Form 10-K
period 2010-12-31
NISOURCE INC/DE
filed 2011-02-28
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock (based upon the June 30, 2010, closing price of $14.50 on the New York Stock Exchange) held by non-affiliates was approximately $4,016,977,544.
There were 279,294,915 shares of Common Stock, $0.01 Par Value outstanding as of January 31, 2011.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2011.

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
Northern Utilities	Northern Utilities, Inc.
NSR	New Source Review
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
Ameren	Ameren Services Company
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule

DEFINED TERMS

CAMR	Clean Air Mercury Rule
CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
CO2	Carbon Dioxide
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
Mcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatts hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits

DEFINED TERMS

OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland LC
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sugar Creek	Sugar Creek electric generating plant
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission

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
NiSource is one of the nation’s largest natural gas distribution companies, as measured by number of customers. NiSource’s principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission and storage holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana, a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Columbia of Massachusetts, a natural gas distribution company serving customers in Massachusetts. NiSource derives substantially all of its revenues and earnings from the operating results of its fifteen direct subsidiaries.
NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; and Electric Operations. Following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for additional information for each segment.
Gas Distribution Operations
NiSource’s natural gas distribution operations serve more than 3.3 million customers in seven states and operate approximately 59 thousand miles of pipeline. Through its wholly-owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. NiSource also distributes natural gas to approximately 795 thousand customers in northern Indiana through three subsidiaries: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light. Additionally, NiSource’s subsidiary, Columbia Gas of Massachusetts, distributes natural gas to approximately 296 thousand customers in Massachusetts.
Gas Transmission and Storage Operations
NiSource’s Gas Transmission and Storage Operations subsidiaries own and operate nearly 15,000 miles of jurisdictional and non-jurisdictional pipelines and operate one of the nation’s largest underground natural gas storage systems capable of storing approximately 639 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf and Crossroads Pipeline, NiSource owns and operates an interstate pipeline network extending from the Gulf of Mexico to New York and the eastern seaboard. Together, these companies serve customers in 16 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia.
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
The Gas Transmission and Storage Operations subsidiaries are also involved in two joint ventures, Millennium and Hardy Storage, which effectively expand their facilities and throughput. Millennium pipeline, which includes 247 miles of 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley, has the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, DTE Energy and National Grid. Hardy Storage, which consists of underground natural gas storage facilities in West Virginia, has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 458 thousand customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,574 mw. Northern Indiana also owns and operates Sugar Creek, a CCGT plant with a 535

ITEM 1. BUSINESS
NiSource Inc.
mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,322 mw. Sugar Creek was purchased in May 2008 and dispatched into MISO on December 1, 2008. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,795 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
During the year ended December 31, 2010, Northern Indiana generated 86.7% and purchased 13.3% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. In the order received on May 25, 2010 related to the 2008 rate case, the IURC approved a rate base that excludes the Mitchell Station. All utility plant assets of the Mitchell Station in service were retired and CWIP, materials and supplies, and base coal totaling $4.3 million were expensed during the third quarter of 2010 as there were no future economic benefits associated with these assets.
Northern Indiana participates in the MISO transmission service and wholesale energy market. The MISO is a nonprofit organization created in compliance with FERC regulations, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing the energy markets, managing transmission constraints, managing the day-ahead, real-time and FTR markets and managing the ancillary market. Northern Indiana transferred functional control of its electric transmission assets to MISO and transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.
Corporate and Other Operations
During the first quarter of 2010, NiSource made the decision to wind down the unregulated natural gas marketing activities as a part of the Company’s long-term strategy of focusing on its core regulated business.
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. NiSource sold Whiting Clean Energy to BPAE in April 2008 for $216.7 million which included $16.1 million in working capital. In December 2008, NiSource sold Northern Utilities and Granite State Gas for $209.1 million which included $49.1 million in working capital. Columbia Gulf sold a portion of Columbia Gulf’s offshore assets to Tennessee Gas Pipeline in June 2008. Lake Erie Land, a wholly-owned subsidiary of NiSource, sold its Sand Creek Golf Club assets in June 2006, to a private real estate developer. Lake Erie Land is pursuing the sale of certain other real estate assets it owns. NiSource Corporate Services is continuing to work with potential buyers to sell its Marble Cliff facility. In the fourth quarter of 2010, NiSource Corporate Services executed a purchase and sale agreement of the Marble Cliff facility with the closing date planned in the first quarter 2011. NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments.
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
Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets. LDC customers and marketers

ITEM 1. BUSINESS
NiSource Inc.
purchase gas directly from producers and marketers as an open, competitive market for gas supplies has emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDCs. The LDCs continue to purchase gas and recover the associated costs from their customers. NiSource’s Gas Distribution Operations’ subsidiaries are involved in programs that provide customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations’ subsidiaries for transportation services.
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
As of December 31, 2010, NiSource had 7,604 employees of whom 3,278 were subject to collective bargaining agreements.
For a listing of certain subsidiaries of NiSource refer to Exhibit 21.
NiSource files various reports with the SEC. The reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. NiSource makes all SEC filings available without charge to the public on its web site at http://www.nisource.com.

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
NiSource had total consolidated indebtedness of $7,352.8 million outstanding as of December 31, 2010. The substantial indebtedness could have important consequences to investors. For example, it could:
•	limit the ability to borrow additional funds or increase the cost of borrowing additional funds;

•	reduce the availability of cash flow from operations to fund working capital, capital expenditures and other general corporate purposes;

•	limit the flexibility in planning for, or reacting to, changes in the business and the industries in which the company operates;

•	lead parties with whom NiSource does business to require additional credit support, such as letters of credit, in order for NiSource to transact such business;

•	place NiSource at a competitive disadvantage compared to competitors that are less leveraged;

•	increase vulnerability to general adverse economic and industry conditions; and

•	limit the ability of the company to execute on its growth strategy, which is dependent upon access to capital to fund its substantial investment program.
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
On December 14, 2010, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 19, 2010, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and all of its subsidiaries is stable. On February 24, 2011, Standard & Poor’s affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. The additional collateral that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $18.1 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. In addition, under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
Additionally, as a result of NiSource’s participation in certain derivative activities, a credit downgrade could cause NiSource to be required to post substantial collateral in support of past and current transactions. These collateral requirements, combined with other potential negative effects on NiSource’s liquidity in the event of a credit downgrade below an investment grade rating, could have a material adverse effect on earnings potential and cash

ITEM 1A. RISK FACTORS
NiSource Inc.
flows. Lastly, a credit downgrade could adversely affect the availability and cost of capital needed to fund the growth investments which are a central element of the company’s long-term business strategy.
NiSource may not be able to execute its growth strategy as planned.
Because of changes in the business or regulatory environment, NiSource may not be able to execute its four-part business plan as intended. NiSource’s commercial and regulatory initiatives may not achieve planned results; levels of commercial growth and expansion of the gas transmission and storage business may be less than its plan has anticipated; and the actual results of NiSource’s financial management of the balance sheet, and process and expense management could deviate materially from planned outcomes.
Adverse economic and market conditions or increases in interest rates could reduce net revenue growth, increase costs, decrease future net income and cash flows and impact capital resources and liquidity needs.
While the national economy is experiencing some recovery from the recent downturn, NiSource cannot predict how robust the recovery will be or whether or not it will be sustained.
Continued sluggishness in the economy impacting NiSource’s operating jurisdictions could adversely impact NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs. An increase in the interest rates NiSource pays would adversely affect future net income and cash flows. In addition, NiSource depends on debt to finance its operations, including both working capital and capital expenditures, and would be adversely affected by increases in interest rates. The slow rate of the current economic recovery and tightened credit markets, coupled with NiSource’s credit ratings, could impact NiSource’s ability to raise additional capital or refinance debt at a reasonable cost. Refer to Note 16, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information related to outstanding long-term debt and maturities of that debt.
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
Virtually all of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the energy rates charged to customers and directly impact revenues. NiSource’s financial results are dependent on more frequent regulatory proceedings in order to ensure timely recovery of costs. For example, the outcome of the currently pending 2010 electric rate case could have a material effect on NiSource’s financial results. Additionally, the costs of complying with future changes in environmental laws and regulations are expected to be significant, and their recovery through rates will be contingent on regulatory approval.
As a result of efforts to introduce market-based competition in certain of the markets where the regulated businesses conduct operations, NiSource may compete with independent marketers for customers. This competition exposes NiSource to the risk that certain stranded costs may not be recoverable and may affect results of NiSource’s growth strategy and cash flows.
NiSource’s costs of compliance with environmental laws are significant. The costs of compliance with future environmental laws and the recognition of environmental liabilities could impact cash flow and profitability.
NiSource’s subsidiaries are subject to extensive federal, state and local environmental requirements that, among other things, regulate air emissions, water usage and discharges, remediation and the management of chemicals, hazardous waste, solid waste, and coal combustion residuals. Compliance with these legal obligations requires NiSource to make expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees and permits at many of NiSource’s facilities. These expenditures are significant, and NiSource expects that they will continue to be significant in the future. Furthermore, if NiSource’s subsidiaries fail to comply with environmental laws and regulations or cause harm to the environment or persons, even if caused by factors beyond NiSource’s control, that failure or harm may result in the assessment of civil or criminal penalties and damages against NiSource and its subsidiaries.

ITEM 1A. RISK FACTORS
NiSource Inc.

Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to NiSource’s subsidiaries. Revised or additional laws and regulations could result in significant additional expense and operating restrictions on NiSource’s facilities or increased compliance costs, which may not be fully recoverable from customers and would, therefore, reduce net income. Moreover, such costs could materially affect the continued economic viability of one or more of NiSource’s facilities.
Because NiSource operations deal with natural gas and coal fossil fuels, emissions of GHGs are an expected aspect of the business. While NiSource attempts to reduce GHG emissions through efficiency programs, leak detection, and other programs, GHG emissions cannot be entirely eliminated. The current administration has made it clear that they are focused on reducing GHG emissions, through legislation and/or regulation. Imposing statutory or regulatory restrictions and/or costs on GHG emissions could increase NiSource’s cost of producing energy, which could impact customer demand or NiSource’s profitability. Compliance costs associated with these requirements could also affect NiSource’s cash flow. The cost impact of any new or amended GHG legislation or regulations would depend upon the specific requirements enacted and cannot be determined at this time.
Even in instances where legal and regulatory requirements are already known, the original estimates for cleanup and environmental capital projects can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including the nature and extent of contamination, the method of cleanup, the cost of raw materials, contractor costs, and the availability of cost recovery from customers. Changes in costs could affect NiSource’s financial position and cash flows.
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
Business operations throughout NiSource’s service territories have been and may continue to be adversely affected by economic events at the national and local level where it operates. In particular, sales to large industrial customers may be impacted by economic downturns. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, increasing costs, and fluctuating demand for their products.

ITEM 1A. RISK FACTORS
NiSource Inc.
Fluctuations in the price of energy commodities or their related transportation costs may have a negative impact on NiSource’s financial results.
NiSource’s electric generating fleet is dependent on coal and natural gas for fuel, and its gas distribution operations purchase and resell much of the natural gas they deliver. These energy commodities are vulnerable to price fluctuations and fluctuations in associated transportation costs. Hedging activities have been deployed in order to offset fluctuations in commodity supply prices and NiSource relies on regulatory recovery mechanisms in the various jurisdictions in order to fully recover the costs incurred in operations. However, while NiSource has historically been successful in recovery of costs related to such commodity prices, there can be no assurance that such costs will be fully recovered through rates in a timely manner. Additionally, increased gas and electricity costs could result in reduced demand from customers as a result of increased conservation activities.
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
In accordance with GAAP, NiSource tests goodwill for impairment at least annually and reviews its definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill would also be tested for impairment when factors, examples of which include, reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. NiSource would be required to record a charge in the financial statements during the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under the five-year revolving credit facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%.
Changes in taxation and the ability to quantify such changes could adversely affect NiSource’s financial results.
NiSource is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. Legislation or regulation which could affect NiSource’s tax burden could be enacted by any of these governmental authorities. NiSource cannot predict the timing or extent of such tax-related developments which could have a negative impact on the financial results. Additionally, NiSource uses its best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, NiSource’s ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

ITEM 1A. RISK FACTORS
NiSource Inc.
Changes in accounting principles may adversely affect NiSource’s financial results.
Future changes in accounting rules, such as IFRS, and associated changes in regulatory accounting may negatively impact the way NiSource records revenues, expenses, assets and liabilities. These changes in accounting standards may adversely affect its financial results.
Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs.
Our gas distribution and storage activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, including third party damages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution and impairment of our operations, which in turn could lead to substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events not fully covered by insurance could adversely affect our financial position and results of operations.
Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact NiSource’s financial results.
NiSource has risks associated with aging infrastructure assets. The age of these assets may result in a higher level of maintenance costs and may be susceptible to unscheduled outages despite diligent efforts by NiSource to properly maintain these assets through inspection, scheduled maintenance and capital investment. The failure to operate these assets as desired could result in NiSource’s inability to meet firm service obligations, adversely impact revenues, and could result in increased expenses, which may not be fully recoverable from customers.
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
Growing NiSource’s business by constructing new pipelines and other facilities subjects NiSource to construction risks and natural gas supply risks.
NiSource Gas Transmission & Storage Operations continues to complete and advance customer-driven growth projects across its system, primarily surrounding the Marcellus Shale production area in the states of Pennsylvania and West Virginia. These growth projects may include constructing or purchasing pipelines and treatment and processing facilities, which subjects NiSource to construction risks and risks that gas supplies will not be available. If NiSource undertakes these projects, it may not be able to complete them on schedule or at the anticipated costs. NiSource may construct or purchase these projects to capture anticipated future growth in production in the region, which may not materialize, and the construction may occur over an extended period of time, and NiSource will not receive material increases in revenue and cash flows until after the completion of the project. NiSource competes for these projects with companies of varying size and financial capabilities, including some that may have advantages competing for natural gas and liquid gas supplies, as well as acquisitions and other business opportunities.
Sustained extreme weather conditions may negatively impact NiSource’s operations.
NiSource conducts its operations across a wide geographic area subject to varied and potentially extreme weather conditions, which may from time to time persist for sustained periods of time. Despite preventative maintenance efforts, persistent weather related stress on NiSource’s infrastructure may reveal weaknesses in its systems not previously known to the company or otherwise present various operational challenges across all business segments. Although NiSource makes every effort to plan for weather related contingencies, adverse weather may affect its ability to conduct operations in a manner that satisfies customer expectations or contractual obligations. The company endeavors to minimize such service disruptions, but may not be able to avoid them altogether.

ITEM 1A. RISK FACTORS
NiSource Inc.
Growing competition in the gas transportation industry could result in the failure by customers to renew existing contracts.
As a consequence of the increase in competition in the industry and the shift in natural gas production areas, end users and LDCs may be reluctant to enter into long-term service contracts. The renewal or replacement of existing contracts with NiSource’s customers at rates sufficient to maintain current or projected revenues and cash flows depends on a number of factors beyond its control, including competition from other pipelines, gatherers, the proximity of supplies to the markets, and the price of, and demand for, natural gas. The inability of NiSource to renew, or replace its current contracts as they expire and respond appropriately to changing market conditions could materially impact its financial results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NiSource Inc.
Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2010.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 58,608 miles of pipelines and certain related facilities. This includes: (i) for the six distribution companies of its Columbia system, 41,144 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells, liquid propane facilities with a capacity of 3.3 million gallons, an LNG facility with a total capacity of 22.3 million gallons and one compressor station with 800 hp of installed capacity, (ii) for its Northern Indiana system, 15,443 miles of pipelines, 27,129 reservoir acres of underground storage, 82 storage wells, two compressor stations with a total of 4,000 hp of installed capacity and an LNG facility with a storage capacity of 48.6 million gallons, (iii) for its Northern Indiana Fuel and Light system, 970 miles of pipelines, and (iv) for its Kokomo Gas system, 1,051 miles of pipelines and an LNG facility with a capacity of 4.9 million gallons. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, and Massachusetts.
Gas Transmission and Storage Operations. NiSource Gas Transmission and Storage subsidiaries own and operate 14,772 miles of jurisdictional interstate natural gas transmission pipeline. Columbia Transmission owns and leases approximately 775 thousand acres of underground storage, 3,518 storage wells, 11,193 miles of interstate pipeline and 91 compressor stations with 624,179 hp of installed capacity. Columbia Transmission’s operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, and West Virginia. Columbia Gulf has 3,377 miles of transmission pipeline and 11 compressor stations with 470,238 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio. NiSource Gas Transmission and Storage Operations’ offices are headquartered in Houston, Texas.
Electric Operations. NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 458 thousand customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,574 mw. Northern Indiana also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,322 mw. Sugar Creek was purchased in May 2008 and dispatched into MISO on December 1, 2008. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,795 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.
During the year ended December 31, 2010, Northern Indiana generated 86.7% and purchased 13.3% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations. In the order received on May 25, 2010 related to the 2008 rate case, the IURC approved a rate base that excludes the Mitchell Station. All utility plant assets of the Mitchell Station in service were retired and construction work-in-process (CWIP), materials and supplies, and base coal totaling $4.3 million were expensed during the third quarter of 2010 as there were no future economic benefits associated with these assets.
Corporate and Other Operations. NiSource owns the Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana, and other residential and development property.
Character of Ownership. The principal offices and properties of NiSource and its subsidiaries are held in fee and are free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of NiSource under leases. All properties are subject to liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is NiSource’s practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned in fee but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. NiSource does not, however, generally have specific easements from the

ITEM 2. PROPERTIES
NiSource Inc.
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

ITEM 3. LEGAL PROCEEDINGS
NiSource Inc.
1.         Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which was terminated on December 29, 2010. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of December 31, 2010, NiSource has contributed a total of $330.5 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of December 31, 2010, $8.3 million of the maximum settlement liability has not been paid. NiSource contributed an additional $2.7 million subsequent to December 31, 2010. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
2.         Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, EPA, Department of Justice, and IDEM have agreed to settle the NOV.
The parties reached a settlement in a consent decree that was filed in the United States District Court for the Northern District of Indiana on January 13, 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell. Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new SO2 control devices and one new NOx control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related capital improvements at $550.0 to $650.0 million, which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.
3.         Majorsville Operations Center – PADEP Notice of Violation
In 1995, Columbia Transmission entered into an AOC with the EPA that requires Columbia Transmission to characterize and remediate environmental contamination at thousands of locations along Columbia Transmission’s

ITEM 3. LEGAL PROCEEDINGS
NiSource Inc.
pipeline system. One of the facilities subject to the AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. Pursuant to the Remedial Action Work Plan, Columbia Transmission completed a project that stabilized residual oil contained in soils at the site and in sediments in an adjacent stream. Columbia Transmission continues to monitor this site subject to EPA oversight.
On April 23, 2009, however, the PADEP issued Columbia Transmission an NOV, alleging that the remediation did not fully address the contamination. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid Waste Management Act and includes a settlement demand in the amount of $1 million. Columbia Transmission is unable to estimate the likelihood or cost of potential penalties or additional remediation at this time.

ITEM 4. (Removed and Reserved)

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NiSource Inc.
The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2011.

Name	Age	Office(s) Held in Past 5 Years

Robert C. Skaggs, Jr	56	Chief Executive Officer of NiSource since July 2005. President of NiSource since October 2004.

Christopher A. Helms	56	Executive Vice President and Group Chief Executive Officer since January 2008.

		Pipeline Group President of NiSource from April 2005 to December 2007.

Carrie J. Hightman	53	Executive Vice President and Chief Legal Officer of NiSource since December 2007.

		President, AT&T Illinois from April 2001 through October 2006.

Stephen P. Smith	49	Executive Vice President and Chief Financial Officer of NiSource since August 2008.

		Executive Vice President of NiSource from June 2008 to August 2008.

		Senior Vice President of Shared Services for American Electric Power Company from January 2008 to May 2008.

		Senior Vice President and Treasurer, American Electric Power Company from January 2004 to December 2007.

Jimmy D. Staton	50	Executive Vice President and Group Chief Executive Officer since March 2008.

		Senior Vice President, Gas Delivery, Dominion Resources, Inc. from January 2006 to 2008.

Robert D. Campbell	51	Senior Vice President, Human Resources, of NiSource since May 2006.

		Senior Vice President, Human Resources, NiSource Corporate Services since September 2005.

Glen L. Kettering	56	Senior Vice President, Corporate Affairs, since March 2006.

Jon D. Veurink	46	Vice President, Controller & Chief Accounting Officer since February 2010.

		Vice President at NiSource Corporate Services Company from October 2009 to February 2010.

		Vice President, Controller & Chief Accounting Officer, Exelon Generation LLC from January 2004 to September 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NiSource Inc.
NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol “NI.” The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2010		2009
	High	Low	High	Low

First Quarter	16.03	14.24	11.40	7.79
Second Quarter	16.80	14.13	11.82	9.64
Third Quarter	17.91	14.19	14.03	11.41
Fourth Quarter	17.96	16.65	15.82	12.83

As of December 31, 2010, NiSource had 32,313 common stockholders of record and 278,855,291 shares outstanding.
Holders of shares of NiSource’s common stock are entitled to receive dividends when, and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $0.92 per share for the years ended December 31, 2010, 2009, and 2008. At its January 19, 2011 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 18, 2011 to holders of record on January 31, 2011.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
NiSource Inc.

Year Ended December 31, (in millions except per share data)	2010	2009	2008	2007	2006

Statement of Income Data:
Gross Revenues
Gas Distribution	$3,094.0	$3,296.2	$5,171.3	$4,332.5	$4,083.7
Gas Transportation and Storage	1,261.4	1,239.5	1,132.4	1,089.6	1,027.0
Electric	1,386.7	1,213.2	1,357.0	1,358.6	1,300.0
Other	679.9	901.7	1,219.5	1,082.0	1,008.8

Total Gross Revenues	6,422.0	6,650.6	8,880.2	7,862.7	7,419.5

Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,447.9	3,332.6	3,246.9	3,187.4	3,082.9
Operating Income	921.3	801.0	919.0	916.4	915.4
Income from Continuing Operations	294.6	230.5	370.6	303.0	333.7
Results from Discontinued Operations - net of taxes	(2.6)	(12.8)	(291.6)	18.4	(51.9)
Cumulative Effect of Change in Accounting Principle - net of taxes	-	-	-	-	0.4
Net Income	292.0	217.7	79.0	321.4	282.2
Balance Sheet Data:
Total Assets	19,938.8	19,271.7	20,032.2	18,009.9	18,169.1
Capitalization
Common stockholders’ equity	4,923.2	4,854.1	4,728.8	5,076.6	5,013.6
Long-term debt, excluding amounts due within one year	5,936.1	5,969.1	5,945.7	5,596.3	5,148.1

Total Capitalization	$10,859.3	$10,823.2	$10,674.5	$10,672.9	$10,161.7

Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	1.06	0.84	1.35	1.10	1.23
Discontinued operations	(0.01)	(0.05)	(1.06)	0.07	(0.19)

Basic Earnings Per Share	1.05	0.79	0.29	1.17	1.04

Diluted Earnings (Loss) Per Share ($)
Continuing operations	1.05	0.84	1.35	1.10	1.22
Discontinued operations	(0.01)	(0.05)	(1.06)	0.07	(0.19)

Diluted Earnings Per Share	1.04	0.79	0.29	1.17	1.03

Other Data:
Dividends paid per share ($)	0.92	0.92	0.92	0.92	0.92
Shares outstanding at the end of the year (in thousands)	278,855	276,638	274,262	274,177	273,654
Number of common shareholders	32,313	34,299	36,194	38,091	40,401
Capital expenditures ($ in millions)	803.8	777.2	1,299.9	786.5	627.1
Number of employees	7,604	7,616	7,981	7,607	7,439

•
On December 30, 2010, NiSource Finance finalized a cash tender offer for $273.1 million aggregate principal amount of its outstanding 10.75% notes due in 2016. As a result of this tender offer, NiSource incurred $96.7 million in early redemption fees, primarily attributable to early redemption premiums and unamortized discounts and fees, which is recorded as a loss on the early extinguishment of long-term debt reducing income from continuing operations.

•
For 2010, Other gross revenues declined due to the decision to wind down the unregulated natural gas marketing activities as a part of the Company’s long-term strategy of focusing on its core regulated businesses.

•
For 2009, Gas Distribution and Other gross revenues decreased due to a significant decline in natural gas commodity prices. Please see the Gas Distribution Operations segment discussion for further information on the change in market conditions.

•	For 2009, operating income decreased $25.3 million due to pre-tax restructuring charges, net of adjustments.

•
For 2008, the Results from Discontinued Operations – net of taxes includes the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.3 million, $63.3 million and $12.5 million, respectively, and an adjustment of $188.0 million for the Tawney litigation.

•
In the third quarter of 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million included within Other, net on the Statements of Consolidated Income.

ITEM 6. SELECTED FINANCIAL DATA
NiSource Inc.
•	During the second quarter 2008, Northern Indiana purchased Sugar Creek for $329.7 million, which is included in the above capital expenditures amount for 2008.

•
During the fourth quarter of 2007, Whiting Clean Energy redeemed its outstanding long-term notes. The associated redemption premium of $40.6 million was recorded as a loss on early extinguishment of long-term debt.

•
In 2007, Northern Indiana detected an error in its unbilled revenue calculation and revised its estimate for unbilled electric and gas revenues. As a result, this correction reduced net revenues by $25.5 million in the fourth quarter of 2007.

•
In 2007, NiSource adopted the new measurement date provisions of the amended ASC topic for retirement benefits which decreased Total Assets by approximately $80.2 million, decreased Total Liabilities by approximately $76.8 million and decreased total Common stockholders’ equity by approximately $3.4 million, net of taxes.

•
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
For the twelve months ended December 31, 2010, NiSource reported income from continuing operations of $294.6 million, or $1.06 per basic share, compared to $230.5 million, or $0.84 per basic share for the same period in 2009.
Increases in income from continuing operations were due primarily to the following items:
•
Electric Operations’ net revenues increased $121.5 million from 2009. This increase was primarily the result of higher industrial usage and margins of $45.1 million due to improved economic conditions, warmer weather of approximately $35 million, and a $17.1 million increase in environmental trackers, which are partially offset in operating expenses. Additionally, there was an increase of $14.6 million in off-system sales, including a reduction of $8.2 million in off-system sales in 2009 resulting from a FAC settlement.

•
NiSource’s Gas Transmission and Storage Operations’ net revenues increased $18.5 million primarily due to increased demand and commodity margin revenues from growth projects of $22.9 million and an increase of $8.3 million due to the recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. These increases in revenue were partially offset by a decrease in shorter term transportation and storage services of $23.1 million.

•
The effective tax rate decreased to 32.4% compared to 41.8% for the comparable period last year. The decrease is due to NiSource recording a $15.2 million reduction in income tax expense in the third quarter of 2010 as a result of a rate case settlement by Columbia of Pennsylvania that requires the company to flow through certain tax benefits to customers in current rates. Additionally, the company experienced increases in income tax expense in 2009 for additional deferred income tax expense related to state apportionment changes.

Increases in income from continuing operations were partially offset due to the following item:
•
On December 30, 2010, NiSource Finance finalized a cash tender offer for $273.1 million aggregate principal amount of its outstanding 10.75% notes due in 2016. As a result of this tender offer, NiSource incurred $96.7 million in early redemption fees, primarily attributable to early redemption premiums and unamortized discounts and fees, which is recorded as a loss on the early extinguishment of long-term debt.

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
Commercial and Regulatory Initiatives
Rate Development and Other Regulatory Matters. NiSource is moving forward with regulatory initiatives across several gas distribution company markets, at Northern Indiana, and at Columbia Gulf. Whether through full rate case filings or other approaches, NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs to enhance its infrastructure.
On November 19, 2010, Northern Indiana filed a petition for new electric base rates and charges. The filing requests an increase in base rates calculated to produce additional gross revenue of $75.7 million when compared to a normalized test year ended June 30, 2010. This is calculated to provide the opportunity to earn a return of 7.70% on net original cost rate base of $2,706 million. If approved, the rates from this new petition would replace any other existing rates, including those that may be approved by effect of the August 25, 2010 rate order for the 2008 rate case. The proposed rates would ease bill impacts on residential customers, while still allowing Northern Indiana

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
to continue investing in service, reliability and infrastructure improvements. Northern Indiana filed the proceeding under the IURC’s minimum standard filing requirements prescribing timeframes for issuance of an order if required information is supplied as part of the rate case filing. The IURC held its prehearing conference on December 17, 2010 and issued a prehearing conference order on January 5, 2011. The parties agreed to and the IURC ordered a procedural schedule that includes a bifurcated hearing. The evidentiary hearing on Northern Indiana’s case-in-chief is scheduled for the week of February 28, 2011, and the evidentiary hearing for the remainder of the case is scheduled for the weeks of July 11, 2011 and July 25, 2011. The case is scheduled to be fully briefed by September 30, 2011 and an Order is anticipated by the end of 2011 with the implementation of new rates anticipated in the first quarter of 2012.
On January 14, 2011, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $37.8 million annually, and seeking to implement a levelized distribution charge for its residential class that would mitigate revenue volatility associated with volumetric rates and provide residential customers with clear price signals. Columbia of Pennsylvania expects that the Pennsylvania PUC will issue an order in the third or fourth quarter of 2011 with rates going into effect in the fourth quarter.
On May 3, 2010, Northern Indiana filed a natural gas rate case with the IURC. Northern Indiana entered into a comprehensive settlement with all parties on August 24, 2010. The Settlement Agreement was approved in entirety by Order issued on November 4, 2010 and new rates were placed into effect November 5, 2010. The order resulted in a decrease in revenue of approximately $14.9 million when compared to a normalized test year ended December 31, 2009. The IURC authorized Northern Indiana to increase the monthly fixed charge for residential customers from $6.36 to $11.00. The IURC also approved revised depreciation accrual rates for gas plant and authorized Northern Indiana to reduce current period gas plant depreciation expense by up to $25.7 million annually for the next four years or until further order of the IURC, whichever occurs first.
On May 3, 2010, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $13.0 million to recover an updated level of costs upon the expiration of its Performance Based Regulation Plan on December 31, 2010. Columbia of Virginia also sought a Weather Normalization Adjustment (“WNA”), cost recovery of certain gas related items through its Purchased Gas Adjustment (“PGA”) mechanism rather than base rates, and forward looking adjustments predicted to occur during the rate year ending December 31, 2011. On November 16, 2010, Columbia of Virginia, the VSCC Staff and the other parties filed a Proposed Stipulation and Recommendation (“Stipulation”) that would result in an annual revenue increase of $4.9 million, including authorization of the WNA and recovery of certain gas related items through the PGA mechanism. The Chief Hearing Examiner issued a Report on December 2, 2010 recommending approval of the Stipulation. The VSCC issued a Final Order on December 17, 2010 adopting the Stipulation. New rates became effective January 1, 2011.
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC. On June 25, 2010, Columbia of Pennsylvania and the other active parties filed a Joint Petition for Settlement that would result in an annual revenue increase of $12.0 million. On August 18, 2010, the Pennsylvania PUC entered a final order approving the Joint Petition for Settlement and new rates went into effect on October 1, 2010.
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
On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposes a revenue increase of approximately $50.0 million to cover increases in the cost of services, which includes adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes. New rates are expected to be effective by May 2011, subject to refund.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
On September 1, 2010 Northern Indiana, NIFL and Kokomo filed to merge into one company (Northern Indiana). NIFL and Kokomo also filed rate proceedings on September 1, 2010. On February 23, 2011, a stipulation and settlement agreement was filed that provides for the merger and settlement of the rate proceedings. The settlement stipulates that all of Northern Indiana’s existing services, rates and charges will be applicable in the former NIFL and Kokomo territories, including one unified Gas Cost Adjustment mechanism. The application of Northern Indiana’s rates in the former NIFL and Kokomo territories will result in a decrease in revenue of approximately $0.8 million, when compared to a normalized test year ended March 31, 2010. This is primarily offset by reductions in depreciation expense. A settlement hearing is scheduled for March 23, 2011 and an order is anticipated in the second quarter of 2011.
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for a complete discussion of regulatory matters.
Bear Garden Station. In August 2008, Columbia of Virginia entered into an agreement with Dominion Virginia Power to install facilities to serve a 580 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project required approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station. Columbia of Virginia’s facilities constructed to serve the Bear Garden station were placed into service in July 2010.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
During 2010, Gas Transmission and Storage Operations advanced or completed more than $150 million in strategic growth projects serving the Marcellus Shale production area and capable of providing market access to more than 500,000 Dth per day of natural gas.
East Lateral Project. Gas Transmission and Storage Operations segment initiated a $4.7 million project in 2010 that, with modification of existing facilities on the Columbia Gulf East Lateral, allows it to provide firm transportation services for up to 300,000 Dth per day. Firm transportation contracts for 250,000 Dth per day have been executed for five-year terms. Gas Transmission and Storage received FERC approval to complete this project, which will be put into service on April 1, 2011.
Line WB Expansion Project. Gas Transmission and Storage Operations segment is expanding its WB system through an approximately $14 million investment in additional facilities to provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion will allow producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity have been executed, some of which began in January 2011. Gas Transmission and Storage Operations segment requested and received FERC approval and anticipates completing construction on all of the facilities in the third quarter of 2011.
Southern Appalachian Project. As a continuation of its strategy to provide transportation services to producers of Marcellus and Appalachian gas, Gas Transmission and Storage Operations segment is expanding Line SM-116 to transport approximately 38,500 Dth per day on a firm basis. This additional capacity is supported by executed binding precedent agreements. These additional facilities will be constructed at a cost of nearly $4 million. Gas Transmission and Storage Operations segment requested and received FERC approval to complete this project with service expected to commence in April 2011.
Cobb Compressor Station Project. This project continues the Gas Transmission and Storage Operations segment strategy to meet producers’ near-term, incremental transportation demand in the Appalachian Basin. Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Compressor Station expansion totaled approximately $15 million in construction costs and was placed into service on May 17, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
Majorsville, PA Project. The Gas Transmission and Storage Operations segment executed three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Fully contracted, the pipeline and compression assets allow Gas Transmission and Storage Operations to gather and deliver more than 325,000 Dth per day of Marcellus production gas to the Majorsville MarkWest Liberty processing plants developed by MarkWest Liberty Midstream & Resources L.L.C.
In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plants to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This third project is expected to go in service in the first quarter of 2011.
Clendenin Project. Construction began in 2010 to modify existing facilities in the Clendenin area in West Virginia to move Marcellus production to liquid market centers. The Clendenin project allows Gas Transmission and Storage Operations segment to meet incremental transportation demand of up to 150,000 Dth per day. Long term firm transportation contracts for 130,000 Dth have been executed, some which began in the third quarter 2010 and others that will begin in the second quarter 2011. Total capital required for the Clendenin project is approximately $18 million.
Financial Management of the Balance Sheet
NiSource remains committed to maintaining its liquidity position through management of capital spending, working capital and operational requirements, and its financing needs. NiSource has executed on its plan by taking the following actions:
•	On December 8, 2010, NiSource Finance issued $250.0 million of 6.25% senior unsecured notes that mature December 15, 2040.

•
On December 1, 2010, NiSource Finance announced that it was commencing a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.80% notes due 2019. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2019 notes were accepted. On December 14, 2010, NiSource Finance announced that approximately $272.9 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered. Based upon the principal amount of the 2016 notes tendered, NiSource Finance increased the maximum aggregate principal amount of 2016 notes it would purchase from $250.0 million to $325.0 million and terminated the portion of the tender offer related to its 6.80% notes due 2019. On December 30, 2010, NiSource Finance announced that $273.1 million of 2016 notes were successfully tendered.

•	On November 15, 2010, NiSource Finance redeemed $681.8 million of its 7.875% unsecured notes.

•
On September 14, 2010, the company completed a $400 million equity offering of common stock. This offering was structured as a forward equity agreement. Refer to Note 14, “Common Stock,” in the Notes to Consolidated Financial Statements for more information regarding this transaction.

•
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
NiSource Inc.
sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination date of March 14, 2011 and can be renewed if mutually agreed to by both parties. As of December 31, 2010, $46.6 million of accounts receivable had been transferred by CPRC.
Credit Ratings. On December 14, 2010, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 19, 2010, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and all of its subsidiaries is stable. On February 24, 2011, Standard & Poor’s affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Process and Expense Management
Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for information on process and expense management.
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
Refer to “Management’s Report on Internal Control over Financial Reporting” included in Item 9A.
Results of Operations
The following information should be read taking into account the critical accounting policies applied by NiSource as discussed in “Other Information” of this Item 7.
Income from Continuing Operations and Net Income
For the twelve months ended December 31, 2010, NiSource reported income from continuing operations of $294.6 million, or $1.06 per basic share, compared to $230.5 million, or $0.84 per basic share in 2009. Income from continuing operations for the twelve months ended December 31, 2008 was $370.6 million, or $1.35 per basic share.
Including results from discontinued operations, NiSource reported 2010 net income of $292.0 million, or $1.05 per basic share, 2009 net income of $217.7 million, or $0.79 per basic share, and 2008 net income of $79.0 million, or $0.29 per basic share.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses were offset by increases in net revenues and had essentially no impact on income from continuing operations. A decrease in operating expenses of $7.6 million for the 2010 year was offset by a corresponding decrease to net revenues reflecting these tracked costs. In the 2009 period, an increase in operating expenses of $16.3 million for trackers was offset by a corresponding increase to net revenues reflecting recovery of these costs. These fluctuations in 2010 and in 2009 were largely attributable to the changes in the recovery of uncollectible accounts.
Net Revenues
NiSource analyzes the operating results using net revenues. Net revenues are calculated as revenues less the associated cost of sales (excluding depreciation and amortization). NiSource believes net revenues is a better measure to analyze profitability than gross operating revenues since the majority of the cost of sales are tracked

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in gross operating revenues.
Total consolidated net revenues for the twelve months ended December 31, 2010, were $3,447.9 million, a $115.3 million increase compared with 2009. Net revenues increased primarily due to increased Electric Operations’ net revenues of $121.5 million and increased Gas Transmission and Storage Operations’ net revenues of $18.5 million, partially offset by lower Gas Distribution Operations’ net revenues of $6.9 million.
•
Electric Operations’ net revenues increased as a result of higher industrial usage and margins of $45.1 million due to improved economic conditions, warmer weather of approximately $35 million, and a $17.1 million increase in environmental trackers, which are partially offset in operating expenses. Additionally, there was an increase of $14.6 million in off-system sales, including a reduction of $8.2 million in off-system sales in 2009 resulting from a FAC settlement and an increase in residential margins of $6.6 million.

•
Gas Transmission and Storage Operations’ net revenues increased primarily due to increased demand and commodity margin revenues as a result of growth projects of $22.9 million and an increase of $8.3 million due to the recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, there was a $5.6 million increase in regulatory trackers, which are offset in expense and $5.4 million of fees received from a contract buy-out during the period. These increases in revenue were partially offset by a decrease in shorter term transportation and storage services of $23.1 million and a decrease of $9.1 million in mineral rights leasing revenues.

•
Gas Distribution Operations’ net revenues decreased due to lower regulatory and tax trackers of $20.4 million, offset in expense and decreased residential and commercial margins of $20.1 million. Additionally, there was an accrual related to a prior period contract of $5.7 million established at Columbia of Massachusetts, customer credits of $5.6 million issued as a result of a rate case, and a decrease in forfeited discounts and late payments of $5.0 million. These decreases were partially offset by an increase in regulatory and service programs of $51.7 million. This includes impacts from rate cases at various utilities, the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program, and the revenue normalization program at Columbia of Virginia.

Total consolidated net revenues for the twelve months ended December 31, 2009 were $3,332.6 million, an $85.7 million increase compared with 2008. Net revenues increased primarily due to increased Gas Distribution Operations’ net revenues of $66.7 million and increased Gas Transmission and Storage Operations’ net revenues of $65.4 million, partially offset by lower Electric Operations’ net revenues of $41.0 million.
•
Gas Distribution Operations’ net revenues were higher due to increased revenues of $97.2 million from regulatory initiatives including impacts from rate proceedings, partially offset by decreased residential and industrial customer usage of $22.0 million, a $13.0 million decrease in off-system sales and the impact of warmer weather of approximately $8 million.

•
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

•
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
Expenses
Operating expenses were $2,541.6 million in 2010, a decrease of $6.0 million from the comparable 2009 period. This decrease was primarily due to decreased restructuring charges of $27.2 million, lower impairment charges of $21.3 million, lower uncollectible costs of $12.8 million, decreased legal reserves of $12.0 million, and decreased trackers of $7.5 million, offset in net revenues. The decreases above were partially offset by an increase of $36.1 million in payroll and benefits expense, an increase of $20.0 million in maintenance costs, including integrity management pipeline costs, and an increase of $7.0 million in depreciation costs due to the increased capital expenditures.
Operating expenses were $2,547.6 million in 2009, an increase of $207.4 million from the comparable 2008 period. This increase was mainly due to higher employee and administrative expenses of $102.3 million, which primarily resulted from higher pension expense of $84.8 million, net of deferring $10.7 million of pension costs under the regulatory order that was granted to Columbia of Ohio in July 2009, and higher payroll and benefits expense of $29.6 million. Operating expenses also increased as a result of restructuring charges of $27.2 million, impairment charges of $22.8 million in 2009, higher depreciation of $22.0 million, $21.6 million in increased legal reserves, and increased trackers of $16.3 million offset in net revenues. The increase in benefits expense is due in part to a $12.7 million adjustment that decreased expense in the third quarter of 2008, which resulted from the misclassification of certain claims in 2007.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $15.0 million in 2010, a decrease of $1.0 million compared with 2009. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations business. Equity earnings decreased primarily resulting from lower earnings from Columbia Transmission’s investment in Millennium, driven by higher interest costs and hedge loss amortization related to Millennium’s August 2010 debt refinancing.
Equity Earnings in Unconsolidated Affiliates were $16.0 million in 2009 compared to $12.3 million in 2008. Equity earnings from Millennium, which was placed into service on December 22, 2008, totaled $12.1 million for 2009, net of an $8.1 million reduction resulting from interest rate hedges relating to Millennium’s decision to delay permanent financing until 2010.
Other Income (Deductions)
Other Income (Deductions) in 2010 reduced income $485.2 million compared to a reduction of $405.2 million in 2009. The decrease in other income was primarily due to a $96.7 million loss on the early extinguishment of long-term debt, partially offset by a decrease in interest expense of $7.0 million. Interest expense decreased primarily due to the $681.8 million November 2010 long-term debt maturity, the $385.0 million December 2009 term loan repayment, the maturity of the company’s $417.6 million November 2009 floating rate note, and lower short-term interest rates. The interest expense benefits were partially offset by incremental interest expense associated with the issuance of $250.0 million of long-term debt in December 2010, the issuance of the $500.0 million December 2009 long-term debt and the effect of the adoption of new accounting requirements related to the company’s accounts receivable facilities. Additionally, other, net increased from an expense of $1.4 million in 2009 to income of $3.8 million in 2010 related to the classification of interest expense as a result of the adoption of the new accounting requirements noted above.
Other Income (Deductions) in 2009 reduced income $405.2 million compared to a reduction of $362.4 million in 2008. Interest expense increased primarily due to incremental interest expense associated with the issuance of $700 million of long-term debt in May 2008, the issuance of $600 million of long-term debt in March 2009 and a $385 million two-year term loan entered into in April 2009, partially offset by the open market repurchase of $100 million of long-term debt in January 2009, the $250.6 million tender offer repurchase of long-term debt in April 2009 and lower short-term interest rates. Other, net was a loss of $1.4 million compared to income of $17.6 million for 2008

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Income Taxes
The effective income tax rates were 32.4%, 41.8%, and 33.4% in 2010, 2009 and 2008, respectively. The 9.4% decrease in the overall effective tax rate in 2010 versus 2009 was primarily due to the 2010 rate settlements resulting in the flow through of certain tax benefits in rates. In 2009, the company recorded in its tax provision the impact of certain nondeductible expenses, which increased tax expense $5.3 million, additional deferred income tax expense of $9.7 million related primarily to state income tax apportionment changes, and a reduction in AFUDC-Equity that increased tax expense by $3.2 million. In 2008, the effective tax rate was reduced by $14.9 million for the change in Massachusetts state taxes discussed below.
In the fourth quarter of 2010, NiSource received permission from the Internal Revenue Service to change its method of accounting for capitalized overhead costs under Section 263A of the Internal Revenue Code. The change is effective for the 2009 tax year. The company recorded a net long-term receivable of $31.5 million, net of uncertain tax positions, in the fourth quarter of 2010 to reflect this change. There was no material impact on the effective tax rate as a result of this method change.
In the third quarter of 2010, NiSource recorded a $15.2 million reduction to income tax expense in connection with the Pennsylvania PUC approval of the Columbia of Pennsylvania base rate case settlement on August 18, 2010. The adjustment to income tax expense results from the settlement agreement to flow through in current rates the tax benefits related to a tax accounting method change for certain capitalized costs approved by the Internal Revenue Service.
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
During the third quarter of 2009, NiSource received permission from the IRS to change its tax method of capitalizing certain costs which it applied on a prospective basis to the federal and state income tax returns filed for its 2008 tax year. Under the new tax accounting method, NiSource recorded federal and state income tax receivables of $295.7 million. In October 2009, $263.5 million of these refunds were received. The remaining refunds were received in December 2009 and throughout 2010. The loss for the 2008 tax year resulted in $1.2 million of additional federal income tax expense due to the elimination of Section 199 deductions. The impact of certain state restrictions on loss carrybacks and carryforwards resulted in a net charge to state income tax expense of $5.5 million.
During the third quarter of 2008, the Governor of Massachusetts signed into law a bill that significantly changed the Massachusetts corporate income tax regime. Under the law, which became effective for tax years beginning on or after January 1, 2009, NiSource calculates its Massachusetts income tax liability on a unitary basis, meaning that the income tax obligation to the Commonwealth of Massachusetts is determined based on an apportioned share of all of NiSource’s income, rather than just the income of NiSource’s subsidiaries doing business in Massachusetts. Because of NiSource’s substantial operations outside of Massachusetts, the new law had the impact of reducing the deferred income tax liability to Massachusetts. NiSource recognized the impact of this tax law change as a $14.9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
million reduction in income tax expense in 2008. Income tax expense for 2009 and 2010 reflects the impact of the law on a prospective basis.
Discontinued Operations
Discontinued operations reflected a loss of $2.6 million, or $0.01 loss per basic share, in 2010, a loss of $12.8 million, or $0.05 loss per basic share, in 2009, and a loss of $291.6 million, or $1.06 loss per basic share, in 2008.
The losses in 2010 and 2009 include activities associated with CER, and other former subsidiaries where NiSource has retained certain liabilities, as well as for impairment charges in 2009 associated with certain properties to be sold by NDC Douglas Properties.
The loss in 2008 is primarily attributable to an adjustment to the reserve for the Tawney litigation and losses from businesses disposed during the year. During 2008 NiSource recorded an after-tax loss of $108.2 million for the dispositions of Northern Utilities, Granite State Gas and Whiting Clean Energy. In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities, Granite State Gas and Whiting Clean Energy as discontinued operations. As such, net income of $4.4 million was classified as discontinued operations for the year ended 2008.
Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolver, long-term debt agreements and NiSource’s ability to access the capital markets there is adequate capital available to fund its operating activities and capital expenditures in 2011.
Operating Activities
Net cash from operating activities for the twelve months ended December 31, 2010 was $725.4 million, a decrease of $940.8 million from a year ago. During 2010, the refunding of the 2009 over-recovered gas costs resulted in a $250.4 million use of working capital. During 2009, gas price decreases and the collection of the 2008 under-recovered gas cost resulted in a $324.4 million source of working capital. Although there have been no changes in the operation of the accounts receivable securitization programs, the application of new accounting guidance, ASC 860, attributed to substantially all of the $243.9 million use of working capital associated with accounts receivable in 2010. Furthermore, higher gas prices and volumes attributed to the higher than normal accounts receivable at December 31, 2008 creating a $258.9 million source of working capital when collected in 2009. This same pricing and volume scenario contributed to higher than normal accounts payable at December 31, 2008, resulting in a $191.5 million use of working capital when paid in 2009.
Tawney Settlement. NiSource’s share of the settlement liability is up to $338.8 million. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. For 2010, 2009 and 2008, NiSource contributed $53.2 million, $252.3 million and $25.0 million, respectively, into the qualified settlement fund which is recorded as net operating activities used for discontinued operations in the Statements of Consolidated Cash Flows. As of December 31, 2010, $8.3 million of the maximum settlement liability had not been paid. NiSource has contributed approximately an additional $2.7 million subsequent to December 31, 2010. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator. Refer to Part I, Item 3, “Legal Proceedings,” for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
Pension and Other Postretirement Plan Funding. In 2010, NiSource contributed $161.8 million to its pension plans and $50.0 million to its postretirement medical and life plans. In 2011, NiSource expects to make contributions of approximately $149.7 million to its pension plans and approximately $49.3 million to its postretirement medical and life plans. At December 31, 2010, NiSource’s pension and other post-retirement benefit plans were underfunded by $578.4 million and $429.2 million, respectively.
Investing Activities
The tables below reflect actual capital expenditures and certain other investing activities by segment for 2008, 2009 and 2010, and estimates for 2011.

(in millions)	2011E	2010	2009	2008

Gas Distribution Operations	$491.1	$409.7	$343.2	$369.7
Gas Transmission and Storage Operations	327.5	302.0	287.4	383.8
Electric Operations	258.4	190.3	162.6	552.4
Corporate and Other Operations	23.0	9.6	5.4	0.7

Total	$1,100.0	$911.6	$798.6	$1,306.6

For 2011, the projected capital program and certain other investing activities are expected to be $1,100.0 million, which is $188.4 million higher than the 2010 capital program. This increased spending is mainly due to higher expenditures for the infrastructure replacement programs in the Gas Distribution Operations segment and increased growth expenditures in the Electric Operations segment. The program is expected to be funded through a combination of cash flow from operations, equity, and short-term debt.
For 2010, capital expenditures and certain other investing activities were $911.6 million, an increase of $113.0 million compared to 2009. A significant amount of the increase was due to increased capital expenditures within Gas Distribution Operations of $66.5 million, due to higher expenditures for the infrastructure replacement programs in the Gas Distribution Operations segment. Additionally, capital expenditures increased within Electric Operations and Gas Transmission and Storage Operations by $27.7 million and $14.6 million, respectively. The increase within Electric Operations was the result of maintenance spending on generation, distribution, and transmission projects. The increase within Gas Transmission and Storage Operations is primarily due to higher expenditures on maintenance projects.
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
Restricted cash was $202.9 million and $174.7 million as of December 31, 2010 and 2009, respectively. The increase in restricted cash was due primarily to the change in forward gas prices which resulted in increased margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
NiSource received insurance proceeds for capital repairs of $5.0 million, $62.7 million, and $46.7 million related to hurricanes and other items in 2010, 2009, and 2008, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
Contributions to equity investees were $87.9 million, $26.4 million, and $39.2 million for 2010, 2009 and 2008, respectively. The increase in 2010 was the result of cash required for Millennium’s long-term debt refinancing.
Financing Activities
Long-term Debt. Refer to Note 16, “Long-term Debt,” in the Notes to Consolidated Financial Statements for information on long-term debt.
Credit Facilities. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, and provides for the issuance of letters of credit. NiSource currently intends to negotiate a new revolving credit facility during the first quarter of 2011. During September 2008, NiSource Finance entered into an additional $500 million six-month revolving credit agreement with a syndicate of banks led by Barclays Capital that was originally due to expire on March 23, 2009. However, on February 13, 2009, the six-month credit facility was terminated in conjunction with the closing of a new two-year bank term loan. The two year term loan was subsequently repaid in December 2009 with proceeds from the December 4, 2009, $500.0 million debt offering.
NiSource Finance had outstanding credit facility borrowings of $1,107.5 million at December 31, 2010, at a weighted average interest rate of 0.78%, and borrowings of $103.0 million at December 31, 2009, at a weighted average interest rate of 0.59%. The increase in borrowings compared to 2009 is mainly the result of the maturity of $681.8 million of its 7.875% unsecured notes in November of 2010 and the cash tender offer of $273.1 million of its 10.75% notes due 2016 and the related early redemption premiums.
As of December 31, 2010 and December 31, 2009, NiSource Finance had $32.5 million and $87.8 million, respectively, of stand-by letters of credit outstanding of which $14.2 million and $85.0 million were under the five-year revolving credit facility. A letter of credit of $254 million was issued on January 13, 2009 to cover payments related to the Tawney settlement, which was terminated on December 29, 2010.
As of December 31, 2010, an aggregate of $378.3 million of credit was available under the credit facility.
Debt Covenants. NiSource is subject to one financial covenant under its five-year revolving credit facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2010, the ratio was 59.9%.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
Sale of Trade Accounts Receivables. Refer to Note 19, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for information on the sale of trade accounts receivable.
Credit Ratings. On December 14, 2010, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 19, 2010, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and all of its subsidiaries is stable. On February 24, 2011, Standard & Poor’s affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $18.1 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s trade receivables sales program, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and service obligations for various services including pipeline capacity and IBM outsourcing. The table below excludes all amounts classified as current liabilities on the Consolidated Balance Sheets, other than current maturities of long-term debt and current interest payments on long-term debt. The total contractual obligations in existence at December 31, 2010 and their maturities were:

(in millions)	Total	2011	2012	2013	2014	2015	After

Long-term debt	$5,951.8	$27.7	$315.9	$613.9	$561.9	$230.0	$4,202.4
Capital leases	51.9	9.2	9.0	7.5	7.5	6.4	12.3
Interest payments on long-term debt	2,943.0	369.4	367.2	321.9	301.6	285.5	1,297.4
Operating leases	194.6	39.5	33.1	26.1	22.3	14.2	59.4
Energy commodity contracts	640.1	258.3	124.2	101.7	76.8	79.1	-
Service obligations:
Pipeline service obligations	1,662.5	257.4	253.9	197.6	162.9	147.9	642.8
IBM service obligations	399.9	94.4	90.4	89.2	86.4	39.5	-
Vertex Outsourcing LLC service obligations	53.7	12.1	12.0	11.9	11.8	5.9	-
Other service obligations	202.8	143.4	53.6	5.8	-	-	-
Other liabilities	158.0	158.0	-	-	-	-	-

Total contractual obligations	$12,258.3	$1,369.4	$1,259.3	$1,375.6	$1,231.2	$808.5	$6,214.3

NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the applicable rates and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2010. For 2011, NiSource projects that it will be required to make interest payments of approximately $399.6 million, which includes $369.4 million of interest payments related to its long-term debt outstanding as of December 31, 2010. At December 31, 2010, NiSource also had $1,382.5 million in short-term borrowings outstanding.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring semi-annual payments of $2.9 million, which is recorded as a capital lease.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent the minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
In July 2008, the IURC issued an order approving Northern Indiana’s purchase power agreements with subsidiaries of Iberdrola Renewables, Buffalo Ridge I LLC and Barton Windpower LLC. These agreements provide Northern Indiana the opportunity and obligation to purchase up to 100 mw of wind power commencing in early 2009. The contracts extend 15 and 20 years, representing 50 mw of wind power each. No minimum quantities are specified within these agreements due to the variability of electricity production from wind, so no amounts related to these contracts are included in the table above. Upon any termination of the agreements by Northern Indiana for any reason (other than material breach by Buffalo Ridge I LLC or Barton Windpower LLC), Northern Indiana may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination. Northern Indiana began purchasing wind power in April 2009.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2011 to 2045, require NiSource to pay fixed monthly charges.
On December 12, 2007, NiSource Corporate Services amended its agreement with IBM to provide business process and support functions to NiSource. NiSource Corporate Services continues to pay IBM for the amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. Under the amended Agreement, at December 31, 2010, NiSource Corporate Services expects to pay approximately $400 million to IBM in service fees over the remaining four and a half year term. In February 2011, NiSource elected to reduce certain services which will effectively lower the service obligation by approximately $30 million over the remaining service agreement. Upon any termination of the agreement by NiSource for any reason, other than material breach by IBM, NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s unrecovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $53.7 million to Vertex Outsourcing LLC in service fees over the remaining four and a half year term. Upon termination of the agreement by NiSource for any reason (other than material breach by Vertex Outsourcing LLC), NiSource may be required to pay a termination charge not to exceed $12.4 million.
Northern Indiana has contracts with three major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2013 and are included within, “Other service obligations,” in the table of contractual commitments.
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
NiSource’s expected payments included within, “Other liabilities,” in the table of contractual commitments above contains employer contributions to pension and other postretirement benefits plans expected to be made in 2011. Plan contributions beyond 2011 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated. In 2011, NiSource expects to make contributions of approximately $149.7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
million to its pension plans and approximately $49.3 million to its postretirement medical and life plans. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.
Not included in the table above are $6.0 million of estimated federal and state income tax liabilities, including interest. If or when such amounts may be settled is uncertain and cannot be estimated at this time. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.
In the fourth quarter of 2008, NiSource received final approval by the West Virginia Circuit Court for Roane County regarding a settlement agreement regarding the Tawney proceeding. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254.0 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which was terminated on December 29, 2010. As of December 31, 2010, NiSource had contributed a total of $330.5 million into the qualified settlement fund. As of December 31, 2010, $8.3 million of the maximum settlement liability had not been paid. NiSource has contributed approximately $2.7 million subsequent to December 31, 2010.
NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as, “Other Liabilities and Deferred Credits,” on the Consolidated Balance Sheets, other than those described above.
NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $313.4 million in 2011, which are not included in the table above.
Off Balance Sheet Items
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $195 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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
Commodity price risk resulting from derivative activities at NiSource’s rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process, including gains or losses on these derivative instruments. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk. Some of NiSource’s rate-regulated utility subsidiaries offer commodity price risk products to their customers for which derivatives are used to hedge forecasted customer usage under such products. These subsidiaries do not have regulatory recovery orders for these products and are subject to gains and losses recognized in earnings due to hedge ineffectiveness.
During 2010 and 2009, no income was recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. All derivatives classified as hedges are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as regulatory assets or liabilities as appropriate. During 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell. No amounts were reclassified in 2010 or 2008. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.8 million of loss, net of taxes. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for further information on NiSource’s various derivative programs for managing commodity price risk.
NiSource subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, which are reflected in NiSource’s restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under revolving credit agreements and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $14.7 million and $19.2 million for the years 2010 and 2009, respectively.
Contemporaneously with the pricing of the 5.25% notes and 5.45% notes issued September 16, 2005, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
paid an aggregate settlement payment of $35.5 million which is being amortized as an increase to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88% respectively.
NiSource has entered into interest rate swap agreements to modify the interest rate characteristics of its outstanding long-term debt from fixed to variable. On May 12, 2004, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance received payments based upon a fixed 7.875% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 3.08% per annum. As discussed below, on September 15, 2008, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers having a notional amount of $110.0 million. On November 15, 2010, the term of the remaining $550.0 million of interest rate swaps expired, and the swaps were terminated.
On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an 11-year term. NiSource Finance receives payments based upon a fixed 5.40% interest rate and pays a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on July 15, 2013.
As of December 31, 2010, $500.0 million of NiSource Finance’s existing long-term debt is subject to fluctuations in interest rates as a result of these fixed-to-variable interest rate swap transactions.
Credit Risk
Due to the nature of the industry, credit risk is embedded in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. In addition, Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by the Corporate Credit Risk function which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For forward commodity contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to NiSource at a future date per execution of contractual terms and conditions. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash, letters of credit and qualified guarantees of support.
NiSource closely monitors the financial status of its banking credit providers and interest rate swap counterparties. NiSource evaluates the financial status of its banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by the major credit rating agencies.
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
Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.3 million and zero during 2010, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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
Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,802.2 million and $1,688.7 million at December 31, 2010, and $1,882.4 million and $1,602.6 million at December 31, 2009, respectively. For additional information, refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of ASC Topic 980, Regulated Operations. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of ASC Topic 980, Regulated Operations, NiSource would be required to apply the provisions of ASC Topic 980-20, Discontinuation of Rate-Regulated Accounting. In management’s opinion, NiSource’s regulated subsidiaries will be subject to ASC Topic 980, Regulated Operations for the foreseeable future.
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets. Regulatory assets requiring specific regulatory action amounted to $335.4 million at December 31, 2010. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
Accounting for Risk Management Activities. Under ASC Topic 815, Derivatives and Hedging, the accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income (loss), earnings, or regulatory assets and liabilities depending on the nature of such derivatives. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income (loss) and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back in revenues through rates.
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
Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that there is a high correlation of the changes in fair values of the derivatives and the underlying risks. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $399.8 million and $410.9 million of price risk management assets, of which $61.1 million and $68.2 million related to hedges, at December 31, 2010 and 2009, respectively, and $355.5 million and $360.3 million of price risk management liabilities, of which $1.2 million and $1.5 million related to hedges, at December 31, 2010 and 2009, respectively. There were no unrealized gains or losses recorded to accumulated other comprehensive income (loss), net of taxes, as of December 31, 2010 and 2009.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
Goodwill. NiSource’s goodwill assets at December 31, 2010 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2010. The goodwill test utilized both an income approach and a market approach. In performing the goodwill test, NiSource made certain required key assumptions, such as long-term growth rates, discount rates and fair market values.
These key assumptions required significant judgment by management which are subjective and forward-looking in nature. To assist in making these judgments, NiSource utilized third-party valuation specialists in both determining and testing key assumptions used in the analysis. NiSource based its assumptions on projected financial information that it believes is reasonable; however, actual results may differ materially from those projections. For example, with regard to NiSource’s discount rate assumptions used in the June 30, 2010 test results, a 1% change in the discount rate would change the fair value of the Columbia Distribution Operations and Columbia Transmission Operations reporting units by approximately $1.2 billion for both the Columbia Distribution and Columbia Transmission operations.
Although there was no goodwill asset impairment as of June 30, 2010, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization continues to stay below book value for an extended period of time. No impairment triggers were identified in the third or fourth quarter of 2010.
Refer to Notes 1-J and 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
Long-lived Asset Impairment Testing. NiSource’s Consolidated Balance Sheets contain long-lived assets other than goodwill and intangible assets which are not subject to recovery under ASC Topic 980, Regulated Operations. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired. When an asset’s carrying value exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered to be impaired to the extent that the asset’s fair value is less than its carrying value. Refer to Note 1 -K, “Long-lived Assets,” and Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for additional information.
Contingencies. A contingent liability is recognized when it is probable that an environmental, tax, legal or other liability has been incurred and the amount of loss can reasonably be estimated. Accounting for contingencies requires significant management judgment regarding the estimated probabilities and ranges of exposure to a potential liability. Estimates of the loss and associated probability are made based on the current facts available, including present laws and regulations. Management’s assessment of the contingent liability could change as a result of future events or as more information becomes available. Actual amounts could differ from estimates and can have a material impact on NiSource’s results of operations and financial position. Refer to Note 20, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information.
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
Recently Adopted Accounting Pronouncements
Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for information on recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements that will materially impact NiSource.
International Financial Reporting Standards
In February 2010, the SEC expressed its commitment to the development of a single set of high quality globally accepted accounting standards and directed its staff to execute a work plan addressing specific areas of concern regarding the potential incorporation of IFRS for the U.S. In October 2010, the SEC staff issued its first public progress report on the work plan and reported, among other things, that many large jurisdictions using IFRS have adopted IFRS by either converging their local standards to IFRS (convergence approach) or by endorsing individual standards over time (endorsement approach). The SEC is expected to vote in the second half of 2011 on whether to require the use of IFRS and by what method. Additionally, in December 2010 the SEC chairman publicly stated that companies would be allowed a minimum of four years to adjust if the use of IFRS is mandated.
In the fourth quarter of 2010, NiSource completed a comprehensive assessment of IFRS to understand the key accounting and reporting differences compared to U.S. GAAP and to assess the potential organizational, process and system impacts that would be required. The accounting differences between U.S. GAAP and IFRS are complex and significant in many aspects, and conversion to IFRS would have broad impacts across NiSource. In addition to financial statement and disclosure changes, converting to IFRS would involve changes to processes and controls, regulatory and management reporting, financial reporting systems, and other areas of the organization. As a part of the IFRS assessment project, a preliminary conversion roadmap was created for reporting IFRS. This IFRS conversion roadmap, and NiSource’s strategy for addressing a potential mandate of IFRS, will be re-assessed when the SEC makes its determination on whether to require the use of IFRS and by what method.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.
Bargaining Unit Contract
As of December 31, 2010, NiSource had 7,604 employees of whom 3,278 were subject to collective bargaining agreements. These agreements expire at various times beginning in September 2011 through June 2015.
2010 Health Care Act
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource’s obligation to reduce income taxes collected in future rates. ASC Topic 740, Income Taxes, requires the impact of a change in tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability. There was no impact on income tax expense recorded in the Statements of Consolidated Income for the period ended December 31, 2010.
A provision of the 2010 Health Care Act requires the elimination, effective January 1, 2011, of lifetime and restrictive annual benefit limits from certain active medical plans. The NiSource Consolidated Flex Medical Plan (the “Consolidated Flex Plan”), a component welfare benefit plan of the NiSource Life and Medical Benefits Program, covered both active and retired employees and capped lifetime benefits to certain retirees. NiSource examined the provisions of the 2010 Health Care Act and determined the enactment of the law in the first quarter of 2010 qualified as a significant event requiring remeasurement of other postretirement benefit obligations and plan assets as of March 31, 2010. Effective September 1, 2010, NiSource amended the Consolidated Flex Plan and established the NiSource Post-65 Retiree Medical Plan (the “Post-65 Retiree Plan”) as a separate ERISA plan. In accordance with the amendment of the Consolidated Flex Plan and the establishment of the Post-65 Retiree Plan, Medicare supplement plan options for NiSource post-age 65 retirees and their eligible post-age 65 dependents are now offered under the Post-65 Retiree Plan, a retiree-only plan, and not under the Consolidated Flex Plan. The Post-65 Retiree Plan is not subject to the provisions of the 2010 Health Care Act requiring elimination of lifetime and restrictive annual benefit limits. The amendment of the Consolidated Flex Plan and the establishment of the Post-65 Retiree Plan required a second remeasurement of other postretirement benefit obligations and plan assets as of September 1, 2010. The effect of the change in the legislation and the plan amendment resulted in an increase to the other postretirement benefit obligation, net of plan assets, of $31.0 million and corresponding increases to regulatory assets and AOCI of $29.4 million and $1.6 million, respectively. Net periodic postretirement benefit cost for 2010 was also increased by approximately $2.2 million.
Dodd-Frank Financial Reform Bill
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (FSOC) and a Consumer Financial Protection Bureau (CFPB) whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter derivative market, requiring certain OTC transactions to be cleared through a clearing house and requiring cash margins to be posted for those transactions. Many regulations will be issued to implement the Act over the next twelve to twenty four months. NiSource is currently reviewing the Act and is unable to determine the final impact that the Act will have on its operations until these regulations have been issued.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Year Ended December 31, (in millions)	2010		2009	2008

Net Revenues
Sales Revenues	$3,668.1		$3,902.4	$5,740.6
Less: Cost of gas sold (excluding depreciation and amortization)	2,065.6		2,293.0	4,197.9

Net Revenues	1,602.5		1,609.4	1,542.7

Operating Expenses
Operation and maintenance	870.8		871.0	798.3
Depreciation and amortization	239.3		248.1	228.8
Impairment and (gain)/loss on sale of assets, net	-		(1.5)	(2.3)
Other taxes	159.7		164.0	181.8

Total Operating Expenses	1,269.8		1,281.6	1,206.6

Operating Income	$332.7		$327.8	$336.1

Revenues ($ in Millions)
Residential	$2,134.8		$2,508.2	$3,228.8
Commercial	707.7		864.6	1,125.4
Industrial	215.4		239.7	311.9
Off-System Sales	295.4		253.5	915.5
Other	314.8		36.4	159.0

Total	$3,668.1		$3,902.4	$5,740.6

Sales and Transportation (MMDth)
Residential sales	258.0		265.2	278.0
Commercial sales	166.8		169.4	174.2
Industrial sales	385.9		335.9	373.2
Off-System Sales	71.9		59.7	96.8
Other	1.0		0.8	1.0

Total	883.6		831.0	923.2

Heating Degree Days	5,547		5,624	5,771
Normal Heating Degree Days	5,633		5,633	5,664
% Colder (Warmer) than Normal	(2%	)	0%	2%

Customers
Residential	3,039,874		3,032,597	3,037,504
Commercial	281,473		279,144	280,195
Industrial	7,668		7,895	8,003
Other	65		79	76

Total	3,329,080		3,319,715	3,325,778

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
Market Conditions
During 2010, Gas Distribution Operations gross revenues decreased due to lower natural gas commodity prices experienced throughout the year. Spot prices for the winter of 2010-2011 have primarily been in the $3.36 - $4.91/Dth range compared to prices in the $3.00 - $6.50/Dth range experienced during the winter of 2009-2010. Year over year demand reflected moderate recovery from the 2009-2010 lows, but the combination of strong supplies and storage levels remaining at high levels kept gas prices in a narrow range.
Entering the 2010-2011 winter season, storage levels were 13 Bcf and 327 Bcf ahead of the prior year and 5 year average inventory levels, respectively. During the summer of 2010, prices ranged between $3.30 and $5.17/Dth which were consistent with those prices experienced in the summer of 2009.
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
The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include the sale of products and services upstream of the companies’ service territory, the sale of products and services in the companies’ service territories, and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution Operations company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges with their customers. Certain Gas Distribution Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third party supplier, through regulatory initiatives in their respective jurisdictions.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2008, 2009 and 2010 and estimates for 2011.

(in millions)	2011E	2010	2009	2008

System Growth	$75.5	$94.1	$86.1	$75.8
Maintenance and Other	415.6	315.6	257.1	293.9

Total	$491.1	$409.7	$343.2	$369.7

The Gas Distribution Operations segment’s capital expenditures and other investing activities were $409.7 million in 2010 and are projected to be $491.1 million in 2011. Capital expenditures for 2010 were higher than 2009 by approximately $66.5 million primarily due to increased spending on infrastructure replacement projects. The

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
increase in the capital expenditures budget from 2010 to 2011 is primarily attributable to additional spending on infrastructure replacement programs in Ohio, Kentucky, Pennsylvania and Massachusetts.
Capital expenditures for 2009 were lower than 2008 by approximately $26.5 million primarily due to decreased spending on maintenance projects.
Bear Garden Station
In August 2008, Columbia of Virginia entered into an agreement with Dominion Virginia Power to install facilities to serve a 580 mw combined cycle generating station in Buckingham County, VA, known as the Bear Garden station. The project required approximately 13.3 miles of 24-inch steel pipeline and associated facilities to serve the station. In March 2009, the VSCC approved Dominion Virginia Power Company’s planned Bear Garden station. Columbia of Virginia’s facilities constructed to serve the Bear Garden station were placed into service in July 2010.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.
Customer Usage. The NiSource distribution companies have experienced an increase in usage by industrial customers due to improved general economic conditions. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. Columbia of Ohio recently restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. In regulatory proceedings in 2009, Columbia of Massachusetts and Columbia of Virginia received approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Each of the states in which the NiSource LDCs operate have different requirements regarding the procedure for establishing such changes and NiSource is seeking similar changes through regulatory proceedings for its other gas distribution utilities.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2010, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Restructuring
Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for information regarding restructuring initiatives.
Sale of Northern Utilities
On December 1, 2008, NiSource completed its sale of Northern Utilities and Granite State Gas to Unitil Corporation. The final sale amount was $209.1 million, which included $49.1 million in working capital. Northern Utilities is a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Northern Utilities as discontinued operations. As such, a net loss of $0.5 million and net income of $6.2 million for Northern Utilities, which affected the Gas Distribution Operations segment, was classified as net income from discontinued operations for the years ended December 31, 2009 and 2008, respectively. There was no impact in 2010. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.
NiSource acquired Northern Utilities and Granite State Gas in 1999 as part of the company’s larger acquisition of Columbia of Massachusetts. NiSource is retaining its ownership of Columbia of Massachusetts as a core component of the company’s long-term, investment-driven growth strategy.

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
Weather in the Gas Distribution Operations service territories for 2010 was about 2% warmer than normal and was about 1% warmer than 2009, decreasing net revenues by approximately $3 million for the year ended December 31, 2010 compared to 2009.
Weather in the Gas Distribution Operations service territories for 2009 approximated normal and was about 3% warmer than 2008, decreasing net revenues by approximately $8 million for the year ended December 31, 2009 compared to 2008.
Throughput
Total volumes sold and transported for the year ended December 31, 2010 were 883.6 MMDth, compared to 831.0 MMDth for 2009. This increase reflected higher sales to industrial customers attributable mainly to the improved economy and higher off-system sales.
Total volumes sold and transported for the year ended December 31, 2009 were 831.0 MMDth, compared to 923.2 MMDth for 2008. This decrease reflected lower sales to residential and industrial customers due to warmer weather and lower industrial usage due to the economy’s slowdown and lower off-system sales volumes resulting primarily from market conditions during 2009 that presented fewer opportunities to sell gas to non-traditional customers.
Net Revenues
Net revenues for 2010 were $1,602.5 million, a decrease of $6.9 million from 2009. This decrease in net revenues was primarily due to decreased regulatory and tax trackers of $20.4 million, offset in expense, and decreased residential and commercial margins of $20.1 million. Additionally, there was an accrual related to a prior period contract established at Columbia of Massachusetts of $5.7 million, additional customer credits of $5.6 million issued as the result of a rate case, a decrease in forfeited discounts and late payments of $5.0 million, and the impact of warmer weather of approximately $3 million. These decreases were partially offset by an increase in regulatory and service programs of $51.7 million. This includes impacts from rate cases at various utilities, the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program, and for the revenue normalization program at Columbia of Virginia.
Net revenues for 2009 were $1,609.4 million, an increase of $66.7 million from 2008. This increase in net revenues was primarily due to regulatory and service programs including impacts from rate cases at various utilities of $97.2 million and increased trackers of $4.9 million offset in expense, partially offset by decreased industrial and residential customer margins of $22.0 million, lower off-system sales revenues of $13.0 million and the impact of warmer weather of approximately $8 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to “Other” gross revenues for the twelve months ended December 31, 2010 and 2009 was a revenue increase of $270.6 million and a revenue decrease of $121.1 million, respectively, primarily due to the volatility in gas prices experienced over the past two years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Operating Income
For 2010, operating income for the Gas Distribution Operations segment was $332.7 million, an increase of $4.9 million compared to the same period in 2009 primarily attributable to lower operating expenses of $11.8 million, partially offset by decreased net revenues described above. Operating expenses decreased due to lower net regulatory and tax trackers, offset in revenue, of $20.4 million, decreased uncollectible expenses of $10.1 million and lower depreciation costs of $8.8 million primarily due to new approved depreciation rates. These decreases in operating expenses were partially offset by increased payroll and benefits expense of $20.1 million and environmental costs of $3.3 million.
For 2009, operating income for the Gas Distribution Operations segment was $327.8 million, a decrease of $8.3 million compared to the same period in 2008 primarily attributable to higher operating expenses of $75.0 million, partially offset by increased net revenues described above. Operating expenses increased due to higher employee and administrative costs of $44.6 million, increased depreciation expense of $19.3 million, higher uncollectible costs of $5.5 million, increased net regulatory and tax trackers of $4.9 million that are offset in net revenues and increased maintenance costs of $3.6 million. The increase in employee and administrative expense was primarily due to higher pension cost of $31.8 million, net of the $10.7 million deferral of increased pension cost for Columbia of Ohio.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Year Ended December 31, (in millions)	2010	2009	2008

Operating Revenues
Transportation revenues	$728.4	$724.6	$682.5
Storage revenues	198.7	190.8	178.9
Other revenues	22.1	15.3	3.9

Operating Revenues	949.2	930.7	865.3

Operating Expenses
Operation and maintenance	399.1	382.2	326.5
Depreciation and amortization	130.7	121.5	117.6
Impairment and (gain)/loss on sale of assets, net	(0.1)	(1.4)	7.3
Other taxes	57.4	55.9	56.5

Total Operating Expenses	587.1	558.2	507.9

Equity Earnings in Unconsolidated Affiliates	15.0	16.0	12.3

Operating Income	$377.1	$388.5	$369.7

Throughput (MMDth) *
Columbia Transmission	1,092.4	1,029.8	1,000.0
Columbia Gulf	848.4	894.1	990.2
Crossroads Gas Pipeline	25.4	33.9	36.3
Intrasegment eliminations	(568.7)	(566.4)	(538.0)

Total	1,397.5	1,391.4	1,488.5

* Represents billed throughput for all periods presented.
Growth Projects Placed into Service
Cobb Compressor Station Project. This project continues the Gas Transmission and Storage Operations segment strategy to meet producers’ near-term, incremental transportation demand in the Appalachian Basin. Shippers have also executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion totaled approximately $15 million in construction costs and was placed into service on May 17, 2010.
Majorsville, PA Project. The Gas Transmission and Storage Operations segment executed three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Fully contracted, the pipeline and compression assets allow Gas Transmission and Storage Operations segment to gather and deliver more than 325,000 Dth per day of Marcellus production gas to the Majorsville MarkWest Liberty processing plants developed by MarkWest Liberty Midstream & Resources L.L.C.
In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plant to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This third project is expected to go in service in the first quarter 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Clendenin Project. Construction began in 2010 to modify existing facilities in the Clendenin area in West Virginia to move Marcellus production to liquid market centers. The Clendenin project allows Gas Transmission and Storage Operations segment to meet incremental transportation demand of up to 150,000 Dth per day. Long-term firm transportation contracts for 130,000 Dth have been executed, some of which began in the third quarter 2010 and others that will begin in the second quarter 2011. Total capital required for the Clendenin project is approximately $18 million.
Projects Placed into Service in 2009. During 2009, Gas Transmission and Storage Operations segment placed a number of projects into service. The Line 1570 project allowed Columbia Transmission to gather and transport phased in gas volumes of up to 150,000 Dth per day in October 2008 and March 2009, with facilities substantially completed and incremental volumes delivered in fourth quarter of 2009 and during 2010. The Columbia Penn project provided phased in access to pipeline capacity in conjunction with production increases in the Marcellus Shale formation that underlies Columbia Transmission’s transmission and storage network in the region in February and November 2009. The Eastern Market Expansion project allowed Columbia Transmission to expand its facilities to provide additional storage and transportation services and to replace certain existing facilities, adding 97,000 Dth per day of storage and transportation deliverability beginning on April 1, 2009. The Ohio Storage project expanded two Ohio storage fields, adding capacity of nearly 7 Bcf and 103,400 Dth per day of deliverability beginning in May 2009 with full service achieved during the fourth quarter of 2009 under FERC authorized market-based rates. The Appalachian Expansion project included a new compressor station and added 100,000 Dth per day of transportation capacity beginning on July 1, 2009. The Easton Compressor Station project increased delivery capacity of 30,000 Dth per day commencing in the fourth quarter of 2009. The Eastern Market Expansion, Ohio Storage, and Appalachian Expansion projects are all fully subscribed on a firm basis.
Growth Projects in Progress
East Lateral Project. Gas Transmission and Storage Operations segment initiated a $4.7 million project in 2010 that, with modification of existing facilities on the Columbia Gulf East Lateral, allows it to provide firm transportation services for up to 300,000 Dth per day. Firm transportation contracts for 250,000 Dth per day have been executed for five-year terms. Gas Transmission and Storage received FERC approval to complete this project, which will be put into service on April 1, 2011.
Line WB Expansion Project. Gas Transmission and Storage Operations segment is expanding its WB system through an approximately $14 million investment in additional facilities to provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion will allow producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity have been executed, some of which began in January 2011. Gas Transmission and Storage requested and received FERC approval and anticipates completing construction on all facilities in the third quarter of 2011.
Southern Appalachian Project. As a continuation of its strategy to provide transportation services to producers of Marcellus and Appalachian gas, the Gas Transmission and Storage Operations segment is expanding Line SM-116 to transport approximately 38,500 Dth per day on a firm basis. This additional capacity is supported by executed binding precedent agreements. These additional facilities will be constructed at a cost of nearly $4 million. The segment requested and received FERC approval to complete this project with service expected to commence in April 2011.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on regulatory matters for the Gas Transmission and Storage Operations segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2008, 2009 and 2010 and estimates for 2011.

(in millions)	2011E	2010	2009	2008

System Growth	$152.9	$152.4	$171.2	$253.4
Maintenance and Other	174.6	149.6	116.2	130.4

Total	$327.5	$302.0	$287.4	$383.8

Capital expenditures in the Gas Transmission and Storage Operations segment in 2010 increased by $14.6 million relative to 2009, primarily due to increased expenditures on maintenance projects. The capital expenditure program and other investing activities in 2011 are projected to be approximately $327.5 million, which is an increase of $25.5 million over 2010. The increase in Maintenance and Other from 2010 to 2011 is attributable to Integrity Management Pipeline spending and planned pipeline replacements.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For 2010, approximately 91.2% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.6% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 89.3% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 3.8% of transportation revenues derived from usage fees under firm contracts for 2009.
Interruptible transportation service is typically short-term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For 2010 and 2009, approximately 3.2% and 6.9%, respectively, of the transportation revenues were derived from interruptible contracts.
Hartsville Compressor Station
In 2008, tornados damaged Columbia Gulf’s Hartsville Compressor Station in Tennessee and immediately thereafter, construction began on both temporary and permanent facilities while installation of temporary horsepower was completed and capacity restored. Damage claims were settled with insurance companies in 2008. Late in 2009, construction of a permanent compression solution was completed. In early 2010, testing was completed and permanent, environmentally advantageous horsepower that is more efficient, cleaner-burning and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
quieter was placed into service. Replacement of the remaining temporary facilities that were constructed to restore system capabilities with a permanent solution was completed in 2010. Columbia Gulf incurred $6.2 million, $12.2 million and $47.0 million in 2010, 2009 and 2008, respectively, in reconstruction costs.
Insurance proceeds attributable to capital replacement related to the aforementioned incident totaled $45.3 million and $30.1 million in 2009 and 2008, respectively. At December 31, 2010 and 2009, there were no claims outstanding for tornado damages.
Hurricanes
In 2004 and 2005, hurricanes Ivan, Katrina and Rita damaged certain Columbia Gulf property, including pipeline assets and related facilities. In 2009, Columbia Gulf incurred $2.6 million in capital costs to complete the repairs from hurricanes, bringing the total costs recorded to repair damages to nearly $59 million over a multi-year period, which were principally capital expenditures recovered through insurance. Costs to repair damages were recognized when costs were incurred or when information became available to estimate the damages incurred.
Insurance claims related to hurricanes were settled in December 2008 for $40.8 million, of which $11.5 million and $16.8 million in proceeds was received in 2009, and 2008, respectively. Additional proceeds were collected prior to 2007. Insurance proceeds covered capital replacement, operation and maintenance losses, and business interruption, fuel costs and other losses. At December 31, 2010 and 2009, there were no claims outstanding for hurricane damages.
Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2010, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Sale of Granite State Gas
On December 1, 2008, NiSource completed its sale of Northern Utilities and Granite State Gas to Unitil Corporation. The final sale amount was $209.1 million, which included $49.1 million in working capital. The working capital amount was adjusted based upon the final settlement that occurred in the first quarter of 2009. Granite State Gas is an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. In the first quarter of 2008, NiSource began accounting for the operations of Granite State Gas as discontinued operations. As such, net income of $0.6 million from continuing operations for Granite State Gas, which affected the Gas Transmission and Storage Operations segment, was classified as net income from discontinued operations for the year ended December 31, 2008. There was no effect to net income from discontinued operations for 2010 or 2009. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information.
Restructuring Plan
Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for information regarding restructuring initiatives.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Throughput for the Gas Transmission and Storage Operations segment totaled 1,397.5 MMDth for 2010, compared to 1,391.4 MMDth for the same period in 2009. The increase of 6.1 MMDth is due to increased production from the Marcellus Shale area being offset by reduced receipts elsewhere on the system. A warmer than normal summer and colder winter have helped keep overall system volumes comparable with the prior year. On the Columbia Gulf system, increased throughput out of the Haynesville, Fayetteville and Barnett shales have offset declining volumes from Gulf of Mexico area receipts. At the same time, the weather mentioned above has helped keep demand for gas from Columbia Gulf to Columbia Transmission comparable with last year.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,391.4 MMDth for 2009, compared to 1,488.5 MMDth in 2008. The decrease of 97.1 MMDth is due primarily to lower Columbia Gulf deliveries partially offset by increased Columbia Transmission volumes transported from new Columbia Transmission contracts.
Operating Revenues
Operating revenues were $949.2 million for 2010, an increase of $18.5 million from 2009. The increase in operating revenues was primarily due to increased demand and commodity margin revenues as a result of the growth projects of $22.9 million and an increase of $8.3 million due to the recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, there was a $5.6 million increase in regulatory trackers, which are offset in expense, $5.4 million of fees received from a contract buy-out during the period, and a $3.5 million increase in mineral rights royalty revenues. These increases in revenue were partially offset by a decrease in shorter term transportation and storage services of $23.1 million and a decrease of $9.1 million in mineral rights leasing revenues.
Operating revenues were $930.7 million for 2009, an increase of $65.4 million from 2008. The increase in operating revenues was primarily from increased firm capacity reservation fees of $29.5 million principally from growth projects such as the Eastern Market Expansion and the Ohio Storage Expansion, as well as for new Appalachian supply contracts, increased shorter-term transportation and storage services of $18.6 million, mineral rights leasing revenues of $12.2 million, increased trackers of $9.2 million offset in operating expense and the impact of a regulatory settlement of $9.0 million that occurred in 2008, partially offset by the impact of $5.3 million of contract buyouts in 2008.
Operating Income
Operating income of $377.1 million in 2010 decreased $11.4 million from 2009, primarily due to increased operating expenses of $28.9 million and lower equity earnings of $1.0 million, partly offset by higher net operating revenues described above. Operating expenses increased as a result of higher maintenance and outside service costs of $22.0 million, including pipeline integrity management costs. Additionally, employee and administration expenses increased $18.5 million, primarily due to increased pension contributions, depreciation increased $9.2 million as a result of increased capital expenditures, regulatory trackers, which are offset in revenue, increased $5.6 million, and materials and supplies cost increased $3.2 million. These increases were partially offset by a decrease of $19.9 million in restructuring charges recorded in 2009 and lower environmental costs of $2.9 million. Equity earnings decreased $1.0 million primarily resulting from lower earnings from Columbia Transmission’s investment in Millennium, driven by higher interest costs and hedge loss amortization related to Millennium’s August 2010 debt refinancing.
Operating income of $388.5 million in 2009 increased $18.8 million from 2008, primarily due to increased net revenues described above and higher equity earnings of $3.7 million, partly offset by an increase in operating expenses of $50.3 million. Operating expenses increased as a result of restructuring charges of $19.9 million, $9.2 million of increased trackers offset in net revenues, higher capacity lease costs of $6.6 million, higher maintenance costs of $4.0 million and higher environmental expenses of $4.0 million. These increases in operating expenses were partially offset by a $1.4 million net gain on the sale of certain offshore assets of Columbia Gulf. Equity earnings increased by $3.7 million primarily resulting from higher earnings from Columbia Transmission’s investment in

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Millennium, net of $8.1 million in expense resulting from interest rate hedges related to Millennium’s decision to delay permanent financing until 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Year Ended December 31, (in millions)	2010	2009		2008

Net Revenues
Sales revenues	$1,394.7	$1,221.4		$1,362.7
Less: Cost of sales (excluding depreciation and amortization)	508.3	456.5		556.8

Net Revenues	886.4	764.9		805.9

Operating Expenses
Operation and maintenance	381.3	391.5		320.7
Depreciation and amortization	211.0	205.6		209.6
(Gain)/loss on sale of assets	-	0.3		(0.3)
Other taxes	58.6	50.8		56.7

Total Operating Expenses	650.9	648.2		586.7

Operating Income	$235.5	$116.7		$219.2

Revenues ($ in millions)
Residential	$393.2	$360.2		$367.6
Commercial	372.7	369.3		364.7
Industrial	508.9	452.8		525.8
Wholesale	30.4	19.3		57.1
Other	89.5	19.8		47.5

Total	$1,394.7	$1,221.4		$1,362.7

Sales (Gigawatt Hours)
Residential	3,625.6	3,241.4		3,345.9
Commercial	3,919.9	3,833.9		3,915.8
Industrial	8,459.0	7,690.9		9,305.4
Wholesale	817.1	600.6		737.2
Other	186.4	158.9		138.2

Total	17,008.0	15,525.7		17,442.5

Cooling Degree Days	977	515		705
Normal Cooling Degree Days	808	808		808
% Warmer (Colder) than Normal	21%	(36%	)	(13%	)

Electric Customers
Residential	400,522	400,016		400,640
Commercial	53,877	53,617		53,438
Industrial	2,432	2,441		2,484
Wholesale	15	15		9
Other	740	746		754

Total	457,586	456,835		457,325

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
Market Conditions
Northern Indiana’s mwh sales to the steel-related industry accounted for approximately 63.6% and 62.6% of the total industrial mwh sales for the twelve months ended December 31, 2010 and 2009, respectively. The industrial sales volumes and revenues recovered in 2010 as compared to 2009, due to the partial economic recovery of the steel industry from its 2009 recession lows. The U.S. steel industry continues to adjust to changing market conditions. Predominant factors are global and domestic manufacturing and construction demand, industry consolidation, increased steelmaking capacity in China and India, and gross margin volatility. Steel-related mwh volumes and demands have stabilized considerably since the volatility of the 2008-2009 period and the steel producers in Northern Indiana Electric’s service territory continue to see modest increases in production.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2008, 2009 and 2010 and estimates for 2011.

(in millions)	2011E	2010	2009	2008

System Growth	$85.9	$25.8	$32.7	$376.1
Maintenance and Other	172.5	164.5	129.9	176.3

Total	$258.4	$190.3	$162.6	$552.4

The Electric Operations’ capital expenditure program and other investing activities in 2010 were higher by $27.7 million versus 2009. The increase in capital was primarily attributable to increased maintenance projects in the generation fleet. Capital expenditures in the segment are projected to be approximately $258.4 million in 2011, which is an increase of $68.1 million. This increase is mainly due to environmental tracker capital for Flue Gas Desulfurization (FGD) projects in the generation fleet.
The Electric Operations’ capital expenditure program and other investing activities in 2009 were lower by $389.8 million compared to 2008. The decrease in capital expenditures was primarily attributable to the acquisition of Sugar Creek in 2008.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments, MISO, and cost recovery and trackers for the Electric Operations segment.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2010, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Restructuring
Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for information regarding restructuring initiatives.
Sales
Electric Operations sales were 17,008.0 gwh for the year 2010, an increase of 1,482.3 gwh compared to 2009. The increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Additionally, warmer weather in 2010 has resulted in an increase in sales.
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
Net Revenues
Electric Operations’ net revenues were $886.4 million for 2010, an increase of $121.5 million from 2009. This increase was primarily the result of higher industrial usage and margins of $45.1 million due to improved economic conditions, warmer weather of approximately $35 million, and a $17.1 million increase in environmental trackers, which are partially offset in operating expenses. Additionally, there was an increase of $14.6 million in off-system sales, including a reduction of $8.2 million in off-system sales in 2009 resulting from a FAC settlement and an increase in residential margins of $6.6 million.
Electric Operations’ net revenues were $764.9 million for 2009, a decrease of $41.0 million from 2008. This decrease was primarily the result of cooler weather of approximately $18 million, lower industrial margins of $17.4 million mainly due to economic conditions, lower Sugar Creek revenues from capacity and energy sales into the PJM Interconnection of $13.5 million, lower emission allowance sales of $9.5 million and lower off-system sales of $9.1 million. These decreases in net revenues were partially offset by higher residential and commercial margins of $12.4 million and lower non-recoverable purchased power costs of $10.1 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to “Other” gross revenues for the twelve months ended December 31, 2010 and 2009 was a revenue increase of $54.9 million and a revenue reduction of $20.2 million, respectively.
Operating Income
Operating income for 2010 was $235.5 million, an increase of $118.8 million from 2009. The increase in operating income was due to increased net revenues described above partially offset by an increase in operating expenses of $2.7 million. The increase in operating expenses was the result of an increase of $7.8 million in other taxes, primarily property, a charge of $5.9 million for inventory disposal and other costs associated with the rate case, higher electric generation costs of $5.5 million, and an increase of $5.4 million in depreciation costs. These were partially offset by $10.0 million for a legal reserve which was recorded in 2009, a $6.0 million reduction in the environmental reserve, $3.6 million for lower restructuring costs, and $3.2 million in lower uncollectible costs.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NiSource Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
Northern Utilities	Northern Utilities, Inc.
NSR	New Source Review
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
Ameren	Ameren Services Company
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS

BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
CO2	Carbon Dioxide
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DOT	United States Department of Transportation
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
Mcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell Station	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
DEFINED TERMS

mwh	Megawatts hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland LC
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sugar Creek	Sugar Creek electric generating plant
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, of common stockholders’ equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 28, 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010, of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio February 28, 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2010	2009	2008

Net Revenues
Gas Distribution	$3,094.0	$3,296.2	$5,171.3
Gas Transportation and Storage	1,261.4	1,239.5	1,132.4
Electric	1,386.7	1,213.2	1,357.0
Other	679.9	901.7	1,219.5

Gross Revenues	6,422.0	6,650.6	8,880.2
Cost of Sales (excluding depreciation and amortization)	2,974.1	3,318.0	5,633.3

Total Net Revenues	3,447.9	3,332.6	3,246.9

Operating Expenses
Operation and maintenance	1,655.9	1,654.7	1,458.1
Depreciation and amortization	596.3	589.3	567.0
Impairment and loss on sale of assets, net	2.0	19.7	7.6
Other taxes	287.4	283.9	307.5

Total Operating Expenses	2,541.6	2,547.6	2,340.2

Equity Earnings in Unconsolidated Affiliates	15.0	16.0	12.3

Operating Income	921.3	801.0	919.0

Other Income (Deductions)
Interest expense, net	(392.3)	(399.3)	(380.0)
Other, net	3.8	(1.4)	17.6
Loss on early extinguishment of long-term debt	(96.7)	(4.5)	-

Total Other Deductions	(485.2)	(405.2)	(362.4)

Income from Continuing Operations before Income Taxes	436.1	395.8	556.6
Income Taxes	141.5	165.3	186.0

Income from Continuing Operations	294.6	230.5	370.6

Loss from Discontinued Operations - net of taxes	(2.7)	(10.3)	(183.4)
Gain (Loss) on Disposition of Discontinued Operations - net of taxes	0.1	(2.5)	(108.2)

Net Income	$292.0	$217.7	$79.0

Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.06	$0.84	$1.35
Discontinued operations	(0.01)	(0.05)	(1.06)

Basic Earnings Per Share	$1.05	$0.79	$0.29

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.05	$0.84	$1.35
Discontinued operations	(0.01)	(0.05)	(1.06)

Diluted Earnings Per Share	$1.04	$0.79	$0.29

Dividends Declared Per Common Share	$0.92	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	277.8	275.1	274.0
Diluted Average Common Shares (millions)	280.1	275.8	275.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in millions)	2010	2009

ASSETS
Property, Plant and Equipment
Utility Plant	$19,494.9	$19,041.1
Accumulated depreciation and amortization	(8,492.6)	(8,387.1)

Net utility plant	11,002.3	10,654.0

Other property, at cost, less accumulated depreciation	94.7	34.0

Net Property, Plant and Equipment	11,097.0	10,688.0

Investments and Other Assets
Assets of discontinued operations and assets held for sale	7.9	14.6
Unconsolidated affiliates	200.9	165.8
Other investments	139.7	129.2

Total Investments and Other Assets	348.5	309.6

Current Assets
Cash and cash equivalents	9.2	16.4
Restricted cash	202.9	174.7
Accounts receivable (less reserve of $37.4 and $39.6, respectively)	1,079.3	808.6
Income tax receivable	99.0	24.9
Gas inventory	298.2	384.8
Underrecovered gas and fuel costs	135.7	40.2
Materials and supplies, at average cost	83.8	102.3
Electric production fuel, at average cost	46.0	59.9
Price risk management assets	159.5	173.3
Exchange gas receivable	62.7	72.5
Regulatory assets	151.8	238.3
Assets of discontinued operations and assets held for sale	-	1.4
Prepayments and other	120.8	126.3

Total Current Assets	2,448.9	2,223.6

Other Assets
Price risk management assets	240.3	237.6
Regulatory assets	1,650.4	1,644.1
Goodwill	3,677.3	3,677.3
Intangible assets	308.6	319.6
Postretirement and postemployment benefits assets	35.1	19.8
Deferred charges and other	132.7	152.1

Total Other Assets	6,044.4	6,050.5

Total Assets	$19,938.8	$19,271.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
(in millions, except share amounts)	2010	2009

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 278,855,291 and 276,638,021 shares issued and outstanding, respectively	$2.8	$2.8
Additional paid-in capital	4,103.9	4,057.6
Retained earnings	901.8	865.5
Accumulated other comprehensive loss	(57.9)	(45.9)
Treasury stock	(27.4)	(25.9)

Total Common Stockholders’ Equity	4,923.2	4,854.1
Long-term debt, excluding amounts due within one year	5,936.1	5,969.1

Total Capitalization	10,859.3	10,823.2

Current Liabilities
Current portion of long-term debt	34.2	719.7
Short-term borrowings	1,382.5	103.0
Accounts payable	581.8	502.3
Dividends payable	0.1	0.2
Customer deposits and credits	318.1	301.2
Taxes accrued	221.1	212.9
Interest accrued	114.4	125.4
Overrecovered gas and fuel costs	11.8	220.4
Price risk management liabilities	173.9	190.1
Exchange gas payable	266.1	222.2
Deferred revenue	6.8	27.3
Regulatory liabilities	92.9	43.8
Accrued liability for postretirement and postemployment benefits	23.3	23.6
Liabilities of discontinued operations and liabilities held for sale	-	0.6
Legal and environmental reserves	86.0	146.1
Other accruals	336.4	310.8

Total Current Liabilities	3,649.4	3,149.6

Other Liabilities and Deferred Credits
Price risk management liabilities	181.6	170.2
Deferred income taxes	2,209.7	2,018.2
Deferred investment tax credits	33.7	39.6
Deferred credits	68.6	72.4
Deferred revenue	0.3	8.5
Accrued liability for postretirement and postemployment benefits	1,039.6	1,134.2
Liabilities of discontinued operations and liabilities held for sale	-	6.2
Regulatory liabilities and other removal costs	1,595.8	1,558.8
Asset retirement obligations	138.8	138.2
Other noncurrent liabilities	162.0	152.6

Total Other Liabilities and Deferred Credits	5,430.1	5,298.9

Commitments and Contingencies (Refer to Note 20)	-	-

Total Capitalization and Liabilities	$19,938.8	$19,271.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2010	2009	2008

Operating Activities
Net Income	$292.0	$217.7	$79.0
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	96.7	4.5	-
Depreciation and amortization	596.3	589.3	567.0
Net changes in price risk management assets and liabilities	(5.5)	(9.1)	25.7
Deferred income taxes and investment tax credits	200.1	378.2	137.8
Deferred revenue	(20.4)	4.3	(24.0)
Stock compensation expense and 401(k) profit sharing contribution	30.9	9.6	9.5
(Gain) Loss on sale of assets	(0.1)	(3.6)	4.3
Loss on impairment of assets	2.1	23.3	3.4
Income from unconsolidated affiliates	(14.8)	(15.1)	(25.3)
(Gain) Loss on disposition of discontinued operations - net of taxes	(0.1)	2.5	108.2
Loss from discontinued operations - net of taxes	2.7	10.3	183.4
Amortization of discount/premium on debt	10.3	13.0	7.7
AFUDC equity	(6.1)	(5.4)	(5.4)
Distribution Received from Equity Earnings	12.9	-	-
Changes in Assets and Liabilities:
Accounts receivable	(243.9)	258.9	(202.4)
Income tax receivable	51.5	(24.9)	-
Inventories	103.3	128.7	(82.4)
Accounts payable	37.7	(191.4)	(30.0)
Customer deposits and credits	(25.0)	25.3	42.3
Taxes accrued	(117.0)	116.2	(89.7)
Interest accrued	(10.7)	5.3	20.8
(Under) Overrecovered gas and fuel costs	(250.4)	324.4	3.6
Exchange gas receivable/payable	(14.2)	(10.0)	(71.9)
Other accruals	56.4	(7.7)	14.5
Prepayments and other current assets	(11.5)	23.9	(27.5)
Regulatory assets/liabilities	163.9	105.2	(91.8)
Postretirement and postemployment benefits	(146.6)	(49.1)	(9.2)
Deferred credits	(2.6)	6.2	36.3
Deferred charges and other noncurrent assets	7.9	(21.9)	38.7
Other noncurrent liabilities	(13.2)	12.1	(34.8)

Net Operating Activities from Continuing Operations	782.6	1,920.7	587.8
Net Operating Activities used for Discontinued Operations	(57.2)	(254.5)	(2.5)

Net Cash Flows from Operating Activities	725.4	1,666.2	585.3

Investing Activities
Capital expenditures	(803.8)	(777.2)	(1,299.9)
Insurance recoveries	5.0	62.7	46.7
Proceeds from disposition of assets	0.5	5.7	47.8
Restricted cash (withdrawals) deposits	(28.2)	111.9	(228.8)
Contributions to equity investees	(87.9)	(26.4)	(39.2)
Distributions from equity investees	23.8	2.9	-
Other investing activities	(53.1)	(42.0)	(38.1)

Net Investing Activities used for Continuing Operations	(943.7)	(662.4)	(1,511.5)
Net Investing Activities from Discontinued Operations	0.4	7.6	397.2

Net Cash Flows used for Investing Activities	(943.3)	(654.8)	(1,114.3)

Financing Activities
Issuance of long-term debt	244.6	1,460.0	959.3
Retirement of long-term debt	(977.7)	(1,169.8)	(40.6)
Repurchase of long-term debt	-	-	(254.0)
Premium and other costs to retire debt	(93.0)	-	-
Change in short-term debt, net	1,279.5	(1,060.5)	102.5
Issuance of common stock	14.4	10.6	1.3
Acquisition of treasury stock	(1.5)	(2.6)	-
Dividends paid - common stock	(255.6)	(253.3)	(252.4)

Net Cash Flows from (used for) Financing Activities	210.7	(1,015.6)	516.1

Change in cash and cash equivalents from continuing operations	49.6	242.7	(407.6)
Cash (contributions to) receipts from discontinued operations	(56.8)	(246.9)	393.6
Cash and cash equivalents at beginning of period	16.4	20.6	34.6

Cash and Cash Equivalents at End of Period	$9.2	$16.4	$20.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2010	2009

Columbia of Massachusetts
Medium-Term Notes -
Interest rates between 6.26% and 6.43% with a weighted average interest rate of 6.30% and maturities between December 15, 2025 and February 15, 2028	40.0	48.5

Total long-term debt of Columbia of Massachusetts	40.0	48.5

Columbia Energy Group:
Subsidiary debt - Capital lease obligations	0.5	0.9

Total long-term debt of Columbia Energy Group	0.5	0.9

NiSource Capital Markets, Inc:
Senior Notes - 6.78%, due December 1, 2027	3.0	3.0
Medium-term notes -
Issued at interest rates between 7.82% and 7.99%, with a weighted average interest rate of 7.92% and various maturities between March 27, 2017 and May 5, 2027 (a)	106.0	106.0

Total long-term debt of NiSource Capital Markets, Inc.	109.0	109.0

NiSource Corporate Services, Inc.
Capital lease obligations -
Interest rate of 3.264% due between December 1, 2012 and September 30, 2015	2.3	-
Interest rate of 6.709% due between December 31, 2014 and January 1, 2018	30.1	32.1
Interest rate of 9.840% due June 30, 2015	0.8	0.9
Interest rate of 5.586% due September 30, 2015	0.8	0.2

Total long-term debt of NiSource Corporate Services, Inc.	34.0	33.2

NiSource Development Company, Inc.:
NDC Douglas Properties, Inc. - Notes Payable--
Interest rates between 4.000% and 8.385% with a weighted average interest rate of 7.21% and various maturities between May 1, 2013 and July 1, 2041 (a)	10.7	10.3

Total long-term debt of NiSource Development Company, Inc.	10.7	10.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (continued)

As of December 31, (in millions)	2010	2009

NiSource Finance Corporation:
Long-Term Notes -
5.21% - due November 28, 2012	315.0	315.0
6.15% - due March 1, 2013	545.0	545.0
5.40% - due July 15, 2014	500.0	500.0
5.36% - due November 28, 2015	230.0	230.0
10.75% - due March 15, 2016	326.9	600.0
5.41% - due November 28, 2016	90.0	90.0
5.25% - due September 15, 2017	450.0	450.0
6.40% - due March 15, 2018	800.0	800.0
6.80% - due January 15, 2019	500.0	500.0
5.45% - due September 15, 2020	550.0	550.0
6.125% - due March 1, 2022	500.0	500.0
5.89% - due November 28, 2025	265.0	265.0
6.25% - due December 15, 2040	250.0	-
Fair value adjustment of notes for interest rate swap agreements	61.1	47.4
Unamortized premium and discount on long-term debt	(32.5)	(36.1)

Total long-term debt of NiSource Finance Corporation	5,350.5	5,356.3

Northern Indiana Public Service Company:
Pollution control bonds -
Reoffered interest rates between 5.20% and 5.85%, with a weighted average interest rate of 5.64% and various maturities between June 1, 2013 and April 1, 2019 (a)	244.0	244.0
Medium-term notes -
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.45% and various maturities between July 8, 2013 and August 4, 2027 (a)	145.5	164.2
Wind generation projects notes -
Variable rate of 3.25% at December 31, 2010 with amounts due at July 1, 2014 and October 28, 2014	2.6	3.5
Unamortized discount on long-term debt	(0.7)	(0.8)

Total long-term debt of Northern Indiana Public Service Company	391.4	410.9

Total long-term debt, excluding amount due within one year	$5,936.1	$5,969.1

(a) Interest rates and maturities shown are as of December 31, 2010. Refer to Note 16 “Long-Term Debt” for changes in debt outstanding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive		Comprehensive
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income

Balance January 1, 2008	$2.7	$(23.3)	$4,011.0	$1,074.5	$11.7	$5,076.6

Comprehensive Income:
Net Income	-	-	-	79.0	-	79.0	$79.0
Other comprehensive income, net of tax:
Loss on available for sale securities Unrealized(a)	-	-	-	-	(4.0)	(4.0)	(4.0)
Net unrealized losses on derivatives qualifying as cash flow hedges(b)	-	-	-	-	(147.4)	(147.4)	(147.4)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs(d)	-	-	-	-	(32.3)	(32.3)	(32.3)

Total comprehensive loss							$(104.7)
Dividends:
Common stock	-	-	-	(252.4)	-	(252.4)
Issued:
Employee stock purchase plan	-	-	0.9	-	-	0.9
Long-term incentive plan	-	-	7.4	-	-	7.4
Amortization of unearned compensation	-	-	1.0	-	-	1.0

Balance December 31, 2008	$2.7	$(23.3)	$4,020.3	$901.1	$(172.0)	$4,728.8

Comprehensive Income (Loss):
Net Income	-	-	-	217.7	-	217.7	$217.7
Other comprehensive income (loss), net of tax:
Gain on available for sale securities Unrealized(a)	-	-	-	-	2.3	2.3	2.3
Net unrealized gains on derivatives qualifying as cash flow hedges(b)	-	-	-	-	118.8	118.8	118.8
Unrecognized Pension Benefit and Other Postretirement Benefit Costs(d)	-	-	-	-	5.0	5.0	5.0

Total comprehensive income							$343.8
Dividends:
Common stock	-	-	-	(253.3)	-	(253.3)
Treasury stock acquired	-	(2.6)	-	-	-	(2.6)
Issued:
Common stock issuance	0.1	-	-	-	-	0.1
Employee stock purchase plan	-	-	0.9	-	-	0.9
Long-term incentive plan	-	-	11.1	-	-	11.1
401(k) and profit sharing issuance	-	-	18.1	-	-	18.1
Dividend reinvestment plan	-	-	6.8	-	-	6.8
Amortization of unearned compensation	-	-	0.4	-	-	0.4

Balance December 31, 2009	$2.8	$(25.9)	$4,057.6	$865.5	$(45.9)	$4,854.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (continued)

					Accumulated
			Additional		Other
	Common	Treasury	Paid-In	Retained	Comprehensive		Comprehensive
(in millions)	Stock	Stock	Capital	Earnings	Income/(Loss)	Total	Income (Loss)

Balance December 31, 2009	$2.8	$(25.9)	$4,057.6	$865.5	$(45.9)	$4,854.1

Comprehensive Income (Loss):
Net Income	-	-	-	292.0	-	292.0	$292.0
Other comprehensive income (loss), net of tax:
Gain on available for sale securities:
Unrealized(a)	-	-	-	-	1.1	1.1	1.1
Net unrealized losses on derivatives qualifying as cash flow hedges(b), (c)	-	-	-	-	(13.8)	(13.8)	(13.8)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (d)	-	-	-	-	0.7	0.7	0.7

Total comprehensive income							$280.0
Dividends:
Common stock	-	-	-	(255.7)	-	(255.7)
Treasury stock acquired	-	(1.5)	-	-	-	(1.5)
Issued:
Employee stock purchase plan	-	-	1.1	-	-	1.1
Long-term incentive plan	-	-	12.1	-	-	12.1
401K and profit sharing issuance	-	-	24.2	-	-	24.2
Dividend reinvestment plan	-	-	8.9	-	-	8.9

Balance December 31, 2010	$2.8	$(27.4)	$4,103.9	$901.8	$(57.9)	$4,923.2

(a) Net unrealized gain/loss on available for sale securities, net of $0.8 million tax expense, $1.6 million tax expense and $2.8 million tax benefit in 2010, 2009 and 2008, respectively.
(b) Net unrealized gain/loss on derivatives qualifying as cash flow hedges, net of $7.6 million tax benefit, $78.3 million tax expense and $94.9 million tax benefit in 2010, 2009, and 2008 . During 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur related to the unregulated gas marketing business that NiSource had planned to sell.
(c) Net unrealized losses on cash flow hedged includes a loss of $15.4 million related to the unrealized loss on interest rate swaps held by NiSource’s unconsolidated equity method investments for the twelve months ended December 31, 2010
(d) Unrecognized Pension Benefit and Other Postretirement Benefit Costs recorded to accumulated other comprehensive income (loss), net of $0.4 million and $3.2 million tax expense and $19.9 million tax benefit in 2010, 2009 and 2008, respectively.

	Common	Treasury	Outstanding
Shares (in thousands)	Shares	Shares	Shares

Balance January 1, 2008	275,290	(1,113)	274,177

Treasury stock acquired		(4)	(4)
Issued:
Employee stock purchase plan	49	-	49
Long-term incentive plan	40	-	40

Balance December 31, 2008	275,379	(1,117)	274,262

Treasury stock acquired		(192)	(192)
Issued:
Employee stock purchase plan	80	-	80
Long-term incentive plan	480	-	480
Dividend reinvestment	546	-	546
Retirement savings plan	1,462	-	1,462

Balance December 31, 2009	277,947	(1,309)	276,638

Treasury stock acquired		(97)	(97)
Issued:
Employee stock purchase plan	62	-	62
Long-term incentive plan	191	-	191
Dividend reinvestment	563	-	563
Retirement savings plan	1,498	-	1,498

Balance December 31, 2010	280,261	(1,406)	278,855

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
At December 31, 2009, certain assets totaling $61.5 million were recorded in “Other property at cost less accumulated depreciation.” NiSource has corrected the classification of these assets as “Utility Plant” in the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009.
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
Restricted cash was $202.9 million and $174.7 million as of December 31, 2010 and 2009, respectively. The increase in restricted cash was due primarily to the decline in forward gas prices which resulted in increased margin deposits on open derivative contracts.
D.          Accounts Receivable and Unbilled Revenue.   Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $458.6 million and $258.7 million for the years ended December 31, 2010 and 2009, respectively. The reserve for uncollectible receivables is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determined the reserve based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered.
E.          Investments in Debt and Equity Securities.   NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
reflected as accumulated other comprehensive income (loss). These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2010, 2009 and 2008.
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
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for regulatory accounting. In such an event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of regulatory accounting, NiSource would be required to apply the provisions of Discontinuation of Rate-Regulated Accounting. In management’s opinion, NiSource’s regulated subsidiaries will be subject to regulatory accounting for the foreseeable future. Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for additional information.
G.          Utility Plant and Other Property and Related Depreciation and Maintenance.   Property, plant and equipment (principally utility plant) is stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties as approved by the appropriate regulators.
The depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Electric Operations	3.5%	3.4%	3.7%
Gas Distribution and Transmission Operations	2.8%	2.9%	2.8%

For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. The pre-tax rate for AFUDC was 4.9% in 2010, 3.8% in 2009 and 3.3% in 2008. Short-term borrowings were primarily used to fund construction efforts for all three years presented; however, long-term borrowings and equity funds were used more extensively in 2010 to fund construction than in the comparative periods. The increase in the 2009 AFUDC rate, as compared with 2008, was due to an increased weighted effect and use of long-term borrowings and equity funds that more than offset a decrease in short-term interest rates associated with the amount of short-term borrowings used for construction.
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
H.          Carrying Charges and Deferred Depreciation.   Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, Northern Indiana capitalized the debt-based carrying charges and deferred depreciation

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
in accordance with orders of the IURC, pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.
Northern Indiana has capitalized carrying charges and deferred depreciation and certain operating expenses relating to its scrubber service agreement for its Bailly Generating Station in accordance with an order of the IURC. The accumulated balance of the deferred costs and related carrying charges is being amortized over the remaining life of the scrubber service agreement.
On May 28, 2008, the IURC issued an order approving the purchase of Sugar Creek, and on May 30, 2008 Northern Indiana purchased the 535mw CCGT for $330 million in order to help meet capacity needs. On February 18, 2009, the IURC issued an order approving a settlement agreement filed in this proceeding allowing Northern Indiana to begin deferring carrying costs and depreciation on Sugar Creek, pending inclusion in rates, which occurred effective December 1, 2008, when Sugar Creek was dispatched into MISO, at the agreed to carrying cost rate of 6.5%. The Sugar Creek investment was included in rate base as part of the IURC’s August 25, 2010 rate order. Northern Indiana will continue to defer depreciation expenses and carrying costs associated with the $330.0 million Sugar Creek investment until the IURC approves new customer rates. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The IURC also approved a five year amortization of balances that were deferred as of December 31, 2009 and such amortization will commence with the IURC’s approval of new customer rates.
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2005 through 2010 had Columbia of Ohio not been subject to rate regulation is a combined $232.4 million, a $35.0 million decrease over the $267.4 million reflected in rates. The regulatory asset was $96.6 million and $102.3 million as of December 31, 2010 and 2009, respectively. The amount of depreciation that would have been recorded for 2010 had Columbia of Ohio not been subject to rate regulation is $48.9 million, a $5.6 million decrease over the $54.5 million reflected in rates.
I.          Amortization of Software Costs.   External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $25.9 million in 2010, $27.7 million in 2009 and $23.1 million in 2008 related to software costs. NiSource’s unamortized software balance was $99.0 million and $100.5 million at December 31, 2010 and 2009, respectively.
J.          Goodwill and Other Intangible Assets.   NiSource has approximately $4.0 billion in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisition of Columbia of Massachusetts, a wholly-owned subsidiary of NiSource, which is being amortized on a straight-line basis over forty years from the date of acquisition. Refer to Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
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
L.          Revenue Recognition.   Revenue is recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities. For shorter

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
term transportation and storage service revenues, cash is received at inception of the service period resulting in the recording of deferred revenues that are recognized in revenues over the period the services are provided.
M.          Earnings Per Share.   Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (see Note 14). The calculation of diluted earnings per share for 2010, 2009, and 2008 excludes out-of-the-money stock options that had an anti-dilutive effect.
The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2010	2009	2008

Denominator (thousands)
Basic average common shares outstanding	277,797	275,061	273,974
Dilutive potential common shares
Shares contingently issuable under employee stock plans	910	330	1,279
Shares restricted under stock plans	697	424	196
Forward Agreements	684	-	-

Diluted Average Common Shares	280,088	275,815	275,449

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
O.          Accounts Receivable Transfer Program.   Certain of NiSource’s subsidiaries entered into agreements with third parties to sell certain accounts receivable without recourse. These sales were reflected as reductions of accounts receivable in the December 31, 2009 Consolidated Balance Sheet and as operating cash flows in the December 31, 2009 Statement of Consolidated Cash Flows. The costs of these programs, which were based upon the purchasers’ level of investment and borrowing costs, were charged to Other, net in the December 31, 2009 Statement of Consolidated Income. Beginning January 1, 2010 transfers of accounts receivable that previously qualified for sale accounting, no longer qualify and are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2010 Consolidated Balance Sheet and short-term debt is recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. Fees associated with the securitization transactions are recorded as interest expense in accordance with the new accounting guidance. Refer to Note 19, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for further information.
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
R.          Gas Inventory.   Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by state regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $151.6 million and $313.8 million at December 31, 2010, and 2009, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2010 and December 31, 2009, exceeded the stated LIFO cost by $91.7 million and $295.4 million, respectively. Inventory valued using the weighted average cost methodology was $146.6 million at December 31, 2010 and $71.0 million at December 31, 2009.
S.          Accounting for Exchange and Balancing Arrangements of Natural Gas.   NiSource’s Gas Transmission and Storage and Gas Distribution Operations subsidiaries enter into balancing and exchange arrangements of natural gas as part of their operations and off-system sales programs. NiSource records a receivable or payable for their respective cumulative gas imbalances and for any gas inventory borrowed or lent under an exchange agreement for Gas Distribution Operations. These receivables and payables are recorded as “Exchange gas receivable” or “Exchange gas payable” on NiSource’s Consolidated Balance Sheets, as appropriate.
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
U.          Accounting for Risk Management and Energy Marketing Activities.   NiSource accounts for its derivatives and hedging activities in accordance with ASC 815. NiSource recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as a normal purchase normal sale under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for additional information.
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
In addition, Northern Indiana received approval from the IURC in 2003 to recover costs associated with environmental compliance programs for NOx pollution-reduction equipment at Northern Indiana’s generating stations. Refer to Note 20, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further information.
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
In September 2009, the FASB issued authoritative guidance that provides further clarification for measuring the fair value of investments in entities that meet the FASB’s definition of an investment company. This guidance permits a company to estimate the fair value of an investment using the net asset value per share of the investment if the net asset value is determined in accordance with the FASB’s guidance for investment companies as of the company’s measurement date. This creates a practical expedient to determining a fair value estimate and certain attributes of the investment (such as redemption restrictions) will not be considered in measuring fair value. Additionally, companies with investments within the scope of this guidance must disclose additional information related to the nature and risks of the investments. This guidance is effective as of December 31, 2009 and is required to be applied prospectively. NiSource has alternative investments that are within the scope of this guidance. However, the fair

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
value of the alternative investments is already determined based on the net asset values per fund. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
In January 2010, the FASB issued authoritative guidance that amends the disclosures about transfers into and out of Levels 1 and 2 and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. NiSource has adopted the required guidance for all periods presented.
Refer to Note 18, “Fair Value Disclosures,” in the Notes to Consolidated Financial Statements for additional information including the impact of the adoption.
Consolidation of Variable Interest Entities.   In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders were required to determine whether they retained a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. NiSource adopted the guidance on January 1, 2010. Refer to Note 10, “Variable Interest Entities and Equity Investments,” for additional information including the impact of adoption.
Transfer of Financial Assets.   In June 2009, the FASB issued authoritative guidance to amend derecognition criteria guidance in ASC 860 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. NiSource adopted the guidance on January 1, 2010. This guidance requires transfers of accounts receivable that previously qualified for sales accounting to be accounted for as secured borrowings resulting in the recognition of short-term debt on the Consolidated Balance Sheets. Refer to Note 19, “Transfers of Financial Assets,” for additional information including the impact of adoption.
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
Lake Erie Land, which is wholly-owned by NiSource and within the company’s Corporate and Other Segment, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement. NiSource granted a limited extension for the developer to meet its contractual obligations and began negotiations with another potential buyer to replace the original developer under the existing agreement. In July 2009, NiSource signed a letter of intent with the new potential buyer which was reaffirmed in October 2009. However, in the fourth quarter of 2009, an agreement was not reached for the sale of the real estate as was previously expected, and a sale within the next twelve months is no longer probable. As such,

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
certain real estate assets previously classified as held for sale were reclassified and were no longer reflected as held for sale as of December 31, 2009. Concurrent with the determination that it was not probable that the original developer would execute the future sales under the existing agreement and a new developer would not replace the original developer, NiSource tested the assets for impairment. The company compared the carrying value of the assets to the fair value, determined primarily through independent appraisals, and recorded an impairment loss of $16.6 million in the fourth quarter of 2009. The total impairment charge is comprised of $8.8 million recognized due to the uncollectability of certain receivables (see below for more information) due from the acquirer of the property and $7.8 million due to the current book value exceeding the fair value of certain real estate property remaining to be sold under the installment sales agreement as of December 31, 2009. The book value of the impaired assets at December 31, 2009, subsequent to the impairment charge, was $27.0 million. No material additional impairment charges were recorded during 2010.
At December 31, 2010 and 2009, the financing receivables noted above were recorded at fair value of $6.5 million. No events occurred during 2010 that indicated the fair value of the receivables had significantly changed during the year.
During 2009, NiSource recognized $4.4 million in expense for an impairment charge related to the four properties NDC Douglas Properties owns which do not currently meet the assets held for sale criteria as their estimated sale date is greater than one year. Based on previous impairments recorded on other NDC Douglas Properties, the properties were tested for impairment during the third quarter of 2009. NDC Douglas Properties property, plant, and equipment assets were valued based on a discounted cash flow model utilizing estimated future cash flows. The book value of these assets at December 31, 2009, subsequent to the impairment charge, was $7.0 million. NiSource conducted similar impairment testing in the fourth quarter of 2010, and recorded an impairment charge of $0.3 million.
During 2010, 2009 and 2008, NiSource recognized $1.4 million, $0.2 million and $3.4 million, respectively, in expense for the impairment of the Marble Cliff facility discussed in Note 4, “Discontinued Operation and Assets and Liabilities Held for Sale.”
Restructuring.   During the first quarter of 2009, NiSource began an organizational restructuring initiative, beginning with Gas Transmission and Storage Operations, in response to the decline in overall economic conditions.
In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource has eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions have occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During 2009, NiSource recorded pre-tax restructuring charges of $19.9 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs. No additional material charges have been recorded since the initial restructuring charge in the first quarter of 2009. The restructuring program was substantially completed in 2009.
In September 2009, NiSource announced the restructuring of Northern Indiana, which aims to redefine business and operations strategies and achieve cost reductions, and impacts both Electric Operations and Gas Distribution Operations. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million, which primarily includes costs related to severance and other employee related costs and outside service costs. The initial restructuring charge consisted of a $3.7 million and $1.7 million expense to the Electric and Gas Distributions Operations’ segments, respectively. During 2010, NiSource recorded a pre-tax restructuring charge related to this initiative of $1.1 million to “Operation and maintenance” expense on the Statements of Consolidated Income, which primarily includes costs related to outside service costs. The restructuring program was completed in December 2010.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Changes in the restructuring reserve, included in “Other accruals” on the Consolidated Balance Sheets, were as follows:

	Balance at				Balance at
(in millions)	December 31, 2009	Additions	Benefits Paid	Adjustments	December 31, 2010

Gas Transmission and Storage	$1.5	$-	$(1.4)	$-	$0.1
Northern Indiana	1.1	1.1	(2.2)	-	-

Total	$2.6	$1.1	$(3.6)	$-	$0.1

	Balance at				Balance at
(in millions)	December 31, 2008	Additions	Benefits Paid	Adjustments	December 31, 2009

Gas Transmission and Storage	$-	$21.8	$(18.4)	$(1.9)	$1.5
Northern Indiana	-	5.5	(4.3)	(0.1)	1.1

Total	$-	$27.3	$(22.7)	$(2.0)	$2.6

4.          Discontinued Operations and Assets and Liabilities Held for Sale
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2010 were:

(in millions)
	Property, plant
	and	Other
Assets of discontinued operations and held for sale:	equipment, net	assets	Total

NiSource Corporate Services	5.6	-	5.6
Columbia Transmission	2.3	-	2.3

Total	$7.9	$-	$7.9

There were no liabilities of discontinued operations and held for sale at December 31, 2010.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2009 were:

(in millions)
		Property, plant
		and	Other
Assets of discontinued operations and held for sale:		equipment, net	Assets	Total

NiSource Corporate Services		$6.2	$-	$6.2
NDC Douglas Properties		5.8	1.4	7.2
Columbia Transmission		2.6	-	2.6

Total		$14.6	$1.4	$16.0

		Accounts	Other
Liabilities of discontinued operations and held for sale:	Debt	payable	liabilities	Total

NDC Douglas Properties	$6.6	$0.2	$-	$6.8

Total	$6.6	$0.2	$-	$6.8

Assets classified as discontinued operations or held for sale are no longer depreciated.
NiSource Corporate Services continues its effort to sell its Marble Cliff facility. In March 2006, the facility was recorded as an asset held for sale of $12.7 million. Impairment charges recorded in 2007, 2008 and 2010 brought the value of the asset held for sale to $5.6 million at December 31, 2010. See Note 3, “Impairments, Restructuring and Other Charges” for further discussion. In the fourth quarter of 2010, NiSource Corporate Services executed a purchase and sale agreement of the Marble Cliff facility with the closing date planned in the first quarter 2011.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. In 2009, based on the expected proceeds from the sale of the five properties being less than the net book value, an impairment charge of $2.7 million, net of tax, was included in Loss on Disposition of Discontinued Operations in the Statement of Consolidated Income for the year ended December 31, 2009. Three of these properties were sold during the first quarter 2010 and two of these properties remained classified as assets and liabilities held for sale. Results of operations and cash flows for these properties remained classified as discontinued operations. Upon sale of three of the properties in the first quarter of 2010, a gain on sale of $0.1 million, net of taxes, was recorded in Discontinued Operations. During the second quarter of 2010, it was determined that the remaining properties no longer met the criteria as “assets held for sale” as NiSource could no longer assert that a sale would take place within the next twelve months. As such, the assets and liabilities were reclassified to assets held and used. Additionally, the results of operations and cash flows were reclassified to continuing operations for all periods presented. These reclassifications did not have a significant impact on overall results of NiSource.
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon by sale to an unaffiliated third party its Line R System in West Virginia, which includes certain natural gas pipeline and compression facilities. Through subsequent negotiations with this third party, certain compression facilities will not be sold and, therefore, have been moved to assets held for use at their current net book value adjusted for depreciation. The assets were determined to have little or no future use and were retired. Assets held for sale have a net book value of $2.1 million. The sale transaction is expected to close in the first half of 2011.
On December 1, 2008, NiSource sold its subsidiaries Northern Utilities and Granite State Gas to Unitil Corporation. The final sale amount was $209.1 million which included $49.1 million in working capital. Under the terms of the transaction, Unitil Corporation acquired Northern Utilities, a local gas distribution company serving 52 thousand customers in 44 communities in Maine and New Hampshire and Granite State Gas, an 86-mile FERC regulated gas transmission pipeline primarily located in Maine and New Hampshire. For the years ended December 31, 2009 and 2008, an after tax loss of $0.2 million and $75.8 million, respectively, was included in Loss on Disposition of Discontinued Operations in the Statements of Consolidated Income.

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
Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties low income housing investments, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Year Ended December 31, (in millions)	2010	2009	2008

Revenues from Discontinued Operations	$0.7	$2.3	$189.3

Loss from discontinued operations	(4.4)	(17.7)	(280.1)
Income tax benefit	(1.7)	(7.4)	(96.7)

Loss from Discontinued Operations - net of taxes	$(2.7)	$(10.3)	$(183.4)

Gain (Loss) on Disposition of Discontinued Operations - net of taxes	$0.1	$(2.5)	$(108.2)

The gain on disposition of discontinued operations of $0.1 million for the year ended December 31, 2010 resulted from the sale of NDC Douglas Properties. The loss on disposition of discontinued operations for the year ended December 31, 2009 includes NDC Douglas Properties’ disposition loss of $2.4 million. The loss on disposition of discontinued operations for the year ended December 31, 2008 includes the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.3 million, $63.3 million and $12.5 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
5.          Property, Plant and Equipment
NiSource’s property, plant and equipment on the Consolidated Balance Sheets was classified as follows:

At December 31, (in millions)	2010	2009

Property Plant and Equipment
Gas Distribution Utility (1)	$7,251.0	$6,947.5
Gas Transmission Utility	5,865.0	5,703.5
Electric Utility (1)	6,005.6	5,999.2
Common Utility	107.8	95.0

Construction Work in Process	265.5	295.9

Non-Utility and Other	138.6	71.7

Total Property, Plant and Equipment	$19,633.5	$19,112.8

Accumulated Depreciation and Amortization
Gas Distribution Utility (1)	$(2,725.7)	$(2,661.4)
Gas Transmission Utility	(2,784.9)	(2,693.1)
Electric Utility (1)	(2,939.4)	(2,999.2)
Common Utility	(42.6)	(33.4)

Non-Utility and Other	(43.9)	(37.7)

Total Accumulated Depreciation and Amortization	$(8,536.5)	$(8,424.8)

Net Property, Plant and Equipment	$11,097.0	$10,688.0

(1)	Northern Indiana’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.
6.          Goodwill and Other Intangible Assets
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
NiSource has four reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at December 31, 2010 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations (which is comprised of Columbia Transmission and Columbia Gulf) and $1.7 billion is allocated to Columbia Distribution Operations (which is

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
comprised of Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania and Columbia of Virginia). In addition, the goodwill balances at December 31, 2010 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the June 30, 2010 test, NiSource used a weighted average of the income and market approaches. The income approach utilized a discounted cash flow model. This model is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in the models are the growth rates, which are based on the cash flow from operations for each of the reporting units, and the weighted average cost of capital, or discount rate. The starting point for each reporting unit’s cash flow from operations is the detailed five year plan, which takes into consideration a variety of factors such as the current economic environment, industry trends, and specific operating goals set by management. The discount rates are based on trends in overall market as well as industry specific variables and include components such as the risk-free rate, cost of debt, and company volatility at June 30, 2010. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting unit’s EBITDA, (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applying that multiple to the reporting unit’s EBITDA, and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill and non-goodwill reporting units based on the relative EBITDA, revenues, and operating income of each reporting unit. Each of the three market approaches were calculated using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists under Step 1 of the annual impairment test.
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
Goodwill related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $13.3 million and $5.5 million, respectively, was also tested for impairment as of June 30, 2010 using an income approach to determine the fair value of each of these reporting units. A discount rate range of 4.74% to 5.76% and growth rates factoring in the regulatory environment and growth initiatives for each reporting unit were the significant assumptions used in determining the fair values using the income approach. The step one goodwill impairment test resulted in the fair value of each of these reporting units exceeding the carrying value. Using the discount rates of 4.74% and 5.76% for Northern Indiana Fuel and Light, the excess fair value was $26.1 million and $7.3 million, respectively. Using the discount rates of 4.74% and 5.76% for Kokomo Gas, the excess fair value was $18.6 million and $9.7 million, respectively.
NiSource considered whether there were any events or changes in circumstances during the second half of 2010 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require goodwill impairment testing during the second half of 2010.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
NiSource’s intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February 1999 of Columbia of Massachusetts. These amounts were $308.6 million and $319.6 million, net of accumulated amortization of $133.6 million and $122.6 million, at December 31, 2010, and 2009, respectively and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2010, 2009, and 2008 related to its intangible assets.
7.          Asset Retirement Obligations
Changes in NiSource’s liability for asset retirement obligations for the years 2010 and 2009 are presented in the table below:

(in millions)	2010	2009

Beginning Balance	$138.2	$126.0
Accretion expense	0.7	0.7
Accretion recorded as a regulatory asset	7.5	7.1
Additions	4.5	11.2
Settlements	(8.1)	(6.8)
Change in estimated cash flows	(4.0)	-

Ending Balance	$138.8	$138.2

NiSource has recognized asset retirement obligations associated with various obligations including costs to remove and dispose of certain construction materials located within many of NiSource’s facilities, certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain PCB contamination, closure costs for certain sites including ash ponds, solid waste management units, a landfill, as well as some other nominal asset retirement obligations. NiSource recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations; however, the lives of these wells are indeterminable. Additionally, NiSource has a significant obligation associated with the decommissioning of its two hydro facilities located in Indiana. These hydro facilities have an indeterminate life, and no asset retirement obligation has been recorded.
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Consolidated Balance Sheets.
Gas Distribution Operations annual cut and cap additions and settlements for its pipe system for 2010 were $1.8 million and $1.0 million, respectively. In 2010, Northern Indiana reevaluated the estimated useful lives and costs for electric generating stations which resulted in a reduction in the present value of estimated cash flows of $4.0 million. Northern Indiana performed activities associated with asbestos removal resulting in settlements of $1.4 million in 2010 and also recorded additions of $2.3 million related to underground gas storage wells whose lives became determinable. Gas Transmission and Storage recorded settlements of $5.0 million, primarily attributable to the retirement of certain pipeline assets.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
8.          Regulatory Matters
Regulatory Assets and Liabilities
NiSource follows the accounting and reporting requirements of ASC Topic 980, which provides that regulated entities account for and report assets and liabilities consistent with the economic effect of regulatory rate-making procedures if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income or expense are deferred on the balance sheet and are recognized in the income statement as the related amounts are included in service rates and recovered from or refunded to customers.
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for regulatory accounting. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of regulatory accounting, NiSource would be required to apply the provisions of ASC Topic 980-20, Discontinuation of Rate-Regulated Accounting. In management’s opinion, NiSource will be subject to regulatory accounting for the foreseeable future.
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2010	2009

Assets
Reacquisition premium on debt	$13.3	$15.8
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1-H)	11.8	15.9
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	962.7	980.7
Other postretirement costs	94.6	101.8
Environmental costs (see Note 20-D)	32.5	33.3
Regulatory effects of accounting for income taxes (see Note 1-V)	254.1	253.2
Underrecovered gas and fuel costs (see Note 1-P and 1-Q)	135.7	40.2
Depreciation (see Note 1-H)	118.5	121.6
Uncollectible accounts receivable deferred for future recovery	8.5	26.8
Percentage of Income Plan	-	54.1
Asset retirement obligations (see Note 7)	16.2	39.9
Losses on derivatives (see Note 9)	33.2	28.8
Post-in service carrying charges	46.4	49.4
EERM operation and maintenance and depreciation deferral	42.5	37.2
MISO (see Note 8)	36.6	26.4
Sugar Creek carrying charges and deferred depreciation (see Note 1-H)	57.7	30.0
Other	73.6	67.5

Total Assets	$1,937.9	$1,922.6

Less amounts included as Underrecovered gas and fuel cost	(135.7)	(40.2)

Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$1,802.2	$1,882.4

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2010	2009

Liabilities
Overrecovered gas and fuel costs (see Notes 1-P and 1-Q)	$11.8	$220.4
Asset retirement obligations (see Note 7)	138.4	137.9
Cost of removal (see Note 7)	1,442.5	1,385.8
Regulatory effects of accounting for income taxes (see Note 1-V)	112.1	137.8
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	1.9	1.4
Percentage of income plan	9.9	-
Off-system sales margin sharing	42.9	13.2
Emission allowances (see Note 8)	19.8	19.6
Gains on derivatives (see Note 9)	0.3	2.1
Other	59.3	42.7

Total Liabilities	$1,838.9	$1,960.9

Less amounts included as Overrecovered gas and fuel cost	(11.8)	(220.4)
Less amounts included as Asset retirement obligations	(138.4)	(137.9)

Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabilities and Other Removal Costs	$1,688.7	$1,602.6

Regulatory assets, including underrecovered gas and fuel cost, of approximately $1,870.8 million as of December 31, 2010 are not earning a return on investment. Regulatory assets of approximately $1,602.5 million include expenses that are recovered as components of the cost of service and are covered by regulatory orders. These costs are recovered over a remaining life of up to 43 years. Regulatory assets of approximately $335.4 million require specific rate action.
As noted below, regulatory assets for which costs have been incurred or accrued are included (or expected to be included, for costs incurred subsequent to the most recently approved rate case) in certain companies’ rate base, thereby providing a return on invested costs. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.
Assets:
Reacquisition premium on debt – The unamortized premiums for debt redeemed by Northern Indiana are deferred, amortized and recovered over the term of the replacement issue.
R.M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation – Northern Indiana obtained approval from the IURC to capitalize the debt-based carrying charges and deferred depreciation for Schahfer Unit 17 and Unit 18 and to amortize such costs over the remaining service life of each unit.
Unrecognized pension benefit and other postretirement benefit costs – In 2007, NiSource adopted certain updates of ASC 715 which required, among other things, the recognition in other comprehensive income or loss of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. Certain subsidiaries defer the costs as a regulatory asset in accordance with regulatory orders or as a result of regulatory precedent, to be recovered through base rates.
Other postretirement costs – Primarily comprised of the transition obligation recorded with the adoption of ASC 715 and ASC 712, as well as other costs approved through rate orders to be collected through future base rates, revenue riders or tracking mechanisms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Environmental costs – Includes certain recoverable costs of investigating, testing, remediating and other costs related to gas plant sites, disposal sites or other sites onto which material may have been migrated. Certain companies defer the costs as a regulatory asset in accordance with regulatory orders, to be recovered in future base rates, revenue riders or tracking mechanisms.
Regulatory effects of accounting for income taxes – Represents the deferral and under collection of deferred taxes in the rate making process. In prior years, NiSource has lowered customer rates in certain jurisdictions for the benefits of accelerated tax deductions. Amounts are expensed for financial reporting purposes, as NiSource recovers deferred taxes in the rate making process.
Underrecovered gas and fuel costs – Represents the difference between the costs of gas and fuel and the recovery of such costs in revenue, and is used to adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions. Recovery of these costs is achieved through tracking mechanisms.
Depreciation – Relates to the difference between the depreciation methodology required by Columbia of Ohio due to a regulatory order and the deprecation methodology used in accordance with GAAP. Also included is depreciation associated with the rider IRP program. Recovery of these costs is achieved through base rates and rider mechanisms.
Uncollectible accounts receivable deferred for future recovery – Represents the difference between commodity gas costs of total uncollectible expense and the recovery of such costs to be collected through cost tracking mechanisms per regulatory orders.
Percentage of Income Plan – Represents the difference between costs incurred under a customer assistance program by Columbia of Ohio for targeted low income customers and the recovery of such costs through cost tracking mechanisms per regulatory orders.
Asset Retirement Obligations – Represents the timing difference between expense recognition for future obligations and current recovery in rates.
Derivatives – Certain companies are permitted by regulatory orders to participate in commodity price programs to protect customers against the volatility of commodity prices. Unrealized and realized gains or losses related to NiSource’s commodity price risk programs may be deferred per specific orders and the recovery of changes in fair value is dependent upon the individual specific company’s cost recovery or sharing mechanisms in place. Amounts for derivative gains and losses will continue to be deferred as long as the programs are in existence.
Post-in service carrying charges – Columbia of Ohio has approval from the PUCO by regulatory order to defer debt-based post-in service carrying charges as a regulatory asset for future recovery. As such, Columbia of Ohio capitalizes a carrying charge on eligible property, plant and equipment from the time it is placed into utility service until recovery of the property, plant and equipment is included in customer rates in base rates or through a rider mechanism. Inclusion in customer rates generally occurs when Columbia of Ohio files its next rate proceeding following the in-service date of the property, plant and equipment.
EERM operation and maintenance and depreciation deferral – Northern Indiana obtained approval from the IURC to recover certain environmental related costs including operation and maintenance and depreciation expense once the environmental facilities become operational. Recovery of these costs will continue until such assets are included in rate base through an electric base rate case. The EERM deferred charges represent expenses that will be recovered from customers through an annual EERM Cost Tracker which authorizes the collection of deferred balances over a twelve month period.
MISO – As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been deferred. The IURC authorized the deferral of certain non-fuel related costs. Northern Indiana will continue to defer such amounts until new

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
electric rates are implemented. Upon implementation of new electric rates, amortization of this regulatory asset will commence.
Sugar Creek carrying charges and deferred depreciation – The IURC approved the deferral of debt-based carrying charges and depreciation expense for the Sugar Creek assets. Northern Indiana will continue to defer such amounts until new electric rates are approved and implemented. Upon implementation of new electric rates, amortization of this regulatory asset will commence.
Liabilities:
Overrecovered gas and fuel costs – Represents the difference between the costs of gas and fuel and the recovery of such costs in revenues, and is the basis to adjust future billings for such recoveries on a basis consistent with applicable state-approved tariff provisions. Refunding of these revenues is achieved through tracking mechanisms.
Asset retirement obligations – Represents the timing difference between expense recognition for current obligations and past recovery in rates.
Cost of Removal – Represents anticipated costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries for future costs to be incurred.
Regulatory effects of accounting for income taxes – Represents amounts owed to customers for deferred taxes collected at a higher rate than the current statutory rates and liabilities associated with accelerated tax deductions owed to customers that are established during the rate making process.
Unrecognized pension benefit and other postretirement benefit revenues – In 2007, NiSource adopted certain updates of ASC 715 which required, among other things, the recognition in other comprehensive income or loss of the actuarial gains or losses and the prior service costs that arise during the period but that are not immediately recognized as components of net periodic benefit costs. Certain subsidiaries defer the gains as a regulatory liability in accordance with regulatory orders or as a result of regulatory precedent, to be refunded through base rates.
Percentage of Income Plan – Represents the difference between costs incurred under a customer assistance program by Columbia of Ohio for targeted low income customers and the recovery of such costs through cost tracking mechanisms per regulatory orders. For 2010, Columbia of Ohio is in an overcollected position for these programs, resulting in a regulatory liability to be refunded through future billings.
Off-system sales margin sharing – As a result of a negotiated agreement between NiSource utilities and their regulators, revenue generated from off-system sales and capacity release programs are subject to incentive sharing mechanism in which NiSource shares a defined percentage of its margins with customers. Refunding of these revenues is achieved through rate refund mechanisms.
Emission allowances – Represents proceeds from the banked emission allowances sold into the EPA auction market and the fair value of emission allowances used in connection with power produced to generate off-system sales.
Derivatives – Certain companies are permitted by regulatory orders to participate in commodity price programs to protect customers against the volatility of commodity prices. Unrealized and realized gains or losses related to NiSource’s commodity price risk programs may be deferred per specific orders and the recovery of changes in fair value is dependent upon the individual specific company’s cost recovery or sharing mechanisms in place. Amounts for derivative gains and losses will continue to be deferred as long as the programs are in existence.
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On January 14, 2011, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $37.8 million annually, and seeking to implement a levelized distribution charge for its residential class that would mitigate revenue volatility associated with

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
volumetric rates and provide residential customers with clear price signals. Columbia of Pennsylvania expects that the Pennsylvania PUC will issue an order in the third or fourth quarter of 2011 with rates going into effect in the fourth quarter.
On November 30, 2010, Columbia of Ohio filed a notice of intent to file an application to adjust rates associated with Rider IRP and Rider DSM. Columbia of Ohio will file its application by February 28, 2011. The application will seek to increase the annual revenue from the riders by approximately $25.2 million.
On September 29, 2010, Columbia of Pennsylvania filed tariff modifications with the Pennsylvania PUC, seeking permission to apply a BTU content billing adjustment to customers’ metered volumetric consumption. The filing seeks to account for high BTU content gas that is produced from Marcellus Shale, which burns hotter than gas from other sources, resulting in lower volumes than assumed in the design of the company’s rates. The proposed billing adjustment is designed to produce revenues reflective of the BTU content underlying the demand forecast in the design of Columbia of Pennsylvania’s most recently approved base rates. If the billing adjustment had been in place for the twelve months ended June 30, 2010, it would have produced revenues of approximately $3.7 million. By an Order entered on January 26, 2011, the Pennsylvania PUC consolidated this matter with Columbia of Pennsylvania’s base rate case filed on January 14, 2011, as described above.
On September 7, 2010, Columbia of Ohio filed an application with the PUCO requesting authority to reduce its PIPP rider rate by $0.4215 per Mcf. The application was deemed approved on October 26, 2010, and Columbia of Ohio began billing the new rate effective with bills rendered on and after October 27, 2010. This resulted in a reduction in revenue of approximately $70.7 million and a corresponding reduction in expense of the same amount to better match current costs and revenues. As a result, this filing does not impact Columbia of Ohio’s operating income, but does reduce future cash inflows.
On May 3, 2010, Northern Indiana filed a natural gas rate case with the IURC. Northern Indiana entered into a comprehensive settlement with all parties on August 24, 2010. The Settlement Agreement was approved in entirety by Order issued on November 4, 2010 and new rates were placed into effect November 5, 2010. The order resulted in a decrease in revenue of approximately $14.9 million when compared to a normalized test year ended December 31, 2009. The IURC authorized Northern Indiana to increase the monthly fixed charge for residential customers from $6.36 to $11.00. The IURC also approved revised depreciation accrual rates for gas plant and authorized Northern Indiana to reduce current period gas plant depreciation expense by up to $25.7 million annually for the next four years or until further order of the IURC, whichever occurs first.
On September 1, 2010 Northern Indiana, NIFL and Kokomo filed to merge into one company (Northern Indiana). NIFL and Kokomo also filed rate proceedings on September 1, 2010. On February 23, 2011, a stipulation and settlement agreement was filed that provides for the merger and settlement of the rate proceedings. The settlement stipulates that all of Northern Indiana’s existing services, rates and charges will be applicable in the former NIFL and Kokomo territories, including one unified Gas Cost Adjustment mechanism. The application of Northern Indiana’s rates in the former NIFL and Kokomo territories will result in a decrease in revenue of approximately $0.8 million, when compared to a normalized test year ended March 31, 2010. This is primarily offset by reductions in depreciation expense. A settlement hearing is scheduled for March 23, 2011 and an order is anticipated in the second quarter of 2011.
On May 3, 2010, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $13.0 million to recover an updated level of costs upon the expiration of its Performance Based Regulation Plan on December 31, 2010. Columbia of Virginia also sought a Weather Normalization Adjustment (“WNA”), cost recovery of certain gas-related items through its Purchased Gas Adjustment (“PGA”) mechanism rather than base rates, and forward looking adjustments predicted to occur during the rate year ending December 31, 2011. On November 16, 2010, Columbia of Virginia, the VSCC Staff and the other parties filed a Proposed Stipulation and Recommendation (“Stipulation”) that would result in an annual revenue increase of $4.9 million, including authorization of the WNA and recovery of certain gas-related items through the PGA mechanism. The Chief Hearing Examiner issued a Report on December 2, 2010 recommending approval of the Stipulation. The VSCC issued a Final Order on December 17, 2010 adopting the Stipulation. New rates became effective January 1, 2011.

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
On January 28, 2010, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $32.0 million annually. On June 25, 2010, Columbia of Pennsylvania and the other active parties filed a Joint Petition for Settlement that would result in an annual revenue increase of $12.0 million. On August 18, 2010, the Pennsylvania PUC entered a final order approving the Joint Petition for Settlement and new rates went into effect on October 1, 2010.
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
On December 9, 2009, Northern Indiana filed a Petition with the IURC to extend its alternative regulatory programs which were scheduled to expire on May 1, 2010. On February 12, 2010, Northern Indiana, the OUCC and gas marketers supplying gas to residential and small commercial customers filed a Joint Stipulation and Agreement proposing an extension of the programs through March 31, 2012, which was approved by the IURC on March 31, 2010.
On October 21, 2009, the IURC issued an Order in the proceeding concerning Northern Indiana’s annual gas recovery, rejecting the use of a four-year average to compute unaccounted for gas. This Order required Northern Indiana to refund an estimated $5.8 million to customers based on a calculation utilizing a one-year average of unaccounted for gas for the twelve month periods ended July 31, 2008 and July 31, 2009. A reserve provided for the full amount of the refund, which Northern Indiana began returning to customers in March, 2010.
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
On May 1, 2009, Columbia of Kentucky filed a base rate case with the Kentucky PSC, requesting an annual increase of $11.6 million. In its initial filing, Columbia of Kentucky sought enhancements to rate design, as well as an expedited mechanism for the recovery of costs associated with the replacement of the company’s infrastructure. A settlement agreement with all parties was presented in a hearing before the Kentucky PSC on September 18, 2009. The settlement agreement provided for a base rate increase of approximately $6 million, the authorization of an increase to the monthly customer charge, the implementation of an Accelerated Main Replacement Program rider and the introduction of a residential energy efficiency program. On October 26, 2009, the Kentucky PSC approved a mechanism for recovering the costs of Columbia of Kentucky’s AMRP. In the same Order, the Kentucky PSC also approved a mechanism for the recovery of Columbia of Kentucky’s uncollectible expenses associated with the cost of gas. New rates went into effect on October 27, 2009.
On March 31, 2010, Columbia of Kentucky made its annual filing related to the AMRP Rider and requested an adjustment of those rates related to the Rider. On July 12, 2010, Kentucky PSC entered an order approving the

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
requested annual amount of $1.1 million. The new rates associated with the AMRP Rider went into effect for bills rendered on or after July 29, 2010.
On April 30, 2009, Columbia of Ohio filed an application with the PUCO to defer pension and other postretirement benefits expenses above those currently subject to collection in rates, effective January 1, 2009. On July 8, 2009, the PUCO issued an Order approving Columbia of Ohio’s application, although the deferred balances will not accrue carrying charges and Columbia of Ohio may not seek recovery of pension and other postretirement benefits deferrals in a base rate proceeding for a period of five years from the date of the order. Approximately $7.9 million and $13.0 million was deferred for 2010 and 2009, respectively.
On April 16, 2009, Columbia of Massachusetts filed a base rate case with the Massachusetts DPU, requesting an annual increase of $34.2 million. In its initial filing, Columbia of Massachusetts sought revenue decoupling, as well as a mechanism for the recovery of costs associated with the replacement of the company’s infrastructure. On October 30, 2009, the Massachusetts DPU issued a decision granting the company a $19.1 million base rate increase and approving a mechanism for the recovery of costs associated with the replacement of portions of Columbia of Massachusetts’ infrastructure. New rates went into effect November 1, 2009. Columbia of Massachusetts filed an application to implement its Targeted Infrastructure Replacement Factor Rider on April 30, 2010. On October 29, 2010, the DPU approved Columbia of Massachusetts’ proposed adjustment factor, to take effect November 1, 2010, subject to further investigation and reconciliation.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority (“IFA”) received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. In March 2010, Governor Daniels signed into law House Enrolled Act 1086, which allows the IFA to enter into contracts for the sale of Substitute Natural Gas with third parties, with proceeds from and costs of those sales being reflected on customers’ bills. The IURC must approve the final purchase contract between the IFA and Indiana Gasification as well as the management agreement between IFA and the utilities for collection of funds or pass through of credits to customers related to the purchase contracts. On December 16, 2010, the IFA filed a Petition seeking approval of the purchase contract and the management agreement. The IURC held a Prehearing Conference on January 27, 2011, in which a procedural schedule was established. Hearings in this proceeding will occur in early May, 2011 and based upon the schedule it is anticipated that an order will be issued later in 2011.
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
On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction replaced Columbia of Ohio’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio will conduct two consecutive one-year long standard service offer auction periods starting April 1, 2010 and April 1, 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per Mcf. On February 24, 2010 the PUCO issued an entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process. On February 8, 2011, Columbia of Ohio held its second standard service offer auction which resulted in a retail price adjustment of $1.88 per Mcf. On February 9, 2011, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment to become effective April 1, 2011.

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
Comparability of Gas Distribution Operations line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Increases in the expenses that are the subject of trackers, result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income results.
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
Gas Transmission and Storage Operations Regulatory Matters
Majorsville, PA Project. The Gas Transmission and Storage Operations segment executed three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Fully contracted, the pipeline and compression assets allow Gas Transmission and Storage Operations to gather and deliver more than 325,000 Dth per day of Marcellus production gas to the Majorsville MarkWest Liberty processing plants developed by MarkWest Liberty Midstream & Resources L.L.C.
In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plants to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This third project is expected to go in service in the first quarter 2011.
Columbia Gulf Rate Case. On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposes a revenue increase of approximately $50 million to cover increases in the cost of services, which includes adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
In response to changing natural gas markets, Columbia Gulf also proposes, on a prospective basis, a new rate design to establish a single maximum recourse transportation rate for transportation anywhere on its system under a single contract and a single nomination system. In addition to the rate adjustment and revised rate design, a number of tariff changes are proposed within the filing. These revisions will update the Columbia Gulf tariff to be consistent with industry practices and allow greater flexibility of service. On November 30, 2010, the FERC issued an order allowing new rates to become effective by May 2011, subject to refund.
Electric Operations Regulatory Matters
Significant Rate Developments. On June 27, 2008, Northern Indiana filed a petition for new electric base rates and charges. The filing requested an increase in base rates calculated to produce additional gross margin of $85.7 million when compared to a normalized test year ended December 31, 2007. On August 25, 2010, the IURC issued an order authorizing electric rates to reflect investments in reliability, environmental technology and other infrastructure improvements.
Upon review of the order, NiSource has concluded that the overall impact is in line with the company’s expected outcome for the case and its financial outlook. The IURC approved a rate base of $2,639.0 million and an overall rate of return of 7.29%, which results in an allowed net operating income of $192.4 million. In conjunction with approved expenses, the rate order approves rates designed to produce a margin of $899.0 million based on 2007 test year volumes. The approved rate base includes the Sugar Creek Generating Station. Among other findings, the IURC also approved revised depreciation accrual rates for electric and common plant, amortization of deferrals, and two new tracking mechanisms, a Resource Adequacy Tracker and Regional Transmission Organization Tracker (RTO). The IURC also found that Northern Indiana, before declaring or paying any dividends to NiSource must provide the IURC notice at least 20 business days prior.
Consistent with Northern Indiana’s proposal, the IURC also approved a rate base that excludes Dean H. Mitchell Generating Station and Michigan City Generating Station Units 2 and 3. In accordance with ASC 980 (FAS 90, Regulated Enterprises—Accounting for Abandonments and Disallowance of Plant Costs), Northern Indiana retired the Dean H. Mitchell Generating Station and Michigan City Generating Station Units 2 and 3 during the third quarter of 2010 as the plant is no longer used and useful. As a result of the order, construction work in progress, materials and supplies and base coal of $0.6 million, $2.9 million and $0.8 million, respectively were expensed during the third quarter as there were no remaining future economic benefits associated with these assets.
As part of the order, the IURC required Northern Indiana to file a compliance filing that includes updated tariffs for approval within 30 days, and Northern Indiana made such filing on September 14, 2010. New rates cannot be implemented until the IURC approves the filed tariff, and the IURC outlined a process that allows the parties an opportunity to contest the compliance filing, and various parties have filed such contests. The IURC held a procedural attorney’s conference regarding the compliance filing on October 8, 2010. Several parties have also filed an appeal of the IURC order to the Indiana Court of Appeals. After receipt of the prehearing conference order in Northern Indiana’s November 19, 2010 rate case filing (discussed below), Northern Indiana, along with the OUCC, the City of Hammond, and LaPorte County, filed a motion to vacate the compliance filing procedural schedule and hold it in abeyance to permit parties to focus on the 2010 electric rate case filing. If granted, rates and tariffs filed in compliance with the order would not go into effect. The motion is pending.
Northern Indiana filed a petition for reconsideration with the IURC on September 14, 2010 to clarify that the effective date of certain aspects of the case including the new depreciation rates, commencement of amortization of deferred balances and discontinuance of further regulatory deferrals and the $55.0 million bill credit should coincide with the IURC’s approval of new customer rates. On October 22, 2010, the IURC issued a docket entry clarifying that this interpretation is correct.
On November 19, 2010, Northern Indiana filed a petition for new electric base rates and charges. The filing requests an increase in base rates calculated to produce additional gross revenue of $75.7 million when compared to a normalized test year ended June 30, 2010. This is calculated to provide the opportunity to earn a return of 7.70% on net original cost rate base of $2,706 million. If approved, the rates from this new petition would replace any

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
other existing rates, including those that may be approved by effect of the August 25, 2010 rate order. The proposed rates would ease bill impacts on residential customers, while still allowing Northern Indiana to continue investing in service, reliability and infrastructure improvements. Northern Indiana filed the proceeding under the IURC’s minimum standard filing requirements prescribing timeframes for issuance of an order if required information is supplied as part of the rate case filing. The IURC held its prehearing conference on December 17, 2010 and issued a prehearing conference order on January 5, 2011. The parties agreed to and the IURC ordered a procedural schedule that includes a bifurcated hearing. The evidentiary hearing on Northern Indiana’s case-in-chief is scheduled for the week of February 28, 2011, and the evidentiary hearing for the remainder of the case is scheduled for the weeks of July 11, 2011 and July 25, 2011. The case is scheduled to be fully briefed by September 30, 2011 and an Order is anticipated by the end of 2011 with the implementation of new rates anticipated in the first quarter of 2012.
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and carrying costs associated with the $330 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO. The Sugar Creek investment was included in the rate base as part of the IURC’s August 25, 2010 rate order. Northern Indiana will continue to defer depreciation expenses and carrying costs associated with the $330.0 million Sugar Creek investment until the IURC approves new customer rates. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The IURC also approved a five year amortization of balances that were deferred as of December 31, 2009 and such amortization will commence with the IURC’s approval of new customer rates.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC approves new customer rates. Credits amounting to $60.5 million, $56.1 million and $53.9 million were recognized for electric customers for 2010, 2009 and 2008, respectively.
On December 9, 2009, the IURC issued an order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Under the order, Northern Indiana and other jurisdictional electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. In compliance with the December 9, 2009 Order, on March 16, 2010 Northern Indiana filed a proposal for a mechanism to recover the costs associated with these energy efficiency programs, including lost revenue. On June 17, 2010, Northern Indiana filed for approval of its energy efficiency programs, recovery of program costs and lost revenue, and its proposed performance incentive level and methodology.
MISO.   As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. Northern Indiana proposed recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the IURC’s approval of new customer rates in this case. During 2010, MISO costs of $10.2 million were deferred, while $3.5 million were deferred in 2009. As of December 31, 2010, Northern Indiana had deferred a total of $36.6 million of MISO costs. In the rate order issued on August 25, 2010, the IURC approved an RTO tracker for recovery of MISO non-fuel costs and revenues and off-system sales sharing and ordered that purchased power costs and fuel-related MISO charge types

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
be recovered in the FAC. The IURC also approved a purchase capacity tracker referred to as the Resource Adequacy Tracker. Neither tracker will be implemented until the IURC approves new customer rates.
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
MISO and PJM Interconnection undertook a joint effort in April and May 2009 to identify a source of unaccounted flows on several coordinated flowgates. The analysis found that certain PJM Interconnection generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM Interconnection’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM Interconnection market flows on congested flowgates would have resulted in higher payments to MISO by PJM Interconnection during market to market coordination since April 1, 2005. The model was fixed on June 18, 2009. On January 4, 2011, the Midwest ISO and PJM Interconnection jointly filed a settlement agreement, which is pending FERC approval, to resolve the disputed market-to market transactions that occurred prior to June, 2009. The settlement agreement provides for a review of existing procedures for implementing the joint operating agreement, a process for reviewing future changes to implementation procedures, and enhanced access to each party’s data. In addition, there was a release and discharge of all claims by any market participant related to the joint operating agreement for all events that occurred prior to the filing of the January 4, 2011 settlement agreement.
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
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated. During 2010 and 2009, the amount of purchased power costs exceeding the benchmark amounted to $0.4 million and $1.0 million, respectively, which was recognized as a net reduction of revenues. In the rate order issued on August 25, 2010, the IURC approved the continued use of a purchased power benchmark that is consistent with the IPL and Vectren South methodologies and includes a modification that may reduce the purchased power volumes subject to the benchmark.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP and CAIR and CAMR compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. The IURC approved the continued use of the ECRM and the EERM trackers in the August 25, 2010 rate order and Northern Indiana has requested similar treatment in the November 19, 2010 filing. When the IURC approves new customer rates, the cost relating to environmental projects that were in service as of the filed test year will be recovered through base rates and will no longer be tracked through the ECRM and EERM.
The IURC has authorized Northern Indiana to recover costs relating to qualified pollution control projects estimated to cost $514 million, which includes new projects at the R.M. Schahfer Generating Station approved by the IURC’s December 29, 2010 Order. On February 4, 2011 Northern Indiana filed ECR-17 and EER-8, which included $281 million (capital expenditure net of accumulated depreciation) of such capital costs and operating and maintenance expenses of $27 million for the year ended December 31, 2010. In the first quarter of 2011, Northern Indiana anticipates it will file a petition with the IURC for a certificate of public convenience and necessity for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011.
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
NiSource has elected not to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the right to return cash collateral within current liabilities on the Consolidated Balance Sheets.
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
Northern Indiana, Columbia of Pennsylvania and Columbia of Virginia offer a fixed price program as an alternative to the standard GCR mechanism. These services provide customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts have been accounted for as cash flow hedges while some contracts are not. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs where delivery of the commodity is probable to occur.
Northern Indiana also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows Northern Indiana customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options have

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
been used to secure forward gas prices. The accounting treatment elected for these contracts is varied whereby certain of these contracts have been accounted for as cash flow hedges while some contracts are not. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs where delivery of the commodity is probable to occur.
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
Columbia of Kentucky, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Maryland enter into contracts that allow counterparties the option to sell gas to them at first of the month prices for a particular month of delivery. These Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability based on the regulatory customer sharing mechanisms in place, with the remaining changes in fair value recognized currently in earnings.
As part of the MISO Day 2 initiative, Northern Indiana was allocated or has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and are not accounted for as a hedge, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction. ARRs are not derivatives and are convertible to FTRs. Northern Indiana purchased FTRs in the second quarter of 2009 and 2010 for a 12 month period starting June 1 for each respective year.
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas derivatives are utilized to hedge expected future gas purchases and sales. Prior to the decision to wind down this business in the second quarter of 2009, the financial derivatives associated with commercial and industrial gas sales were accounted for as cash flow hedges. NiSource also has corresponding forward physical sales contracts of natural gas with customers. These forward physical sales contracts are derivatives that have generally qualified for the normal purchase and normal sales exception, which NiSource had elected prior to the decision to wind down the business in 2009. As a result of the decision to wind down the business, certain forecasted transactions were no longer probable to occur, which triggered the mark-to-market treatment of certain forward sales contracts that were previously exempt under the normal purchase and normal sale exception. In addition, the mark-to-market gains and losses deferred in accumulated other comprehensive income (loss) related to certain financial derivatives accounted for as a cash flow hedge were recognized in income. NiSource established a reserve of $6.4 million and $9.2 million against certain derivatives as of December 31, 2010 and December 31, 2009, respectively. This amount represents reserves related to the creditworthiness of certain customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. Refer to Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale,” in the Notes to Consolidated Financial Statements for additional information. The physical sales contracts marked-to-market had a fair value of approximately $154.4 million at December 31, 2010 and $126.9 million at December 31, 2009, while the financial derivative contracts marked-to-market had a fair value loss of $137.5 million at December 31, 2010, and $114.6 million at December 31, 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Commodity price risk program derivative contracted gross volumes are as follows:

	December 31, 2010	December 31, 2009

Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	28.4	26.4
Price Protection Service program derivatives (MMDth)	1.6	1.6
DependaBill program derivatives (MMDth)	0.4	0.6
Regulatory incentive program derivatives (MMDth)	2.0	0.9
Gas marketing program derivatives (MMDth)(a)	48.2	74.7
Gas marketing forward physical derivatives (MMDth)(b)	48.0	79.6
Electric energy program FTR derivatives (mw)	8,279.1	1,343.7

(a)     Basis contract volumes not included in the above table were 42.0 MMDth and 82.3 MMDth as of December 31, 2010 and December 31, 2009, respectively.
(b)     Basis contract volumes not included in the above table were 52.1 MMDth and 85.4 MMDth as of December 31, 2010 and December 31, 2009, respectively.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of December 31, 2010, NiSource had $7.4 billion of outstanding debt, of which $500.0 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness from prior years.
On May 12, 2004, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance received payments based upon a fixed 7.875% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 3.08% per annum. There was no exchange of premium at the initial date of the swaps. On September 15, 2008, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers having a notional amount of $110 million. NiSource Finance elected to terminate the swap when Lehman Holdings Inc., guarantor under the applicable International Swaps and Derivatives Association agreement, filed for Chapter 11 bankruptcy protection on September 14, 2008, which constituted an event of default under the swap agreement between NiSource Finance and Lehman Brothers Special Financing Inc. The mark-to-market close-out value of this swap at the September 15, 2008 termination date was determined to be $4.8 million and was fully reserved in the third quarter of 2008. The termination of this swap did not impact NiSource’s ability to assert hedge accounting for its remaining fixed-to-variable interest rate swap agreements. On November 15, 2010, the term of the remaining $550.0 million of interest rate swaps expired, and the swaps were terminated.
On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an 11-year term. NiSource Finance receives payments based upon a fixed 5.40% interest rate and pays a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on July 15, 2013.
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of December 31, 2010, accumulated other comprehensive loss includes

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
$12.9 million related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.
As of December 31, 2010, NiSource holds a 47.5% interest in Millennium. During 2008, Millennium entered into various interest rate swap agreements in order to protect against the risk of increasing interest rates. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee and cash settled the interest rate hedges. These interest rate hedges were primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss of $21.1 million, net of tax, related to these terminated interest rate swaps is being amortized into earnings using the effective interest method through interest expense as interest payments are made by Millennium.
NiSource’s location and fair value of derivative instruments on the Consolidated Balance Sheets were:

Asset Derivatives (in millions)	December 31, 2010	December 31, 2009
Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$-	$-
Price risk management assets (noncurrent)	61.1	68.2

Total derivatives designated as hedging instruments	$61.1	$68.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$159.5	$173.3
Price risk management assets (noncurrent)	179.2	169.4

Total derivatives not designated as hedging instruments	$338.7	$342.7

Total Asset Derivatives	$399.8	$410.9

Liability Derivatives (in millions)	December 31, 2010	December 31, 2009
Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$1.0	$1.0
Price risk management liabilities (noncurrent)	0.2	0.5

Total derivatives designated as hedging instruments	$1.2	$1.5

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$172.9	$189.1
Price risk management liabilities (noncurrent)	181.4	169.7

Total derivatives not designated as hedging instruments	$354.3	$358.8

Total Liability Derivatives	$355.5	$360.3

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
The effect of derivative instruments on the Statements of Consolidated Income were:
Derivatives in Cash Flow Hedging Relationships
Twelve Months Ended, (in millions)

	Amount of Gain
	Recognized in OCI on
	Derivative (Effective Portion)
Derivatives in Cash Flow
Hedging Relationships	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008

Commodity price risk programs	$0.1	$117.3	$(148.9)
Interest rate risk activities	1.5	1.5	1.5

Total	$1.6	$118.8	$(147.4)

	Amount of Gain (Loss)
	Reclassified from AOCI into
Location of Gain (Loss)	Income (Effective Portion)
Reclassified from AOCI
into Income (Effective Portion)	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008

Cost of sales	$1.2	$(89.4)	$16.7
Interest expense, net	(2.6)	-	-

Total	$(1.4)	$(89.4)	$16.7

Twelve Months Ended, (in millions)
		Amount of Gain (Loss)
		Recognized in Income
	Location of Gain (Loss)	of Derivative (Ineffective
	Recognized in Income	Portion and Amount Excluded
	on Derivative (Ineffective	from Effectiveness Testing)
Derivatives in Cash Flow	Portion and Amount Excluded	Dec. 31,	Dec. 31,	Dec. 31,
Hedging Relationships	from Effectiveness Testing)	2010	2009	2008

Commodity price risk programs	Cost of Sales	$-	$-	$-
Interest rate risk activities	Interest expense, net	-	-	(0.3)

Total		$-	$-	$(0.3)

It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.8 million of loss, net of taxes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Derivatives in Fair Value Hedging Relationships

Twelve Months Ended, (in millions)
	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
Derivatives in Fair Value	Recognized in Income	in Income on Derivatives
Hedging Relationships	on Derivatives	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008

Interest rate risk activities	Interest expense, net	$(8.7)	$(29.5)	$80.5

Total		$(8.7)	$(29.5)	$80.5

Twelve Months Ended, (in millions)
	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on
Hedged Item in Fair Value	Recognized in Income on	Related Hedged Items
Hedge Relationships	Related Hedged Item	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008

Interest rate risk activities	Interest expense, net	$8.7	$29.5	$(80.5)

Total		$8.7	$29.5	$(80.5)

Derivatives not designated as hedging instruments

Twelve Months Ended, (in millions)
		Amount of Realized/Unrealized
		Gain (Loss) Recognized in
	Location of Gain (Loss)	Income on Derivatives *
Derivatives Not Designated as	Recognized in Income	Dec. 31,	Dec. 31,	Dec. 31,
Hedging Instruments	on Derivatives	2010	2009	2008

Commodity price risk programs	Gas Distribution revenues	$(55.6)	$(61.7)	$(32.0)
Commodity price risk programs	Other revenues	115.3	172.0	-
Commodity price risk programs	Cost of Sales	(95.4)	70.5	0.3

Total		$(35.7)	$180.8	$(31.7)

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $36.7 million, $64.4 million, and $31.4 million for 2010, 2009 and 2008, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods up to twelve months per regulatory order.
During the second quarter of 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive income (loss) to Cost of Sales due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell. No additional reclassifications from accumulated other comprehensive income (loss) to Cost of Sales due to the probability that certain forecasted transactions would not occur were recorded during 2010 or 2008.
NiSource’s derivative instruments measured at fair value as of December 31, 2010 and 2009 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. As of December 31, 2010, the collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $0.1 million. In addition to agreements with ratings triggers, there are some

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $198.3 million and $173.2 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, respectively.
10.          Variable Interest Entities and Equity Investments
A.            Variable Interest Entities.
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
At December 31, 2010, consistent with prior periods, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. Based on the newly adopted guidance on the consolidation of variable interest entities, these investments met the definition of a VIE. As of December 31, 2010, NiSource is a 99% limited partner with a net investment of approximately $0.3 million. Consistent with prior periods, NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low income housing properties. At December 31, 2010, gross assets of the low income housing real estate investments in continuing operations were $28.4 million. Current and non-current assets were $0.8 million and $27.6 million, respectively. As of December 31, 2010, NiSource recorded long-term debt of approximately $10.9 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.4 million of the assets are restricted to settle the obligations of the entity.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period. Northern Indiana has made an

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, Northern Indiana had not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if Northern Indiana is the primary beneficiary. Northern Indiana will continue to request the information required to determine whether Pure Air is a VIE.
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
The following is a list of NiSource’s equity investments at December 31, 2010:

		% of Voting Power
Investee	Type of Investment	or Interest Held

The Wellingshire Joint Venture	General Partnership	50.0
Hardy Storage Company, L.L.C.	LLC Membership	50.0
Millennium Pipeline Company, L.L.C.	LLC Membership	47.5
House Investments I - Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	7.9
House Investments II - Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	4.3
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.2
Nth Power Technologies Fund II-A, L.P.	Limited Partnership	4.2
Nth Power Technologies Fund IV, L.P.	Limited Partnership	1.8

On August 27, 2008, NiSource Development Company sold its interest in JOF Transportation Company to Lehigh Service Corporation for a pre-tax gain of $16.7 million included within “Other, net” on the Statements of Consolidated income. JOF Transportation Company held a 40% interest in Chicago South Shore & South Bend Railroad Co. and a 40% interest in Indiana Illinois Development Company, LLC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
As the Millennium and Hardy Storage investments are considered integral to the Gas Transmission and Storage Operations business, the following table contains condensed summary financial data. These investments are accounted for under the equity method of accounting and, therefore, are not consolidated into NiSource’s Consolidated Balance Sheets and Statements of Consolidated Income. These investments are recorded within Unconsolidated Affiliates on the Consolidated Balance Sheets and Equity Earnings in Unconsolidated Affiliates on the Statements of Consolidated Income.
Given the immaterial nature of the other equity investments, a condensed summary of financial data was not determined to be necessary.

Year Ended December 31, (in millions)	2010	2009	2008

Millennium Pipeline
Statement of Income Data:
Net Revenues	$103.9	$99.4	$3.1
Operating Income	55.9	50.1	2.0
Net Income	22.1	25.5	16.9
Balance Sheet Data:
Total Assets	1,060.6	1,096.1	1,043.0
Total Liabilities	725.5	867.9	971.5
Total Members’ Equity	335.1	228.2	71.5

Hardy Storage
Statement of Income Data:
Net Revenues	$23.9	$23.3	$23.6
Operating Income	16.2	15.2	15.4
Net Income	9.0	7.9	8.6
Balance Sheet Data:
Total Assets	184.8	206.7	213.4
Total Liabilities	124.1	129.2	146.0
Total Members’ Equity	60.7	77.5	67.4

Equity in the retained earnings of Millennium and Hardy Storage at December 31, 2010 was $27.9 million and $5.6 million, respectively. Contributions to equity investees were $87.9 million, $26.4 million, and $39.2 million for 2010, 2009 and 2008, respectively. The increase in 2010 was the result of cash required for Millennium’s refinancing. Millennium returned $23.8 million of capital to Columbia Transmission during 2010. No distributions were made during the same period last year. Hardy Storage distributed $12.9 million of earnings to each of its partners during 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
11.          Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2010	2009	2008

Income Taxes
Current
Federal	$(61.8)	$(197.0)	$31.5
State	3.2	(15.9)	16.6

Total Current	(58.6)	(212.9)	48.1

Deferred
Federal	188.6	332.5	167.8
State	17.4	52.2	(22.7)

Total Deferred	206.0	384.7	145.1

Deferred Investment Credits	(5.9)	(6.5)	(7.3)

Provision recorded as change in uncertain tax benefits	-	-	(0.1)

Provision recorded as change in accrued interest	-	-	0.2

Income Taxes from Continuing Operations	$141.5	$165.3	$186.0

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2010		2009		2008

Book income from Continuing Operations before income taxes	$436.1		$395.8		$556.6
Tax expense at statutory federal income tax rate	152.6	35.0%	138.6	35.0%	194.8	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	13.3	3.0	23.6	6.0	(4.0)	(0.7)
Regulatory treatment of depreciation differences	(16.2)	(3.7)	5.6	1.4	6.9	1.2
Amortization of deferred investment tax credits	(5.9)	(1.4)	(6.5)	(1.6)	(7.3)	(1.3)
Nondeductible expenses	1.8	0.4	7.2	1.8	1.9	0.3
Employee Stock Ownership Plan Dividends	(2.9)	(0.7)	(2.2)	(0.6)	(2.0)	(0.4)
Regulatory treatment of AFUDC-Equity	(1.9)	(0.4)	(1.9)	(0.5)	(5.1)	(0.9)
Section 199 Electric Production Deduction	-	-	(1.2)	(0.3)	(1.8)	(0.3)
Tax accrual adjustments and other, net	0.7	0.2	2.1	0.6	2.6	0.5

Income Taxes from Continuing Operations	$141.5	32.4%	$165.3	41.8%	$186.0	33.4%

The effective income tax rates were 32.4%, 41.8% and 33.4% in 2010, 2009 and 2008, respectively. The 9.4% decrease in the overall effective tax rate in 2010 versus 2009 was primarily the result of 2010 rate settlements allowing the flow through of certain tax benefits in rates. In 2009, the company recorded in its tax provision the impact of certain nondeductible expenses, which increased tax expense $5.3 million, additional deferred income tax expense of $9.7 million related primarily to state income tax apportionment changes, and a reduction in AFUDC-Equity that increased tax expense by $3.2 million. In 2008, the effective tax rate was reduced by $14.9 million for the change in Massachusetts state taxes discussed below.
In the fourth quarter of 2010, NiSource received permission from the Internal Revenue Service to change its method of accounting for capitalized overhead costs under Section 263A of the Internal Revenue Code. The change is effective for the 2009 tax year. The company recorded a net long-term receivable of $31.5 million, net of uncertain

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
tax positions, in the fourth quarter of 2010 to reflect this change. There was no material impact on the effective tax rate as a result of this method change.
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
During the third quarter of 2009, NiSource received permission from the IRS to change its tax method of capitalizing certain costs which it applied on a prospective basis to the federal and state income tax returns filed for its 2008 tax year. As a result of the new tax accounting method, NiSource recorded federal and state income tax receivables of $295.7 million. Refunds of $263.5 million were received in October 2009, with additional refunds of $25.3 million received in December 2009 and January and February 2010. The balance of the refunds was received during 2010. The tax loss for the 2008 tax year resulted in $1.2 million of additional federal income tax expense due to the elimination of Section 199 deductions. The impact of certain state’s restrictions on loss carrybacks and carryforwards resulted in a net charge to state income tax expense of $5.5 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2010	2009

Deferred tax liabilities
Accelerated depreciation and other property differences	$2,671.0	$2,494.5
Unrecovered gas and fuel costs	59.5	10.5
Other regulatory assets	939.3	762.5
Premiums and discounts associated with long-term debt	14.2	15.1

Total Deferred Tax Liabilities	3,684.0	3,282.6

Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(123.1)	(132.3)
Cost of removal	(503.3)	(528.6)
Pension and other postretirement/postemployment benefits	(535.2)	(465.9)
Environmental liabilities	(24.4)	(28.0)
Net operating loss carryforward	(121.6)	(22.7)
Other accrued liabilities	(80.5)	(97.1)
Other, net	(49.1)	(6.7)

Total Deferred Tax Assets	(1,437.2)	(1,281.3)

Net Deferred Tax Liabilities less Deferred Tax Assets	2,246.8	2,001.3

Less: Deferred income taxes related to current assets and liabilities	37.1	(16.9)

Non-Current Deferred Tax Liability	$2,209.7	$2,018.2

State income tax net operating loss benefits were $36.2 million and $22.7 million as of December 31, 2010 and December 31, 2009, respectively. NiSource anticipates it is more likely than not that it will realize $35.2 million and $21.3 million of these benefits as of December 31, 2010 and December 31, 2009, respectively, prior to their expiration. As such, a valuation allowance has been recorded of $1.0 million and $1.4 million as of December 31, 2010 and December 31, 2009, respectively. The remaining net operating loss carryforward represents a Federal carryforward of $85.4 million that will expire in 2030. The state amounts are primarily for Indiana, Pennsylvania, West Virginia and Kentucky. The loss carryforward periods expire in various tax years from 2023 through 2030.
The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

(in millions)	2010	2009

Beginning net accumulated deferred tax liability per above table	$2,001.3	$1,435.0
Deferred income tax expense for the period	206.0	384.7
Change in tax effects of income tax related regulatory assets and liabilities	27.1	0.1
Deferred taxes recorded to other comprehensive income/(loss)	(7.0)	83.1
Deferred taxes transferred to taxes accrued and other charges	19.4	98.4

Ending net accumulated deferred tax liability per above table	$2,246.8	$2,001.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Reconciliation of Unrecognized Tax Benefits (in millions)	2010	2009	2008

Unrecognized Tax Benefits - Opening Balance	$117.7	$3.5	$3.7
Gross increases - tax positions in prior period	1.2	-	-
Gross decreases - tax positions in prior period	(8.2)	(0.2)	(0.2)
Gross increases - current period tax positions	18.5	114.4	-
Settlements	-	-	-
Lapse of statute of limitations	-	-	-

Unrecognized Tax Benefits - Ending Balance	$129.2	$117.7	$3.5

Offset for outstanding IRS refunds	(114.2)	(105.4)	-
Offset for state net operating loss carryforwards	(17.2)	(15.6)	-

Balance - Net of Refunds and NOL Carryforwards	$(2.2)	$(3.3)	$3.5

As discussed above, NiSource was granted permission to change its tax method of accounting for capitalizing certain costs and has taken certain positions related to this change in its 2008 income tax return. NiSource’s determination of what constitutes a capital cost versus ordinary expense will be reviewed upon audit by the IRS and may be subject to subsequent adjustment. As such, the status of this tax return position is uncertain at this time. During 2009, NiSource added $114.4 million to its liability for unrecognized tax benefits for uncertain tax positions related to this issue. In 2010, NiSource received permission to change its method of accounting for capitalizing overhead costs. This method change will be subject to audit as well. The company recorded an unrecognized tax benefit related to this uncertain tax position of $17.6 million in 2010.
Offsetting the liability for unrecognized tax benefits are $131.4 million of related outstanding tax receivables and state net operating loss carryforwards resulting in a net balance of $2.2 million, related to the tax method change issues. NiSource anticipates it will settle the entire tax position, including interest, at the completion of the IRS audit of the 2008 and 2009 returns.
Except as discussed above, there have been no other material changes in 2010 to NiSource’s uncertain tax positions recorded as of December 31, 2009.
The total amount of unrecognized tax benefits at December 31, 2010, 2009 and 2008 that, if recognized, would affect the effective tax rate is $3.9 million, $2.9 million and $3.5 million, respectively. As of December 31, 2009, NiSource did not anticipate any significant changes to its liability for unrecognized tax benefits over the twelve months ended December 31, 2010, and NiSource does not anticipate any significant changes to its December 31, 2010 liability for unrecognized tax benefits over the twelve months ended December 31, 2011.
NiSource recognizes accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities, and tax penalties in income tax expense. With respect to its unrecognized tax benefits, NiSource recorded $0.1 million, $0.1 million and $0.2 million in interest expense in the Statement of Consolidated Income for the periods ended December 31, 2010, 2009 and 2008, respectively. For the periods ended December 31, 2010 and December 31, 2009, NiSource reported $0.8 million and $0.7 million, respectively, of accrued interest payable on unrecognized tax benefits on its Consolidated Balance Sheets. There were no accruals for penalties recorded in the Statement of Consolidated Income for the periods ended December 31, 2010, December 31, 2009 and December 31, 2008 and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009.
NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, Louisiana, Mississippi, Maryland, Tennessee, New Jersey and New York.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. As of December 31, 2010, tax years through 2004 have been audited and are closed to further assessment. The audit of tax years 2005, 2006 and 2007 began on December 2, 2009. The statute of limitations for tax years 2005, 2006 and 2007 has been extended to June 30, 2012.
The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. As of December 31, 2010, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.
12.          Pension and Other Postretirement Benefits
NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that cover the majority of its employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Pension Plan and Postretirement Plan Asset Mix at December 31, 2010 and December 31, 2009:

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2010	Assets	12/31/2010
	Asset	% of Total	Asset	% of Total
Asset Class	Value	Assets	Value	Assets

Domestic Equities	$730.5	38.5%	$148.8	45.5%
International Equities	416.3	21.9%	66.1	20.2%
Fixed Income	543.1	28.6%	110.0	33.7%
Real Estate/Alternative Investments	200.0	10.5%	-	-
Cash/Other	10.1	0.5%	1.9	0.6%

Total	$1,900.0	100.0%	$326.8	100.0%

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2009	Assets	12/31/2009
	Asset	% of Total	Asset	% of Total
Asset Class	Value	Assets	Value	Assets

Domestic Equities	$653.6	38.9%	$155.1	54.1%
International Equities	326.6	19.4%	41.0	14.3%
Fixed Income	510.7	30.4%	88.4	30.9%
Real Estate/Alternative Investments	169.8	10.1%	-	-
Cash/Other	20.8	1.2%	2.0	0.7%

Total	$1,681.5	100.0%	$286.5	100.0%

The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Benefits Committee. Alternative investments consist primarily of private equity and hedge fund investments. As of December 31, 2010, $555.3 million of defined benefit pension assets and $22.1 million of other postretirement benefit assets included in international equities, domestic equities or fixed income asset classes in the table above would be considered alternative investments, as that term is defined by the AICPA, in addition to those investments in the alternative investments asset class. As of December 31, 2009, $409.9 million of defined benefit pension assets and $24.5 million of other postretirement benefit assets included in international equities or fixed income asset classes in the table above would be considered alternative investments. Alternative investments are defined in the AICPA practice aid on audit considerations for alternative investments as investments not listed on national exchanges or over-the-counter markets, or for which quoted market prices are not available from sources such as financial publications or the exchanges.
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
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the Master Trust and OPEB investment assets at fair value as of December 31, 2010 and 2009. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Total Master Trust

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
investment assets at fair value classified within Level 3 were $314.1 million and $287.7 million as of December 31, 2010 and December 31, 2009, respectively. Such amounts were approximately 14% and 15% of the Master Trust’s total investments as reported on the statement of net assets available for benefits at fair value as of December 31, 2010 and December 31, 2009, respectively.
Investments with maturities of three months or less when purchased are considered cash equivalents and are normally included in the fair value measurements hierarchy as Level 1. Equity securities, mutual funds, and U.S. treasuries whose prices are obtained from quoted prices in active markets are also classified as Level 1. In cases where equity securities are not actively traded, they are reflected as Level 2 or Level 3 depending on the specific security and how active the market is for the respective security. The fair values of most fixed income securities are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are generally categorized as Level 2. Commingled funds are maintained by investment companies that hold certain investments in accordance with a stated set of fund objectives, and the values of the majority of these commingled funds are not publicly quoted and must trade through a broker. Commingled funds that hold underlying investments that have prices which are derived from the quoted prices in active markets are classified as Level 2. Commingled funds that hold underlying investments that have prices which are not derived from the quoted prices in active markets are classified as Level 3. These investments are often valued by investment managers on a periodic basis using pricing models that use market, income, and cost valuation methods. In addition, NiSource’s investment in hedge funds, private equity partnerships, and real estate assets are also valued by investment managers on a periodic basis using pricing models that use market, income, and cost valuation methods and are classified as Level 3.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Fair Value Measurements at December 31, 2010:

		Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable	Unobservable
(in millions)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Pension plan assets:
Cash	$9.2	$9.2	$-	$-
Equity securities
U.S. equities	627.0	626.9	-	0.1
International equities	141.3	140.6	0.7	-
Fixed income securities
Government	85.3	46.5	38.2	0.6
Corporate	132.2	-	131.8	0.4
Mortgages/Asset backed securities	111.4	-	110.9	0.5
Other fixed income	4.1	0.2	3.4	0.5
Commingled funds
Short-term money markets	50.5	-	50.5	-
U.S. equities	65.1	-	65.1	-
International equities	261.4	-	261.4	-
Fixed income	228.8		117.4	111.4
Hedge fund of funds
Multi-strategy (a)	49.0	-	-	49.0
Equities-market neutral (b)	31.5	-	-	31.5
Private equity limited partnerships
U.S. multi-strategy (c)	58.8	-	-	58.8
International multi-strategy (d)	36.2	-	-	36.2
Distressed opportunities	9.3	-	-	9.3
Real estate	15.8	-	-	15.8

Pension plan assets subtotal	1,916.9	823.4	779.4	314.1

Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	1.9	-	1.9	-
U.S. equities	22.2	-	22.2	-
Mutual funds
U.S. equities	126.7	126.7	-	-
International equities	66.1	66.1	-	-
Fixed income	109.9	109.9	-	-

Other postretirement benefit plan assets subtotal	326.8	302.7	24.1	-

Due to brokers, net (a)	(20.2)
Accrued investment income/dividends	4.0
Receivables/payables	(0.7)

Total pension and other post- retirement benefit plan assets	$2,226.8	$1,126.1	$803.5	$314.1

(a) This class includes hedge fund of funds that invest in a diverse portfolio of strategies including relative value, event driven and long/short equities.
(b) This class includes hedge fund of funds that invest in long/short equities, which in total maintain a relatively net market neutral position.
(c) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily inside the Unites States.
(d) This class includes limited partnerships/fund of funds that invest in diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily outside the United States.
(e) This class represents pending trades with brokers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2010:

		Total gains or			Transfers
	Balance at	losses (unrealized			into/(out of)	Balance at
	January 1, 2010	/ realized)	Purchases	(Sales)	level 3	December 31, 2010

Equity securities
U.S. equities	$-	$0.2	$-	$-	$(0.1)	$0.1
Fixed income securities
Government	1.2	-	-	(0.6)	-	0.6
Corporate	2.7	0.5	-	(1.0)	(1.8)	0.4
Mortgages/Asset backed securities	1.2	(0.6)	0.5	(0.3)	(0.3)	0.5
Other fixed income	1.6	0.1	0.8	(2.0)	-	0.5
Commingled funds
Fixed income	111.8	10.6	-	(11.0)	-	111.4
Hedge fund of funds
Multi-strategy	34.9	4.1	10.0	-	-	49.0
Equities-market neutral	33.3	(1.8)	-	-	-	31.5
Private equity limited partnerships
U.S. multi-strategy	56.5	(0.7)	13.3	(10.3)	-	58.8
International multi-strategy	27.3	3.2	6.4	(0.7)	-	36.2
Distressed opportunities	8.3	(0.9)	4.0	(2.1)	-	9.3
Real estate	8.9	0.4	7.7	(1.2)	-	15.8

Total	$287.7	$15.1	$42.7	$(29.2)	$(2.2)	$314.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Fair Value Measurements at December 31, 2009:

		Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable	Unobservable
(in millions)	2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Pension plan assets:
Cash	$10.6	$10.6	$-	$-
Equity securities
U.S. equities	624.3	623.8	0.5	-
International equities	109.8	109.4	0.4	-
Fixed income securities
Government	62.6	-	61.4	1.2
Corporate	139.1	-	136.4	2.7
Mortgages/Asset backed securities	91.4	-	90.2	1.2
Other fixed income	6.5	(0.1)	5.0	1.6
Commingled funds
Short-term money markets	58.0	-	58.0	-
International equities	214.3	-	214.3	-
Fixed income	195.8	-	83.9	111.9
Hedge fund of funds
Multi-strategy (a)	34.9	-	-	34.9
Equities-market neutral (b)	33.3	-	-	33.3
Private equity limited partnerships
U.S. multi-strategy (c)	56.4	-	-	56.4
International multi-strategy (d)	27.3	-	-	27.3
Distressed opportunities	8.3	-	-	8.3
Real Estate	8.9	-	-	8.9

Pension plan assets subtotal	1,681.5	743.7	650.1	287.7

Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	2.1	-	2.1	-
U.S. equities	24.6	-	24.6	-
Mutual funds
U.S. equities	133.5	133.5	-	-
International equities	40.4	40.4	-	-
Fixed income	85.9	85.9	-	-

Other postretirement benefit plan assets subtotal	286.5	259.8	26.7	-

Total pension and other post-retirement benefit plan assets	$1,968.0	$1,003.5	$676.8	$287.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2009:

		Total gains or			Transfers
	Balance at	losses (unrealized			into/(out of)	Balance at
	January 1, 2009	/ realized)	Purchases	(Sales)	level 3	December 31, 2009

Equity securities
U.S. equities	$-	$(0.1)	$-	$-	$0.1	$-
Fixed income securities
Government	1.0	0.1	0.4	(0.1)	(0.2)	1.2
Corporate	6.2	(2.2)	2.2	(2.7)	(0.8)	2.7
Mortgages/Asset backed securities	5.1	0.4	0.3	(5.2)	0.6	1.2
Other fixed income	0.8	0.9	0.6	(0.7)	-	1.6
Commingled funds
Fixed income	106.0	30.8	-	(24.9)	-	111.9
Hedge fund of funds
Multi-strategy	29.0	5.9	-	-	-	34.9
Equities-market neutral	35.6	(2.2)	-	(0.1)	-	33.3
Private equity limited partnerships
U.S. multi-strategy	55.0	(4.9)	8.7	(2.4)	-	56.4
International multi-strategy	26.7	(3.5)	4.4	(0.3)	-	27.3
Distress opportunities	10.4	(1.8)	-	(0.3)	-	8.3
Real estate	6.9	(0.5)	2.5	-	-	8.9

Total	$282.7	$22.9	$19.1	$(36.7)	$(0.3)	$287.7

NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2010	2009	2010	2009

Change in projected benefit obligation (a)
Benefit obligation at beginning of year	$2,356.0	$2,153.0	$731.2	$713.6
Service cost	39.1	36.0	9.8	8.8
Interest cost	125.7	143.1	41.4	47.7
Plan participants’ contributions	-	-	6.3	5.6
Plan amendments	0.5	1.9	1.4	(33.3)
Actuarial loss (gain)	144.5	227.8	20.1	33.7
Benefits paid	(187.4)	(205.8)	(55.1)	(50.7)
Estimated benefits paid by incurred subsidy	-	-	0.9	5.8

Projected benefit obligation at end of year	$2,478.4	$2,356.0	$756.0	$731.2

Change in plan assets
Fair value of plan assets at beginning of year	$1,681.5	$1,440.5	$286.5	$210.8
Actual return on plan assets	244.1	343.9	39.1	60.0
Employer contributions	161.8	102.9	50.0	60.8
Plan participants’ contributions	-	-	6.3	5.6
Benefits paid	(187.4)	(205.8)	(55.1)	(50.7)

Fair value of plan assets at end of year	$1,900.0	$1,681.5	$326.8	$286.5

Funded Status at end of year	$(578.4)	$(674.5)	$(429.2)	$(444.7)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$-	$-	$32.9	$17.4
Current liabilities	(3.3)	(5.5)	(17.8)	(16.0)
Noncurrent liabilities	(575.1)	(669.0)	(444.3)	(446.1)

Net amount recognized at end of year (b)	$(578.4)	$(674.5)	$(429.2)	$(444.7)

Amounts recognized in accumulated other comprehensive income or regulatory asset/liability (c)
Unrecognized transition asset obligation	$-	$-	$2.9	$4.2
Unrecognized prior service cost	(6.0)	(4.3)	(4.4)	(4.6)
Unrecognized actuarial loss	871.4	886.3	140.2	142.0

	$865.4	$882.0	$138.7	$141.6

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
(c) NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $962.7 million and $1.9 million, respectively, as of December 31, 2010, and $980.7 million and $1.4 million, respectively, as of December 31, 2009 that would otherwise have been recorded to accumulated other comprehensive income (loss).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
NiSource’s accumulated benefit obligation for its pension plans was $2,429.5 million and $2,295.3 million as of December 31, 2010 and 2009, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
NiSource pension plans were underfunded by $578.4 million at December 31, 2010 compared to being underfunded at December 31, 2009 by $674.5 million. The improvement in funded status was due primarily to favorable returns on plan assets and employer contributions in 2010, partially offset by a decrease in discount rate from the prior measurement date. NiSource contributed $161.8 million and $102.9 million to its pension plans in 2010 and 2009, respectively.
NiSource’s funded status for its other postretirement benefit plans improved by $15.5 million to an underfunded status of $429.2 million due primarily to favorable asset returns and employer contributions, partially offset by a decrease in discount rate from the prior measurement date. NiSource contributed approximately $50.0 million and $60.8 million to its other postretirement benefit plans in 2010 and 2009, respectively. No amounts of NiSource’s pension or other postretirement plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2011.
A provision of the 2010 Health Care Act requires the elimination, effective January 1, 2011, of lifetime and restrictive annual benefit limits from certain active medical plans. The NiSource Consolidated Flex Medical Plan (the “Consolidated Flex Plan”), a component welfare benefit plan of the NiSource Life and Medical Benefits Program, covered both active and retired employees and capped lifetime benefits to certain retirees. NiSource examined the provisions of the 2010 Health Care Act and determined the enactment of the law in the first quarter of 2010 qualified as a significant event requiring remeasurement of other postretirement benefit obligations and plan assets as of March 31, 2010. Effective September 1, 2010, NiSource amended the Consolidated Flex Plan and established the NiSource Post-65 Retiree Medical Plan (the “Post-65 Retiree Plan”) as a separate ERISA plan. In accordance with the amendment of the Consolidated Flex Plan and the establishment of the Post-65 Retiree Plan, Medicare supplement plan options for NiSource post-age 65 retirees and their eligible post-age 65 dependents are

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
now offered under the Post-65 Retiree Plan, a retiree-only plan, and not under the Consolidated Flex Plan. The Post-65 Retiree Plan is not subject to the provisions of the 2010 Health Care Act requiring elimination of lifetime and restrictive annual benefit limits. The amendment of the Consolidated Flex Plan and the establishment of the Post-65 Retiree Plan required a second remeasurement of other postretirement benefit obligations and plan assets as of September 1, 2010. The effect of the change in the legislation and the plan amendment resulted in an increase to the other postretirement benefit obligation, net of plan assets, of $31.0 million and corresponding increases to regulatory assets and AOCI of $29.4 million and $1.6 million, respectively. Net periodic postretirement benefit cost for 2010 was also increased by approximately $2.2 million, of which $1.3 million was recognized during the second quarter of 2010 and $0.9 million was recognized during the third quarter of 2010.
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31.

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	5.00%	5.54%	5.29%	5.86%
Rate of Compensation Increases	4.00%	4.00%	-	-
Health Care Trend Rates
Trend for Next Year	-	-	8.00%	7.50%
Ultimate Trend	-	-	5.00%	5.00%
Year Ultimate Trend Reached	-	-	2017	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
(in millions)	increase	decrease

Effect on service and interest components of net periodic cost	$4.1	$(3.6)
Effect on accumulated postretirement benefit obligation	56.2	(51.4)

NiSource expects to make contributions of approximately $149.7 million to its pension plans and approximately $49.3 million to its postretirement medical and life plans in 2011.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure NiSource’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees.

		Other	Federal
	Pension	Postretirement	Subsidy
(in millions)	Benefits	Benefits	Receipts

Year(s)
2011	$176.4	$55.9	$1.3
2012	189.7	56.6	1.6
2013	187.3	56.9	1.8
2014	193.8	57.4	2.1
2015	197.3	57.7	2.2
2016-2020	1,115.9	293.5	10.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

				Other Postretirement
	Pension Benefits			Benefits
(in millions)	2010	2009	2008	2010	2009	2008

Components of Net Periodic Benefit Cost (Income)
Service cost	$39.2	$36.0	$37.4	$9.8	$8.8	$9.4
Interest cost	125.7	143.1	132.4	41.4	47.7	47.6
Expected return on assets	(143.7)	(121.8)	(194.0)	(23.8)	(16.9)	(25.1)
Amortization of transitional obligation	-	-	-	1.3	8.0	8.0
Amortization of prior service cost	2.0	3.9	4.3	1.1	1.0	0.7
Recognized actuarial loss	57.8	65.8	1.2	6.7	7.8	4.0

Net Periodic Benefit Costs (Income)	81.0	127.0	(18.7)	36.5	56.4	44.6

Additional loss recognized due to:
Curtailment loss	-	-	-	-	-	0.3
Divestitures	-	-	0.4	-	-	-
Settlement loss	1.3	-	-	-	-	-

Total Net Periodic Benefits Cost (Income)	$82.3	$127.0	$(18.3)	$36.5	$56.4	$44.9

NiSource recognized cost of $82.3 million for its pension plans in 2010 compared to cost of $127.0 million in 2009 due primarily to favorable returns on plan assets experienced in 2010. For its other postretirement benefit plans, NiSource recognized $36.5 million in cost in 2010 compared to $56.4 million in cost in 2009. For 2010 and 2009, pension and other postretirement benefit cost of approximately $6.2 million and $65.4 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans.

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	5.54%	6.92%	6.40%	5.86%	6.92%	6.40%
Expected Long-Term Rate of Return on Plan Assets	8.75%	8.75%	9.00%	8.75%	8.75%	8.75%
Rate of Compensation Increases	4.00%	4.00%	4.00%	-	-	-

NiSource believes it is appropriate to assume an 8.75% rate of return on pension plan assets for its calculation of 2010 pension benefits cost. This is primarily based on asset mix and historical rates of return.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability.

			Other Postretirement
	Pension Benefits		Benefits
(in millions)	2010	2009	2010	2009

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Settlements	(1.3)	-	-	-
Net prior service cost/(credit)	0.4	1.9	1.4	(33.3)
Net actuarial (gain)/loss	44.1	5.8	4.9	(9.4)
Less: amortization of transitional (asset)/obligation	-	-	(1.3)	(8.0)
Less: amortization of prior service cost	(2.0)	(3.9)	(1.1)	(1.0)
Less: amortization of net actuarial (gain) loss	(57.8)	(65.8)	(6.8)	(7.8)

Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(16.6)	$(62.0)	$(2.9)	$(59.5)

Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$65.7	$65.0	$33.6	$(3.1)

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost (credit), and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2011 for the pension plans are $55.7 million, $0.2 million and zero, respectively, and for other postretirement benefit plans are $6.0 million, $(0.5) million and $1.3 million, respectively.
13.          Authorized Classes of Cumulative Preferred and Preference Stocks
NiSource has 20,000,000 authorized shares of Preferred Stock with a $0.01 par value, of which 4,000,000 shares are designated Series A Junior Participating Preferred Shares.
The authorized classes of par value and no par value cumulative preferred and preference stocks of Northern Indiana are as follows: 2,400,000 shares of Cumulative Preferred with a $100 par value; 3,000,000 shares of Cumulative Preferred with no par value; 2,000,000 shares of Cumulative Preference with a $50 par value; and 3,000,000 shares of Cumulative Preference with no par value.
As of December 31, 2010, NiSource and Northern Indiana had no preferred shares outstanding. All of NiSource’s retained earnings at December 31, 2010 are free of restrictions.
14.          Common Stock
As of December 31, 2010, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.92 per share for the 2010, 2009 and 2008 years. By unanimous

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
written consent dated January 19, 2011, the Board declared a quarterly common dividend of $0.23 per share, payable on February 18, 2011 to holders of record on January 31, 2011.
Dividend Reinvestment and Stock Purchase Plan. NiSource offers a Dividend Reinvestment and Stock Purchase Plan which allows participants to reinvest dividends and make voluntary cash payments to purchase additional shares of common stock on the open market.
Forward Agreements. On September 14, 2010, NiSource and Credit Suisse Securities (USA) LLC, as forward seller, closed an underwritten registered public offering of 24,265,000 shares of NiSource’s common stock. All of the shares sold were borrowed and delivered to the underwriters by the forward seller. NiSource did not receive any of the proceeds from the sale of the borrowed shares, but NiSource will receive proceeds upon settlement of the Forward Agreements referred to below.
In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. Settlement of the Forward Agreements is expected to occur no later than September 10, 2012. Subject to certain exceptions, NiSource may elect cash or net share settlement for all or a portion of its obligations under the Forward Agreements. Upon any physical settlement of the Forward Agreements, NiSource will deliver shares of its common stock in exchange for cash proceeds at the forward sale price, which initially is $15.9638 and is subject to adjustment as provided in the Forward Agreements. The equity forward initial forward price represents the public offering price of $16.50 per share, net of underwriting discounts and commissions. If the equity forward had been settled by delivery of shares at December 31, 2010, the Company would have received approximately $381.3 million based on a forward price of $15.7158 for the 24,265,000 shares. The Company currently anticipates settling the equity forward by delivering shares.
In accordance with ASC 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity, NiSource has classified the Forward Agreements as an equity transaction. As a result of this classification, no amounts have been recorded in the consolidated financial statements as of and for the period ended December 31, 2010 in connection with the Forward Agreements. The only impact to the Consolidated Financial Statements is the inclusion of incremental shares within the calculation of fully diluted EPS under the treasury stock method. Refer to Note 1-M, “Earnings Per Share,” for additional information.
15.          Share-Based Compensation
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
The Stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides that the number of shares of common stock of the Company available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason and no further awards are permitted to be granted under the 1994 Plan or the Director Plan. The types of awards authorized under the Omnibus Plan do not significantly differ from those previously allowed under the 1994 Plan. As of December 31, 2010, there were 8,076,721 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $11.2 million, $9.6 million and $9.5 million during the years of 2010, 2009 and 2008, respectively, as well as related tax benefits of $3.7 million, $4.0 million and $3.2 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
As of December 31, 2010, the total remaining unrecognized compensation cost related to nonvested awards amounted to $12.9 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.
Stock Options. Option grants are granted with an exercise price equal to the average of the high and low market price on the day of the grant. As of December 31, 2010, the weighted average remaining contractual life of the options outstanding and exercisable was 2.3 years. Stock option transactions for the year ended December 31, 2010 were as follows:

		Weighted Average
	Options	Option Price ($)

Outstanding at December 31, 2009	4,332,835	22.50
Granted	-	-
Exercised	-	-
Cancelled	(235,200)	22.37

Outstanding at December 31, 2010	4,097,635	22.51
Exercisable at December 31, 2010	4,097,635	22.51

No options were granted during the years ended December 31, 2010, 2009, and 2008. There was no aggregate intrinsic value for the options outstanding and exercisable as of December 31, 2010.
Restricted Stock Units. In 2010, NiSource granted restricted stock units of 265,134, subject to service conditions. The total grant date fair value of the restricted units was $3.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 212,428 units lapse on January 2013 when 100% of the shares vest. If before January 2013, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. The service conditions lapse for the remaining 52,706 units between August 2012 and December 2014. As of December 31, 2010, 262,596 nonvested restricted stock units were granted and outstanding for the 2010 award.
In 2009, NiSource granted restricted stock units of 335,068, subject to service conditions. The total grant date fair value of the restricted units was $2.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 313,568 units lapse on January 2012. If before January 2012, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. The service conditions lapse for the remaining 21,500 units between August 2012 and June 2014. As of December 31, 2010, 315,786 nonvested restricted stock units were granted and outstanding for the 2009 award.
In 2008, NiSource granted restricted stock units of 244,907, subject to service conditions. The total grant date fair value of the restricted units was $3.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 208,609 units lapse on January 2011. If before January 2011, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. The remaining 36,298 awards vested evenly over a three-year period ended December 31, 2010. As of December 31, 2010, 184,159 nonvested restricted stock units were granted and outstanding for the 2008 award.

	Restricted Stock	Weighted Average
	Units	Grant Date Fair Value ($)

Nonvested at December 31, 2009	551,503	10.53
Granted	265,134	13.03
Forfeited	(23,434)	10.96
Vested	(30,662)	13.56

Nonvested at December 31, 2010	762,541	11.26

Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vested over a period of six years or, in the case of restricted stock units, at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return had been met, as measured at the end of the third year after the grant date, the awards would have vested at the end of the third year. The total shareholder return measures established were not met; therefore, these grants did not have an accelerated vesting period. During the first quarter of 2010, all awards with time-accelerated vesting provisions vested due to the lapse of service conditions.
The following table summarizes the activity related to restricted shares and restricted stock units that contain provisions for time-accelerated vesting for the year ended December 31, 2010:

	Time-accelerated	Weighted Average
	awards	Grant Date Fair Value ($)

Nonvested at December 31, 2009	265,137	21.82
Granted	-	-
Forfeited	-	-
Vested	(265,137)	21.82

Nonvested at December 31, 2010	-	-

Contingent Stock Units. In 2010, NiSource granted 662,969 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $8.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures. The service conditions lapse on January 31, 2013 when 100% of the shares vest. If the employee terminates employment before January 31, 2013 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of December 31, 2010, 652,817 nonvested contingent stock units were granted and outstanding for the 2010 award.
In 2009, NiSource granted 940,707 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $7.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2012 when 100% of the shares vest. If the employee terminates employment before January 31, 2012 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of December 31, 2010, 914,476 nonvested contingent stock units were granted and outstanding for the 2009 award.
In 2008, NiSource granted 417,196 contingent stock units subject to performance conditions. The total grant date fair value of the awards was $6.2 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The performance conditions are based on achievement of non-GAAP financial measures (cumulative net operating earnings and cumulative funds from operations). Per the agreement, to the extent base performance conditions are exceeded during the three year performance period, the award will be increased in increments of 10% up to 50%. If prior to the lapse of the performance conditions, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, (2) due to disability, or (3) due to death with less than or equal to 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares if the performance conditions have been met. If prior to the lapse of the performance conditions, the employee terminates employment due to death with more than 12 months remaining in the performance period, the employee will receive a pro rata portion of the contingent shares as if the performance conditions had been met. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. During the fourth quarter of 2009 it became probable that the performance condition would not be met for one half of the award. Expense related to this portion of the award was reversed in the fourth quarter and will no longer be amortized going forward. Also during the fourth quarter of 2009 it became probable that the base performance condition would be exceeded for one half of the award, thereby increasing the number of shares probable to be issued upon vesting by 50% for this portion of the award. Additional expense related to the increase in probable shares was recorded during the fourth quarter of 2009 and will continue to be amortized over the remainder of the vesting period. As of December 31, 2010, 410,335 nonvested contingent stock units were granted and outstanding for the 2008 award.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements

	Contingent	Weighted Average
	Awards	Grant Date Fair Value ($)

Nonvested at December 31, 2009	1,350,514	9.79
Granted	662,969	13.05
Forfeited	(35,855)	10.44
Vested	-	-

Nonvested at December 31, 2010	1,977,628	10.86

Non-employee Director Awards. Effective on May 11, 2010, the stockholders approved the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Restricted stock units granted to non-employee directors in 2010 were immediately vested and are payable six months following separation from service on the Board. As of December 31, 2010, 50,611 restricted stock units had been issued under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, (the Amended and Restated Non-employee Director Stock Incentive Plan, the “Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of December 31, 2010, 281,455 restricted stock units remain issued under the Plan and as noted above no further shares may be issued under this plan.
401 (k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results and effective January 1, 2010, eligible employees receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the years ended December 31, 2010, 2009 and 2008, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $19.7 million, $14.9 million and zero, respectively.
16.          Long-Term Debt
NiSource Finance is a wholly-owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. Prior to 2000, the function of NiSource Finance was performed by Capital Markets. NiSource Finance and Capital Markets’ obligations are fully and unconditionally guaranteed by NiSource. Consequently no separate financial statements for NiSource Finance or Capital Markets are required to be reported. No other NiSource subsidiaries guarantee debt.
On December 8, 2010, NiSource Finance issued $250.0 million of 6.25% senior unsecured notes that mature December 15, 2040.
On December 1, 2010, NiSource Finance announced that it was commencing a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.80% notes due 2019. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2019 notes were accepted. On December 14, 2010, NiSource Finance announced that approximately $272.9 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered. Based upon the principal amount of the 2016 notes tendered, NiSource Finance increased the maximum aggregate principal amount of 2016 notes it would purchase from $250.0 million to $325.0 million and terminated the portion of the tender offer related to its 6.80% notes due 2019. On December 30, 2010, NiSource Finance announced that $273.1 million of these notes were successfully tendered. In accordance with the provisions of ASC 470, Debt, NiSource determined the debt instrument to be substantially different from the old debt instrument, and therefore the transaction qualified

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
as a debt extinguishment. NiSource recorded a $96.7 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.
On November 15, 2010, NiSource Finance redeemed $681.8 million of its 7.875% unsecured notes.
On December 4, 2009, NiSource Finance issued $500.0 million of 6.125% senior unsecured notes that mature March 1, 2022.
During November 2009, NiSource Finance redeemed $417.6 million of its floating rate notes.
On April 9, 2009, NiSource Finance closed a $385.0 million senior unsecured two-year bank term loan with a scheduled maturity of February 11, 2011. Borrowings under the bank term loan had an effective cost of LIBOR plus 538 basis points. Previously, on February 16, 2009, NiSource announced the initial closing of the bank term loan at the level of $265.0 million. Under an accordion feature, NiSource was able to increase the loan by $120.0 million prior to final closing. On December 7, 2009, this term loan was repaid with proceeds from the December 4, 2009, $500.0 million debt offering.
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
Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2010. The long-term debt maturities shown below include capital lease obligations and the debt of certain low-income housing real estate investments. NiSource does not guarantee the long-term debt payment of the low-income housing real estate investments.

Year Ending December 31, (in millions)

2011	$34.2
2012	322.5
2013	619.4
2014	567.8
2015	235.3
After	4,224.3

Total (1)	$6,003.5

(1)	This amount includes $33.2 million of unamortized discount and premium.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a regulatory return during the recovery period.
Of NiSource’s long-term debt outstanding at December 31, 2010, $109.0 million was issued by NiSource’s subsidiary, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets’ obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets’ creditors. The carrying value of the NiSource assets, excluding the assets of Northern Indiana, was $14.6 billion at December 31, 2010.
NiSource Finance maintains $500.0 million notional value of interest rate swap agreements relating to its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of their respective long-term debt from fixed to variable. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for further information regarding interest rate swaps.
NiSource is subject to one financial covenant under its five-year revolving credit facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in the 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2010, the ratio was 59.9%.
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
17.          Short-Term Borrowings
NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, and provides for the issuance of letters of credit. At December 31, 2010, NiSource had $1,107.5 million of outstanding borrowings under this facility.
As of December 31, 2010 and 2009, NiSource had $32.5 million and $87.8 million, respectively, of stand-by letters of credit outstanding of which $14.2 million and $85.0 million were under the five-year revolving credit facility. NiSource Finance maintains a five-year revolving line of credit with a syndicate of financial institutions which can be used either for borrowings or the issuance of letters of credit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term debt on the Consolidated Balance Sheets in the amount of $275.0 million as of December 31, 2010. Refer to Note 19, “Transfers of Financial Assets,” for additional information.
Short-term borrowings were as follows:

At December 31, (in millions)	2010	2009

Credit facilities borrowings weighted average interest rate of 0.78% and 0.59% at December 31, 2010 and 2009, respectively	$1,107.5	$103.0
Accounts receivable securitization facility borrowings	275.0	-

Total short-term borrowings	$1,382.5	$103.0

18.          Fair Value Disclosures
A           Fair Value Measurements. NiSource adopted the provisions of ASC Topic 820 – Fair Value Measurements and Disclosures for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009. There was no impact on retained earnings as a result of the adoption.
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2010 and December 31, 2009:

	Quoted Prices		Significant
	in Active Markets	Significant Other	Unobservable
Recurring Fair Value Measurements	for Identical Assets	Observable Inputs	Inputs	Balance as of
December 31, 2010 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Assets
Commodity price risk management assets:
Physical price risk programs	$-	$161.4	$-	$161.4
Financial price risk programs	173.8	3.2	0.3	177.3
Interest rate risk activities	-	61.1	-	61.1
Available-for-sale securities	43.5	37.9	-	81.4

Total	$217.3	$263.6	$0.3	$481.2

Liabilities
Commodity price risk management liabilities:
Physical price risk programs	$-	$3.6	$-	$3.6
Financial price risk programs	348.5	3.3	0.1	351.9

Total	$348.5	$6.9	$0.1	$355.5

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements

	Quoted Prices		Significant
	in Active Markets	Significant Other	Unobservable
Recurring Fair Value Measurements	for Identical Assets	Observable Inputs	Inputs	Balance as of
December 31, 2009 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2009

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$141.7	$-	$141.7
Financial price risk programs	187.5	11.4	-	198.9
Other	-	-	2.1	2.1
Interest rate risk activities	-	68.2	-	68.2
Available-for-sale securities	34.5	37.4	-	71.9

Total	$222.0	$258.7	$2.1	$482.8

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$9.6	$-	$9.6
Financial price risk programs	343.8	6.9	-	350.7

Total	$343.8	$16.5	$-	$360.3

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at December 31, 2010 and 2009 were:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, December 31, 2010
U.S. Treasury securities	$43.4	$0.6	$(0.5)	$43.5
Corporate/Other bonds	36.1	2.0	(0.2)	37.9

Total Available-for-sale debt securities	$79.5	$2.6	$(0.7)	$81.4

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in millions)	Cost	Gains	Losses	Fair Value

Available-for-sale debt securities, December 31, 2009
U.S. Treasury securities	$34.6	$0.2	$(0.3)	$34.5
Corporate/Other bonds	35.2	2.2	-	37.4

Total Available-for-sale debt securities	$69.8	$2.4	$(0.3)	$71.9

For the year ended December 31, 2010, 2009, and 2008 the realized gain (loss) on sale of available for sale U.S. Treasury debt securities was $0.7 million, $1.1 million and $2.7 million, respectively. For the year ended December 31, 2010, 2009, and 2008 the realized gain (loss) on sale of available for sale Corporate/Other bond debt securities was $1.0 million, $0.9 million, and ($0.3) million.
The cost of maturities sold is based upon specific identification. At December 31, 2010, approximately $3.5 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At December 31, 2010 approximately $0.1 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods ended December 31, 2010 and December 31, 2009:

	Financial
Period Ended December 31, 2010 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2010	$1.9	$0.2	$2.1

Total gains (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(16.3)	-	(16.3)
Purchases, issuances and settlements (net)	14.4	-	14.4

Balance as of December 31, 2010	$-	$0.2	$0.2
Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2010	$-	$-	$-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements

	Financial
Period Ended December 31, 2009 (in millions)	Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2009	$2.6	$1.6	$4.2

Total gains (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(1.9)	-	(1.9)
Purchases, issuances and settlements (net)	1.2	(1.4)	(0.2)

Balance as of December 31, 2009	$1.9	$0.2	$2.1
Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2009	$(1.9)	$-	$(1.9)

As discussed in Note 9, Risk Management and Energy Marketing Activities, part of the MISO Day 2 initiative, Northern Indiana obtains FTRs, which help to offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are classified as Level 3 and are reflected in the table above. FTRs are valued based on the value of allocated ARRs and forecasted congestion costs. Since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. Northern Indiana also writes options for regulatory incentive purposes which are also considered in the Level 3 valuations. Realized gains and losses for these Level 3 recurring items are included in income within Cost of Sales on the Statements of Consolidated Income (Loss). Unrealized gains and losses from Level 3 recurring items are included within Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.
Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the twelve months ended December 31, 2010.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
Non-Recurring Fair Value Measurements	Balance as of	Assets	Inputs	Inputs	Total Gains
(in millions)	Dec. 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Assets
Property, Plant & Equipment	$7.0	$-	$-	$7.0	$(5.1)
Other Assets	27.0	-	-	27.0	(16.6)
Long-lived net assets held for sale	10.0	-	-	10.0	(4.5)

Total	$44.0	$-	$-	$44.0	$(26.2)

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
Investments. NiSource has corporate owned life insurance which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at December 31, 2010 and 2009 were $26.0 million and $23.7 million, respectively.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
At December 31, (in millions)	2010	2010	2009	2009

Long-term investments	$26.7	$25.4	$24.5	$23.2
Long-term debt (including current portion)	5,970.3	6,482.4	6,688.8	7,094.9

19.          Transfers of Financial Assets
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Consolidated Balance Sheets. The maximum amount of debt that can be recognized related to NiSource’s accounts receivable programs is $475.0 million.
Prior to January 1, 2010, NiSource’s accounts receivable programs qualified for sale accounting based upon the conditions met in ASC Topic 860, Transfers and Servicing.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU and RBS. On October 22, 2010, the agreement was renewed with an amendment reducing the maximum seasonal programs limit from $275 million to $200 million. The amended agreement expires on October 21, 2011, and can be renewed if mutually agreed to by all parties. As of December 31, 2010, $113.2 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. On October 22, 2010, the agreement was renewed, having a new scheduled termination date of August 31, 2011, and can be renewed if mutually agreed to by both parties. As of December 31, 2010, $115.2 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. CPRC’s agreement with the commercial paper conduit has a scheduled termination of March 14, 2011, and can be renewed if mutually agreed to by both parties. As of December 31, 2010, $46.6 million of accounts receivable has been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
The following tables reflect the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of December 31, 2010 and December 31, 2009 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	December 31, 2010	December 31, 2009

Gross Receivables interest	$655.6	$437.8
Less: Receivables not transferred	380.6	249.4

Net receivables transferred	$275.0	$188.4

Short-term debt due to asset securitization	$275.0	$-

Consistent with sale accounting treatment, at December 31, 2009 the $188.4 million of receivables shown above are not recorded on the Consolidated Balance Sheets. For the year ended December 31, 2009, NiSource received

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
proceeds from receivables sold of $2,808.4 million, remitted collections to the commercial paper conduits of $2,923.4 million and repurchased receivables of $133.1 million. This resulted in a net use of operating cash flows of $248.1 million. Additionally, for the year ended December 31, 2009, $8.9 million of fees associated with the securitization transactions were recorded as other, net expense.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sale accounting no longer qualify and are accounted for as secured borrowings. As such, at December 31, 2010, the entire gross receivables balance remains on the Consolidated Balance Sheets and short-term borrowings are recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. During 2010, $275.0 million has been recorded as cash from financing activities related to the change in short-term borrowings due to the securitization transactions. Although there have been no changes in the operation of the accounts receivable securitization programs, the application of the new accounting guidance resulted in a reduction in cash from operations of $241.9 million. For the year ended December 31, 2010, $6.3 million of fees associated with the securitization transactions were recorded as interest expense in accordance with the new accounting guidance. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.
20.          Other Commitments and Contingencies
A.           Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2010 and the years in which they expire are:

(in millions)	Total	2011	2012	2013	2014	2015	After

Guarantees of subsidiaries debt	$5,430.9	$-	$315.0	$545.0	$500.0	$230.0	$3,840.9
Guarantees supporting energy commodity contracts of subsidiaries	194.5	112.5	0.1	-	-	-	81.9
Accounts receivable securitization	275.0	275.0	-	-	-	-	-
Lines of credit	1,107.5	1,107.5	-	-	-	-	-
Letters of credit	32.5	14.2	16.4	-	1.9	-	-
Other guarantees	323.4	2.0	13.2	223.5	32.2	-	52.5

Total commercial commitments	$7,363.8	$1,511.2	$344.7	$768.5	$534.1	$230.0	$3,975.3

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $5.4 billion of debt for various wholly-owned subsidiaries including NiSource Finance, and through a support agreement, Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain financial covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $194.5 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit and Accounts Receivable Advances. NiSource Finance maintains a $1.5 billion five-year revolving credit facility with a syndicate of banks which has a termination date of July 7, 2011. This facility provides a reasonable cushion of short-term liquidity for general corporate purposes including meeting cash requirements driven by volatility in natural gas prices, and provides for the issuance of letters of credit. NiSource currently intends to negotiate a new revolving credit facility during the first quarter of 2011. At December 31, 2010, NiSource had $1,107.5 million in borrowings under its five-year revolving credit facility and $275.0 million

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
outstanding under its accounts receivable securitization agreements. At December 31, 2010, NiSource issued stand-by letters of credit of approximately $32.5 million for benefit of third parties. See Note 17, “Short-term Borrowings,” of the Notes to Consolidated Financial Statements for additional information.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Consolidated Balance Sheet as of December 31, 2010. These guarantees are due to expire in June 2013.
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
NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the Millennium Pipeline notes offering in conjunction with Millennium’s long-term debt refinancing. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The obligation amount of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource recorded an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of December 31, 2010.
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
Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement, which was terminated on December 29, 2010. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of December 31, 2010, NiSource has contributed a total of $330.5 million into the qualified settlement fund, $277.3 million of which was contributed prior to December 31, 2009. As of December 31, 2010, $8.3 million of the maximum settlement liability has not been paid. NiSource has since contributed an additional $2.7 million in 2011. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator.
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
In June 2009, the parties to the Thacker litigation presented a Settlement Agreement to the Court for preliminary approval. The court granted the Motion for Preliminary approval and held a fairness hearing on November 10, 2009. On March 3, 2010 the Court granted final approval of the settlement and on March 31, 2010 Poplar Creek filed a notice of appeal of that approval with the Sixth Circuit. On February 17, 2011, the Sixth Circuit affirmed the lower court’s approval of the settlement.
On October 9, 2008, Chesapeake tendered the Poplar Creek case to Columbia and Columbia conditionally assumed the defense of this matter pursuant to the provisions of the Stock Purchase Agreement. Poplar Creek also purports to be a class action covering royalty owners in the state of Kentucky and alleges that Chesapeake has improperly deducted costs from the royalty payments; thus there is some overlap of parties and issues between the Poplar Creek and Thacker cases. Chesapeake filed a motion for judgment on the pleadings in December 2008, which was granted on July 2, 2009. Plaintiffs appealed the dismissal to the Sixth Circuit Court of Appeals. Oral argument was held on December 9, 2010 for both the Thacker and Poplar Creek cases. On February 17, 2011, the Sixth Circuit affirmed the lower court’s decision.

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
Northern Indiana, EPA, the Department of Justice, and IDEM have agreed to settle the NOV.
The parties’ settlement is memorialized in a consent decree that was lodged in the United States District Court for the Northern District of Indiana on January 13, 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell. Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new sulfur dioxide (“SO2”) control devices and one new nitrogen oxide (“NOx”) control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related capital improvements at $550.0 to $650.0 million, which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.
C.           Tax Matters. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is a part of the IRS’s Large and Mid-Size Business program. As a result, each year’s federal income tax return is typically audited by the IRS. The audits of all tax years through 2004 have been completed and are closed to further assessment. The IRS audit of years 2005, 2006 and 2007 began on December 2, 2009. As of December 31, 2010, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.
NiSource is currently being audited for sales and use tax compliance in the states of Virginia, Kentucky, Pennsylvania, Ohio, Maine and Massachusetts.
D.           Environmental Matters.
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
As of December 31, 2010 and 2009, NiSource had recorded reserves of approximately $79.8 million and $76.4 million, respectively, to cover environmental remediation at various sites. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
In 2009 and 2010, the United States Congress considered a number of legislative proposals to regulate GHG emissions. The United States House of Representatives passed a comprehensive climate change bill in June 2009 that would have created a GHG-cap-and trade system and implemented renewable energy standards. Bills on the same topics were introduced in the Senate in 2009 and 2010, but failed to garner enough support to pass.
If a Federal or state comprehensive climate change bill were to be enacted into law, the impact on NiSource’s financial performance would depend on a number of factors, including the overall level of required GHG reductions, the renewable energy targets, the degree to which offsets may be used for compliance, the amount of recovery allowed from customers, and the extent to which NiSource would be entitled to receive CO2 allowances at no cost. Comprehensive Federal or state GHG regulation could result in additional expense or compliance costs that may not be fully recoverable from customers and could materially impact NiSource’s financial results.
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
Waste
NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Additionally, a program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified up to 84 such sites and initial investigations have been conducted at 56 sites. Follow-up investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 37 sites. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements. The final costs of cleanup have not yet been determined. As site investigations and cleanups proceed reserves are adjusted to reflect new information.
Additional Issues Related to Individual Business Segments
The sections above describe various regulatory actions that affect Gas Transmission and Storage Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability. Specific information is provided below.
Gas Transmission and Storage Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC.
One of the facilities subject to the 1995 AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. Pursuant to the Remedial Action Work Plan, Columbia Transmission completed a project that stabilized residual oil contained in soils at the site and in sediments in an adjacent stream. Columbia Transmission continues to monitor the site subject to EPA oversight. On April 23, 2009, PADEP issued an NOV to Columbia Transmission, alleging that the remediation did not fully address the contamination. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Waste Management Act and includes a proposed penalty of $1 million. Columbia Transmission is unable to estimate the likelihood or cost of potential penalties or additional remediation at this time.
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates would arise from new environmental regulations and from a Federal consent decree and would require Northern Indiana to make capital improvements to its electric generating stations. The cost of these improvements is estimated to be $560 to $800 million. Northern Indiana expects that some or all of these costs will likely be recoverable from ratepayers.
NOx and Ozone Compliance: Indiana’s rule to implement the EPA’s NOx SIP call requires reduction of NOx levels from several sources, including industrial and utility boilers, to reduce regional transport of ozone. In response, Northern Indiana developed a NOx compliance plan, which included the installation of Selective Catalytic Reduction and combustion control NOx reduction technology at its active coal-fired generating stations and is currently in compliance with the NOx requirements. In implementing the NOx compliance plan, Northern Indiana has expended approximately $319.6 million as of December 31, 2010.
Sulfur dioxide: On December 8, 2009, the EPA revised the SO2 NAAQS by adopting a new 1-hour primary NAAQS for sulfur dioxide (SO2). EPA expects to designate areas that do not meet the new standard by mid 2012. States with such areas would have until 2014 to develop attainment plans with compliance required by 2017. Northern Indiana will continue to closely monitor developments in these matters and cannot estimate their impact at this time.
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
Utility Hazardous Air Pollutants: On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA is pursuing a new Section 112 rulemaking to establish MACT standards for electric utilities currently scheduled to be finalized by November 2011. Northern Indiana will continue to monitor this matter but believes the cost of compliance may be material.
New Source Review: On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, EPA, the Department of Justice, and IDEM have agreed to settle the NOV.
The parties’ settlement is memorialized in a consent decree that was lodged in the United States District Court for the Northern District of Indiana on January 13, 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell. Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new scrubbers to control sulfur dioxide (“SO2”) and one new nitrogen oxide (“NOx”) control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate matter, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
capital improvements at $550.0 to $650.0 million which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.
Water
The Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures, became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. Various court challenges and EPA responses ensued. As a result of a December 3, 2010 settlement, the EPA is obligated to finalize a rule in 2012. The Bailly Generating Station is the only Northern Indiana generating station that does not utilize closed cycle cooling. Northern Indiana will continue to closely monitor this activity and cannot estimate the costs associated with the ultimate outcome at this time.
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
On June 21, 2010, EPA published a proposed rule for coal combustion residuals through the Resource Conservation and Recovery Act (RCRA). The proposal outlines multiple regulatory approaches that EPA is considering. These proposed regulations could negatively affect Northern Indiana’s ongoing byproduct reuse programs and would impose additional requirements on its management of coal ash wastes. Northern Indiana will continue to monitor developments in this matter and cannot estimate the potential financial impact at this time but believes that the cost of compliance under one of the scenarios could be as much as $70 million of capital improvements in the first 5 years. Northern Indiana expects that some or all of these costs may be recoverable from ratepayers.
Other Operations.
Waste
NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with EPA to address petroleum residue in soil and groundwater.
E.           Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $56.7 million in 2010, $56.2 million in 2009 and $57.3 million in 2008, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated depreciation included in the Consolidated Balance Sheets were $76.4 million and $22.5 million at December 31, 2010, and $1.4 million and $0.3 million at December 31, 2009, respectively.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring semi-annual payments of $2.9 million over 10 years, which began in January 2008. This agreement is recorded as a capital lease.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

	Operating	Capital

(in millions)	Leases	Leases (a)

2011	$ 39.5	$ 9.2
2012	33.1	9.0
2013	26.1	7.5
2014	22.3	7.5
2015	14.2	6.4
After	59.4	12.3

Total future minimum payments	$ 194.6	$ 51.9

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
In July 2008, the IURC issued an order approving Northern Indiana’s proposed purchase power agreements with subsidiaries of Iberdrola Renewables, Buffalo Ridge I LLC and Barton Windpower LLC. These agreements provided Northern Indiana the opportunity and obligation to purchase up to 100 mw of wind power commencing in early 2009. The contracts extend 15 and 20 years, representing 50 mw of wind power each. No minimum quantities are specified within these agreements due to the variability of electricity production from wind, so no amounts related to these contracts are included in the table below. Upon any termination of the agreements by Northern Indiana for any reason (other than material breach by Buffalo Ridge I LLC or Barton Windpower LLC), Northern Indiana may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2011 to 2045, require NiSource to pay fixed monthly charges.
On December 12, 2007, NiSource Corporate Services amended its agreement with IBM to provide business process and support functions to NiSource. NiSource Corporate Services continues to pay IBM for the amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on actual need for such services. Under the amended Agreement, at December 31, 2010, NiSource Corporate Services expects to pay approximately $400 million to IBM in service fees over the remaining 4.5 year term. In February, 2011, NiSource elected to reduce certain services which will effectively lower the service obligation by approximately $30.0 million. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s un-recovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $53.7 million to Vertex Outsourcing LLC in service fees over the remaining 4.5 year term. Upon termination of the agreement by NiSource for any reason (other than material breach by Vertex Outsourcing LLC), NiSource may be required to pay a termination charge not to exceed $12.4 million.
Northern Indiana has contracts with three major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2013.
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
The estimated aggregate amounts of minimum fixed payments at December 31, 2010, were:

				Vertex

	Energy	Pipeline	IBM	Outsourcing	Other

	Commodity	Service	Service	LLC Service	Service

(in millions)	Agreements	Agreements	Agreement	Agreement	Agreements	Total

2011	$258.3	$257.4	$94.4	$12.1	$143.4	$765.6
2012	124.2	253.9	90.4	12.0	53.6	534.1
2013	101.7	197.6	89.2	11.9	5.8	406.2
2014	76.8	162.9	86.4	11.8	-	337.9
2015	79.1	147.9	39.5	5.9	-	272.4
After	-	642.8	-	-	-	642.8

Total purchase and service obligations	$640.1	$1,662.5	$399.9	$53.7	$202.8	$2,959.0

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
21.          Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

Year Ended December 31, (in millions)	2010	2009

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$6.1	$4.2
Tax expense on unrealized gains on securities	(2.4)	(1.6)
Unrealized losses on cash flow hedges	(56.4)	(35.0)
Tax benefit on unrealized losses on cash flow hedges	21.6	14.0
Unrecognized pension benefit and OPEB costs	(43.3)	(44.4)
Tax benefit on unrecognized pension benefit and OPEB costs	16.5	16.9

Total Accumulated Other Comprehensive Loss, net of taxes	$(57.9)	$(45.9)

Equity Investment
During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420.0 million with seven counterparties. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027 and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. These interest rate swap derivatives were primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss of $21.1 million, net of tax, related to these terminated interest rate swaps is being amortized into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrealized losses of $21.1 million and $5.7 million as of December 31, 2010 and December 31, 2009, respectively, are included in unrealized losses on cash flow hedges above.
22.          Other, Net

Year Ended December 31, (in millions)	2010	2009	2008

Interest income	$6.3	$6.8	$15.4
Sales of accounts receivable (a)	-	(8.4)	(14.6)
Miscellaneous (b)	(2.5)	0.2	16.8

Total Other, net	$3.8	$(1.4)	$17.6

(a) Refer to Note 19, “Transfers of Financial Assets,” for additional information.
(b) Miscellaneous for the year ended December 31, 2008 includes a pre-tax gain of $16.7 million related to the August 27, 2008, sale of NiSource Development Company’s interest in JOF Transportation Company to Lehigh Service Corporation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
23.          Interest Expense, Net

Year Ended December 31, (in millions)	2010	2009	2008

Interest on long-term debt	$390.7	$386.7	$358.7
Interest on short-term borrowings	1.9	2.3	28.6
Discount on prepayment transactions	8.5	13.0	7.7
Accounts receivable securitization (a)	6.3	-	-
Allowance for borrowed funds used and interest capitalized during construction	(2.7)	(1.9)	(9.8)
Other	(12.4)	(0.8)	(5.2)

Total Interest Expense, net	$392.3	$399.3	$380.0

(a) Refer to Note 19, “Transfers of Financial Assets,” for additional information.
24.          Segments of Business
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At December 31, 2010, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements

Year Ended December 31, (in millions)	2010	2009	2008

REVENUES
Gas Distribution Operations
Unaffiliated	$3,657.4	$3,885.3	$5,722.2
Intersegment	10.7	17.1	18.4

Total	3,668.1	3,902.4	5,740.6

Gas Transmission and Storage Operations
Unaffiliated	780.3	719.1	652.5
Intersegment	168.9	211.6	212.8

Total	949.2	930.7	865.3

Electric Operations
Unaffiliated	1,394.0	1,220.6	1,361.9
Intersegment	0.7	0.8	0.8

Total	1,394.7	1,221.4	1,362.7

Corporate and Other
Unaffiliated	590.3	825.6	1,143.6
Intersegment	435.9	422.1	408.9

Total	1,026.2	1,247.7	1,552.5

Eliminations	(616.2)	(651.6)	(640.9)

Consolidated Revenues	$6,422.0	$6,650.6	$8,880.2

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements

Year Ended December 31, (in millions)	2010	2009	2008

Operating Income (Loss)
Gas Distribution Operations	$332.7	$327.8	$336.1
Gas Transmission and Storage Operations	377.1	388.5	369.7
Electric Operations	235.5	116.7	219.2
Corporate and Other	(24.0)	(32.0)	(6.0)

Consolidated	$921.3	$801.0	$919.0

Depreciation and Amortization
Gas Distribution Operations	$239.3	$248.1	$228.8
Gas Transmission and Storage Operations	130.7	121.5	117.6
Electric Operations	211.0	205.6	209.6
Corporate and Other	15.3	14.1	11.0

Consolidated	$596.3	$589.3	$567.0

Assets
Gas Distribution Operations	$7,356.5	$7,000.5	$7,436.0
Gas Transmission and Storage Operations	3,996.5	3,834.5	4,033.3
Electric Operations	4,177.2	4,183.7	4,198.3
Corporate and Other	4,408.6	4,253.0	4,364.6

Consolidated	$19,938.8	$19,271.7	$20,032.2

Capital Expenditures (a)
Gas Distribution Operations	$401.9	$349.2	$373.1
Gas Transmission and Storage Operations	235.4	256.1	359.8
Electric Operations	158.7	165.2	549.5
Corporate and Other	7.8	6.7	17.5

Consolidated	$803.8	$777.2	$1,299.9

(a) Excludes investing activities in equity investments.
25.          Hurricanes and Other Items
NiSource received insurance proceeds for capital repairs of $5.0 million, $62.7 million, and $46.7 million related to hurricanes and other items in 2010, 2009, and 2008, respectively, which are separately included in the investing activities section on the Statement of Consolidated Cash Flows. As of December 31, 2010 there were no claims outstanding for these incidents.

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

	First	Second	Third	Fourth

(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter

2010
Gross revenues	$2,358.7	$1,171.1	$1,138.1	$1,754.1
Operating Income	403.4	139.2	123.3	255.4
Income from Continuing Operations	197.4	28.0	33.4	35.8
Results from Discontinued Operations - net of taxes	(0.1)	0.1	(0.2)	(2.4)
Net Income	197.3	28.1	33.2	33.4

Basic Earnings (Loss) Per Share
Continuing Operations	0.71	0.10	0.12	0.13
Discontinued Operations	-	-	-	(0.01)

Basic Earnings Per Share	$0.71	$0.10	$0.12	$0.12

Diluted Earnings (Loss) Per Share
Continuing Operations	0.71	0.10	0.12	0.12
Discontinued Operations	-	-	-	(0.01)

Diluted Earnings Per Share	$0.71	$0.10	$0.12	$0.11

2009
Gross revenues	$2,722.0	$1,268.6	$974.9	$1,685.1
Operating Income	348.2	111.7	93.6	247.5
Income from Continuing Operations	159.2	(4.0)	(13.2)	88.5
Results from Discontinued Operations - net of taxes	(10.8)	(0.8)	(2.2)	1.0
Net Income (Loss)	148.4	(4.8)	(15.4)	89.5

Basic Earnings (Loss) Per Share
Continuing Operations	0.58	(0.01)	(0.05)	0.32
Discontinued Operations	(0.04)	-	(0.01)	-

Basic Earnings (Loss) Per Share	$0.54	$(0.01)	$(0.06)	$0.32

Diluted Earnings (Loss) Per Share
Continuing Operations	0.58	(0.01)	(0.05)	0.32
Discontinued Operations	(0.04)	-	(0.01)	-

Diluted Earnings (Loss) Per Share	$0.54	$(0.01)	$(0.06)	$0.32

• During the first quarter of 2010, NDC Douglas Properties, a subsidiary of NiSource Development Company reported some if its low income housing investments as discontinued operations. During the second quarter of 2010, these investments were reclassified to held and used and continuing operations and prior quarters were accordingly restated as continuing operations.
• In the fourth quarter of 2010, NiSource repurchased 273.1 million aggregate principal amount of its outstanding 10.75% notes due 2016 pursuant to a cash tender offer. As a result of this tender offer, NiSource incurred $96.7 million in early redemption fees, primarily attributable to early redemption premiums and unamortized discounts and fees which is recorded as a loss on the early extinguishment of long-term debt within income from continuing operations.
• During the second and third quarters of 2009, NiSource’s unregulated natural gas marketing business activity was reported as discontinued operations. During the fourth quarter of 2009, NiSource reclassified its unregulated natural gas marketing business activity to held and used and continuing operations and accordingly restated prior quarters as continuing operations.
• During the fourth quarter of 2009, an impairment loss of $16.6 million was recorded on the assets of Lake Erie Land.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Notes to Consolidated Financial Statements
27.          Supplemental Cash Flow Information
The following tables provide additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008:

Year Ended December 31, (in millions)	2010	2009	2008

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Change in accrued capital expenditures	$62.1	$2.6	$70.2
Change in equity investments related to unrealized gains (losses)	(24.1)	38.8	(48.1)
Stock issuance to employee saving plans	19.7	15.3	-
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$393.0	$380.7	$352.3
Cash paid for income taxes	68.9	33.9	60.6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Balance Sheet

As of December 31, (in millions)	2010	2009

ASSETS
Investments and Other Assets:
Investments in subsidiary companies	$9,241.0	$8,955.8

Total Investments and Other Assets	9,241.0	8,955.8

Current Assets:
Other current assets	244.8	169.3

Total Current Assets	244.8	169.3

Other non-current assets	56.6	84.9

TOTAL ASSETS	9,542.5	9,210.0

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	4,923.2	4,854.1

Total Capitalization	4,923.2	4,854.1

Current liabilities	644.2	361.3
Notes payable to subsidiaries	3,932.4	3,934.0
Other non-current liabilities	42.7	60.6

TOTAL CAPITALIZATION AND LIABILITIES	$9,542.5	$9,210.0

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Income

Year Ended December 31, (in millions, except per share amounts)	2010	2009	2008

Equity in net earnings of consolidated subsidiaries	$440.6	$363.1	$496.3

Other income (deductions):
Administrative and general expenses	(11.4)	(12.6)	(14.0)
Interest income	0.7	0.5	2.5
Interest expense	(230.3)	(207.6)	(215.2)
Other, net	(4.0)	(4.0)	(2.7)

Total Other income (deductions)	(245.0)	(223.7)	(229.4)

Income from continuing operations before income taxes	195.6	139.4	266.9
Income taxes	(99.0)	(91.1)	(103.7)

Income from continuing operations	294.6	230.5	370.6

Loss from discontinued operations - net of taxes	(2.7)	(10.3)	(183.4)
Gain (Loss) on Disposition of discontinued operations - net of taxes	0.1	(2.5)	(108.2)

NET INCOME	$292.0	$217.7	$79.0

Average common shares outstanding (millions)	277.8	275.1	274.0
Diluted average common shares (millions)	280.1	275.8	275.4

Basic earnings (loss) per share
Continuing operations	$1.06	$0.84	$1.35
Discontinued operations	(0.01)	(0.05)	(1.06)

Basic earnings per share	$1.05	$0.79	$0.29

Diluted earnings (loss) per share
Continuing operations	$1.05	$0.84	$1.35
Discontinued operations	(0.01)	(0.05)	(1.06)

Diluted earnings per share	$1.04	$0.79	$0.29

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Statement of Cash Flows

Year Ended December 31, (in millions)	2010	2009	2008

Net cash provided in operating activities	$212.9	$217.2	$43.0

Cash flows provided by (used in) investing activities:
Proceeds (loss) from disposition of assets	-	(0.4)	14.3
Investments	-	-	82.0
(Increase) decrease in notes receivable from subsidiaries	31.4	39.1	(2.7)

Net cash provided by investing activities	31.4	38.7	93.6

Cash flows provided by (used in) financing activities:
Issuance of common shares	14.4	10.6	1.3
Increase (decrease) in notes payable to subsidiaries	(1.6)	(10.8)	114.3
Cash dividends paid on common shares	(255.6)	(253.3)	(252.4)
Acquisition of treasury shares	(1.5)	(2.6)	-

Net cash used in financing activities	(244.3)	(256.1)	(136.8)

Net decrease in cash and cash equivalents	-	(0.2)	(0.2)
Cash and cash equivalents at beginning of year	-	0.2	0.4

Cash and cash equivalents at end of year	$-	$-	$0.2

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule I
Condensed Financial Information of Registrant
Notes to Condensed financial Statements
1.          Dividends from Subsidiaries
Cash dividends paid to NiSource by its consolidated subsidiaries were: $232.0 million, $510.9 million and $90.0 million in 2010, 2009 and 2008, respectively.
2.          Commitments and Contingencies
NiSource, Inc. and its subsidiaries are a party to litigation, environmental and other matters. Refer to Note 20, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The maximum potential amount of future payments NiSource could have been required to make under these guarantees as of December 31, 2010 was approximately $7.4 billion. Of this amount, approximately $5.6 billion relates to guarantees of wholly-owned consolidated entities.
3.          Related Party Transactions
Balances due to or due from related parties included in the Balance Sheets as of December 31, 2010 and 2009 are as follows:

At December 31, (in millions)	2010	2009

Current assets due from subsidiaries (a)	$167.2	$169.2
Current liabilities due to subsidiaries (b)	582.3	352.5
Non-current liabilities due to subsidiaries (c)	3,932.4	3,934.0

(a) The balances at December 31, 2010 and 2009 are classified as Current assets on the Balance Sheets.
(b) The balances at December 31, 2010 and 2009 are classified as Current liabilities on the Balance Sheets. At December 31, 2010 and 2009, $532.8 million and $332.2 million related to interest on affiliated notes payable.
(c) The balances at December 31, 2010 and 2009 are classified as Notes payable to subsidiaries on the Balance Sheets.
4.          Notes to Financial Statements
See Item 8 for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource Inc.
Schedule II – Valuation and Qualifying accounts
Twelve months ended December 31, 2010

		Additions			Deductions for
		Charged to	Charged		Purposes for
	Balance	Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2010	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2010

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	39.6	17.6	72.5	-	92.3	37.4
Reserve for other investments	3.0	-	-	-	-	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.7	(2.9)	-	-	0.1	2.7

Twelve months ended December 31, 2009

		Additions			Deductions for
		Charged to	Charged		Purposes for
	Balance	Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2009	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2009

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	45.3	68.9	75.7	-	150.3	39.6
Reserve for other investments	3.0	-	-	-	-	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.7	-	-	-	-	5.7

Twelve months ended December 31, 2008

		Additions			Deductions for
		Charged to	Charged		Purposes for
	Balance	Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2008	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2008

Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	37.0	79.2	56.6	(0.2)	127.3	45.3
Reserve for other investments	3.0	-	-	-	-	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.7	-	-	-	-	5.7

*	Charged to Other Accounts reflects the deferral of bad debt expense to a regulatory asset.

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
Management’s Report on Internal Control over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2010, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.
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
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, which information is incorporated by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, which information is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, which information is incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item with respect to certain relationships and related transactions and director independence will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, which information is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, which information is incorporated by reference.

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

NiSource Inc. (Registrant)
Date February 28, 2011	By:	/s/ Robert C. Skaggs, Jr.
Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert C. Skaggs, Jr. Robert C. Skaggs, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Stephen P. Smith Stephen P. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ Jon D. Veurink Jon D. Veurink	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/s/ Ian M. Rolland Ian M. Rolland	Chairman and Director	February 28, 2011

/s/ Richard A. Abdoo Richard A. Abdoo	Director	February 28, 2011

/s/ Steven C. Beering Steven C. Beering	Director	February 28, 2011

/s/ Dennis E. Foster Dennis E. Foster	Director	February 28, 2011

/s/ Michael E. Jesanis Michael E. Jesanis	Director	February 28, 2011

/s/ Marty R. Kittrell Marty R. Kittrell	Director	February 28, 2011

/s/ W. Lee Nutter W. Lee Nutter	Director	February 28, 2011

/s/ Deborah S. Parker Deborah S. Parker	Director	February 28, 2011

/s/ Richard L. Thompson Richard L. Thompson	Director	February 28, 2011

/s/ Carolyn Y. Woo Carolyn Y. Woo	Director	February 28, 2011

EXHIBIT INDEX

EXHIBIT	DESCRIPTION OF ITEM
NUMBER
(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 4, 2008).

(3.2)	Bylaws of NiSource Inc., as amended and restated through May 11, 2010 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on May 14, 2010).

(4.1)	Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.4)	Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Form 10-K for the period ended December 31, 2000).

(4.5)	Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(10.1)	2010 Omnibus Incentive Plan (incorporated by reference to Exhibit B to NiSource Inc. Definitive Proxy Statement to Shareholders held on May 11, 2010, filed on April 2, 2010).*

(10.2)	NiSource Inc. Nonemployee Director Stock Incentive Plan as amended and restated effective May 13, 2008 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.3)	NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective May 13, 2008. (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.4)	Amended and Restated NiSource Inc. Directors’ Charitable Gift Program effective May 13, 2008. (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.5)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992). *

(10.6)	NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.7)	Form of Change in Control and Termination Agreement (applicable to each named executive officer)(incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.8)	Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Form 10-K for the period ended December 31, 2002). *

(10.9)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 8-K filed on December 2, 2005). *

(10.10)	1st Amendment to NiSource Inc. 1994 Long Term Incentive Plan, effective January 22, 2009. (incorporated by reference to Exhibit 10.10 to the NiSource Inc. Form 10-K filed on February 27, 2009). *

EXHIBIT INDEX

(10.11)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 8-K filed on January 3, 2005). *

(10.12)	Form of 2008 Contingent Stock Agreement under NiSource Inc. 1994 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.12 to the NiSource Inc. Form 10-K for the period ended December 31, 2008). *

(10.13)	Form of 2009 Contingent Stock Agreement under the NiSource Inc 1994 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.2 to the NiSource Inc. from 10-Q filed on May 1, 2009) *

(10.14)	Form of 2010 Contingent Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NiSource Inc. Form 10-Q filed on May 4, 2010).*

(10.15)	Form of 2010 Contingent Stock Agreement under the 2010 Omnibus Incentive Plan. * **

(10.16)	Form of 2010 Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan. * **

(10.17)	Form of Restricted Stock Unit Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan. * **

(10.18)	Form of 2010 Restricted Stock Agreement under the 2010 Omnibus Incentive Plan. * **

(10.19)	Form of Restricted Stock Unit Award Agreement for Non-employee directors under the Non-employee Director Stock Incentive Plan.* **

(10.20)	NiSource Inc. Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2010. **

(10.21)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on May 4, 2010).

(10.22)	Pension Restoration Plan for NiSource Inc. and Affiliates as amended and restated effective January 1, 2010. **

(10.23)	Savings Restoration Plan for NiSource Inc. and Affiliates as amended and restated effective January 1, 2010. **

(10.24)	Letter Agreement between NiSource Corporate Services Company and Christopher A. Helms dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.25)	Letter Agreement between NiSource Corporate Services Company and Jimmy Staton dated December 13, 2007. (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.26)	Letter Agreement between NiSource Corporate Services Company and Stephen P. Smith dated May 14, 2008. (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.27)	Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse as Syndication Agent, JPMorgan Chase Bank, N.A., The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch and Citicorp USA, Inc., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent and LC Bank dated July 7, 2006 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-Q for the period ended June 30, 2006).

EXHIBIT INDEX

(10.28)	Amendment No. 1, dated as of September 19, 2008, to the Amended and Restated Revolving Credit Agreement among NiSource Finance Corp, as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, and Barclays Bank PLC as Administrative Agent and LC Bank. (incorporated by reference to Exhibit 10.28 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.29)	Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.30)	Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto. (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.31)	Guaranty of NiSource Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on August 30, 2007).

(10.32)	Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective June 20, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended June 30, 2005).

(10.33)	Amendment #4 to Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective December 1, 2007 (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K for the period ended December 31, 2007).*

(10.34)	Letter agreement, dated September 8, 2010 between NiSource Inc. and Credit Suisse International (incorporated by reference to Exhibit 1.2 to the NiSource Inc. Current Report on Form 8-K filed on September 14, 2010).

(10.35)	Letter agreement, dated September 9, 2010 between NiSource Inc. and Credit Suisse International (incorporated by reference to Exhibit 1.3 to the NiSource Inc. Current Report on Form 8-K filed on September 14, 2010).

(12)	Ratio of Earnings to Fixed Charges. **

(21)	List of Subsidiaries. **

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.