Form 10-Q
period 2011-03-31
NISOURCE INC/DE
filed 2011-05-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 280,083,192 shares outstanding at April 29, 2011.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED March 31, 2011

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
Ameren	Ameren Services Company
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine

DEFINED TERMS

CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last in first out
Mcf	Million cubic feet
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organization

DEFINED TERMS

SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)	2011	2010

Net Revenues
Gas Distribution	$1,372.0	$1,341.1
Gas Transportation and Storage	403.0	370.4
Electric	347.1	317.9
Other	110.1	329.3

Gross Revenues	2,232.2	2,358.7
Cost of Sales (excluding depreciation and amortization)	1,170.9	1,286.3

Total Net Revenues	1,061.3	1,072.4

Operating Expenses
Operation and maintenance	432.5	439.6
Depreciation and amortization	138.9	149.8
Impairment and loss on sale of assets, net	0.7	0.1
Other taxes	93.0	86.9

Total Operating Expenses	665.1	676.4

Equity Earnings in Unconsolidated Affiliates	3.0	7.4

Operating Income	399.2	403.4

Other Income (Deductions)
Interest expense, net	(89.8)	(98.8)
Other, net	3.3	2.6

Total Other Deductions	(86.5)	(96.2)

Income from Continuing Operations before Income Taxes	312.7	307.2
Income Taxes	107.9	109.8

Income from Continuing Operations	204.8	197.4

Income (Loss) from Discontinued Operations — net of taxes	0.4	(0.2)
Gain on Disposition of Discontinued Operations — net of taxes	—	0.1

Net Income	$205.2	$197.3

Basic Earnings Per Share
Continuing operations	$0.73	$0.71
Discontinued operations	—	—

Basic Earnings Per Share	$0.73	$0.71

Diluted Earnings Per Share
Continuing operations	$0.72	$0.71
Discontinued operations	—	—

Diluted Earnings Per Share	$0.72	$0.71

Dividends Declared Per Common Share	$0.46	$0.46

Basic Average Common Shares Outstanding	279.3	276.9
Diluted Average Common Shares	285.0	277.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in millions)	2011	2010

ASSETS
Property, Plant and Equipment
Utility Plant	$19,575.8	$19,494.9
Accumulated depreciation and amortization	(8,528.0)	(8,492.6)

Net utility plant	11,047.8	11,002.3

Other property, at cost, less accumulated depreciation	92.8	94.7

Net Property, Plant and Equipment	11,140.6	11,097.0

Investments and Other Assets
Assets of discontinued operations and assets held for sale	2.3	7.9
Unconsolidated affiliates	202.6	200.9
Other investments	136.3	139.7

Total Investments and Other Assets	341.2	348.5

Current Assets
Cash and cash equivalents	62.5	9.2
Restricted cash	164.9	202.9
Accounts receivable (less reserve of $55.3 and $37.4, respectively)	1,063.2	1,079.3
Income tax receivable	20.4	99.0
Gas inventory	81.5	298.2
Underrecovered gas and fuel costs	25.4	135.7
Materials and supplies, at average cost	84.4	83.8
Electric production fuel, at average cost	51.0	46.0
Price risk management assets	134.1	159.5
Exchange gas receivable	65.5	62.7
Regulatory assets	112.6	151.8
Prepayments and other	119.7	120.8

Total Current Assets	1,985.2	2,448.9

Other Assets
Price risk management assets	188.3	240.3
Regulatory assets	1,661.2	1,650.4
Goodwill	3,677.3	3,677.3
Intangible assets	305.9	308.6
Postretirement and postemployment benefits assets	38.5	35.1
Deferred charges and other	140.6	132.7

Total Other Assets	6,011.8	6,044.4

Total Assets	$19,478.8	$19,938.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	March 31,	December 31,
(in millions, except share amounts)	2011	2010

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 279,930,189 and 278,855,291 shares issued and outstanding, respectively	$2.8	$2.8
Additional paid-in capital	4,120.1	4,103.9
Retained earnings	978.3	901.8
Accumulated other comprehensive loss	(56.7)	(57.9)
Treasury stock	(30.2)	(27.4)

Total Common Stockholders’ Equity	5,014.3	4,923.2
Long-term debt, excluding amounts due within one year	5,927.6	5,936.1

Total Capitalization	10,941.9	10,859.3

Current Liabilities
Current portion of long-term debt	36.4	34.2
Short-term borrowings	1,263.0	1,382.5
Accounts payable	429.6	581.8
Dividends payable	64.5	0.1
Customer deposits and credits	181.6	318.1
Taxes accrued	244.4	221.1
Interest accrued	61.2	114.4
Overrecovered gas and fuel costs	91.8	11.8
Price risk management liabilities	146.1	173.9
Exchange gas payable	139.4	266.1
Deferred revenue	7.8	6.8
Regulatory liabilities	87.4	92.9
Accrued liability for postretirement and postemployment benefits	23.3	23.3
Temporary LIFO liquidation credit	2.2	—
Legal and environmental reserves	68.2	86.0
Other accruals	249.2	336.4

Total Current Liabilities	3,096.1	3,649.4

Other Liabilities and Deferred Credits
Price risk management liabilities	135.5	181.6
Deferred income taxes	2,340.2	2,209.7
Deferred investment tax credits	32.5	33.7
Deferred credits	72.4	68.6
Deferred revenue	—	0.3
Accrued liability for postretirement and postemployment benefits	944.7	1,039.6
Regulatory liabilities and other removal costs	1,612.0	1,595.8
Asset retirement obligations	140.1	138.8
Other noncurrent liabilities	163.4	162.0

Total Other Liabilities and Deferred Credits	5,440.8	5,430.1

Total Capitalization and Liabilities	$19,478.8	$19,938.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2011	2010

Operating Activities
Net Income	$205.2	$197.3
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	138.9	149.8
Net changes in price risk management assets and liabilities	14.3	(7.4)
Deferred income taxes and investment tax credits	99.4	27.2
Deferred revenue	0.7	(15.8)
Stock compensation expense and 401(k) profit sharing contribution	7.8	2.2
Gain on sale of assets	—	(0.1)
Loss on impairment of assets	0.7	—
Income from unconsolidated affiliates	(3.1)	(7.4)
Gain on disposition of discontinued operations — net of taxes	—	(0.1)
(Gain) loss from discontinued operations — net of taxes	(0.4)	0.2
Amortization of debt related costs	2.1	2.7
AFUDC equity	(1.4)	(1.4)
Distributions of earnings received from equity investee	1.8	—
Changes in Assets and Liabilities:
Accounts receivable	16.0	(138.4)
Income tax receivable	78.6	22.1
Inventories	208.5	332.7
Accounts payable	(119.9)	(103.0)
Customer deposits and credits	(136.5)	(124.7)
Taxes accrued	24.1	96.4
Interest accrued	(53.0)	(38.9)
Over (Under) recovered gas and fuel costs	190.4	(251.1)
Exchange gas receivable/payable	(129.6)	(66.7)
Other accruals	(34.1)	(17.2)
Prepayments and other current assets	1.3	5.4
Regulatory assets/liabilities	18.6	47.8
Postretirement and postemployment benefits	(94.4)	1.3
Deferred credits	3.5	(1.1)
Deferred charges and other non current assets	(3.6)	(2.6)
Other non current liabilities	0.9	5.2

Net Operating Activities from Continuing Operations	436.8	114.4
Net Operating Activities used for Discontinued Operations	(14.7)	(31.1)

Net Cash Flows from Operating Activities	422.1	83.3

Investing Activities
Capital expenditures	(209.4)	(138.8)
Insurance recoveries	—	0.5
Proceeds from disposition of assets	5.5	0.2
Restricted cash withdrawals (deposits)	38.0	(46.1)
Other investing activities	(9.2)	(10.6)

Net Investing Activities used for Continuing Operations	(175.1)	(194.8)
Net Investing Activities from Discontinued Operations	—	0.4

Net Cash Flow used for Investing Activities	(175.1)	(194.4)

Financing Activities
Retirement of long-term debt	(2.8)	(0.9)
Premiums and other debt related costs	(8.2)	—
Change in short-term borrowings, net	(119.5)	267.7
Issuance of common stock	3.7	3.6
Acquisition of treasury stock	(2.7)	(1.4)
Dividends paid — common stock	(64.2)	(63.7)

Net Cash Flow (used for) from Financing Activities	(193.7)	205.3

Change in cash and cash equivalents from continuing operations	68.0	124.9
Cash contributions to discontinued operations	(14.7)	(30.7)
Cash and cash equivalents at beginning of period	9.2	16.4

Cash and Cash Equivalents at End of Period	$62.5	$110.6

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions, net of taxes)	2011	2010

Net Income	$205.2	$197.3
Other comprehensive income (loss)
Net (loss) gain on available for sale securities(a)	(0.3)	0.5
Net unrealized gains (losses) on cash flow hedges(b), (c)	1.1	(2.9)
Unrecognized pension benefit and OPEB costs(d)	0.4	0.5

Total other comprehensive income (loss)	1.2	(1.9)

Total Comprehensive Income	$206.4	$195.4

(a)	Net unrealized (loss) gain on available-for-sale securities, net of $0.2 million tax benefit and $0.3 million tax expense in the first quarter of 2011 and 2010, respectively.

(b)	Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $0.7 million tax expense and $1.8 million tax benefit in the first quarter of 2011 and 2010, respectively.

(c)	Net unrealized gains (losses) on cash flow hedges includes a gain of $0.2 million and zero related to the amortization of unrealized losses of interest rate swaps held by NiSource’s unconsolidated equity method investments for the first quarter of 2011 and 2010, respectively.

(d)	Unrecognized pension benefit and OPEB costs, net of $0.4 million and $0.3 million tax expense for the first quarter of 2011 and 2010, respectively.
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Fair Value Measurements and Disclosures. In January 2010, the FASB issued authoritative guidance that amends the disclosures about transfers into and out of Levels 1 and 2 and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. NiSource adopted the guidance on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis. The guidance pertaining to the gross presentation of Level 3 activity was adopted on January 1, 2011. Refer to Note 10, “Fair Value Disclosures,” for additional information.
3. Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (refer to Note 4 “Forward Equity Agreement” for additional information). The calculation of diluted earnings per share for March 31, 2011 and 2010 excludes out-of-the-money stock options that had an anti-dilutive effect. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

Three Months Ended March 31, (in thousands)	2011	2010

Denominator
Basic average common shares outstanding	279,339	276,947
Dilutive potential common shares
Shares contingently issuable under employee stock plans	1,112	281
Shares restricted under employee stock plans	317	287
Forward agreements	4,203	—

Diluted Average Common Shares	284,971	277,515

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
In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. Settlement of the Forward Agreements is expected to occur no later than September 10, 2012. Subject to certain exceptions, NiSource may elect cash or net share settlement for all or a portion of its obligations under the Forward Agreements. Upon any physical settlement of the Forward Agreements, NiSource will deliver shares of its common stock in exchange for cash proceeds at the forward sale price, which initially is $15.9638 and is subject to adjustment as provided in the Forward Agreements. If the equity forward had been settled by delivery of shares at March 31, 2011, NiSource would have received approximately $375.4 million based on a forward price of $15.4693 for the 24,265,000 shares. NiSource currently anticipates settling the equity forward by delivering shares.
In accordance with ASC 815-40, NiSource has classified the Forward Agreement as an equity transaction. As a result of this classification, no amounts have been recorded in the consolidated financial statements as of and for the three months ended March 31, 2011 and the year ended December 31, 2010 in connection with the Forward Agreements. The only impact to the Condensed Consolidated Financial Statements (unaudited) is the inclusion of incremental shares within the calculation of fully diluted EPS under the treasury stock method. Refer to Note 3, “Earnings Per Share,” for additional information.
5. Gas in Storage
Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. In addition to the temporary LIFO liquidation credit described above, NiSource also has a temporary LIFO liquidation debit of $11.9 million recorded for the first three months of 2011 for certain gas distribution companies recorded within, “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
6. Discontinued Operations and Assets and Liabilities Held for Sale
The assets of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at March 31, 2011 were:
(in millions)

	Property, plant and
Assets of discontinued operations and held for sale:	equipment, net	Other assets	Total

Columbia Transmission	$2.3	$—	$2.3

Total	$2.3	$—	$2.3

There were no liabilities of discontinued operations and held for sale at March 31, 2011.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The assets of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet at December 31, 2010 were:
(in millions)

	Property, plant and
Assets of discontinued operations and held for sale:	equipment, net	Other assets	Total

NiSource Corporate Services	$5.6	$—	$5.6
Columbia Transmission	2.3	—	2.3

Total	$7.9	$—	$7.9

Assets classified as discontinued operations or held for sale are no longer depreciated. There were no liabilities of discontinued operations and held for sale at December 31, 2010.
On February 22, 2011, NiSource Corporate Services sold the Marble Cliff facility for $6.0 million. The sale resulted in a net gain of $0.2 million after deducting the fees associated with the transaction.
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon certain natural gas pipeline facilities by sale of its Line R System in West Virginia. Assets held for sale related to the Line R System have a net book value of $2.1 million. The sale transaction is expected to close in the second quarter 2011.
NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting some of its low income housing investments. Three of these properties were sold during the first quarter of 2010 and two of these properties remained classified as assets and liabilities held for sale as of March 31, 2010. Results of operations and cash flows for these properties were classified as discontinued operations. Upon sale of three of the properties in the first quarter of 2010, a gain on sale of $0.1 million, net of taxes, was recorded in Discontinued Operations. During the second quarter of 2010, it was determined that the remaining properties no longer met the criteria as “assets held for sale” as NiSource could no longer assert that a sale would take place within the next twelve months. As such, the assets and liabilities were reclassified to assets held and used. Additionally, the results of operations and cash flows were reclassified to continuing operations for all periods presented. These reclassifications did not have a significant impact on overall results of NiSource.
Lake Erie Land, which is a wholly-owned subsidiary of NiSource Development Company, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement and consequently the Company sought remedial actions. Lake Erie Land has a note receivable valued at $5.8 million as of March 31, 2011 and $6.5 million as of December 31, 2010 as well as other properties of $28.2 million that are presented as Other Investments as of March 31, 2011 and December 31, 2010. In April 2011, NiSource settled a mortgage foreclosure action against the developer and reacquired the Sand Creek Country Club and other properties. NiSource is seeking to market the Lake Erie Land properties and has determined they do not meet the criteria to be classified as assets held for sale under GAAP as of March 31, 2011.
Results from discontinued operations, which primarily arise from NDC Douglas Properties low income housing investments, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Three Months Ended March 31, (in millions)	2011	2010

Revenues from Discontinued Operations	$—	$0.7

Income (Loss) from discontinued operations	0.6	(0.3)
Income tax expense (benefit)	0.2	(0.1)

Income (Loss) from Discontinued Operations — net of taxes	$0.4	$(0.2)

Gain on Disposition of Discontinued Operations — net of taxes	$—	$0.1

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
Changes in NiSource’s liability for asset retirement obligations for the first three months of 2011 and 2010 are presented in the table below:

(in millions)	2011	2010

Balance as of January 1,	$138.8	$138.2
Accretion expense	0.2	0.2
Accretion recorded as a regulatory asset/liability	1.7	1.8
Settlements	(0.6)	(0.5)
Balance as of March 31,	$140.1	$139.7

8. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On March 8, 2011, Columbia of Kentucky made its annual filing with the Kentucky PSC related to the AMRP Rider and requested an increase of $0.5 million in the rates related to the Rider.
On January 14, 2011, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $37.8 million annually, and seeking to implement a levelized distribution charge for its residential class that would mitigate revenue volatility associated with volumetric rates. The case is now in the discovery phase and hearings have been set for June 2011. Columbia of Pennsylvania expects that the Pennsylvania PUC will issue an order in the third or fourth quarter of 2011 with rates going into effect in the fourth quarter.
On November 30, 2010, Columbia of Ohio filed a notice of intent to file an application to adjust rates associated with Rider IRP and Rider DSM. On February 28, 2011, Columbia of Ohio filed its application to adjust rates associated with IRP and DSM Riders. The DSM Rider tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. The application sought to increase the annual revenue from the riders by approximately $24 million. On April 7, 2011, the parties filed a stipulation that settled this case, which was approved as filed by the PUCO on April 27, 2011. The Order allows Columbia of Ohio to increase its annual revenues by approximately $24 million effective May 1, 2011.
On November 12, 2010, Columbia of Pennsylvania filed a petition for an order authorizing the company to revise its accounting methodology for the gas it holds in storage. Columbia of Pennsylvania had historically used Last-In First-Out (LIFO) accounting but sought permission to move to a Weighted Average Cost of Gas (WACOG) accounting methodology as a means of simplifying regulatory accounting and to realize the value of low-cost gas injected into storage decades ago. On February 4, 2011, Columbia of Pennsylvania filed a settlement agreement with the Pennsylvania PUC in which regulatory stakeholders agreed that Columbia of Pennsylvania should adopt the WACOG accounting methodology and provide the benefit of the low-cost gas supplies to its customers. On March 31, 2011, the Pennsylvania PUC approved the settlement and Columbia of Pennsylvania began to provide the benefit of $35.7 million as a credit to its customers as a reduction of the GCR rate.
On September 29, 2010, Columbia of Pennsylvania filed tariff modifications with the Pennsylvania PUC, seeking permission to apply a BTU content billing adjustment to customers’ metered volumetric consumption. The filing seeks to account for high BTU content gas that is produced from Marcellus Shale, which burns hotter than gas from other sources, resulting in lower volumes than assumed in the design of the company’s rates. The proposed billing adjustment is designed to produce revenues reflective of the BTU content underlying the demand forecast in the design of Columbia of Pennsylvania’s most recently approved base rates. If the billing adjustment had been in place for the twelve months ended June 30, 2010, it would have produced additional revenues of approximately $3.7 million. By an order entered on January 26, 2011, the Pennsylvania PUC consolidated this matter with Columbia of Pennsylvania’s base rate case filed on January 14, 2011. Columbia of Pennsylvania expects that the Pennsylvania PUC will rule on this matter in conjunction with the base rate case, as described above.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On September 1, 2010 Northern Indiana, Northern Indiana Fuel and Light and Kokomo Gas filed to merge into one company (Northern Indiana). Northern Indiana Fuel and Light and Kokomo Gas also filed rate proceedings on September 1, 2010. On February 23, 2011, a stipulation and settlement agreement was filed that provides for the merger and settlement of the rate proceedings. The settlement stipulates that all of Northern Indiana’s existing services, rates and charges will be applicable in the former Northern Indiana Fuel and Light and Kokomo Gas territories, including one unified Gas Cost Adjustment mechanism. The application of Northern Indiana’s rates in the former Northern Indiana Fuel and Light and Kokomo Gas territories will result in a decrease in revenue of approximately $0.8 million, when compared to a normalized test year ended March 31, 2010. This is primarily offset by reductions in depreciation expense. An uncontested settlement hearing was held on March 23, 2011 and an order is anticipated in the second quarter of 2011 with new rates implemented during the third quarter of 2011.
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
On October 21, 2009, the IURC issued an Order in the proceeding concerning Northern Indiana’s annual gas recovery, rejecting the use of a four-year average to compute unaccounted for gas. This Order required Northern Indiana to refund an estimated $5.8 million to customers based on a calculation utilizing a one-year average of unaccounted for gas for the twelve month periods ended July 31, 2008 and July 31, 2009. A reserve provided for the full amount of the refund, which Northern Indiana began returning to customers in March, 2010, and will be completed in May 2011.
Columbia of Massachusetts filed an application to implement its Targeted Infrastructure Replacement Factor Rider on April 30, 2010. On October 29, 2010, the DPU approved Columbia of Massachusetts’ proposed adjustment factor, to take effect November 1, 2010, subject to further investigation and reconciliation. On September 16, 2010, Columbia of Massachusetts filed a petition for approval to implement its first semi-annual revenue decoupling adjustment. That adjustment, which took effect on November 1, 2010, subject to further review and reconciliation, was approved by the DPU on March 23, 2011.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority (“IFA”) received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. In March 2010, Governor Daniels signed into law House Enrolled Act 1086, which allows the IFA to enter into contracts for the sale of Substitute Natural Gas with third parties, with proceeds from and costs of those sales being reflected on customers’ bills. The IURC must approve the final purchase contract between the IFA and Indiana Gasification as well as the management agreement between IFA and the utilities for collection of funds or pass through of credits to customers related to the purchase contracts. On December 16, 2010, the IFA filed a Petition seeking approval of the purchase contract and the management agreement. The IURC held a

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Prehearing Conference on January 27, 2011, in which a procedural schedule was established. Hearings in this proceeding will occur in early May 2011 and based upon the schedule it is anticipated that an order will be issued later in 2011.
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
In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
processing plants to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This third project went into service in April 2011.
Columbia Gulf Rate Case. On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposes a revenue increase of approximately $50 million to cover increases in the cost of services, which includes adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes. On November 30, 2010, the FERC issued an order allowing new rates to become effective by May 2011, subject to refund. Columbia Gulf and the parties to the case are actively engaged in discussions to resolve the case via settlement.
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
Upon review of the order, NiSource has concluded that the overall impact is in line with the company’s expected outcome for the case and its financial outlook. The IURC approved a rate base of $2,639.0 million and an overall rate of return of 7.29%, which results in an allowed net operating income of $192.4 million. In conjunction with approved expenses, the rate order approves rates designed to produce a margin of $899.0 million based on 2007 test year volumes. The approved rate base includes the Sugar Creek Generating Station. Among other findings, the IURC also approved revised depreciation accrual rates for electric and common plant, amortization of deferrals, and two new tracking mechanisms, a Resource Adequacy Tracker and RTO Tracker. The IURC also found that Northern Indiana, before declaring or paying any dividends to NiSource must provide the IURC notice at least 20 business days prior. Northern Indiana provided such notice prior to making any dividend declaration subsequent to the receipt of the August 25, 2010 rate order.
Consistent with Northern Indiana’s proposal, the IURC also approved a rate base that excludes Dean H. Mitchell Generating Station and Michigan City Generating Station Units 2 and 3. In accordance with ASC 980, Northern Indiana retired the Dean H. Mitchell Generating Station and Michigan City Generating Station Units 2 and 3 during the third quarter of 2010 as the stations are no longer used and useful. As a result of the order, construction work in progress, materials and supplies and base coal of $0.6 million, $2.9 million and $0.8 million, respectively were expensed during the third quarter of 2010 as there were no remaining future economic benefits associated with these assets.
Some parties sought reconsideration and/or rehearing of specific aspects of the case. On April 25, 2011 the IURC issued a docket entry to extend the deemed denied date for reconsideration and/or rehearing to be 30 days following the IURC’s Order on Northern Indiana’s November 19, 2010 petition for new electric base rates and charges. Several parties have also filed an appeal of the IURC order to the Indiana Court of Appeals. The appeals are still pending.
As part of the order, the IURC required Northern Indiana to file a compliance filing with updated tariffs and Northern Indiana made such filing on September 14, 2010. New rates cannot be implemented until the IURC approves the filed tariff. On April 25, 2011 the IURC issued a docket entry to suspend the compliance filing schedule. Based on this docket entry, Northern Indiana does not believe that rates from the August 25, 2010 IURC order will be implemented.
Northern Indiana filed a petition for reconsideration with the IURC on September 14, 2010 to clarify that the effective date of certain aspects of the 2008 case including the new depreciation rates, commencement of amortization of deferred balances and discontinuance of further regulatory deferrals and the $55.0 million bill credit should coincide with the IURC’s approval of new customer rates. On October 22, 2010, the IURC issued a docket entry clarifying that this interpretation is correct.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On November 19, 2010, Northern Indiana filed a petition for new electric base rates and charges. The filing requests an increase in base rates calculated to produce additional gross revenue of $75.7 million when compared to a normalized test year ended June 30, 2010. This is calculated to provide the opportunity to earn a return of 7.70% on net original cost rate base of $2,706 million. If approved, the rates from this new petition would replace any other existing rates, including those that may be approved by effect of the August 25, 2010 rate order. The proposed rates would ease bill impacts on residential customers, while still allowing Northern Indiana to continue investing in service, reliability and infrastructure improvements. Northern Indiana filed the proceeding under the IURC’s minimum standard filing requirements prescribing timeframes for issuance of an order if required information is supplied as part of the rate case filing. The IURC held its prehearing conference on December 17, 2010 and issued a prehearing conference order on January 5, 2011. The parties agreed to and the IURC ordered a procedural schedule that includes a bifurcated hearing. The evidentiary hearing on the revenue requirement portion of Northern Indiana’s case-in-chief was held on February 28 — March 4, 2011, and the evidentiary hearing on the cost allocation portion of the case is scheduled for the week of May 16, 2011. If fully litigated, the remainder of the evidentiary hearing is scheduled for the weeks of September 7, 2011 and September 12, 2011, with briefing concluding in November 2011, and an order anticipated in early 2012 with the implementation of new rates anticipated in the first quarter of 2012.
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and debt-based carrying costs associated with the $330 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO. The Sugar Creek investment was included in the rate base as part of the IURC’s August 25, 2010 rate order. Northern Indiana will continue to defer depreciation expenses and debt-based carrying costs associated with the $330.0 million Sugar Creek investment until the IURC’s approval and implementation of new customer rates. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The IURC also approved a five year amortization of balances that were deferred as of December 31, 2009 and such amortization will commence with the IURC’s approval and implementation of new customer rates. The same treatment was requested in the 2010 Electric rate case filing.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC approval and implementation of new customer rates. Credits amounting to $13.0 million and $14.2 million were recognized for electric customers for the first quarter of 2011 and 2010, respectively.
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
MISO. As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. Northern Indiana proposed recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the IURC’s approval of new customer

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
rates. During the first quarter of 2011 and 2010, MISO costs of $2.6 million and $1.9 million were deferred, respectively. As of March 31, 2011, Northern Indiana had deferred a total of $39.2 million of MISO costs. In the rate order issued on August 25, 2010, the IURC approved an RTO tracker for recovery of MISO non-fuel costs and revenues and off-system sales sharing and ordered that purchased power costs and fuel-related MISO charge types be recovered in the FAC. The IURC also approved a purchase capacity tracker referred to as the Resource Adequacy Tracker. The implementation of such trackers coincides with the IURC’s approval and implementation of new customer rates.
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
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana. Various interveners, including the OUCC, had taken issue with the allocation of costs included in Northern Indiana’s FAC-80, FAC-81 and FAC-82, which cover the reconciliation of April — December 2008. The IURC granted a sub-docket to consider such issues in those filings. The intervening parties and Northern Indiana discussed procedures to eliminate these concerns and to resolve them for the historical periods. On November 4, 2009 the IURC approved a settlement agreement which called for a credit of $8.2 million to be provided to FAC customers beginning in November 2009, less any amount for attorney’s fees and expenses. This credit was completed in January 2011.
As part of a settlement agreement which resolved issues surrounding purchased power costs, Northern Indiana implemented a new “benchmarking standard,” that became effective in October 2007, which defines the price above which purchased power costs must be absorbed by Northern Indiana and are not permitted to be passed on to ratepayers. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana and a set sharing mechanism. The agreement also contemplated Northern Indiana adding generating capacity to its existing portfolio by providing for the benchmark to be adjusted as new capacity is added. The dispatch of Sugar Creek into MISO on December 1, 2008 triggered a change in the benchmark, whereby the first 500 mw tier of the benchmark provision was eliminated. During the first quarter of 2011 and 2010, the amount of purchased power costs exceeding the benchmark amounted to zero and $0.1 million, respectively, which was recognized as a net reduction of revenues.
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
The IURC has authorized Northern Indiana to recover costs relating to qualified pollution control projects estimated to cost $514 million, which includes new projects at the R.M. Schahfer Generating Station approved by the IURC’s December 29, 2010 Order. On February 4, 2011 Northern Indiana filed ECR-17 and EER-8, which included $281

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
million (capital expenditure net of accumulated depreciation) of such capital costs and operating and maintenance expenses of $27 million for the year ended December 31, 2010. On March 22, 2011, Northern Indiana filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
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
Commodity Price Risk Programs NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs where variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate this gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases or sales by economically hedging the various gas cost components by using a combination of futures, options, forward physical contracts, basis swap contracts or other derivative contracts. Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These commodity price risk programs and their respective accounting treatment are described below.
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
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are marked-to-market with all associated gains and losses recognized to income. NiSource established reserves of $5.1 million at March 31, 2011 and $6.4 million at December 31, 2010, against certain of these physical sale contract derivatives. These amounts represent reserves related to the creditworthiness of certain customers, the fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value gain of approximately $121.4 million at March 31, 2011 and $154.4 million at December 31, 2010, while the financial derivative contracts marked-to-market had a fair value loss of $118.1 million at March 31, 2011 and $137.5 million at December 31, 2010. The $137.5 million loss at December 31, 2010 did not include approximately $10.3 million of January 2011 financial positions as these positions were settled in December 2010.
Commodity price risk program derivative contracted gross volumes are as follows:

	March 31, 2011	December 31, 2010

Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	26.4	28.4
Price Protection Service program derivatives (MMDth)	0.9	1.6
DependaBill program derivatives (MMDth)	0.2	0.4
Regulatory incentive program derivatives (MMDth)	3.9	2.0
Gas marketing program derivatives (MMDth)(a)	39.4	48.2
Gas marketing forward physical derivatives (MMDth)(b)	38.1	48.0
Electric energy program FTR derivatives (mw)	3,386.7	8,279.1

(a)	Basis contract volumes not included in the above table were 33.7 MMDth and 42.0 MMDth as of March 31, 2011 and December 31, 2010, respectively.

(b)	Basis contract volumes not included in the above table were 41.7 MMDth and 52.1 MMDth as of March 31, 2011 and December 31, 2010, respectively.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of March 31, 2011, NiSource had $7.2 billion of outstanding debt, of which $500.0 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of March 31, 2011, accumulated other comprehensive loss includes $12.5 million related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.
As of March 31, 2011, NiSource holds a 47.5% interest in Millennium. During 2008, Millennium entered into various interest rate swap agreements in order to protect against the risk of increasing interest rates. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million; $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee and cash settled the interest rate hedges. These interest rate hedges were accounted for as cash flow hedges by Millennium. As it reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss is $20.9 million, net of tax. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates at the Condensed Statements of Consolidated Income.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

	March 31,	December 31,
Asset Derivatives (in millions)	2011	2010
Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$—	$—
Price risk management assets (noncurrent)	50.9	61.1

Total derivatives designated as hedging instruments	$50.9	$61.1

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$134.1	$159.5
Price risk management assets (noncurrent)	137.4	179.2

Total derivatives not designated as hedging instruments	$271.5	$338.7

Total Asset Derivatives	$322.4	$399.8

	March 31,	December 31,
Liability Derivatives (in millions)	2011	2010
Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$0.7	$1.0
Price risk management liabilities (noncurrent)	0.1	0.2

Total derivatives designated as hedging instruments	$0.8	$1.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$145.4	$172.9
Price risk management liabilities (noncurrent)	135.4	181.4

Total derivatives not designated as hedging instruments	$280.8	$354.3

Total Liability Derivatives	$281.6	$355.5

The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:
Derivatives in Cash Flow Hedging Relationships
Three Months Ended, (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	March 31,	March 31,	into Income (Effective	March 31,	March 31,
Hedging Relationships	2011	2010	Portion)	2011	2010

Commodity price risk programs	$0.5	$(3.3)	Cost of Sales	$0.6	$0.5
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.7)	—

Total	$0.9	$(2.9)		$(0.1)	$0.5

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Three Months Ended, (in millions):

Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income on Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in Cash Flow Hedging	and Amount Excluded from	Testing)
Relationships	Effectiveness Testing)	March 31, 2011	March 31, 2010

Commodity price risk programs	Cost of Sales	$—	$—
Interest rate risk activities	Interest expense, net	—	—

Total		$—	$—

It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $0.4 million of loss, net of taxes.
Derivatives in Fair Value Hedging Relationships
Three Months Ended, (in millions)

		Amount of (Loss) Gain Recognized
Derivatives in Fair Value Hedging	Location of (Loss) Gain Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	March 31, 2011	March 31, 2010

Interest rate risk activities	Interest expense, net	$(10.3)	$2.1

Total		$(10.3)	$2.1

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	March 31, 2011	March 31, 2010

Fixed-rate debt	Interest expense, net	$10.3	$(2.1)

Total		$10.3	$(2.1)

Derivatives not designated as hedging instruments
Three Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
	Location of Gain (Loss)	(Loss) Recognized in Income on
Derivatives Not Designated as Hedging	Recognized in	Derivatives *
Instruments	Income on Derivatives	March 31, 2011	March 31, 2010

Commodity price risk programs	Gas Distribution revenues	$(21.7)	$(21.0)
Commodity price risk programs	Other revenues	10.6	77.2
Commodity price risk programs	Cost of Sales	(2.4)	(71.2)

Total		$(13.5)	$(15.0)

*	For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $22.6 million and $20.7 million for the first quarter of 2011 and 2010, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource has not reclassified earnings from accumulated other comprehensive income to Cost of Sales due to the probability that certain forecasted transactions would not occur for the three months ended March 31, 2011 and 2010.
NiSource’s derivative instruments measured at fair value as of March 31, 2011 and December 31, 2010 do not contain any credit-risk-related contingent features.
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
NiSource had $148.9 million and $198.3 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2011 and December 31, 2010, respectively.
10. Fair Value Disclosures
A. Fair Value Measurements.
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
March 31, 2011 (in millions)	(Level 1)	(Level 2)	(Level 3)	March 31, 2011

Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$126.5	$—	$126.5
Financial price risk programs	142.6	2.2	0.2	145.0
Interest rate risk activities	—	50.9	—	50.9
Available-for-sale securities	40.3	38.1	—	78.4

Total	$182.9	$217.7	$0.2	$400.8

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$2.6	$—	$2.6
Financial price risk programs	276.4	2.3	0.3	279.0

Total	$276.4	$4.9	$0.3	$281.6

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
December 31, 2010 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$161.4	$—	$161.4
Financial price risk programs	173.8	3.2	0.3	177.3
Interest rate risk activities	—	61.1	—	61.1
Available-for-sale securities	43.5	37.9	—	81.4

Total	$217.3	$263.6	$0.3	$481.2

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$3.6	$—	$3.6
Financial price risk programs	348.5	3.3	0.1	351.9

Total	$348.5	$6.9	$0.1	$355.5

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
Price risk management assets also include fixed-to-floating interest-rate swaps, which are designated as fair value hedges, as a means to achieve NiSource’s targeted level of variable-rate debt as a percent of total debt. NiSource uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy. Credit risk is considered in the fair value calculation of the interest rate swap.
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at March 31, 2011 and December 31, 2010 were:

	Amortized	Total	Total	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, March 31, 2011
U.S. Treasury and Other Governmental Agencies	$40.4	$0.5	$(0.6)	$40.3
Corporate/Other	37.3	1.0	(0.2)	38.1

Total Available-for-sale debt securities	$77.7	$1.5	$(0.8)	$78.4

	Amortized	Total	Total	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, Dec. 31, 2010
U.S. Treasury and Other Governmental Agencies	$43.4	$0.6	$(0.5)	$43.5
Corporate/Other	36.1	2.0	(0.2)	37.9

Total Available-for-sale debt securities	$79.5	$2.6	$(0.7)	$81.4

For the three months ended March 31, 2011 and 2010, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.1 million and zero, respectively. For the three months ended March 31, 2011 and 2010, the realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.5 million and $0.4 million, respectively.
The cost of maturities sold is based upon specific identification. At March 31, 2011, approximately $1.0 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At March 31, 2011, approximately $1.1 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
NiSource adopted the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 during the first quarter of 2011. The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010:

	Financial
	Transmission	Other
Three Months Ended March 31, 2011 (in millions)	Rights	Derivatives	Total

Balance as of January 1, 2011	$—	$0.2	$0.2

Total gains or (losses) (unrealized/realized) Included in regulatory assets/liabilities	—	(0.4)	(0.4)
Purchases	—	(0.4)	(0.4)
Settlements	—	0.5	0.5

Balance as of March 31, 2011	$—	$(0.1)	$(0.1)

Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2011	$—	$(0.9)	$(0.9)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Financial
	Transmission	Other
Three Months Ended March 31, 2010 (in millions)	Rights	Derivatives	Total

Balance as of January 1, 2010	$1.9	$0.2	$2.1

Total gains or losses (unrealized/realized) Included in regulatory assets/liabilities	—	—	—
Purchases	—	(0.6)	(0.6)
Settlements	(1.0)	0.3	(0.7)

Balance as of March 31, 2010	$0.9	$(0.1)	$0.8
Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2010	$—	$—	$—

As discussed in Note 9, as part of the MISO Day 2 initiative, Northern Indiana obtains FTRs, which help to offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are classified as Level 3 and reflected in the table above. FTRs are valued using a valuation model based on the value of allocated ARRs and forecasted congestion costs. Since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. Northern Indiana also writes options for regulatory incentive purposes which are also considered Level 3 valuations. Realized gains and losses for these Level 3 recurring items are included in income within Cost of Sales on the Condensed Statements of Consolidated Income (unaudited). Unrealized gains and losses from Level 3 recurring items are included within Regulatory assets or Regulatory liabilities on the Condensed Consolidated Balance Sheets (unaudited).
Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the first three months of 2011 and 2010.
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
Investments. NiSource has corporate owned life insurance which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at March 31, 2011 and December 31, 2010 were $26.9 million and $26.0 million, respectively.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount as of	Value as of	Amount as of	Value as of
(in millions)	March 31, 2011	March 31, 2011	Dec. 31, 2010	Dec. 31, 2010

Long-term investments	$27.6	$26.3	$26.7	$25.4
Long-term debt (including current portion)	5,964.0	6,513.7	5,970.3	6,482.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11. Transfers of Financial Assets
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). The maximum amount of debt that can be recognized related to NiSource’s accounts receivable programs is $475 million.
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and RBS. On October 22, 2010, the agreement was renewed with an amendment reducing the maximum seasonal program limit from $275 million to $200 million. The amended agreement expires on October 21, 2011, and can be renewed if mutually agreed to by all parties. As of March 31, 2011, $200.0 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. On October, 22, 2010, the agreement was renewed, having a new scheduled termination date of August 31, 2011, and can be further renewed if mutually agreed to by both parties. As of March 31, 2011, $200.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 14, 2011, the agreement was renewed, having a new scheduled termination date of March 13, 2012, and can be further renewed if mutually agreed to by both parties. As of March 31, 2011, $75.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2011 and December 31, 2010 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	March 31, 2011	December 31, 2010

Gross Receivables	$706.9	$655.6
Less: Receivables not transferred	231.9	380.6

Net receivables transferred	$475.0	$275.0

Short-term debt due to asset securitization	$475.0	$275.0

During the first quarter of 2011 and 2010, $1.5 million and $1.9 million of fees associated with the securitization transactions were recorded as interest expense. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.
12. Goodwill Assets
In accordance with the provisions for goodwill accounting under GAAP, NiSource tests its goodwill for impairment annually as of June 30 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined by the FASB.
NiSource’s goodwill assets at March 31, 2011 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, the goodwill balances at March 31, 2011 for Northern Indiana Fuel and Light and Kokomo Gas were $13.3 million and $5.5 million, respectively.
The test performed at June 30, 2010 indicated that the fair value of each of the reporting units that carry or are allocated goodwill exceeded their carrying values, indicating that no impairment exists under Step 1 of the annual impairment test.
NiSource considered whether there were any events or changes in circumstances during the first quarter of 2011 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require goodwill impairment testing during the first quarter.
13. Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2011 and 2010, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2011 and March 31, 2010 were 34.5% and 35.8%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The decrease in the effective tax rate of 1.3% in the first quarter of 2011 versus first quarter of 2010 is due primarily to reductions in tax expense in 2011 to reflect utility rate-making flow through taxes in the State of Pennsylvania.
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource’s obligation to reduce income taxes collected in future rates. ASC Topic 740 — Income Taxes requires the impact of a change in

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability. There was no impact on income tax expense recorded in the Condensed Statements of Consolidated Income (unaudited) for the first three months of 2011.
There were no material changes recorded in the first quarter of 2011 to NiSource’s uncertain tax positions as of December 31, 2010.
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
NiSource expects to make contributions of approximately $149.7 million to its pension plans and approximately $49.3 million to its postretirement medical and life plans in 2011, which could change depending on market conditions. For the three months ended March 31, 2011, NiSource has contributed $90.7 million to its pension plans and $10.8 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the three months ended March 31, 2011 and 2010:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended March 31, (in millions)	2011	2010	2011	2010

Components of Net Periodic Benefit Cost
Service cost	$9.4	$9.7	$2.5	$2.4
Interest cost	29.9	31.4	9.6	10.3
Expected return on assets	(41.8)	(35.9)	(6.7)	(5.8)
Amortization of transitional obligation	—	—	0.3	0.3
Amortization of prior service cost	0.1	0.5	(0.1)	(0.1)
Recognized actuarial loss	13.9	14.5	1.7	1.5

Total Net Periodic Benefit Costs	$11.5	$20.2	$7.3	$8.6

For the quarters ended March 31, 2011 and 2010, pension and other postretirement benefit cost of approximately $7.1 million and $3.1 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.
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
At March 31, 2011, consistent with prior periods, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. Based on the newly adopted guidance on the consolidation of variable interest entities, these investments met the definition of a VIE. As of March 31, 2011, NiSource is a 99% limited partner with a net investment of approximately $0.7 million. Consistent with prior periods, NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low income housing properties. At March 31, 2011, gross assets of the low income housing real estate investments in continuing operations were $28.3 million. Current and non-current assets were $0.7 million and $27.6 million, respectively. As of March 31, 2011, NiSource recorded long-term debt of approximately $10.8 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.4 million of the assets are restricted to settle the obligations of the entity.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, Northern Indiana had not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if Northern Indiana is the primary beneficiary. Northern Indiana will continue to request the information required to determine whether Pure Air is a VIE. Northern Indiana has no exposure to loss related to the service agreement with Pure Air.
16. Long-Term Debt
On December 8, 2010, NiSource Finance issued $250.0 million of 6.25% senior unsecured notes that mature December 15, 2040.
On December 1, 2010, NiSource Finance announced that it was commencing a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.80% notes due 2019. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2019 notes were accepted. On December 14, 2010, NiSource Finance announced that approximately $272.9 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered. Based upon the principal amount of the 2016 notes tendered, NiSource Finance increased the maximum aggregate principal amount of 2016 notes it would purchase from $250.0 million to $325.0 million and terminated the portion of the tender offer related to its 6.80% notes due 2019. On December 30, 2010, NiSource Finance announced that $273.1 million of these notes were successfully tendered. In accordance with the provisions of ASC 470, Debt, NiSource determined

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the new 6.25% notes due 2040 to be substantially different from the old debt instrument, and therefore the transaction qualified as a debt extinguishment. NiSource recorded a $96.7 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.
On November 15, 2010, NiSource Finance redeemed $681.8 million of its 7.875% unsecured notes.
17. Short-Term Borrowings
On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility has a termination date of March 3, 2015 and replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The purpose of the facility is to fund ongoing working capital requirements and for general corporate purposes, including commercial paper liquidity, and provides for the issuance of letters of credit. At March 31, 2011, NiSource had $788.0 million of outstanding borrowings under this facility.
As of March 31, 2011 and December 31, 2010, NiSource had $32.5 million of stand-by letters of credit outstanding, of which $14.2 million was under the revolving credit facility.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheet (unaudited) in the amount of $475.0 million as of March 31, 2011. Refer to Note 11, “Transfers of Financial Assets,” for additional information.

	March 31,	December 31,
(in millions)	2011	2010

Credit facilities borrowings weighted average interest rate of a 2.10% and 0.78% at March 31, 2011 and December 31, 2010, respectively	$788.0	$1,107.5
Accounts receivable securitization facility borrowings	475.0	275.0

Total short-term borrowings	$1,263.0	$1,382.5

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
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason and no further awards are permitted to be granted under the 1994 Plan or the Director Plan. The types of awards authorized under the Omnibus Plan do not significantly differ from those previously allowed under the 1994 Plan. At March 31, 2011, there were 7,949,541 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $3.0 million and $2.2 million during the first three months of 2011 and 2010, respectively, as well as related tax benefits of $1.0 million and $0.8 million, respectively.
As of March 31, 2011, the total remaining unrecognized compensation cost related to nonvested awards amounted to $22.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Stock Options. As of March 31, 2011, approximately 3.5 million options were outstanding and exercisable with a weighted average strike price of $21.93. The strike price of all issued options was above the market price of NiSource stock as of March 31, 2011.
Restricted Awards. In the first quarter of 2011, NiSource granted 113,314 restricted stock units, subject to service conditions. The total grant date fair value of the restricted units was $1.9 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 109,405 units lapse on January 2014 when 100% of the shares vest. If before January 2014, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. The service conditions lapse for the remaining 3,909 units between March 2012 and March 2014. As of March 31, 2011, 695,391 nonvested restricted stock units were granted and outstanding.
Contingent Stock Units. In the first quarter of 2011, NiSource granted 705,431 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $11.2 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures. The service conditions lapse on January 31, 2014 when 100% of the shares vest. If the employee terminates employment before January 31, 2014 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of March 31, 2011, 2,272,719 nonvested contingent stock units were granted and outstanding.
Non-employee Director Awards. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Restricted stock units granted to non-employee directors vest immediately and are payable six months following separation from service on the Board. As of March 31, 2011, 65,363 restricted stock units had been issued under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan, the “Director Plan”. All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of March 31, 2011, 281,455 restricted stock units remain issued under the Director Plan and as noted above no further shares may be issued under the Director Plan.
401(k) Match and Profit Sharing. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results. For the three months ended March 2011 and 2010, NiSource recognized 401(k) match and profit sharing expense of $3.9 million and $5.3 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
19. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at March 31, 2011 and the years in which they expire were:

(in millions)	Total	2011	2012	2013	2014	2015	After

Guarantees of subsidiaries debt	$5,430.9	$—	$315.0	$545.0	$500.0	$230.0	$3,840.9
Guarantees supporting commodity transactions of subsidiaries	152.2	51.5	18.8	—	—	80.0	1.9
Accounts receivable securitization	475.0	475.0	—	—	—	—	—
Lines of credit	788.0	788.0	—	—	—	—	—
Letters of credit	32.5	12.2	19.1	0.2	1.0	—	—
Other guarantees	322.4	2.0	12.6	223.1	32.2	—	52.5

Total commercial commitments	$7,201.0	$1,328.7	$365.5	$768.3	$533.2	$310.0	$3,895.3

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
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to approximately $152.2 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit and Accounts Receivable Advances. On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The new facility has a termination date of March 3, 2015. The purpose of the facility is to fund ongoing working capital requirements and for general corporate purposes, including commercial paper liquidity, and provides for the issuance of letters of credit. At March 31, 2011, NiSource had $788.0 million in borrowings under its four-year revolving credit facility and $475.0 million outstanding under its accounts receivable securitization agreements. At March 31, 2011, NiSource issued stand-by letters of credit of approximately $32.5 million for the benefit of third parties. See Note 17, “Short-term Borrowings,” for additional information.
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2011. These guarantees are due to expire in June 2013.

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
In connection with Millennium’s refinancing of its long-term debt in August 2010, NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the Millennium notes offering. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource recorded an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of March 31, 2011.
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
Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement. The letter of credit was terminated on December 29, 2010. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of March 31, 2011, NiSource has contributed a total of $337.5 million into the qualified settlement fund, $330.5 million of which was contributed prior to December 31, 2010. As of March 31, 2011, $1.3 million of the maximum settlement liability has not been paid. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator, however, NiSource does not expect these additional payments to be material.
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
In June 2009, the parties to the Thacker litigation presented a Settlement Agreement to the Court for preliminary approval, which provides for a settlement amount of $28.8 million. NiSource has fully reserved for the entire settlement amount. The court granted the Motion for Preliminary Approval and held a fairness hearing on November 10, 2009. On March 3, 2010 the Court granted final approval of the settlement and on March 31, 2010, Poplar Creek filed a notice of appeal of that approval with the Sixth Circuit. On February 17, 2011, the Sixth Circuit affirmed the lower court’s approval of the settlement.
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
Northern Indiana, EPA, the Department of Justice, and IDEM have agreed to settle the NOV. The parties’ settlement is memorialized in a consent decree that was lodged in the United States District Court for the Northern District of Indiana on January 13, 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell. Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new sulfur dioxide (“SO2”) control devices and one new nitrogen oxide (“NOx”) control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related capital improvements at $570 to

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
$840 million, which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.
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
As of March 31, 2011 and December 31, 2010, NiSource had recorded reserves of approximately $79.7 million and $79.8 million, respectively, to cover environmental remediation at various sites. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
If a Federal or state comprehensive climate change bill were to be enacted into law, the impact on NiSource’s financial performance would depend on a number of factors, including the overall level of required GHG reductions, the renewable energy targets, the degree to which offsets may be used for compliance, the amount of recovery allowed from customers, and the extent to which NiSource would be entitled to receive CO 2 allowances at no cost. Comprehensive Federal or state GHG regulation could result in additional expense or compliance costs that may not be fully recoverable from customers and could materially impact NiSource’s financial results.
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
Ozone (eight hour): On March 12, 2008, the EPA announced the tightening of the eight-hour ozone NAAQS. EPA has yet to announce the classification structure and the corresponding attainment dates for the new standard. On September 16, 2009, the EPA announced it would reconsider the March 2008 tightening of the ozone NAAQS and if needed promulgate more stringent standards. If the standards are tightened and area designations subsequently changed, new SIPs will need to be developed by the states within three years to bring the nonattainment areas into compliance. NiSource will continue to monitor this matter and cannot estimate the impact of the rules at this time.
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some NiSource combustion sources. EPA will designate areas that do not meet the new standard beginning in 2012. States with areas that do not meet the standard will need to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances emissions from some existing NiSource combustion sources may need to be assessed and compared to the revised NO2 standards before areas are designated. Petitions challenging the rule have been filed by various parties. NiSource will continue to monitor this matter and cannot estimate the impact of the rules at this time.
National Emission Standard for Hazardous Air Pollutants. On August 20, 2010, the EPA revised national emission standards for hazardous air pollutants for certain stationary reciprocating internal combustion engines. Compliance requirements vary by engine type and will generally be required within three years. NiSource is continuing its evaluation of the cost impacts of the final rule and estimates the cost of compliance to be $20 to $25 million.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Gas Transmission and Storage Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. Remediation liabilities have been established on a number of facilities and NiSource is expected to complete the discovery phase of a study to evaluate the remediation of the remaining facilities.
One of the facilities subject to the 1995 AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. Pursuant to the Remedial Action Work Plan, Columbia Transmission completed a project that stabilized residual oil contained in soils at the site and in sediments in an adjacent stream. Columbia Transmission continues to monitor the site subject to EPA oversight. On April 23, 2009, PADEP issued an NOV to Columbia Transmission, alleging that the remediation did not fully address the contamination. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid Waste Management Act and includes a proposed penalty of $1 million. Columbia Transmission is unable to estimate the likelihood or cost of potential penalties or additional remediation at this time.
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of these capital improvements is estimated to be $570 to $840 million. Additional capital improvements associated with the proposed Transport Rule and the Utility Hazardous Air Pollutants Rule are estimated to be $0 to $90 million. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.
Sulfur dioxide: On December 8, 2009, the EPA revised the SO2 NAAQS by adopting a new 1-hour primary NAAQS for sulfur dioxide (SO2). EPA expects to designate areas that do not meet the new standard by mid 2012. States with such areas would have until 2014 to develop attainment plans with compliance required by 2017. Northern Indiana will continue to monitor developments in these matters but does not anticipate a material impact.
Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2010, the EPA released its new Transport Rule proposal, which would replace CAIR upon finalization. The EPA anticipates the rule will become effective in 2011. The proposal contains three different approaches to govern emissions of sulfur dioxide and nitrogen oxides from electric generating units. The cost impact of the Transport Rule would depend upon the specific requirements enacted. Northern Indiana will continue to monitor this matter but cannot estimate the cost of compliance at this time.
Utility Hazardous Air Pollutants: On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA is pursuing a new Section 112 rulemaking to establish MACT standards for electric utilities. EPA announced its proposal on March 16, 2011 and intends to finalize the rule by November 2011. Northern Indiana will continue its evaluation and monitor this matter.
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
The parties’ settlement is memorialized in a consent decree that was lodged in the United States District Court for the Northern District of Indiana on January 13, 2011 and is expected to be finalized in 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new scrubbers to control sulfur dioxide (“SO2”) and one new nitrogen oxide (“NOx”) control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate matter, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related capital improvements at $570 to $840 million which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.
Water
The Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures, became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. Various court challenges and EPA responses ensued. The EPA announced a proposed rule and is obligated to finalize a rule in 2012. Northern Indiana will continue to monitor this matter but cannot estimate the cost of compliance at this time.
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
On June 21, 2010, EPA published a proposed rule for coal combustion residuals through the RCRA. The proposal outlines multiple regulatory approaches that EPA is considering. These proposed regulations could negatively affect Northern Indiana’s ongoing byproduct reuse programs and would impose additional requirements on its management of coal combustion residuals. Northern Indiana will continue to monitor developments in this matter but cannot estimate the cost of compliance at this time.
Other Operations.
Waste
NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of their former operations. Four sites are associated with former propane operations and ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with EPA to address petroleum residue in soil and groundwater.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
20. Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

(in millions)	March 31, 2011	December 31, 2010

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$5.6	$6.1
Tax expense on unrealized gains on securities	(2.2)	(2.4)
Unrealized losses on cash flow hedges	(54.6)	(56.4)
Tax benefit on unrealized losses on cash flow hedges	20.9	21.6
Unrecognized pension and OPEB costs	(42.5)	(43.3)
Tax benefit on unrecognized pension and OPEB costs	16.1	16.5

Total Accumulated Other Comprehensive Loss, net of taxes	$(56.7)	$(57.9)

Equity Investment
During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420.0 million with seven counterparties. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. These interest rate swap derivatives were accounted for as cash flow hedges by Millennium. As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss recorded is $20.9 million, net of tax. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates at the Condensed Statements of Consolidated Income. The unrealized losses of $20.9 million and $21.1 million as of March 31, 2011 and December 31, 2010, respectively, are included in unrealized losses on cash flow hedges above.
21. Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At March 31, 2011, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

Three Months Ended March 31, (in millions)	2011	2010

REVENUES
Gas Distribution Operations
Unaffiliated	$1,584.8	$1,545.4
Intersegment	0.7	5.8

Total	1,585.5	1,551.2

Gas Transmission and Storage Operations
Unaffiliated	213.4	194.5
Intersegment	42.0	62.1

Total	255.4	256.6

Electric Operations
Unaffiliated	348.8	319.8
Intersegment	0.2	0.2

Total	349.0	320.0

Corporate and Other
Unaffiliated	85.2	298.6
Intersegment	110.5	106.8

Total	195.7	405.4

Eliminations	(153.4)	(174.9)

Consolidated Revenues	$2,232.2	$2,358.3

Operating Income
Gas Distribution Operations	$241.6	$235.1
Gas Transmission and Storage Operations	118.5	125.9
Electric Operations	43.2	45.1
Corporate and Other	(4.1)	(2.9)

Consolidated Operating Income	$399.2	$403.2

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
22. Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, (in millions)	2011	2010

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Accrued capital expenditures	$58.7	$40.1
Change in equity investments related to unrealized (losses) gains	—	(5.2)
Stock issuance to employee saving plans	9.6	5.4
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$140.9	$137.3
Cash paid for income taxes	0.7	1.0

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, and the matters set forth in the “Risk Factors” section of NiSource’s 2010 Form 10-K, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
For the three months ended March 31, 2011, NiSource reported income from continuing operations of $204.8 million, or $0.73 per basic share, compared to $197.4 million, or $0.71 per basic share reported for the same period in 2010.
The increase in income from continuing operations was due primarily to the following items:
•	Electric Operations’ net revenues increased $12.4 million primarily due to increased industrial usage and margins resulting from improved economic conditions.

•	Depreciation and amortization decreased $10.9 million primarily due to new approved rates at Northern Indiana’s Gas Distribution operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	NiSource incurred lower interest expense of $9.0 million primarily due to long-term debt maturities and the tender offer repurchase of long-term debt.
These increases were partially offset by the following:
•	Operation and maintenance expenses, excluding trackers of $21.7 million, increased $14.6 million as a result of higher employee and administrative expenses and increased outside service costs.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Platform for Growth
NiSource’s business plan will continue to center on commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; and financial management of the balance sheet.
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
Northern Indiana’s utilities are focused on a number of initiatives to enhance customer service and reliability, modernize rate structures, and position the company for future growth. Following are the key initiatives for Northern Indiana:
•	Northern Indiana remains on track to establish new electric base rates by late 2011 or early 2012. While the formal rate case process continues to move forward, Northern Indiana is actively engaged in settlement discussions with all of its stakeholders and remains committed to seeking a collaborative, mutually agreeable resolution.

•	During the first quarter of 2011, Northern Indiana also launched two significant new customer programs designed to encourage energy savings and efficiency. One program, targeted at commercial and industrial customers, offers financial incentives for the completion of cost-effective energy projects involving the installation of new, high-efficiency equipment or systems. The other provides tools to encourage reduction in energy consumption and cost savings.

•	Northern Indiana continues to advance environmental investments at its coal-generating stations in Northern Indiana. These investments represent a significant opportunity to create hundreds of jobs, improve the environment, generate earnings growth and enhance the overall economic vitality of the region. Spending upward of $600 million over the next six to eight years, the company will soon complete the engineering phase for a Flue Gas Desulfurization unit at its Schahfer generating station and plans to start construction in the next few months.
NiSource’s Gas Distribution Operations continues to execute its strategy of combining long-term infrastructure replacement programs with complementary regulatory initiatives.
•	Columbia of Pennsylvania continues to advance a base rate case filed in January 2011 with the Pennsylvania Public Utility Commission. The case, which seeks enhanced revenues of approximately $38 million, will support the company’s infrastructure and modernization efforts, introduces a new rate design for residential customers, introduces new programs for senior citizen customers and a pilot energy efficiency program. New rates are expected to become effective in the fourth quarter of 2011.

•	As part of its ongoing infrastructure improvement and modernization effort, Columbia of Pennsylvania launched a two-year, $20 million investment to install Automated Meter Reading (AMR) devices on the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
company’s residential and commercial natural gas meters. Program investments are included in the January 2011 base rate filing. Already, nearly one million devices are installed across NiSource’s natural gas distribution companies.

•	Columbia of Kentucky, Columbia of Massachusetts, Columbia of Ohio and Columbia of Pennsylvania accelerated significant infrastructure modernization program investments during the first quarter of 2011. The companies’ ongoing infrastructure programs, which began more than three years ago, proactively and systematically replace portions of the natural gas distribution system to help ensure continued safe and reliable service.

•	Columbia of Virginia’s Bear Garden expansion project, completed in July of last year, will provide ongoing service to Dominion Virginia Power’s 580-megawatt gas-fired power station in Buckingham County, Va., once it is put into commercial service during the second quarter of 2011.

•	Northern Indiana reached a settlement agreement on February 24, 2011 with stakeholders to combine Northern Indiana and NiSource’s two other Indiana-based natural gas utilities into one entity. If approved by the IURC, the consolidation would enable Northern Indiana Fuel and Light and Kokomo Gas customers to take advantage of the same programs, products and services currently offered to Northern Indiana customers.
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
•	In the Marcellus region, customer-driven infrastructure projects continued to advance, including the Clendenin, Line WB, Smithfield and Southern Appalachia projects, which together will offer more than 500,000 Dth per day of firm transportation for producers in the region. A significant portion of the capacity for the projects is already secured through long-term firm contracts or binding precedent agreements with prospective shippers.

•	Columbia Gulf completed its East Lateral project, an investment of approximately $5 million that modified existing facilities to provide up to 300,000 Dth per day of additional firm transportation service. The project will be placed into service in May 2011.

•	On April 15, 2011, Millennium completed a binding open season for two mainline expansion projects to provide incremental firm transportation capacity to northeast markets. Prior to the open season, Millennium executed binding precedent agreements with two anchor shippers. The proposed expansion and the results of the open season are currently being evaluated.

•	A complementary component of Gas Transmission and Storage Operations’ Marcellus growth strategy is investing in the infrastructure needed to serve new gas-fired electric generation markets. One such project involves an investment by Gas Transmission and Storage Operations to provide 250,000 Dth per day of firm long-term transportation to serve a new, large gas-fired generating station in the mid-Atlantic region. The project is targeted to be placed in service in 2014.

•	In connection with its November 2010 general rate case filing with the Federal Energy Regulatory Commission, Columbia Gulf plans to place new rates into effect, subject to refund, starting May 1, 2011. Columbia Gulf and the parties to the case are actively engaged in discussions to resolve the case via settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Financial Management of the Balance Sheet
On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The purpose of the new facility is to fund ongoing working capital requirements and for general corporate purposes, including commercial paper liquidity.
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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended March 31, 2011
Net Income
NiSource reported net income of $205.2 million, or $0.73 per basic share, for the three months ended March 31, 2011, compared to a net income of $197.3 million, or $0.71 per basic share, for the first quarter of 2010. Income from continuing operations was $204.8 million, or $0.73 per basic share, for the three months ended March 31, 2011, compared to income from continuing operations of $197.4 million, or $0.71 per basic share, for the first quarter of 2010. Operating income was $399.2 million, a decrease of $4.2 million from the same period in 2010. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2011 were 279.3 million compared to 276.9 million at March 31, 2010.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended March 31, 2011, were $1,061.3 million, an $11.1 million decrease from the same period last year. This decrease in net revenues was primarily due to decreased Gas Distribution Operations’ net revenues of $21.6 million and decreased Gas Transmission and Storage Operations’ net revenues of $1.2 million partially offset by increased Electric Operations’ net revenues of $12.4 million.
•	Gas Distribution Operations’ net revenues decreased primarily due to lower regulatory trackers, which are offset in expense, of $21.5 million and decreased residential, commercial and industrial margins of $16.0 million primarily as a result of Northern Indiana’s change from a volumetric-based rate design to one with a higher fixed charge. The new rate design provides a greater proportion of recovery through the monthly fixed customer charge as opposed to the volumetric charge for certain customer classes. The revenue variance experienced in the first quarter from Northern Indiana’s rate design change will be offset throughout the balance of the year. These decreases in net revenues were partially offset by an increase of $6.4 million for other regulatory and service programs, including impacts from the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program and rate cases at various other utilities. Additionally, there was an increase in tax trackers, which are offset in expense, of $4.6 million and an increase of approximately $4 million due to colder weather in the current period.

•	Gas Transmission and Storage Operations’ net revenues decreased primarily due to the impact of $8.3 million related to the recognition in 2010 of revenue for a previously deferred gain for native gas contributed to Hardy Storage from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, there was a decrease of $2.2 million related to shorter term transportation and storage services. These decreases in net revenues were partially offset by $5.3 million in higher demand

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
margin revenue as a result of growth projects placed into service in the prior year, increased mineral rights royalty revenue of $2.3 million, and higher commodity margin revenue of $1.5 million.

•	Electric Operations’ net revenues increased primarily due to increased industrial usage and margins of $10.3 million resulting from improved economic conditions, approximately $2 million due to colder weather in the current period, and an increase of $1.7 million in environmental trackers that are partly offset in operating expense. These increases were partially offset by a decrease of $3.0 million in residential and commercial margins.
Expenses
Operating expenses for the first quarter 2011 were $665.1 million, a decrease of $11.3 million from the 2010 period. This decrease was primarily due to lower trackers of $21.7 million, which are offset in revenue, decreased depreciation costs of $10.9 million primarily due to new approved depreciation rates at Northern Indiana within the Gas Distributions Operations’ segment, and lower uncollectible costs of $5.1 million. These decreases were partially offset by an increase in employee and administrative costs, including payroll and benefits expense, of $13.4 million, higher outside service costs of $7.7 million, and an increase in other taxes of $6.1 million.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $3.0 million in the first quarter of 2011, a decrease of $4.4 million compared to 2010. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations’ business. Equity earnings decreased primarily resulting from Millennium incurring higher interest costs associated with the August 2010 debt refinancing.
Other Income (Deductions)
Other Income (Deductions) reduced income by $86.5 million in 2011 compared to a reduction in income of $96.2 million in the prior year. The decrease in deductions is primarily due to lower interest expense of $9.0 million due to the $681.8 million November 2010 long-term debt maturity and the December 2010 tender offer repurchase of long-term debt of $273.1 million. The benefits were partially offset by incremental interest expense associated with the issuance of long-term debt of $250.0 million in December 2010, reduced savings associated with interest rate swaps and higher average short-term borrowings and rates. Other-net income of $3.3 million was recorded in 2011 compared to $2.6 million in 2010.
Income Taxes
Income tax expense for the first quarter of 2011 was $107.9 million compared to $109.8 million in the prior year. The effective tax rates for the three months ended March 31, 2011 and March 31, 2010 were 34.5% and 35.8%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The decrease in the effective tax rate of 1.3% in the first quarter of 2011 versus first quarter of 2010 is due to additional reductions in tax expense in 2011 to reflect utility rate-making flow through taxes in the State of Pennsylvania.
Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.
Discontinued Operations
There was $0.4 million in net income in the first quarter of 2011 from discontinued operations compared to a net loss of $0.1 million in the first quarter of 2010.
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
Operating Activities
Net cash from operating activities for the three months ended March 31, 2011 was $422.1 million, an increase of $338.8 million compared to the three months ended March 31, 2010. Gas price fluctuations and the related approved rates for recovery significantly impacted working capital when comparing the two periods. During 2011, under-collected gas costs from 2010 of $190.4 million were received from customers providing a source of working capital. Conversely, during the comparable period in 2010 over-collected gas costs of $251.1 million from 2009 were returned to the customers resulting in a use of working capital.
Tawney Settlement. NiSource’s share of the settlement liability is up to $338.8 million. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of March 31, 2011, NiSource has contributed a total of $337.5 million into the qualified settlement fund, $330.5 million of which was contributed prior to December 31, 2010. As of March 31, 2011, $1.3 million of the maximum settlement liability has not been paid. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator, however, NiSource does not expect these additional payments to be material. Refer to Part II, Item 1, “Legal Proceedings,” for additional information.
Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $149.7 million to its pension plans and approximately $49.3 million to its postretirement medical and life plans in 2011, which could change depending on market conditions. For the three months ended March 31, 2011, NiSource has contributed $90.7 million to its pension plans and $10.8 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the three months ended March 31, 2011 were $209.4 million, compared to $138.8 million for the comparable period in 2010. The increase is the result of increased spending for the Gas Distribution Operations’ infrastructure replacement program and Electric Operations’ system growth. NiSource continues to project 2011 capital expenditures to be approximately $1.1 billion.
Restricted cash was $164.9 million and $202.9 million as of March 31, 2011 and December 31, 2010, respectively. The decrease in restricted cash was due primarily to the change in forward gas prices which resulted in decreased net margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
Financing Activities
Long-term Debt. Refer to Note 16, “Long-term debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.
Credit Facilities. On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The purpose of the new facility is to fund ongoing working capital requirements and for general corporate purposes, including commercial paper liquidity, and provides for the issuance of letters of credit.
NiSource Finance had $788.0 million of outstanding borrowings under its four-year revolving credit facility at March 31, 2011, at a weighted average interest rate of 2.10%, and borrowings of $1,107.5 million at December 31, 2010, at a weighted average interest rate of 0.78% under its previous revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
As of March 31, 2011, NiSource had $475.0 million of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 11, “Transfers of Financial Assets.”
As of March 31, 2011 and December 31, 2010, NiSource had $32.5 million of stand-by letters of credit outstanding, of which $14.2 million were under the revolving credit facility.
As of March 31, 2011, an aggregate of $697.8 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables. Refer to Note 11, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of accounts receivable.
All accounts receivable sold to the commercial paper conduits are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined, in part, by required loss reserves under the agreements.
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
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. The additional collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $18.5 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. In addition, under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
Contractual Obligations. There were no material changes recorded in the first three months of 2011 to NiSource’s uncertain tax positions recorded as of December 31, 2010.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.4 million for the quarter ended March 31, 2011, and $3.3 million for the quarter ended March 31, 2010.
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
NiSource closely monitors the financial status of its banking credit providers and interest rate swap counterparties. NiSource evaluates the financial status of its banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by major credit rating agencies.
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
Refer to Note 10, “Fair Value Disclosures,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information on NiSource’s fair value measurements.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the unregulated gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was $0.1 million, $0.1 million and zero for the first quarter of 2011, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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
NiSource has issued guarantees that support up to approximately $152.2 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Policies
Goodwill. NiSource’s goodwill assets at March 31, 2011 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. The goodwill balance also includes $13.3 million for Northern Indiana Fuel and Light and $5.5 million for Kokomo Gas. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2010. The fair value of each reporting unit substantially exceeded the carrying value based on this impairment test. Refer to Note 12, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, (in millions)	2011	2010

Net Revenues
Sales Revenues	$1,585.5	$1,551.2
Less: Cost of gas sold (excluding depreciation and amortization)	997.9	942.0

Net Revenues	587.6	609.2

Operating Expenses
Operation and maintenance	242.1	258.2
Depreciation and amortization	42.9	62.5
Loss on sale or impairment of assets	0.1	—
Other taxes	60.9	53.4

Total Operating Expenses	346.0	374.1

Operating Income	$241.6	$235.1

Revenues ($ in Millions)
Residential	1,075.7	897.8
Commercial	360.2	316.2
Industrial	77.8	77.0
Off System	76.8	84.6
Other	(5.0)	175.6

Total	1,585.5	1,551.2

Sales and Transportation (MMDth)
Residential	134.5	129.4
Commercial	77.6	72.8
Industrial	118.9	100.9
Off System	17.5	15.9
Other	0.3	0.4

Total	348.8	319.4

Heating Degree Days	3,014	2,890
Normal Heating Degree Days	2,900	2,900
% Colder than Normal	4%	0%

Customers
Residential	3,047,157	3,045,246
Commercial	282,044	280,207
Industrial	7,705	7,855
Other	65	80

Total	3,336,971	3,333,388

NiSource’s natural gas distribution operations serve approximately 3.3 million customers in seven states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky and Maryland. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with 72% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to volatility in commodity prices, as well as general economic conditions. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. During times of unusually high gas prices, throughput and net revenue have been adversely affected as customers may reduce their usage as a result of higher gas cost or other economic conditions. In addition, increased efficiency of natural gas appliances has caused a decline in average use per customer. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. In regulatory proceedings in 2009, Columbia of Massachusetts and Columbia of Virginia received approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing such changes. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDC’s pending approval at the IURC.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of March 31, 2011, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the first quarter of 2011 was 4% colder than normal and 4% colder than the first quarter in 2010.
Throughput
Total volumes sold and transported of 348.8 MMDth for the first quarter of 2011 increased by 29.4 MMDth from the same period last year. This 9.2% increase in volume was primarily due to higher industrial usage and colder weather.
Net Revenues
Net revenues for the first quarter of 2011 were $587.6 million, a decrease of $21.6 million from the same period in 2010, due primarily to lower regulatory trackers, which are offset in expense, of $21.5 million and decreased residential, commercial and industrial margins of $16.0 million primarily as a result of Northern Indiana’s change from a volumetric-based rate design to one with a higher fixed charge. The new rate design provides a greater proportion of recovery through the monthly fixed customer charge as opposed to the volumetric charge for certain customer classes. The revenue variance experienced in the first quarter from Northern Indiana’s rate design change will be offset throughout the balance of the year. These decreases in net revenues were partially offset by an increase of $6.4 million for other regulatory and service programs, including impacts from the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program and rate cases at various other utilities. Additionally, there was an increase in tax trackers, which are offset in expense, of $4.6 million and an increase of approximately $4 million due to colder weather in the current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2011 was a revenue decrease of $33.6 million, compared to an increase of $120.8 million for the three months ended March 31, 2010, primarily due to the lower level of gas prices experienced over the past twelve months.
Operating Income
For the first quarter of 2011, Gas Distribution Operations reported operating income of $241.6 million, an increase of $6.5 million from the comparable 2010 period. Operating income increased as a result of lower operating expenses partially offset by lower net revenues, as described above. Operating expenses were $28.1 million lower than the comparable period reflecting a decrease of $21.5 million as a result of regulatory trackers, which are offset in net revenue, $19.6 million in lower depreciation costs primarily due to new approved depreciation rates at Northern Indiana, and $4.8 million in lower uncollectible costs. These decreases were partially offset by an increase in employee and administration costs of $10.3 million and an increase in other taxes, including trackers offset in net revenue, of $7.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

Three Months Ended March 31, (in millions)	2011	2010

Operating Revenues
Transportation revenues	$199.7	$197.2
Storage revenues	50.5	49.4
Other revenues	5.2	10.0

Total Operating Revenues	255.4	256.6

Operating Expenses
Operation and maintenance	94.5	91.8
Depreciation and amortization	32.7	31.5
Gain on sale of assets	—	(0.1)
Other taxes	12.7	14.9

Total Operating Expenses	139.9	138.1

Equity Earnings in Unconsolidated Affiliates	3.0	7.4

Operating Income	$118.5	$125.9

Throughput (MMDth)
Columbia Transmission	426.6	387.5
Columbia Gulf	244.0	202.9
Crossroads Gas Pipeline	5.1	8.1
Intrasegment eliminations	(152.6)	(139.0)

Total	523.1	459.5

NiSource’s Gas Transmission and Storage Operations segment primarily consists of the operations of Columbia Transmission, Columbia Gulf, and Crossroads Pipeline. In total, NiSource owns a pipeline network of approximately 15,000 miles extending from the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in 16 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the Gas Transmission and Storage Operations segment operates one of the nation’s largest underground natural gas storage systems.
Gas Transmission and Storage Operations most significant projects underway are as follows:
Majorsville, PA. The Gas Transmission and Storage Operations segment executed three separate projects totaling approximately $80 million in the Majorsville, PA vicinity to aggregate Marcellus Shale gas production for downstream transmission. Fully contracted, the pipeline and compression assets allow the Gas Transmission and Storage Operations segment to gather and deliver more than 325,000 Dth per day of Marcellus production gas to the Majorsville MarkWest Liberty processing plants developed by MarkWest Liberty Midstream & Resources L.L.C.
In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter of 2010, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plant to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This third project was placed into service in April 2011.
Power Plant Generation Project. The Gas Transmission and Storage Operations segment is moving forward with this nearly $35 million expansion project that includes new pipeline and modifications to existing compression assets. This project will expand the Columbia Gas system in order to provide up to nearly 250,000 Dth per day of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.
Clendenin, West Virginia. Construction began in 2010 on this $18 million capital project to modify existing facilities in the Clendenin, West Virginia area to move Marcellus production to liquid market centers. The Clendenin project allows Gas Transmission and Storage Operations segment to meet incremental transportation demand of up to 150,000 Dth per day. Long-term firm transportation contracts for 130,000 Dth have been executed, some of which began in the third quarter 2010 and others of which will begin in the second quarter 2011.
Smithfield. Gas Transmission and Storage Operations segment is installing facilities to accommodate receipt of up to 150,000 Dth per day of additional Marcellus gas from connections near Smithfield, West Virginia and Waynesburg, Pennsylvania. Approximately $14 million of capital investment will be required for modifications to existing pipeline and compressor facilities. Three anchor shippers have agreed to long-term, firm transportation contracts. One contract began in April 2011 and the others begin in August 2011, when the project is expected to be fully in service.
Line WB Expansion. Gas Transmission and Storage Operations segment is expanding its WB system through an approximately $14 million investment in additional facilities to provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion will allow producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity have been executed, some of which began in January 2011. The segment requested and received FERC approval and anticipates completing construction on all facilities in the third quarter of 2011.
East Lateral. In 2010, the Gas Transmission and Storage Operations segment initiated a nearly $5 million project that, with modification of existing facilities on the Columbia Gulf East Lateral, allows it to provide firm transportation services for up to 300,000 Dth per day. Firm transportation contracts for 250,000 Dth per day have been executed for five-year terms. This FERC-approved project will be completed and put into service in May 2011.
Southern Appalachian. The Gas Transmission and Storage Operations segment expanded Line SM-116 to transport approximately 38,500 Dth per day on a firm basis as a continuation of its strategy to provide transportation services to producers of Marcellus and Appalachian gas. This additional capacity is supported by executed binding precedent agreements. These additional facilities were constructed at a cost of nearly $4 million. The FERC- approved project was recently completed with service commencing in April 2011.
Equity Investments
Millennium Pipeline. Millennium Pipeline Company, L.L.C. operates approximately 250 miles of pipeline granted under the authority of the FERC. The Millennium pipeline has the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, which lies between Corning, New York and Ramapo, New York, as well as to the New York City market through its pipeline interconnections. Columbia Transmission owns a 47.5% interest in Millennium and acts as operator for the pipeline in partnership with DTE Millennium Company and National Grid Millennium LLC, which each own an equal remaining share of the company.
Columbia Transmission made no contributions to nor received any distributions from Millennium during the first quarter of 2011 or 2010.
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
Hardy Storage distributed a total of $3.5 million of available accumulated earnings in the first quarter 2011 to its partners, each sharing equally in the distribution. There were no distributions made in the first quarter of 2010. Columbia Transmission made no contributions during the first quarter of 2011 or 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
During the first quarter 2010, Hardy Storage converted its outstanding borrowings of $123.4 million, which were partially guaranteed by Columbia Transmission, under its temporary financing agreement to a secured permanent financing. As a result, Columbia Transmission was released from its underlying guarantee.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the quarter ended March 31, 2011 approximately 91.7% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.8% of the transportation revenues were derived from usage fees under firm contracts. This is compared to approximately 91.9% of the transportation revenues derived from capacity reservation fees paid under firm contracts and 3.6% of transportation revenues derived from usage fees under firm contracts for the quarter ended March 31, 2010.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended March 31, 2011 and 2010, approximately 1.5% and 4.5%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Gas Transmission and Storage Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of March 31, 2011, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
Throughput
Columbia Transmission’s throughput consists of city gate deliveries of transportation and storage services for LDCs and other customers within its market area, which covers portions of Northeastern, mid-Atlantic, Midwestern, and Southern states and the District of Columbia. Throughput for Columbia Gulf reflects mainline transportation services delivered to Leach, Kentucky and short-haul transportation services for gas delivered south of Leach, Kentucky. Crossroads Pipeline serves customers in Northern Indiana and Ohio. Intra-segment eliminations represent gas delivered to an affiliated pipeline within this segment.
Throughput for the Gas Transmission and Storage Operations segment totaled 523.1 MMDth for the first quarter of 2011, compared to 459.5 MMDth for the same period in 2010. The increase of 63.6 MMDth for the three-month

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
period was attributable to increased transportation from the Marcellus, Haynesville and Barnett shale areas as well as deliveries to local utilities to satisfy heating demand during a colder than normal winter. Increased deliveries to the power generation plants of the LDC’s were also a factor due in large part to the more advantageous pricing of gas compared to coal.
Net Revenues
Net revenues were $255.4 million for the first quarter of 2011, a decrease of $1.2 million from the same period in 2010, primarily due to the impact of $8.3 million related to the recognition in 2010 of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, there was a decrease of $2.2 million related to shorter term transportation and storage services. These decreases in net revenues were partially offset by $5.3 million in higher demand margin revenue as a result of growth projects placed into service in the prior year, increased mineral rights royalty revenue of $2.3 million, and higher commodity margin revenue of $1.5 million.
Operating Income
Operating income was $118.5 million for the first quarter of 2011, a decrease of $7.4 million from the first quarter of 2010. This decrease is due to lower equity earnings, higher operating expenses and lower net revenues described above. Equity earnings decreased $4.4 million primarily from Millennium incurring higher interest costs associated with its August 2010 debt refinancing. Operating expenses increased $1.8 million as a result of higher outside service costs of $3.5 million and increased employee and administration expenses of $1.4 million. These increases were partially offset by a decrease in other taxes of $2.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three Months Ended March 31, (in millions)	2011	2010

Net Revenues
Sales revenues	$349.0	$320.0
Less: Cost of sales (excluding depreciation and amortization)	133.2	116.6

Net Revenues	215.8	203.4

Operating Expenses
Operation and maintenance	97.2	91.3
Depreciation and amortization	59.1	52.3
Other taxes	16.3	14.7

Total Operating Expenses	172.6	158.3

Operating Income	$43.2	$45.1

Revenues ($ in millions)
Residential	97.5	89.0
Commercial	92.5	85.3
Industrial	155.2	116.4
Wholesale	2.2	5.0
Other	1.6	24.3

Total	349.0	320.0

Sales (Gigawatt Hours)
Residential	855.8	847.0
Commercial	924.9	935.3
Industrial	2,442.4	2,030.8
Wholesale	67.1	133.4
Other	44.5	41.4

Total	4,334.7	3,987.9

Electric Customers
Residential	400,169	400,079
Commercial	53,826	53,611
Industrial	2,424	2,439
Wholesale	15	15
Other	739	743

Total	457,173	456,887

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 457.2 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Electric Supply
On October 29, 2009, Northern Indiana filed its 2009 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost-effectively meet Northern Indiana customers’ future energy requirements over the next twenty years. With the effects of the present economy, existing resources are projected to be sufficient through 2012 to serve customers’ needs. Therefore, Northern Indiana’s two requests for proposals to secure additional new sources of electric power issued on October 24, 2008 were not acted upon. With numerous variables contributing to uncertainty in the near-term outlook, Northern Indiana continues to monitor and assess economic, regulatory and legislative activity, and will update its resource plan in the fourth quarter of 2011.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments, MISO, and cost recovery and trackers for the Electric Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of March 31, 2011, a reserve has been recorded to cover probable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the first quarter of 2011 were 4,334.7 gwh, an increase of 346.8 gwh compared to the first quarter of 2010. The increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Within the industrial customer base, the major steel companies’ production bottomed near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers.
Net Revenues
Net revenues were $215.8 million for the first quarter of 2011, an increase of $12.4 million from the same period in 2010, primarily due to increased industrial usage and margins of $10.3 million resulting from improved economic conditions, approximately $2 million due to colder weather in the current period, and an increase of $1.7 million in environmental trackers that are partly offset in operating expense. These increases were partially offset by a decrease of $3.0 million in residential and commercial margins.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under- and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2011 was a revenue decrease of $10.2 million, compared to an increase of $11.3 million for the three months ended March 31, 2010.
Operating Income
Operating income for the first quarter of 2011 was $43.2 million, a decrease of $1.9 million from the same period in 2010 due to higher operating expenses partially offset by the increase in net revenues described above. Operating expenses increased $14.3 million due primarily to a regulatory adjustment of $8.0 million, higher depreciation costs of $2.2 million, $1.8 million in higher employee and administration costs and an increase of $1.6 million in other taxes.

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
Changes in Internal Controls
There have been no changes in NiSource’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1. Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement. The letter of credit was terminated on December 29, 2010. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. As of March 31, 2011, NiSource has contributed a total of $337.5 million into the qualified settlement fund, $330.5 million of which was contributed prior to December 31, 2010. As of March 31, 2011, $1.3 million of the maximum settlement liability has not been paid. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator, however, NiSource does not expect these additional payments to be material.
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
The parties reached a settlement in a consent decree that was filed in the United States District Court for the Northern District of Indiana on January 13, 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell. Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new SO2 control devices and one new NOx control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related capital improvements at $570-$840 million, which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.
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
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors disclosed in NiSource’s 2010 10-K filed on February 28, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse AG, Cayman Islands Branch as Syndication Agent, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., and JPMorgan Chase Bank, N.A. as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent dated March 3, 2011.

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

NiSource Inc.
(Registrant)
Date: May 3, 2011	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)