Form 10-Q
period 2011-06-30
NISOURCE INC/DE
filed 2011-08-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 280,613,617 shares outstanding at July 29, 2011.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED June 30, 2011

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
Northern Utilities	Northern Utilities, Inc.
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
ACES	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
Ameren	Ameren Services Company
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
CSAPR	Cross-State Air Pollution Rule

DEFINED TERMS

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last in first out
Mcf	Million cubic feet
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act
RSG	Revenue Sufficiency Guarantee
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide

DEFINED TERMS

VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I
ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2011	2010	2011	2010

Net Revenues
Gas Distribution	$500.4	$454.3	$1,872.4	$1,795.4
Gas Transportation and Storage	307.3	264.3	710.3	634.8
Electric	349.2	340.5	696.3	658.4
Other	71.4	112.0	181.5	441.2

Gross Revenues	1,228.3	1,171.1	3,460.5	3,529.8
Cost of Sales (excluding depreciation and amortization)	462.5	439.1	1,633.4	1,725.4

Total Net Revenues	765.8	732.0	1,827.1	1,804.4

Operating Expenses
Operation and maintenance	402.5	377.1	835.0	816.7
Depreciation and amortization	134.5	151.6	273.4	301.4
Impairment and loss on sale of assets, net	—	—	0.7	0.1
Other taxes	67.8	64.5	160.8	151.4

Total Operating Expenses	604.8	593.2	1,269.9	1,269.6

Equity Earnings in Unconsolidated Affiliates	2.3	0.4	5.3	7.8

Operating Income	163.3	139.2	562.5	542.6

Other Income (Deductions)
Interest expense, net	(94.4)	(98.4)	(184.2)	(197.2)
Other, net	0.6	2.6	3.9	5.2

Total Other Deductions	(93.8)	(95.8)	(180.3)	(192.0)

Income from Continuing Operations before Income Taxes	69.5	43.4	382.2	350.6
Income Tax Expense	30.0	15.4	137.9	125.2

Income from Continuing Operations	39.5	28.0	244.3	225.4

(Loss)/Income from Discontinued Operations — net of taxes	(0.6)	0.1	(0.2)	(0.1)
Gain on Disposition of Discontinued Operations — net of taxes	—	—	—	0.1

Net Income	$38.9	$28.1	$244.1	$225.4

Basic Earnings Per Share
Continuing operations	$0.14	$0.10	$0.87	$0.81
Discontinued operations	—	—	—	—

Basic Earnings Per Share	$0.14	$0.10	$0.87	$0.81

Diluted Earnings Per Share
Continuing operations	$0.14	$0.10	$0.85	$0.81
Discontinued operations	—	—	—	—

Diluted Earnings Per Share	$0.14	$0.10	$0.85	$0.81

Dividends Declared Per Common Share	$0.23	$0.23	$0.69	$0.69

Basic Average Common Shares Outstanding	280.2	277.6	279.8	277.3
Diluted Average Common Shares	287.1	278.4	286.2	278.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in millions)	2011	2010

ASSETS
Property, Plant and Equipment
Utility Plant	$19,783.8	$19,494.9
Accumulated depreciation and amortization	(8,602.9)	(8,492.6)

Net utility plant	11,180.9	11,002.3

Other property, at cost, less accumulated depreciation	114.1	94.7

Net Property, Plant and Equipment	11,295.0	11,097.0

Investments and Other Assets
Assets of discontinued operations and assets held for sale	2.3	7.9
Unconsolidated affiliates	197.2	200.9
Other investments	150.8	139.7

Total Investments and Other Assets	350.3	348.5

Current Assets
Cash and cash equivalents	59.9	9.2
Restricted cash	154.6	202.9
Accounts receivable (less reserve of $42.0 and $37.4, respectively)	638.3	1,079.3
Income tax receivable	1.2	99.0
Gas inventory	278.0	298.2
Underrecovered gas and fuel costs	24.7	135.7
Materials and supplies, at average cost	87.0	83.8
Electric production fuel, at average cost	44.9	46.0
Price risk management assets	116.0	159.5
Exchange gas receivable	118.2	62.7
Regulatory assets	121.9	151.8
Prepayments and other	100.4	120.8

Total Current Assets	1,745.1	2,448.9

Other Assets
Price risk management assets	190.6	240.3
Regulatory assets	1,622.2	1,650.4
Goodwill	3,677.3	3,677.3
Intangible assets	303.1	308.6
Postretirement and postemployment benefits assets	42.0	35.1
Deferred charges and other	120.7	132.7

Total Other Assets	5,955.9	6,044.4

Total Assets	$19,346.3	$19,938.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

	June 30,	December 31,
(in millions, except share amounts)	2011	2010

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock — $0.01 par value, 400,000,000 shares authorized; 280,472,662 and 278,855,291 shares issued and outstanding, respectively	$2.8	$2.8
Additional paid-in capital	4,132.9	4,103.9
Retained earnings	952.6	901.8
Accumulated other comprehensive loss	(54.5)	(57.9)
Treasury stock	(30.4)	(27.4)

Total Common Stockholders’ Equity	5,003.4	4,923.2
Long-term debt, excluding amounts due within one year	6,340.0	5,936.1

Total Capitalization	11,343.4	10,859.3

Current Liabilities
Current portion of long-term debt	30.0	34.2
Short-term borrowings	870.4	1,382.5
Accounts payable	316.2	581.8
Dividends payable	64.6	0.1
Customer deposits and credits	183.1	318.1
Taxes accrued	179.5	221.1
Interest accrued	114.4	114.4
Overrecovered gas and fuel costs	121.4	11.8
Price risk management liabilities	135.0	173.9
Exchange gas payable	155.4	266.1
Deferred revenue	5.0	6.8
Regulatory liabilities	83.5	92.9
Accrued liability for postretirement and postemployment benefits	23.3	23.3
Temporary LIFO liquidation credit	0.3	—
Legal and environmental reserves	46.0	86.0
Other accruals	230.0	336.4

Total Current Liabilities	2,558.1	3,649.4

Other Liabilities and Deferred Credits
Price risk management liabilities	127.8	181.6
Deferred income taxes	2,369.1	2,209.7
Deferred investment tax credits	31.3	33.7
Deferred credits	75.5	68.6
Deferred revenue	—	0.3
Accrued liability for postretirement and postemployment benefits	919.6	1,039.6
Regulatory liabilities and other removal costs	1,624.8	1,595.8
Asset retirement obligations	138.9	138.8
Other noncurrent liabilities	157.8	162.0

Total Other Liabilities and Deferred Credits	5,444.8	5,430.1

Commitments and Contingencies (Refer to Note 19)	—	—

Total Capitalization and Liabilities	$19,346.3	$19,938.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2011	2010

Operating Activities
Net Income	$244.1	$225.4
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	273.4	301.4
Net changes in price risk management assets and liabilities	15.3	4.4
Deferred income taxes and investment tax credits	132.1	38.6
Deferred revenue	(2.6)	(17.2)
Stock compensation expense and 401(k) profit sharing contribution	17.2	6.0
Loss on sale of assets	—	0.1
Loss on impairment of assets	0.7	—
Income from unconsolidated affiliates	(4.4)	(7.8)
Gain on disposition of discontinued operations — net of taxes	—	(0.1)
Loss from discontinued operations — net of taxes	0.2	0.1
Amortization of debt related costs	4.2	5.4
AFUDC equity	(1.9)	(3.7)
Distributions of earnings received from equity investee	9.9	7.9
Changes in Assets and Liabilities:
Accounts receivable	434.6	245.1
Income tax receivable	97.8	24.8
Inventories	13.7	147.6
Accounts payable	(250.4)	(235.4)
Customer deposits and credits	(134.9)	(104.7)
Taxes accrued	(40.7)	6.2
Interest accrued	—	5.3
Over (Under) recovered gas and fuel costs	220.7	(252.3)
Exchange gas receivable/payable	(166.2)	(51.3)
Other accruals	(26.3)	(30.5)
Prepayments and other current assets	20.6	28.1
Regulatory assets/liabilities	28.3	98.3
Postretirement and postemployment benefits	(118.9)	1.7
Deferred credits	6.3	(3.6)
Deferred charges and other noncurrent assets	12.1	4.6
Other noncurrent liabilities	(4.8)	2.9

Net Operating Activities from Continuing Operations	780.1	447.3
Net Operating Activities used for Discontinued Operations	(44.1)	(44.8)

Net Cash Flows from Operating Activities	736.0	402.5

Investing Activities
Capital expenditures	(445.0)	(336.9)
Insurance recoveries	—	0.5
Proceeds from disposition of assets	9.4	0.3
Restricted cash withdrawals (deposits)	48.3	(38.0)
Contributions to equity investees	(0.1)	(0.3)
Other investing activities	(36.0)	(19.9)

Net Investing Activities used for Continuing Operations	(423.4)	(394.3)
Net Investing Activities from Discontinued Operations	—	0.4

Net Cash Flow used for Investing Activities	(423.4)	(393.9)

Financing Activities
Issuance of long-term debt	395.3	—
Retirement of long-term debt	(13.0)	(5.2)
Premiums and other debt related costs	(8.2)	—
Change in short-term borrowings, net	(512.2)	109.8
Issuance of common stock	7.9	6.8
Acquisition of treasury stock	(3.0)	(1.4)
Dividends paid — common stock	(128.7)	(127.6)

Net Cash Flow used for Financing Activities	(261.9)	(17.6)

Change in cash and cash equivalents from continuing operations	94.8	35.4
Cash contributions to discontinued operations	(44.1)	(44.4)
Cash and cash equivalents at beginning of period	9.2	16.4

Cash and Cash Equivalents at End of Period	$59.9	$7.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, net of taxes)	2011	2010	2011	2010

Net Income	$38.9	$28.1	$244.1	$225.4
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities(a)	1.1	(0.1)	0.9	0.4
Net unrealized gain (loss) on cash flow hedges(b),(c)	0.6	(10.4)	1.7	(13.3)
Unrecognized pension benefit and OPEB costs(d)	0.4	0.5	0.8	(1.6)

Total other comprehensive income (loss)	2.1	(10.0)	3.4	(14.5)

Total Comprehensive Income	$41.0	$18.1	$247.5	$210.9

(a)	Net unrealized gains (losses) on available-for-sale securities, net of $0.7 million tax expense and $0.2 million tax benefit in the second quarter of 2011 and 2010, respectively, and $0.5 million and $0.1 million tax expense for the first six months of 2011 and 2010, respectively.

(b)	Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $0.4 million tax expense and $6.6 million tax benefit in the second quarter of 2011 and 2010, respectively, and $1.1 million tax expense and $8.4 million tax benefit for the first six months of 2011 and 2010, respectively.

(c)	Net unrealized gains (losses) on cash flow hedges includes gains of $0.2 million and losses of $11.2 million related to the unrealized gains and losses of interest swaps held by NiSource’s unconsolidated equity method investments for the three months ended June 30, 2011 and 2010, respectively. Net unrealized gains (losses) on cash flow hedges include gains of $0.4 million and losses of $14.3 million related to the unrealized gains and losses of interest swaps held by NiSource’s unconsolidated equity method investments for the six months ended June 30, 2011 and 2010, respectively.

(d)	Unrecognized pension benefit and OPEB costs, net of $0.3 million tax expense in the second quarter of 2011 and 2010, and $0.7 million tax expense and $1.1 million tax benefit for the first six months of 2011 and 2010, respectively.
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
Recently Issued Accounting Pronouncements
Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update does not change the items that must be reported in other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. NiSource is currently reviewing the provisions of this new standard to determine the impact on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).
3. Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (refer to Note 4 “Forward Equity Agreement” for additional information). The calculation of diluted earnings per share for June 30, 2011 and 2010 excludes out-of-the-money stock options that had an anti-dilutive effect. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Denominator
Basic average common shares outstanding	280,217	277,566	279,780	277,258
Dilutive potential common shares
Shares contingently issuable under employee stock plans	1,078	300	1,061	300
Shares restricted under employee stock plans	342	511	326	480
Forward Agreements	5,422	—	4,989	—

Diluted Average Common Shares	287,059	278,377	286,156	278,038

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
In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. Settlement of the Forward Agreements is expected to occur no later than September 10, 2012. Subject to certain exceptions, NiSource may elect cash or net share settlement for all or a portion of its obligations under the Forward Agreements. Upon any physical settlement of the Forward Agreements, NiSource will deliver shares of its common stock in exchange for cash proceeds at the forward sale price, which initially is $15.9638 and is subject to adjustment as provided in the Forward Agreements. If the equity forward had been settled by delivery of shares at June 30, 2011, NiSource would have received approximately $369.3 million based on a forward price of $15.2204 for the 24,265,000 shares. NiSource currently anticipates settling the equity forward by delivering shares.
In accordance with ASC 815-40, NiSource has classified the Forward Agreement as an equity transaction. As a result of this classification, no amounts have been recorded in the Condensed Consolidated Financial Statements (unaudited) as of and for the six months ended June 30, 2011 and the year ended December 31, 2010 in connection with the Forward Agreements. The only impact to the Condensed Consolidated Financial Statements (unaudited) is the inclusion of incremental shares within the calculation of fully diluted EPS under the treasury stock method. Refer to Note 3, “Earnings Per Share,” for additional information.
5. Gas in Storage
Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. NiSource has a temporary LIFO liquidation debit of $6.8 million recorded for the first six months of 2011 for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
6. Discontinued Operations and Assets and Liabilities Held for Sale
The assets of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at June 30, 2011 were:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(in millions)

	Property, plant and
Assets of discontinued operations and held for sale:	equipment, net	Other assets	Total

Columbia Transmission	$2.3	$—	$2.3

Total	$2.3	$—	$2.3

There were no liabilities of discontinued operations and held for sale at June 30, 2011.
The assets of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2010 were:
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
On June 18, 2009, Columbia Transmission received approval from the FERC to abandon certain natural gas pipeline facilities by sale of its Line R System in West Virginia. Assets held for sale related to the Line R System have a net book value of $2.1 million. The sales transaction is expected to close in the fourth quarter of 2011.
Lake Erie Land, which is a wholly-owned subsidiary of NiSource Development Company, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In the second quarter of 2009, the developer was unable to meet certain contractual obligations under the sale agreement and consequently the Company sought remedial actions. In April 2011, NiSource settled a mortgage foreclosure action against the developer, reacquired the Sand Creek Country Club, and purchased additional properties owned by the developer to be marketed along with the existing Lake Erie Land properties to prospective purchasers. This transaction qualified as a business combination under GAAP. The properties were acquired at fair value and included the Sand Creek Country Club and additional commercial properties for a total of $15.8 million and $3.5 million of land and are included in Other Investments and Other Property in the Condensed Consolidated Balance Sheet (unaudited) at June 30, 2011. NiSource’s total investment in Lake Erie Land after these acquisitions is $51.3 million as of June 30, 2011. NiSource is seeking to market the Lake Erie Land properties, but has determined they do not meet the criteria to be classified as assets held for sale under GAAP as of June 30, 2011. The revenue and earnings of Sand Creek Country Club are not material.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Results from discontinued operations, which primarily arise from reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Revenues from Discontinued Operations	$—	$—	$—	$0.7

(Loss) Income from discontinued operations	(0.8)	0.2	(0.2)	(0.1)
Income tax (benefit) expense	(0.2)	0.1	—	—

(Loss) Income from Discontinued Operations — net of taxes	$(0.6)	$0.1	$(0.2)	$(0.1)

Gain on Disposition of Discontinued Operations — net of taxes	$—	$—	$—	$0.1

7. Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Condensed Consolidated Balance Sheets (unaudited).
Changes in NiSource’s liability for asset retirement obligations for the first six months of 2011 and 2010 are presented in the table below:

(in millions)	2011	2010

Balance as of January 1,	$138.8	$138.2
Accretion expense	0.3	0.4
Accretion recorded as a regulatory asset/liability	3.8	3.7
Settlements	(1.1)	(5.5)
Change in estimated cash flows	(2.9)	—

Balance as of June 30,	$138.9	$136.8

8. Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On June 1, 2011, Columbia of Virginia filed an application for approval of an infrastructure tracking mechanism pursuant to the Steps to Advance Virginia’s Energy (“SAVE”) Plan Act. Columbia of Virginia’s SAVE Plan provides for recovery of costs associated with the accelerated replacement of certain facilities designed to improve system safety or reliability through a rate rider that would commence on January 1, 2012. The proposed replacement program would result in investments of $20 million per year from 2012 through 2016, as well as covering $2.9 million in investment occurring in 2011. The VSCC issued a procedural order on June 17, 2011 providing for the filing of responsive testimony and scheduling a public hearing for September 7, 2011.
On March 8, 2011, Columbia of Kentucky made its annual filing with the Kentucky PSC related to the AMRP Rider and requested an increase of $0.5 million in the rates related to the Rider. This filing was approved by the Kentucky PSC on April 29, 2011.
On January 14, 2011, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $37.8 million annually, and seeking to implement a levelized distribution charge for its residential class that would mitigate revenue volatility associated with volumetric rates. The parties jointly filed a petition for approval of a partial settlement on July 1, 2011. The partial settlement resolves all issues except Columbia of Pennsylvania’s proposed residential rate design and a challenge to the structure of one of the Company’s customer programs. Resolution of the residential rate design issue, as stated above, will impact revenue

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
volatility, while resolution of the other contested issue will be revenue neutral. The proposed settlement provides for an annual revenue increase of $17 million. Columbia of Pennsylvania expects that the Pennsylvania PUC will issue an order in October 2011 with rates also going into effect in October 2011.
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
On September 29, 2010, Columbia of Pennsylvania filed tariff modifications with the Pennsylvania PUC, seeking permission to apply a BTU content billing adjustment to customers’ metered volumetric consumption. The filing seeks to account for high BTU content gas that is produced from Marcellus Shale, which burns hotter than gas from other sources, resulting in lower volumes than assumed in the design of the company’s rates. The proposed billing adjustment is designed to produce revenues reflective of the BTU content underlying the demand forecast in the design of Columbia of Pennsylvania’s most recently approved base rates. If the billing adjustment had been in place for the twelve months ended June 30, 2010, it would have produced additional revenues of approximately $3.7 million. By an order entered on January 26, 2011, the Pennsylvania PUC consolidated this matter with Columbia of Pennsylvania’s base rate case filed on January 14, 2011. As described above, the parties to Columbia of Pennsylvania’s current base rate case have filed a joint petition for approval of a partial settlement. The partial settlement resolves the issue of BTU content whereby Columbia of Pennsylvania will convert from volumetric billing to heat content billing by no later than the June 2012 billing cycle. The Pennsylvania PUC will rule on this matter in conjunction with the base rate case, as described above.
On September 1, 2010 Northern Indiana, Northern Indiana Fuel and Light and Kokomo Gas filed a petition for merger into one company (Northern Indiana). Northern Indiana Fuel and Light and Kokomo Gas also filed rate proceedings on September 1, 2010. On February 23, 2011, a stipulation and settlement agreement was filed with the IURC that provides for the merger and settlement of the rate proceedings. The settlement stipulates that all of Northern Indiana’s existing services, rates and charges will be applicable in the former Northern Indiana Fuel and Light and Kokomo Gas territories, including one unified Gas Cost Adjustment mechanism. The application of Northern Indiana’s rates in the former Northern Indiana Fuel and Light and Kokomo Gas territories will result in a decrease in revenue of approximately $0.8 million, when compared to a normalized test year ended March 31, 2010. This is primarily offset by reductions in depreciation expense. An uncontested settlement hearing was held on March 23, 2011. The IURC issued their Final Order on May 31, 2011, approving without change the earlier stipulation and settlement agreement agreed to by the parties. Rates and services provided by the merger agreement became effective July 1, 2011.
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
On October 21, 2009, the IURC issued an Order in the proceeding concerning Northern Indiana’s annual gas recovery, rejecting the use of a four-year average to compute unaccounted for gas. This Order required Northern Indiana to refund an estimated $5.8 million to customers based on a calculation utilizing a one-year average of unaccounted for gas for the twelve month periods ended July 31, 2008 and July 31, 2009. A reserve provided for the full amount of the refund, which Northern Indiana began returning to customers in March 2010, and was completed in May 2011.
Columbia of Massachusetts filed an application to implement its Targeted Infrastructure Reinvestment Factor (“TIRF”) on April 30, 2010. On October 29, 2010, the Massachusetts DPU approved Columbia of Massachusetts’ proposed adjustment factor, to take effect November 1, 2010, subject to further investigation and reconciliation. On April 29, 2011, Columbia of Massachusetts filed its second annual application of its TIRF tracker for DPU approval for new rates to go into effect November 1, 2011, and is currently awaiting review and approval by the DPU. On September 16, 2010, Columbia of Massachusetts filed a petition for approval to implement its first semi-annual revenue decoupling adjustment factor (“RDAF”) for the Peak Period. That adjustment, which took effect on November 1, 2010, subject to further review and reconciliation, was approved by the DPU on March 23, 2011. Columbia of Massachusetts filed its application for approval of its Off-peak Period RDAF on March 15, 2011. The rate took effect on May 1, 2011, subject to further review and reconciliation by the DPU.
In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the Indiana Finance Authority the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The Indiana Finance Authority (“IFA”) received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. In March 2010, Governor Daniels signed into law House Enrolled Act 1086, which allows the IFA to enter into contracts for the sale of Substitute Natural Gas with third parties, with proceeds from and costs of those sales being reflected on customers’ bills. The IURC must approve the final purchase contract between the IFA and Indiana Gasification as well as the management agreement between IFA and the utilities for collection of funds or pass through of credits to customers related to the purchase contracts. On December 16, 2010, the IFA filed a Petition seeking approval of the purchase contract and the management agreement. The IURC held a Prehearing Conference on January 27, 2011, in which a procedural schedule was established. All hearings in this proceeding occurred during two weeks in May 2011 and based upon the schedule it is anticipated that an order will be issued in 2011.
On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction replaced Columbia of Ohio’s current GCR mechanism for providing commodity gas supplies to its sales customers. By order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio will conduct two consecutive one-year long standard service offer auction periods starting April 1, 2010 and April 1, 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per Mcf. On February 24, 2010 the PUCO issued an entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process. On February 8, 2011, Columbia of Ohio held its second standard service offer auction which resulted in a retail price adjustment of $1.88 per Mcf. On February 9, 2011, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment to

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
become effective April 1, 2011. Columbia of Ohio is scheduled to conduct its first standard choice offer auction in February 2012. Several parties have challenged the transition from a standard service offer auction to a standard choice offer auction and the PUCO conducted hearings on the matter on July 14 and July 17, 2011. Columbia of Ohio anticipates an order to be issued by the Commission in this case during the third quarter of this year.
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
Gas Transmission and Storage Operations Regulatory Matters
Columbia Gulf Rate Case. On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposes a revenue increase of approximately $50 million to cover increases in the cost of services, which includes adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes. On November 30, 2010, the FERC issued an order allowing new rates to become effective by May 2011, subject to refund. Columbia Gulf placed new rates into effect, subject to refund, on May 1, 2011. Columbia Gulf and the parties to the case are actively engaged in settlement discussions to resolve the case.
Electric Operations Regulatory Matters
Significant Rate Developments. On June 27, 2008, Northern Indiana filed a petition with the IURC for new electric base rates and charges. The filing requested an increase in base rates calculated to produce additional gross margin of $85.7 million when compared to a normalized test year ended December 31, 2007. On August 25, 2010, the IURC issued an order authorizing electric rates to reflect investments in reliability, environmental technology and other infrastructure improvements.
Upon review of the order, NiSource concluded that the overall impact is in line with the company’s expected outcome for the case and its financial outlook. The IURC approved a rate base of $2,639.0 million and an overall rate of return of 7.29%, which results in an allowed net operating income of $192.4 million. In conjunction with approved expenses, the rate order approves rates designed to produce a margin of $899.0 million based on 2007 test year volumes. The approved rate base includes the Sugar Creek Generating Station. Among other findings, the IURC also approved revised depreciation accrual rates for electric and common plant, amortization of deferrals, and two new tracking mechanisms, a Resource Adequacy Tracker and RTO Tracker. The IURC also found that Northern Indiana, before declaring or paying any dividends to NiSource must provide the IURC notice at least 20 business days prior. Northern Indiana provided such notice prior to making any dividend declaration subsequent to the receipt of the August 25, 2010 rate order.

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
Some parties sought reconsideration or rehearing of specific aspects of the case. On April 25, 2011, the IURC issued a docket entry to extend the deemed denied date for reconsideration or rehearing to be 30 days following the IURC’s Order on Northern Indiana’s November 19, 2010 petition for new electric base rates and charges. Several parties have also filed an appeal of the IURC order to the Indiana Court of Appeals. The appeals are still pending.
As part of the order, the IURC required Northern Indiana to file a compliance filing with updated tariffs and Northern Indiana made such filing on September 14, 2010. New rates cannot be implemented until the IURC approves the filed tariff. As part of the April 25, 2011 docket entry, the IURC also suspended the compliance filing schedule. Based on this docket entry, Northern Indiana does not believe that rates from the August 25, 2010 IURC order will be implemented.
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
On November 19, 2010, Northern Indiana filed a petition with the IURC for new electric base rates and charges. The filing requests an increase in base rates calculated to produce additional gross revenue of $75.7 million when compared to a normalized test year ended June 30, 2010. This is calculated to provide the opportunity to earn a return of 7.70% on net original cost rate base of $2,706 million. If approved, the rates from this new petition would replace any other existing rates, including those that may be approved by effect of the August 25, 2010 rate order. The proposed rates would ease bill impacts on residential customers, while still allowing Northern Indiana to continue investing in service, reliability and infrastructure improvements. Northern Indiana filed the proceeding under the IURC’s minimum standard filing requirements prescribing timeframes for issuance of an order if required information is supplied as part of the rate case filing. The IURC held its prehearing conference on December 17, 2010 and issued a prehearing conference order on January 5, 2011. The parties agreed to and the IURC ordered a procedural schedule that includes a bifurcated hearing. The evidentiary hearing on the revenue requirement portion of Northern Indiana’s case-in-chief was held on February 28 — March 4, 2011, and the evidentiary hearing on the cost allocation portion of the case was held the week of May 16, 2011.
On July 18, 2011, Northern Indiana filed with the IURC a collaborative settlement in its 2010 Electric Rate Case with the OUCC, Northern Indiana Industrial Group, NLMK Indiana and Indiana Municipal Utilities Group. The provisions of the stipulation and settlement agreement are subject to the review and approval of the IURC. The provisions of the settlement include a revenue requirement of $1,401 million including other revenue of $46 million for a net revenue requirement of $1,355 million from base rates. The margin, embedded in the $1,401 million revenue requirement, is $926.5 million, as compared to test year margin of $817 million. If the settlement is approved, it would terminate the current customer credit ($59 million reduction in margins during the test year) and lead to the expiration of certain industrial special contracts ($32.8 million reduction in margins during the test year). The settlement agreement will limit the proposed base rate impact to residential customers to 4.5% while also providing a solid foundation from which Northern Indiana can invest in energy infrastructure to help fuel job creation and economic growth. The parties have also agreed to a rate of return of 6.98% based upon a 10.2% return on equity. The settlement, if approved, would also resolve all pending issues related to compliance with the August 25, 2010 order in the 2008 Electric Rate Case. The settlement includes a request by the parties for the IURC to issue an order approving the settlement by December 31, 2011. A final hearing has been scheduled for September 12, 2011, through September 14, 2011.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Northern Indiana received a favorable regulatory order on February 18, 2009 related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and debt-based carrying costs associated with the $330.0 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO. The Sugar Creek investment was included in the rate base as part of the IURC’s August 25, 2010 rate order. Northern Indiana will continue to defer depreciation expenses and debt-based carrying costs associated with the $330.0 million Sugar Creek investment until the IURC’s approval and implementation of new customer rates. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. The IURC also approved a five year amortization of balances that were deferred as of December 31, 2009 and such amortization will commence with the IURC’s approval and implementation of new customer rates. The same treatment was requested in the 2010 Electric rate case filing.
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provides that certain electric customers of Northern Indiana will receive bill credits of approximately $55.1 million each year. The credits will continue at approximately the same annual level and per the same methodology, until the IURC approval and implementation of new customer rates. Credits amounting to $25.1 million and $29.0 million were recognized for electric customers for the first six months of 2011 and 2010, respectively.
On December 9, 2009, the IURC issued an order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Under the order, Northern Indiana and other jurisdictional electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. In compliance with the December 9, 2009 Order, on March 16, 2010 Northern Indiana filed a proposal for a mechanism to recover the costs associated with these energy efficiency programs, including lost revenue. On June 17, 2010, Northern Indiana filed for approval of its energy efficiency programs, recovery of program costs and lost revenue, and its proposed performance incentive level and methodology. On May 25, 2011, the IURC issued an order approving the mechanism to recover the costs associated with these energy efficiency programs. On July 27, 2011, the IURC issued on order approving the energy efficiency programs and recovery of program costs. However, the IURC denied lost revenue recovery at this time, and Northern Indiana may consider filing with the IURC a request for the recovery of lost revenue once rates and charges become effective in the 2010 Electric Rate Case. The IURC also approved Northern Indiana’s proposal to seek performance incentives after program results can be evaluated based upon evaluation, measurement, and verification data.
On July 13, 2011, the company received approval from the IURC to significantly improve Northern Indiana’s ability to purchase customer-generated electricity from renewable energy projects. The program, supported by consumer and environmental groups, also allows customers to generate more of their own electricity using renewable energy to reduce their utility costs.
MISO. As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. Northern Indiana proposed recovery of the cumulative amount of net non-fuel charges that were deferred as of December 31, 2008, and to recover, through a tracker, charges deferred between December 31, 2008 and the IURC’s approval of new customer rates. During the first six months of 2011 and 2010, MISO costs of $5.7 million and $4.8 million were deferred, respectively. As of June 30, 2011, Northern Indiana had deferred a total of $42.3 million of MISO costs. In the rate order issued on August 25, 2010, the IURC approved an RTO tracker for recovery of MISO non-fuel costs and revenues and off-system sales sharing and ordered that purchased power costs and fuel-related MISO charge types be recovered in the FAC. The IURC also approved a purchase capacity tracker referred to as the Resource Adequacy Tracker. The implementation of such trackers coincides with the IURC’s approval and implementation of new customer rates.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
MISO and PJM Interconnection undertook a joint effort in April and May 2009 to identify a source of unaccounted flows on several coordinated flowgates. The analysis found that certain PJM Interconnection generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM Interconnection’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM Interconnection market flows on congested flowgates would have resulted in higher payments to MISO by PJM Interconnection during market to market coordination since April 1, 2005. The model was fixed on June 18, 2009. On January 4, 2011, the Midwest ISO and PJM Interconnection jointly filed a settlement agreement, which FERC approved on June 16, 2011, to resolve the disputed market-to market transactions that occurred prior to June, 2009. The settlement agreement provides for a review of existing procedures for implementing the joint operating agreement, a process for reviewing future changes to implementation procedures, and enhanced access to each party’s data. In addition, there was a release and discharge of all claims by any market participant related to the joint operating agreement for all events that occurred prior to the filing of the January 4, 2011 settlement agreement.
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
As part of the August 25, 2010 rate order, a new “purchase power benchmark” became effective. This purchase power benchmark superseded the one made effective by a settlement in October 2007. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana. During the first six months of 2011 and 2010, the amount of purchased power costs exceeding the benchmark amounted to zero and $0.2 million, respectively, which was recognized as a net reduction of revenues.
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
9. Risk Management Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
borrowings. NiSource designates some of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure or sell natural gas or power. Certain forward physical contracts are derivatives which qualify for the normal purchase and normal sales exception which do not require mark-to-market accounting.
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
Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive loss, regulatory assets and liabilities or earnings depending on the designation of the derivative instrument. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive loss and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period together with the change in the fair value of the hedged item.
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
Northern Indiana, Columbia of Pennsylvania, Columbia of Kentucky, Columbia of Maryland and Columbia of Virginia use NYMEX derivative contracts to minimize risk associated with gas price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of the companies’ GCR mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
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
As part of the MISO Day 2 initiative, Northern Indiana was allocated or has purchased FTRs. These FTRs help Northern Indiana offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and are not accounted for as a hedge, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby Northern Indiana was allocated ARRs based on its historical use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction, so ARRs can be used to purchase FTRs in the FTR auction. ARRs are not derivatives.
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
marked-to-market with all associated gains and losses recognized to income. NiSource established reserves of $3.8 million at June 30, 2011 and $6.4 million at December 31, 2010, against certain of these physical sale contract derivatives. These amounts represent reserves related to the creditworthiness of certain customers, the fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value gain of approximately $118.1 million at June 30, 2011 and $154.4 million at December 31, 2010, while the financial derivative contracts marked-to-market had a fair value loss of $114.9 million at June 30, 2011 and $137.5 million at December 31, 2010. The $137.5 million loss at December 31, 2010 did not include approximately $10.3 million of January 2011 financial positions as these positions were settled in December 2010.
Commodity price risk program derivative contracted gross volumes are as follows:

	June 30, 2011	December 31, 2010

Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	31.0	28.4
Price Protection Service program derivatives (MMDth)	1.0	1.6
DependaBill program derivatives (MMDth)	0.3	0.4
Regulatory incentive program derivatives (MMDth)	4.9	2.0
Gas marketing program derivatives (MMDth)(a)	35.0	48.2
Gas marketing forward physical derivatives (MMDth)(b)	34.9	48.0
Electric energy program FTR derivatives (mw)	15,972.0	8,279.1

(a)	Basis contract volumes not included in the above table were 30.3 MMDth and 42.0 MMDth as of June 30, 2011 and December 31, 2010, respectively.

(b)	Basis contract volumes not included in the above table were 36.8 MMDth and 52.1 MMDth as of June 30, 2011 and December 31, 2010, respectively.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of June 30, 2011, NiSource had $7.2 billion of outstanding debt, of which $500.0 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness.
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
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of June 30, 2011, accumulated other comprehensive loss includes $12.1 million related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.
As of June 30, 2011, NiSource holds a 47.5% interest in Millennium. During 2008, Millennium entered into various interest rate swap agreements in order to protect against the risk of increasing interest rates. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
private placement issuance of two tranches of notes totaling $725.0 million: $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee and cash settled the interest rate hedges. These interest rate hedges were accounted for as cash flow hedges by Millennium. As it reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss is $20.6 million, net of tax. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates at the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

	June 30,	December 31,
Asset Derivatives (in millions)	2011	2010
Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$—	$—
Price risk management assets (noncurrent)	60.7	61.1

Total derivatives designated as hedging instruments	$60.7	$61.1

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$116.0	$159.5
Price risk management assets (noncurrent)	129.9	179.2

Total derivatives not designated as hedging instruments	$245.9	$338.7

Total Asset Derivatives	$306.6	$399.8

	June 30,	December 31,
Liability Derivatives (in millions)	2011	2010
Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$0.5	$1.0
Price risk management liabilities (noncurrent)	0.1	0.2

Total derivatives designated as hedging instruments	$0.6	$1.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$134.5	$172.9
Price risk management liabilities (noncurrent)	127.7	181.4

Total derivatives not designated as hedging instruments	$262.2	$354.3

Total Liability Derivatives	$262.8	$355.5

The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:
Derivatives in Cash Flow Hedging Relationships
Three Months Ended, (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	June 30,	June 30,	into Income (Effective	June 30,	June 30,
Hedging Relationships	2011	2010	Portion)	2011	2010

Commodity price risk programs	$—	$0.4	Cost of Sales	$0.2	$0.3
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.7)	(0.7)

Total	$0.4	$0.8		$(0.5)	$(0.4)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Six Months Ended (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on			Reclassified from AOCI
	Derivative (Effective		Location of Gain (Loss)	into Income (Effective
	Portion)		Reclassified from AOCI	Portion)
Derivatives in Cash Flow	June 30,	June 30,	into Income (Effective	June 30,	June 30,
Hedging Relationships	2011	2010	Portion)	2011	2010

Commodity price risk programs	$0.5	$0.2	Cost of Sales	$0.8	$0.8
Interest rate risk activities	0.8	0.8	Interest expense, net	(1.3)	(1.3)

Total	$1.3	$1.0		$(0.5)	$(0.5)

Three Months Ended, (in millions):

Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income on Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in Cash Flow Hedging	and Amount Excluded from	Testing)
Relationships	Effectiveness Testing)	June 30, 2011	June 30, 2010

Commodity price risk programs	Cost of Sales	$—	$—
Interest rate risk activities	Interest expense, net	—	—

Total		$—	$—

Six Months Ended, (in millions)

Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income on Derivative
	Recognized in Income on	(Ineffective Portion and Amount
	Derivative (Ineffective Portion	Excluded from Effectiveness
Derivatives in Cash Flow Hedging	and Amount Excluded from	Testing)
Relationships	Effectiveness Testing)	June 30, 2011	June 30, 2010

Commodity price risk programs	Cost of Sales	$—	$—
Interest rate risk activities	Interest expense, net	—	—

Total		$—	$—

It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive loss of approximately $0.4 million of loss, net of taxes.
Derivatives in Fair Value Hedging Relationships
Three Months Ended, (in millions)

		Amount of (Loss) Gain Recognized
Derivatives in Fair Value Hedging	Location of (Loss) Gain Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	June 30, 2011	June 30, 2010

Interest rate risk activities	Interest expense, net	$9.8	$4.0

Total		$9.8	$4.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Six Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Derivatives in Fair Value Hedging	Location of Gain (Loss) Recognized in	in Income on Derivatives
Relationships	Income on Derivatives	June 30, 2011	June 30, 2010

Interest rate risk activities	Interest expense, net	$(0.4)	$6.1

Total		$(0.4)	$6.1

Three Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	June 30, 2011	June 30, 2010

Fixed-rate debt	Interest expense, net	$(9.8)	$(4.0)

Total		$(9.8)	$(4.0)

Six Months Ended, (in millions)

		Amount of Gain (Loss) Recognized
Hedged Item in Fair Value Hedge	Location of Gain (Loss) Recognized in	in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	June 30, 2011	June 30, 2010

Fixed-rate debt	Interest expense, net	$0.4	$(6.1)

Total		$0.4	$(6.1)

Derivatives not designated as hedging instruments
Three Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
	Location of Gain (Loss)	(Loss) Recognized in Income on
Derivatives Not Designated as Hedging	Recognized in	Derivatives *
Instruments	Income on Derivatives	June 30, 2011	June 30, 2010

Commodity price risk programs	Gas Distribution revenues	$(0.1)	$4.2
Commodity price risk programs	Other revenues	7.8	(4.5)
Commodity price risk programs	Cost of Sales	(4.5)	(1.0)

Total		$3.2	$(1.3)

*	For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $3.4 million and $4.4 million for the second quarter of 2011 and 2010, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Six Months Ended, (in millions)

		Amount of Realized/Unrealized Gain
	Location of Gain (Loss)	(Loss) Recognized in Income on
Derivatives Not Designated as Hedging	Recognized in	Derivatives *
Instruments	Income on Derivatives	June 30, 2011	June 30, 2010

Commodity price risk programs	Gas Distribution revenues	$(21.8)	$(16.8)
Commodity price risk programs	Other revenues	18.4	72.7
Commodity price risk programs	Cost of Sales	(7.8)	(72.2)

Total		$(11.2)	$(16.3)

*	For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $19.3 million and $16.2 million for the six months of 2011 and 2010, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.
NiSource has not reclassified earnings from accumulated other comprehensive income to Cost of Sales due to the probability that certain forecasted transactions would not occur for the six months ended June 30, 2011 and 2010.
NiSource’s derivative instruments measured at fair value as of June 30, 2011 and December 31, 2010 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $2.0 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $154.4 million and $198.3 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010, respectively.
10. Fair Value Disclosures
A. Fair Value Measurements.
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheet (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
June 30, 2011 (in millions)	(Level 1)	(Level 2)	(Level 3)	June 30, 2011

Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$122.3	$—	$122.3
Financial price risk programs	121.1	2.5	—	123.6
Interest rate risk activities	—	60.7	—	60.7
Available-for-sale securities	38.8	42.4	—	81.2

Total	$159.9	$227.9	$—	$387.8

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$2.8	$—	$2.8
Financial price risk programs	257.1	2.1	0.8	260.0

Total	$257.1	$4.9	$0.8	$262.8

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
Recurring Fair Value Measurements	Assets	Inputs	Inputs	Balance as of
December 31, 2010 (in millions)	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$161.4	$—	$161.4
Financial price risk programs	173.8	3.2	0.3	177.3
Interest rate risk activities	—	61.1	—	61.1
Available-for-sale securities	43.5	37.9	—	81.4

Total	$217.3	$263.6	$0.3	$481.2

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$3.6	$—	$3.6
Financial price risk programs	348.5	3.3	0.1	351.9

Total	$348.5	$6.9	$0.1	$355.5

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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at June 30, 2011 and December 31, 2010 were:

	Amortized	Total	Total	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, June 30, 2011
U.S. Treasury	$38.4	$0.6	$(0.2)	$38.8
Corporate/Other	41.2	1.3	(0.1)	42.4

Total Available-for-sale debt securities	$79.6	$1.9	$(0.3)	$81.2

	Amortized	Total	Total	Fair
(in millions)	Cost	Gains	Losses	Value

Available-for-sale debt securities, Dec. 31, 2010
U.S. Treasury	$43.4	$0.6	$(0.5)	$43.5
Corporate/Other	36.1	2.0	(0.2)	37.9

Total Available-for-sale debt securities	$79.5	$2.6	$(0.7)	$81.4

For the three months ended June 30, 2011 and 2010, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.2 million and $0.1 million, respectively. For the three months ended June 30, 2011 and 2010, the realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.5 million and $0.3 million, respectively.
For the six months ended June 30, 2011 and 2010, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2011 and 2010, the realized gain on sale of available-for-sale Corporate/Other bond debt securities was $1.0 million and $0.7 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The cost of maturities sold is based upon specific identification. At June 30, 2011, approximately $0.7 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At June 30, 2011, approximately $1.0 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
NiSource adopted the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 during the first quarter of 2011. The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011 and 2010:

	Financial
	Transmission	Other
Three Months Ended June 30, 2011 (in millions)	Rights	Derivatives	Total

Balance as of April 1, 2011	$—	$(0.1)	$(0.1)

Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	—	(0.6)	(0.6)
Purchases	—	(0.5)	(0.5)
Settlements	—	0.4	0.4

Balance as of June 30, 2011	$—	$(0.8)	$(0.8)

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2011	$—	$(1.5)	$(1.5)

	Financial
	Transmission	Other
Three Months Ended June 30, 2010 (in millions)	Rights	Derivatives	Total

Balance as of April 1, 2010	$0.9	$(0.1)	$0.8

Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(3.2)	—	(3.2)
Settlements	2.3	0.3	2.6

Balance as of June 30, 2010	$—	$0.2	$0.2

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2010	$—	$—	$—

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Financial
	Transmission	Other
Six Months Ended, June 30, 2011 (in millions)	Rights	Derivatives	Total

Balance as of January 1, 2011	$—	$0.2	$0.2
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	—	(1.0)	(1.0)
Purchases	—	(1.0)	(1.0)
Settlements	—	1.0	1.0

Balance as of June 30, 2011	$—	$(0.8)	$(0.8)

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2011	$—	$(1.5)	$(1.5)

	Financial
	Transmission	Other
Six Months Ended, June 30, 2010 (in millions)	Rights	Derivatives	Total

Balance as of January 1, 2010	$1.9	$0.2	$2.1
Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(4.2)	—	(4.2)
Settlements	2.3	—	2.3

Balance as of June 30, 2010	$—	$0.2	$0.2

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2010	$—	$—	$—

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
Non-recurring Fair Value Measurements. During the second quarter of 2011, NiSource acquired $19.3 million of assets at fair value as a result of the Lake Erie Land transaction described within Note 6, “Discontinued Operations and Assets and Liabilities Held for Sale”. The fair value was determined based on third party appraisals based on unobservable inputs and is deemed to be a Level 3 fair value measurement under the fair value hierarchy. See Note 6 for further discussion.
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
Investments. NiSource has corporate owned life insurance which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at June 30, 2011 and December 31, 2010 were $27.0 million and $26.0 million, respectively.

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
The carrying amount and estimated fair values of financial instruments were as follows:

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount as of	Value as of	Amount as of	Value as of
(in millions)	June 30, 2011	June 30, 2011	Dec. 31, 2010	Dec. 31, 2010

Long-term investments	$27.6	$26.4	$26.7	$25.4
Long-term debt (including current portion)	6,370.0	6,972.5	5,970.3	6,482.4

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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and RBS. On October 22, 2010, the agreement was renewed with an amendment reducing the maximum seasonal program limit from $275 million to $200 million. The amended agreement expires on October 21, 2011, and can be renewed if mutually agreed to by all parties. As of June 30, 2011, $75.0 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. On October, 22, 2010, the agreement was renewed, having a new scheduled termination date of August 31, 2011, and can be further renewed if mutually agreed to by both parties. As of June 30, 2011, $100.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 14, 2011, the agreement was renewed, having a new scheduled termination date of March 13, 2012, and can be further

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
renewed if mutually agreed to by both parties. As of June 30, 2011, $8.9 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2011 and December 31, 2010 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	June 30, 2011	December 31, 2010

Gross Receivables	$443.2	$655.6
Less: Receivables not transferred	259.3	380.6

Net receivables transferred	$183.9	$275.0

Short-term debt due to asset securitization	$183.9	$275.0

For the quarters ended June 30, 2011 and 2010, $0.8 million and $1.8 million of fees associated with the securitization transactions were recorded as interest expense, respectively. For the six months ended June 30, 2011 and 2010, $2.3 million and $3.7 million of fees associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.
12. Goodwill Assets
NiSource tests its goodwill for impairment annually as of June 30 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined by GAAP. In accordance with GAAP, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. Goodwill is generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition. The goodwill impairment test is a two-step process which requires NiSource to make estimates regarding the fair value of the reporting unit. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.
NiSource has three reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at June 30, 2011 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at June 30, 2011 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $18.8 million.
In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the June 30, 2011 test, NiSource used a weighted average of the income and market approaches. The income approach utilized a discounted cash flow model. This model is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in the models are the growth rates, which are based on the cash flows from operations for each of the reporting units, and the weighted average cost of capital, or discount rate. The starting point for each reporting unit’s cash flow from operations is the detailed five year plan, which takes into consideration a variety of factors such as the current

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
economic environment, industry trends, and specific operating goals set by management. The discount rates are based on trends in overall market as well as industry specific variables and include components such as the risk-free rate, cost of debt, and company volatility at June 30, 2011. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting unit’s EBITDA, (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applying that multiple to the reporting unit’s EBITDA, and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill and non-goodwill reporting units based on the relative EBITDA, revenues, and operating income of each reporting unit. Each of the three market approaches were calculated with the assistance of a third party valuation firm, using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists under step 1 of the annual impairment test.
Certain key assumptions used in determining the fair values of the reporting units included planned operating results, discount rates and the long-term outlook for growth. NiSource used discount rates of 6.00% for both Columbia Transmission Operations and Columbia Distribution Operations, resulting in excess fair values of approximately $1,092 million and $412 million, respectively. The results of the impairment test indicated that each of the reporting units passed step 1 of the impairment test.
Goodwill at Northern Indiana Gas Distribution Operations related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $18.8 million was also tested for impairment as of June 30, 2011. The income approach was used to determine the fair value of the Northern Indiana Gas Distribution reporting unit. Key assumptions in the income approach were a discount rate of 6.00% and a growth rate based on the cash flow from operations. These cash flows factor in the regulatory environment and planned growth initiatives. The step 1 goodwill impairment test resulted in the fair value of the Northern Indiana Gas reporting unit to be above the carrying value by $319 million.
13. Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2011 and 2010, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2011 and June 30, 2010 were 43.2% and 35.5%, respectively. The effective tax rates for the six months ended June 30, 2011 and June 30, 2010 were 36.1% and 35.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The increase in the three and six month effective tax rates of 7.7% and 0.4% in 2011 versus 2010 is due primarily to an increase in tax expense resulting from recently enacted Indiana tax legislation partially offset by a reduction in tax expense to reflect utility rate-making flow through taxes in the state of Pennsylvania and the reversal of the 2009 Section 199 credits in the second quarter of 2010.
On May 12, 2011, the governor of Indiana signed into law House Bill 1004, which among other things, lowers the corporate income tax rate from 8.5% to 6.5% over four years beginning on July 1, 2012. The reduction in the tax rate will impact deferred income taxes and tax related regulatory assets and liabilities recoverable in the rate making process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to Indiana net operating loss carryforward, will be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the second quarter 2011, the Company recorded tax expense of $6.8 million to reflect the effect of this rate change.
There were no material changes recorded in the second quarter of 2011 to NiSource’s uncertain tax positions as of December 31, 2010.

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
NiSource expects to make contributions of approximately $149.7 million to its pension plans and approximately $49.3 million to its postretirement medical and life plans in 2011, which could change depending on market conditions. For the six months ended June 30, 2011, NiSource has contributed $111.0 million to its pension plans and $21.2 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the three and six months ended June 30, 2011 and 2010:

			Other Postretirement
	Pension Benefits		Benefits
Three Months Ended June 30, (in millions)	2011	2010	2011	2010

Components of Net Periodic Benefit Cost
Service cost	$9.4	$9.8	$2.5	$2.4
Interest cost	29.9	31.4	9.6	10.9
Expected return on assets	(41.8)	(35.9)	(6.7)	(5.8)
Amortization of transition obligation	—	—	0.3	0.3
Amortization of prior service cost	0.1	0.5	(0.1)	0.8
Recognized actuarial loss	13.9	14.5	1.7	1.5

Total Net Periodic Benefit Costs	$11.5	$20.3	$7.3	$10.1

			Other Postretirement
	Pension Benefits		Benefits
Six Months Ended June 30, (in millions)	2011	2010	2011	2010

Components of Net Periodic Benefit Cost
Service cost	$18.8	$19.5	$5.0	$4.8
Interest cost	59.8	62.8	19.2	21.3
Expected return on assets	(83.6)	(71.8)	(13.4)	(11.7)
Amortization of transition obligation	—	—	0.6	0.6
Amortization of prior service cost	0.2	1.0	(0.2)	0.7
Recognized actuarial loss	27.8	29.0	3.4	3.0

Total Net Periodic Benefit Costs	$23.0	$40.5	$14.6	$18.7

For the quarters ended June 30, 2011 and 2010, pension and other postretirement benefit cost of approximately $1.7 million and $4.0 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the six months ended June 30, 2011 and 2010, pension and other postretirement benefit cost of approximately $8.8 million and $7.1 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated business.

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
At June 30, 2011, consistent with prior periods, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. Based on the newly adopted guidance on the consolidation of variable interest entities, these investments met the definition of a VIE. As of June 30, 2011, NiSource is a 99% limited partner with a net investment of approximately $1.2 million. Consistent with prior periods, NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low income housing properties. At June 30, 2011, gross assets of the low income housing real estate investments in continuing operations were $28.9 million. Current and non-current assets were $1.2 million and $27.7 million, respectively. As of June 30, 2011, NiSource recorded long-term debt of approximately $11.3 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.7 million of the assets are restricted to settle the obligations of the entity.
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
16. Long-Term Debt
On June 10, 2011, NiSource Finance issued $400.0 million of 5.95% senior unsecured notes that mature June 15, 2041.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On December 8, 2010, NiSource Finance issued $250.0 million of 6.25% senior unsecured notes that mature December 15, 2040.
On December 1, 2010, NiSource Finance announced that it was commencing a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.80% notes due 2019. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2019 notes were accepted. On December 14, 2010, NiSource Finance announced that approximately $272.9 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered. Based upon the principal amount of the 2016 notes tendered, NiSource Finance increased the maximum aggregate principal amount of 2016 notes it would purchase from $250.0 million to $325.0 million and terminated the portion of the tender offer related to its 6.80% notes due 2019. On December 30, 2010, NiSource Finance announced that $273.1 million of these notes were successfully tendered. In accordance with the provisions of ASC 470, Debt, NiSource determined the new 6.25% notes due 2040 to be substantially different from the old debt instrument, and therefore the transaction qualified as a debt extinguishment. NiSource recorded a $96.7 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.
On November 15, 2010, NiSource Finance redeemed $681.8 million of its 7.875% unsecured notes.
17. Short-Term Borrowings
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with four dealers: Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving line of credit, which expires in March 2015. At June 30, 2011, NiSource had $180.5 million of commercial paper outstanding.
On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility has a termination date of March 3, 2015 and replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The purpose of the facility is to fund ongoing working capital requirements and for general corporate purposes, including supporting liquidity for NiSource’s commercial paper program, and provides for the issuance of letters of credit. At June 30, 2011, NiSource had $506.0 million of outstanding borrowings under this facility.
As of June 30, 2011 and December 31, 2010, NiSource had $38.0 million and $32.5 million, respectively, of stand-by letters of credit outstanding, of which $19.7 million and $14.2 million, respectively, were under the revolving credit facility.
Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheet (unaudited) in the amount of $183.9 million and $275.0 million as of June 30, 2011 and December 31, 2010, respectively. Refer to Note 11, “Transfers of Financial Assets,” for additional information.

	June 30,	December 31,
(in millions)	2011	2010

Commercial Paper weighted average interest rate of 0.95% at June 30, 2011	$180.5	$—
Credit facilities borrowings weighted average interest rate of 1.90% and 0.78% at June 30, 2011 and December 31, 2010, respectively	506.0	1,107.5
Accounts receivable securitization facility borrowings	183.9	275.0

Total short-term borrowings	$870.4	$1,382.5

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
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason and no further awards are permitted to be granted under the 1994 Plan or the Director Plan. The types of awards authorized under the Omnibus Plan do not significantly differ from those previously allowed under the 1994 Plan. At June 30, 2011, there were 8,031,844 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $3.4 million and $3.8 million for the three months ended June 30, 2011 and 2010, respectively, as well as related tax benefits of $1.3 million. For the six months ended June 30, 2011 and 2010, stock-based employee compensation expense of $6.4 million and $6.0 million was recognized, respectively, as well as related tax benefits of $2.3 million and $2.1 million, respectively.
As of June 30, 2011, the total remaining unrecognized compensation cost related to nonvested awards amounted to $20.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.
Stock Options. As of June 30, 2011, approximately 3.4 million options were outstanding and exercisable with a weighted average strike price of $21.95.
Restricted Awards. During the first six months of 2011, NiSource granted 119,013 restricted stock units, subject to service conditions, at a total grant date fair value of $2.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 112,605 units lapse in January 2014 when 100% of the shares vest. If before January 2014, the employee terminates employment (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. Termination due to any other reason will result in all restricted units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. The service conditions lapse for the remaining 6,408 units between March 2012 and May 2014. As of June 30, 2011, 684,486 nonvested restricted stock units were granted and outstanding.
Contingent Stock Units. During the first six months of 2011, NiSource granted 718,231 contingent stock units subject to performance conditions, at a grant date fair-value of $11.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures. The service conditions lapse on January 31, 2014 when 100% of the shares vest. If the employee terminates employment before January 31, 2014 (1) due to retirement, having attained age 55 and completed ten years of service, or (2) due to death or disability, the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. Termination due to any other reason will result in all contingent units awarded being forfeited effective the employee’s date of termination. Employees will be entitled to receive dividends upon vesting. As of June 30, 2011, 2,220,125 nonvested contingent stock units were granted and outstanding.
Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of June 30, 2011, 102,752 restricted stock units had been issued under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of June 30, 2011, 274,315 restricted

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
stock units remain outstanding under the Director Plan and as noted above no further shares may be issued under the Director Plan.
401(k) Match and Profit Sharing. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results. For the six months ended June 2011 and 2010, NiSource recognized 401(k) match and profit sharing expense of $9.1 million and $9.8 million, respectively.
19. Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total commercial commitments in existence at June 30, 2011 and the years in which they expire were:

(in millions)	Total	2011	2012	2013	2014	2015	After

Guarantees of subsidiaries debt	$5,830.9	$—	$315.0	$545.0	$500.0	$230.0	$4,240.9
Guarantees supporting commodity transactions of subsidiaries	153.1	51.7	19.5	—	—	80.0	1.9
Accounts receivable securitization	183.9	183.9	—	—	—	—	—
Lines of credit	686.5	686.5	—	—	—	—	—
Letters of credit	38.0	12.2	24.6	0.2	1.0	—	—
Other guarantees	321.8	2.0	12.3	222.8	32.2	—	52.5

Total commercial commitments	$7,214.2	$936.3	$371.4	$768.0	$533.2	$310.0	$4,295.3

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
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to $153.1 million of commodity-related payments for its current subsidiaries involved in energy related activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit and Accounts Receivable Advances. On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The new facility has a termination date of March 3, 2015. The purpose of the facility is to fund ongoing working capital requirements and for general corporate purposes, including supporting liquidity for the Company’s commercial paper program, and provides for the issuance of letters of credit. At June 30, 2011, NiSource had $506.0 million in borrowings under its four-year revolving credit facility, $180.5 million in commercial paper outstanding and $183.9 million outstanding under its accounts receivable securitization agreements. At June 30, 2011, NiSource issued stand-by letters of credit of approximately $38.0 million for the benefit of third parties. See Note 17, “Short-Term Borrowings,” for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Other Guarantees or Obligations. On June 30, 2008, NiSource sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2011. These guarantees are due to expire in June 2013.
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
In connection with Millennium’s refinancing of its long-term debt in August 2010, NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the Millennium notes offering. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource recorded an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of June 30, 2011.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. On June 21, 2011 the Court issued the Second Supplemental Order to conclude administration of settlement. The Order sets forth the specific steps to be taken by the Parties to close administration of the settlement and terminate the settlement fund. As of June 30, 2011, NiSource has contributed a total of $338.5 million into the qualified settlement fund, $330.5 million of which was contributed prior to December 31, 2010. As of June 30, 2011, $0.3 million of the maximum settlement liability has not been paid. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator; however, NiSource does not expect these additional payments to be material.
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
In June 2009, the parties to the Thacker litigation presented a Settlement Agreement to the Court for preliminary approval, which provides for a settlement amount of $28.8 million. NiSource fully reserved for the entire settlement amount. The court granted the Motion for Preliminary Approval and held a fairness hearing on November 10, 2009. On March 3, 2010 the Court granted final approval of the settlement and on March 31, 2010, a notice of appeal of that approval was filed with the Sixth Circuit. On February 17, 2011, the Sixth Circuit affirmed the lower court’s approval of the settlement.
On June 17, 2011, an escrow was established for the administration of the settlement. On June 21, 2011, NiSource contributed $28.7 million to the fund with a reservation of right to seek recovery from Chesapeake.
Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, EPA, Department of Justice, and IDEM have settled the matter.
The consent decree was entered by the United States District Court for the Northern District of Indiana on July 22, 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell. Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new SO2 control devices and one new NOx control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related capital improvements at $570 to $840 million, which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.
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
As of June 30, 2011 and December 31, 2010, NiSource had recorded reserves of approximately $79.4 million and $79.8 million, respectively, to cover environmental remediation at various sites. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
In 2009 and 2010, the United States Congress considered a number of legislative proposals to regulate GHG emissions. The United States House of Representatives passed a comprehensive climate change bill in June 2009 that would have created a GHG cap-and-trade system and implemented renewable energy standards. Bills on the same topics were introduced in the Senate in 2009 and 2010, but failed to garner enough support to pass.
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
Waste
NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Additionally, a program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified up to 84 such sites and initial investigations have been conducted at 56 sites. Follow-up investigation activities have been completed or are in progress at 50 sites and remedial measures have been implemented or completed at 37 sites. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements. The final costs of cleanup have not yet been determined. NiSource plans to complete an evaluation of all such sites for which remediation is not yet complete in the fourth quarter of 2011. As the evaluations, site investigations and cleanups proceed, reserves could increase or otherwise be adjusted to reflect new information.
Additional Issues Related to Individual Business Segments
The sections above describe various regulatory actions that affect Gas Transmission and Storage Operations, Electric Operations, and certain other discontinued operations for which we have retained a liability. Specific information is provided below.
Gas Transmission and Storage Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. Remediation liabilities have been established on a number of facilities and NiSource will complete the discovery phase of a study to evaluate the remediation of the remaining facilities in fall 2011. This will allow the remediation liability to be estimable for the remaining sites in the third quarter.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $570 to $840 million. Additional capital improvements associated with the Cross-State Air Pollution Rule (CSAPR) and the proposed Utility Hazardous Air Pollutants Rule are estimated to be $0 to $90 million. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.
Sulfur dioxide: On December 8, 2009, the EPA revised the SO2 NAAQS by adopting a new 1-hour primary NAAQS for sulfur dioxide (SO2). EPA expects to designate areas that do not meet the new standard by mid-2012. States with such areas would have until 2014 to develop attainment plans with compliance required by 2017. Northern Indiana will continue to monitor developments in these matters but does not anticipate a material impact.
Clean Air Interstate Rule (CAIR) / Transport Rule/ Cross-State Air Pollution Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including Northern Indiana’s, with restricted emission allowance trading programs beginning in 2012.
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
New Source Review: On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, EPA, the Department of Justice, and IDEM have settled the matter.
The consent decree was entered by the United States District Court for the Northern District of Indiana on July 22, 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell. Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new scrubbers to control sulfur dioxide (“SO2”) and one new nitrogen oxide (“NOx”) control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate matter, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related capital improvements at $570 to $840 million which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
20. Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

(in millions)	June 30, 2011	December 31, 2010

Other comprehensive income (loss), before tax:
Unrealized gains on securities	$7.5	$6.1
Tax expense on unrealized gains on securities	(2.9)	(2.4)
Unrealized losses on cash flow hedges	(53.6)	(56.4)
Tax benefit on unrealized losses on cash flow hedges	20.5	21.6
Unrecognized pension and OPEB costs	(41.8)	(43.3)
Tax benefit on unrecognized pension and OPEB costs	15.8	16.5

Total Accumulated Other Comprehensive Loss, net of taxes	$(54.5)	$(57.9)

Equity Investment
During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420.0 million with seven counterparties. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million: $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under the credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. These interest rate swap derivatives were accounted for as cash flow hedges by Millennium. As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates at the Condensed Statements of Consolidated Income. NiSource’s proportionate share of the remaining unrealized loss, net of tax, was $20.6 million as of June 30, 2011 and $21.1 million as of December 31, 2010, which are included in unrealized losses on cash flow hedges above.
21. Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At June 30, 2011, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

REVENUES
Gas Distribution Operations
Unaffiliated	$629.7	$552.0	$2,214.5	$2,097.4
Intersegment	0.2	2.7	0.9	8.5

Total	629.9	554.7	2,215.4	2,105.9

Gas Transmission and Storage Operations
Unaffiliated	200.5	185.6	413.9	380.1
Intersegment	33.0	31.7	75.0	93.8

Total	233.5	217.3	488.9	473.9

Electric Operations
Unaffiliated	350.8	342.3	699.6	662.1
Intersegment	0.2	0.2	0.4	0.4

Total	351.0	342.5	700.0	662.5

Corporate and Other
Unaffiliated	47.3	91.2	132.5	390.2
Intersegment	122.2	103.1	232.7	209.9

Total	169.5	194.3	365.2	600.1

Eliminations	(155.6)	(137.7)	(309.0)	(312.6)

Consolidated Revenues	$1,228.3	$1,171.1	$3,460.5	$3,529.8

Operating Income (Loss)
Gas Distribution Operations	$46.4	$18.5	$288.0	$253.6
Gas Transmission and Storage Operations	84.7	74.9	203.2	200.8
Electric Operations	39.8	49.6	83.0	94.7
Corporate and Other	(7.6)	(3.8)	(11.7)	(6.5)

Consolidated Operating Income	$163.3	$139.2	$562.5	$542.6

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
22. Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010:

Six Months Ended June 30, (in millions)	2011	2010

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$65.1	$63.7
Change in equity investments related to unrealized (losses) gains	—	(23.5)
Stock issuance to employee saving plans	10.8	10.1
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$180.0	$186.6
Cash paid for income taxes	4.7	49.9

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
For the six months ended June 30, 2011, NiSource reported income from continuing operations of $244.3 million, or $0.87 per basic share, compared to $225.4 million, or $0.81 per basic share reported for the same period in 2010.
The increase in income from continuing operations was due primarily to the following items:
•	Electric Operations’ net revenues increased $15.1 million primarily due to increased industrial usage and margins resulting from improved economic conditions.

•	Gas Transmission and Storage Operations’ net revenues increased $15.0 million primarily due to higher demand margin revenues as a result of growth projects placed into service in the second half of the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	Depreciation and amortization decreased $28.0 million primarily due to new approved rates at Northern Indiana’s Gas Distribution operations.

•	NiSource incurred lower interest expense of $13.0 million primarily due to the $681.8 million November 2010 long-term debt maturity and the December 2010 tender offer repurchase of long-term debt of $273.1 million.
These increases were partially offset by the following:
•	Operation and maintenance expenses, excluding the decrease in trackers of $23.9 million, increased $42.2 million as a result of higher employee and administrative expenses and electric generation costs.
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
Northern Indiana’s utilities are focused on a number of initiatives to enhance customer service and reliability, modernize rate structures, and position the company for future growth. Following are the key initiatives for Northern Indiana:
•	On July 18, 2011, Northern Indiana filed a broad-based settlement agreement which, if approved by the IURC, would resolve the company’s November 2010 electric base rate case. The settlement provides Northern Indiana with the foundation to make ongoing investments in Northern Indiana’s energy infrastructure to help fuel job creation and economic growth and to earn a reasonable return on its investment for shareholders on a sustainable basis.

•	On July 13, 2011, the company received approval from the IURC to significantly improve Northern Indiana’s Electric operations’ ability to purchase customer-generated electricity from renewable energy projects. The program, supported by consumer and environmental groups, also allows customers to generate more of their own electricity using renewable energy to reduce their utility costs.

•	Construction also remains on schedule for a Flue Gas Desulfurization unit at Northern Indiana’s Electric operations’ Schahfer generating station. This clean-air investment is part of Northern Indiana’s $570 to $840 million environmental improvements planned over the next eight years at Northern Indiana’s Electric operations’ electric generating stations
NiSource’s Gas Distribution Operations continues to execute its strategy of combining long-term infrastructure replacement programs with complementary regulatory initiatives.
•	On July 1, 2011, Columbia of Pennsylvania filed a partial settlement in the company’s base rate case filed on January 14, 2011, with the Pennsylvania Public Utility Commission. Two items, including rate design for residential customers, will be resolved through a formal hearing process, and a recommendation is expected this month. If approved, the settlement will authorize a revenue increase of $17 million annually. A decision is expected, with new rates in effect, during the fourth quarter of this year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•	NiSource’s gas distribution companies also remain on track with their infrastructure modernization and replacement programs designed to ensure safe and reliable service. These include programs at Columbia of Ohio, Columbia of Pennsylvania, Columbia of Massachusetts and Columbia of Kentucky. In addition, Columbia of Virginia has filed an application with its state commission to accelerate recovery of its infrastructure projects. All of these investments are part of NiSource’s Gas Distribution Operations’ more than $4 billion replacement program scheduled over the next 20 to 25 years.
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
•	In the Marcellus region, NiSource’s Gas Transmission & Storage Operations completed its Southern Appalachian and Clendenin projects during the second quarter, providing more than 180,000 Dth per day of contracted firm transportation capacity for its customers. Other Marcellus-related projects in progress include the Rimersburg Expansion in central Pennsylvania, the Smithfield project in West Virginia and the Line WB Expansion in Virginia and Kentucky. These producer-driven projects, of which a significant portion are fully subscribed with long-term contracts or binding precedent agreements, will add up to 525,000 Dth per day of firm transportation.

•	In addition to its supply-driven Marcellus development activities, NiSource’s Gas Transmission & Storage Operations continues to actively develop infrastructure projects to serve new natural gas-fueled electric generation markets, involving both new natural gas-fired generation facilities as well as coal conversion opportunities. For example, in May, Columbia Transmission filed an application with the FERC to construct the pipeline infrastructure to serve a new contract with Virginia Power Services Energy Corporation’s planned 1,329 MW gas-fired generation facility to be owned by Virginia Electric Power Company in Warren County, Va. The project would provide approximately 250,000 Dth per day of long-term, firm transportation with an in-service date of mid-2014.

•	On the regulatory front, Columbia Gulf placed new rates into effect, subject to refund, on May 1, 2011, as part of its November 2010 rate case filing with the FERC. Columbia Gulf and the parties to the case are actively engaged in settlement discussions to resolve the case.
Financial Management of the Balance Sheet
In June 2011, NiSource issued $400 million in 30-year notes as part of the company’s ongoing focus on enhancing its long-term financial strength and flexibility. The issuance takes advantage of the interest rate environment and was used to repay short-term bank borrowings under the company’s $1.5 billion revolving credit facility.
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with four dealers: Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving line of credit, which expires in March 2015.
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
Refer to “Controls and Procedures” included in Item 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Results of Operations
Quarter Ended June 30, 2011
Net Income
NiSource reported net income of $38.9 million, or $0.14 per basic share, for the three months ended June 30, 2011, compared to a net income of $28.1 million, or $0.10 per basic share, for the second quarter of 2010. Income from continuing operations was $39.5 million, or $0.14 per basic share, for the three months ended June 30, 2011, compared to income from continuing operations of $28.0 million, or $0.10 per basic share, for the second quarter of 2010. Operating income was $163.3 million, an increase of $24.1 million from the same period in 2010. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2011 were 280.2 million compared to 277.6 million at June 30, 2010.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended June 30, 2011, were $765.8 million, a $33.8 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Transmission and Storage Operations’ net revenues of $16.2 million, increased Gas Distribution Operations’ net revenues of $13.8 million and increased Electric Operations’ net revenues of $2.7 million.
•	Gas Distribution Operations’ net revenues increased due primarily to the impact of colder weather of approximately $10 million and increased residential and commercial margins of $9.1 million primarily as a result of Northern Indiana’s change from a volumetric-based rate design to one with a higher fixed charge. The new rate design provides a greater proportion of recovery through the monthly fixed customer charge as opposed to the volumetric charge for certain customer classes. The revenue variance experienced in the second quarter from Northern Indiana’s rate design change is offset during the periods of higher usage throughout the year. Additionally, there was an increase of $8.0 million for other regulatory and service programs, including impacts from the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program and rate cases at various other utilities. The change in net revenues was also positively impacted by a $5.7 million contract reserve that was established in 2010. The increase in net revenues was partially offset by a decrease of $16.3 million in off-system sales as a result of the standard service offer auction at Columbia of Ohio in the second quarter of 2010 and a decrease in net regulatory and tax trackers of $1.7 million, which are offset in expense.

•	Gas Transmission and Storage Operations’ net revenues increased primarily due to higher demand margin revenue of $8.6 million as a result of growth projects placed into service in the second half of the prior year. Additionally, there was an increase of $5.7 million due to the impact of the rate case filing at Columbia Gulf, subject to refund. Net revenues also increased due to a one-time settlement of $2.8 million, higher condensate revenue of $2.3 million and increased commodity margin revenue of $2.2 million. These increases in net revenues were partially offset by the impact of $5.4 million of fees received from a contract buy-out during the second quarter of 2010.

•	Electric Operations’ net revenues increased primarily due to increased industrial usage and margins of $6.1 million resulting from improved economic conditions and $2.7 million in lower revenue credits compared to the prior year. These increases were partially offset by a decrease of $4.6 million in residential and commercial margins and a decrease of $2.2 million in environmental trackers that are partly offset in operating expense.
Expenses
Operating expenses for the second quarter 2011 were $604.8 million, an increase of $11.6 million from the 2010 period. This increase was primarily due to higher employee and administrative costs of $15.2 million predominantly as a result of an increased headcount. Additionally, there were higher electric generation costs of $10.8 million due to more outage weeks in the current period. These increases were partially offset by decreased depreciation costs of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
$17.1 million primarily due to new approved depreciation rates at Northern Indiana within the Gas Distributions Operations’ segment.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $2.3 million in the second quarter of 2011, an increase of $1.9 million compared to 2010. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations’ business. Equity earnings increased primarily resulting from lower hedge ineffectiveness charges at Millennium, which was partially offset by higher interest costs associated with the August 2010 debt refinancing at Millennium.
Other Income (Deductions)
Other Income (Deductions) reduced income by $93.8 million in 2011 compared to a reduction in income of $95.8 million in the prior year. The decrease in deductions is primarily due to lower interest expense of $4.0 million due to the $681.8 million November 2010 long-term debt maturity and the December 2010 tender offer repurchase of long-term debt of $273.1 million. The benefits were partially offset by incremental interest expense associated with the issuance of long-term debt of $250.0 million in December 2010, reduced savings associated with interest rate swaps and higher average short-term borrowings and rates. Other-net income of $0.6 million was recorded in 2011 compared to $2.6 million in 2010.
Income Taxes
Income tax expense for the second quarter of 2011 was $30.0 million compared to $15.4 million in the prior year. The effective tax rates for the three months ended June 30, 2011 and June 30, 2010 were 43.2% and 35.5%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The increase in the three month effective tax rates of 7.7% in 2011 versus 2010 is due primarily to an increase in tax expense resulting from recently enacted Indiana tax legislation partially offset by a reduction in tax expense to reflect utility rate-making flow through taxes in the state of Pennsylvania and the reversal of the 2009 Section 199 credits in the second quarter of 2010.
On May 12, 2011, the governor of Indiana signed into law House Bill 1004, which among other things, lowers the corporate income tax rate from 8.5% to 6.5% over four years beginning on July 1, 2012. The reduction in the tax rate will impact deferred income taxes and tax related regulatory assets and liabilities recoverable in the rate making process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to Indiana net operating loss carryforward, will be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the second quarter 2011, the Company recorded tax expense of $6.8 million to reflect the effect of this rate change.
Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.
Discontinued Operations
There was a net loss of $0.6 million in the second quarter of 2011 from discontinued operations compared to net income of $0.1 million in the second quarter of 2010.
Results of Operations
Six Months Ended June 30, 2011
Net Income
NiSource reported net income of $244.1 million, or $0.87 per basic share, for the six months ended June 30, 2011, compared to net income of $225.4 million, or $0.81 per basic share, for the first six months of 2010. Income from continuing operations was $244.3 million, or $0.87 per basic share, for the first six months ended June 30, 2011, compared to income from continuing operations of $225.4 million, or $0.81 per basic share, for comparable 2010 period. Operating income was $562.5 million, an increase of $19.9 million from the same period in 2010. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2011 were 279.8 million compared to 277.3 million at June 30, 2010.

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
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2011, were $1,827.1 million, a $22.7 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $15.1 million and increased Gas Transmission and Storage Operations’ net revenues of $15.0 million partially offset by decreased Gas Distribution Operations’ net revenues of $7.8 million.
•	Electric Operations’ net revenues increased primarily due to increased industrial usage and margins of $16.4 million resulting from improved economic conditions and $3.9 million in lower revenue credits compared to the prior year. Additionally, net revenues increased due to the impact of weather of approximately $3.0 million. These increases were partially offset by a decrease of $7.6 million in residential and commercial margins.

•	Gas Transmission and Storage Operations’ net revenues increased primarily due to higher demand margin revenue of $13.9 million as a result of growth projects placed into service in the second half of the prior year. Additionally, there was an increase of $5.7 million due to the impact of the rate case filing at Columbia Gulf, subject to refund. Net revenues also increased due to higher condensate revenue of $3.7 million, increased commodity margin revenue of $3.7 million, increased mineral rights royalty revenues of $3.0 million and a one-time settlement of $2.8 million. These increases in net revenues were partially offset by the impact of $8.3 million related to the recognition in 2010 of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, revenues decreased due to the impact of $5.4 million of fees received from a contract buy-out during the second quarter of 2010 and lower shorter term transportation and storage services of $4.0 million.

•	Gas Distribution Operations’ net revenues decreased due primarily to decreases in net regulatory and tax trackers of $18.6 million, which are offset in expense, and lower off-system sales of $17.9 million as a result of the standard service offer auction at Columbia of Ohio in the second quarter of 2010. Additionally, there was a $7.1 million decrease in residential, commercial and industrial margins due primarily to Northern Indiana’s change from a volumetric-based rate design to one with a higher fixed charge. The new rate design provides a greater proportion of recovery through the monthly fixed customer charge as opposed to the volumetric charge for certain customer classes. The revenue variance experienced from Northern Indiana’s rate design change is offset throughout the year. The decreases in net revenues were partially offset by an increase of $14.4 million for other regulatory and service programs, including impacts from rate cases at various other utilities and the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program. Additionally, there were increases of approximately $13 million due to the impact of colder weather, $5.7 million as the result of a contract reserve that was established in 2010, and $2.4 million from Bear Garden Station which was placed into service in July of 2010.
Expenses
Operating expenses for the six months ended June 30, 2011 were $1,269.9 million, an increase of $0.3 million from the 2010 period. This increase was primarily due to higher employee and administrative costs of $28.2 million predominantly as a result of an increased headcount and higher electric generation costs of $11.7 million due to more outage weeks in the current period. Additionally, there was an increase in outside service costs of $6.9 million. These increases were partially offset by decreased depreciation costs of $28.0 million primarily due to new approved depreciation rates at Northern Indiana within the Gas Distributions Operations’ segment and a decrease of $15.9 million in regulatory and tax trackers, which are offset in revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $5.3 million for the first six months of 2011, a decrease of $2.5 million compared to 2010. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations’ business. Equity earnings decreased primarily resulting from Millennium incurring higher interest costs associated with the August 2010 debt refinancing partially offset by lower hedge ineffectiveness charges at Millennium.
Other Income (Deductions)
Other Income (Deductions) reduced income by $180.3 million for the first six months of 2011 compared to a reduction in income of $192.0 million in the prior year. The decrease in deductions is primarily due to lower interest expense of $13.0 million due to the $681.8 million November 2010 long-term debt maturity and the December 2010 tender offer repurchase of long-term debt of $273.1 million. The benefits were partially offset by incremental interest expense associated with the issuance of long-term debt of $250.0 million in December 2010, reduced savings associated with interest rate swaps and higher average short-term borrowings and rates. Other-net income of $3.9 million was recorded in 2011 compared to $5.2 million in 2010.
Income Taxes
Income taxes for the first six months of 2011 were $137.9 million, an increase of $12.7 million compared to the first six months of 2010, mainly attributable to higher pre-tax income.
The effective tax rates for the six months ended June 30, 2011 and June 30, 2010 were 36.1% and 35.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences such as the electric production tax deduction provided under Internal Revenue Code Section 199.
The increase in the six month effective tax rate of 0.4% in 2011 versus 2010 is due primarily to an increase in tax expense resulting from recently enacted Indiana tax legislation partially offset by a reduction in tax expense to reflect utility rate-making flow through taxes in the state of Pennsylvania and the reversal of the 2009 Section 199 credits in the second quarter of 2010.
Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.
Discontinued Operations
There was a $0.2 million net loss from discontinued operations for the six months ended June 30, 2011, compared to no impact to net income in 2010.
Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolver, commercial paper program, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2011.
Operating Activities
Net cash from operating activities for the six months ended June 30, 2011 was $736.0 million, an increase of $333.5 million compared to the six months ended June 30, 2010. Gas price fluctuations and the related approved rates for recovery significantly impacted working capital when comparing the two periods. During 2011, under-collected gas costs from 2010 of $220.7 million were received from customers providing a source of working

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
capital. Conversely, during the comparable period in 2010 over-collected gas costs of $252.3 million from 2009 were returned to the customers resulting in a use of working capital.
Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $149.7 million to its pension plans and approximately $49.3 million to its postretirement medical and life plans in 2011, which could change depending on market conditions. For the six months ended June 30, 2011, NiSource has contributed $111.0 million to its pension plans and $21.2 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the six months ended June 30, 2011 were $445.0 million, compared to $336.9 million for the comparable period in 2010. The increase is the result of increased spending for the Gas Distribution Operations’ infrastructure replacement programs and Electric Operations’ system growth. NiSource projects 2011 capital expenditures to be approximately $1.1 billion.
Restricted cash was $154.6 million and $202.9 million as of June 30, 2011 and December 31, 2010, respectively. The decrease in restricted cash was due primarily to the change in forward gas prices which resulted in decreased net margin deposits on open derivative contracts used within NiSource’s risk management and energy marketing activities.
Financing Activities
Long-term Debt. Refer to Note 16, “Long-Term debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.
Credit Facilities. On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The purpose of the new facility is to fund ongoing working capital requirements and for general corporate purposes, including supporting liquidity for the company’s commercial paper program, and provides for the issuance of letters of credit.
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with four dealers: Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving line of credit, which expires in March 2015.
NiSource Finance had $506.0 million in outstanding borrowings under its four-year revolving credit facility at June 30, 2011, at a weighted average interest rate of 1.90%. Under its previous revolving credit facility, NiSource Finance had borrowings of $1,107.5 million at December 31, 2010, at a weighted average interest rate of 0.78%. In addition, NiSource Finance had $180.5 million in commercial paper outstanding at June 30, 2011, at a weighted average interest rate of 0.95%.
As of June 30, 2011 and December 31, 2010, NiSource had $183.9 million and $275.0 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 11, “Transfers of Financial Assets.”
As of June 30, 2011 and December 31, 2010, NiSource had $38.0 million and $32.5 million, respectively, of stand-by letters of credit outstanding of which $19.7 million and $14.2 million, respectively, were under the revolving credit facility.
As of June 30, 2011, an aggregate of $793.8 million of credit was available under the credit facility.
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
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. The additional collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $21.3 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. In addition, under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
Contractual Obligations. There were no material changes recorded in the first six months of 2011 to NiSource’s uncertain tax positions recorded as of December 31, 2010.
Forward Equity Sale. Refer to Note 4, “Forward Equity Agreement,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on financing activities related to the forward equity sale.
Market Risk Disclosures
Risk is an inherent part of NiSource’s energy businesses. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal market risks that are involved in NiSource’s energy businesses: commodity price risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. NiSource’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These include but are not limited to market, operational, financial and strategic risk types. In recognition of the increasingly varied and complex nature of the energy business, NiSource’s risk management process, policies and procedures continue to evolve and are subject to ongoing review and modification.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.0 million and $8.3 million for the three and six months ended June 30, 2011, respectively, and $3.3 million and $6.6 million for the three and six months ended June 30, 2010, respectively.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the unregulated gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was zero, $0.1 million and zero for the second quarter of 2011, respectively. The daily market exposure for the unregulated gas marketing portfolio for the six months ended June 30, 2011 on an average, high and low basis was $0.1 million, $0.1 million and zero, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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
NiSource has issued guarantees that support up to approximately $153.1 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Policies
Goodwill. NiSource’s goodwill assets at June 30, 2011 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at June 30, 2011 related to the purchase of Northern Indiana Fuel and Light and Kokomo Gas were $18.8 million. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2011. The fair value of each reporting unit exceeded the carrying value based on this impairment test. Refer to Note 12, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.
There were no other significant changes to critical accounting policies for the period ended June 30, 2011.
Recently Adopted and Issued Accounting Pronouncements
Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
International Financial Reporting Standards
In February 2010, the SEC expressed its commitment to the development of a single set of high quality globally accepted accounting standards and directed its staff to execute a work plan addressing specific areas of concern regarding the potential incorporation of IFRS for the U.S. In October 2010, the SEC staff issued its first public progress report on the work plan and in May 2011, a Staff Paper was issued outlining a possible endorsement approach for incorporation of IFRS into the U.S. financial reporting system, if the Commission were to decide that incorporation of IFRS is in the best interest of U.S. investors. Under this possible framework, IFRS would be incorporated into US GAAP during a transition period (e.g., five to seven years) and the FASB would be retained as the US standard setter. The SEC is expected to vote in the second half of 2011 on whether to require the use of IFRS and by what method. Additionally, in December 2010 the SEC chairman publicly stated that companies would be allowed a minimum of four years to adjust if the use of IFRS is mandated.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Net Revenues
Sales Revenues	$629.9	$554.7	$2,215.4	$2,105.9
Less: Cost of gas sold (excluding depreciation and amortization)	316.9	255.5	1,314.8	1,197.5

Net Revenues	313.0	299.2	900.6	908.4

Operating Expenses
Operation and maintenance	187.3	184.8	429.4	443.0
Depreciation and amortization	43.7	63.4	86.6	125.9
Gain on sale of assets	—	—	0.1	—
Other taxes	35.6	32.5	96.5	85.9

Total Operating Expenses	266.6	280.7	612.6	654.8

Operating Income	$46.4	$18.5	$288.0	$253.6

Revenues ($ in Millions)
Residential	$371.7	$295.7	$1,447.4	$1,193.5
Commercial	110.4	88.9	470.6	405.1
Industrial	46.3	37.6	124.1	114.6
Off System	92.9	87.3	169.7	171.9
Other	8.6	45.2	3.6	220.8

Total	$629.9	$554.7	$2,215.4	$2,105.9

Sales and Transportation (MMDth)
Residential	33.6	25.9	168.1	155.2
Commercial	26.7	23.2	104.3	96.0
Industrial	100.8	85.1	219.7	186.0
Off System	20.4	27.2	37.9	43.1
Other	0.2	0.2	0.5	0.7

Total	181.7	161.6	530.5	481.0

Heating Degree Days	566	408	3,580	3,298
Normal Heating Degree Days	608	608	3,508	3,508
% (Warmer) Colder than Normal	(7%)	(33%)	2%	(6%)

Customers
Residential			3,005,423	3,003,035
Commercial			277,508	275,246
Industrial			7,648	7,707
Other			64	81

Total			3,290,643	3,286,069

NiSource’s natural gas distribution operations serve approximately 3.3 million customers in seven states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky and Maryland. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with 74% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

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
Customer Usage. The NiSource distribution companies have experienced declining usage by customers, due in large part to the sensitivity of sales to volatility in commodity prices, as well as general economic conditions. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. During times of unusually high gas prices, throughput and net revenue have been adversely affected as customers may reduce their usage as a result of higher gas cost or other economic conditions. In addition, increased efficiency of natural gas appliances has caused a decline in average use per customer. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. In regulatory proceedings in 2009, Columbia of Massachusetts and Columbia of Virginia received approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing such changes. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of June 30, 2011, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the second quarter of 2011 was 7% warmer than normal and 39% colder than the second quarter in 2010.
Weather in the Gas Distribution Operation’s territories for the first six months of 2011 was 2% colder than normal and 9% colder compared to the same period in 2010.
Throughput
Total volumes sold and transported of 181.7 MMDth for the second quarter of 2011 increased by 20.1 MMDth from the same period last year. This 12.4% increase in volume was primarily due to higher industrial usage and colder weather.
Total volumes sold and transported of 530.5 MMDth for the first six months of 2011 increased by 49.5 MMDth from the same period last year. This 10.3% increase in volume was primarily due to higher industrial usage and colder weather.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations (continued)
Net Revenues
Net revenues for the second quarter of 2011 were $313.0 million, an increase of $13.8 million from the same period in 2010, due primarily to the impact of colder weather of approximately $10 million and increased residential and commercial margins of $9.1 million primarily as a result of Northern Indiana’s change from a volumetric-based rate design to one with a higher fixed charge. The new rate design provides a greater proportion of recovery through the monthly fixed customer charge as opposed to the volumetric charge for certain customer classes. The revenue variance experienced in the second quarter from Northern Indiana’s rate design change is offset during the periods of higher usage throughout the year. Additionally, there was an increase of $8.0 million for other regulatory and service programs, including impacts from the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program and rate cases at various other utilities. The change in net revenues was also positively impacted by a $5.7 million contract reserve that was established in 2010. The increase in net revenues was partially offset by a decrease of $16.3 million in off-system sales as a result of the standard service offer auction at Columbia of Ohio in the second quarter of 2010 and a decrease in net regulatory and tax trackers of $1.7 million, which are offset in expense.
At Northern Indiana, customer billings and related gross sales revenues are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2011 was a revenue decrease of $16.1 million and $49.7 million, respectively, compared to a decrease of $6.9 million and an increase of $113.9 million for the three and six months ended June 30, 2010, respectively.
Net revenues for the six months ended June 30, 2011 were $900.6 million, a decrease of $7.8 million from the same period in 2010, due primarily to decreases in net regulatory and tax trackers of $18.6 million, which are offset in expense, and lower off-system sales of $17.9 million as a result of the standard service offer auction at Columbia of Ohio in the second quarter of 2010. Additionally, there was a $7.1 million decrease in residential, commercial and industrial margins due primarily to Northern Indiana’s change from a volumetric-based rate design to one with a higher fixed charge. The new rate design provides a greater proportion of recovery through the monthly fixed customer charge as opposed to the volumetric charge for certain customer classes. The revenue variance experienced from Northern Indiana’s rate design change is offset throughout the year. The decreases in net revenues were partially offset by an increase of $14.4 million for other regulatory and service programs, including impacts from rate cases at various other utilities and the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program. Additionally, there were increases of approximately $13 million due to the impact of colder weather, $5.7 million as the result of a contract reserve that was established in 2010, and $2.4 million from Bear Garden Station which was placed into service in July of 2010.
Operating Income
For the second quarter of 2011, Gas Distribution Operations reported operating income of $46.4 million, an increase of $27.9 million from the comparable 2010 period. Operating income increased as a result of lower operating expenses and higher net revenues, as described above. Operating expenses were $14.1 million lower than the comparable period reflecting a decrease of $19.7 million in depreciation costs primarily due to new approved depreciation rates at Northern Indiana and $5.1 million as a result of regulatory trackers, which are offset in net revenue. These decreases were partially offset by an increase in employee and administrative costs of $6.1 million and an increase in other taxes, including trackers offset in net revenue, of $3.1 million.
For the six months ended June 30, 2011, Gas Distribution Operations reported operating income of $288.0 million, an increase of $34.4 million from the comparable 2010 period. The increase in operating income was primarily attributable to lower operating expenses which was partially offset by the decrease in revenue described above. Operating expenses decreased $42.2 million as a result of a decrease of $39.3 million in depreciation costs primarily due to new approved depreciation rates at Northern Indiana and $26.6 million as a result of lower regulatory trackers, which are offset in net revenue. Additionally, there was a decrease in uncollectible costs of $5.9 million. These decreases were partially offset by an increase in employee and administrative costs of $17.0 million, an increase in other taxes, including trackers offset in net revenue, of $10.6 million, and higher outside service costs of $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Operating Revenues
Transportation revenues	$174.7	$161.7	$374.4	$358.9
Storage revenues	49.4	49.7	99.9	99.1
Other revenues	9.4	5.9	14.6	15.9

Total Operating Revenues	233.5	217.3	488.9	473.9

Operating Expenses
Operation and maintenance	103.2	96.4	197.7	188.2
Depreciation and amortization	32.8	31.5	65.5	63.0
Gain on sale of assets	—	—	—	(0.1)
Other taxes	15.1	14.9	27.8	29.8

Total Operating Expenses	151.1	142.8	291.0	280.9

Equity Earnings in Unconsolidated Affiliates	2.3	0.4	5.3	7.8

Operating Income	$84.7	$74.9	$203.2	$200.8

Throughput (MMDth)
Columbia Transmission	204.9	171.5	631.5	559.0
Columbia Gulf	263.1	197.1	507.1	400.0
Crossroads Gas Pipeline	5.6	5.6	10.7	13.7
Intrasegment eliminations	(147.7)	(142.6)	(300.3)	(281.6)

Total	325.9	231.6	849.0	691.1

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
Power Plant Generation Project. The Gas Transmission and Storage Operations segment is moving forward with this nearly $35 million expansion project with Virginia Power Services Energy Corporation, Inc., the energy

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
manager for Virginia Electric Power Company, which includes new pipeline and modifications to existing compression assets. This project will expand the Columbia Gas system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.
Clendenin, West Virginia. Construction began in 2010 on this approximately $18 million capital project to modify existing facilities in the Clendenin, West Virginia area to move Marcellus production to liquid market centers. The Clendenin project allows Gas Transmission and Storage Operations segment to meet incremental transportation demand of up to 150,000 Dth per day. Long-term firm transportation contracts for 130,000 Dth per day have been executed, some of which began in the third quarter 2010 and others of which began in June 2011.
Smithfield. The Gas Transmission and Storage Operations segment is installing facilities to accommodate receipt of up to 150,000 Dth per day of additional Marcellus gas from connections near Smithfield, West Virginia and Waynesburg, Pennsylvania. Approximately $14 million of capital investment will be required for modifications to existing pipeline and compressor facilities. Three anchor shippers have agreed to long-term, firm transportation contracts. One contract began in April 2011 and the others will begin in August 2011, when the project is expected to be fully in service.
Line WB Expansion. The Gas Transmission and Storage Operations segment is expanding its WB system through an approximately $14 million investment in additional facilities to provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion will allow producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity have been executed, some of which began in January 2011. The segment requested and received FERC approval and anticipates completing construction on all facilities in the third quarter of 2011.
East Lateral. In 2010, the Gas Transmission and Storage Operations segment initiated a nearly $5 million project that, with modification of existing facilities on the Columbia Gulf East Lateral, allows it to provide firm transportation services for up to 300,000 Dth per day. Firm transportation contracts for 250,000 Dth per day have been executed for five-year terms. This FERC-approved project was completed and put into service in May 2011.
Southern Appalachian. The Gas Transmission and Storage Operations segment expanded Line SM-116 to transport approximately 38,500 Dth per day on a firm basis as a continuation of its strategy to provide transportation services to producers of Marcellus and Appalachian gas. This additional capacity is supported by executed binding precedent agreements. These additional facilities were constructed at a cost of nearly $4 million with service that commenced in April 2011.
Rimersburg Expansion. The Gas Transmission and Storage Operations segment has approved an investment of over $6 million for the first phase of this project that will ultimately add up to 200,000 Dth per day of capacity to north central Pennsylvania to meet the growing demands of producers in the area. The first phase of the project will consist of the expansion of Line 134 from the Brinker compressor station to the Iowa regulator. This will add approximately 19,000 Dth per day of additional capacity, all of which has been sold through precedent agreements. The second phase of this project is still under commercial development and will require management approval. The project’s first phase is currently scheduled to go into service in the fourth quarter of 2011.
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
Millennium distributed $15.0 million of available accumulated earnings in the second quarter 2011 to its partners, each sharing based upon their respective ownership percentages. There were no distributions made in the second

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
quarter of 2010. Columbia Transmission made a contribution of $0.7 million to Millennium during the second quarter of 2010. There were no contributions during the second quarter of 2011. Columbia Transmission made no contributions to nor received any distributions from Millennium during the first quarter of 2011 or 2010.
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
Hardy Storage distributed $2.0 million and $15.8 million of available accumulated earnings in the second quarter 2011 and 2010, respectively, to its partners, each sharing equally in the distribution. Hardy Storage distributed $3.5 million in the first quarter 2011 to its partners, each sharing equally in the distribution. There were no distributions in the first quarter of 2010. Columbia Transmission made no contributions during 2011 or 2010.
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
Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the quarter ended June 30, 2011, approximately 91.0% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.6% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.5% and 3.6%, respectively, for the quarter ended June 30, 2010. For the six months ended June 30, 2011, approximately 91.4% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.7% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.7% and 4.7%, respectively, for the six months ended June 30, 2010.
Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended June 30, 2011 and 2010, approximately 2.4% and 4.9%, respectively, of the transportation revenues were derived from interruptible contracts. For the six months ended June 30, 2011 and 2010, approximately 1.9% and 3.6%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Gas Transmission and Storage Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of June 30, 2011, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.
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
Throughput for the Gas Transmission and Storage Operations segment totaled 325.9 MMDth for the second quarter of 2011, compared to 231.6 MMDth for the same period in 2010. The increase of 94.3 MMDth for the three-month period was attributable to increased transportation from the Marcellus, Haynesville and Barnett shale areas and increased deliveries to the power generation plants of the LDC’s due to the more advantageous pricing of gas compared to coal.
Throughput for the Gas Transmission and Storage Operations segment totaled 849.0 MMDth for the first six months of 2011, compared to 691.1 MMDth for the same period in 2010. The increase of 157.9 MMDth was primarily due increased transportation from the Marcellus, Haynesville and Barnett shale areas and increased deliveries to the power generation plants of the LDC’s due to the more advantageous pricing of gas compared to coal. Additionally, there were increased deliveries to local utilities to satisfy heating demand during a colder than normal winter.
Net Revenues
Net revenues were $233.5 million for the second quarter of 2011, an increase of $16.2 million from the same period in 2010, primarily due to higher demand margin revenue of $8.6 million as a result of growth projects placed into service in the second half of the prior year. Additionally, there was an increase of $5.7 million due to the impact of the rate case filing at Columbia Gulf, subject to refund. Net revenues also increased due to a one-time settlement of $2.8 million, higher condensate revenue of $2.3 million and increased commodity margin revenue of $2.2 million. These increases in net revenues were partially offset by the impact of $5.4 million of fees received from a contract buy-out during the second quarter of 2010.
Net revenues were $488.9 million for the first six months of 2011, an increase of $15.0 million from the same period in 2010, primarily due to higher demand margin revenue of $13.9 million as a result of growth projects placed into service in the second half of the prior year. Additionally, there was an increase of $5.7 million due to the impact of the rate case filing at Columbia Gulf, subject to refund. Net revenues also increased due to higher condensate revenue of $3.7 million, increased commodity margin revenue of $3.7 million, increased mineral rights royalty revenues of $3.0 million and a one-time settlement of $2.8 million. These increases in net revenues were partially offset by the impact of $8.3 million related to the recognition in 2010 of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, revenues decreased due to the impact of $5.4 million of fees received from a contract buy-out during the second quarter of 2010 and lower shorter term transportation and storage services of $4.0 million.
Operating Income
Operating income was $84.7 million for the second quarter of 2011, an increase of $9.8 million from the second quarter of 2010. This increase is due to higher net revenues, as described above, and higher equity earnings partially offset by higher operating expenses. Equity earnings increased $1.9 million due to lower hedge ineffectiveness charges at Millennium partially offset by higher interest costs associated with the August 2010 debt refinancing at Millennium. Operating expenses increased $8.3 million as a result of higher employee and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Transmission and Storage Operations (continued)
administrative costs of $3.3 million, increased regulatory trackers, which are offset in revenue, of $2.0 million, higher environmental costs of $1.5 million and increased depreciation costs of $1.3 million.
Operating income was $203.2 million for the six months ended June 30, 2011, an increase of $2.4 million from the comparable period in 2010. Operating income increased as a result of the increase in net revenues, as described above, partially offset by higher operating expenses and lower equity earnings. Operating expenses increased $10.1 million primarily due to higher employee and administrative costs of $4.8 million, increased outside service costs of $3.5 million, and higher depreciation costs of $2.4 million. Equity earnings decreased $2.5 million as a result of higher interest costs associated with the August 2010 debt refinancing at Millennium partially offset by lower hedge ineffectiveness charges at Millennium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Net Revenues
Sales revenues	$351.0	$342.5	$700.0	$662.5
Less: Cost of sales (excluding depreciation and amortization)	136.7	130.9	269.9	247.5

Net Revenues	214.3	211.6	430.1	415.0

Operating Expenses
Operation and maintenance	108.1	94.7	205.3	186.0
Depreciation and amortization	53.3	52.9	112.4	105.2
Other taxes	13.1	14.4	29.4	29.1

Total Operating Expenses	174.5	162.0	347.1	320.3

Operating Income	$39.8	$49.6	$83.0	$94.7

Revenues ($ in millions)
Residential	89.4	88.0	186.9	177.0
Commercial	95.0	89.9	187.5	175.2
Industrial	147.6	125.4	302.8	241.8
Wholesale	6.8	6.1	9.0	11.1
Other	12.2	33.1	13.8	57.4

Total	351.0	342.5	700.0	662.5

Sales (Gigawatt Hours)
Residential	784.4	810.5	1,640.2	1,657.5
Commercial	946.6	952.0	1,871.5	1,887.3
Industrial	2,325.7	2,111.0	4,768.1	4,141.8
Wholesale	200.2	172.3	267.3	305.7
Other	37.1	39.8	81.6	81.2

Total	4,294.0	4,085.6	8,628.7	8,073.5

Cooling Degree Days	258	277	258	277
Normal Cooling Degree Days	230	230	230	230
% Warmer than Normal	12%	20%	12%	20%

Electric Customers
Residential			399,473	399,856
Commercial			53,861	53,656
Industrial			2,425	2,426
Wholesale			15	15
Other			737	742

Total			456,511	456,695

NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 456.5 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of June 30, 2011, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the second quarter of 2011 were 4,294.0 gwh, an increase of 208.4 gwh compared to the second quarter of 2010. The 5.1% increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Within the industrial customer base, the major steel companies’ production bottomed near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers.
Electric Operations sales quantities for the six months ended June 30, 2011 were 8,628.7 gwh, an increase of 555.2 gwh compared to the same period in 2010. The 6.9% increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Within the industrial customer base, the major steel companies’ production bottomed near 50% in May 2009. Since then, NiSource has seen sequential growth in its power sales to these customers.
Net Revenues
Net revenues were $214.3 million for the second quarter of 2011, an increase of $2.7 million from the same period in 2010, primarily due to increased industrial usage and margins of $6.1 million resulting from improved economic conditions and $2.7 million in lower revenue credits compared to the prior year. These increases were partially offset by a decrease of $4.6 million in residential and commercial margins and a decrease of $2.2 million in environmental trackers that are partly offset in operating expense.
At Northern Indiana, customer billings and the related gross sales are adjusted for amounts related to under- and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2011 was a revenue increase of $0.8 million and a decrease of $9.4 million, respectively, compared to an increase of $19.8 million and $31.1 million for the three and six months ended June 30, 2010, respectively.
Net revenues were $430.1 million for the six months ended June 30, 2011, an increase of $15.1 million from the same period in 2010, primarily due to increased industrial usage and margins of $16.4 million resulting from improved economic conditions and $3.9 million in lower revenue credits compared to the prior year. Additionally, net revenues increased due to the impact of weather of approximately $3.0 million. These increases were partially offset by a decrease of $7.6 million in residential and commercial margins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations (continued)
Operating Income
Operating income for the second quarter of 2011 was $39.8 million, a decrease of $9.8 million from the same period in 2010 due to higher operating expenses partially offset by the increase in net revenues described above. Operating expenses increased $12.5 million due primarily to higher electric generation costs of $10.8 million as there were more outage weeks in the current period and increased employee and administrative costs of $5.0 million. These increases were partially offset by a decrease of $1.2 million in other taxes, primarily property tax.
Operating income for the six months ended June 30, 2011 was $83.0 million, a decrease of $11.7 from the same period in 2010, due to higher operating expenses partially offset by an increase in net revenues, as described above. Operating expenses increased $26.8 million due primarily to higher electric generation costs of $11.7 million as there were more outage weeks in the current period, a regulatory adjustment of $9.0 million, and higher employee and administrative costs of $7.4 million.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
1. Tawney, et al. v. Columbia Natural Resources, Inc., Roane County, WV Circuit Court
The Plaintiffs, who are West Virginia landowners, filed a lawsuit in early 2003 in the West Virginia Circuit Court for Roane County, West Virginia (the “Trial Court”) against CNR alleging that CNR underpaid royalties on gas produced on their land by improperly deducting post-production costs and not paying a fair value for the gas. Plaintiffs also claimed that Defendants fraudulently concealed the deduction of post-production charges. In December 2004, the Trial Court granted Plaintiffs’ motion to add NiSource and Columbia as Defendants. The Trial Court later certified the case as a class action that includes any person who, after July 31, 1990, received or is due royalties from CNR (and its predecessors or successors) on lands lying within the boundary of the state of West Virginia. Although NiSource sold CNR in 2003, NiSource remained obligated to manage this litigation and was responsible for the majority of any damages awarded to Plaintiffs. On January 27, 2007, the jury hearing the case returned a verdict against all Defendants in the amount of $404.3 million inclusive of both compensatory and punitive damages; Defendants subsequently filed their Petition for Appeal, which was later amended, with the West Virginia Supreme Court of Appeals (the “Appeals Court”), which refused the petition on May 22, 2008. On August 22, 2008, Defendants filed Petitions to the United States Supreme Court for writ of certiorari. Given the Appeals Court’s earlier refusal of the appeal, NiSource adjusted its reserve in the second quarter of 2008 to reflect the portion of the Trial Court judgment for which NiSource would be responsible, inclusive of interest. This amount was included in “Legal and environmental reserves,” on the Consolidated Balance Sheet as of December 31, 2008. On October 24, 2008, the Trial Court preliminarily approved a Settlement Agreement with a total settlement amount of $380 million. The settlement received final approval by the Trial Court on November 22, 2008. NiSource’s share of the settlement liability is up to $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254 million and thereby complied with its obligation to secure the unpaid portion of the settlement. The letter of credit was terminated on December 29, 2010. The Trial Court entered its Order discharging the judgment on January 20, 2009 and is supervising the administration of the settlement proceeds. On June 21, 2011 the Court issued the Second Supplemental Order to conclude administration of settlement. The Order sets forth the specific steps to be taken by the Parties to close administration of the settlement and terminate the settlement fund. As of June 30, 2011, NiSource has contributed a total of $338.5 million into the qualified settlement fund, $330.5 million of which was contributed prior to December 31, 2010. As of June 30, 2011, $0.3 million of the maximum settlement liability has not been paid. NiSource will be required to make additional payments, pursuant to the settlement, upon notice from the Class Administrator; however, NiSource does not expect these additional payments to be material.
2. Environmental Protection Agency Notice of Violation
On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, EPA, Department of Justice, and IDEM have settled the matter.
The consent decree was entered by the United States District Court for the Northern District of Indiana on July 22, 2011. The consent decree covers Northern Indiana’s four coal generating stations: Bailly, Michigan City, R.M. Schahfer, and D.H. Mitchell. Northern Indiana must surrender environmental permits for D.H. Mitchell’s coal-fired boilers, which have not been used to generate power since 2002. At the other generating stations, Northern Indiana must install additional control equipment, including three new SO2 control devices and one new NOx control device. The consent decree also imposes emissions limits for NOx, SO2, and particulate, and annual tonnage limits for NOx and SO2. In addition, Northern Indiana must surrender certain NOx and SO2 allowances, pay fines of $3.5 million, and invest $9.5 million in environmental mitigation projects. Northern Indiana is estimating the cost of NSR related capital improvements at $570 to $840 million, which will be expended between 2010 and 2018. Northern Indiana believes the capital costs will likely be recoverable from ratepayers.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.
(10.1)	Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan.

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

NiSource Inc.
(Registrant)

Date: August 2, 2011	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)