Form 10-K
period 2011-12-31
NISOURCE INC/DE
filed 2012-02-24
CIK 1111711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of Common Stock (based upon the June 30, 2011, closing price of $20.25 on the New York Stock Exchange) held by non-affiliates was approximately $5,661,012,618.

There were 282,180,170 shares of Common Stock, $0.01 Par Value outstanding as of January 31, 2012.

Documents Incorporated by Reference

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2012.

DEFINED TERMS

The following is a list of abbreviations or acronyms that are used in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
NiSource Midstream	NiSource Midstream Services, L.L.C.
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America, Inc.
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine

DEFINED TERMS

CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
Day 2

Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
IFA	Indiana Finance Authority
IFRS	International Financial Reporting Standards
IIG	Indiana Industrial Group
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MACT	Maximum Achievable Control Technology
Mcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatts hours
NAAQS	National Ambient Air Quality Standards
NLMK	Novolipetsk Steel
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NSR	New Source Review
NYMEX	New York Mercantile Exchange

DEFINED TERMS

OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PPS	Price Protection Service
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sugar Creek	Sugar Creek electric generating plant
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

ITEM 1. BUSINESS

NISOURCE INC.

NiSource (the “Company”) is an energy holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource on April 14, 1999.

NiSource is one of the nation’s largest natural gas distribution companies, as measured by number of customers. NiSource’s principal subsidiaries include Columbia, a vertically-integrated natural gas distribution, transmission and storage holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana, a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Columbia of Massachusetts, a natural gas distribution company serving customers in Massachusetts. NiSource derives substantially all of its revenues and earnings from the operating results of its thirteen direct subsidiaries.

NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; and Electric Operations. Following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information for each segment.

Gas Distribution Operations

NiSource’s natural gas distribution operations serve more than 3.3 million customers in seven states and operate approximately 58 thousand miles of pipeline. Through its wholly-owned subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. NiSource also distributes natural gas to approximately 795 thousand customers in northern Indiana. Additionally, NiSource’s subsidiary, Columbia Gas of Massachusetts, distributes natural gas to approximately 298 thousand customers in Massachusetts.

Gas Transmission and Storage Operations

NiSource’s Gas Transmission and Storage Operations subsidiaries own and operate approximately 15,000 miles of pipeline and operate one of the nation’s largest underground natural gas storage systems capable of storing approximately 639 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf and Crossroads Pipeline, NiSource owns and operates an interstate pipeline network extending from the Gulf of Mexico to New York and the eastern seaboard. Together, these companies serve customers in 16 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia.

NiSource’s Gas Transmission and Storage Operations continue to develop a range of supply-driven growth initiatives, including mineral leasing and optimization, midstream projects and traditional pipeline expansion opportunities that leverage NiSource’s strategically positioned pipeline and storage assets. A number of Gas Transmission and Storage Operations’ new growth projects are designed to support increasing Marcellus and Utica Shale production, while the segment also has continued to grow and adapt its system to provide critical transportation and storage services to markets across its high-demand service territory. NiSource Midstream Services is an unregulated business that is a provider of midstream services including gathering, treating, conditioning, processing, compression and liquids handling, as well as managing mineral rights positions in the Marcellus and Utica shale areas.

The Gas Transmission and Storage Operations subsidiaries are also involved in two joint ventures, Millennium and Hardy Storage, which effectively expand their facilities and throughput. Millennium Pipeline, which includes 252 miles of 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley, has the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, DTE Energy and National Grid. Hardy Storage, which consists of underground natural gas storage facilities in West Virginia, has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is a joint venture of subsidiaries of Columbia Transmission and Piedmont.

Electric Operations

NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 458 thousand customers in 20 counties in the northern part of Indiana and engages in electric wholesale and transmission transactions. Northern Indiana operates three coal-fired electric generating stations. The three operating

ITEM 1. BUSINESS

NISOURCE INC.

facilities have a net capability of 2,574 mw. Northern Indiana also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,322 mw. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,797 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.

During the year ended December 31, 2011, Northern Indiana generated 83.8% and purchased 16.2% of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations.

Northern Indiana participates in the MISO transmission service and wholesale energy market. The MISO is a nonprofit organization created in compliance with FERC regulations, to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, the MISO is responsible for managing the energy markets, managing transmission constraints, managing the day-ahead, real-time and FTR markets and managing the ancillary market. Northern Indiana transferred functional control of its electric transmission assets to the MISO and transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.

Corporate and Other Operations

During the first quarter of 2010, NiSource made the decision to wind down its unregulated natural gas marketing activities as a part of the Company’s long-term strategy of focusing on its core regulated business.

Divestiture of Non-Core Assets

In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. Lake Erie Land, a wholly-owned subsidiary of NiSource, is pursuing the sale of certain real estate assets it owns. NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting its low income housing investments.

Business Strategy

NiSource focuses its business strategy on its core, rate-regulated asset-based businesses with most of its operating income generated from the rate-regulated businesses. With one of the nation’s largest natural gas pipelines, one of the largest natural gas distribution networks east of the Rocky Mountains and one of the nation’s largest natural gas storage networks, NiSource operates throughout the energy-intensive corridor that extends from the supply areas in the Gulf Coast through the consumption centers in the Midwest, Mid-Atlantic, New England and Northeast. This corridor includes over 40% of the nation’s population and close to 50% of its natural gas consumption. NiSource continues to position its assets to meet the corridor’s growing energy needs.

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

Natural Gas Competition.    Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets. LDC customers and marketers purchase gas directly from producers and marketers as an open, competitive market for gas supplies has emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDCs. The LDCs continue to purchase gas and recover the associated costs from their customers. NiSource’s Gas Distribution Operations’ subsidiaries are involved in programs that provide customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations’ subsidiaries for transportation services. The Gas Transmission and Storage Operations compete for transportation customers based on the type of service a customer needs, operating flexibility, available capacity and price under tariff provisions.

Electric Competition.    Northern Indiana currently dispatches all power from its plants into the MISO. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.

ITEM 1. BUSINESS

NISOURCE INC.

Financing Subsidiary

NiSource Finance is a 100% owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. Prior to 2000, the function of NiSource Finance was performed by Capital Markets. NiSource Finance obligations are fully and unconditionally guaranteed by NiSource.

Other Relevant Business Information

NiSource’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.

As of December 31, 2011, NiSource had 7,957 employees of whom 3,295 were subject to collective bargaining agreements.

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

NiSource had total consolidated indebtedness of $7,953.8 million outstanding as of December 31, 2011. The substantial indebtedness could have important consequences to investors. For example, it could:

•	limit the ability to borrow additional funds or increase the cost of borrowing additional funds;
•	reduce the availability of cash flow from operations to fund working capital, capital expenditures and other general corporate purposes;
•	limit the flexibility in planning for, or reacting to, changes in the business and the industries in which the Company operates;
•	lead parties with whom NiSource does business with, to require additional credit support- such as letters of credit, in order for NiSource to transact such business;
•	place NiSource at a competitive disadvantage compared to competitors that are less leveraged;
•	increase vulnerability to general adverse economic and industry conditions; and
•	limit the ability of the Company to execute on its growth strategy, which is dependent upon access to capital to fund its substantial investment program.

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

On December 13, 2011, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 18, 2011, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and all of its subsidiaries is stable. On February 24, 2011, Standard & Poor’s affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $21.0 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

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

Continued sluggishness in the economy impacting NiSource’s operating jurisdictions could adversely impact NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs. An increase in the interest rates NiSource pays would adversely affect future net income and cash flows. In addition, NiSource depends on debt to finance its operations, including both working capital and capital expenditures, and would be adversely affected by increases in interest rates. If the current economic recovery remains slow or credit markets again tighten, NiSource’s ability to raise additional capital or refinance debt at a reasonable cost could be negatively impacted. Refer to Note 16, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information related to outstanding long-term debt and maturities of that debt.

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

Most of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the energy rates charged to customers and directly impact revenues. NiSource’s financial results are dependent on frequent regulatory proceedings in order to ensure timely recovery of costs. Additionally, the costs of complying with future changes in environmental laws and regulations are expected to be significant, and their recovery through rates will be contingent on regulatory approval.

As a result of efforts to introduce market-based competition in certain of the markets where the regulated businesses conduct operations, NiSource may compete with independent marketers for customers. This competition exposes NiSource to the risk that certain stranded costs may not be recoverable and may affect results of NiSource’s growth strategy and cash flows.

ITEM 1A. RISK FACTORS

NISOURCE INC.

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

Because NiSource’s operations deal with natural gas and coal fossil fuels, emissions of GHGs are an expected aspect of the business. While NiSource attempts to reduce GHG emissions through efficiency programs, leak detection, and other programs, GHG emissions cannot be entirely eliminated. The current administration has made it clear that it is focused on reducing GHG emissions, through legislation and/or regulation. Imposing statutory or regulatory restrictions and/or costs on GHG emissions could increase NiSource’s cost of producing energy, which could impact customer demand or NiSource’s profitability. Compliance costs associated with these requirements could also affect NiSource’s cash flow. The cost impact of any new or amended GHG legislation or regulations would depend upon the specific requirements enacted and cannot be determined at this time.

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

Business operations throughout NiSource’s service territories have been and may continue to be adversely affected by economic events at the national and local level where it operates. In particular, sales to large industrial customers may be impacted by economic downturns. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, increasing costs, and fluctuating demand for its products.

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

In accordance with GAAP, NiSource tests goodwill for impairment at least annually and reviews its definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill would also be tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. NiSource would be required to record a charge in the financial statements during the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under certain financing agreements. A covenant in the four-year revolving credit facility requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2011, the ratio was 61.4%.

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

ITEM 1A. RISK FACTORS

NISOURCE INC.

Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs.

NiSource’s gas distribution and gas transmission and storage activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, including third party damages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution and impairment of its operations, which in turn could lead to substantial losses to NiSource. In accordance with customary industry practice, NiSource maintains insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events not fully covered by insurance could adversely affect NiSource’s financial position and results of operations.

Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact NiSource’s financial results.

NiSource has risks associated with aging infrastructure assets. The age of these assets may result in replacement, a higher level of maintenance costs and may be susceptible to unscheduled outages despite diligent efforts by NiSource to properly maintain these assets through inspection, scheduled maintenance and capital investment. The failure to operate these assets as desired could result in NiSource’s inability to meet firm service obligations, adversely impact revenues, and could result in increased capital expenditures and expenses, which may not be fully recoverable from customers.

Climate change, natural disasters, acts of terrorism, cyber-attacks or other catastrophic events may disrupt operations and reduce the ability to service customers.

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

Additionally, a security breach of NiSource’s information systems could (i) impact the reliability of NiSource’s generation, transmission storage and distribution systems and potentially negatively impact NiSource’s compliance with certain mandatory reliability standards (ii) subject NiSource to harm associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to NiSource’s customers or employees, or (iii) impact NiSource’s ability to manage NiSource’s businesses.

Growing NiSource’s business by constructing new pipelines and other facilities subjects NiSource to construction risks and natural gas supply risks.

NiSource Gas Transmission & Storage Operations continues to complete and advance customer-driven growth projects across its system, primarily surrounding the Marcellus and Utica Shale production area in the states of Pennsylvania, Ohio and West Virginia. These growth projects may include constructing or purchasing pipelines and treatment and processing facilities, which subjects NiSource to construction risks and risks that gas supplies will not be available. If NiSource undertakes these projects, it may not be able to complete them on schedule or at the anticipated costs. NiSource may construct or purchase these projects to capture anticipated future growth in production in the region, which may not materialize, and the construction may occur over an extended period of time, and NiSource will not receive material increases in revenue and cash flows until after the completion of the project. NiSource competes for these projects with companies of varying size and financial capabilities, including some that may have advantages competing for natural gas and liquid gas supplies, as well as acquisitions and other business opportunities.

ITEM 1A. RISK FACTORS

NISOURCE INC.

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

NiSource is a holding company and is dependent on cash generated by subsidiaries to meet its debt obligations and pay dividends on its common stock.

NiSource is a holding company and conducts its operations primarily through its subsidiaries. Substantially all of NiSource’s consolidated assets are held by its subsidiaries. Accordingly, NiSource’s ability to meet its debt obligations or pay dividends on its common stock is largely dependent upon cash generated by these subsidiaries. In the event a major subsidiary is not be able to pay dividends or transfer cash flows to NiSource, its ability to service its debt obligations or pay dividends could be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

NISOURCE INC.

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2011.

Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 57,717 miles of pipelines and certain related facilities. This includes: (i) for the six distribution companies of its Columbia system, 40,417 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells, liquid propane facilities with a capacity of 3.3 million gallons, an LNG facility with a total capacity of 22.3 million gallons and one compressor station with 800 hp of installed capacity, (ii) for its Northern Indiana system, 17,300 miles of pipelines, 27,129 reservoir acres of underground storage, 55 storage wells, one compressor station with a total of 4,000 hp of installed capacity and two LNG facilities with a storage capacity of 53.6 million gallons. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, and Massachusetts.

Gas Transmission and Storage Operations. NiSource Gas Transmission and Storage subsidiaries own and operate 15,060 miles of natural gas transmission pipeline. Columbia Transmission owns and leases approximately 775 thousand acres of underground storage, 3,491 storage wells, 11,453 miles of pipeline and 91 compressor stations with 624,179 hp of installed capacity. Columbia Transmission’s operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, and West Virginia. Columbia Gulf has 3,405 miles of transmission pipeline and 11 compressor stations with 470,238 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio. NiSource Gas Transmission and Storage Operations’ offices are headquartered in Houston, Texas.

Electric Operations. NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 458 thousand customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,574 mw. Northern Indiana also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 203 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,322 mw. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,797 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities.

During the year ended December 31, 2011, Northern Indiana generated 83.8% and purchased 16.2 % of its electric requirements. Northern Indiana’s Mitchell Station, indefinitely shut down in 2002, is not included in the net capacity of the three coal-fired generation stations.

Corporate and Other Operations. NiSource owns the Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana, and other residential and development property.

Character of Ownership. The principal offices and properties of NiSource and its subsidiaries are owned free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of the offices in various communities served are occupied by subsidiaries of NiSource under leases. All properties are subject to routine liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is NiSource’s practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned by NiSource and its subsidiaries, but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. NiSource does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric lines and gas distribution pipelines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors’ ownership and the lien status thereof.

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

ITEM 4. Mine Safety Disclosures

NISOURCE INC.

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

NISOURCE INC.

The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2012.

Name	Age	Office(s) Held in Past 5 Years

Robert C. Skaggs, Jr.	57	Chief Executive Officer of NiSource since July 2005.

		President of NiSource since October 2004.

Carrie J. Hightman	54	Executive Vice President and Chief Legal Officer of NiSource since December 2007.

Stephen P. Smith	50	Executive Vice President and Chief Financial Officer of NiSource since August 2008.

		Executive Vice President of NiSource from June 2008 to August 2008.

		Senior Vice President of Shared Services for American Electric Power Company from January 2008 to May 2008.

		Senior Vice President and Treasurer, American Electric Power Company from January 2004 to December 2007.

Jimmy D. Staton	51	Executive Vice President and Group Chief Executive Officer since March 2008.

		Senior Vice President, Gas Delivery, Dominion Resources, Inc. from January 2006 to 2008.

Robert D. Campbell	52	Senior Vice President, Human Resources, of NiSource since May 2006.

Glen L. Kettering	57	Senior Vice President, Corporate Affairs, since March 2006.

Jon D. Veurink	47	Vice President, Controller & Chief Accounting Officer since February 2010.

		Vice President at NiSource Corporate Services Company since October 2009.

		Vice President, Controller & Chief Accounting Officer, Exelon Generation LLC from January 2004 until joining NiSource Corporate Services Company in October 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NISOURCE INC.

NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol “NI.” The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2011		2010
	High	Low	High	Low
First Quarter	19.61	17.71	16.03	14.24
Second Quarter	20.67	18.62	16.80	14.13
Third Quarter	22.91	17.95	17.91	14.19
Fourth Quarter	23.97	20.31	17.96	16.65

As of December 31, 2011, NiSource had 30,663 common stockholders of record and 281,853,571 shares outstanding.

Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $0.92 per share for the years ended December 31, 2011, 2010, and 2009. At its January 27, 2012 meeting, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2012 to holders of record on February 6, 2012.

Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA

NISOURCE INC.

The selected data presented below as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are derived from the Consolidated Financial Statements of NiSource. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Form 10-K. Certain correcting adjustments have been made to the prior period amounts as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and as discussed in Item 8, Note 1 to the Consolidated Financial Statements.

Year Ended December 31, (dollars in millions except per share data)	2011	2010	2009	2008	2007
Statement of Income Data:
Gross Revenues
Gas Distribution	$2,917.9	$3,094.0	$3,296.2	$5,171.3	$4,347.1
Gas Transportation and Storage	1,354.6	1,261.4	1,239.5	1,132.4	1,089.6
Electric	1,427.7	1,379.3	1,214.2	1,359.7	1,363.8
Other	318.9	679.9	901.7	1,219.5	1,082.0
Total Gross Revenues	6,019.1	6,414.6	6,651.6	8,882.9	7,882.5
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,462.7	3,440.5	3,333.6	3,249.6	3,207.2
Operating Income	905.1	905.7	800.0	907.2	947.3
Income from Continuing Operations	303.8	285.2	229.8	363.2	321.9
Results from Discontinued Operations - net of taxes	(4.7)	(2.6)	(12.8)	(291.6)	18.4
Net Income	299.1	282.6	217.0	71.6	340.3
Balance Sheet Data:
Total Assets	20,708.3	19,913.4	19,262.5	20,023.7	17,978.1
Capitalization
Common stockholders’ equity	4,997.3	4,897.5	4,837.8	4,713.2	5,068.4
Long-term debt, excluding amounts due within one year	6,267.1	5,936.1	5,969.1	5,945.7	5,596.3
Total Capitalization	$11,264.4	$10,833.6	$10,806.9	$10,658.9	$10,664.7
Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	1.08	1.03	0.84	1.33	1.17
Discontinued operations	(0.02)	(0.01)	(0.05)	(1.06)	0.07
Basic Earnings Per Share	1.06	1.02	0.79	0.27	1.24
Diluted Earnings (Loss) Per Share ($)
Continuing operations	1.05	1.02	0.83	1.32	1.17
Discontinued operations	(0.02)	(0.01)	(0.05)	(1.06)	0.07
Diluted Earnings Per Share	1.03	1.01	0.78	0.26	1.24
Other Data:
Dividends paid per share ($)	0.92	0.92	0.92	0.92	0.92
Shares outstanding at the end of the year (in thousands)	281,854	278,855	276,638	274,262	274,177
Number of common shareholders	30,663	32,313	34,299	36,194	38,091
Capital expenditures ($ in millions)	1,125.2	803.8	777.2	1,299.9	786.5
Number of employees	7,957	7,604	7,616	7,981	7,607

•

On November 14, 2011, NiSource Finance commenced a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.15% notes due 2013. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2013 notes were accepted. On December 13, 2011, NiSource Finance announced that approximately $125.3 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered and accepted for purchase. In addition, approximately $228.7 million of the aggregate principal amount of outstanding 6.15% notes due 2013 were validly tendered, of which $124.7 million were accepted for purchase. NiSource Finance recorded a $53.9 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.

•

For 2011 and 2010, Other gross revenues declined due to the decision to wind down the unregulated natural gas marketing activities in the second quarter of 2009 as a part of the Company’s long-term strategy of focusing on its core regulated businesses.

•

On December 30, 2010, NiSource Finance finalized a cash tender offer for $273.1 million aggregate principal amount of its outstanding 10.75% notes due in 2016. As a result of this tender offer, NiSource Finance incurred $96.7 million in early redemption fees, primarily attributable to early redemption premiums and unamortized discounts and fees, which is recorded as a loss on the early extinguishment of long-term debt reducing income from continuing operations.

ITEM 6. SELECTED FINANCIAL DATA

NISOURCE INC.

•	For 2009, Gas Distribution and Other gross revenues decreased due to a decline in natural gas commodity prices.

•	For 2009, operating income decreased $25.3 million due to pre-tax restructuring charges, net of adjustments.

•

For 2008, the Results from Discontinued Operations – net of taxes includes the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.3 million, $63.3 million and $12.5 million, respectively, and an adjustment of $188.0 million for the Tawney litigation. Refer to the “Liquidity and Capital Resources” section of Item 7 for additional information.

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

CONSOLIDATED REVIEW

Executive Summary

NiSource is an energy holding company whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates most of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant than in other months.

For the twelve months ended December 31, 2011, NiSource reported income from continuing operations of $303.8 million, or $1.08 per basic share, compared to $285.2 million, or $1.03 per basic share for the same period in 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

Increases in income from continuing operations were due primarily to the following items:

•

NiSource’s Gas Transmission and Storage Operations’ net revenues increased $56.4 million from the same period in 2010, primarily due to higher demand margin revenue as a result of new growth projects. See below for a discussion of growth projects at Gas Transmission and Storage Operations. Additionally, there was an increase due to the net impact of the rate case filing at Columbia Gulf. See below for a discussion of commercial and regulatory initiatives and the expected impact on NiSource.

•

Depreciation and amortization decreased $58.9 million primarily as a result of new depreciation rates at Northern Indiana from the implementation of the gas rate case. These rates were put into effect at the end of 2010. Rates for 2012 will be comparable to 2011.

•

Loss on early extinguishment of long-term debt decreased $42.8 million in 2011 due to the differences in early redemption fees, primarily attributable to early redemption premiums and unamortized discounts and fees, related to tender offers finalized in the fourth quarter of both 2011 and 2010. See below for a discussion of NiSource’s financial management of the balance sheet for more information.

Increases in income from continuing operations were partially offset due to the following items:

•

Operation and maintenance expense increased $59.2 million primarily related to additional pension contributions at the Gas Transmission and Storage Operations segment. As provided by its rate cases, GAAP pension expense is deferred to a regulatory asset and pension contributions are recorded to expense. NiSource expects to experience reduced pension costs in 2012 as a result of this contribution. Additionally, during the fourth quarter of 2011, NiSource reviewed its current estimates for future environmental remediation costs related to the Company’s MGP sites. Following the review, NiSource revised its estimates based on expected remediation activities and experience with similar facilities and recorded $35.5 million of expense at subsidiaries for which environmental expense is not probable of recovery from customers. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for more information.

•

The effective tax rate increased to 35.0% compared to 32.2% for the comparable period last year. The increase is due to a tax rate change in Indiana in 2011 that lowers the corporate income tax rate from 8.5% to 6.5% over four years beginning on July 1, 2012. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to Indiana net operating loss carryforward, were required to be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the second quarter of 2011, NiSource recorded tax expense of $6.8 million to reflect the effect of this rate change. In the third quarter of 2010, NiSource recorded a $15.2 million reduction in income tax expense as a result of a rate case settlement by Columbia of Pennsylvania that required it to flow through certain tax benefits to customers in current rates. NiSource expects to experience benefits related to this issue until January 2014.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

On December 28, 2011, the IURC issued an Order approving Northern Indiana’s proposed gas energy efficiency programs and budgets, including a conservation program and recovery of all start-up and deferred costs. A three year budget of $42.4 million for these programs was approved. In its Order the IURC recognized that Northern Indiana was one of two utilities in the state in a position to integrate its gas and electric energy efficiency programs throughout its service territory footprint. Northern Indiana is presently working through implementation plans.

On June 1, 2011, Columbia of Virginia filed an application for approval of an infrastructure tracking mechanism pursuant to the Steps to Advance Virginia’s Energy (“SAVE”) Plan Act. Columbia of Virginia’s SAVE Plan provides for recovery of costs associated with the accelerated replacement of certain facilities designed to improve system safety or reliability through a rate rider. The proposed replacement program would result in investments of $20 million per year from 2012 through 2016, as well as covering $2.9 million in investment occurring in 2011. The Staff of the VSCC filed responsive testimony on August 22, 2011 and a public hearing was held on September 7, 2011. The Hearing Examiner issued a Report on October 6, 2011 recommending approval of the SAVE Plan. The VSCC issued an Order on November 28, 2011 approving the SAVE Plan and the associated rider effective December 30, 2011.

On January 14, 2011, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $37.8 million annually. The parties to the case jointly filed a petition for approval of a partial settlement on July 1, 2011. The partial settlement resolved all issues except residential rate design and a challenge to the structure of one of Columbia of Pennsylvania’s customer programs. The settlement provides for an annual revenue increase of $17 million. The Pennsylvania PUC issued an order on October 14, 2011 approving the annual revenue increase of $17 million. New rates went into effect on October 18, 2011. The Pennsylvania PUC’s ruling increased the minimum residential customer charge from $12.25 to $18.73, which includes an allowance for 20 Ccf of distribution charges. However, the customer pays for gas commodity on all usage.

On November 30, 2010, Columbia of Ohio filed a notice of intent to file an application to adjust rates associated with Rider IRP and Rider DSM. On February 28, 2011, Columbia of Ohio filed its application to adjust rates associated with the IRP and DSM Riders. The DSM Rider tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. The application sought to increase the annual revenue from the riders by approximately $24 million. On April 7, 2011, the parties filed a stipulation that settled this case, which was approved as filed by the PUCO on April 27, 2011. The Order allowed Columbia of Ohio to increase its annual revenues by approximately $24 million effective May 1, 2011.

On September 9, 2011, Columbia of Ohio filed an application with PUCO to continue and expand its DSM program. In its application, Columbia of Ohio proposed to spend $20 million annually (adjusted for inflation) on weatherization programs for residential and commercial customers for calendar years 2012 through 2016. Columbia of Ohio will continue to recover program expenses through Rider DSM and has proposed a shared savings incentive not to exceed $3.9 million over the five-year program. By Order dated December 14, 2011, the PUCO approved a stipulation filed in the case.

On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposed a revenue increase of approximately $50 million to cover increases in the cost of services, which included adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes. On November 30, 2010, the FERC issued an Order allowing new rates to become effective by May 2011, subject to refund. Columbia Gulf placed new rates into effect, subject to refund, on May 1, 2011. Columbia Gulf and the active parties to the case negotiated a settlement, which was filed with the FERC on September 9, 2011. On September 30, 2011, the Chief Judge severed the issues relating to a contesting party for separate hearing and decision. On October 4, 2011, the Presiding Administrative Law Judge certified the settlement agreement as uncontested to the FERC with severance of the contesting party from the settlement. On November 1, 2011, Columbia Gulf began billing interim rates to customers. On December 1, 2011, the FERC issued an Order approving the settlement without change. The key elements of the settlement, which was a “black box agreement”, include: (1) increased base rate to $0.1520 per Dth and (2) establishing a postage stamp rate design. No protests to the Order were filed and therefore, pursuant to the Settlement, the order became final on January 1, 2012 which made the settlement effective on February 1, 2012. On February 2, 2012, the Presiding Administrative Law Judge issued an initial decision granting a joint motion terminating the remaining litigation with the contesting party and allowing it to become a settling party. Refunds of approximately $16 million, accrued as of December 31, 2011, are to be issued before the end of March 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

On July 18, 2011, Northern Indiana filed with the IURC a settlement in its 2010 Electric Rate Case with the OUCC, Northern Indiana Industrial Group, NLMK Indiana and Indiana Municipal Utilities Group. The settlement agreement limited the proposed base rate impact to the residential customer class to a 4.5% increase. The parties have also agreed to a rate of return of 6.98% based upon a 10.2% return on equity. The settlement also resolves all pending issues related to compliance with the August 25, 2010 Order in the 2008 Electric Rate Case. On December 21, 2011, the IURC issued an Order approving the Settlement Agreement as filed, and new electric base rates became effective on December 27, 2011. On January 20, 2012, the City of Hammond filed an appeal of the IURC’s December 21, 2011 Order. That appeal is pending.

On March 22, 2011, Northern Indiana filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011. Refer to Note 20-D, “Environmental Matters,” for additional information. This petition has since been trifurcated into three separate phases. In terms of Phase I, the evidentiary hearing was held at the IURC on August 31, 2011 addressing the relief regarding (i) the construction of a FGD unit at R.M. Schahfer Generating Station Unit 15 and (ii) a cost estimate increase for the projects approved by the December 29, 2010 Order, which included estimates for a FGD unit at R.M. Schahfer Generating Station Unit 14 and associated common facilities for Units 14 and 15. On December 28, 2011, the IURC issued an order for the Phase I projects estimated to cost $500 million and granting the requested ratemaking and accounting relief associated with these Phase I projects. On November 9, 2011, Northern Indiana filed with the IURC a stipulation and settlement agreement with the OUCC and the Industrial Group resolving all issues regarding the Phase II projects, which includes all remaining projects with the exception of those projects related to Michigan City Generating Station Unit 12. The motion also requested the establishment of and a procedural schedule for a new Phase III for the Unit 12 projects. The evidentiary hearing was held for the Phase II projects at the IURC on December 14, 2011. On February 15, 2012, the IURC approved the stipulation and settlement agreement. The establishment of a Phase III in this proceeding occurred in response to the fact that on October 20, 2011 and October 21, 2011, the OUCC and the Industrial Group, respectively, filed testimony in opposition of the proposed construction of a FGD unit on Michigan City Generating Station Unit 12. On February 14, 2012, the IURC set a procedural schedule for the Phase III projects.

As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making an investment in a new, 100-mile, 345-kilovolt transmission project in northern Indiana. The project, a major new transmission system improvement reviewed and authorized by the MISO, is scheduled to be in service during the latter part of the decade. Northern Indiana has also been identified by the MISO as one of two Transmission Owners to invest in another project. On February 8, 2012, Pioneer Transmission, LLC filed a complaint with the FERC, seeking to obtain 100% of the investment rights in this second project.

Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for a complete discussion of regulatory matters.

Commercial Growth and Expansion of the Gas Transmission and Storage Business

During 2011, Gas Transmission and Storage Operations placed into service strategic growth projects, primarily serving the Marcellus Shale production area. Below is a discussion of these projects as well as projects that are currently on-going.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plant to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This project was placed into service in April 2011.

Clendenin Project. Construction began on this approximately $18 million capital project in 2010 to modify existing facilities in the Clendenin, West Virginia area to move Marcellus production to liquid market centers. The Clendenin project provides the Gas Transmission and Storage Operations segment the ability to meet incremental transportation demand of up to 150,000 Dth per day. Long-term firm transportation contracts for 133,100 Dth have been executed, some of which began in the third quarter 2010 and others that began in June 2011.

Line WB Expansion Project. The Gas Transmission and Storage Operations segment expanded its WB system through investment in additional facilities, which provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion totaled approximately $14 million, allowing producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity were executed, some which began in January 2011. Final construction on all facilities will be completed and placed into service in the first quarter of 2012.

East Lateral Project. In 2010, the Gas Transmission and Storage Operations segment initiated a $5 million project to modify existing facilities on the Columbia Gulf East Lateral to provide firm transportation service for up to 300,000 Dth per day. Firm transportation contracts for 250,000 Dth per day were executed for five-year terms. This FERC-approved project was completed and put into service in May 2011.

Southern Appalachian Project. The Gas Transmission and Storage Operations segment invested nearly $4 million to expand Line SM-116 to transport approximately 38,500 Dth per day on a firm basis as a continuation of its strategy to provide transportation services to producers of Marcellus and Appalachian gas. This additional capacity is supported by executed, binding precedent agreements. These additional facilities were placed in service in April 2011.

Power Plant Generation Project. The Gas Transmission and Storage Operations segment is planning to spend nearly $35 million on an expansion project, which includes new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric Power Company. This project will expand the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.

Smithfield Project. The Gas Transmission and Storage Operations segment made approximately $14 million of capital investments for modifications to existing pipeline and compressor facilities to accommodate receipt of up to 150,000 Dth per day of additional Marcellus gas from connections near Smithfield, West Virginia and Waynesburg, Pennsylvania. Three anchor shippers agreed to long-term, firm transportation contracts, one contract that began in April 2011 and others that began in August 2011. The project is expected to be fully in service in the first quarter of 2012.

Rimersburg Expansion Project. The Gas Transmission and Storage Operations segment has approved an investment of approximately $6 million for this project that will add capacity to north central Pennsylvania to meet the growing demands of producers in the area. The project will consist of the expansion of Line 134 from the Brinker compressor station to the Iowa regulator, adding approximately 19,000 Dth per day of additional capacity, all of which has been sold through precedent agreements. The project is expected to go into service in the first quarter of 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

Pennsylvania Marcellus Pipeline Project. The Gas Transmission and Storage Operations segment has approved an investment of approximately $150 million which will include right-of-way acquisitions and constructing new pipeline with an initial combined capacity of 300,000 Dth per day. Natural gas will initially be sourced from a new third-party processing plant and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project is expected to be placed in service in late 2012.

Financial Management of the Balance Sheet

NiSource remains committed to maintaining its liquidity position through management of capital spending, working capital and operational requirements, and its financing needs. NiSource has executed on its plan by taking the following actions:

•

On November 23, 2011, NiSource Finance issued $250.0 million of 4.45% senior unsecured notes that mature December 1, 2021 and $250.0 million of 5.80% senior unsecured notes that mature February 1, 2042.

•

On November 14, 2011, NiSource Finance commenced a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.15% notes due 2013. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2013 notes were accepted. On December 13, 2011, NiSource Finance announced that approximately $125.3 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered and accepted for purchase. In addition, approximately $228.7 million of the aggregate principal amount of outstanding 6.15% notes due 2013 were validly tendered, of which $124.7 million were accepted for purchase. In accordance with the provisions of ASC 470, Debt, NiSource Finance determined the debt issued on November 23, 2011, was substantially different from the tendered notes, and therefore the transaction qualified as a debt extinguishment. NiSource Finance recorded a $53.9 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.

•	During July 2011, Northern Indiana redeemed $18.7 million of its medium-term notes, with an average interest rate of 7.30%.

•	On June 10, 2011, NiSource Finance issued $400.0 million of 5.95% senior unsecured notes that mature June 15, 2041.

•

During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo.

•

On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility has a termination date of March 3, 2015 and replaced an existing $1.5 billion five-year credit facility, which would have expired during July 2011.

Credit Ratings. On December 13, 2011, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 18, 2011, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and all of its subsidiaries is stable. On February 24, 2011, Standard & Poor’s affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.

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

Income from Continuing Operations and Net Income

For the twelve months ended December 31, 2011, NiSource reported income from continuing operations of $303.8 million, or $1.08 per basic share, compared to $285.2 million, or $1.03 per basic share in 2010. Income from continuing operations for the twelve months ended December 31, 2009 was $229.8 million, or $0.84 per basic share.

Including results from discontinued operations, NiSource reported 2011 net income of $299.1 million, or $1.06 per basic share, 2010 net income of $282.6 million, or $1.02 per basic share, and 2009 net income of $217.0 million, or $0.79 per basic share.

Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses were offset by increases in net revenues and had essentially no impact on income from continuing operations. A decrease in operating expenses of $40.4 million for the 2011 year was offset by a corresponding decrease to net revenues reflecting these tracked costs. In the 2010 period, a decrease in operating expenses of $7.6 million for trackers was offset by a corresponding decrease to net revenues reflecting recovery of these costs. These changes from 2010 to 2011 were largely attributable to fluctuations in recoveries associated with low income assistance programs.

Immaterial Restatement

As discussed further below, NiSource is making certain correcting adjustments to its historical financial statements for the quarters of 2011 and 2010 and for the years of 2010 and 2009, as well as to other selected financial data for the years 2008 and 2007. NiSource does not believe these corrections are material individually or in the aggregate to its financial condition or its financial results for any reported period. Refer to the tables below for the effects of these corrections on prior periods.

Deferred revenue- In the fourth quarter of 2011, NiSource identified a deferred revenue regulatory asset of $25.2 million that was not recoverable. The impact of the correction in 2010 and 2009 resulted in a decrease in electric revenue of $7.4 million and an increase of $1.0 million, respectively, with an offset to deferred revenue regulatory assets. The remaining decrease in electric revenue of $18.2 million was corrected prior to 2009. The correction reduced electric revenue by a total of $0.6 million for previously reported interim periods in 2011. There was no impact to customers as a result of this correction.

Environmental asset recovery- NiSource recorded an out of period charge of $3.4 million in operation and maintenance expense and $4.6 million in depreciation and amortization expense in the first quarter of 2011 to impair a regulatory environmental asset that was not recoverable, which impairment charge should have been recorded in a prior year. The impact of the correction in 2010 and 2009 resulted in an increase to expense of $1.4 million and $1.0 million, respectively, with an offset to regulatory assets. The remaining increase to expense of $5.6 million was corrected prior to 2009.

OPEB over-reimbursement- In the fourth quarter of 2011, NiSource identified an over-reimbursement of $8.0 million received by NiSource from an insurer related to other post-employment benefits. The impact of the correction in 2010 and 2009 resulted in an increase in operation and maintenance expense of $1.0 million and $1.1 million, respectively, with an offset to other accruals. The remaining increase in expense of $5.4 million was corrected prior to 2009. The correction increased expense by a total of $0.5 million for previously reported interim periods in 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

Environmental accrual- In the third quarter of 2010, NiSource recorded an out of period reduction to expense of $6.0 million to reduce an environmental liability that was incorrectly recorded in a prior year. To reverse the liability in the proper periods, NiSource recorded an increase in operation and maintenance expense of $6.0 million in 2010 and a decrease of $0.2 million in 2009 with an offset to legal and environmental accruals. The remaining decrease to expense of $5.8 million was corrected prior to 2009.

OPEB regulatory asset- NiSource recorded an out of period charge of $2.4 million in operation and maintenance expense in the second quarter of 2011 to impair a regulatory asset related to OPEB that was not probable of recovery, which impairment charge should have been recorded in a prior year. The impact of the correction in 2010 and 2009 resulted in a decrease to operation and maintenance expense of $0.2 million and an increase of $0.1 million, respectively, with an offset to regulatory assets. The remaining increase to expense of $2.3 million was corrected prior to 2009.

Healthcare claims- In 2008, NiSource recorded an out of period credit of $13.3 million to correct the allocation of healthcare claims expense to active employees and retired participants in its other post-employment benefits. As this error arose in 2007, NiSource is correcting the selected financial data for 2008 and 2007 for the impact of this error.

Unbilled revenue- In 2007, NiSource recorded an out of period charge of $25.5 million to correct an error that arose in prior years in its unbilled electric and gas revenue calculation. NiSource is correcting the selected financial data for 2007 for the impact of this error.

The following tables set forth the effects of the correcting adjustments to Net Income, for the years ended December 31, 2010, 2009, 2008 and 2007 and for the quarterly periods in 2011 and 2010:

	Twelve Months Ended December 31,
Increase (Decrease) in Net Income	2010	2009	2008	2007
(in millions)
Previously reported Net Income	$292.0	$217.7	$79.0	$321.4
Deferred revenue	(7.4)	1.0	2.7	(5.7)
Environmental asset recovery	(1.4)	(1.0)	(1.2)	(1.8)
OPEB over-reimbursement	(1.0)	(1.1)	(1.2)	(1.1)
Environmental accrual	(6.0)	0.2	1.1	0.5
OPEB regulatory asset	0.2	(0.1)	0.1	0.2
Healthcare claims	-	-	(13.3)	13.3
Unbilled revenue	-	-	-	25.5
Total corrections	(15.6)	(1.0)	(11.8)	30.9
Income taxes	(6.2)	(0.3)	(4.4)	12.0
Corrected Net Income	$282.6	$217.0	$71.6	$340.3

	Three Months Ended
Increase (Decrease) in Net Income	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(in millions)
Previously reported Net Income	$34.7	$38.9	$205.2	$33.4	$33.2	$28.1	$197.3
Deferred revenue	-	-	(0.6)	(2.1)	(2.4)	(1.0)	(1.9)
Environmental asset recovery	-	-	8.0	(0.5)	(0.3)	(0.3)	(0.3)
OPEB over-reimbursement	(0.1)	(0.2)	(0.2)	(0.2)	(0.2)	(0.3)	(0.3)
Environmental accrual	-	-	-	-	(6.4)	0.2	0.2
OPEB regulatory asset	-	2.4	-	0.1	-	0.1	-
Total corrections	(0.1)	2.2	7.2	(2.7)	(9.3)	(1.3)	(2.3)
Income taxes	(0.1)	0.9	2.9	(1.1)	(3.7)	(0.5)	(0.9)
Corrected Net Income	$34.7	$40.2	$209.5	$31.8	$27.6	$27.3	$195.9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

The following tables set forth the effects of the correcting adjustments on affected line items within NiSource’s previously reported Statements of Consolidated Income for the years ended December 31, 2010 and 2009, Consolidated Balance Sheets as of December 31, 2010 and the Statements of Consolidated Cash Flows for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010		2009
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Net Revenues
Electric	$1,386.7	$1,379.3	$1,213.2	$1,214.2
Gross Revenues	6,422.0	6,414.6	6,650.6	6,651.6
Total Net Revenues	3,447.9	3,440.5	3,332.6	3,333.6
Operation and maintenance	1,655.9	1,663.3	1,654.7	1,656.1
Depreciation and amortization	596.3	597.1	589.3	589.9
Total Operating Expenses	2,541.6	2,549.8	2,547.6	2,549.6
Operating Income	921.3	905.7	801.0	800.0
Income from Continuing Operations before Income Taxes	436.1	420.5	395.8	394.8

Income Taxes	141.5	135.3	165.3	165.0
Income from Continuing Operations	294.6	285.2	230.5	229.8
Net Income	$292.0	$282.6	$217.7	$217.0

Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.06	$1.03	$0.84	$0.84
Basic Earnings Per Share	$1.05	$1.02	$0.79	$0.79

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.05	$1.02	$0.84	$0.83
Diluted Earnings Per Share	$1.04	$1.01	$0.79	$0.78

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

	December 31, 2010
(in millions)	As Previously Reported	As Corrected

Current Assets
Underrecovered gas and fuel costs	$135.7	$120.7
Regulatory Assets	151.8	143.8
Total Current Assets	2,448.9	2,425.9
Other Assets
Regulatory Assets	1,650.4	1,648.0
Total Other Assets	6,044.4	6,042.0
Total Assets	$19,938.8	$19,913.4

Capitalization
Retained Earnings	$901.8	$876.1
Total Common Stockholders’ Equity	4,923.2	4,897.5
Total Capitalization	10,859.3	10,833.6
Current Liabilities
Overrecovered gas and fuel costs	11.8	21.4
Other accruals	336.4	343.7
Total Current Liabilities	3,649.4	3,666.3
Other Liabilities and Deferred Credits
Deferred income taxes	2,209.7	2,193.1
Total Other Liabilities and Deferred Credits	5,430.1	5,413.5
Total Capitalization and Liabilities	$19,938.8	$19,913.4

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2010		2009
(in millions)	As Previously Reported	As Corrected	As Previously Reported	As Corrected

Operating Activities
Net Income	$292.0	$282.6	$217.7	$217.0
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	596.3	597.1	589.3	589.9
Deferred income taxes and investment tax credits	200.1	193.9	378.2	377.8
Changes in Assets and Liabilities:
(Under) Overrecovered gas and fuel costs	(250.4)	(243.0)	324.4	323.4
Other accruals	56.4	63.4	(7.7)	(6.8)
Regulatory assets/liabilities	163.9	164.3	105.2	105.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

The following tables set forth the effects of the correcting adjustments on major line items within NiSource’s previously reported Statements of Consolidated Income for the quarters in 2011 and 2010:

	Three Months Ended
	September 30, 2011		June 30, 2011		March 31, 2011
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Net Revenues
Electric	$404.7	$404.7	$349.2	$349.2	$347.1	$346.5
Gross Revenues	1,068.7	1,068.7	1,228.3	1,228.3	2,232.2	2,231.6
Total Net Revenues	745.6	745.6	765.8	765.8	1,061.3	1,060.7
Operation and maintenance	407.1	407.2	402.5	400.3	432.5	429.3
Depreciation and amortization	134.9	134.9	134.5	134.5	138.9	134.3
Total Operating Expenses	601.6	601.7	604.8	602.6	665.1	657.3
Operating Income	147.5	147.4	163.3	165.5	399.2	406.4
Income from Continuing Operations before Income Taxes	53.4	53.3	69.5	71.7	312.7	319.9
Income Taxes	17.1	17.0	30.0	30.9	107.9	110.8
Income from Continuing Operations	36.3	36.3	39.5	40.8	204.8	209.1
Net Income	$34.7	$34.7	$38.9	$40.2	$205.2	$209.5

Basic Earnings (Loss) Per Share ($)
Continuing operations	$0.13	$0.13	$0.14	$0.14	$0.73	$0.75
Basic Earnings Per Share	$0.12	$0.12	$0.14	$0.14	$0.73	$0.75

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$0.13	$0.13	$0.14	$0.14	$0.72	$0.73
Diluted Earnings Per Share	$0.12	$0.12	$0.14	$0.14	$0.72	$0.73

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

	Three Months Ended
	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Net Revenues
Electric	$330.6	$328.5	$397.7	$395.3	$340.5	$339.5	$317.9	$316.0
Gross Revenues	1,754.1	1,752.0	1,138.1	1,135.7	1,171.1	1,170.1	2,358.7	2,356.8
Total Net Revenues	925.4	923.3	718.1	715.7	732.0	731.0	1,072.4	1,070.5
Operation and maintenance	457.1	457.5	382.1	388.8	377.1	377.2	439.6	439.8
Depreciation and amortization	141.8	142.0	153.1	153.3	151.6	151.8	149.8	150.0
Total Operating Expenses	673.7	674.3	598.3	605.2	593.2	593.5	676.4	676.8
Operating Income	255.4	252.7	123.3	114.0	139.2	137.9	403.4	401.1
Income from Co ntinuing Operations before Income Taxes	57.7	55.0	27.8	18.5	43.4	42.1	307.2	304.9

Income Taxes	21.9	20.8	(5.6)	(9.3)	15.4	14.9	109.8	108.9
Income from Continuing Operations before Income Taxes	35.8	34.2	33.4	27.8	28.0	27.2	197.4	196.0
Net Income	$33.4	$31.8	$33.2	$27.6	$28.1	$27.3	$197.3	$195.9

Basic Earnings (Loss) Per Share ($)
Continuing operations	$0.13	$0.12	$0.12	$0.10	$0.10	$0.10	$0.71	$0.71
Basic Earnings Per Share	$0.12	$0.11	$0.12	$0.10	$0.10	$0.10	$0.71	$0.71

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$0.12	$0.11	$0.12	$0.10	$0.10	$0.10	$0.71	$0.71
Diluted Earnings Per Share	$0.11	$0.10	$0.12	$0.10	$0.10	$0.10	$0.71	$0.71

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

Total consolidated net revenues for the twelve months ended December 31, 2011, were $3,462.7 million, a $22.2 million increase compared with 2010. Net revenues increased primarily due to increased Gas Transmission and Storage Operations’ operating revenues of $56.4 million and increased Electric Operations’ net revenues of $7.6 million partially offset by lower Gas Distribution Operations’ net revenues of $21.3 million.

•

Gas Transmission and Storage Operations’ operating revenues increased primarily due to higher demand margin revenue of $32.3 million as a result of new growth projects. Additionally, there was an increase of $14.8 million due to the net impact of the rate case filing at Columbia Gulf. Net revenues also increased due to increased midstream revenue of $10.6 million, higher mineral rights royalty revenues of $8.4 million, increased regulatory trackers of $5.9 million, which are offset in expense, and a one-time settlement of $2.8 million. These increases in net revenues were partially offset by the impact of $8.3 million related to the recognition in 2010 of revenue for a previously deferred gain for native gas contributed to Hardy Storage from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, revenues decreased due to lower shorter term transportation and storage services of $6.7 million and the impact of $5.4 million of fees received from a contract buy-out during 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

•

Electric Operations’ net revenues increased primarily due to increased industrial usage and margins of $18.7 million resulting from improved economic conditions, $9.5 million in lower revenue credits compared to the prior year, and higher environmental trackers of $5.5 million, which are offset in expense. These increases were partially offset by a decrease in residential and commercial margins of $12.2 million, and lower environmental cost recovery of $12.0 million due to a decrease in net plant eligible for a return and a decrease in the allowed rate of return.

•

Gas Distribution Operations’ net revenues decreased due primarily to a decrease in net regulatory and tax trackers of $51.8 million, which are offset in expense, lower off-system sales of $18.8 million primarily as a result of the standard service offer auction at Columbia of Ohio in the second quarter of 2010, and a decrease in industrial margins of $7.6 million. The decreases in net revenues were partially offset by an increase of $30.3 million for other regulatory and service programs, including impacts from the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program and rate cases at various NiSource LDCs. Additionally, there was an increase of $14.1 million in residential and commercial margins. Net revenues also increased $5.7 million as the result of a contract accrual that was established in 2010, $2.8 million from Bear Garden Station which was placed into service in July of 2010, and $2.5 million related to a reserve for unaccounted for gas recorded in 2010.

Total consolidated net revenues for the twelve months ended December 31, 2010 were $3,440.5 million, a $106.9 million increase compared with 2009. Net revenues increased primarily due to increased Electric Operations’ net revenues of $113.1 million and increased Gas Transmission and Storage Operations’ operating revenues of $18.5 million, partially offset by lower Gas Distribution Operations’ net revenues of $6.9 million.

•

Electric Operations’ net revenues were higher primarily as a result of higher industrial usage and margins of $45.1 million due to improved economic conditions, warmer weather of approximately $35 million, and a $17.1 million increase in environmental trackers, which are partially offset in operating expenses. Additionally, there was an increase of $14.6 million in off-system sales, including a reduction of $8.2 million in off-system sales in 2009 resulting from a FAC settlement.

•

Within Gas Transmission and Storage Operations, operating revenues increased primarily due to increased demand and commodity margin revenues as a result of the growth projects of $22.9 million and an increase of $8.3 million due to the recognition of revenue for a previously deferred gain for native gas contributed to Hardy Storage from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, there was a $5.6 million increase in regulatory trackers, which are offset in expense, $5.4 million of fees received from a contract buy-out during the period, and a $3.5 million increase in mineral rights royalty revenues. These increases in revenue were partially offset by a decrease in shorter term transportation and storage services of $23.1 million and a decrease of $9.1 million in mineral rights leasing revenues.

•

Gas Distribution Operations’ net revenues decreased primarily due to decreased regulatory and tax trackers of $20.4 million, offset in expense, and decreased residential and commercial margins of $20.1 million. Additionally, there was an accrual related to a prior period contract established at Columbia of Massachusetts of $5.7 million, additional customer credits of $5.6 million issued as the result of a rate case, a decrease in forfeited discounts and late payments of $5.0 million, and the impact of warmer weather of approximately $3 million. These decreases were partially offset by an increase in regulatory and service programs of $51.7 million. This includes impacts from rate cases at various utilities, the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program, and the revenue normalization program at Columbia of Virginia.

Expenses

Operating expenses were $2,572.2 million in 2011, an increase of $22.4 million from the comparable 2010 period. This increase was primarily due to an increase in operation and maintenance expenses of $59.2 million, higher impairment charges of $14.8 million and increased other taxes of $7.3 million. The increase in operation and maintenance is due primarily to an increase in employee and administrative costs driven largely by an increase in pension contributions at Gas Transmission and Storage Operations. As provided by its rate cases, GAAP pension

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

expense is deferred to a regulatory asset and pension contributions are recorded to expense. Additionally, during the fourth quarter of 2011, NiSource reviewed its current estimates for future environmental remediation costs related to the Company’s MGP sites. Following the review, NiSource revised its estimates based on expected remediation activities and experience with similar facilities and recorded $35.5 million of expense at subsidiaries for which environmental expense is not probable of recovery from customers. Higher impairment costs relate to the additional impairment of $14.7 million recorded in the fourth quarter of 2011 related to Lake Erie Land. These increases were partially offset by a decrease of $58.9 million in depreciation and amortization expense primarily as a result of the new depreciation rates at Northern Indiana as a result of the implementation of the gas rate case.

Operating expenses were $2,549.8 million in 2010, an increase of $0.2 million from the comparable 2009 period. This increase was primarily due to an increase of $36.0 million in payroll and benefits expense, an increase of $20.0 million in maintenance costs, including integrity management pipeline costs, and an increase of $7.2 million in depreciation costs due to the increased capital expenditures. These increases were partially offset by decreased restructuring charges of $27.2 million, lower impairment charges of $21.3 million, and lower uncollectible costs of $12.8 million.

Equity Earnings in Unconsolidated Affiliates

Equity Earnings in Unconsolidated Affiliates were $14.6 million in 2011, a decrease of $0.4 million compared with 2010. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations business. Equity earnings decreased primarily resulting from lower earnings from Columbia Transmission’s investment in Millennium.

Equity Earnings in Unconsolidated Affiliates were $15.0 million in 2010 compared to $16.0 million in 2009. Equity earnings decreased primarily resulting from lower earnings from Columbia Transmission’s investment in Millennium, driven by higher interest costs and hedge loss amortization related to Millennium’s August 2010 debt refinancing.

Other Income (Deductions)

Other Income (Deductions) in 2011 reduced income $438.0 million compared to a reduction of $485.2 million in 2010. The increase in other income is due to a decrease in the loss on early extinguishment of debt of $42.8 million in the current year as a result of less redemptions of high interest debt in the fourth quarter of 2011 as compared to the fourth quarter of 2010. Also, there was a decrease in interest expense of $15.5 million. Interest expense decreased due to the repurchase of a portion of the 2016 and 2013 notes in November 2011 and a portion of the 2016 notes in December 2010 and a long-term debt maturity of $681.8 million in November 2010. The benefits were partially offset by incremental interest expense associated with a swap maturity in November 2010, the issuance of $500.0 million of long-term debt in November 2011, $400.0 million in June 2011 and $250.0 million in December 2010, and higher average short-term borrowings and rates. These decreases were partially offset by an increase of $11.1 million in other, net due primarily to an increase in charitable contributions in the current year.

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

Income Taxes

The effective income tax rates were 35.0%, 32.2%, and 41.8% in 2011, 2010 and 2009, respectively. The 2.8% increase in the overall effective tax rate in 2011 versus 2010 was primarily due to a tax rate change in Indiana in 2011 that resulted in recording $6.8 million in tax expense in the second quarter, and the 2010 rate settlements that resulted in the flow through of certain tax benefits in rates. The effect of the rate settlements also was the primary

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

cause of the decrease in the overall effective tax rate from 2009 to 2010. Moreover, in 2009 the Company recorded the impact of certain nondeductible expenses, which increased tax expense $5.3 million and additional deferred income tax expense of $9.7 million related primarily to state income tax apportionment changes.

On May 12, 2011, the governor of Indiana signed into law House Bill 1004, which among other things, lowers the corporate income tax rate from 8.5% to 6.5% over four years beginning on July 1, 2012. The reduction in the tax rate will impact deferred income taxes and tax related regulatory assets and liabilities recoverable in the rate making process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to Indiana net operating loss carry forward, will be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the second quarter 2011, NiSource recorded tax expense of $6.8 million to reflect the effect of this rate change. The expense is largely attributable to the re-measurement of the Indiana net operating loss at the 6.5% rate. The majority of the Company’s tax temporary differences are related to Northern Indiana’s utility plant. The re-measurement of these temporary differences at 6.5% was recorded as a reduction of a regulatory asset.

On August 19, 2011, the IRS issued Revenue Procedure 2011-43, which provided a safe harbor method that taxpayers may use to determine whether certain expenditures related to electric transmission and distribution assets must be capitalized. This Revenue Procedure provided procedures for obtaining automatic consent from the IRS to adopt the safe harbor method for the first or second taxable year beginning after December 30, 2010. NiSource changed its method of tax accounting related to certain expenditures, including those related to electric transmission and distribution assets in 2008. As a result of the issuance of the Revenue Procedure, NiSource revised its estimates and recorded tax benefits of $12.9 million in the third quarter of 2011. Excluding minor amounts of interest, the revision of estimate did not impact total income tax expense.

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

In the fourth quarter of 2010, NiSource received permission from the IRS to change its method of accounting for capitalized overhead costs under Section 263A of the Internal Revenue Code. The change is effective for the 2009 tax year. The Company recorded a net long-term receivable of $31.5 million, net of uncertain tax positions, in the fourth quarter of 2010 to reflect this change. There was no material impact on the effective tax rate as a result of this method change. In 2011, the Company revised its calculation related to the change in method and recorded an increase to the net long-term receivable of $3.3 million, net of uncertain tax positions, to reflect the change in estimate. Excluding minor amounts of interest, the revision of estimate did not impact total income tax expense.

In the third quarter of 2010, NiSource recorded a $15.2 million reduction to income tax expense in connection with the Pennsylvania PUC approval of the Columbia of Pennsylvania base rate case settlement on August 18, 2010. The adjustment to income tax expense resulted from the settlement agreement to flow through in current rates the tax benefits related to a tax accounting method change for certain capitalized costs approved by the IRS. As a result of the Pennsylvania Commission Order on October 14, 2011, Columbia of Pennsylvania will continue to flow through in rates unamortized tax benefits of approximately $30 million through January 2014 related to the unit of property tax method change. The amortization of excess tax benefits was $6.0 million in 2011. On a prospective basis, Columbia of Pennsylvania will recognize deferred tax expense rather than flow through in rates the tax benefits resulting from this method change.

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

Discontinued Operations

Discontinued operations reflected a loss of $4.7 million, or $0.02 loss per basic share, in 2011, a loss of $2.6 million, or $0.01 loss per basic share, in 2010, and a loss of $12.8 million, or $0.05 loss per basic share, in 2009.

The losses in 2011, 2010 and 2009 include activities associated with CER, and other former subsidiaries where NiSource has retained certain liabilities, as well as for impairment charges in 2009 associated with certain properties to be sold by NDC Douglas Properties.

Liquidity and Capital Resources

A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolver, commercial paper program, long-term debt agreements and NiSource’s ability to access the capital markets there is adequate capital available to fund its operating activities and capital expenditures in 2012.

Operating Activities

Net cash from operating activities for the twelve months ended December 31, 2011 was $870.2 million, an increase of $144.8 million from a year ago. During 2011, gas price decreases and the collection of the 2010 under-recovered gas cost resulted in a $127.5 million source of working capital related to under-recovered gas costs. The $219.6 million source of working capital associated with accounts receivable in 2011 was primarily due to warmer weather in 2011. These sources of working capital were partially offset by a decrease in working capital of $141.8 million related to inventories primarily due to an increase in the weighted average cost rate. Additionally, there was a use of working capital related to accounts payable of $154.8 million in the current year as a result of a decrease in gas purchases due to warmer weather in December 2011 compared to December 2010.

Net cash from operating activities for the twelve months ended December 31, 2010 was $725.4 million, a decrease of $940.8 million from the prior year. During 2010, the refunding of the 2009 over-recovered gas costs resulted in a $243.0 million use of working capital. During 2009, gas price decreases and the collection of the 2008 under-recovered gas cost resulted in a $323.4 million source of working capital. Although there were no changes in the operation of the accounts receivable securitization programs, the application of new accounting guidance, ASC 860, attributed to substantially all of the $243.9 million use of working capital associated with accounts receivable in 2010. Furthermore, higher gas prices and volumes attributed to the higher than normal accounts receivable at December 31, 2008 creating a $258.9 million source of working capital when collected in 2009. This same pricing and volume scenario contributed to higher than normal accounts payable at December 31, 2008, resulting in a $191.4 million use of working capital when paid in 2009.

Pension and Other Postretirement Plan Funding. In 2011, NiSource contributed $393.5 million to its pension plans and $53.6 million to its postretirement medical and life plans. In 2012, NiSource expects to make contributions of approximately $3.3 million to its pension plans and approximately $51.7 million to its postretirement medical and life plans. At December 31, 2011, NiSource’s pension and other post-retirement benefit plans were underfunded by $472.9 million and $456.5 million, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

Investing Activities

The tables below reflect actual capital expenditures and certain other investing activities by segment for 2009, 2010 and 2011, and estimates for 2012.

	000000000000	000000000000	000000000000	000000000000
(in millions)	2012E	2011	2010	2009

Gas Distribution Operations	$533.0	$539.4	$409.7	$343.2
Gas Transmission and Storage Operations	431.6	301.5	302.0	287.4
Electric Operations	413.6	267.7	190.3	162.6
Corporate and Other Operations	21.8	22.0	9.6	5.4

Total	$1,400.0	$1,130.6	$911.6	$798.6

For 2012, the projected capital program and certain other investing activities are expected to be $1,400.0 million, which is $269.4 million higher than the 2011 capital program. This increased spending is mainly due to higher expenditures for environmental tracker capital for FGD projects in the generation fleet in the Electric Operations segment and increased expenditures at the Gas Transmission and Storage Operations segment for integrity management pipeline spending and planned pipeline replacements. The program is expected to be funded through a combination of cash flow from operations, equity, and short-term debt.

For 2011, the capital expenditures and certain other investing activities were $1,130.6 million, an increase of $219.0 million compared to 2010. This increased spending is mainly due to higher expenditures for the infrastructure replacement programs in the Gas Distribution Operations segment and increased growth expenditures in the Electric Operations segment which is primarily due to the FGD project.

For 2010, capital expenditures and certain other investing activities were $911.6 million, an increase of $113.0 million compared to 2009. A significant amount of the increase was due to increased capital expenditures within Gas Distribution Operations of $66.5 million, due to higher expenditures for the infrastructure replacement programs in the Gas Distribution Operations segment. Additionally, capital expenditures increased within Electric Operations and Gas Transmission and Storage Operations by $27.7 million and $14.6 million, respectively. The increase within Electric Operations was the result of maintenance spending on generation, distribution, and transmission projects. The increase within Gas Transmission and Storage Operations was primarily due to higher expenditures on maintenance projects.

Restricted cash was $160.6 million and $202.9 million as of December 31, 2011 and 2010, respectively. The decrease in restricted cash was a result of the settlement of positions at MF Global as a result of MF Global filing for Chapter 11 bankruptcy protection. Additionally, restricted cash decreased due to the winding down of NiSource’s unregulated natural gas marketing business.

NiSource received insurance proceeds for capital repairs of $5.0 million and $62.7 million related to hurricanes and other items in 2010 and 2009, respectively. No insurance proceeds for capital repairs were received in 2011.

Contributions to equity investees were $6.4 million, $87.9 million, and $26.4 million for 2011, 2010 and 2009, respectively. The increase in 2010 was the result of cash required for Millennium’s long-term debt refinancing.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource Finance’s $1.5 billion unsecured revolving credit facility, which expires in March 2015.

NiSource Finance had outstanding credit facility borrowings of $725.0 million at December 31, 2011, at a weighted average interest rate of 1.99%, and borrowings of $1,107.5 million at December 31, 2010, at a weighted average interest rate of 0.78%. In addition, NiSource Finance had $402.7 million in commercial paper outstanding at December 31, 2011, at a weighted average interest rate of 1.01%.

As of December 31, 2011 and December 31, 2010, NiSource had $231.7 million and $275.0 million, respectively, of short-term borrowings recorded on the Consolidated Balance Sheets and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 19, “Transfers of Financial Assets.”

As of December 31, 2011 and December 31, 2010, NiSource had $37.5 million and $32.5 million, respectively, of stand-by letters of credit outstanding of which $19.2 million and $14.2 million, respectively, were under the revolving credit facility.

As of December 31, 2011, an aggregate of $353.1 million of credit was available under the revolving credit facility.

Forward Agreements. On September 14, 2010, NiSource and Credit Suisse Securities (USA) LLC, as forward seller, closed an underwritten registered public offering of 24,265,000 shares of NiSource’s common stock. All of the shares sold were borrowed and delivered to the underwriters by the forward seller. NiSource did not receive any of the proceeds from the sale of the borrowed shares, but NiSource will receive proceeds upon settlement of the Forward Agreements. If the equity forward had been settled by delivery of shares at December 31, 2011, the Company would have received approximately $357.2 million based on a forward price of $14.7224 for the 24,265,000 shares. The Company currently anticipates settling the equity forward by delivering shares in 2012.

Debt Covenants. NiSource is subject to one financial covenant under its four-year revolving credit facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2011, the ratio was 61.4%.

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

Credit Ratings. On December 13, 2011, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 18, 2011, Moody’s Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $21.0 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and service obligations for various services including pipeline capacity and IBM outsourcing. The total contractual obligations in existence at December 31, 2011 and their maturities were:

(in millions)	Total	2012	2013	2014	2015	2016	After
Long-term debt (a)	$6,569.7	$315.8	$489.2	$557.8	$230.1	$421.5	$4,555.3
Capital leases (b)	147.8	14.3	12.8	12.5	12.2	9.9	86.1
Interest payments on long-term debt	3,803.3	392.7	354.0	334.8	369.2	289.1	2,063.5
Operating leases	162.0	41.2	34.0	29.1	19.0	14.1	24.6
Energy commodity contracts	582.4	239.3	130.4	120.2	85.1	1.5	5.9
Service obligations:
Pipeline service obligations	1,493.3	256.9	225.3	185.7	138.9	121.3	565.2
IBM service obligations	271.9	78.4	77.4	75.1	35.8	3.4	1.8
Vertex Outsourcing LLC service obligations	42.6	12.3	12.2	12.1	6.0	-	-
Other service obligations	373.5	132.2	82.0	78.3	81.0	-	-
Other liabilities	55.0	55.0	-	-	-	-	-
Total contractual obligations	$13,501.5	$1,538.1	$1,417.3	$1,405.6	$977.3	$860.8	$7,302.4

(a) Long-term debt balance excludes unamortized discounts of $37.4 million and non-recourse debt of $11.3 million related to NDC Douglas Properties.

(b) Capital leases payments shown above are inclusive of interest totaling $58.4 million. Also included are minimum lease payments for an office building that the Company will not occupy until 2014.

NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the stated coupon and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2011. For 2012, NiSource projects that it will be required to make interest payments of approximately $425.9 million, which includes $392.7 million of interest payments related to its long-term debt outstanding as of December 31, 2011. At December 31, 2011, NiSource also had $1,359.4 million in short-term borrowings outstanding.

NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring annual payments of $5.8 million, which is recorded as a capital lease.

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

NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2012 to 2045, require NiSource to pay fixed monthly charges.

NiSource Corporate Services continues to pay IBM to provide business process and support functions to NiSource for amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. Under the amended agreement, at December 31, 2011, NiSource Corporate Services expects to pay approximately $272 million to IBM in service fees over the remaining three and a half year term. In December 2011, NiSource elected to extend certain information technology services. Upon any termination of the agreement by NiSource for any reason, other than material breach by IBM, NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s unrecovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.

NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $42.6 million to Vertex Outsourcing LLC in service fees over the remaining three and a half year term. Upon termination of the agreement by NiSource for any reason (other than material breach by Vertex Outsourcing LLC), NiSource may be required to pay a termination charge not to exceed $10.8 million.

Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2015 and are included within “Other service obligations,” in the table of contractual obligations.

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period. Estimated minimum payments for this agreement are included within, “Other service obligations,” in the table of contractual obligations. With the expiration of this contract occurring on June 30, 2012, Northern Indiana is currently evaluating long-term strategic options, including negotiations to renew this contract.

NiSource’s expected payments included within “Other liabilities,” in the table of contractual commitments above contains employer contributions to pension and other postretirement benefits plans expected to be made in 2012. Plan contributions beyond 2012 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated. In 2012, NiSource expects to make contributions of approximately $3.3 million to its pension plans and approximately $51.7 million to its postretirement medical and life plans. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.

Not included in the table above are $4.8 million of estimated federal and state income tax liabilities, including interest. If or when such amounts may be settled is uncertain and cannot be estimated at this time. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NISOURCE INC.

In the fourth quarter of 2008, NiSource received final approval by the West Virginia Circuit Court for Roane County regarding a settlement agreement regarding the Tawney proceeding. NiSource’s share of the settlement liability was $338.8 million. NiSource complied with its obligations under the Settlement Agreement to fund $85.5 million in the qualified settlement fund by January 13, 2009. Additionally, NiSource provided a letter of credit on January 13, 2009 in the amount of $254.0 million and thereby complied with its obligation to secure the unpaid portion of the settlement. As of December 31, 2010, NiSource had contributed a total of $330.5 million into the qualified settlement fund. As of December 31, 2011, NiSource had fully paid the settlement liability.

NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as, “Other Liabilities and Deferred Credits,” on the Consolidated Balance Sheets, other than those described above.

NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $322.7 million in 2012, which are not included in the table above.

Off Balance Sheet Items

As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.

NiSource has issued guarantees that support up to approximately $148 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.

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

All derivatives classified as hedges are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as regulatory assets or liabilities as appropriate. During 2011 and 2010, no income was recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. During 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive income (loss) to earnings due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell. NiSource has not made any material reclassifications in 2011 or 2010. During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind-down of the unregulated natural gas marketing business. It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.7 million of loss, net of taxes. Refer to Note 9, “Risk Management and Energy Marketing Activities,” in the Notes to Consolidated Financial Statements for further information on NiSource’s various derivative programs for managing commodity price risk.

NiSource subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, which are reflected in NiSource’s restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.

Interest Rate Risk

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $16.5 million and $14.7 million for the years 2011 and 2010, respectively.

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

NiSource has entered into interest rate swap agreements to modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable. On May 12, 2004, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $660 million with six counterparties having a 6 1/2-year term. NiSource Finance received payments based upon a fixed 7.875% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 3.08% per annum. On September 15, 2008, as a result of the Lehman Brothers Holdings Inc. bankruptcy filing the previous day, NiSource Finance terminated a fixed-to-variable interest rate swap agreement with Lehman Brothers having a notional amount of $110.0 million. On November 15, 2010, the term of the remaining $550.0 million of interest rate swaps expired, and the swaps were terminated.

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

As of December 31, 2011, $500.0 million of NiSource Finance’s existing long-term debt is subject to fluctuations in interest rates as a result of these fixed-to-variable interest rate swap transactions.

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

On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of December 31, 2011, NiSource affiliates reserved the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.

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

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.1 million and zero during 2011, respectively. Prospectively, management has set the VaR limit at $0.8 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.

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

Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $2,147.9 million and $1,775.9 million at December 31, 2011, and $1,791.8 million and $1,688.7 million at December 31, 2010, respectively. For additional information, refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.

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

Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets. Regulatory assets requiring specific regulatory action amounted to $147.5 million at December 31, 2011. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

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

Although NiSource applies some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that there is a high correlation of the changes in fair values of the derivatives and the underlying risks. NiSource generally uses NYMEX exchange-traded natural gas futures and options contracts and over-the-counter swaps based on published indices to hedge the risks underlying its natural-gas-related businesses. NiSource had $348.5 million and $399.8 million of price risk management assets, of which $56.7 million and $61.1 million related to hedges, at December 31, 2011 and 2010, respectively, and $306.7 million and $355.5 million of price risk management liabilities, of which $0.5 million and $1.2 million related to hedges, at December 31, 2011 and 2010, respectively. There were no material unrealized gains or losses recorded to accumulated other comprehensive income (loss), net of taxes, as of December 31, 2011 and 2010.

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

Goodwill. NiSource’s goodwill assets at December 31, 2011 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at December 31, 2011, related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992, were $18.8 million. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2011. The goodwill test utilized both an income approach and a market approach. In performing the goodwill test, NiSource made certain required key assumptions, such as long-term growth rates, discount rates and fair market values.

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

Although there was no goodwill asset impairment as of June 30, 2011, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization continues to stay below book value for an extended period of time. No impairment triggers were identified in the third or fourth quarter of 2011.

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

Recently Issued Accounting Pronouncements

Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Consolidated Financial Statements for information on recently issued accounting pronouncements.

International Financial Reporting Standards

In December 2011, the SEC Chief Accountant, and in January 2012, the SEC Chairman both indicated that a determination on IFRS would be made in the next few months. In February 2010, the SEC expressed its commitment to the development of a single set of high quality globally accepted accounting standards and directed its staff to execute a work plan addressing specific areas of concern regarding the potential incorporation of IFRS for the U.S. In October 2010, the SEC staff issued its first public progress report on the work plan and in May 2011, a Staff Paper was issued outlining a possible endorsement approach for incorporation of IFRS into the U.S. financial reporting system, as opposed to a single-date approach, if the SEC were to decide that incorporation of IFRS is in the best interest of U.S. investors. Under this possible framework, IFRS would be incorporated into GAAP during a transition period (e.g., five to seven years) and the FASB would be retained as the United States standard setter. The SEC staff issued its third report on IFRS in November 2011, detailing an analysis of IFRS in practice.

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

Bargaining Unit Contract

As of December 31, 2011 NiSource had 7,957 employees of whom 3,295 were subject to collective bargaining agreements. Agreements were reached with the respective unions whose collective bargaining agreements were set to expire during 2011. Ten additional collective bargaining contracts, covering approximately 513 employees, are set to expire during 2012. To date, an agreement has been reached and ratified with respect to one of those contracts. The remaining nine agreements, covering approximately 437 employees, expire between March 1, 2012 and June 18, 2012.

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

Dodd-Frank Financial Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter derivative market, requiring certain OTC transactions to be cleared through a clearing house and requiring cash margins to be posted for those transactions. Some regulations have been finalized and more will be issued to implement the Act over the next six months. NiSource is monitoring the rulemaking process under the Act. Although the Act and the new regulations are expected to have some impact on capital markets and derivatives markets generally, NiSource does not expect the Act to have any material effect on its operations.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Distribution Operations

Year Ended December 31, (in millions)	2011		2010		2009

Net Revenues
Sales Revenues	$3,498.7		$3,668.1		$3,902.4
Less: Cost of gas sold (excluding depreciation and amortization)	1,917.5		2,065.6		2,293.0

Net Revenues	1,581.2		1,602.5		1,609.4

Operating Expenses
Operation and maintenance	845.4		871.2		871.6
Depreciation and amortization	174.0		239.3		248.1
Impairment and (gain)/loss on sale of assets, net	1.0		-		(1.5)
Other taxes	168.0		159.7		164.0

Total Operating Expenses	1,188.4		1,270.2		1,282.2

Operating Income	$392.8		$332.3		$327.2

Revenues ($ in Millions)
Residential	$2,220.9		$2,134.8		$2,508.2
Commercial	724.8		707.7		864.6
Industrial	218.0		215.4		239.7
Off-System Sales	267.2		295.4		253.5
Other	67.8		314.8		36.4

Total	$3,498.7		$3,668.1		$3,902.4

Sales and Transportation (MMDth)
Residential sales	254.5		258.0		265.2
Commercial sales	168.6		166.8		169.4
Industrial sales	431.8		385.9		335.9
Off-System Sales	62.4		71.9		59.7
Other	0.6		1.0		0.8

Total	917.9		883.6		831.0

Heating Degree Days	5,434		5,547		5,624
Normal Heating Degree Days	5,633		5,633		5,633
% Colder (Warmer) than Normal	(4%	)	(2%	)	0%

Customers
Residential	3,039,579		3,039,874		3,032,597
Commercial	280,521		281,473		279,144
Industrial	7,861		7,668		7,895
Other	19		65		79

Total	3,327,980		3,329,080		3,319,715

Competition

Gas Distribution Operations competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent, with other regulated natural gas utilities and propane and fuel oil suppliers. Gas Distribution Operations continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas. Competition with providers of electricity is generally strongest in the residential and commercial markets of Kentucky, southern Ohio, central Pennsylvania and western Virginia where electric rates are primarily driven by low-cost, coal-fired generation. In Ohio and Pennsylvania, similar gas provider competition is also common. Gas competes with fuel oil and propane in the Massachusetts market mainly due to the installed base of fuel oil and propane-based heating which, over time, has comprised a declining percentage of the overall market.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Distribution Operations (continued)

Market Conditions

During 2011, Gas Distribution Operations gross revenues decreased due to lower natural gas commodity prices experienced throughout the year. Spot prices at the Henry Hub for the winter of 2011-2012 have primarily been in the $2.80 - $3.70/Dth range compared to prices in the $3.20 - $4.70/Dth range experienced during the winter of 2010-2011. Year over year demand reflected moderate recovery from the 2009-2010 lows, but the combination of strong supplies, unseasonably warm early winter temperatures and storage levels remaining at high levels kept gas prices in a narrow range.

Entering the 2011-2012 winter season, national storage levels were 6 Bcf below the prior year but 215 Bcf ahead of the 5 year average inventory levels (based on 11/10/2011 Energy Information Administration storage report as published in the 11/11/2011 Gas Daily). During the summer of 2011, prices ranged between $3.40 and $4.92/Dth which were consistent with those prices experienced in the summer of 2010.

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

Capital Expenditures and Other Investing Activities

The table below reflects actual capital expenditures and other investing activities by category for 2009, 2010 and 2011 and estimates for 2012.

(in millions)		2012E		2011		2010		2009
System Growth	$	82.5	$	81.5	$	94.1	$	86.1
Maintenance and Other		450.5		457.9		315.6		257.1
Total	$	533.0	$	539.4	$	409.7	$	343.2

The Gas Distribution Operations segment’s capital expenditures and other investing activities were $539.4 million in 2011 and are projected to be $533.0 million in 2012. Capital expenditures for 2011 were higher than 2010 by approximately $129.7 million primarily due to increased spending on infrastructure replacement projects. The estimated 2012 capital expenditures are comparable to 2011 and continue to reflect spending on infrastructure replacement programs in Ohio, Kentucky, Pennsylvania, Virginia and Massachusetts.

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

Customer Usage. The NiSource distribution companies had experienced declining usage by customers, due in large part to the sensitivity of sales to volatility in commodity prices. A significant portion of the LDCs’ operating costs are fixed in nature. Historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge. In addition, increased efficiency of natural gas appliances has caused a decline in average use per customer. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. In regulatory proceedings in 2009, Columbia of Massachusetts and Columbia of Virginia received approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. In its 2011 rate case, Columbia of Pennsylvania implemented a higher fixed residential customer charge. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing such charges. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs; Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light.

Environmental Matters

Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2011, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.

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

Weather in the Gas Distribution Operations service territories for 2011 was about 4% warmer than normal and was about 2% warmer than 2010, decreasing net revenues by approximately $6 million for the year ended December 31, 2011 compared to 2010.

Weather in the Gas Distribution Operations service territories for 2010 was about 2% warmer than normal and was about 1% warmer than 2009, decreasing net revenues by approximately $3 million for the year ended December 31, 2010 compared to 2009.

Throughput

Total volumes sold and transported for the year ended December 31, 2011 were 917.9 MMDth, compared to 883.6 MMDth for 2010. This increase reflected higher throughput to industrial customers attributable mainly to the improved economy. NiSource throughput reported does not directly correlate to the results of Gas Distribution Operations.

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

Net Revenues

Net revenues for 2011 were $1,581.2 million, a decrease of $21.3 million from the same period in 2010, due primarily to a decrease in net regulatory and tax trackers of $51.8 million, which are offset in expense, lower off-system sales of $18.8 million primarily as a result of the standard service offer auction at Columbia of Ohio in the second quarter of 2010, and a decrease in industrial margins of $7.6 million. The decreases in net revenues were partially offset by an increase of $30.3 million for other regulatory and service programs, including impacts from the implementation of new rates under Columbia of Ohio’s approved infrastructure replacement program and rate cases at various NiSource LDCs. Additionally, there was an increase of $14.1 million in residential and commercial margins. Net revenues also increased $5.7 million as the result of a contract accrual that was established in 2010, $2.8 million from Bear Garden Station which was placed into service in July of 2010, and $2.5 million related to a reserve for unaccounted for gas recorded in 2010.

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

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to Other gross revenues for the twelve months ended December 31, 2011 and 2010 were a revenue decrease of $180.3 million and a revenue increase of $270.6 million, respectively.

Operating Income

For 2011, Gas Distribution Operations reported operating income of $392.8 million, an increase of $60.5 million from the comparable 2010 period. The increase in operating income was primarily attributable to lower operating expenses partially offset by lower net revenues described above. Operating expenses decreased $81.8 million as a result of a decrease of $65.3 million in depreciation costs primarily due to new approved depreciation rates at Northern Indiana and $55.0 million as a result of lower regulatory trackers, which are offset in net revenue. These decreases were partially offset by an increase in environmental costs of $25.8 million as a result of the increase in estimated MGP remediation costs and higher employee and administrative costs of $13.3 million.

For 2010, operating income for the Gas Distribution Operations segment was $332.3 million, an increase of $5.1 million compared to the same period in 2009 primarily attributable to lower operating expenses of $12.0 million, partially offset by decreased net revenues described above. Operating expenses decreased due to lower net regulatory and tax trackers, offset in revenue, of $20.4 million, decreased uncollectible expenses of $10.1 million and lower depreciation costs of $8.8 million primarily due to new approved depreciation rates. These decreases in operating expenses were partially offset by increased payroll and benefits expense of $20.1 million and environmental costs of $3.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations

Year Ended December 31, (in millions)		2011		2010		2009
Operating Revenues
Transportation revenues	$	775.4	$	728.4	$	724.6
Storage revenues		196.1		198.7		190.8
Other revenues		34.1		22.1		15.3
Operating Revenues		1,005.6		949.2		930.7
Operating Expenses
Operation and maintenance		473.5		399.6		382.8
Depreciation and amortization		130.0		130.7		121.5
Impairment and loss/(gain) on sale of assets, net		0.1		(0.1)		(1.4)
Other taxes		56.6		57.4		55.9
Total Operating Expenses		660.2		587.6		558.8
Equity Earnings in Unconsolidated Affiliates		14.6		15.0		16.0
Operating Income	$	360.0	$	376.6	$	387.9

Throughput (MMDth)
Columbia Transmission		1,117.5		1,092.4		1,029.8
Columbia Gulf		1,048.0		848.4		894.1
Crossroads Gas Pipeline		18.7		25.4		33.9
Intrasegment eliminations		(548.5)		(568.7)		(566.4)
Total		1,635.7		1,397.5		1,391.4

Growth Projects Placed into Service

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

In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plant to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This project was placed into service in April 2011.

Clendenin Project. Construction began on this approximately $18 million capital project in 2010 to modify existing facilities in the Clendenin, West Virginia area to move Marcellus production to liquid market centers. The Clendenin project provides the Gas Transmission and Storage Operations segment the ability to meet incremental transportation demand of up to 150,000 Dth per day. Long-term firm transportation contracts for 133,100 Dth have been executed, some of which began in the third quarter 2010 and others that began in June 2011.

Cobb Compressor Station Project. This project continued the Gas Transmission and Storage Operations segment strategy to meet producers’ near-term, incremental transportation demand in the Appalachian Basin. Shippers executed precedent agreements for a total of approximately 25,500 Dth per day of long-term firm transportation service associated with a facility expansion at Cobb Compressor Station in Kanawha County, West Virginia. The Cobb Expansion totaled approximately $15 million in construction costs and was placed into service in May 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations (continued)

East Lateral Project. In 2010, the Gas Transmission and Storage Operations segment initiated a $5 million project to modify existing facilities on the Columbia Gulf East Lateral to provide firm transportation service for up to 300,000 Dth per day. Firm transportation contracts for 250,000 Dth per day were executed for five-year terms. This FERC-approved project was completed and put into service in May 2011.

Southern Appalachian Project. The Gas Transmission and Storage Operations segment invested nearly $4 million to expand Line SM-116 to transport approximately 38,500 Dth per day on a firm basis as a continuation of its strategy to provide transportation services to producers of Marcellus and Appalachian gas. This additional capacity is supported by executed, binding precedent agreements. These additional facilities were placed in service in April 2011.

Growth Projects in Progress

Power Plant Generation Project. The Gas Transmission and Storage Operations segment is planning to spend nearly $35 million on an expansion project, which includes new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric Power Company. This project will expand the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.

Line WB Expansion Project. The Gas Transmission and Storage Operations segment expanded its WB system through investment in additional facilities, which provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion totaled approximately $14 million, allowing producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity were executed, some which began in January 2011. Final construction on all facilities will be completed and placed into service in the first quarter of 2012.

Smithfield Project. The Gas Transmission and Storage Operations segment made approximately $14 million of capital investments for modifications to existing pipeline and compressor facilities to accommodate receipt of up to 150,000 Dth per day of additional Marcellus gas from connections near Smithfield, West Virginia and Waynesburg, Pennsylvania. Three anchor shippers agreed to long-term, firm transportation contracts, one contract that began in April 2011 and others that began in August 2011. The project is expected to be fully in service in the first quarter 2012.

Rimersburg Expansion Project. The Gas Transmission and Storage Operations segment has approved an investment of approximately $6 million for this project that will add capacity to north central Pennsylvania to meet the growing demands of producers in the area. The project will consist of the expansion of Line 134 from the Brinker compressor station to the Iowa regulator, adding approximately 19,000 Dth per day of additional capacity, all of which has been sold through precedent agreements. The project is expected to go into service in the first quarter of 2012.

Pennsylvania Marcellus Pipeline Project. The Gas Transmission and Storage Operations segment has approved an investment of approximately $150 million, which will include right-of-way acquisitions and constructing new pipeline with an initial combined capacity of 300,000 Dth per day. Natural gas will initially be sourced from a new third-party processing plant and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project is expected to be placed in service in late 2012.

Regulatory Matters

Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on regulatory matters for the Gas Transmission and Storage Operations segment.

Capital Expenditures and Other Investing Activities

The table below reflects actual capital expenditures and other investing activities by category for 2009, 2010 and 2011 and estimates for 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations (continued)

(in millions)		2012E		2011		2010		2009
System Growth	$	221.0	$	81.5	$	152.4	$	171.2
Maintenance and Other		210.6		220.0		149.6		116.2
Total	$	431.6	$	301.5	$	302.0	$	287.4

Capital expenditures in the Gas Transmission and Storage Operations segment in 2011 decreased by $0.5 million relative to 2010. The capital expenditure program and other investing activities in 2012 are projected to be approximately $431.6 million, which is an increase of $130.1 million over 2011. The increase from 2011 to 2012 is attributable to system growth primarily in the Marcellus Shale area.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For 2011, approximately 91.7% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.1% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.2% and 5.6% respectively, for 2010.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short-term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For 2011 and 2010, approximately 2.2% and 3.2%, respectively, of the transportation revenues were derived from interruptible contracts.

Hartsville Compressor Station

In 2008, tornados damaged Columbia Gulf’s Hartsville Compressor Station in Tennessee and immediately thereafter, construction began on both temporary and permanent facilities while installation of temporary horsepower was completed and capacity restored. Damage claims were settled with insurance companies in 2008. Late in 2009, construction of a permanent compression solution was completed. In early 2010, testing was completed and permanent, environmentally advantageous horsepower that is more efficient, cleaner-burning and quieter was placed into service. Replacement of the remaining temporary facilities that were constructed to restore system capabilities with a permanent solution was completed in 2010. Columbia Gulf incurred $0.4 million, $6.2 million and $12.2 million in reconstruction costs in 2011, 2010, and 2009, respectively.

Insurance proceeds attributable to capital replacement related to the aforementioned incident totaled $45.3 million in 2009. No proceeds were received in 2011 or 2010. At December 31, 2011, 2010 and 2009, there were no claims outstanding for tornado damages.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations (continued)

Environmental Matters

Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2011, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.

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

Throughput for the Gas Transmission and Storage Operations segment totaled 1,635.7 MMDth for 2011, compared to 1,397.5 MMDth for the same period in 2010. The increase of 238.2 MMDth was primarily due to increased transportation from the Marcellus, Haynesville and Barnett shale areas and increased deliveries to the power generation plants of the LDC’s due to the more advantageous pricing of gas compared to coal. Additionally, there were increased deliveries to local utilities to satisfy heating demand during a colder than normal winter early in 2011.

Throughput for the Gas Transmission and Storage Operations segment totaled 1,397.5 MMDth for 2010, compared to 1,391.4 MMDth in 2009. The increase of 6.1 MMDth is due to increased production from the Marcellus Shale area being offset by reduced receipts elsewhere on the system. A warmer than normal summer and colder winter helped keep overall system volumes comparable with 2009. On the Columbia Gulf system, increased throughput out of the Haynesville, Fayetteville and Barnett shales have offset declining volumes from Gulf of Mexico area receipts. At the same time, the weather mentioned above helped keep demand for gas from Columbia Gulf to Columbia Transmission comparable with 2009.

Operating Revenues

Operating revenues were $1,005.6 million for 2011, an increase of $56.4 million from the same period in 2010, primarily due to higher demand margin revenue of $32.3 million as a result of new growth projects. Additionally, there was an increase of $14.8 million due to the net impact of the rate case filing at Columbia Gulf. Net revenues also increased due to increased midstream revenue of $10.6 million, higher mineral rights royalty revenues of $8.4 million, increased regulatory trackers of $5.9 million, which are offset in expense, and a one-time settlement of $2.8 million. These increases in net revenues were partially offset by the impact of $8.3 million related to the recognition in 2010 of revenue for a previously deferred gain for native gas contributed to Hardy Storage Company from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, revenues decreased due to lower shorter term transportation and storage services of $6.7 million and the impact of $5.4 million of fees received from a contract buy-out during the second quarter of 2010.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations (continued)

Operating Income

Operating income was $360.0 million for 2011, a decrease of $16.6 million from the comparable period in 2010. Operating income decreased as a result of higher operating expenses and lower equity earnings partially offset by higher operating revenues, as described above. Operating expenses increased $72.6 million primarily due to an increase in employee and administrative costs of $50.8 million, driven largely by pension contributions, higher environmental costs of $12.4 million, and higher regulatory trackers of $5.9 million, which are offset in net revenues. Additionally, there was an increase of $4.9 million in software costs and $4.1 million in separation costs. These increases were partially offset by a decrease of $8.0 million in outside service costs. Equity earnings decreased $0.4 million compared to 2010 as a result of lower earnings at Millennium.

Operating income of $376.6 million in 2010 decreased $11.3 million from 2009, primarily due to increased operating expenses of $28.8 million and lower equity earnings of $1.0 million, partly offset by higher net operating revenues described above. Operating expenses increased as a result of higher maintenance and outside service costs of $22.0 million, including pipeline integrity management costs. Additionally, employee and administration expenses increased $18.5 million, primarily due to increased pension contributions, depreciation increased $9.2 million as a result of increased capital expenditures, regulatory trackers, which are offset in revenue, increased $5.6 million, and materials and supplies cost increased $3.2 million. These increases were partially offset by a decrease of $19.9 million in restructuring charges recorded in 2009 and lower environmental costs of $2.9 million. Equity earnings decreased $1.0 million primarily resulting from lower earnings from Columbia Transmission’s investment in Millennium, driven by higher interest costs and hedge loss amortization related to Millennium’s August 2010 debt refinancing.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Electric Operations

Year Ended December 31, (in millions)	2011		2010		2009
Net Revenues
Sales revenues	$	1,435.4	$	1,387.3	$	1,222.4
Less: Cost of sales (excluding depreciation and amortization)		548.8		508.3		456.5
Net Revenues		886.6		879.0		765.9
Operating Expenses
Operation and maintenance		405.5		387.8		391.7
Depreciation and amortization		214.7		211.8		206.2
Impairment and (gain)/loss on sale of assets, net		0.4		-		0.3
Other taxes		56.5		58.6		50.8
Total Operating Expenses		677.1		658.2		649.0
Operating Income	$	209.5	$	220.8	$	116.9

Revenues ($ in millions)
Residential	$	393.9	$	393.2	$	360.2
Commercial		382.1		372.7		369.3
Industrial		582.1		508.9		452.8
Wholesale		27.6		30.4		19.3
Other		49.7		82.1		20.8
Total	$	1,435.4	$	1,387.3	$	1,222.4

Sales (Gigawatt Hours)
Residential		3,526.5		3,625.6		3,241.4
Commercial		3,886.5		3,919.9		3,833.9
Industrial		9,257.6		8,459.0		7,690.9
Wholesale		651.6		817.1		600.6
Other		165.5		186.4		158.9
Total		17,487.7		17,008.0		15,525.7

Cooling Degree Days		907		977		515
Normal Cooling Degree Days		808		808		808
% Warmer (Colder) than Normal		12%		21%		(36%	)

Electric Customers
Residential		400,567		400,522		400,016
Commercial		54,029		53,877		53,617
Industrial		2,405		2,432		2,441
Wholesale		17		15		15
Other		737		740		746
Total		457,755		457,586		456,835

Electric Supply

On October 28, 2011, Northern Indiana filed its 2011 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost-effectively meet Northern Indiana customers’ future energy requirements over the next twenty years. Existing resources are expected to be sufficient, assuming favorable outcomes for environmental upgrades, to meet customers’ needs for the next decade. Northern Indiana continues to monitor and assess economic, regulatory and legislative activity, and will update its resource plan as appropriate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Electric Operations (continued)

Market Conditions

Northern Indiana’s mwh sales to steel-related industries accounted for approximately 64.0% and 63.6% of the total industrial mwh sales for the twelve months ended December 31, 2011 and 2010, respectively. Northern Indiana’s industrial sales volumes and revenues improved in 2011 as compared to 2010 due to the economic recovery of the steel industry from its 2008-2009 recession lows. The U.S. steel industry continues to adjust to changing market conditions. Predominant factors are global and domestic manufacturing demand and industry consolidation. Steel-related mwh volumes and demands have stabilized considerably since the volatility of the 2008 -2009 period and the steel producers in Northern Indiana’s service territory continue to see modest increases in production.

Capital Expenditures and Other Investing Activities

The table below reflects actual capital expenditures and other investing activities by category for 2009, 2010 and 2011 and estimates for 2012.

(in millions)		2012E		2011		2010		2009
System Growth	$	25.3	$	28.0	$	25.8	$	32.7
Maintenance and Other		388.3		239.7		164.5		129.9
Total	$	413.6	$	267.7	$	190.3	$	162.6

The Electric Operations’ capital expenditure program and other investing activities in 2011 were higher by $77.4 million versus 2010. The increase in capital was primarily attributable to increased environmental tracker capital for FGD projects in the generation fleet. Capital expenditures in the segment are projected to be approximately $413.6 million in 2012, which is an increase of $145.9 million. This increase is mainly due to environmental tracker capital for FGD projects in the generation fleet.

The Electric Operations’ capital expenditure program and other investing activities in 2010 increased by $27.7 million compared to 2009. The increase in capital expenditures was primarily attributable to increased maintenance projects in the generation fleet.

Regulatory Matters

Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments, MISO, and cost recovery and trackers for the Electric Operations segment.

Environmental Matters

Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2011, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.

Restructuring

Refer to Note 3, “Impairments, Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements for information regarding restructuring initiatives.

Sales

Electric Operations sales were 17,487.7 gwh for the year 2011, an increase of 479.7 gwh compared to 2010. The increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions.

Electric Operations sales were 17,008.0 gwh for the year 2010, an increase of 1,482.3 gwh compared to 2009. The increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions. Additionally, warmer weather in 2010 resulted in an increase in sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Electric Operations (continued)

Net Revenues

Net revenues were $886.6 million for 2011, an increase of $7.6 million from the same period in 2010, primarily due to increased industrial usage and margins of $18.7 million resulting from improved economic conditions, $9.5 million in lower revenue credits compared to the prior year, and higher environmental trackers of $5.5 million, which are offset in expense. These increases were partially offset by a decrease in residential and commercial margins of $12.2 million, and lower environmental cost recovery of $12.0 million due to a decrease in net plant eligible for a return and a decrease in the allowed rate of return.

Net revenues were $879.0 million for 2010, an increase of $113.1 million from 2009. This increase was primarily the result of higher industrial usage and margins of $45.1 million due to improved economic conditions, warmer weather of approximately $35 million, and a $17.1 million increase in environmental trackers, which are partially offset in operating expenses. Additionally, there was an increase of $14.6 million in off-system sales, including a reduction of $8.2 million in off-system sales in 2009 resulting from a FAC settlement.

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the twelve months ended December 31, 2011 and 2010 was a revenue decrease of $20.6 million and a revenue increase of $46.5 million, respectively.

Operating Income

Operating income for 2011 was $209.5 million, a decrease of $11.3 million from the same period in 2010 due to higher operating expenses partially offset by higher net revenues described above. Operating expenses increased $18.9 million due primarily to increased employee and administrative costs of $14.8 million and higher outside service costs of $8.4 million. These increases were partially offset by a $4.9 million one-time inventory adjustment recorded in the prior period.

Operating income for 2010 was $220.8 million, an increase of $103.9 million from 2009. The increase in operating income was due to increased net revenues described above partially offset by an increase in operating expenses of $9.2 million. The increase in operating expenses was the result of an increase of $7.8 million in other taxes, primarily property, a charge of $5.9 million for inventory disposal and other costs associated with the rate case, higher electric generation costs of $5.5 million, and an increase of $5.6 million in depreciation costs. These were partially offset by $10.0 million for a legal reserve which was recorded in 2009, $3.6 million for lower restructuring costs, and $3.2 million in lower uncollectible costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NISOURCE INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

DEFINED TERMS

The following is a list of abbreviations or acronyms that are used in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
NiSource Midstream	NiSource Midstream Services, L.L.C.
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America, Inc.
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

DEFINED TERMS

CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CARE	Conservation and Ratemaking Efficiency
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Chesapeake	Chesapeake Appalachia, L.L.C.
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
Day 2

Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IBM Agreement	The Agreement for Business Process & Support Services
IDEM	Indiana Department of Environmental Management
IFA	Indiana Finance Authority
IFRS	International Financial Reporting Standards
IIG	Indiana Industrial Group
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MACT	Maximum Achievable Control Technology
Mcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

DEFINED TERMS

mwh	Megawatts hours
NAAQS	National Ambient Air Quality Standards
NLMK	Novolipetsk Steel
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PJM	PJM Interconnection is a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.
PM	particulate matter
PPS	Price Protection Service
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sugar Creek	Sugar Creek electric generating plant
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:

We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, of common stockholders’ equity and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio

February 24, 2012

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:

We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011, of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Columbus, Ohio

February 24, 2012

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2011	2010	2009

Net Revenues
Gas Distribution	$2,917.9	$3,094.0	$3,296.2
Gas Transportation and Storage	1,354.6	1,261.4	1,239.5
Electric	1,427.7	1,379.3	1,214.2
Other	318.9	679.9	901.7
Gross Revenues	6,019.1	6,414.6	6,651.6
Cost of Sales (excluding depreciation and amortization)	2,556.4	2,974.1	3,318.0
Total Net Revenues	3,462.7	3,440.5	3,333.6
Operating Expenses
Operation and maintenance	1,722.5	1,663.3	1,656.1
Depreciation and amortization	538.2	597.1	589.9
Impairment and (gain)/loss on sale of assets, net	16.8	2.0	19.7
Other taxes	294.7	287.4	283.9
Total Operating Expenses	2,572.2	2,549.8	2,549.6
Equity Earnings in Unconsolidated Affiliates	14.6	15.0	16.0
Operating Income	905.1	905.7	800.0
Other Income (Deductions)
Interest expense, net	(376.8)	(392.3)	(399.3)
Other, net	(7.3)	3.8	(1.4)
Loss on early extinguishment of long-term debt	(53.9)	(96.7)	(4.5)
Total Other Deductions	(438.0)	(485.2)	(405.2)
Income from Continuing Operations before Income Taxes	467.1	420.5	394.8
Income Taxes	163.3	135.3	165.0
Income from Continuing Operations	303.8	285.2	229.8
Loss from Discontinued Operations - net of taxes	(4.7)	(2.7)	(10.3)
Gain (Loss) on Disposition of Discontinued Operations - net of taxes	-	0.1	(2.5)
Net Income	$299.1	$282.6	$217.0

Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.08	$1.03	$0.84
Discontinued operations	(0.02)	(0.01)	(0.05)
Basic Earnings Per Share	$1.06	$1.02	$0.79

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.05	$1.02	$0.83
Discontinued operations	(0.02)	(0.01)	(0.05)
Diluted Earnings Per Share	$1.03	$1.01	$0.78
Dividends Declared Per Common Share	$0.92	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	280.4	277.8	275.1
Diluted Average Common Shares (millions)	288.5	280.1	275.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2011	December 31, 2010

ASSETS
Property, Plant and Equipment
Utility Plant	$20,337.8	$19,494.9
Accumulated depreciation and amortization	(8,670.2)	(8,492.6)
Net utility plant	11,667.6	11,002.3
Other property, at cost, less accumulated depreciation	132.5	94.7
Net Property, Plant and Equipment	11,800.1	11,097.0

Investments and Other Assets
Assets of discontinued operations and assets held for sale	0.2	7.9
Unconsolidated affiliates	204.7	200.9
Other investments	150.9	139.7
Total Investments and Other Assets	355.8	348.5

Current Assets
Cash and cash equivalents	11.5	9.2
Restricted cash	160.6	202.9
Accounts receivable (less reserve of $30.5 and $37.4, respectively)	854.8	1,079.3
Income tax receivable	0.9	99.0
Gas inventory	427.6	298.2
Underrecovered gas and fuel costs	20.7	120.7
Materials and supplies, at average cost	87.6	83.8
Electric production fuel, at average cost	50.9	46.0
Price risk management assets	137.2	159.5
Exchange gas receivable	64.9	62.7
Regulatory assets	169.7	143.8
Prepayments and other	261.8	120.8
Total Current Assets	2,248.2	2,425.9

Other Assets
Price risk management assets	188.7	240.3
Regulatory assets	1,978.2	1,648.0
Goodwill	3,677.3	3,677.3
Intangible assets	297.6	308.6
Postretirement and postemployment benefits assets	31.5	35.1
Deferred charges and other	130.9	132.7
Total Other Assets	6,304.2	6,042.0
Total Assets	$20,708.3	$19,913.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

CONSOLIDATED BALANCE SHEETS (continued)

(in millions, except share amounts)	December 31, 2011	December 31, 2010

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 281,853,571 and 278,855,291 shares issued and outstanding, respectively	$2.8	$2.8
Additional paid-in capital	4,167.7	4,103.9
Retained earnings	917.0	876.1
Accumulated other comprehensive loss	(59.7)	(57.9)
Treasury stock	(30.5)	(27.4)
Total Common Stockholders’ Equity	4,997.3	4,897.5
Long-term debt, excluding amounts due within one year	6,267.1	5,936.1
Total Capitalization	11,264.4	10,833.6

Current Liabilities
Current portion of long-term debt	327.3	34.2
Short-term borrowings	1,359.4	1,382.5
Accounts payable	434.8	581.8
Dividends payable	-	0.1
Customer deposits and credits	313.6	318.1
Taxes accrued	220.9	221.1
Interest accrued	111.9	114.4
Overrecovered gas and fuel costs	48.9	21.4
Price risk management liabilities	167.8	173.9
Exchange gas payable	168.2	266.1
Deferred revenue	10.1	6.8
Regulatory liabilities	112.0	92.9
Accrued liability for postretirement and postemployment benefits	26.6	23.3
Legal and environmental reserves	43.9	86.0
Other accruals	301.0	343.7
Total Current Liabilities	3,646.4	3,666.3

Other Liabilities and Deferred Credits
Price risk management liabilities	138.9	181.6
Deferred income taxes	2,541.9	2,193.1
Deferred investment tax credits	29.0	33.7
Deferred credits	78.9	68.6
Deferred revenue	-	0.3
Accrued liability for postretirement and postemployment benefits	953.8	1,039.6
Regulatory liabilities and other removal costs	1,663.9	1,595.8
Asset retirement obligations	146.4	138.8
Other noncurrent liabilities	244.7	162.0
Total Other Liabilities and Deferred Credits	5,797.5	5,413.5
Commitments and Contingencies (Refer to Note 20)	-	-
Total Capitalization and Liabilities	$20,708.3	$19,913.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2011	2010	2009
Operating Activities
Net Income	$299.1	$282.6	$217.0
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	53.9	96.7	4.5
Depreciation and amortization	538.2	597.1	589.9
Net changes in price risk management assets and liabilities	38.1	(5.5)	(9.1)
Deferred income taxes and investment tax credits	178.4	193.9	377.8
Deferred revenue	2.5	(20.4)	4.3
Stock compensation expense and 401(k) profit sharing contribution	39.2	30.9	9.6
Loss (Gain) on sale of assets	0.1	(0.1)	(3.6)
Loss on impairment of assets	16.7	2.1	23.3
Income from unconsolidated affiliates	(13.7)	(14.8)	(15.1)
(Gain) Loss on disposition of discontinued operations - net of taxes	-	(0.1)	2.5
Loss from discontinued operations - net of taxes	4.7	2.7	10.3
Amortization of discount/premium on debt	8.9	10.3	13.0
AFUDC equity	(2.4)	(6.1)	(5.4)
Distribution Received from Equity Earnings	18.8	12.9	-
Changes in Assets and Liabilities:
Accounts receivable	219.6	(243.9)	258.9
Income tax receivable	98.1	51.5	(24.9)
Inventories	(141.8)	103.3	128.7
Accounts payable	(154.8)	37.7	(191.4)
Customer deposits and credits	(4.5)	(25.0)	25.3
Taxes accrued	2.3	(117.0)	116.2
Interest accrued	(2.5)	(10.7)	5.3
Over (Under) recovered gas and fuel costs	127.5	(243.0)	323.4
Exchange gas receivable/payable	(100.1)	(14.2)	(10.0)
Other accruals	33.2	63.4	(6.8)
Prepayments and other current assets	(10.2)	(11.5)	23.9
Regulatory assets/liabilities	(322.9)	164.3	105.8
Postretirement and postemployment benefits	(92.7)	(146.6)	(49.1)
Deferred credits	(2.3)	(2.6)	6.2
Deferred charges and other noncurrent assets	6.9	7.9	(21.9)
Other noncurrent liabilities	82.0	(13.2)	12.1
Net Operating Activities from Continuing Operations	920.3	782.6	1,920.7
Net Operating Activities used for Discontinued Operations	(50.1)	(57.2)	(254.5)
Net Cash Flows from Operating Activities	870.2	725.4	1,666.2

Investing Activities
Capital expenditures	(1,125.2)	(803.8)	(777.2)
Insurance recoveries	-	5.0	62.7
Proceeds from disposition of assets	9.4	0.5	5.7
Restricted cash deposits (withdrawals)	42.3	(28.2)	111.9
Contributions to equity investees	(6.4)	(87.9)	(26.4)
Distributions from equity investees	-	23.8	2.9
Other investing activities	(69.4)	(53.1)	(42.0)
Net Investing Activities used for Continuing Operations	(1,149.3)	(943.7)	(662.4)
Net Investing Activities from Discontinued Operations	-	0.4	7.6
Net Cash Flows used for Investing Activities	(1,149.3)	(943.3)	(654.8)

Financing Activities
Issuance of long-term debt	890.0	244.6	1,460.0
Retirement of long-term debt	(286.9)	(977.7)	(1,169.8)
Premium and other costs to retire debt	(62.1)	(93.0)	-
Change in short-term debt, net	(23.1)	1,279.5	(1,060.5)
Issuance of common stock	24.4	14.4	10.6
Acquisition of treasury stock	(3.1)	(1.5)	(2.6)
Dividends paid - common stock	(257.8)	(255.6)	(253.3)
Net Cash Flows from (used for) Financing Activities	281.4	210.7	(1,015.6)

Change in cash and cash equivalents from continuing operations	52.4	49.6	242.7
Cash contributions to discontinued operations	(50.1)	(56.8)	(246.9)
Cash and cash equivalents at beginning of period	9.2	16.4	20.6
Cash and Cash Equivalents at End of Period	$11.5	$9.2	$16.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2011	2010
Columbia of Massachusetts:
Medium-Term Notes -
Interest rates between 6.26% and 6.43% with a weighted average interest rate of 6.30% and maturities between December 15, 2025 and February 15, 2028	$40.0	$40.0
Total long-term debt of Columbia of Massachusetts	40.0	40.0
Columbia Energy Group:
Subsidiary debt - Capital lease obligations	2.2	0.5
Total long-term debt of Columbia Energy Group	2.2	0.5
NiSource Capital Markets, Inc.:
Senior Notes - 6.78%, due December 1, 2027	3.0	3.0
Medium-term notes -
Issued at interest rates between 7.82% and 7.99%, with a weighted average interest rate of 7.92% and various maturities between March 27, 2017 and May 5, 2027 (a)	106.0	106.0
Total long-term debt of NiSource Capital Markets, Inc.	109.0	109.0
NiSource Corporate Services, Inc.:
Capital lease obligations -
Interest rate of 3.290% due between June 30, 2015 and September 30, 2015	6.1	-
Interest rate of 3.264% due September 30, 2015	0.6	2.3
Interest rate of 6.709% due between December 31, 2014 and January 31, 2018	27.4	30.1
Interest rate of 9.840% due June 30, 2015	0.6	0.8
Interest rate of 5.586% due between December 31, 2013 and September 30, 2015	2.7	0.8
Total long-term debt of NiSource Corporate Services, Inc.	37.4	34.0
NiSource Development Company, Inc.:
NDC Douglas Properties, Inc. - Notes Payable--
Interest rates between 4.000% and 8.385% with a weighted average interest rate of 6.22% and various maturities between May 1, 2013 and April 1, 2046 (a)	11.2	10.7
Total long-term debt of NiSource Development Company, Inc.	11.2	10.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

STATEMENTS OF CONSOLIDATED LONG-TERM DEBT (continued)

As of December 31, (in millions)	2011	2010
NiSource Finance Corporation:
Long-Term Notes -
5.21% - due November 28, 2012	-	315.0
6.15% - due March 1, 2013	420.3	545.0
5.40% - due July 15, 2014	500.0	500.0
5.36% - due November 28, 2015	230.0	230.0
10.75% - due March 15, 2016	201.5	326.9
5.41% - due November 28, 2016	90.0	90.0
5.25% - due September 15, 2017	450.0	450.0
6.40% - due March 15, 2018	800.0	800.0
6.80% - due January 15, 2019	500.0	500.0
5.45% - due September 15, 2020	550.0	550.0
4.45% - due December 1, 2021	250.0	-
6.125% - due March 1, 2022	500.0	500.0
5.89% - due November 28, 2025	265.0	265.0
6.25% - due December 15, 2040	250.0	250.0
5.95% - due June 15, 2041	400.0	-
5.80% - due February 1, 2042	250.0	-
Fair value adjustment of notes for interest rate swap agreements	56.7	61.1
Unamortized premium and discount on long-term debt	(36.8)	(32.5)
Total long-term debt of NiSource Finance Corporation	5,676.7	5,350.5
Northern Indiana:
Pollution control bonds -
Reoffered interest rates between 5.20% and 5.85%, with a weighted average interest rate of 5.64% and various maturities between June 1, 2013 and April 1, 2019 (a)	244.0	244.0
Medium-term notes -
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.45% and various maturities between July 8, 2013 and August 4, 2027 (a)	145.5	145.5
Wind generation projects notes -
Variable rate of 3.25% at December 31, 2011 with amounts due at July 1, 2014 and October 28, 2014	1.7	2.6
Unamortized discount on long-term debt	(0.6)	(0.7)
Total long-term debt of Northern Indiana	390.6	391.4
Total long-term debt, excluding amount due within one year	$6,267.1	$5,936.1

(a) Interest rates and maturities shown are as of December 31, 2011. Refer to Note 16 “Long-Term Debt” for changes in debt outstanding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total	Comprehensive Income
Balance January 1, 2009	$2.7	$(23.3)	$4,020.3	$885.5	$(172.0)	$4,713.2
Comprehensive Income:
Net Income	-	-	-	217.0	-	217.0	$217.0
Other comprehensive income, net of tax:
Gain on available for sale securities Unrealized(a)	-	-	-	-	2.3	2.3	2.3
Net unrealized gains on derivatives qualifying as cash flow hedges(b)	-	-	-	-	118.8	118.8	118.8
Unrecognized Pension Benefit and Other Postretirement Benefit Costs(d)	-	-	-	-	5.0	5.0	5.0
Total comprehensive income							$343.1
Dividends:
Common stock	-	-	-	(253.3)	-	(253.3)
Treasury stock acquired	-	(2.6)	-	-	-	(2.6)
Issued:
Common stock issuance	0.1	-	-	-	-	0.1
Employee stock purchase plan	-	-	0.9	-	-	0.9
Long-term incentive plan	-	-	11.1	-	-	11.1
401(k) and profit sharing issuance	-	-	18.1	-	-	18.1
Dividend reinvestment plan	-	-	6.8	-	-	6.8
Amortization of unearned compensation	-	-	0.4	-	-	0.4
Balance December 31, 2009	$2.8	$(25.9)	$4,057.6	$849.2	$(45.9)	$4,837.8
Comprehensive Income (Loss):
Net Income	-	-	-	282.6	-	282.6	$282.6
Other comprehensive income (loss), net of tax:
Gain on available for sale securities Unrealized(a)	-	-	-	-	1.1	1.1	1.1
Net unrealized losses on derivatives qualifying as cash flow hedges(b)	-	-	-	-	(13.8)	(13.8)	(13.8)
Unrecognized Pension Benefit and Other Postretirement Benefit Costs(d)	-	-	-	-	0.7	0.7	0.7
Total comprehensive income							$270.6
Dividends:
Common stock	-	-	-	(255.7)	-	(255.7)
Treasury stock acquired	-	(1.5)	-	-	-	(1.5)
Issued:
Employee stock purchase plan	-	-	1.1	-	-	1.1
Long-term incentive plan	-	-	12.1	-	-	12.1
401(k) and profit sharing issuance	-	-	24.2	-	-	24.2
Dividend reinvestment plan	-	-	8.9	-	-	8.9
Balance December 31, 2010	$2.8	$(27.4)	$4,103.9	$876.1	$(57.9)	$4,897.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (continued)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total	Comprehensive Income (Loss)
Balance December 31, 2010	$2.8	$(27.4)	$4,103.9	$876.1	$(57.9)	$4,897.5
Comprehensive Income (Loss):
Net Income	-	-	-	299.1	-	299.1	$299.1
Other comprehensive income (loss), net of tax:
Gain on available for sale securities:
Unrealized(a)	-	-	-	-	1.2	1.2	1.2
Net unrealized losses on derivatives qualifying as cash flow hedges(b), (c)	-	-	-	-	3.0	3.0	3.0
Unrecognized Pension Benefit and Other Postretirement Benefit Costs (d)	-	-	-	-	(6.0)	(6.0)	(6.0)
Total comprehensive income							$297.3
Dividends:
Common stock	-	-	-	(258.2)	-	(258.2)
Treasury stock acquired	-	(3.1)	-	-	-	(3.1)
Issued:
Employee stock purchase plan	-	-	1.3	-	-	1.3
Long-term incentive plan	-	-	21.4	-	-	21.4
401K and profit sharing issuance	-	-	32.0	-	-	32.0
Dividend reinvestment plan	-	-	8.9	-	-	8.9
Tax benefits of options	-	-	0.2	-	-	0.2
Balance December 31, 2011	$2.8	$(30.5)	$4,167.7	$917.0	$(59.7)	$4,997.3

(a) Net unrealized gain/loss on available for sale securities, net of $0.7 million, $0.8 million and $1.6 million tax expense in 2011, 2010 and 2009, respectively.

(b) Net unrealized gain/loss on derivatives qualifying as cash flow hedges, net of $1.1 million tax benefit and $7.6 million tax expense and $78.3 million tax benefit in 2011, 2010, and 2009 . During 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash hedges from accumulated other comprehensive loss to earnings due to the probability that certain forecasted transactions would not occur related to the unregulated gas marketing business that NiSource had planned to sell.

(c) Net unrealized losses on cash flow hedged includes a gain of $1.4 million related to the unrealized loss on interest rate swaps held by NiSource’s unconsolidated equity method investments for the twelve months ended December 31, 2011.

(d) Unrecognized Pension Benefit and Other Postretirement Benefit Costs recorded to accumulated other comprehensive income (loss), net of $3.7 million tax expense, $0.4 million tax expense and $3.2 million tax benefit in 2011, 2010 and 2009, respectively.

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance January 1, 2009	275,379	(1,117)	274,262
Treasury stock acquired		(192)	(192)
Issued:
Employee stock purchase plan	80	-	80
Long-term incentive plan	480	-	480
Dividend reinvestment	546	-	546
Retirement savings plan	1,462	-	1,462
Balance December 31, 2009	277,947	(1,309)	276,638
Treasury stock acquired		(97)	(97)
Issued:
Employee stock purchase plan	62	-	62
Long-term incentive plan	191	-	191
Dividend reinvestment	563	-	563
Retirement savings plan	1,498	-	1,498
Balance December 31, 2010	280,261	(1,406)	278,855
Treasury stock acquired		(165)	(165)
Issued:
Employee stock purchase plan	67	-	67
Long-term incentive plan	1,064	-	1,064
Dividend reinvestment	439	-	439
Retirement savings plan	1,594	-	1,594
Balance December 31, 2011	283,425	(1,571)	281,854

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Immaterial Restatement

As discussed further below, NiSource is making correcting adjustments to its historical financial statements for the quarters of 2011 and 2010 (see Note 26 for selected quarterly financial data) and for the years of 2010 and 2009. NiSource does not believe these corrections are material, individually or in the aggregate, to its financial statements for any reported period. Refer to the tables below for the effects of these corrections on prior periods.

Deferred revenue- In the fourth quarter of 2011, NiSource identified a deferred revenue regulatory asset of $25.2 million that was not recoverable. The impact of the correction in 2010 and 2009 resulted in a decrease in electric revenue of $7.4 million and an increase of $1.0 million, respectively, with an offset to deferred revenue regulatory assets. The remaining decrease in electric revenue of $18.2 million impacted periods prior to 2009 and, thus, reduced beginning retained earnings in 2009. The correction reduced electric revenue by a total of $0.6 million for previously reported interim periods in 2011. There was no impact to customers as a result of this correction.

Environmental asset recovery- NiSource recorded an out of period charge of $3.4 million in operation and maintenance expense and $4.6 million in depreciation and amortization expense in the first quarter of 2011 to impair a regulatory environmental asset that was not recoverable, which impairment charge should have been recorded in a prior year. The impact of the correction in 2010 and 2009 resulted in an increase to expense of $1.4 million and $1.0 million, respectively, with an offset to regulatory assets. The remaining increase to expense of $5.6 million impacted periods prior to 2009 and, thus, reduced beginning retained earnings in 2009.

OPEB over-reimbursement- In the fourth quarter of 2011, NiSource identified an over-reimbursement of $8.0 million received by NiSource from an insurer related to other post-employment benefits. The impact of the correction in 2010 and 2009 resulted in an increase in operation and maintenance expense of $1.0 million and $1.1 million, respectively, with an offset to other accruals. The remaining increase in expense of $5.4 million impacted periods prior to 2009 and, thus, reduced beginning retained earnings in 2009. The correction increased expense by a total of $0.5 million for previously reported interim periods in 2011.

Environmental accrual- In the third quarter of 2010, NiSource recorded an out of period reduction to expense of $6.0 million to reduce an environmental liability that was incorrectly recorded in a prior year. To reverse the liability in the proper periods, NiSource recorded an increase in operation and maintenance expense of $6.0 million in 2010 and a decrease of $0.2 million in 2009 with an offset to legal and environmental accruals. The remaining decrease to expense of $5.8 million impacted periods prior to 2009 and, thus, increased beginning retained earnings in 2009.

OPEB regulatory asset- NiSource recorded an out of period charge of $2.4 million in operation and maintenance expense in the second quarter of 2011 to impair a regulatory asset related to OPEB that was not probable of recovery, which impairment charge should have been recorded in a prior year. The impact of the correction in 2010 and 2009 resulted in a decrease to operation and maintenance expense of $0.2 million and an increase of $0.1 million, respectively, with an offset to regulatory assets. The remaining increase to expense of $2.3 million impacted periods prior to 2009 and, thus, reduced beginning retained earnings in 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

The following table sets forth the effects of the correcting adjustments to Net Income for 2010 and 2009:

Decrease in Net Income (in millions)	December 31, 2010	December 31, 2009

Previously reported Net Income	$292.0	$217.7
Deferred revenue	(7.4)	1.0
Environmental asset recovery	(1.4)	(1.0)
OPEB over-reimbursement	(1.0)	(1.1)
Environmental accrual	(6.0)	0.2
OPEB regulatory asset	0.2	(0.1)
Total corrections	(15.6)	(1.0)
Income taxes	(6.2)	(0.3)
Corrected Net Income	$282.6	$217.0

The following tables set forth the effects of the correcting adjustments on affected line items within our previously reported Statements of Consolidated Income for the years 2010 and 2009, Consolidated Balance Sheet as of December 31, 2010, Statements of Consolidated Cash Flows for the years 2010 and 2009 and Statements of Consolidated Common Stockholders’ Equity for the years 2010 and 2009:

Statements of Consolidated Income

	Year Ended December 31,
	2010		2009
	As Previously		As Previously
(in millions, except per share amounts)	Reported	As Corrected	Reported	As Corrected

Net Revenues
Electric	$1,386.7	$1,379.3	$1,213.2	$1,214.2
Gross Revenues	6,422.0	6,414.6	6,650.6	6,651.6
Total Net Revenues	3,447.9	3,440.5	3,332.6	3,333.6
Operation and maintenance	1,655.9	1,663.3	1,654.7	1,656.1
Depreciation and amortization	596.3	597.1	589.3	589.9
Total Operating Expenses	2,541.6	2,549.8	2,547.6	2,549.6
Operating Income	921.3	905.7	801.0	800.0
Income from Continuing Operations before Income Taxes	436.1	420.5	395.8	394.8
Income Taxes	141.5	135.3	165.3	165.0
Income from Continuing Operations	294.6	285.2	230.5	229.8
Net Income	$292.0	$282.6	$217.7	$217.0

Basic Earnings Per Share ($)
Continuing operations	$1.06	$1.03	$0.84	$0.84
Basic Earnings Per Share	$1.05	$1.02	$0.79	$0.79

Diluted Earnings Per Share ($)
Continuing operations	$1.05	$1.02	$0.84	$0.83
Diluted Earnings Per Share	$1.04	$1.01	$0.79	$0.78

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Consolidated Balance Sheet

	December 31, 2010
	As Previously
(in millions)	Reported	As Corrected

Current Assets
Underrecovered gas and fuel costs	$135.7	$120.7
Regulatory Assets	151.8	143.8
Total Current Assets	2,448.9	2,425.9
Other Assets
Regulatory Assets	1,650.4	1,648.0
Total Other Assets	6,044.4	6,042.0
Total Assets	$19,938.8	$19,913.4

Capitalization
Retained Earnings	$901.8	$876.1
Total Common Stockholders’ Equity	4,923.2	4,897.5
Total Capitalization	10,859.3	10,833.6
Current Liabilities
Overrecovered gas and fuel costs	11.8	21.4
Other accruals	336.4	343.7
Total Current Liabilities	3,649.4	3,666.3
Other Liabilities and Deferred Credits
Deferred income taxes	2,209.7	2,193.1
Total Other Liabilities and Deferred Credits	5,430.1	5,413.5
Total Capitalization and Liabilities	$19,938.8	$19,913.4

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2010		2009
	As Previously		As Previously
(in millions)	Reported	As Corrected	Reported	As Corrected

Operating Activities
Net Income	$292.0	$282.6	$217.7	$217.0
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	596.3	597.1	589.3	589.9
Deferred income taxes and investment tax credits	200.1	193.9	378.2	377.8
Changes in Assets and Liabilities:
(Under) Overrecovered gas and fuel costs	(250.4)	(243.0)	324.4	323.4
Other accruals	56.4	63.4	(7.7)	(6.8)
Regulatory assets/liabilities	163.9	164.3	105.2	105.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Statements of Consolidated Common Stockholders’ Equity and Comprehensive Income

					Comprehensive
	Retained Earnings		Total		Income (Loss)
	As Previously		As Previously		As Previously
(in millions)	Reported	As Corrected	Reported	As Corrected	Reported	As Corrected
Balance December 31, 2008	$901.1	$885.5	$4,728.8	$4,713.2
Net Income	217.7	217.0	217.7	217.0	$217.7	$217.0
Total comprehensive income					$343.8	$343.1
Balance December 31, 2009	$865.5	$849.2	$4,854.1	$4,837.8
Net Income	292.0	282.6	292.0	282.6	$292.0	$282.6
Total comprehensive income					$280.0	$270.6
Balance December 31, 2010	$901.8	$876.1	$4,923.2	$4,897.5

The cumulative impact of the corrections referred to above was to reduce retained earnings as of January 1, 2009, by $15.6 million.

A.             Company Structure and Principles of Consolidation. NiSource, a Delaware corporation, is a holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.8 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource derives substantially all of its revenues and earnings from the operating results of its thirteen direct subsidiaries.

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

Restricted cash was $160.6 million and $202.9 million as of December 31, 2011 and 2010, respectively. The decrease in restricted cash was a result of the winding down of NiSource’s unregulated natural gas marketing business and the settlement of positions at MF Global as a result of MF Global filing for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of these assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

D.        Accounts Receivable and Unbilled Revenue.    Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $281.5 million and $458.6 million for the years ended December 31, 2011 and 2010, respectively. The reserve for uncollectible receivables is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determined the reserve based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered.

E.        Investments in Debt and Equity Securities.    NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income (loss). These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2011, 2010 and 2009.

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

The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Electric Operations	3.5%	3.5%	3.4%
Gas Distribution and Transmission Operations	2.1%	2.8%	2.9%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is completed and placed in service. The pre-tax rate for AFUDC was 3.6% in 2011, 4.9% in 2010 and 3.8% in 2009. Short-term borrowings were primarily used to fund construction efforts for all three years presented; however, long-term borrowings and equity funds were used more extensively in 2010 to fund construction than in the comparative periods.

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

H.        Carrying Charges and Deferred Depreciation.    Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, Northern Indiana capitalized the debt-based carrying charges and deferred depreciation in accordance with orders of the IURC, pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.

Northern Indiana has capitalized debt-based carrying charges and deferred depreciation related to Sugar Creek in accordance with the February 18, 2008 Order of the IURC. The deferred balances will be amortized over five years commencing January 2012.

In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2005 through 2011 had Columbia of Ohio not been subject to rate regulation is a combined $286.7 million, a $41.0 million decrease over the $327.7 million reflected in rates. The regulatory asset was $90.7 million and $96.6 million as of December 31, 2011 and 2010, respectively. The amount of depreciation that would have been recorded for 2011 had Columbia of Ohio not been subject to rate regulation is $54.4 million, a $5.9 million decrease over the $60.3 million reflected in rates.

I.        Amortization of Software Costs.    External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $29.0 million in 2011, $25.9 million in 2010 and $27.7 million in 2009 related to software costs. NiSource’s unamortized software balance was $120.8 million and $99.0 million at December 31, 2011 and 2010, respectively.

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

L.        Revenue Recognition.    Revenue is recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed. Cash received in advance from sales of commodities to be delivered in the future is recorded as deferred revenue and recognized as income upon delivery of the commodities. For shorter term transportation and storage service revenues, cash is received at inception of the service period resulting in the recording of deferred revenues that are recognized in revenues over the period the services are provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

M.        Earnings Per Share.    Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (see Note 14). The calculation of diluted earnings per share for 2011, 2010, and 2009 excludes out-of-the-money stock options of 2.8 million, 4.1 million and 4.3 million, respectively, that had an anti-dilutive effect.

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2011	2010	2009
Denominator (thousands)
Basic average common shares outstanding	280,442	277,797	275,061
Dilutive potential common shares
Nonqualified stock options	9	-	-
Shares contingently issuable under employee stock plans	1,017	910	330
Shares restricted under stock plans	339	697	424
Forward Agreements	6,684	684	-
Diluted Average Common Shares	288,491	280,088	275,815

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

O.        Accounts Receivable Transfer Program.    Certain of NiSource’s subsidiaries entered into agreements with third parties to sell certain accounts receivable without recourse. These sales were reflected as reductions of accounts receivable in the December 31, 2009 Consolidated Balance Sheet and as operating cash flows in the December 31, 2009 Statement of Consolidated Cash Flows. The costs of these programs, which were based upon the purchasers’ level of investment and borrowing costs, were charged to Other, net in the December 31, 2009 Statement of Consolidated Income. Beginning January 1, 2010 transfers of accounts receivable that previously qualified for sale accounting, no longer qualify and are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2011 and 2010 Consolidated Balance Sheet and short-term debt is recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. Fees associated with the securitization transactions are recorded as interest expense. Refer to Note 19, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for further information.

P.        Fuel Adjustment Clause.    Northern Indiana defers most differences between fuel and power purchase costs and the recovery of such costs in revenue, and adjusts future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

Q.        Gas Cost Adjustment Clause.    All of NiSource’s Gas Distribution Operations subsidiaries defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.

R.        Gas Inventory.    Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $150.0 million and $151.6 million at December 31, 2011, and 2010, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage at December 31, 2011 and December 31, 2010, exceeded the stated LIFO cost by $21.9 million and $91.7 million, respectively. Inventory valued using the weighted average cost methodology was $277.6 million at December 31, 2011 and $146.6 million at December 31, 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

S.        Accounting for Exchange and Balancing Arrangements of Natural Gas.    NiSource’s Gas Transmission and Storage and Gas Distribution Operations subsidiaries enter into balancing and exchange arrangements of natural gas as part of their operations and off-system sales programs. NiSource records a receivable or payable for its respective cumulative gas imbalances and for any gas inventory borrowed or lent under an exchange agreement for Gas Distribution Operations. These receivables and payables are recorded as “Exchange gas receivable” or “Exchange gas payable” on NiSource’s Consolidated Balance Sheets, as appropriate.

T.        Accounting for Emissions Allowances.    Northern Indiana has obtained SO2 and NOx emissions allowances from the EPA based upon its electric generation operations that the utility may sell, trade or hold for future use. Northern Indiana utilizes the inventory model in accounting for these emissions allowances, whereby these allowances were recognized at zero cost upon receipt from the EPA. Pursuant to the December 21, 2011 IURC Order, all purchases and sales of emission allowances will be recovered or refunded through the EERM.

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

2.        Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Fair Value Measurements and Disclosures.    In January 2010, the FASB issued authoritative guidance that amends the disclosures about transfers into and out of Levels 1 and 2 and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. NiSource adopted the guidance on January 1, 2010 with the exception of the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis. The guidance pertaining to the gross presentation of Level 3 activity was adopted on January 1, 2011. Refer to Note 18, “Fair Value Disclosures,” for additional information.

Recently Issued Accounting Pronouncements

Balance Sheet Disclosure.    In December 2011, the FASB issued Accounting Standards Update 2011-11, which requires additional disclosures regarding the nature of an entity’s rights to offset positions associated with its financial and derivative instruments. These new disclosures will provide additional information about the entity’s gross and net financial exposure. The amendment is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 with retrospective application required. NiSource is currently reviewing the provisions of this new standard to determine the impact on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Goodwill Impairment.    In September 2011, the FASB issued Accounting Standards Update 2011-08, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. NiSource is currently reviewing the provisions of this new standard to determine the impact on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Comprehensive Income.    In June 2011, the FASB issued Accounting Standards Update 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued Accounting Standards Update 2011-12, which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the Statements of Consolidated Income and Statements of Consolidated Common Stockholders’ Equity and Comprehensive Income (Loss), as required by Accounting Standards Update 2011-05. For public entities, these amendments are effective for fiscal

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

years, and interim periods within those years, beginning after December 15, 2011. NiSource is currently reviewing the provisions of these new standards to determine the impact on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.

3.        Impairments, Restructuring and Other Charges

Impairments.    An impairment loss shall be recognized only if the carrying amount of a long lived asset is not recoverable and exceeds its fair value. The first step of the test for impairment compares the carrying amount of the long lived asset to the fair value sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Lake Erie Land, which is wholly-owned by NiSource and within the Company’s Corporate and Other Segment, was in the process of selling real estate over a 10-year period as a part of an agreement reached in June 2006 with a private real estate development group. In 2009, the developer was unable to meet certain contractual obligations under the sale agreement. NiSource tested the assets for impairment and determined that the sum of expected undiscounted cash flows were less than the carrying value. The Company then compared the carrying value of the assets to the fair value, determined primarily through independent appraisals, and recorded an impairment loss of $16.6 million in the fourth quarter of 2009. The total impairment charge is comprised of $8.8 million recognized due to the uncollectability of certain receivables due from the acquirer of the property and $7.8 million due to the current book value exceeding the fair value of certain real estate property remaining to be sold under the installment sales agreement as of December 31, 2009. No material additional impairment charges were recorded during 2010.

In April 2011, NiSource settled a mortgage foreclosure action against the developer, reacquired the Sand Creek Country Club, and purchased additional properties owned by the developer to be marketed along with the existing Lake Erie Land properties to prospective purchasers. This transaction qualified as a business combination in accordance with GAAP. The properties were acquired at fair value and included the Sand Creek Country Club and additional commercial properties for a total of $15.8 million as well as $3.5 million of land. NiSource’s total investment in Lake Erie Land after these acquisitions was $51.3 million. As a part of the process to sell the Lake Erie Land properties in 2011, independent appraisals were obtained. The Company compared the carrying value of the assets to the fair value, determined primarily through the independent appraisals, and recorded an impairment loss of $14.7 million. At December 31, 2011, the total book value of these properties was $36.6 million and is included in Other Investments and Other Property in the Consolidated Balance Sheet. NiSource is seeking to market the Lake Erie Land properties, but has determined they did not meet the criteria to be classified as assets held for sale in accordance with GAAP as of December 31, 2011. The revenue and earnings of Sand Creek Country Club are not material.

During 2009, NiSource recognized $4.4 million in expense for an impairment charge related to four properties NDC Douglas Properties owns which did not meet the assets held for sale criteria as their estimated sale date was greater than one year. Based on previous impairments recorded on other NDC Douglas Properties, the properties were tested for impairment during the third quarter of 2009. NDC Douglas Properties property, plant, and equipment assets were valued based on a discounted cash flow model utilizing estimated future cash flows. The book value of these assets at December 31, 2009, subsequent to the impairment charge, was $7.0 million. NiSource conducted similar impairment testing in the fourth quarter of 2010, and recorded an impairment charge of $0.3 million. No additional impairments were recorded in 2011.

During 2010 and 2009, NiSource recognized $1.4 million and $0.2 million, respectively, in expense for the impairment of the Marble Cliff facility discussed in Note 4, “Discontinued Operations and Assets and Liabilities Held for Sale.”

Restructuring.    During the first quarter of 2009, NiSource began an organizational restructuring initiative, beginning with Gas Transmission and Storage Operations, in response to the decline in overall economic conditions.

In February 2009, NiSource announced the restructuring of the Gas Transmission and Storage Operations segment. NiSource eliminated positions across the 16 state operating territory of Gas Transmission and Storage. The reductions occurred through voluntary programs and involuntary separations. In addition to employee reductions, the Gas Transmission and Storage Operations segment took steps to achieve additional cost savings by efficiently

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

managing its various business locations, reducing its fleet operations, creating alliances with third party service providers, and implementing other changes in line with its strategic plan for growth and maximizing value of existing assets. During 2009, NiSource recorded pre-tax restructuring charges of $19.9 million to “Operation and maintenance” expense on the Statement of Consolidated Income, which primarily includes costs related to severance and other employee related costs. No additional material charges have been recorded since the initial restructuring charge in the first quarter of 2009. The restructuring program was substantially completed in 2009.

In September 2009, NiSource announced the restructuring of Northern Indiana, which aimed to redefine business and operations strategies and achieve cost reductions, and impacted both Electric Operations and Gas Distribution Operations. During 2009, NiSource recorded a pre-tax restructuring charge related to this initiative, net of adjustments, of $5.4 million, which primarily included costs related to severance and other employee related costs and outside service costs. The initial restructuring charge consisted of a $3.7 million and $1.7 million expense to the Electric and Gas Distributions Operations’ segments, respectively. During 2010, NiSource recorded a pre-tax restructuring charge related to this initiative of $1.1 million to “Operation and maintenance” expense on the Statements of Consolidated Income, which primarily included costs related to outside service costs. The restructuring program was completed in December 2010.

Changes in the restructuring reserve, included in “Other accruals” on the Consolidated Balance Sheets, were as follows:

(in millions)	Balance at December 31, 2009	Additions	Benefits Paid	Adjustments	Balance at December 31, 2010
Gas Transmission and Storage	$1.5	$-	$(1.4)	$-	$	0.1
Northern Indiana	1.1	1.1	(2.2)	-		-
Total	$2.6	$1.1	$(3.6)	$-	$	0.1

4.        Discontinued Operations and Assets and Liabilities Held for Sale

There were no significant assets or liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2011.

The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2010 were:

(in millions)
Assets of discontinued operations and held for sale:	Property, plant and equipment, net
NiSource Corporate Services	$	5.6
Columbia Transmission		2.3
Total	$	7.9

Assets classified as discontinued operations and held for sale are no longer depreciated. There were no liabilities of discontinued operations and held for sale at December 31, 2010.

On June 18, 2009, Columbia Transmission received approval from the FERC to abandon certain natural gas pipeline facilities by sale of its Line R System in West Virginia. These assets were recorded as assets held for sale of $2.1 million at December 31, 2010. Due to unsuccessful negotiations to sell the property to a third party in 2011, the assets were reclassified to assets held for use during the fourth quarter of 2011 and an impairment charge of $0.1 million was recorded.

As of December 31, 2010, the Marble Cliff facility was recorded as an asset held for sale of $5.6 million. On February 22, 2011, NiSource Corporate Services sold the Marble Cliff facility for $6.0 million. The sale resulted in a net gain of $0.2 million after deducting the fees associated with the transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting its low income housing investments. In 2009, based on the expected proceeds from the sale of five of its properties being less than the net book value, an impairment charge of $2.7 million, net of tax, was included in Loss on Disposition of Discontinued Operations in the Statement of Consolidated Income for the year ended December 31, 2009. Three of these properties were sold during the first quarter 2010 and two of these properties remained classified as assets and liabilities held for sale. Results of operations and cash flows for these properties remained classified as discontinued operations. Upon sale of three of the properties in the first quarter of 2010, a gain on sale of $0.1 million, net of taxes, was recorded in Discontinued Operations. During the second quarter of 2010, it was determined that the remaining properties no longer met the criteria as “assets held for sale” as NiSource could no longer assert that a sale would take place within the next twelve months. As such, the assets and liabilities were reclassified to assets held and used. Additionally, the results of operations and cash flows were reclassified to continuing operations for all periods presented. These reclassifications did not have a significant impact on overall results of NiSource.

Results from discontinued operations from Whiting Clean Energy, Granite State Gas, Northern Utilities, NDC Douglas Properties’ low income housing investments, and reserve changes for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Year Ended December 31, (in millions)	2011	2010	2009
Revenues from Discontinued Operations	$-	$0.7	$2.3

Loss from discontinued operations	(7.6)	(4.4)	(17.7)
Income tax benefit	(2.9)	(1.7)	(7.4)
Loss from Discontinued Operations - net of taxes	$(4.7)	$(2.7)	$(10.3)
Gain (Loss) on Disposition of Discontinued Operations - net of taxes	$-	$0.1	$(2.5)

The gain on disposition of discontinued operations of $0.1 million for the year ended December 31, 2010 resulted from the sale of NDC Douglas Properties. The loss on disposition of discontinued operations for the year ended December 31, 2009 includes NDC Properties’ disposition loss of $2.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

5.        Property, Plant and Equipment

NiSource’s property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2011	2010
Property Plant and Equipment
Gas Distribution Utility(1)	$7,732.8	$7,251.0
Gas Transmission Utility	5,956.1	5,865.0
Electric Utility (1)	6,136.8	6,005.6
Common Utility	124.8	107.8

Construction Work in Process	387.3	265.5

Non-Utility and Other	180.7	138.6
Total Property, Plant and Equipment	$20,518.5	$19,633.5

Accumulated Depreciation and Amortization
Gas Distribution Utility(1)	$(2,794.9)	$(2,725.7)
Gas Transmission Utility	(2,747.8)	(2,784.9)
Electric Utility(1)	(3,073.4)	(2,939.4)
Common Utility	(54.1)	(42.6)

Non-Utility and Other	(48.2)	(43.9)
Total Accumulated Depreciation and Amortization	$(8,718.4)	$(8,536.5)
Net Property, Plant and Equipment	$11,800.1	$11,097.0

(1)	Northern Indiana’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.

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

NiSource has three reporting units that carry or are allocated goodwill. NiSource’s goodwill assets at December 31, 2011 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at December 31, 2011 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $18.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the June 30, 2011 test, NiSource used a weighted average of the income and market approaches. The income approach utilized a discounted cash flow model. This model is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in the models are the growth rates, which are based on the cash flows from operations for each of the reporting units, and the weighted average cost of capital, or discount rate. The starting point for each reporting unit’s cash flow from operations is the detailed five year plan, which takes into consideration a variety of factors such as the current economic environment, industry trends, and specific operating goals set by management. The discount rates are based on trends in the overall market as well as industry specific variables and include components such as the risk-free rate, cost of debt, and company volatility at June 30, 2011. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting unit’s EBITDA, (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applied that multiple to the reporting unit’s EBITDA, and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill and non-goodwill reporting units based on the relative EBITDA, revenues, and operating income of each reporting unit. Each of the three market approaches was calculated with the assistance of a third party valuation firm, using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists under step 1 of the annual impairment test.

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

NiSource considered whether there were any events or changes in circumstances during the second half of 2011 that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require goodwill impairment testing during the second half of 2011.

NiSource’s intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February 1999 of Columbia of Massachusetts. These amounts were $297.6 million and $308.6 million, net of accumulated amortization of $144.6 million and $133.6 million, at December 31, 2011, and 2010, respectively and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2011, 2010, and 2009 related to its intangible assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

7.        Asset Retirement Obligations

Changes in NiSource’s liability for asset retirement obligations for the years 2011 and 2010 are presented in the table below:

(in millions)	2011	2010
Beginning Balance	$138.8	$138.2
Accretion expense	0.6	0.7
Accretion recorded as a regulatory asset	8.1	7.5
Additions	6.6	4.5
Settlements	(3.1)	(8.1)
Change in estimated cash flows	(4.6)	(4.0)
Ending Balance	$146.4	$138.8

NiSource has recognized asset retirement obligations associated with various obligations including costs to remove and dispose of certain construction materials located within many of NiSource’s facilities, certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain PCB contamination, closure costs for certain sites including ash ponds, solid waste management units and a landfill, as well as some other nominal asset retirement obligations. NiSource recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations; however, the lives of these wells are indeterminable until management establishes plans for closure. Additionally, NiSource has a significant obligation associated with the decommissioning of its two hydro facilities located in Indiana. These hydro facilities have an indeterminate life, and no asset retirement obligation has been recorded.

Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as regulatory liabilities and other removal costs on the Consolidated Balance Sheets.

Gas Distribution Operations annual cut and cap additions and settlements for its pipe system for 2011 were $3.6 million and $1.3 million, respectively. In 2011, Northern Indiana reevaluated the estimated useful lives and costs for electric generating stations which resulted in a reduction in the present value of estimated cash flows of $4.1 million. Gas Transmission and Storage recorded additions of $1.9 million for legal obligations related to the future retirement of certain compressor stations.

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

Regulatory assets were comprised of the following items:

At December 31, (in millions)	2011	2010
Assets
Reacquisition premium on debt	$10.9	$13.3
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1-H)	8.7	11.8
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	1,244.2	962.7
Other postretirement costs	76.1	92.2
Environmental costs (see Note 20-D)	84.7	32.5
Regulatory effects of accounting for income taxes (see Note 1-V)	254.5	254.1
Underrecovered gas and fuel costs (see Note 1-P and 1-Q)	20.7	120.7
Depreciation (see Note 1-H)	115.4	118.5
Uncollectible accounts receivable deferred for future recovery	8.0	8.5
Asset retirement obligations (see Note 7)	14.4	16.2
Losses on derivatives (see Note 9)	44.7	33.2
Post-in service carrying charges	51.6	46.4
EERM operation and maintenance and depreciation deferral	37.4	34.5
MISO (see Note 8)	42.4	36.6
Sugar Creek carrying charges and deferred depreciation (see Note 1-H)	85.5	57.7
Other	69.4	73.6
Total Assets	$2,168.6	$1,912.5
Less amounts included as Underrecovered gas and fuel cost	(20.7)	(120.7)
Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$2,147.9	$1,791.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2011	2010
Liabilities
Overrecovered gas and fuel costs (see Notes 1-P and 1-Q)	$48.9	$21.4
Cost of removal (see Note 7)	1,476.5	1,442.5
Regulatory effects of accounting for income taxes (see Note 1-V)	109.3	112.1
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	-	1.9
Percentage of income plan	12.0	9.9
Off-system sales margin sharing	5.1	42.9
Emission allowances (see Note 8)	7.4	19.8
Gains on derivatives (see Note 9)	0.3	0.3
Other	165.3	59.3
Total Liabilities	$1,824.8	$1,710.1
Less amounts included as Overrecovered gas and fuel cost	(48.9)	(21.4)
Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabilities and Other Removal Costs	$1,775.9	$1,688.7

Regulatory assets, including underrecovered gas and fuel cost, of approximately $1,178.4 million as of December 31, 2011 are not earning a return on investment. Regulatory assets of approximately $2,021.1 million include expenses that are recovered as components of the cost of service and are covered by regulatory orders. These costs are recovered over a remaining life of up to 43 years. Regulatory assets of approximately $147.5 million at December 31, 2011, require specific rate action.

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

Environmental costs – Includes certain recoverable costs of investigating, testing, remediating and other costs related to gas plant sites, disposal sites or other sites onto which material may have been migrated. Certain companies defer the costs as a regulatory asset in accordance with regulatory orders, to be recovered in future base rates, billing riders or tracking mechanisms.

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

Depreciation – Relates to the difference between the depreciation expense recorded by Columbia of Ohio due to a regulatory order and the depreciation expense recorded in accordance with GAAP. The regulatory asset is currently being amortized over the life of the assets. Also included is depreciation associated with the Columbia of Ohio IRP program. Recovery of these costs is achieved through base rates and rider mechanisms. Refer to Note 1-H for more information.

Uncollectible accounts receivable deferred for future recovery – Represents the difference between certain uncollectible expenses and the recovery of such costs to be collected through cost tracking mechanisms per regulatory orders.

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

MISO – As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been deferred. The IURC authorized the deferral of certain non-fuel related costs until new electric rates were implemented on December 27, 2011. The deferred balances will be amortized over four years commencing January 2012.

Sugar Creek carrying charges and deferred depreciation – The IURC approved the deferral of debt-based carrying charges and depreciation expense for the Sugar Creek assets. Northern Indiana continued to defer such amounts until new electric rates were approved and implemented on December 27, 2011. The deferred balances will be amortized over five years commencing January 2012.

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

Percentage of Income Plan – Represents the difference between costs incurred under a customer assistance program by Columbia of Ohio for targeted low income customers and the recovery of such costs through cost tracking mechanisms per regulatory orders. For 2011 and 2010, Columbia of Ohio was in an overcollected position for this program, resulting in a regulatory liability to be refunded through future billings.

Off-system sales margin sharing –Revenue generated from off-system sales and capacity release programs are subject to incentive sharing mechanism in which NiSource shares a defined percentage of its margins with customers. Refunding of these revenues is achieved through rate refund mechanisms.

Emission allowances – Represents proceeds from the banked emission allowances sold into the EPA auction market.

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

Gas Distribution Operations Regulatory Matters

Significant Rate Developments. On June 27, 2011, Northern Indiana filed a settlement agreement with the IURC in which regulatory stakeholders agreed that Northern Indiana should adopt the WACOG accounting methodology instead of LIFO, Northern Indiana’s historical method. On August 31, 2011, the IURC approved the settlement and Northern Indiana transitioned to WACOG accounting methodology beginning January 1, 2012.

Northern Indiana’s current ARP will expire on March 31, 2012 unless extended by the IURC pursuant to the filing. On September 30, 2011 Northern Indiana filed a Petition with the IURC to extend the products and services contained in its current gas ARP, including Supplier Choice effective April 1, 2012. Northern Indiana and all participating parties filed a settlement with supporting testimony on December 22, 2011.

On December 28, 2011 the IURC issued an Order approving Northern Indiana’s proposed gas energy efficiency programs and budgets, including a conservation program and recovery of all start-up and deferred cost. A three year budget of $42.4 million was approved. In its Order the IURC recognized that Northern Indiana was one of two utilities in the state in a position to integrate its gas and electric energy efficiency programs throughout its service territory footprint. Northern Indiana is presently working through implementation plans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

On June 1, 2011, Columbia of Virginia filed an application for approval of an infrastructure tracking mechanism pursuant to the Steps to Advance Virginia’s Energy (“SAVE”) Plan Act. Columbia of Virginia’s SAVE Plan provides for recovery of costs associated with the accelerated replacement of certain facilities designed to improve system safety or reliability through a rate rider. The proposed replacement program would result in investments of $20 million per year from 2012 through 2016, as well as covering $2.9 million in investment occurring in 2011. The Staff of the VSCC filed responsive testimony on August 22, 2011 and a public hearing was held on September 7, 2011. The Hearing Examiner issued a Report on October 6, 2011 recommending approval of the SAVE Plan. The VSCC issued an Order on November 28, 2011 approving the SAVE Plan and the associated rider effective December 30, 2011.

On March 8, 2011, Columbia of Kentucky made its annual filing with the Kentucky PSC related to the AMRP Rider and requested an increase of $0.5 million in the rates related to the Rider. This filing was approved by the Kentucky PSC on April 29, 2011.

On January 14, 2011, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $37.8 million annually. The parties jointly filed a petition for approval of a partial settlement on July 1, 2011. The partial settlement resolved all issues except residential rate design and a challenge to the structure of one of Columbia of Pennsylvania’s customer programs. The settlement provides for an annual revenue increase of $17 million. The Pennsylvania PUC issued an order on October 14, 2011 approving the annual revenue increase of $17 million. New rates went into effect on October 18, 2011. The Pennsylvania PUC’s ruling increased the minimum residential customer charge from $12.25 to $18.73, which includes an allowance for 20 Ccf of distribution charges. However, the customer pays for gas commodity on all usage.

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

On November 12, 2010, Columbia of Pennsylvania filed a petition for an order authorizing the Company to revise its accounting methodology for the gas it holds in storage. Columbia of Pennsylvania had historically used Last-In First-Out (LIFO) accounting but sought permission to move to a Weighted Average Cost of Gas (WACOG) accounting methodology as a means of simplifying regulatory accounting and to realize the value of low-cost gas injected into storage decades ago. On February 4, 2011, Columbia of Pennsylvania filed a settlement agreement with the Pennsylvania PUC in which regulatory stakeholders agreed that Columbia of Pennsylvania should adopt the WACOG accounting methodology and provide the benefit of the low-cost gas supplies to its customers. On March 31, 2011, the Pennsylvania PUC approved the settlement and Columbia of Pennsylvania began to provide the projected benefit of $35.7 million as a credit to its customers as a reduction to the Gas Cost Recovery rate. The credit to customers ended in September 2011, and the experienced credit has since been determined to be $43.8 million.

On September 29, 2010, Columbia of Pennsylvania filed tariff modifications with the Pennsylvania PUC, seeking permission to apply a BTU content billing adjustment to customers’ metered volumetric consumption. The filing sought to account for high BTU content gas that is produced from Marcellus Shale, which burns hotter than gas from other sources, resulting in lower volumes than assumed in the design of the Columbia of Pennsylvania’s rates. The proposed billing adjustment was designed to produce revenues reflective of the BTU content underlying the demand forecast in the design of Columbia of Pennsylvania’s most recently approved base rates by synchronizing the BTU content used for billing with the BTU content used for rate design. If the billing adjustment had been in place for the twelve months ended June 30, 2010, it would have produced additional revenues of approximately $3.7 million due to the difference between the BTU value used in the design of the recently approved rates and the actual BTU value at the time of billing. By an Order entered on January 26, 2011, the Pennsylvania PUC consolidated this matter with Columbia of Pennsylvania’s base rate case filed on January 14, 2011. As described above, on October 14, 2011, the Pennsylvania PUC approved a partial settlement of the base rate case. The partial settlement resolved the issue of BTU content whereby the parties agreed that Columbia of Pennsylvania would convert from usage-based billing to heat content billing by no later than the June 2012 billing cycle. Columbia of Pennsylvania began heat content billing, with a therm billing unit, on January 31, 2012.

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

On March 31, 2010, Columbia of Kentucky made its annual filing related to the AMRP Rider and requested an adjustment of those rates related to the Rider. On July 12, 2010, Kentucky PSC entered an order approving the requested annual amount of $1.1 million. The new rates associated with the AMRP Rider went into effect for bills rendered on or after July 29, 2010.

On May 19, 2008 Columbia of Ohio filed an application with the PUCO to defer environmental remediation expenses. By Entry dated September 24, 2008, the PUCO approved the application. Each year COH must report on the amounts deferred during the previous year. On December 6, 2011, COH filed its annual deferral report for the twelve months ended November 30, 2011. PUCO Staff filed its Comments on January 5, 2012, and objected to deferral of costs for a Toledo remediation project. As suggested by PUCO Staff, Columbia of Ohio capitalized $2.4 million in costs associated with the Toledo project which will be proposed for recovery as a component of future rate base. Staff did not object to the deferral of costs for five other projects, and those deferrals are deemed approved in the aggregate amount of approximately $0.7 million.

Columbia of Massachusetts filed an application to implement its Targeted Infrastructure Reinvestment Factor (“TIRF”) on April 30, 2010. On October 29, 2010, the Massachusetts DPU approved Columbia of Massachusetts’ proposed adjustment factor, to take effect November 1, 2010, subject to further investigation and reconciliation. On April 29, 2011, Columbia of Massachusetts filed its second annual application of its TIRF tracker for DPU approval for new rates to go into effect November 1, 2011. On October 31, 2011, the Massachusetts DPU approved Columbia of Massachusetts proposed adjustment factor subject to further investigation and reconciliation. On September 16, 2010, Columbia of Massachusetts filed a petition for approval to implement its first semi-annual revenue decoupling adjustment factor (“RDAF”) for the Peak Period. That adjustment, which took effect on November 1, 2010, subject to further review and reconciliation, was approved by the DPU on March 23, 2011. Columbia of Massachusetts filed its application for approval of its Off-peak Period RDAF on March 15, 2011. The rate took effect on May 1, 2011, subject to further review and reconciliation by the DPU. On September 15, 2011, Columbia of Massachusetts filed a petition for approval of its second Peak Period RDAF, with a proposed effective date of November 1, 2011. On October 31, 2011, the Massachusetts DPU approved Columbia of Massachusetts’ proposed adjustment factor subject to further investigation and reconciliation.

In March 2009, Indiana Governor Daniels signed Senate Bill 423 into law giving the IFA the ability to contract, on behalf of gas customers in the state of Indiana, with developers capable of building facilities that manufacture Substitute Natural Gas from coal. The IFA received one bid, from Indiana Gasification, by the April 9, 2009 deadline to initiate a Substitute Natural Gas plant in Southern Indiana under a 30 year contract. In March 2010, Governor Daniels signed into law House Enrolled Act 1086, which allows the IFA to enter into contracts for the sale of Substitute Natural Gas with third parties, with proceeds from and costs of those sales being reflected on customers’ bills. The IURC must approve the final purchase contract between the IFA and Indiana Gasification as

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

well as the management agreement between IFA and the utilities for collection of funds or pass through of credits to customers related to the purchase contracts. On December 16, 2010, the IFA filed a Petition seeking approval of the purchase contract and the management agreement. The IURC issued an Order on November 22, 2011, approving the contract between IFA and Indiana Gasification and not ruling on the management agreement between IFA and the utilities, but rather encouraging the parties to engage in further negotiation and inviting the IFA to file a separately docketed petition, should they want the IURC to order the utilities to enter into a management agreement. On December 12, 2011, IIG requested clarification from the IURC on the definition of “retail end user” to assure that larger industrial customers would not be impacted by this project. On December 21, 2011 a number of parties (including the IIG, Vectren, a group of smaller gas utilities in the state and a citizens action group) filed an appeal of the November 22, 2011 Order.

On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction replaced Columbia of Ohio’s current GCR mechanism for providing commodity gas supplies to its sales customers. By Order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio conducted two consecutive one-year long standard service offer auction periods starting April 1, 2010 and April 1, 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per Mcf. On February 24, 2010 the PUCO issued an entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process. On February 8, 2011, Columbia of Ohio held its second standard service offer auction which resulted in a retail price adjustment of $1.88 per Mcf. On February 9, 2011, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment to become effective April 1, 2011. Several parties have challenged the transition from a standard service offer auction to a standard choice offer auction and on September 7, 2011, the PUCO issued an Order authorizing Columbia of Ohio to implement a standard choice offer auction in February 2012. On October 7, 2011, the OCC filed an application for rehearing of the PUCO’s Order. By Entry on Rehearing dated November 1, 2011, the PUCO denied the OCC’s Application for Rehearing. On February 14, 2012, Columbia of Ohio held its first standard choice offer auction which resulted in a retail price adjustment of $1.53 per Mcf. On February 14, 2012, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment to become effective April 1, 2012. With the implementation of the standard choice offer, Columbia of Ohio will report lower gross revenues and lower cost of sales. There is no impact on net revenues.

On October 3, 2011, Columbia of Ohio filed an application with PUCO, requesting authority to defer incurred charges to a regulatory asset for debt-based post-in-service carrying charges, depreciation and property taxes associated with Columbia of Ohio’s capital program. The PUCO directed interested parties to file comments on Columbia of Ohio’s application by February 17, 2012.

On September 9, 2011, Columbia of Ohio filed an application with PUCO to continue and expand its DSM program. In its application, Columbia of Ohio proposed to spend $20 million annually (adjusted for inflation) on weatherization programs for residential and commercial customers for calendar years 2012 through 2016. Columbia of Ohio will continue to recover program expenses through Rider DSM and has proposed a shared savings incentive not to exceed $3.9 million over the five-year program. By Order dated December 14, 2011, the PUCO approved a stipulation filed in the case.

On November 30, 2011 Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with Rider IRP and Rider DSM. Columbia of Ohio will file its application and supporting testimony on February 28, 2012.

On December 9, 2011 Columbia of Ohio filed a Notice of Intent to file an application to extend and expand its Infrastructure Replacement Program. On January 6, 2012, the OCC filed a Memorandum Contra, arguing that Columbia of Ohio’s base rates should be reviewed as part of the IRP extension process. Columbia of Ohio filed a Reply Memorandum on January 11, 2012.

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

Gas Transmission and Storage Operations Regulatory Matters

Columbia Gulf Rate Case. On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposed a revenue increase of approximately $50 million to cover increases in the cost of services, which includes adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes. On November 30, 2010, the FERC issued an Order allowing new rates to become effective by May 2011, subject to refund. Columbia Gulf placed new rates into effect, subject to refund, on May 1, 2011. Columbia Gulf and the active parties to the case negotiated a settlement, which was filed with the FERC on September 9, 2011. On September 30, 2011, the Chief Judge severed the issues relating to a contesting party for separate hearing and decision. On October 4, 2011, the Presiding Administrative Law Judge certified the settlement agreement as uncontested to the FERC with severance of the contesting party from the settlement. On November 1, 2011, Columbia Gulf began billing interim rates to customers. On December 1, 2011, the FERC issued an order approving the settlement without change. The key elements of the settlement, which was a “black box agreement”, include: (1) increased base rate to $0.1520 per Dth and (2) establishing a postage stamp rate design. No protests to the order were filed and therefore, pursuant to the Settlement, the order became final on January 1, 2012 which made the settlement effective on February 1, 2012. On February 2, 2012, the Presiding Administrative Law Judge issued an initial decision granting a joint motion terminating the remaining litigation with the contesting party and allowing it to become a settling party. Refunds of approximately $16 million, accrued as of December 31, 2011, are to be issued before the end of March 2012.

Electric Operations Regulatory Matters

Significant Rate Developments. On June 27, 2008, Northern Indiana filed a petition with the IURC for new electric base rates and charges. On August 25, 2010, the IURC issued an Order authorizing electric rates to reflect investments in reliability, environmental technology and other infrastructure improvements. Certain parties appealed and some other parties sought reconsideration of the case. On January 18, 2012, the IURC issued an Order finding that Northern Indiana’s compliance filing was moot and denying the petitions for reconsiderations or hearings.

Although rates were never implemented related to the 2008 Electric Rate Case, several aspects of the Order were implemented. The approved rate base includes the Sugar Creek Generating Station. The IURC approved two new tracking mechanisms, a Resource Adequacy Tracker and RTO Tracker. The Order requires that Northern Indiana, before declaring or paying any dividends to NiSource, must provide the IURC notice at least 20 business days prior. The IURC approved a rate base that excludes Dean H. Mitchell Generating Station and Michigan City Generating Station Units 2 and 3. Northern Indiana retired the Dean H. Mitchell Generating Station and Michigan City

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Generating Station Units 2 and 3 during the third quarter of 2010 as the units are no longer used and useful. As a result of the August 25, 2010 Order, construction work-in-progress, materials and supplies and base coal of $0.6 million, $2.9 million and $0.8 million, respectively, were expensed during the third quarter of 2010 as there were no remaining future economic benefits associated with these assets.

On November 19, 2010, Northern Indiana filed a petition with the IURC for new electric base rates and charges. The filing requested an increase in base rates calculated to produce additional gross revenue of $75.7 million when compared to a normalized test year ended June 30, 2010. This is calculated to provide the opportunity to earn a return of 7.70% on net original cost rate base of $2,706 million.

On July 18, 2011, Northern Indiana filed with the IURC a settlement in its 2010 Electric Rate Case with the OUCC, Northern Indiana Industrial Group, NLMK Indiana and Indiana Municipal Utilities Group. The settlement agreement limited the proposed base rate impact to the residential customer class to a 4.5% increase. The parties have also agreed to a rate of return of 6.98% based upon a 10.2% return on equity. The settlement also resolves all pending issues related to compliance with the August 25, 2010 Order in the 2008 Electric Rate Case. On December 21, 2011, the IURC issued an Order approving the Settlement Agreement as filed, and new electric base rates became effective on December 27, 2011. On January 20, 2012, the City of Hammond filed an appeal of the IURC’s December 21, 2011 Order. That appeal is pending.

Northern Indiana received a favorable regulatory order on February 18, 2009, related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana’s Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and debt-based carrying costs associated with the $330.0 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO. The annual deferral for Sugar Creek is reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. On December 21, 2011 the IURC issued an Order in the Electric rate case and new customer rates became effective on December 27, 2011. The deferral of Sugar Creek debt based carrying charges and deferred depreciation ceased December 2011 and the deferred balances will be amortized over five years commencing January 2012.

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provided that certain electric customers of Northern Indiana would receive bill credits of approximately $55.1 million each year. The credits continued at approximately the same annual level and per the same methodology, until the IURC approval and implementation of new customer rates, which occurred on December 27, 2011. A final reconciliation of the credits will occur in a future fuel cost filing according to the terms of the approved settlement in the 2010 Electric Rate Case. Credits amounting to $51.0 million, $60.5 million and $56.1 million were recognized for electric customers for 2011, 2010 and 2009, respectively.

On December 9, 2009, the IURC issued an Order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. Under the Order, Northern Indiana and other jurisdictional electric utilities must file DSM plans on July 1, 2010, 2013, 2016, and 2019, with annual updates in the interim periods. The IURC requires that certain core programs be established and administered by an independent third party. The IURC did not make any specific findings with respect to cost recovery issues. In compliance with the December 9, 2009 Order, on March 16, 2010 Northern Indiana filed a proposal for a mechanism to recover the costs associated with these energy efficiency programs, including lost revenue. On June 17, 2010, Northern Indiana filed for approval of its energy efficiency programs, recovery of program costs and lost revenue, and its proposed performance incentive level and methodology. On May 25, 2011, the IURC issued an Order approving a tracker mechanism to recover the costs associated with these energy efficiency programs. On July 27, 2011, the IURC issued an Order approving the energy efficiency programs. However, the IURC denied lost revenue recovery at this time and Northern Indiana may consider filing with the IURC a request for the recovery of lost revenue once rates and charges become effective in the 2010 Electric Rate Case. The IURC also approved Northern Indiana’s proposal to seek performance incentives after program results can be evaluated based upon evaluation, measurement and verification data. In August 2011, Northern Indiana made its initial filing for recovery

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

of costs incurred and estimated through June 2012. On October 25, 2011 the IURC issued an Order approving the recovery of actual and estimated expenses in the amount of approximately $20 million to be recovered over eight months commencing November 2011. On February 1, 2012, Northern Indiana submitted a petition to the IURC to recover lost margins.

On July 13, 2011, Northern Indiana received approval from the IURC to purchase customer-generated electricity from renewable energy projects. The program, supported by consumer and environmental groups, also allows customers to generate more of their own electricity using renewable energy to reduce their utility costs.

MISO.    As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been incurred. IURC orders have been issued authorizing the deferral for consideration in a future rate case proceeding of certain non-fuel related costs incurred after Northern Indiana’s rate moratorium, which expired on July 31, 2006. Northern Indiana proposed recovery of the cumulative amount of net non-fuel charges that were deferred as of June 30, 2011, and to recover, through the RTO tracker, charges deferred between July 1, 2011 and the IURC’s approval of new electric base rates. The deferral of these costs ceased during December 2011 upon the IURC’s approval of new electric base rates. The amortization of these costs will commence January 2012 and will be amortized over four years. During the twelve months ended December 31, 2011 and 2010, net MISO costs of $9.1 million and $7.8 million were deferred, respectively. As of December 31, 2011, Northern Indiana had deferred a total of $42.5 million of net MISO costs

MISO and PJM Interconnection undertook a joint effort in April and May 2009 to identify a source of unaccounted flows on several coordinated flowgates. The analysis found that certain PJM Interconnection generating units that were once associated with unit-specific capacity sales were erroneously excluded from PJM Interconnection’s market flows, which significantly affected the congestion price on reciprocally coordinated flowgates on Northern Indiana systems. Higher PJM Interconnection market flows on congested flowgates would have resulted in higher payments to MISO by PJM Interconnection during market-to-market coordination since April 1, 2005. The model was fixed on June 18, 2009. On January 4, 2011, the MISO and PJM Interconnection jointly filed a settlement agreement, which FERC approved on June 16, 2011, to resolve the disputed market-to-market transactions that occurred prior to June, 2009. The settlement agreement provides for a review of existing procedures for implementing the joint operating agreement, a process for reviewing future changes to implementation procedures, and enhanced access to each party’s data. In addition, there was a release and discharge of all claims by any market participant related to the joint operating agreement for all events that occurred prior to the filing of the January 4, 2011 settlement agreement.

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

In the Order issued on August 25, 2010, the IURC approved an RTO tracker for recovery of MISO non-fuel costs and revenues and off-system sales sharing and ordered that purchased power costs and fuel-related MISO charge types be recovered in the FAC. The IURC also approved a purchase capacity tracker referred to as the Resource Adequacy Tracker. Similar treatment was requested in the 2010 Electric Rate Case filing and approved in the December 21, 2011 Order approving the Settlement Agreement. The implementation of such trackers coincides with the implementation of new customer rates.

As part of the August 25, 2010 Order, a new “purchase power benchmark” became effective. This purchase power benchmark superseded the one made effective by a settlement in October 2007. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana. During 2011 and 2010, the amount of purchased power costs exceeding the benchmark amounted to zero and $0.4 million, respectively, which was recognized as a net reduction of revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement IDEM’s NOx SIP and CAIR and CAMR compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. The IURC approved the continued use of the ECRM and the EERM trackers in its December 21, 2011 Order. As a result of new customer rates, the cost relating to environmental projects that were in service as of June 30, 2010, will be recovered through base rates and will no longer be tracked through the ECRM and EERM.

On March 22, 2011, Northern Indiana filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011. Refer to Note 20-D, “Environmental Matters,” for additional information. This petition has since been trifurcated into three separate phases. In terms of Phase I, the evidentiary hearing was held at the IURC on August 31, 2011 addressing the relief regarding (i) the construction of a FGD unit at R.M. Schahfer Generating Station Unit 15 and (ii) a cost estimate increase for the projects approved by the December 29, 2010 Order, which included estimates for a FGD unit at R.M. Schahfer Generating Station Unit 14 and associated common facilities for Units 14 and 15. On December 28, 2011, the IURC issued an order for the Phase I projects estimated to cost $500 million and granting the requested ratemaking and accounting relief associated with these Phase I projects. On November 9, 2011, Northern Indiana filed with the IURC a stipulation and settlement agreement with the OUCC and the Industrial Group resolving all issues regarding the Phase II projects, which includes all remaining projects with the exception of those projects related to Michigan City Generating Station Unit 12. The motion also requested the establishment of and a procedural schedule for a new Phase III for the Unit 12 projects. The evidentiary hearing was held for the Phase II projects at the IURC on December 14, 2011. On February 15, 2012, the IURC approved the stipulation and settlement agreement. The establishment of a Phase III in this proceeding occurred in response to the fact that on October 20, 2011 and October 21, 2011, the OUCC and the Industrial Group, respectively, filed testimony in opposition of the proposed construction of a FGD unit on Michigan City Generating Station Unit 12.On February 14, 2012, the IURC set a procedural schedule for the Phase III projects.

On February 7, 2012, Northern Indiana filed ECR-19 and EER-9, the filing implementing the ECT, which included $109.6 million of net capital expenditures and operation and maintenance and depreciation expenses of $32.6 million for the period ended December 31, 2011.

9.        Risk Management and Energy Marketing Activities

NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas and power price volatility and to secure forward natural gas and power prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate borrowings. NiSource designates many of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure or sell natural gas or power. These forward physical contracts are derivatives which may qualify for the normal purchase and normal sales exception which would not require mark-to-market accounting.

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

Unrealized and realized gains and losses are recognized each period as components of accumulated other comprehensive income (loss), regulatory assets and liabilities or earnings depending on the designation of the derivative instrument. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to accumulated other comprehensive income (loss) and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period together with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back to customers in revenues through rates. When gains and losses are recognized in earnings, they are recognized in revenues or cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.

NiSource has elected not to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the right to return cash collateral within “Other accruals” on the Consolidated Balance Sheets.

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

Columbia of Kentucky, Columbia of Ohio and Columbia of Pennsylvania enter into contracts that allow counterparties the option to sell gas to them at first of the month prices for a particular month of delivery. These Columbia LDCs charge the counterparties a fee for this option. The changes in the fair value of the options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These Columbia LDCs defer a portion of the change in the fair value of the options as either a regulatory asset or liability based on the regulatory customer sharing mechanisms in place, with the remaining changes in fair value recognized currently in earnings.

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

NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are marked-to-market with all associated gains and losses recognized to income. NiSource established a reserve of $25.6 million and $6.4 million against certain derivatives as of December 31, 2011 and December 31, 2010, respectively. This amount represents reserves related to the creditworthiness of certain customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $136.8 million at December 31, 2011 and $154.4 million at December 31, 2010, while the financial derivative contracts marked-to-market had a fair value loss of $155.5 million at December 31, 2011, and $137.5 million at December 31, 2010. The $137.5 million loss at December 31, 2010 did not include approximately $10.3 million of January 2011 financial positions as these positions were settled in December 2010. During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business.

On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses of $46.4 million, for a total restricted cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the court-designated replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of December 31, 2011, NiSource affiliates reserved the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.

Commodity price risk program derivative contracted gross volumes are as follows:

	December 31, 2011	December 31, 2010
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	26.1	28.4
Price Protection Service program derivatives (MMDth)	1.0	1.6
DependaBill program derivatives (MMDth)	0.3	0.4
Regulatory incentive program derivatives (MMDth)	0.9	2.0
Gas marketing program derivatives (MMDth)(a)	28.5	48.2
Gas marketing forward physical derivatives (MMDth)(b)	27.1	48.0
Electric energy program FTR derivatives (mw)(c)	8,578.5	8,279.1

(a)    Basis contract volumes not included in the above table were 15.9 MMDth and 42.0 MMDth as of December 31, 2011 and December 31, 2010, respectively.

(b)    Basis contract volumes not included in the above table were 29.9 MMDth and 52.1 MMDth as of December 31, 2011 and December 31, 2010, respectively.

(c)    Megawatt hours reported in thousands

Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of December 31, 2011, NiSource had $6.6 billion of outstanding fixed rate debt, of which $500.0 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the twelve months ended December 31, 2011 and 2010.

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

Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of December 31, 2011, accumulated other comprehensive loss includes $11.3 million related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

As of December 31, 2011, NiSource holds a 47.5% interest in Millennium. During 2008, Millennium entered into various interest rate swap agreements in order to protect against the risk of increasing interest rates. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027, and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under its credit agreement, terminated the sponsor guarantee and cash settled the interest rate hedges. These interest rate hedges were primarily accounted for as cash flow hedges by Millennium. As NiSource accounts for Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss of $19.7 million, net of tax, related to these terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates at the Statements of Consolidated Income.

NiSource’s location and fair value of derivative instruments on the Consolidated Balance Sheets were:

Asset Derivatives (in millions)	December 31, 2011	December 31, 2010

Balance Sheet Location	Fair Value (a)	Fair Value

Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$-	$-
Price risk management assets (noncurrent)	56.7	61.1

Total derivatives designated as hedging instruments	$56.7	$61.1

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$141.8	$159.5
Price risk management assets (noncurrent)	150.0	179.2

Total derivatives not designated as hedging instruments	$291.8	$338.7

Total Asset Derivatives	$348.5	$399.8

(a) During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million ($4.6 million current and $18.0 million noncurrent) on certain assets related to the wind down of the unregulated natural gas marketing business. The non-designated price risk asset amounts above are shown gross and have not been adjusted for the reserve.

Liability Derivatives (in millions)	December 31, 2011	December 31, 2010

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$0.4	$1.0
Price risk management liabilities (noncurrent)	0.1	0.2

Total derivatives designated as hedging instruments	$0.5	$1.2

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$167.4	$172.9
Price risk management liabilities (noncurrent)	138.8	181.4

Total derivatives not designated as hedging instruments	$306.2	$354.3

Total Liability Derivatives	$306.7	$355.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

The effect of derivative instruments on the Statements of Consolidated Income were:

Derivatives in Cash Flow Hedging Relationships

Twelve Months Ended (in millions)

	00000000000000	00000000000000	00000000000000
	Amount of Gain
	Recognized in OCI on
	Derivative (Effective Portion)
Derivatives in Cash Flow
Hedging Relationships	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Commodity price risk programs	$-	$0.1	$117.3
Interest rate risk activities	1.6	1.5	1.5

Total	$1.6	$1.6	$118.8

	Amount of Gain (Loss)
	Reclassified from AOCI into
Location of Gain (Loss)	Income (Effective Portion)
Reclassified from AOCI into Income (Effective Portion)	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Cost of sales	$1.1	$1.2	$(89.4)
Interest expense, net	(2.6)	(2.6)	-

Total	$(1.5)	$(1.4)	$(89.4)

Twelve Months Ended (in millions)

	0000000000	0000000000	0000000000	0000000000
Amount of Gain
Recognized in Income
	Location of Gain	of Derivative (Ineffective
	Recognized in Income	Portion and Amount Excluded
	on Derivative (Ineffective	from Effectiveness Testing)
Derivatives in Cash Flow	Portion and Amount Excluded	Dec. 31,	Dec. 31,	Dec. 31,
Hedging Relationships	from Effectiveness Testing)	2011	2010	2009
Commodity price risk programs	Cost of Sales	$-	$-	$-
Interest rate risk activities	Interest expense, net	-	-	-

Total		$-	$-	$-

It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.7 million of loss, net of taxes.

Derivatives in Fair Value Hedging Relationships

	000000000000	000000000000	000000000000	000000000000
Twelve Months Ended (in millions)
	Location of Loss	Amount of Loss Recognized
Derivatives in Fair Value	Recognized in Income	in Income on Derivatives
Hedging Relationships	on Derivatives	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Interest rate risk activities	Interest expense, net	$(4.4)	$(8.7)	$(29.5)

Total		$(4.4)	$(8.7)	$(29.5)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Twelve Months Ended (in millions)

	000000000000	000000000000	000000000000	000000000000
	Location of Gain	Amount of Gain Recognized in Income on
Hedged Item in Fair Value	Recognized in Income on	Related Hedged Items
Hedge Relationships	Related Hedged Item	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Interest rate risk activities	Interest expense, net	$4.4	$8.7	$29.5

Total		$4.4	$8.7	$29.5

Derivatives not designated as hedging instruments

Twelve Months Ended (in millions)

	000000000000	000000000000	000000000000	000000000000
		Amount of Realized/Unrealized
		Gain (Loss) Recognized in
	Location of Gain (Loss)	Income on Derivatives *
Derivatives Not Designated as	Recognized in Income	Dec. 31,	Dec. 31,	Dec. 31,
Hedging Instruments	on Derivatives	2011	2010	2009
Commodity price risk programs	Gas Distribution revenues	$-	$(55.6)	$(61.7)
Commodity price risk programs	Other revenues	62.6	115.3	172.0
Commodity price risk programs	Cost of Sales	(66.9)	(95.4)	70.5

Total		$(4.3)	$(35.7)	$180.8

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $33.9 million, $36.7 million, and $64.4 million for 2011, 2010 and 2009, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods up to twelve months per regulatory order.

NiSource has not made any material reclassifications to earnings from AOCI to Cost of Sales due to the probability that certain forecasted transactions would not occur for the twelve months ended December 31, 2011 and 2010. During the second quarter of 2009, NiSource reclassified $126.4 million ($75.1 million, net of tax) related to its cash flow hedges from accumulated other comprehensive income (loss) to Cost of Sales due to the probability that certain forecasted transactions would not occur related to the unregulated natural gas marketing business that NiSource had planned to sell.

NiSource’s derivative instruments measured at fair value as of December 31, 2011 and 2010 do not contain any credit-risk-related contingent features.

Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. As of December 31, 2011, the collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $1.9 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.

NiSource had $158.2 million and $198.3 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, respectively.

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

At December 31, 2011, consistent with prior periods, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. As of December 31, 2011, NiSource is a 99% limited partner with a net investment of approximately $1.5 million. Consistent with prior periods, NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low income housing properties. At December 31, 2011, gross assets of the low income housing real estate investments in continuing operations were $29.1 million. Current and non-current assets were $1.2 million and $27.9 million, respectively. As of December 31, 2011, NiSource recorded long-term debt of approximately $11.3 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.7 million of the assets are restricted to settle the obligations of the entity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

The following is a list of NiSource’s equity investments at December 31, 2011:

		% of Voting Power
Investee	Type of Investment	or Interest Held
The Wellingshire Joint Venture	General Partnership	50.0
Hardy Storage Company, L.L.C.	LLC Membership	50.0
Millennium Pipeline Company, L.L.C.	LLC Membership	47.5
House Investments - Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	12.2
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.2
Nth Power Technologies Fund II-A, L.P.	Limited Partnership	4.2
Nth Power Technologies Fund IV, L.P.	Limited Partnership	1.8

As the Millennium and Hardy Storage investments are considered integral to the Gas Transmission and Storage Operations business, the following table contains condensed summary financial data. These investments are accounted for under the equity method of accounting and, therefore, are not consolidated into NiSource’s Consolidated Balance Sheets and Statements of Consolidated Income. These investments are recorded within Unconsolidated Affiliates on the Consolidated Balance Sheets and NiSource’s portion of the results are reflected in Equity Earnings in Unconsolidated Affiliates on the Statements of Consolidated Income.

Given the immaterial nature of the other equity investments, a condensed summary of financial data was not determined to be necessary.

	000000000000	000000000000	000000000000
Year Ended December 31, (in millions)	2011	2010	2009
Millennium Pipeline
Statement of Income Data:
Net Revenues	$119.3	$103.9	$99.4
Operating Income	63.7	55.9	50.1
Net Income	20.5	22.1	25.5
Balance Sheet Data:
Total Assets	1,045.0	1,060.6	1,096.1
Total Liabilities	703.4	725.5	867.9
Total Members’ Equity	341.6	335.1	228.2

Hardy Storage
Statement of Income Data:
Net Revenues	$24.4	$23.9	$23.3
Operating Income	16.5	16.2	15.2
Net Income	9.7	9.0	7.9
Balance Sheet Data:
Total Assets	176.1	184.8	206.7
Total Liabilities	114.8	124.1	129.2
Total Members’ Equity	61.3	60.7	77.5

Equity in the retained earnings of Millennium and Hardy Storage at December 31, 2011 was $23.3 million and $6.0 million, respectively. Contributions to Millennium, Hardy Storage and other equity investees were $6.4 million, $87.9 million, and $26.4 million for 2011, 2010 and 2009, respectively. The decrease was the result of cash contributions required for Millennium’s refinancing during 2010. Millennium returned $14.3 million and $23.8 million of capital to Columbia Transmission during 2011 and 2010, respectively. Hardy Storage distributed $4.5 million and $12.9 million of earnings to NiSource during 2011 and 2010, respectively. Included in Millennium liabilities is a $2.2 million payable to NiSource as of December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

11.	Income Taxes

The components of income tax expense were as follows:

	000000000000	000000000000	000000000000
Year Ended December 31, (in millions)	2011	2010	2009
Income Taxes
Current
Federal	$(14.2)	$(61.8)	$(197.0)
State	(0.9)	3.2	(15.9)
Total Current	(15.1)	(58.6)	(212.9)
Deferred
Federal	151.8	182.4	332.2
State	31.4	17.4	52.2
Total Deferred	183.2	199.8	384.4
Deferred Investment Credits	(4.8)	(5.9)	(6.5)
Income Taxes from Continuing Operations	$163.3	$135.3	$165.0

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

	00000000	00000000	00000000	00000000	00000000	00000000
Year Ended December 31, (in millions)	2011		2010		2009
Book income from Continuing Operations before income taxes	$467.1		$420.5		$394.8
Tax expense at statutory federal income tax rate	163.5	35.0%	147.2	35.0%	138.2	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	20.1	4.3	12.5	3.0	23.7	6.0
Regulatory treatment of depreciation differences	(8.2)	(1.7)	(16.2)	(3.8)	5.6	1.4
Amortization of deferred investment tax credits	(4.8)	(1.0)	(5.9)	(1.4)	(6.5)	(1.6)
Nondeductible expenses	2.5	0.5	1.8	0.4	7.2	1.8
Employee Stock Ownership Plan Dividends	(3.1)	(0.7)	(2.9)	(0.7)	(2.2)	(0.6)
Regulatory treatment of AFUDC-Equity	(0.6)	(0.1)	(1.9)	(0.4)	(1.9)	(0.5)
Section 199 Electric Production Deduction	-	-	-	-	(1.2)	(0.3)
Tax accrual adjustments and other, net	(6.1)	(1.3)	0.7	0.1	2.1	0.6
Income Taxes from Continuing Operations	$163.3	35.0%	$135.3	32.2%	$165.0	41.8%

The effective income tax rates were 35.0%, 32.2% and 41.8% in 2011, 2010 and 2009, respectively. The 2.8% increase in overall effective tax rate in 2011 versus 2010 was due to 2010 rate settlements allowing the flow through of certain tax benefits in rates. In addition, the 2011 effective tax rate increased by 1.5% for the change in Indiana state taxes, discussed below. In 2009, the Company recorded in its tax provision the impact of certain nondeductible expenses, which increased tax expense $5.3 million, and additional deferred income tax expense of $9.7 million related primarily to state income tax apportionment changes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

On August 19, 2011, the IRS issued Revenue Procedure 2011-43, which provided a safe harbor method that taxpayers may use to determine whether certain expenditures related to electric transmission and distribution assets must be capitalized. This revenue procedure provided procedures for obtaining automatic consent from the IRS to adopt the safe harbor method for the first or second taxable year beginning after December 30, 2010. NiSource changed its method of tax accounting related to certain expenditures, including those related to electric transmission and distribution assets in 2008. At December 31, 2011 and 2010, NiSource had $80.9 million and $107.4 million, respectively, of unrecognized tax benefits related to this method change pending resolution on audit or further guidance from the IRS or United States Treasury Department. As a result of the issuance of the revenue procedure NiSource revised its estimates and recorded tax benefits of $12.9 million in the third quarter of 2011. Excluding minor amounts of interest, the revision of estimate did not impact total income tax expense.

On May 12, 2011, the governor of Indiana signed into law House Bill 1004, which among other things, lowers the corporate income tax rate from 8.5% to 6.5% over four years beginning on July 1, 2012. The reduction in the tax rate will impact deferred income taxes and tax related regulatory assets and liabilities recoverable in the rate making process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to Indiana net operating loss carry forward, will be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the second quarter 2011, NiSource recorded tax expense of $6.8 million to reflect the effect of this rate change. The expense is largely attributable to the re-measurement of the Indiana net operating loss at the 6.5% rate. The majority of the Company’s tax temporary differences are related to Northern Indiana’s utility plant. The re-measurement of these temporary differences at 6.5% was recorded as a reduction of a regulatory asset.

In the fourth quarter of 2010, NiSource received permission from the IRS to change its method of accounting for capitalized overhead costs under Section 263A of the Internal Revenue Code. The change was effective for the 2009 tax year. The Company recorded a net long-term receivable of $31.5 million, net of uncertain tax positions, in the fourth quarter of 2010 to reflect this change. There was no material impact on the effective tax rate as a result of this method change. In 2011, the Company revised its calculation related to the change in method and recorded an increase to the net long-term receivable of $3.3 million, net of uncertain tax positions, to reflect the change in estimate. Excluding minor amounts of interest, the revision in estimate did not impact total income tax expense. NiSource expects the IRS to complete the audit of this issue when it completes the audits for the 2008 and 2009 tax years.

In the third quarter of 2010, NiSource recorded a $15.2 million reduction to income tax expense in connection with the Pennsylvania PUC approval of the Columbia of Pennsylvania base rate case settlement on August 18, 2010. The adjustment to income tax expense resulted from the settlement agreement to flow through in current rates the tax benefits related to a tax accounting method change for certain capitalized costs approved by the IRS. As a result of the Pennsylvania Commission Order on October 14, 2011, Columbia of Pennsylvania will continue to flow through in rates unamortized tax benefits of approximately $30 million through January 2014 related to the unit of property tax method change. The amortization of excess tax benefits was $6.0 million in 2011. On a prospective basis, Columbia of Pennsylvania will recognize deferred tax expense rather than flow through in rates the tax benefits resulting from this method change.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

	000000000000	000000000000
At December 31, (in millions)	2011	2010
Deferred tax liabilities
Accelerated depreciation and other property differences	$2,943.0	$2,671.0
Unrecovered gas and fuel costs	14.6	49.8
Other regulatory assets	858.8	936.2
Premiums and discounts associated with long-term debt	12.8	14.2
Total Deferred Tax Liabilities	3,829.2	3,671.2
Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(73.9)	(123.1)
Cost of removal	(557.9)	(503.3)
Pension and other postretirement/postemployment benefits	(369.8)	(539.0)
Environmental liabilities	(63.6)	(24.4)
Net operating loss carryforward	(250.3)	(121.6)
Other accrued liabilities	(45.7)	(80.5)
Other, net	(56.9)	(49.1)
Total Deferred Tax Assets	(1,418.1)	(1,441.0)
Net Deferred Tax Liabilities less Deferred Tax Assets	2,411.1	2,230.2
Less: Deferred income taxes related to current assets and liabilities (Note)	(130.8)	37.1
Non-Current Deferred Tax Liability	$2,541.9	$2,193.1

Note: Current deferred taxes is located in Prepayments and other for 2011 and in Other accruals for 2010 on the Consolidated Balance Sheets.

State income tax net operating loss benefits were recorded at their realizable value. NiSource anticipates it is more likely than not that it will realize $35.8 million and $35.2 million of these benefits as of December 31, 2011 and December 31, 2010, respectively, prior to their expiration. The remaining net operating loss carry forward represents a Federal carry forward of $214.5 million that will expire in 2031. The state amounts are primarily for Indiana, Pennsylvania, West Virginia and Kentucky. The loss carryforward periods expire in various tax years from 2023 through 2031.

The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

	000000000000	000000000000
(in millions)	2011	2010
Beginning net accumulated deferred tax liability	$2,230.2	$1,990.9
Deferred income tax expense for the period	183.2	199.8
Change in tax effects of income tax related regulatory assets and liabilities	3.2	27.1
Deferred taxes recorded to other comprehensive income/(loss)	1.0	(7.0)
Deferred taxes transferred to taxes accrued and other charges	(6.5)	19.4
Ending net accumulated deferred tax liability per above table	$2,411.1	$2,230.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	000000000000	000000000000	000000000000
Reconciliation of Unrecognized Tax Benefits (in millions)	2011	2010	2009
Unrecognized Tax Benefits - Opening Balance	$129.2	$117.7	$3.5
Gross increases - tax positions in prior period	5.7	1.2	-
Gross decreases - tax positions in prior period	(29.6)	(8.2)	(0.2)
Gross increases - current period tax positions	-	18.5	114.4
Unrecognized Tax Benefits - Ending Balance	$105.3	$129.2	$117.7
Offset for outstanding IRS refunds	(87.9)	(114.2)	(105.4)
Offset for state net operating loss carryforwards	(13.3)	(17.2)	(15.6)
Balance - Net of Refunds and NOL Carryforwards	$4.1	$(2.2)	$(3.3)

As discussed above, NiSource was granted permission to change its tax method of accounting for capitalizing certain costs and has taken certain positions related to this change in its 2008 income tax return. NiSource’s determination of what constitutes a capital cost versus ordinary expense will be reviewed upon audit by the IRS and may be subject to subsequent adjustment. As such, the status of this tax return position is uncertain at this time. During 2009, NiSource added $114.4 million to its liability for unrecognized tax benefits for uncertain tax positions related to this issue. On August 19, 2011, the IRS issued Revenue Procedure 2011-43, which provided a safe harbor method that taxpayers may use to determine whether certain expenditures related to electric transmission and distribution assets must be capitalized. This revenue procedure provided procedures for obtaining automatic consent from the IRS to adopt the safe harbor method for the first or second taxable year beginning after December 30, 2010. As a result of the issuance of the revenue procedure, NiSource revised its estimates and recorded tax benefits of $12.9 million in the third quarter of 2011. Excluding minor amounts of interest, the revision in estimate did not impact total income tax expense. At December 31, 2011, unrecorded federal and state benefits, including interest, were $80.9 million for this position.

In 2010, NiSource received permission to change its method of accounting for capitalizing overhead costs. This method change will be subject to audit as well. The Company recorded an unrecognized tax benefit related to this uncertain tax position of $17.6 million in 2010. In 2011, this estimate was revised to $19.9 million.

Offsetting the liability for unrecognized tax benefits are $101.2 million of related outstanding tax receivables and state net operating loss carryforwards resulting in a net balance of $4.8 million, including interest, related to the tax method change issues. NiSource anticipates it will settle the entire tax position, including interest, at the completion of the IRS audit of the 2008 and 2009 returns.

Except as discussed above, there have been no other material changes in 2011 to NiSource’s uncertain tax positions recorded as of December 31, 2010.

The total amount of unrecognized tax benefits at December 31, 2011, 2010 and 2009 that, if recognized, would affect the effective tax rate is $2.4 million, $3.9 million and $2.9 million, respectively. As of December 31, 2010, NiSource did not anticipate any significant changes to its liability for unrecognized tax benefits over the twelve months ended December 31, 2011, and NiSource does not anticipate any significant changes to its December 31, 2011 liability for unrecognized tax benefits over the twelve months ended December 31, 2012.

NiSource recognizes accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities, and tax penalties in income tax expense. With respect to its unrecognized tax benefits, NiSource recorded $(0.1) million, $0.1 million and $0.1 million in interest expense in the Statement of Consolidated Income for the periods ended December 31, 2011, 2010 and 2009, respectively. For the periods ended December 31, 2011 and December 31, 2010, NiSource reported $0.7 million and $0.8 million, respectively, of accrued interest payable on unrecognized tax benefits on its Consolidated Balance Sheets. There were no accruals for penalties recorded in the Statement of

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Consolidated Income for the periods ended December 31, 2011, December 31, 2010 and December 31, 2009 and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010.

NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, Louisiana, Mississippi, Maryland, Tennessee, New Jersey and New York.

Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. As of December 31, 2011, tax years through 2007 have been audited and are effectively closed to further assessment. The audit of tax years 2008 and 2009 began on June 2, 2011.

The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. As of December 31, 2011, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established represents a long-term view and are as follows:

Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Welfare Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	25%	45%	35%	55%
International Equities	15%	25%	15%	25%
Fixed Income	15%	45%	20%	50%
Real Estate/Alternative Investments	5%	20%	0%	0%
Short-Term Investments	0%	10%	0%	10%

Pension Plan and Postretirement Plan Asset Mix at December 31, 2011 and December 31, 2010:

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2011	Assets	12/31/2011
	Asset	% of Total	Asset	% of Total
Asset Class	Value	Assets	Value	Assets
Domestic Equities	$788.6	37.8%	$149.7	45.4%
International Equities	427.3	20.5%	60.0	18.2%
Fixed Income	618.7	29.6%	117.1	35.5%
Real Estate/Alternative Investments	219.8	10.5%	-	-
Cash/Other	33.4	1.6%	3.0	0.9%
Total	$2,087.8	100.0%	$329.8	100.0%

			Postretirement
	Defined Benefit		Welfare Plan
(in millions)	Pension Assets	12/31/2010	Assets	12/31/2010
	Asset	% of Total	Asset	% of Total
Asset Class	Value	Assets	Value	Assets
Domestic Equities	$730.5	38.5%	$148.8	45.5%
International Equities	416.3	21.9%	66.1	20.2%
Fixed Income	543.1	28.6%	110.0	33.7%
Real Estate/Alternative Investments	200.0	10.5%	-	-
Cash/Other	10.1	0.5%	1.9	0.6%
Total	$1,900.0	100.0%	$326.8	100.0%

The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Benefits Committee. Alternative investments consist primarily of private equity and hedge fund investments. As of December 31, 2011, $670.2 million of defined benefit pension assets and $21.3 million of other postretirement benefit assets included in international equities, domestic equities or fixed income asset classes in the table above would be considered alternative investments, in addition to those investments in the real estate/alternative investments asset class. As of December 31, 2010, $555.3 million of defined benefit pension assets and $22.1 million of other postretirement benefit assets included in international equities, domestic equities or fixed income asset classes in the table above would be considered alternative investments, in addition to those investments in the real estate/alternative investments asset class. Alternative investments are considered investments not listed on national exchanges or over-the-counter markets, or for which quoted market prices are not available from sources such as financial publications or the exchanges.

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

Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the Master Trust and OPEB investment assets at fair value as of December 31, 2011 and 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Total Master Trust and OPEB investment assets at fair value classified within Level 3 were $ 326.8 million and $ 314.1 million as of December 31, 2011 and December 31, 2010, respectively. Such amounts were approximately 14% of the Master Trust and OPEB’s total investments as reported on the statement of net assets available for benefits at fair value as of December 31, 2011 and December 31, 2010.

Investments with maturities of three months or less when purchased are considered cash equivalents and are normally included in the fair value measurements hierarchy as Level 1. Equity securities, mutual funds, and U.S treasuries whose prices are obtained from quoted prices in active markets are also classified as Level 1. In cases where equity securities are not actively traded, they are reflected as Level 2 or Level 3 depending on the specific security and how active the market is for the respective security. The fair values of most fixed income securities are based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are generally categorized as Level 2. Commingled funds are maintained by investment companies that hold certain investments in accordance with a stated set of fund objectives, and the values of the majority of these commingled funds are not publicly quoted and must trade through a broker. Commingled funds that hold underlying investments that have prices which are derived from the quoted prices in active markets are classified as Level 2. Commingled funds that hold underlying investments that have prices which are not derived from the quoted prices in active markets are classified as Level 3. These investments are often valued by investment managers on a periodic basis using pricing models that use market, income, and cost valuation methods. In addition, NiSource’s investment in hedge funds, private equity partnerships, and real estate assets are also valued by investment managers on a periodic basis using pricing models that use market, income, and cost valuation methods and are classified as Level 3.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Fair Value Measurements at December 31, 2011:

		Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable	Unobservable
(in millions)	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Pension plan assets:
Cash	$10.4	$10.4	$-	$-
Equity securities
U.S. equities	631.0	630.9	0.1	-
International equities	144.0	143.0	1.0	-
Fixed income securities
Government	133.5	91.2	41.8	0.5
Corporate	101.7	-	101.7	-
Mortgages/Asset backed securities	115.6	-	114.4	1.2
Other fixed income	0.4	-	0.3	0.1
Commingled funds
Short-term money markets	66.5	-	66.5	-
U.S. equities	125.8	-	125.8	-
International equities	278.5	-	278.5	-
Fixed income	265.8		160.4	105.4
Hedge fund of funds
Multi-strategy (a)	49.4	-	-	49.4
Equities-market neutral (b)	33.0	-	-	33.0
Private equity limited partnerships
U.S. multi-strategy (c)	61.1	-	-	61.1
International multi-strategy (d)	42.5	-	-	42.5
Distressed opportunities	12.7	-	-	12.7
Real estate	20.9	-	-	20.9
Pension plan assets subtotal	2,092.8	875.5	890.5	326.8
Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	2.9	-	2.9	-
U.S. equities	21.3	-	21.3	-
Mutual funds				-
U.S. equities	127.4	127.4	-	-
International equities	61.8	61.8	-	-
Fixed income	116.4	116.4	-	-
Other postretirement benefit plan assets subtotal	329.8	305.6	24.2	-
Due to brokers, net (e)	(38.7)
Accrued investment income/dividends	3.7
Receivables/payables	30.0
Total pension and other post-retirement benefit plan assets	$2,417.6	$1,181.1	$914.7	$326.8

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

(e)	This class represents pending trades with brokers.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2011:

	Balance at January 1, 2011	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2011
Equity securities
U.S. equities	$0.1	$-	$-	$-	$(0.1)	$-
Fixed income securities
Government	0.6	-	-	(0.1)	-	0.5
Corporate	0.4	(0.5)	0.1	-	-	-
Mortgages/Asset backed securities	0.5	(0.2)	0.5	-	0.4	1.2
Other fixed income	0.5	-	0.5	(0.9)	-	0.1
Commingled funds
Fixed income	111.4	(0.1)	2.0	(7.9)	-	105.4
Hedge fund of funds
Multi-strategy	49.0	0.4	-	-	-	49.4
Equities-market neutral	31.5	1.5	-	-	-	33.0
Private equity limited partnerships
U.S. multi-strategy	58.8	(4.6)	14.3	(7.4)	-	61.1
International multi-strategy	36.2	2.3	5.2	(1.2)	-	42.5
Distressed opportunities	9.3	(0.4)	4.5	(0.7)	-	12.7
Real estate	15.8	2.0	3.1	-	-	20.9
Total	$314.1	$0.4	$30.2	$(18.2)	$0.3	$326.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Fair Value Measurements at December 31, 2010:

		Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable	Unobservable
(in millions)	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Pension plan assets:
Cash	$9.2	$9.2	$-	$-
Equity securities
U.S. equities	627.0	626.9	-	0.1
International equities	141.3	140.6	0.7	-
Fixed income securities
Government	85.3	46.5	38.2	0.6
Corporate	132.2	-	131.8	0.4
Mortgages/Asset backed securities	111.4	-	110.9	0.5
Other fixed income	4.1	0.2	3.4	0.5
Commingled funds
Short-term money markets	50.5	-	50.5	-
U.S. equities	65.1	-	65.1	-
International equities	261.4	-	261.4	-
Fixed income	228.8	-	117.4	111.4
Hedge fund of funds
Multi-strategy (a)	49.0	-	-	49.0
Equities-market neutral (b)	31.5	-	-	31.5
Private equity limited partnerships
U.S. multi-strategy (c)	58.8	-	-	58.8
International multi-strategy (d)	36.2	-	-	36.2
Distressed opportunities	9.3	-	-	9.3
Real Estate	15.8	-	-	15.8
Pension plan assets subtotal	1,916.9	823.4	779.4	314.1

Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	1.9	-	1.9	-
U.S. equities	22.2	-	22.2	-
Mutual funds
U.S. equities	126.7	126.7	-	-
International equities	66.1	66.1	-	-
Fixed income	109.9	109.9	-	-
Other postretirement benefit plan assets subtotal	326.8	302.7	24.1	-
Due to brokers, net (e)	(20.2)
Accrued investment income/dividends	4.0
Receivables/payables	(0.7)
Total pension and other post-retirement benefit plan assets	$2,226.8	$1,126.1	$803.5	$314.1

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

(c) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily in the United States.

(d) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily outside the United States.

(e)	This class represents pending trades with brokers.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2010:

	Balance at January 1, 2010	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2010
Equity securities
U.S. equities	$-	$0.2	$-	$-	$(0.1)	$0.1
Fixed income securities
Government	1.2	-	-	(0.6)	-	0.6
Corporate	2.7	0.5	-	(1.0)	(1.8)	0.4
Mortgages/Asset backed securities	1.2	(0.6)	0.5	(0.3)	(0.3)	0.5
Other fixed income	1.6	0.1	0.8	(2.0)	-	0.5
Commingled funds
Fixed income	111.8	10.6	-	(11.0)	-	111.4
Hedge fund of funds
Multi-strategy	34.9	4.1	10.0	-	-	49.0
Equities-market neutral	33.3	(1.8)	-	-	-	31.5
Private equity limited partnerships
U.S. multi-strategy	56.5	(0.7)	13.3	(10.3)	-	58.8
International multi-strategy	27.3	3.2	6.4	(0.7)	-	36.2
Distress opportunities	8.3	(0.9)	4.0	(2.1)	-	9.3
Real estate	8.9	0.4	7.7	(1.2)	-	15.8
Total	$287.7	$15.1	$42.7	$(29.2)	$(2.2)	$314.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure.     The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	00000000000	00000000000	00000000000	00000000000
	Pension Benefits		Other Postretirement Benefits
(in millions)	2011	2010	2011	2010
Change in projected benefit obligation (a)
Benefit obligation at beginning of year	$2,478.4	$2,356.0	$756.0	$731.2
Service cost	37.5	39.1	9.9	9.8
Interest cost	119.5	125.7	38.6	41.4
Plan participants’ contributions	-	-	7.0	6.3
Plan amendments	0.2	0.5	(0.5)	1.4
Actuarial loss (gain)	122.5	144.5	30.8	20.1
Benefits paid	(197.4)	(187.4)	(56.4)	(55.1)
Estimated benefits paid by incurred subsidy	-	-	0.9	0.9
Projected benefit obligation at end of year	$2,560.7	$2,478.4	$786.3	$756.0

Change in plan assets
Fair value of plan assets at beginning of year	$1,900.0	$1,681.5	$326.8	$286.5
Actual return on plan assets	(8.3)	244.1	(1.2)	39.1
Employer contributions	393.5	161.8	53.6	50.0
Plan participants’ contributions	-	-	7.0	6.3
Benefits paid	(197.4)	(187.4)	(56.4)	(55.1)
Fair value of plan assets at end of year	$2,087.8	$1,900.0	$329.8	$326.8

Funded Status at end of year	$(472.9)	$(578.4)	$(456.5)	$(429.2)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$-	$-	$31.5	$32.9
Current liabilities	(3.3)	(3.3)	(21.1)	(17.8)
Noncurrent liabilities	(469.6)	(575.1)	(466.9)	(444.3)
Net amount recognized at end of year (b)	$(472.9)	$(578.4)	$(456.5)	$(429.2)

Amounts recognized in accumulated othercomprehensive income or regulatory asset/liability (c)
Unrecognized transition asset obligation	$-	$-	$1.7	$2.9
Unrecognized prior service cost	(6.0)	(6.0)	(4.3)	(4.4)
Unrecognized actuarial loss	1,113.6	871.4	192.2	140.2
	$1,107.6	$865.4	$189.6	$138.7

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

(c) NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $1,244.2 million and zero, respectively, as of December 31, 2011, and $962.7 million and $1.9 million, respectively, as of December 31, 2010 that would otherwise have been recorded to accumulated other comprehensive income (loss).

NiSource’s accumulated benefit obligation for its pension plans was $2,523.5 million and $2,429.5 million as of December 31, 2011 and 2010, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

NiSource pension plans were underfunded by $472.9 million at December 31, 2011 compared to being underfunded at December 31, 2010 by $578.4 million. The improvement in funded status was due primarily to an increase in employer contributions in 2011, partially offset by unfavorable asset returns and a decrease in the discount rate. NiSource contributed $393.5 million and $161.8 million to its pension plans in 2011 and 2010, respectively.

NiSource’s funded status for its other postretirement benefit plans declined by $27.3 million to an underfunded status of $456.5 million due primarily to unfavorable asset returns and a decrease in discount rate. NiSource contributed approximately $53.6 million and $50.0 million to its other postretirement benefit plans in 2011 and 2010, respectively. No amounts of NiSource’s pension or other postretirement plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2012.

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

The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31:

	000000000000	000000000000	000000000000	000000000000
	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	4.60%	5.00%	4.88%	5.29%
Rate of Compensation Increases	4.00%	4.00%	-	-
Health Care Trend Rates
Trend for Next Year	-	-	7.50%	8.00%
Ultimate Trend	-	-	5.00%	5.00%
Year Ultimate Trend Reached	-	-	2017	2017

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	000000000000	000000000000
	1% point	1% point
(in millions)	increase	decrease
Effect on service and interest components of net periodic cost	$4.2	$(3.8)
Effect on accumulated postretirement benefit obligation	60.3	(54.8)

NiSource expects to make contributions of approximately $3.3 million to its pension plans and approximately $51.7 million to its postretirement medical and life plans in 2012.

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure NiSource’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees:

	000000000000	000000000000	000000000000
		Other	Federal
	Pension	Postretirement	Subsidy
(in millions)	Benefits	Benefits	Receipts
Year(s)
2012	$212.1	$54.4	$1.4
2013	220.2	54.9	1.7
2014	223.8	55.7	1.9
2015	217.7	56.1	2.0
2016	230.3	56.6	2.1
2017-2021	1,063.0	291.8	9.8

The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost (Income)
Service cost	$37.5	$39.2	$36.0	$9.9	$9.8	$8.8
Interest cost	119.5	125.7	143.1	38.6	41.4	47.7
Expected return on assets	(167.0)	(143.7)	(121.8)	(26.6)	(23.8)	(16.9)
Amortization of transitional obligation	-	-	-	1.2	1.3	8.0
Amortization of prior service cost	0.2	2.0	3.9	(0.5)	1.1	1.0
Recognized actuarial loss	55.7	57.8	65.8	6.6	6.7	7.8
Net Periodic Benefit Costs	45.9	81.0	127.0	29.2	36.5	56.4

Additional loss recognized due to:
Settlement loss	-	1.3	-	-	-	-
Total Net Periodic Benefits Cost	$45.9	$82.3	$127.0	$29.2	$36.5	$56.4

NiSource recognized cost of $45.9 million for its pension plans in 2011 compared to cost of $82.3 million in 2010 due primarily to favorable long-term expected returns on plan assets in 2010 and increased employer contributions in 2010 compared to 2009. For its other postretirement benefit plans, NiSource recognized $29.2 million in cost in 2011 compared to $36.5 million in cost in 2010 due primarily to favorable returns on plan assets in 2010. For 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

and 2010, pension and other postretirement benefit cost of approximately $58.3 million and $6.2 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.

The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	5.00%	5.54%	6.92%	5.29%	5.86%	6.92%
Expected Long-Term Rate of Return on Plan Assets	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Rate of Compensation Increases	4.00%	4.00%	4.00%	-	-	-

NiSource believes it is appropriate to assume an 8.75% rate of return on pension plan assets for its calculation of 2011 pension benefits cost. This is primarily based on asset mix and historical rates of return.

The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	0000000000	0000000000	0000000000	0000000000
	Pension Benefits		Other Postretirement Benefits
(in millions)	2011	2010	2011	2010
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Settlements	-	(1.3)	-	-
Net prior service cost/(credit)	0.2	0.4	(0.5)	1.4
Net actuarial (gain)/loss	297.9	44.1	58.7	4.9
Less: amortization of transitional (asset)/obligation	-	-	(1.3)	(1.3)
Less: amortization of prior service cost	(0.2)	(2.0)	0.5	(1.1)
Less: amortization of net actuarial (gain) loss	(55.7)	(57.8)	(6.6)	(6.8)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$242.2	$(16.6)	$50.8	$(2.9)

Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$288.1	$65.7	$80.0	$33.6

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost (credit), and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2012 for the pension plans are $81.2 million, $0.2 million and zero, respectively, and for other postretirement benefit plans are $9.5 million, $(0.5) million and $1.2 million, respectively.

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

As of December 31, 2011, NiSource and Northern Indiana had no preferred shares outstanding. All of NiSource’s retained earnings at December 31, 2011 are free of restrictions.

14.	Common Stock

As of December 31, 2011, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.

Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.92 per share for the 2011, 2010 and 2009 years. By unanimous written consent dated January 27, 2012, the Board declared a quarterly common dividend of $0.23 per share, payable on February 20, 2012 to holders of record on February 6, 2012.

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

In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. Settlement of the Forward Agreements is expected to occur no later than September 10, 2012. Subject to certain exceptions, NiSource may elect cash or net share settlement for all or a portion of its obligations under the Forward Agreements. Upon any physical settlement of the Forward Agreements, NiSource will deliver shares of its common stock in exchange for cash proceeds at the forward sale price, which initially is $15.9638 and is subject to adjustment as provided in the Forward Agreements. The equity forward initial forward price represents the public offering price of $16.50 per share, net of underwriting discounts and commissions. If the equity forward had been settled by delivery of shares at December 31, 2011, the Company would have received approximately $357.2 million based on a forward price of $14.7224 for the 24,265,000 shares. The Company currently anticipates settling the equity forward by delivering shares.

In accordance with ASC 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity, NiSource has classified the Forward Agreements as an equity transaction. As a result of this classification, no amounts have been recorded in the consolidated financial statements as of and for the period ended December 31, 2011 in connection with the Forward Agreements. The only impact to the Consolidated Financial Statements is the inclusion of incremental shares within the calculation of fully diluted EPS under the treasury stock method. Refer to Note 1-M, “Earnings Per Share,” for additional information.

15.	Share-Based Compensation

Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (1994 Plan). The 1994 Plan, as amended and restated, permits the following types of grants, separately or in combination: nonqualified stock options, incentive stock options, restricted stock awards, stock appreciation rights, restricted stock units, contingent stock units and dividend equivalents payable on grants of options, performance shares and contingent stock awards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

The Stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides that the number of shares of common stock of the Company available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason and no further awards are permitted to be granted under the 1994 Plan or the Director Plan. The types of awards authorized under the Omnibus Plan do not significantly differ from those previously allowed under the 1994 Plan. As of December 31, 2011, there were 8,315,014 shares reserved for future awards under the Omnibus Plan.

NiSource recognized stock-based employee compensation expense of $13.4 million, $11.2 million and $9.6 million during the years of 2011, 2010 and 2009, respectively, as well as related tax benefits of $4.7 million, $3.7 million and $4.0 million, respectively.

As of December 31, 2011, the total remaining unrecognized compensation cost related to nonvested awards amounted to $13.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

Stock Options. Option grants may be awarded with an exercise price equal to the average of the high and low market price on the day of the grant. As of December 31, 2011, the weighted average remaining contractual life of the options outstanding and exercisable was 1.9 years. Stock option transactions for the year ended December 31, 2011 were as follows:

		Weighted Average
	Options	Option Price ($)
Outstanding at December 31, 2010	4,097,635	22.51
Granted	-	-
Exercised	(423,577)	20.70
Cancelled	(855,343)	24.81
Outstanding at December 31, 2011	2,818,715	22.09
Exercisable at December 31, 2011	2,818,715	22.09

No options were granted during the years ended December 31, 2011, 2010, and 2009. As of December 31, 2011, the aggregate intrinsic value for the options outstanding and exercisable was $4.9 million. During 2011, cash received from the exercise of options was $8.8 million and a tax benefit of $0.2 million was realized. No options were exercised during 2010 and 2009.

Restricted Stock Units. In 2011, NiSource granted restricted stock units of 142,593, subject to service conditions. The total grant date fair value of the restricted units was $2.4 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 120,355 units lapse on January 2014 when 100% of the units vest. If before January 2014, the employee terminates employment due to (1) Retirement or Disability (as defined in the award agreement), or (2) the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested restricted unties will immediately vest. Termination due to any other reason will result in all restricted units awarded being forfeited effective on the employee’s date of termination. The service conditions lapse for the remaining 22,236 units between March 2012 and July 2014. As of December 31, 2011, 139,540 nonvested restricted stock units were granted and outstanding for the 2011 award.

In 2010, NiSource granted restricted stock units of 265,134, subject to service conditions. The total grant date fair value of the restricted units was $3.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 212,428 units

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

lapse on January 2013 when 100% of the units vest. If before January 2013, the employee terminates employment due to (1) Retirement or Disability (as defined in the award agreement), or (2) the employment conditions will lapse with respect to a pro rata portion of the restricted units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested restricted units will immediately vest. Termination due to any other reason will result in all restricted units awarded being forfeited effective on the employee’s date of termination. The service conditions lapse for the remaining 52,706 units between August 2012 and December 2014. As of December 31, 2011, 239,110 nonvested restricted stock units were granted and outstanding for the 2010 award.

In 2009, NiSource granted restricted stock units of 335,068, subject to service conditions. The total grant date fair value of the restricted units was $2.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period of approximately three years. The service conditions for 313,568 units lapsed on January 2012. The service conditions lapse for the remaining 21,500 units between August 2012 and June 2014. As of December 31, 2011, 275,904 nonvested restricted stock units were granted and outstanding for the 2009 award.

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2010	762,541	11.26
Granted	142,593	17.13
Forfeited	(50,071)	9.95
Vested	(200,509)	14.62

Nonvested and expected to vest at December 31, 2011	654,554	11.61

Time-accelerated Awards. NiSource awarded restricted shares and restricted stock units that contain provisions for time-accelerated vesting to key executives under the 1994 Plan. Most of these awards were issued in January 2003 and January 2004. These awards of restricted stock or restricted stock units generally vested over a period of six years or, in the case of restricted stock units, at age 62 if an employee would become age 62 within six years, but not less than three years. If certain predetermined criteria involving measures of total shareholder return had been met, as measured at the end of the third year after the grant date, the awards would have vested at the end of the third year. The total shareholder return measures established were not met; therefore, these grants did not have an accelerated vesting period. During the first quarter of 2010, all awards with time-accelerated vesting provisions vested due to the lapse of service conditions. There was no activity related to restricted shares and restricted stock units that contain provisions for time-accelerated vesting for the year ended December 31, 2011.

Performance Shares. In 2011, NiSource granted 749,237 performance shares subject to performance conditions. The grant date fair-value of the awards was $12.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2014 when the shares vest provided the performance criteria are satisfied. If the employee terminates employment before January 28, 2014 due to (1) Retirement or Disability (as defined in the award agreement), or (2) the employment conditions will lapse with respect to a pro rata portion of the performance shares on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination. As of December 31, 2011, 692,997 nonvested performance shares were granted and outstanding for the 2011 award.

In 2010, NiSource granted 662,969 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $8.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2013 when 100% of the shares vest provided the performance criteria is satisfied. If the employee terminates employment before January 31, 2013 due to (1) Retirement or Disability (as defined by the award agreement), or (2) the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. In the event of a Change-in-Control (as defined by the award agreement), all unvested contingent stock units will immediately vest. Termination due to any other reason will result in all contingent units awarded being forfeited effective on the employee’s date of termination. As of December 31, 2011, 601,041 nonvested contingent stock units were granted and outstanding for the 2010 award.

In 2009, NiSource granted 940,707 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $7.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2012 when 100% of the shares vest provided the performance criteria are satisfied. If the employee terminates employment before January 31, 2012 due to (1) Retirement or Disability (as defined by the award agreement), or (2) the employment conditions will lapse with respect to a pro rata portion of the contingent units on the date of termination. In the event of a Change-in-Control (as defined by the award agreement), all unvestsed contingent stock units will immediately vest. Termination due to any other reason will result in all contingent units awarded being forfeited effective on the employee’s date of termination. As of December 31, 2011, 774,082 nonvested contingent stock units were granted and outstanding for the 2009 award.

	Contingent Awards	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2010	1,977,628	10.86
Granted	749,237	16.06
Forfeited	(296,344)	13.07
Vested	(362,401)	13.62

Nonvested and expected to vest at December 31, 2011	2,068,120	11.98

Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement of Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of December 31, 2011, 113,476 restricted stock units had been issued under the Omnibus Plan.

Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of December 31, 2011, 241,401 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be issued under the Director Plan.

401 (k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

profit sharing contributions of shares of common stock to eligible employees based on earnings results; and, effective January 1, 2010, eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the years ended December 31, 2011, 2010 and 2009, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $25.9 million, $19.7 million and $14.9 million, respectively.

16.	Long-Term Debt

NiSource Finance is a 100% owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in February 2000 under the laws of the state of Indiana. Prior to 2000, the function of NiSource Finance was performed by Capital Markets. NiSource Finance obligations are fully and unconditionally guaranteed by NiSource. Consequently no separate financial statements for NiSource Finance are required to be reported. No other NiSource subsidiaries guarantee debt.

On November 23, 2011, NiSource Finance issued $250.0 million of 4.45% senior unsecured notes that mature December 1, 2021 and $250.0 million of 5.80% senior unsecured notes that mature February 1, 2042.

On November 14, 2011, NiSource Finance commenced a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.15% notes due 2013. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2013 notes were accepted. On December 13, 2011, NiSource Finance announced that approximately $125.3 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered and accepted for purchase. In addition, approximately $228.7 million of the aggregate principal amount of outstanding 6.15% notes due 2013 were validly tendered, of which $124.7 million were accepted for purchase. In accordance with the provisions of ASC 470, Debt, NiSource Finance determined the debt issued on November 23, 2011, was substantially different from the tendered notes, and therefore the transaction qualified as a debt extinguishment. NiSource Finance recorded a $53.9 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.

During July 2011, Northern Indiana redeemed $18.7 million of its medium-term notes, with an average interest rate of 7.30%.

On June 10, 2011, NiSource Finance issued $400.0 million of 5.95% senior unsecured notes that mature June 15, 2041.

On December 8, 2010, NiSource Finance issued $250.0 million of 6.25% senior unsecured notes that mature December 15, 2040.

On December 1, 2010, NiSource Finance commenced a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.80% notes due 2019. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2019 notes were accepted. On December 14, 2010, NiSource Finance announced that approximately $272.9 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered. Based upon the principal amount of the 2016 notes tendered, NiSource Finance increased the maximum aggregate principal amount of 2016 notes it would purchase from $250.0 million to $325.0 million and terminated the portion of the tender offer related to its 6.80% notes due 2019. On December 30, 2010, NiSource Finance announced that $273.1 million of these notes were successfully tendered and accepted for purchase. In accordance with the provisions of ASC 470, Debt, NiSource Finance determined the debt issued on December 8, 2010 was substantially different from the tendered notes, and therefore the transaction qualified as a debt extinguishment. NiSource Finance recorded a $96.7 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.

On November 15, 2010, NiSource Finance redeemed $681.8 million of its 7.875% unsecured notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Following are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2011. The long-term debt maturities shown below include capital lease obligations and the debt of certain low-income housing real estate investments. NiSource does not guarantee the long-term debt obligations of the low-income housing real estate investments.

Year Ending December 31, (in millions)
2012	$327.3
2013	501.4
2014	567.3
2015	237.0
2016	426.7
After	4,572.1
Total(1)	$6,631.8

(1) This amount excludes $37.4 million of unamortized discount and premium.

Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a regulatory return during the recovery period.

Of NiSource’s long-term debt outstanding at December 31, 2011, $109.0 million was issued by NiSource’s subsidiary, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets’ obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets’ creditors. The carrying value of the NiSource assets, excluding the assets of Northern Indiana, was $15.0 billion at December 31, 2011.

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

NiSource is subject to one financial covenant under its four-year revolving credit facility. This covenant requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2011, the ratio was 61.4%.

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

During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in March 2015. At December 31, 2011, NiSource had $402.7 million of commercial paper outstanding.

On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility has a termination date of March 3, 2015 and replaced an existing $1.5 billion five-year credit facility, which would have expired during July 2011. The purpose of the facility is to fund ongoing working capital requirements and for general corporate purposes, including supporting liquidity for NiSource’s commercial paper program, and provides for the issuance of letters of credit. At December 31, 2011, NiSource had $725.0 million of outstanding borrowings under this facility.

As of December 31, 2011 and 2010, NiSource had $37.5 million and $32.5 million, respectively, of stand-by letters of credit outstanding, of which $19.2 million and $14.2 million, respectively, were under the revolving credit facility.

Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sales accounting no longer qualify and are accounted for as secured borrowings resulting in the recognition of short-term debt on the Consolidated Balance Sheets in the amount of $231.7 million and $275.0 million as of December 31, 2011 and 2010, respectively. Refer to Note 19, “Transfers of Financial Assets,” for additional information.

Short-term borrowings were as follows:

	000000000000000	000000000000000
At December 31, (in millions)	2011	2010
Commercial Paper weighted average interest rate of 1.01% at December 31, 2011	$402.7	$-
Credit facilities borrowings weighted average interest rate of 1.99% and 0.78% at December 31, 2011 and 2010, respectively	$725.0	$1,107.5
Accounts receivable securitization facility borrowings	231.7	275.0
Total short-term borrowings	$1,359.4	$1,382.5

Total short-term borrowings as of March 31, 2011, June 30, 2011 and September 30, 2011 were $1,263.0 million, $870.4 million and $1,234.0 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheet on a recurring basis and their level within the fair value hierarchy as of December 31, 2011 and December 31, 2010:

Recurring Fair Value Measurements December 31, 2011 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2011

Assets
Commodity price risk management assets:
Physical price risk programs	$-	$140.7	$		$140.7
Financial price risk programs (a)	148.3	2.5		0.3	151.1
Interest rate risk activities	-	56.7		-	56.7
Available-for-sale securities	32.9	63.1		-	96.0
Total	$181.2	$263.0		$0.3	$444.5

Liabilities
Commodity price risk management liabilities:
Physical price risk programs	$-	$3.9		$-	$3.9
Financial price risk programs	301.1	1.7		-	302.8
Total	$301.1	$5.6		$-	$306.7

(a) During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business. The financial price risk program amount above is shown gross and has not been adjusted for the reserve.

Recurring Fair Value Measurements December 31, 2010 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$161.4	$-	$161.4
Financial price risk programs	173.8	3.2	0.3	177.3
Interest rate risk activities	-	61.1	-	61.1
Available-for-sale securities	43.5	37.9	-	81.4
Total	$217.3	$263.6	$0.3	$481.2

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$3.6	$-	$3.6
Financial price risk programs	348.5	3.3	0.1	351.9
Total	$348.5	$6.9	$-	$355.5

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

Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at December 31, 2011 and 2010 were:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2011
U.S. Treasury securities	$36.7	$1.7	$-	$38.4
Corporate/Other bonds	56.3	1.6	(0.3)	57.6
Total Available-for-sale debt securities	$93.0	$3.3	$(0.3)	$96.0

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2010
U.S. Treasury securities	$43.4	$0.6	$(0.5)	$43.5
Corporate/Other bonds	36.1	2.0	(0.2)	37.9
Total Available-for-sale debt securities	$79.5	$2.6	$(0.7)	$81.4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

For the year ended December 31, 2011, 2010, and 2009 the realized gain on sale of available for sale U.S. Treasury debt securities was $0.5 million, $0.7 million and $1.1 million, respectively. For the year ended December 31, 2011, 2010, and 2009 the realized gain on sale of available for sale Corporate/Other bond debt securities was $0.9 million, $1.0 million, and $0.9 million.

The cost of maturities sold is based upon specific identification. At December 31, 2011, there are no U.S. Treasury debt securities with maturities of less than a year. At December 31, 2011 approximately $1.0 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods ended December 31, 2011 and December 31, 2010:

Period Ended December 31, 2011 (in millions)	Financial Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2011	$-	$0.2	$0.2
Total gains (losses) (unrealized/realized)
Included in regulatory assets/liabilities	-	-	-
Purchases	-	(1.1)	(1.1)
Settlements	-	1.2	1.2
Balance as of December 31, 2011	$-	$0.3	$0.3
Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2011	$-	$(0.4)	$(0.4)

Period Ended December 31, 2010 (in millions)	Financial Transmission Rights	Other Derivatives	Total

Balance as of January 1, 2010	$1.9	$0.2	$2.1
Total gains (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(16.3)	-	(16.3)
Settlements	14.4	-	14.4
Balance as of December 31, 2010	$-	$0.2	$0.2
Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2010	$-	$-	$-

As discussed in Note 9, Risk Management and Energy Marketing Activities, part of the MISO Day 2 initiative, Northern Indiana obtains FTRs, which help to offset congestion costs due to the MISO Day 2 activity. These instruments are considered derivatives and are classified as Level 3 and are reflected in the table above. FTRs are valued based on the value of allocated ARRs and forecasted congestion costs. Since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. Northern Indiana also writes options for regulatory incentive purposes which are also considered in the Level 3 valuations. Realized gains and losses for these Level 3 recurring items are included in income within Cost of Sales on the Statements of Consolidated Income. Unrealized gains and losses from Level 3 recurring items are included within Regulatory assets or Regulatory liabilities on the Consolidated Balance Sheets.

Non-recurring Fair Value Measurements. During the twelve months ended December, 31 2011, NiSource recorded $14.7 million of asset impairments as a result of third party appraisals. The fair value of these assets was determined based on unobservable inputs and is deemed to be a Level 3 fair value measurement under the fair value hierarchy. See Note 3, “Impairments, Restructuring and Other Charges”, for further discussion.

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

Long-term investments. NiSource has corporate owned life insurance which is measured and recorded at cash surrender value. NiSource’s investments in corporate owned life insurance at December 31, 2011 and 2010 were $26.2 million and $26.0 million, respectively.

Long-term debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

The carrying amount and estimated fair values of financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2011	Estimated Fair Value 2011	Carrying Amount 2010	Estimated Fair Value 2010
Long-term investments	$26.7	$25.7	$26.7	$25.4
Long-term debt (including current portion)	6,594.4	7,369.4	5,970.3	6,482.4

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

On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU and RBS. On October 21, 2011, the agreement was renewed with an amendment increasing the maximum seasonal program limit from $200 million to $240 million. The amended agreement expires on October 19, 2012, and can be renewed if mutually agreed to by all parties. As of December 31, 2011, $102.5 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. On August 31, 2011, the agreement was renewed, having a new scheduled termination date of August 29, 2012, and can further be renewed if mutually agreed to by both parties. As of December 31, 2011, $100.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively.

On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 14, 2011, the agreement was renewed, having a new scheduled termination date of March 13, 2012, and can be further renewed if mutually agreed to by both parties. As of December 31, 2011, $29.2 million of accounts receivable has been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

The following tables reflect the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of December 31, 2011 and December 31, 2010 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	December 31, 2011	December 31, 2010
Gross Receivables interest	$510.5	$655.6
Less: Receivables not transferred	278.8	380.6
Net receivables transferred	$231.7	$275.0
Short-term debt due to asset securitization	$231.7	$275.0

For the year ended December 31, 2009, NiSource received proceeds from receivables sold of $2,808.4 million, remitted collections to the commercial paper conduits of $2,923.4 million and repurchased receivables of $133.1 million. This resulted in a net use of operating cash flows of $248.1 million. Additionally, for the year ended December 31, 2009, $8.9 million of fees associated with the securitization transactions were recorded as other, net expense.

Beginning January 1, 2010, transfers of accounts receivable that previously qualified for sale accounting no longer qualify and are accounted for as secured borrowings. As such, at December 31, 2011 and 2010, the entire gross receivables balance remains on the Consolidated Balance Sheets and short-term borrowings are recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. During 2011 and 2010, $43.3 million and $275.0 million was recorded as cash from financing activities related to the change in short-term borrowings due to the securitization transactions, respectively. For the year ended December 2011 and 2010, $3.8 million and $6.3 million of fees associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

20.    Other Commitments and Contingencies

A.        Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2011 and the years in which they expire are:

(in millions)	Total	2012	2013	2014	2015	2016	After
Guarantees of subsidiaries debt	$6,120.8	$315.0	$420.3	$500.0	$230.0	$291.5	$4,364.0
Guarantees supporting energy commodity contracts of subsidiaries	148.4	66.5	-	-	80.0	-	1.9
Accounts receivable securitization	231.7	231.7	-	-	-	-	-
Lines of credit	1,127.7	1,127.7	-	-	-	-	-
Letters of credit	37.5	36.2	0.3	1.0	-	-	-
Other guarantees	272.5	12.0	224.3	32.2	-	-	4.0
Total commercial commitments	$7,938.6	$1,789.1	$644.9	$533.2	$310.0	$291.5	$4,369.9

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6.1 billion of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement, Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding medium-term notes.

Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to $148.4 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.

Lines and Letters of Credit and Accounts Receivable Advances. On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The new facility has a termination date of March 3, 2015. The purpose of the facility is to fund ongoing working capital requirements and for general corporate purposes, including supporting liquidity for NiSource’s commercial paper program, and provides for the issuance of letters of credit. At December 31, 2011, NiSource had $725.0 million in borrowings under its four-year revolving credit facility, $402.7 million outstanding under its commercial paper program and $231.7 million outstanding under its accounts receivable securitization agreements. At December 31, 2011, NiSource had issued stand-by letters of credit of approximately $37.5 million for the benefit of third parties. See Note 17, “Short-term Borrowings,” of the Notes to Consolidated Financial Statements for additional information.

Other Guarantees or Obligations. On June 30, 2008, NiSource’s subsidiary, PEI, sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sale agreement guarantees are reflected in the Consolidated Balance Sheet as of December 31, 2011. These guarantees are due to expire in June 2013.

NiSource has additional purchase and sale agreement guarantees totaling $30.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

In connection with Millennium’s refinancing of its long-term debt in August 2010, NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the Millennium notes offering. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource recorded an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of December 31, 2011.

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

C.        Tax Matters. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is part of the IRS’s Large and Mid-Size Business program. As a result each year’s federal income tax return is typically audited by the IRS. As of December 31, 2011, tax years through 2007 have been audited and are effectively closed to further assessment. The audit of tax years 2008 and 2009 began on June 2, 2011. As of December 31, 2011, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

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

As of December 31, 2011 and 2010, NiSource had recorded reserves of approximately $173.5 million and $79.8 million, respectively, to cover environmental remediation at various sites. See below for a discussion regarding the increase in the reserves in 2011. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.

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

Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some NiSource combustion sources. EPA will designate areas that do not meet the new standard beginning in 2012. States with areas that do not meet the standard will need to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances emissions from some existing NiSource combustion sources may need to be assessed and compared to the revised NO2 standards before areas are designated. Petitions challenging the rule have been filed by various parties. NiSource will continue to monitor this matter and cannot estimate the impact of these rules at this time.

National Emission Standard for Hazardous Air Pollutants. On August 20, 2010, the EPA revised national emission standards for hazardous air pollutants for certain stationary reciprocating internal combustion engines. Compliance requirements vary by engine type and will generally be required within three years. NiSource is continuing its evaluation of the cost impacts of the final rule and estimates the cost of compliance to be $20 - $25 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Waste

NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Additionally, a program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 67 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.

During the fourth quarter of 2011, NiSource completed a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared by a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource accordingly increased its liability for estimated remediation costs by $71.1 million. The total liability at NiSource related to the facilities subject to remediation was $139.5 million and $66.7 million at December 31, 2011 and 2010, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.

Additional Issues Related to Individual Business Segments

The sections above describe various regulatory actions that affect Gas Transmission and Storage Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability. Specific information is provided below.

Gas Transmission and Storage Operations.

Waste

Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. During the third quarter of 2011, Columbia Transmission completed a study to estimate its future remediation requirements related to the AOC. Columbia Transmission accordingly increased its liability for estimated remediation costs by $25.6 million. The total liability at Columbia Transmission related to the facilities subject to remediation was $30.0 million and $9.5 million at December 31, 2011 and 2010, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the site until retirement. A Response Action Work Plan consistent with this estimate was submitted to the EPA in the fourth quarter of 2011 and subsequently approved. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be completed in 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $620 million to $1.1 billion. This figure includes additional capital improvements associated with the New Source Review Consent decree, CSAPR and the proposed Utility Hazardous Air Pollutants Rule. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.

Sulfur dioxide: On December 8, 2009, the EPA revised the SO2 NAAQS by adopting a new 1-hour primary NAAQS for SO2. EPA expects to designate areas that do not meet the new standard by mid-2012. States with such areas would have until 2014 to develop attainment plans with compliance required by 2017. Northern Indiana will continue to monitor developments in these matters but does not anticipate a material impact.

Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including Northern Indiana’s, with restricted emission allowance trading programs were scheduled to begin in 2012. In a decision issued on December 30, 2011, the D.C. Circuit Court stayed the CSAPR and reinstated the CAIR trading program provisions and requirements, including reissuing CAIR emission allowances, pending resolution of the stay. This development does not significantly impact Northern Indiana’s current emissions control plans. Northern Indiana utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. Northern Indiana believes its current multi-pollutant compliance plan and NOV capital investments will allow Northern Indiana to meet the emission requirements of CSAPR whenever final resolution of the stay is reached.

Utility Hazardous Air Pollutants: On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA pursued a new Section 112 rulemaking to establish MACT standards for electric utilities. The EPA finalized the Mercury and Air Toxics Standards (MATS) Rule on December 16, 2011. Compliance for Northern Indiana’s affected units will be required in early 2015, with the possibility of a one year extension. Northern Indiana is currently developing a plan for further environmental controls to comply with MATS.

New Source Review: On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleges that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, EPA, the Department of Justice, and IDEM have settled the matter through a consent decree.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

On June 21, 2010, EPA published a proposed rule for CCRs through the RCRA. The proposal outlines multiple regulatory approaches that EPA is considering. These proposed regulations could negatively affect Northern Indiana’s ongoing byproduct reuse programs and would impose additional requirements on its management of coal combustion residuals. Northern Indiana will continue to monitor developments in this matter and cannot estimate the cost of compliance at this time.

Other Operations.

Waste

NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with EPA to address petroleum residue in soil and groundwater.

E.        Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $52.9 million in 2011, $56.7 million in 2010 and $56.2 million in 2009, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated depreciation included in the Consolidated Balance Sheets were $92.7 million and $29.8 million at December 31, 2011, and $76.4 million and $22.5 million at December 31, 2010, respectively.

NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring annual payments of $5.8 million over 10 years, which began in January 2008. This agreement is recorded as a capital lease.

Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)	Operating Leases	Capital Leases (a)
2012	$ 41.2	$ 14.3
2013	34.0	12.8
2014	29.1	12.5
2015	19.0	12.2
2016	14.1	9.9
After	24.6	86.1
Total future minimum payments	$162.0	$147.8
(a) Capital lease payments shown above are inclusive of interest totaling $58.4 million.

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

NiSource Corporate Services continues to pay IBM to provide business process and support functions to NiSource for amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. Under the amended agreement, at December 31, 2011, NiSource Corporate Services expects to pay approximately $272 million to IBM in service fees over the remaining three and a half year term. In December 2011, NiSource elected to extend certain information technology services. Upon any termination of the agreement by NiSource for any reason, other than material breach by IBM, NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s unrecovered capital investments, and IBM wind-down expense. This termination fee could be a material amount depending on the events giving rise to termination and the timing of the termination.

NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $42.6 million to Vertex Outsourcing LLC in service fees over the remaining three and a half year term. Upon termination of the agreement by NiSource for any reason (other than material breach by Vertex Outsourcing LLC), NiSource may be required to pay a termination charge not to exceed $10.8 million.

Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2015.

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992, and Northern Indiana pays for the services under a combination of fixed and variable charges. The agreement provides that, assuming various performance standards are met by Pure Air, a termination payment would be due if Northern Indiana terminated the agreement prior to the end of the twenty-year contract period. With the expiration of this contract occurring on June 30, 2012, Northern Indiana is currently evaluating long term strategic options, including negotiations to renew this contract.

The estimated aggregate amounts of minimum fixed payments at December 31, 2011, were:

(in millions)	Energy Commodity Agreements	Pipeline Service Agreements	IBM Service Agreement	Vertex Outsourcing LLC Service Agreement	Other Service Agreements	Total
2012	$239.3	$256.9	$78.4	$12.3	$132.2	$719.1
2013	130.4	225.3	77.4	12.2	82.0	527.3
2014	120.2	185.7	75.1	12.1	78.3	471.4
2015	85.1	138.9	35.8	6.0	81.0	346.8
2016	1.5	121.3	3.4	-	-	126.2
After	5.9	565.2	1.8	-	-	572.9
Total purchase and service obligations	$582.4	$1,493.3	$271.9	$42.6	$373.5	$2,763.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

21.        Accumulated Other Comprehensive Loss

The following table displays the components of Accumulated Other Comprehensive Loss:

Year Ended December 31, (in millions)	2011	2010
Other comprehensive income (loss):
Unrealized gains on securities	$8.0	$6.1
Tax expense on unrealized gains on securities	(3.1)	(2.4)
Unrealized losses on cash flow hedges	(52.3)	(56.4)
Tax benefit on unrealized losses on cash flow hedges	20.5	21.6
Unrecognized pension benefit and OPEB costs	(53.0)	(43.3)
Tax benefit on unrecognized pension benefit and OPEB costs	20.2	16.5
Total Accumulated Other Comprehensive Loss, net of taxes	$(59.7)	$(57.9)

Equity Investment

During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420.0 million with seven counterparties. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027 and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under its credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. These interest rate swap derivatives were primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss of $19.7 million, net of tax, related to these terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrealized loss of $19.7 million and $21.1 million at December 31, 2011 and December 31, 2010, respectively, is included in unrealized losses on cash flow hedges above.

22.        Other, Net

Year Ended December 31, (in millions)	2011	2010	2009
Interest income	$4.4	$6.3	$6.8
Sales of accounts receivable (a)	-	-	(8.4)
Miscellaneous (b)	(11.7)	(2.5)	0.2
Total Other, net	$(7.3)	$3.8	$(1.4)

(a)	Refer to Note 19, “Transfers of Financial Assets,” for additional information.
(b)	Miscellaneous for the year ended December 31, 2011 primarily consists of pre-tax charitable donations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

23.        Interest Expense, Net

Year Ended December 31, (in millions)	2011	2010	2009
Interest on long-term debt	$362.9	$390.7	$386.7
Interest on short-term borrowings	13.5	1.9	2.3
Discount on prepayment transactions	7.1	8.5	13.0
Accounts receivable securitization (a)	3.8	6.3	-
Allowance for borrowed funds used and interest capitalized during construction	(3.1)	(2.7)	(1.9)
Other	(7.4)	(12.4)	(0.8)
Total Interest Expense, net	$376.8	$392.3	$399.3

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

At December 31, 2011, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

Prior to 2010, NiSource reported Other Operations, which primarily included ventures focused on its unregulated natural gas marketing business and distributed power generation technologies, including fuel cells and storage systems, as a reporting segment. In the first quarter of 2010, NiSource made a decision to wind down the unregulated natural gas marketing activities as a part of the Company’s long-term strategy of focusing on its core regulated businesses. As a result, Other Operations no longer met the definition of a reporting segment and, accordingly, has been included within Corporate and Other in the table below beginning in 2010 and for all periods presented.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Year Ended December 31, (in millions)	2011	2010	2009
REVENUES
Gas Distribution Operations
Unaffiliated	$3,497.3	$3,657.4	$3,885.3
Intersegment	1.4	10.7	17.1
Total	3,498.7	3,668.1	3,902.4
Gas Transmission and Storage Operations
Unaffiliated	856.7	780.3	719.1
Intersegment	148.9	168.9	211.6
Total	1,005.6	949.2	930.7
Electric Operations
Unaffiliated	1,434.6	1,386.6	1,221.6
Intersegment	0.8	0.7	0.8
Total	1,435.4	1,387.3	1,222.4
Corporate and Other
Unaffiliated	230.5	590.3	825.6
Intersegment	464.6	435.9	422.1
Total	695.1	1,026.2	1,247.7
Eliminations	(615.7)	(616.2)	(651.6)
Consolidated Revenues	$6,019.1	$6,414.6	$6,651.6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

Year Ended December 31, (in millions)	2011	2010	2009
Operating Income (Loss)
Gas Distribution Operations	$392.8	$332.3	$327.2
Gas Transmission and Storage Operations	360.0	376.6	387.9
Electric Operations	209.5	220.8	116.9
Corporate and Other	(57.2)	(24.0)	(32.0)
Consolidated	$905.1	$905.7	$800.0
Depreciation and Amortization
Gas Distribution Operations	$174.0	$239.3	$248.1
Gas Transmission and Storage Operations	130.0	130.7	121.5
Electric Operations	214.7	211.8	206.2
Corporate and Other	19.5	15.3	14.1
Consolidated	$538.2	$597.1	$589.9
Assets
Gas Distribution Operations	$7,467.4	$7,356.1	$7,000.1
Gas Transmission and Storage Operations	4,215.3	3,996.5	3,834.5
Electric Operations	4,306.4	4,153.8	4,176.5
Corporate and Other	4,719.2	4,407.0	4,251.4
Consolidated	$20,708.3	$19,913.4	$19,262.5
Capital Expenditures (a)
Gas Distribution Operations	$498.9	$401.9	$349.2
Gas Transmission and Storage Operations	312.6	235.4	256.1
Electric Operations	296.3	158.7	165.2
Corporate and Other	17.4	7.8	6.7
Consolidated	$1,125.2	$803.8	$777.2

(a) Excludes investing activities in equity investments.

25.        Hurricanes and Other Items

NiSource received insurance proceeds for capital repairs of $5.0 million and $62.7 million related to hurricanes and other items in 2010 and 2009, respectively, which are separately included in the investing activities section on the Statement of Consolidated Cash Flows. NiSource did not receive any insurance proceeds for capital repairs in 2011. As of December 31, 2011 there were no claims outstanding for these incidents.

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

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Gross revenues	$2,231.6	$1,228.3	$1,068.7	$1,490.5
Operating Income	406.4	165.5	147.4	185.8
Income from Continuing Operations	209.1	40.8	36.3	17.6
Results from Discontinued Operations - net of taxes	0.4	(0.6)	(1.6)	(2.9)
Net Income	209.5	40.2	34.7	14.7

Basic Earnings (Loss) Per Share
Continuing Operations	0.75	0.14	0.13	0.06
Discontinued Operations	-	-	(0.01)	(0.01)
Basic Earnings Per Share	$0.75	$0.14	$0.12	$0.05

Diluted Earnings (Loss) Per Share
Continuing Operations	0.73	0.14	0.13	0.05
Discontinued Operations	-	-	(0.01)	(0.01)
Diluted Earnings Per Share	$0.73	$0.14	$0.12	$0.04
2010
Gross revenues	$2,356.8	$1,170.1	$1,135.7	$1,752.0
Operating Income	401.1	137.9	114.0	252.7
Income from Continuing Operations	196.0	27.2	27.8	34.2
Results from Discontinued Operations - net of taxes	(0.1)	0.1	(0.2)	(2.4)
Net Income	195.9	27.3	27.6	31.8

Basic Earnings (Loss) Per Share
Continuing Operations	0.71	0.10	0.10	0.12
Discontinued Operations	-	-	-	(0.01)
Basic Earnings Per Share	$0.71	$0.10	$0.10	$0.11

Diluted Earnings (Loss) Per Share
Continuing Operations	0.71	0.10	0.10	0.11
Discontinued Operations	-	-	-	(0.01)
Diluted Earnings Per Share	$0.71	$0.10	$0.10	$0.10

• On November 14, 2011, NiSource Finance commenced a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.15% notes due 2013. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2013 notes were accepted. On December 13, 2011, NiSource Finance announced that approximately $125.3 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered and accepted for purchase. In addition, approximately $228.7 million of the aggregate principal amount of outstanding 6.15% notes due 2013 were validly tendered, of which $124.7 million were accepted for purchase. In accordance with the provisions of ASC 470, Debt, NiSource Finance determined the debt issued on November 23, 2011, was substantially different from the tendered notes, and, therefore, the transaction qualified as a debt extinguishment. NiSource Finance recorded a $53.9 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

• During the fourth quarter of 2011, NiSource reviewed its current estimates for future environmental remediation costs related to the Company’s MGP sites. Following the review, NiSource revised its estimates based on expected remediation activities and experience with similar facilities and recorded $35.5 million of expense at subsidiaries for which environmental expense is not probable of recovery from customers.

• During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business.

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

As discussed further in Note 1, NiSource made correcting adjustments to its historical financial statements for the quarters of 2011 and 2010. NiSource does not believe these correcting adjustments are material to its financial statements for any reported period.

The following tables set forth the effects of the correcting adjustments to Net Income for the quarterly periods in 2011 and 2010:

	Three Months Ended
Increase (Decrease) in Net Income	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
(in millions)
Previously reported Net Income	$34.7	$38.9	$205.2	$33.4	$33.2	$28.1	$197.3
Deferred revenue	-	-	(0.6)	(2.1)	(2.4)	(1.0)	(1.9)
Environmental asset recovery	-	-	8.0	(0.5)	(0.3)	(0.3)	(0.3)
OPEB over-reimbursement	(0.1)	(0.2)	(0.2)	(0.2)	(0.2)	(0.3)	(0.3)
Environmental accrual	-	-	-	-	(6.4)	0.2	0.2
OPEB regulatory asset	-	2.4	-	0.1	-	0.1	-
Total corrections	(0.1)	2.2	7.2	(2.7)	(9.3)	(1.3)	(2.3)
Income taxes	(0.1)	0.9	2.9	(1.1)	(3.7)	(0.5)	(0.9)
Corrected Net Income	$34.7	$40.2	$209.5	$31.8	$27.6	$27.3	$195.9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

The following tables set forth the effects of the correcting adjustments on affected line items within the Statements of Consolidated Income for the quarters in 2011 and 2010:

	Three Months Ended
	September 30 2011		June 30, 2011		March 31, 2011
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected

Net Revenues
Electric	$404.7	$404.7	$349.2	$349.2	$347.1	$346.5
Gross Revenues	1,068.7	1,068.7	1,228.3	1,228.3	2,232.2	2,231.6
Total Net Revenues	745.6	745.6	765.8	765.8	1,061.3	1,060.7
Operation and maintenance	407.1	407.2	402.5	400.3	432.5	429.3
Depreciation and amortization	134.9	134.9	134.5	134.5	138.9	134.3
Total Operating Expenses	601.6	601.7	604.8	602.6	665.1	657.3
Operating Income	147.5	147.4	163.3	165.5	399.2	406.4
Income from Continuing Operations before Income Taxes	53.4	53.3	69.5	71.7	312.7	319.9

Income Taxes	17.1	17.0	30.0	30.9	107.9	110.8
Income from Continuing Operations	36.3	36.3	39.5	40.8	204.8	209.1
Net Income	$34.7	$34.7	$38.9	$40.2	$205.2	$209.5

Basic Earnings (Loss) Per Share ($)
Continuing operations	$0.13	$0.13	$0.14	$0.14	$0.73	$0.75
Basic Earnings Per Share	$0.12	$0.12	$0.14	$0.14	$0.73	$0.75

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$0.13	$0.13	$0.14	$0.14	$0.72	$0.73
Diluted Earnings Per Share	$0.12	$0.12	$0.14	$0.14	$0.72	$0.73

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

Notes to Consolidated Financial Statements

	Three Months Ended
	December 31, 2010		September 30 2010		June 30, 2010		March 31, 2010
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected

Net Revenues
Electric	$330.6	$328.5	$397.7	$395.3	$340.5	$339.5	$317.9	$316.0
Gross Revenues	1,754.1	1,752.0	1,138.1	1,135.7	1,171.1	1,170.1	2,358.7	2,356.8
Total Net Revenues	925.4	923.3	718.1	715.7	732.0	731.0	1,072.4	1,070.5
Operation and maintenance	457.1	457.5	382.1	388.8	377.1	377.2	439.6	439.8
Depreciation and amortization	141.8	142.0	153.1	153.3	151.6	151.8	149.8	150.0
Total Operating Expenses	673.7	674.3	598.3	605.2	593.2	593.5	676.4	676.8
Operating Income	255.4	252.7	123.3	114.0	139.2	137.9	403.4	401.1
Income from Continuing Operations before Income Taxes	57.7	55.0	27.8	18.5	43.4	42.1	307.2	304.9

Income Taxes	21.9	20.8	(5.6)	(9.3)	15.4	14.9	109.8	108.9
Income from Continuing Operations before Income Taxes	35.8	34.2	33.4	27.8	28.0	27.2	197.4	196.0
Net Income	$33.4	$31.8	$33.2	$27.6	$28.1	$27.3	$197.3	$195.9

Basic Earnings (Loss) Per Share ($)
Continuing operations	$0.13	$0.12	$0.12	$0.10	$0.10	$0.10	$0.71	$0.71
Basic Earnings Per Share	$0.12	$0.11	$0.12	$0.10	$0.10	$0.10	$0.71	$0.71

Diluted Earnings (Loss) Per Share ($)
Continuing operations	$0.12	$0.11	$0.12	$0.10	$0.10	$0.10	$0.71	$0.71
Diluted Earnings Per Share	$0.11	$0.10	$0.12	$0.10	$0.10	$0.10	$0.71	$0.71

27.        Supplemental Cash Flow Information

The following tables provide additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009:

Year Ended December 31, (in millions)	2011	2010	2009
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$98.3	$106.0	$62.2
Change in equity investments related to unrealized gains (losses)	-	(24.1)	38.8
Stock issuance to employee saving plans	25.8	19.7	15.3
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$369.2	$393.0	$380.7
Cash paid for income taxes	9.3	68.9	33.9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET

As of December 31, (in millions)	2011	2010

ASSETS
Investments and Other Assets:
Investments in subsidiary companies	$9,249.7	$9,215.7
Total Investments and Other Assets	9,249.7	9,215.7

Current Assets:
Other current assets	353.7	244.8
Total Current Assets	353.7	244.8

Other non-current assets	53.3	56.6
TOTAL ASSETS	9,656.7	9,517.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	4,997.3	4,897.5
Total Capitalization	4,997.3	4,897.5

Current liabilities	613.3	644.2
Notes payable to subsidiaries	3,996.2	3,932.4
Other non-current liabilities	49.9	43.0
TOTAL CAPITALIZATION AND LIABILITIES	$9,656.7	$9,517.1

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF INCOME

Year Ended December 31, (in millions, except per share amounts)	2011	2010	2009

Equity in net earnings of consolidated subsidiaries	$437.4	$431.2	$362.4

Other income (deductions):
Administrative and general expenses	(13.5)	(11.3)	(12.6)
Interest income	1.2	0.7	0.5
Interest expense	(206.1)	(230.3)	(207.6)
Other, net	(10.0)	(4.0)	(4.0)

Total Other income (deductions)	(228.4)	(244.9)	(223.7)

Income from continuing operations before income taxes	209.0	186.3	138.7
Income taxes	(94.8)	(98.9)	(91.1)

Income from continuing operations	303.8	285.2	229.8

Loss from discontinued operations - net of taxes	(4.7)	(2.7)	(10.3)
Gain (Loss) on Disposition of discontinued operations - net of taxes	-	0.1	(2.5)

NET INCOME	$299.1	$282.6	$217.0

Average common shares outstanding (millions)	280.4	277.8	275.1
Diluted average common shares (millions)	288.5	280.1	275.8

Basic earnings (loss) per share
Continuing operations	$1.08	$1.03	$0.84
Discontinued operations	(0.02)	(0.01)	(0.05)

Basic earnings per share	$1.06	$1.02	$0.79

Diluted earnings (loss) per share
Continuing operations	$1.05	$1.02	$0.83
Discontinued operations	(0.02)	(0.01)	(0.05)

Diluted earnings per share	$1.03	$1.01	$0.78

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF CASH FLOWS

	000000000000	000000000000	000000000000
Year Ended December 31, (in millions)	2011	2010	2009

Net cash provided by operating activities	$313.6	$212.9	$217.2

Cash flows provided by (used in) investing activities:
Proceeds (loss) from disposition of assets	-	-	(0.4)
(Increase) decrease in notes receivable from subsidiaries	(139.3)	31.4	39.1
Net cash (used in) provided by investing activities	(139.3)	31.4	38.7

Cash flows provided by (used in) financing activities:
Issuance of common shares	24.4	14.4	10.6
Increase (decrease) in notes payable to subsidiaries	63.8	(1.6)	(10.8)
Cash dividends paid on common shares	(257.8)	(255.6)	(253.3)
Acquisition of treasury shares	(3.1)	(1.5)	(2.6)
Net cash used in financing activities	(172.7)	(244.3)	(256.1)

Net decrease in cash and cash equivalents	1.6	-	(0.2)
Cash and cash equivalents at beginning of year	-	-	0.2
Cash and cash equivalents at end of year	$1.6	$-	$-

The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Dividends from Subsidiaries

Cash dividends paid to NiSource by its consolidated subsidiaries were: $440.0 million, $232.0 million and $510.9 million in 2011, 2010 and 2009, respectively.

2.	Commitments and Contingencies

NiSource, Inc. and its subsidiaries are parties to litigation, environmental and other matters. Refer to Note 20, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The maximum potential amount of future payments NiSource could have been required to make under these guarantees as of December 31, 2011 was approximately $7.9 billion. Of this amount, approximately $6.3 billion relates to guarantees of wholly-owned consolidated entities.

3.	Related Party Transactions

Balances due to or due from related parties included in the Balance Sheets as of December 31, 2011 and 2010 are as follows:

	000000000000	000000000000
At December 31, (in millions)	2011	2010
Current assets due from subsidiaries(a)	$288.6	$167.2
Current liabilities due to subsidiaries(b)	602.6	582.3
Non-current liabilities due to subsidiaries(c)	3,996.2	3,932.4

(a) The balances at December 31, 2011 and 2010 are classified as Current assets on the Balance Sheets.

(b) The balances at December 31, 2011 and 2010 are classified as Current liabilities on the Balance Sheets. At December 31, 2011 and 2010, $573.7 million and $532.8 million related to interest on affiliated notes payable, respectively.

(c) The balances at December 31, 2011 and 2010 are classified as Notes payable to subsidiaries on the Balance Sheets.

4.	Notes to Financial Statements

See Item 8 “Notes to Consolidated Financial Statements,” for the full text of notes to the Consolidated Financial Statements.

As discussed further in Note 1, NiSource is making correcting adjustments its historical condensed financial information of registrant for 2010 and 2009. NiSource does not believe these corrections are material to its condensed financial information of registrant for any reported period. Refer to Note 1 for the effects of each correction on Net Income.

The following tables set forth the effects of the correcting adjustments on affected line items within NiSource’s previously reported Balance Sheet as of December 31, 2010 and Statement of Income for the years 2010 and 2009. There was no effect to the Statement of Cash Flows for the years 2010 and 2009:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

Balance Sheet

	December 31, 2010
	As Previously
(in millions)	Reported	As Corrected

ASSETS
Investments and Other Assets:
Investments in subsidiary companies	$9,241.0	$9,215.7
Total Investments and Other Assets	9,241.0	9,215.7
TOTAL ASSETS	9,542.5	9,517.1

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	4,923.2	4,897.5
Total Capitalization	4,923.2	4,897.5
Other non-current liabilities	42.7	43.0
TOTAL CAPITALIZATION AND LIABILITIES	$9,542.5	$9,517.1

Statement of Income

	000000000000000	000000000000000	000000000000000	000000000000000
	Year Ended December 31,
	2010		2009
	As Previously		As Previously
(in millions, except per share amounts)	Reported	As Corrected	Reported	As Corrected

Equity in net earnings of consolidated subsidiaries	$440.6	$431.2	$363.1	$362.4
Other income (deductions)
Administrative and general expenses	(11.4)	(11.3)	(12.6)	(12.6)
Total Other income (deductions)	(245.0)	(244.9)	(223.7)	(223.7)
Income from continuing operations before income taxes	195.6	186.3	139.4	138.7

Income taxes	(99.0)	(98.9)	(91.1)	(91.1)
Income from continuing operations	294.6	285.2	230.5	229.8
NET INCOME	$292.0	$282.6	$217.7	$217.0

Basic Earnings Per Share ($)
Continuing operations	$1.06	$1.03	$0.84	$0.84
Basic Earnings Per Share	$1.05	$1.02	$0.79	$0.79

Diluted Earnings Per Share ($)
Continuing operations	$1.05	$1.02	$0.84	$0.83
Diluted Earnings Per Share	$1.04	$1.01	$0.79	$0.78

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2011

		Additions			Deductions for
		Charged to	Charged		Purposes for
	Balance	Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2011	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2011
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$ 37.4	$ 13.8	$ 76.6	$ -	$ 97.3	$ 30.5
Reserve for other investments	3.0	-	-	-	-	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	2.7	-	-	-	-	2.7

Twelve months ended December 31, 2010

		Additions			Deductions for
		Charged to	Charged		Purposes for
	Balance	Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2010	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2010
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$ 39.6	$ 17.6	$ 72.5	$ -	$ 92.3	$ 37.4
Reserve for other investments	3.0	-	-	-	-	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.7	(2.9)	-	-	0.1	2.7

Twelve months ended December 31, 2009

		Additions			Deductions for
		Charged to	Charged		Purposes for
	Balance	Costs and	to Other		which Reserves	Balance
($ in millions)	Jan. 1, 2009	Expenses	Account *	Sale of Assets	were Created	Dec. 31, 2009
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$ 45.3	$ 68.9	$ 75.7	$ -	$ 150.3	$ 39.6
Reserve for other investments	3.0	-	-	-	-	3.0

Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.7	-	-	-	-	5.7

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

Management’s Report on Internal Control over Financial Reporting

NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2011, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.

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

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NISOURCE INC.

Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of the Form 10-K.

Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which information is incorporated by reference.

Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item with respect to certain relationships and related transactions and director independence will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which information is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which information is incorporated by reference.

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

NiSource Inc.
(Registrant)

Date February 24, 2012	By:	/s/ ROBERT C. SKAGGS, JR.
Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROBERT C. SKAGGS, JR. Robert C. Skaggs, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/S/ STEPHEN P. SMITH Stephen P. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/S/ JON D. VEURINK Jon D. Veurink	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

/S/ IAN M. ROLLAND Ian M. Rolland	Chairman and Director	February 24, 2012

/S/ RICHARD A. ABDOO Richard A. Abdoo	Director	February 24, 2012

/S/ STEVEN C. BEERING Steven C. Beering	Director	February 24, 2012

/S/ SIGMUND L. CORNELIUS Sigmund L. Cornelius	Director	February 24, 2012

/S/ MICHAEL E. JESANIS Michael E. Jesanis	Director	February 24, 2012

/S/ MARTY R. KITTRELL Marty R. Kittrell	Director	February 24, 2012

/S/ W. LEE NUTTER W. Lee Nutter	Director	February 24, 2012

/S/ DEBORAH S. PARKER Deborah S. Parker	Director	February 24, 2012

/S/ RICHARD L. THOMPSON Richard L. Thompson	Director	February 24, 2012

/S/ CAROLYN Y. WOO Carolyn Y. Woo	Director	February 24, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF ITEM

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 4, 2008).

(3.2)	Bylaws of NiSource Inc., as amended and restated through May 11, 2010 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on May 14, 2010).

(4.1)	Indenture dated as of March 1, 1988, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the Northern Indiana Registration Statement (Registration No. 33-44193)).

(4.2)	First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Northern Indiana Registration Statement (Registration No. 33-63870)).

(4.3)	Indenture Agreement between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee dated February 14, 1997 (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.4)	Second Supplemental Indenture, dated as of November 1, 2000 among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Form 10-K for the period ended December 31, 2000).

(4.5)	Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(10.1)	2010 Omnibus Incentive Plan (incorporated by reference to Exhibit B to NiSource Inc. Definitive Proxy Statement to Shareholders held on May 11, 2010, filed on April 2, 2010).*

(10.2)	NiSource Inc. Nonemployee Director Stock Incentive Plan as amended and restated effective May 13, 2008 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.3)	NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective May 13, 2008. (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.4)	Amended and Restated NiSource Inc. Directors’ Charitable Gift Program effective May 13, 2008. (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.5)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992). *

(10.6)	NiSource Inc. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.7)	Form of Change in Control and Termination Agreement (applicable to each named executive officer)(incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 4, 2008). *

(10.8)	Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Form 10-K for the period ended December 31, 2002). *

(10.9)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 8-K filed on December 2, 2005). *

(10.10)	1st Amendment to NiSource Inc. 1994 Long Term Incentive Plan, effective January 22, 2009. (incorporated by reference to Exhibit 10.10 to the NiSource Inc. Form 10-K filed on February 27, 2009). *

EXHIBIT INDEX

(10.11)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 8-K filed on January 3, 2005). *

(10.12)	Form of Contingent Stock Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NiSource Inc. Form 10-Q filed on May 4, 2010).*

(10.13)	Form of Performance Share Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the NiSource Inc. Form 10-K for the period ended December 31, 2010).*

(10.14)	Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the NiSource Inc. Form 10-K for the period ended December 31, 2010).*

(10.15)	Form of Restricted Stock Unit Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the NiSource Inc. Form 10-K for the period ended December 31, 2010). *

(10.16)	Form of Restricted Stock Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the NiSource Inc. Form 10-K for the period ended December 31, 2010) *

(10.17)	Form of Restricted Stock Unit Award Agreement for Non-employee directors under the Non-employee Director Stock Incentive Plan. (incorporated by reference to Exhibit 10.19 to the NiSource Inc. Form 10-K for the period ended December 31, 2010)*

(10.18)	Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to NiSource Inc. Form 10-Q filed on August 2, 2011).

(10.19)	Amended and Restated NiSource Inc. Supplemental Executive Retirement Plan effective May 13, 2011 (incorporated by reference to Exhibit 10.3 to NiSource Inc. Form 10-Q filed on October 28, 2011) .

(10.20)	Amended and Restated Pension Restoration Plan for NiSource Inc. and Affiliates effective May 13, 2011 (incorporated by reference to Exhibit 10.4 to NiSource Inc. Form 10-Q filed on October 28, 2011).

(10.21)	Amended Restated Savings Restoration Plan for NiSource Inc. and Affiliates effective May 13, 2011 (incorporated by reference to Exhibit 10.1 to NiSource Inc. Form 10-Q filed on October 28, 2011).

(10.22)	Amended and Restated NiSource Inc. Executive Deferred Compensation Plan effective May 13, 2011 (incorporated by reference to Exhibit 10.2 to NiSource Inc. Form 10-Q filed on October 28, 2011).

(10.23)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2010 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on May 4, 2010).

(10.24)	Letter Agreement between NiSource Corporate Services Company and Christopher A. Helms dated March 15, 2005 (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2005). *

(10.25)	Letter Agreement dated August 29, 2011 between Christopher A. Helms and NiSource Inc. or any of its affiliates or subsidiaries (incorporated by reference to Exhibit 10.5 to NiSource Inc. Form 10-Q filed on October 28, 2011). *

(10.26)	Letter Agreement between NiSource Corporate Services Company and Jimmy Staton dated December 13, 2007 (incorporated by reference to Exhibit 10.23 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.27)	Letter Agreement between NiSource Corporate Services Company and Stephen P. Smith dated May 14, 2008. (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

EXHIBIT INDEX

(10.28)	Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse AG, Cayman Islands Branch as Syndication Agent, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., and JPMorgan Chase Bank, N.A. as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent dated March 3, 2011 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended March 30, 2011).

(10.29)	Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.30)	Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto. (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.31)	Guaranty of NiSource Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on August 30, 2007).

(10.32)	Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective June 20, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended June 30, 2005).

(10.33)	Amendment #4 to Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective December 1, 2007 (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K for the period ended December 31, 2007).*

(10.34)	Letter agreement, dated September 8, 2010 between NiSource Inc. and Credit Suisse International (incorporated by reference to Exhibit 1.2 to the NiSource Inc. Current Report on Form 8-K filed on September 14, 2010).

(10.35)	Letter agreement, dated September 9, 2010 between NiSource Inc. and Credit Suisse International (incorporated by reference to Exhibit 1.3 to the NiSource Inc. Current Report on Form 8-K filed on September 14, 2010).

(12)	Ratio of Earnings to Fixed Charges. **

(21)	List of Subsidiaries. **

(23)	Consent of Deloitte & Touche LLP. **

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(101.INS)	XBRL Instance Document**

(101.SCH)	XBRL Schema Document**

(101.CAL)	XBRL Calculation Linkbase Document**

(101.LAB)	XBRL Labels Linkbase Document**

(101.PRE)	XBRL Presentation Linkbase Document**

(101.DEF)	XBRL Definition Linkbase Document**

*	Management contract or compensatory plan or arrangement of NiSource Inc.
**	Exhibit filed herewith.

References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.