Form 10-Q
period 2012-03-31
NISOURCE INC/DE
filed 2012-05-01
CIK 1111711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 284,092,190 shares outstanding at April 26, 2012.

NISOURCE INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2012

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
NiSource Midstream	NiSource Midstream Services, L.L.C.
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund)
CSAPR	Cross-State Air Pollution Rule

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECT	Environmental Cost Tracker
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last in first out
Mcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PJM	PJM Interconnection (a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.)
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
VaR	Value-at-risk and instrument sensitivity to market factors

DEFINED TERMS (continued)

VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I

ITEM 1.  FINANCIAL STATEMENTS

NiSource Inc.

Condensed Statements of Consolidated Income (unaudited)

Three Months Ended March 31, (in millions, except per share amounts)	2012	2011

Net Revenues
Gas Distribution	$873.7	$1,372.0
Gas Transportation and Storage	409.2	403.0
Electric	352.6	346.5
Other	23.2	110.1

Gross Revenues	1,658.7	2,231.6
Cost of Sales (excluding depreciation and amortization)	630.3	1,170.9

Total Net Revenues	1,028.4	1,060.7

Operating Expenses
Operation and maintenance	405.4	429.3
Depreciation and amortization	146.1	134.3
Impairment and (gain)/loss on sale of assets, net	(1.6)	0.7
Other taxes	86.8	93.0

Total Operating Expenses	636.7	657.3

Equity Earnings in Unconsolidated Affiliates	7.7	3.0

Operating Income	399.4	406.4

Other Income (Deductions)
Interest expense, net	(103.3)	(89.8)
Other, net	0.3	3.3

Total Other Deductions	(103.0)	(86.5)

Income from Continuing Operations before Income Taxes	296.4	319.9
Income Taxes	102.9	110.8

Income from Continuing Operations	193.5	209.1

(Loss) Income from Discontinued Operations - net of taxes	(0.1)	0.4

Net Income	$193.4	$209.5

Basic Earnings Per Share
Continuing operations	$0.68	$0.75
Discontinued operations	-	-

Basic Earnings Per Share	$0.68	$0.75

Diluted Earnings Per Share
Continuing operations	$0.66	$0.73
Discontinued operations	-	-

Diluted Earnings Per Share	$0.66	$0.73

Dividends Declared Per Common Share	$0.46	$0.46

Basic Average Common Shares Outstanding	282.9	279.3
Diluted Average Common Shares	293.1	285.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Condensed Statements of Consolidated Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions, net of taxes)	2012	2011

Net Income	$193.4	$209.5
Other comprehensive (loss) income
Net loss on available for sale securities(a)	(2.8)	(0.3)
Net unrealized gains on cash flow hedges(b)	1.0	1.1
Unrecognized pension benefit and OPEB costs(c)	0.6	0.4

Total other comprehensive (loss) income	(1.2)	1.2

Total Comprehensive Income	$192.2	$210.7

(a)	Net unrealized losses on available-for-sale securities, net of $2.0 million and $0.2 million tax benefit in the first quarter of 2012 and 2011.

(b)

Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.6 million and $0.7 million tax expense in the first quarter of 2012 and 2011, respectively. Net unrealized gains on cash flow hedges includes realization of unrealized losses of $0.3 million and $0.2 million related to the unrealized losses of interest rate swaps held by NiSource’s unconsolidated equity method investments for the first quarter of 2012 and 2011, respectively.

(c)	Unrecognized pension benefit and OPEB costs, net of $0.5 million and $0.4 million tax expense in the first quarter of 2012 and 2011.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2012	December 31, 2011

ASSETS
Property, Plant and Equipment
Utility Plant	$20,571.1	$20,337.8
Accumulated depreciation and amortization	(8,805.9)	(8,670.2)

Net utility plant	11,765.2	11,667.6

Other property, at cost, less accumulated depreciation	136.8	132.5

Net Property, Plant and Equipment	11,902.0	11,800.1

Investments and Other Assets
Assets of discontinued operations and assets held for sale	0.2	0.2
Unconsolidated affiliates	204.8	204.7
Other investments	156.5	150.9

Total Investments and Other Assets	361.5	355.8

Current Assets
Cash and cash equivalents	38.5	11.5
Restricted cash	149.7	160.6
Accounts receivable (less reserve of $45.6 and $30.5, respectively)	730.3	854.8
Income tax receivable	0.7	0.9
Gas inventory	181.1	427.6
Underrecovered gas and fuel costs	15.0	20.7
Materials and supplies, at average cost	89.8	87.6
Electric production fuel, at average cost	83.3	50.9
Price risk management assets	141.9	137.2
Exchange gas receivable	76.4	64.9
Regulatory assets	186.2	169.7
Prepayments and other	277.4	261.8

Total Current Assets	1,970.3	2,248.2

Other Assets
Price risk management assets	114.7	188.7
Regulatory assets	1,940.1	1,978.2
Goodwill	3,677.3	3,677.3
Intangible assets	294.9	297.6
Postretirement and postemployment benefits assets	34.9	31.5
Deferred charges and other	150.2	130.9

Total Other Assets	6,212.1	6,304.2

Total Assets	$20,445.9	$20,708.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Condensed Consolidated Balance Sheet (unaudited) (continued)

(in millions, except share amounts)	March 31, 2012	December 31, 2011

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 283,890,607 and 281,853,571 shares issued and outstanding, respectively	$2.9	$2.8
Additional paid-in capital	4,198.9	4,167.7
Retained earnings	980.0	917.0
Accumulated other comprehensive loss	(60.9)	(59.7)
Treasury stock	(40.4)	(30.5)

Total Common Stockholders’ Equity	5,080.5	4,997.3
Long-term debt, excluding amounts due within one year	5,834.4	6,267.1

Total Capitalization	10,914.9	11,264.4

Current Liabilities
Current portion of long-term debt	750.8	327.3
Short-term borrowings	1,264.2	1,359.4
Accounts payable	380.7	434.8
Dividends payable	65.3	-
Customer deposits and credits	215.1	313.6
Taxes accrued	237.3	220.9
Interest accrued	70.2	111.9
Overrecovered gas and fuel costs	74.3	48.9
Price risk management liabilities	180.4	167.8
Exchange gas payable	66.3	168.2
Deferred revenue	10.6	10.1
Regulatory liabilities	99.9	112.0
Accrued liability for postretirement and postemployment benefits	26.6	26.6
Legal and environmental reserves	37.0	43.9
Other accruals	239.7	301.0

Total Current Liabilities	3,718.4	3,646.4

Other Liabilities and Deferred Credits
Price risk management liabilities	94.9	138.9
Deferred income taxes	2,650.7	2,541.9
Deferred investment tax credits	27.9	29.0
Deferred credits	80.7	78.9
Accrued liability for postretirement and postemployment benefits	946.0	953.8
Regulatory liabilities and other removal costs	1,616.2	1,663.9
Asset retirement obligations	148.4	146.4
Other noncurrent liabilities	247.8	244.7

Total Other Liabilities and Deferred Credits	5,812.6	5,797.5

Commitments and Contingencies (Refer to Note 19)	-	-

Total Capitalization and Liabilities	$20,445.9	$20,708.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2012	2011

Operating Activities
Net Income	$193.4	$209.5
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	146.1	134.3
Net changes in price risk management assets and liabilities	24.9	14.3
Deferred income taxes and investment tax credits	92.2	102.3
Deferred revenue	0.5	0.7
Stock compensation expense and 401(k) profit sharing contribution	8.9	7.8
Gain on sale of assets	(1.6)	-
Loss on impairment of assets	-	0.7
Income from unconsolidated affiliates	(6.6)	(3.1)
Loss (Gain) from discontinued operations - net of taxes	0.1	(0.4)
Amortization of debt related costs	2.3	2.1
AFUDC equity	(1.0)	(1.4)
Distributions of earnings received from equity investees	12.9	1.8
Changes in Assets and Liabilities:
Accounts receivable	127.9	16.0
Income tax receivable	0.2	78.6
Inventories	211.2	208.5
Accounts payable	(41.3)	(119.9)
Customer deposits and credits	(98.5)	(136.5)
Taxes accrued	16.6	24.1
Interest accrued	(41.7)	(53.0)
Overrecovered gas and fuel costs	31.1	191.0
Exchange gas receivable/payable	(113.4)	(129.6)
Other accruals	(54.3)	(34.0)
Prepayments and other current assets	(4.7)	1.3
Regulatory assets/liabilities	(1.2)	15.2
Postretirement and postemployment benefits	(6.9)	(94.4)
Deferred credits	2.6	3.5
Deferred charges and other noncurrent assets	(23.3)	(3.6)
Other noncurrent liabilities	4.0	1.0

Net Operating Activities from Continuing Operations	480.4	436.8
Net Operating Activities used for Discontinued Operations	(0.4)	(14.7)

Net Cash Flows from Operating Activities	480.0	422.1

Investing Activities
Capital expenditures	(292.6)	(209.4)
Proceeds from disposition of assets	2.1	5.5
Restricted cash withdrawals	11.5	38.0
Contributions to equity investees	(5.3)	-
Other investing activities	(10.4)	(9.2)

Net Cash Flow used for Investing Activities	(294.7)	(175.1)

Financing Activities
Retirement of long-term debt	(5.9)	(2.8)
Premiums and other debt related costs	-	(8.2)
Change in short-term borrowings, net	(94.8)	(119.5)
Issuance of common stock	17.4	3.7
Acquisition of treasury stock	(9.9)	(2.7)
Dividends paid - common stock	(65.1)	(64.2)

Net Cash Flow used for Financing Activities	(158.3)	(193.7)

Change in cash and cash equivalents from continuing operations	27.4	68.0
Cash contributions to discontinued operations	(0.4)	(14.7)
Cash and cash equivalents at beginning of period	11.5	9.2

Cash and Cash Equivalents at End of Period	$38.5	$62.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.            Basis of Accounting Presentation

The accompanying unaudited condensed consolidated financial statements for NiSource (the “Company”) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.

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

Immaterial Restatement

As indicated in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, NiSource made correcting adjustments to its historical financial statements including for the first quarter of 2011 relating to deferred revenue, environmental asset recovery and OPEB over-reimbursement. NiSource does not believe that these corrections, individually or in the aggregate, are material to its financial statements (unaudited) for the quarterly period ended March 31, 2011. For additional information on these corrections, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, and Note 26, Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The following table sets forth the effects of the correcting adjustments to Net Income for the three months ended March 31, 2011:

Increase/(Decrease) in Net Income (in millions)	Three Months Ended March 31, 2011

Previously reported Net Income	$205.2
Deferred revenue	(0.6)
Environmental asset recovery	8.0
OPEB over-reimbursement	(0.2)
Total corrections	7.2
Income taxes	2.9
Corrected Net Income	$209.5

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the effects of the correcting adjustments on affected line items within the Condensed Statement of Consolidated Income (unaudited) for the three months ended March 31, 2011:

Condensed Statements of Consolidated Income (unaudited)

	Three Months ended March 31, 2011
(in millions, except per share amounts)	As Previously Reported	As Corrected

Net Revenues
Electric	$347.1	$346.5
Gross Revenues	2,232.2	2,231.6
Total Net Revenues	1,061.3	1,060.7
Operation and maintenance	432.5	429.3
Depreciation and amortization	138.9	134.3
Total Operating Expenses	665.1	657.3
Operating Income	399.2	406.4
Income from Continuing Operations before Income Taxes	312.7	319.9
Income Taxes	107.9	110.8
Income from Continuing Operations	204.8	209.1
Net Income	$205.2	$209.5

Basic Earnings Per Share ($)
Continuing operations	$0.73	$0.75
Basic Earnings Per Share	$0.73	$0.75

Diluted Earnings Per Share ($)
Continuing operations	$0.72	$0.73
Diluted Earnings Per Share	$0.72	$0.73

These corrections affected certain line items within net cash flows from operating activities on the Condensed Statement of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2011, with no net effect on total net cash flows from operating activities.

2.            Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued Accounting Standards Update 2011-12, which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the Condensed Statements of Consolidated Income (unaudited) and the Condensed Statements of Consolidated Comprehensive Income (unaudited), as required by Accounting Standards Update 2011-05. For public entities, these updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. NiSource adopted the guidance on January 1, 2012 by presenting the Condensed Statements of Consolidated Income (unaudited) and the Condensed Statements of Consolidated Comprehensive Income (unaudited) as two separate statements.

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

Goodwill Impairment. In September 2011, the FASB issued Accounting Standards Update 2011-08, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As NiSource performs its annual Goodwill impairment test during the second quarter of its fiscal year, NiSource is currently reviewing the provisions of this new standard to determine if it will elect the option for the second quarter of 2012.

3.            Earnings Per Share

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (refer to Note 4 “Forward Equity Agreement” for additional information). The calculation of diluted earnings per share for March 31, 2012 and 2011 excludes out-of-the-money stock options of 2.1 million and 3.5 million, respectively, which had an anti-dilutive effect. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

Three Months Ended March 31, (in thousands)	2012	2011
Denominator
Basic average common shares outstanding	282,925	279,339
Dilutive potential common shares
Nonqualified stock options	126	-
Shares contingently issuable under employee stock plans	158	1,112
Shares restricted under stock plans	615	317
Forward agreements	9,275	4,203
Diluted Average Common Shares	293,099	284,971

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

In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. Settlement of the Forward Agreements is expected to occur no later than September 10, 2012. Subject to certain exceptions, NiSource may elect cash or net share settlement for all or a portion of its obligations under the Forward Agreements. Upon any physical settlement of the Forward Agreements, NiSource will deliver shares of its common stock in exchange for cash proceeds at the forward sale price, which initially is $15.9638 and is subject to adjustment as provided in the Forward Agreements. If the equity forward had been settled by delivery of shares at March 31, 2012, NiSource would have received approximately $351.2 million based on a forward price of $14.4744 for the 24,265,000 shares. NiSource currently anticipates settling the equity forward by delivering shares.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In accordance with ASC 815-40, NiSource has classified the Forward Agreement as an equity transaction. As a result of this classification, no amounts have been recorded in the Condensed Consolidated Financial Statements (unaudited) as of and for the three months ended March 31, 2012 and the year ended December 31, 2011 in connection with the Forward Agreements. The only impact to the Condensed Consolidated Financial Statements (unaudited) is the inclusion of incremental shares within the calculation of fully diluted EPS under the treasury stock method. Refer to Note 3, “Earnings Per Share,” for additional information.

5.            Gas in Storage

Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. NiSource has a temporary LIFO liquidation debit of $21.7 million recorded for the three months ended March 31, 2012 for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

6.            Discontinued Operations and Assets and Liabilities Held for Sale

There were no significant assets or liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

Results from discontinued operations, which primarily arise from changes in estimate for certain liabilities for NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

Three Months Ended March 31, (in millions)	2012	2011

Revenues from Discontinued Operations	$-	$-
(Loss) Income from discontinued operations	(0.2)	0.6
Income tax (benefit) expense	(0.1)	0.2
(Loss) Income from Discontinued Operations - net of taxes	$(0.1)	$0.4

Gain on Disposition of Discontinued Operations - net of taxes	$-	$-

7.            Asset Retirement Obligations

Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities and other removal costs” on the Condensed Consolidated Balance Sheets (unaudited).

Changes in NiSource’s liability for asset retirement obligations for the three months ended March 31, 2012 and 2011 are presented in the table below:

(in millions)	2012	2011
Balance as of January 1,	$146.4	$138.8
Accretion expense	0.2	0.2
Accretion recorded as a regulatory asset/liability	2.1	1.7
Settlements	(0.3)	(0.6)
Balance as of March 31,	$148.4	$140.1

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

On March 15, 2012, the IURC approved a settlement agreement with Northern Indiana and all participating parties to extend its product and services contained in its current gas ARP indefinitely.

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

On November 12, 2010, Columbia of Pennsylvania filed a petition for an order authorizing the company to revise its accounting methodology for the gas it holds in storage. Columbia of Pennsylvania had historically used Last-In First-Out (LIFO) accounting but sought permission to move to a Weighted Average Cost of Gas (WACOG) accounting methodology as a means of simplifying regulatory accounting and to realize the value of low-cost gas injected into storage decades ago. On February 4, 2011, Columbia of Pennsylvania filed a settlement agreement with the Pennsylvania PUC in which regulatory stakeholders agreed that Columbia of Pennsylvania should adopt the WACOG accounting methodology and provide the benefit of the low-cost gas supplies to its customers. On March 31, 2011, the Pennsylvania PUC approved the settlement and Columbia of Pennsylvania began to provide the projected benefit as a credit to its customers as a reduction to the Gas Cost Recovery rate. The credit to customers of $43.8 million was totally refunded by September 2011.

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

On May 19, 2008 Columbia of Ohio filed an application with the PUCO to defer environmental remediation expenses. On September 24, 2008, the PUCO approved the application. Each year COH must report on the amounts deferred during the previous year. On December 6, 2011, COH filed its annual deferral report for the twelve months ended November 30, 2011. PUCO Staff filed its Comments on January 5, 2012, and objected to deferral of costs for a Toledo remediation project. As suggested by PUCO Staff, Columbia of Ohio capitalized $2.4 million in costs associated with the Toledo project which will be proposed for recovery as a component of future rate base.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Columbia of Massachusetts filed an application to implement its Targeted Infrastructure Reinvestment Factor (“TIRF”) on April 30, 2010. On October 29, 2010, the Massachusetts DPU approved Columbia of Massachusetts’ proposed adjustment factor, to take effect November 1, 2010, subject to further investigation and reconciliation. On April 29, 2011, Columbia of Massachusetts filed its second annual application of its TIRF tracker for DPU approval for new rates to go into effect November 1, 2011. On October 31, 2011, the Massachusetts DPU approved Columbia of Massachusetts proposed adjustment factor subject to further investigation and reconciliation. On September 16, 2010, Columbia of Massachusetts filed a petition for approval to implement its first semi-annual revenue decoupling adjustment factor (“RDAF”) for the Peak Period. That adjustment, which took effect on November 1, 2010, subject to further review and reconciliation, was approved by the DPU on March 23, 2011. Columbia of Massachusetts filed its application for approval of its Off-peak Period RDAF on March 15, 2011. The rate took effect on May 1, 2011, subject to further review and reconciliation by the DPU. On September 15, 2011, Columbia of Massachusetts filed a petition for approval of its second Peak Period RDAF, with a proposed effective date of November 1, 2011. On October 31, 2011, the Massachusetts DPU approved Columbia of Massachusetts’ proposed adjustment factor subject to further investigation and reconciliation. On March 19, 2012, Columbia of Massachusetts filed its Off-Peak RDAF to take effect May 1, 2012. The filing is under review by the Massachusetts DPU.

On April 13, 2012, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $29.2 million. Columbia of Massachusetts filed using a historic test year ending December 31, 2011. Additionally, Columbia of Massachusetts proposed rate-year, rate base treatment, as well as modification to the TIRF. The rate-year, rate base treatment has been proposed to reduce the impact of regulatory lag. An order is expected later this year, with new rates going into effect on November 1, 2012.

On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction replaced Columbia of Ohio’s current GCR mechanism for providing commodity gas supplies to its sales customers. By Order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio conducted two consecutive one-year long standard service offer auction periods starting April 1, 2010 and April 1, 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment of $1.93 per Mcf. On February 24, 2010 the PUCO issued an entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process. On February 8, 2011, Columbia of Ohio held its second standard service offer auction which resulted in a retail price adjustment of $1.88 per Mcf. On February 9, 2011, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment to become effective April 1, 2011. Several parties challenged the transition from a standard service offer auction to a standard choice offer auction and on September 7, 2011, the PUCO issued an Order authorizing Columbia of Ohio to implement a standard choice offer auction in February 2012. On October 7, 2011, the OCC filed an application for rehearing of the PUCO’s Order. By Entry on Rehearing dated November 1, 2011, the PUCO denied the OCC’s Application for Rehearing. On February 14, 2012, Columbia of Ohio held its first standard choice offer auction which resulted in a retail price adjustment of $1.53 per Mcf. On February 14, 2012, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment to become effective April 1, 2012. With the implementation of the standard choice offer, Columbia of Ohio will report lower gross revenues and lower cost of sales. There is no impact on net revenues.

On October 3, 2011, Columbia of Ohio filed an application with PUCO, requesting authority to defer incurred charges to a regulatory asset for debt-based post-in-service carrying charges, depreciation and property taxes associated with Columbia of Ohio’s capital program. Interested parties filed comments on Columbia of Ohio’s application by February 17, 2012. Columbia of Ohio filed Reply Comments on February 27, 2012.

On November 30, 2011 Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with Rider IRP and Rider DSM. On February 28, 2012, Columbia of Ohio filed its application to adjust rates associated with IRP and DSM Riders. The DSM Rider tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. The application sought to increase the annual revenue from the riders by approximately $27.9 million. On April 10, 2012, Columbia of Ohio reached a settlement with parties allowing for an increase in annual revenue from the Riders of approximately $27 million. It is anticipated that the PUCO will approve the settlement to become effective May 1, 2012.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On December 9, 2011 Columbia of Ohio filed a Notice of Intent to file an application to extend its Infrastructure Replacement Program. On January 6, 2012, the OCC filed a Memorandum Contra, arguing that Columbia of Ohio’s base rates should be reviewed as part of the IRP extension process. Columbia of Ohio filed a Reply Memorandum on January 11, 2012. Columbia of Ohio filed an amended Notice of Intent and an amended Motion for Waiver on March 5, 2012.

On April 19, 2012, Columbia of Ohio filed an application that requests authority to increase its uncollectible expense rider rate in order to generate an additional $14.6 million in annual revenue in order to offset anticipated increases in uncollectible expenses.

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

Gas Transmission and Storage Operations Regulatory Matters

Columbia Gulf Rate Case.   On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposed a revenue increase of approximately $50 million to cover increases in the cost of services, which includes adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes. On November 30, 2010, the FERC issued an Order allowing new rates to become effective by May 2011, subject to refund. Columbia Gulf placed new rates into effect, subject to refund, on May 1, 2011. Columbia Gulf and the active parties to the case negotiated a settlement, which was filed with the FERC on September 9, 2011. On September 30, 2011, the Chief Judge severed the issues relating to a contesting party for separate hearing and decision. On October 4, 2011, the Presiding Administrative Law Judge certified the settlement agreement as uncontested to the FERC with severance of the contesting party from the settlement. On November 1, 2011, Columbia Gulf began billing interim rates to customers. On December 1, 2011, the FERC issued an order approving the settlement without change. The key elements of the settlement, which was a “black box agreement”, include: (1) increased base rate to $0.1520 per Dth and (2) establishing a postage stamp rate design. No protests to the order were filed and therefore, pursuant to the Settlement, the order became final on January 1, 2012 which made the settlement effective on February 1, 2012. On February 2, 2012, the Presiding Administrative Law Judge issued an initial decision granting a joint motion terminating the remaining litigation with the contesting party and allowing it to become a settling party. The FERC issued an order on March 15, 2012, affirming the initial decision, which terminated the remaining litigation with the contesting party. Refunds of approximately $16 million, accrued as of December 31, 2011, were disbursed to settling parties in March 2012.

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

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provided that certain electric customers of Northern Indiana would receive bill credits of approximately $55.1 million each year. The credits continued at approximately the same annual level and per the same methodology, until the IURC approval and implementation of new customer rates, which occurred on December 27, 2011. A final reconciliation of the credits will occur in a future fuel cost filing according to the terms of the approved settlement in the 2010 Electric Rate Case. Credits amounting to $(0.9) million and $13.0 million were recognized for electric customers for the first quarter of 2012 and 2011, respectively.

On December 9, 2009, the IURC issued an Order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. On May 25, 2011, the IURC issued an Order approving a tracker mechanism to recover the costs associated with these energy efficiency programs. On July 27, 2011, the IURC issued an Order approving the energy efficiency programs. On February 1, 2012, Northern Indiana submitted a petition to the IURC to recover lost margins, and an evidentiary hearing is scheduled for July 31, 2012.

Cost Recovery and Trackers.   A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.

As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making an investment in a new, 100-mile, 345-kilovolt transmission project in northern Indiana. The project, a major new transmission system improvement reviewed and authorized by the MISO, is scheduled to be in service during the latter part of the decade. On March 16, 2012, Northern Indiana filed with the FERC for incentives for this transmission project, including all construction work in progress in rate base. Northern Indiana has also been identified by the MISO as one of two Transmission Owners to invest in another project. On February 8, 2012, Pioneer Transmission, LLC filed a complaint with the FERC, seeking to obtain 100 percent of the investment rights in this second project. The last Response was filed by Northern Indiana on March 27, 2012.

In the Order issued on August 25, 2010, the IURC approved an RTO tracker for recovery of MISO non-fuel costs and revenues and off-system sales sharing and ordered that purchased power costs and fuel-related MISO charge types be recovered in the FAC. The IURC also approved a purchase capacity tracker referred to as the RA Tracker. Similar treatment was requested in the 2010 Electric Rate Case filing and approved in the December 21, 2011 Order approving the Settlement Agreement. The implementation of such trackers coincides with the implementation of new customer rates. Northern Indiana made its first filings for recovery of costs under the RTO and RA mechanisms on February 2, 2012. The RTO filing also seeks authorization from the IURC to retain certain revenues under MISO Schedule 26-A to support investments in Northern Indiana’s Multi-Value Projects under MISO’s 2011 transmission expansion plan. On April 10, 2012, the IURC approved a procedural schedule to consider the retention of MISO Schedule 26-A revenues. The hearing date is set for May 14, 2012.

As part of the August 25, 2010 Order, a new “purchase power benchmark” became effective. This purchase power benchmark superseded the one made effective by a settlement in October 2007. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana. During the quarters ended March 31, 2012 and 2011, no purchased power costs exceeded the benchmark.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On March 22, 2011, Northern Indiana filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011. Refer to Note 19-C, “Environmental Matters,” for additional information. This petition has since been trifurcated into three separate phases. On December 28, 2011, the IURC issued an order for the Phase I projects estimated to cost $500 million and granting the requested ratemaking and accounting relief associated with these Phase I projects. On February 15, 2012, the IURC issued an order for the Phase II projects. The proposed construction of a FGD unit on Michigan City Generating Station Unit 12 is the subject of Phase III of this proceeding. On February 14, 2012, the IURC issued a procedural schedule for the Phase III projects, which includes an evidentiary hearing scheduled on May 10, 2012.

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

Northern Indiana, Columbia of Pennsylvania, Columbia of Kentucky, Columbia of Maryland and Columbia of Virginia use NYMEX futures and NYMEX options to minimize risk associated with gas price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of the companies’ GCR or FAC mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.

Northern Indiana and Columbia of Virginia offer a fixed price program as an alternative to the standard GCR mechanism. These services provide certain customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied in that certain of these contracts have been accounted for as cash flow hedges while some contracts are not. The accounting treatment is based on the election of the company. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs where delivery of the commodity is probable to occur.

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

NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are marked-to-market with all associated gains and losses recognized to income. NiSource established a reserve of $3.5 million and $25.6 million against certain derivatives as of March 31, 2012 and December 31, 2011, respectively. This amount represents reserves related to the creditworthiness of certain customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $72.9 million at March 31, 2012 and $136.8 million at December 31, 2011, while the financial derivative contracts marked-to-market had a fair value loss of $115.8 million at March 31, 2012, and $155.5 million at December 31, 2011. During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business. During the first quarter of 2012, NiSource settled a majority of the contracts related to the reserve noted above. As a result, NiSource wrote off $43.8 million of price risk assets and recorded notes receivable of $20.7 million.

On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of March 31, 2012, NiSource affiliates maintained a reserve for the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Commodity price risk program derivative contracted gross volumes are as follows:

	March 31, 2012	December 31, 2011
Commodity Price Risk Program:

Gas price volatility program derivatives (MMDth)	23.3	26.1

Price Protection Service program derivatives (MMDth)	0.5	1.0

DependaBill program derivatives (MMDth)	0.2	0.3

Regulatory incentive program derivatives (MMDth)	-	0.9

Gas marketing program derivatives (MMDth)(a)	16.4	28.5

Gas marketing forward physical derivatives (MMDth)(b)	16.0	27.1

Electric energy program FTR derivatives (mw)(c)	4,478.5	8,578.5

(a) Basis contract volumes not included in the above table were 16.5 MMDth and 15.9 MMDth as of March 31, 2012 and December 31, 2011, respectively.

(b) Basis contract volumes not included in the above table were 24.1 MMDth and 29.9 MMDth as of March 31, 2012 and December 31, 2011, respectively.

(c) Megawatt hours reported in thousands

Interest Rate Risk Activities.   NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of March 31, 2012, NiSource had $6.6 billion of outstanding fixed rate debt, of which $500.0 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the three months ended March 31, 2012 and 2011.

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

Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from AOCI to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of March 31, 2012, AOCI includes $10.9 million related to forward starting interest rate swap settlement, net of tax. These derivative contracts are accounted for as a cash flow hedge.

As of March 31, 2012, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss associated with a settled interest rate swap is $19.4 million, net of tax, as of March 31, 2012. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Condensed Statements of Consolidated Income (unaudited).

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

Asset Derivatives (in millions)	March 31, 2012	December 31, 2011
Balance Sheet Location	Fair Value (a)	Fair Value (a)
Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$-	$-
Price risk management assets (noncurrent)	47.7	56.7
Total derivatives designated as hedging instruments	$47.7	$56.7
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$143.1	$141.8
Price risk management assets (noncurrent)	67.5	150.0
Total derivatives not designated as hedging instruments	$210.6	$291.8
Total Asset Derivatives	$258.3	$348.5

(a) During the fourth quarter of 2011, NiSource recorded reserves of $22.6 million ($4.6 million current and $18.0 million noncurrent) on certain assets related to the wind down of the unregulated natural gas marketing business. As of March 31, 2012, $1.7 million ($1.2 million current and $0.5 million noncurrent) of these reserves remain. The non-designated price risk asset amounts above are shown gross and have not been adjusted for the reserves.

Liability Derivatives (in millions)	March 31, 2012	December 31, 2011
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$0.3	$0.4
Price risk management liabilities (noncurrent)	0.1	0.1
Total derivatives designated as hedging instruments	$0.4	$0.5
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$180.1	$167.4
Price risk management liabilities (noncurrent)	94.8	138.8
Total derivatives not designated as hedging instruments	$274.9	$306.2
Total Liability Derivatives	$275.3	$306.7

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:

Derivatives in Cash Flow Hedging Relationships

Three Months Ended, (in millions):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	March 31, 2012	March 31, 2011	into Income (Effective Portion)	March 31, 2012	March 31, 2011

Commodity price risk programs	$0.3	$0.5	Cost of Sales	$0.5	$0.6
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.7)	(0.7)

Total	$0.7	$0.9		$(0.2)	$(0.1)

Three Months Ended, (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging	and Amount Excluded from
Relationships	Effectiveness Testing)	March 31, 2012	March 31, 2011

Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-

Total		$-	$-

It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately $0.4 million of loss, net of taxes.

Derivatives in Fair Value Hedging Relationships

Three Months Ended, (in millions)

Derivatives in Fair Value Hedging	Location of Loss Recognized in	Amount of Loss Recognized in Income on Derivatives
Relationships	Income on Derivatives	March 31, 2012	March 31, 2011

Interest rate risk activities	Interest expense, net	$(9.0)	$(10.3)

Total		$(9.0)	$(10.3)

Three Months Ended, (in millions)
Hedged Item in Fair Value Hedge	Location of Gain Recognized in	Amount of Gain Recognized in Income on Related Hedged Items
Relationships	Income on Related Hedged Item	March 31, 2012	March 31, 2011

Fixed-rate debt	Interest expense, net	$9.0	$10.3

Total		$9.0	$10.3

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Derivatives not designated as hedging instruments

Three Months Ended, (in millions)

		Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	March 31, 2012	March 31, 2011

Commodity price risk programs	Gas Distribution revenues	$0.2	$(21.7)
Commodity price risk programs	Other revenues	(1.7)	10.6
Commodity price risk programs	Cost of Sales	(21.1)	(2.4)

Total		$(22.6)	$(13.5)

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $19.8 million and $22.6 million for the first quarter of 2012 and 2011, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

NiSource’s derivative instruments measured at fair value as of March 31, 2012 and December 31, 2011 do not contain any credit-risk-related contingent features.

Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $2.1 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.

NiSource had $148.2 million and $158.2 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011, respectively.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

10.            Fair Value Disclosures

A.             Fair Value Measurements.

Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

Recurring Fair Value Measurements March 31, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$75.3	$-	$75.3
Financial price risk programs (a)	133.6	1.6	0.1	135.3
Interest rate risk activities	-	47.7	-	47.7
Available-for-sale securities	29.7	66.8	-	96.5
Total	$163.3	$191.4	$0.1	$354.8
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$0.7	$-	$0.7
Financial price risk programs	273.3	1.3	-	274.6
Total	$273.3	$2.0	$-	$275.3

(a) The financial price risk program amount above is shown gross and has not been adjusted for a reserve of $1.7 million on certain assets related to the wind down of the unregulated natural gas marketing business.

Recurring Fair Value Measurements December 31, 2011 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$140.7	$-	$140.7
Financial price risk programs (a)	148.3	2.5	0.3	151.1
Interest rate risk activities	-	56.7	-	56.7
Available-for-sale securities	32.9	63.1	-	96.0
Total	$181.2	$263.0	$0.3	$444.5
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$3.9	$-	$3.9
Financial price risk programs	301.1	1.7	-	302.8
Total	$301.1	$5.6	$-	$306.7

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

Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2012 and 2011, there were no material transfers between fair value hierarchies. Additionally there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.

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

Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at March 31, 2012 and December 31, 2011 were:

(in millions)	Amortized Cost	Total Gains	Total Losses	Fair Value
Available-for-sale debt securities, March 31, 2012
U.S. Treasury	$33.9	$1.4	$-	$35.3
Corporate/Other	59.5	1.8	(0.1)	61.2
Total Available-for-sale debt securities	$93.4	$3.2	$(0.1)	$96.5

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(in millions)	Amortized Cost	Total Gains	Total Losses	Fair Value
Available-for-sale debt securities, December 31, 2011
U.S. Treasury	$36.7	$1.7	$-	$38.4
Corporate/Other	56.3	1.6	(0.3)	57.6
Total Available-for-sale debt securities	$93.0	$3.3	$(0.3)	$96.0

For the three months ended March 31, 2012 and 2011, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.1 million, respectively. For the three months ended March 31, 2012 and 2011, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was zero and $0.5 million, respectively.

The cost of maturities sold is based upon specific identification. At March 31, 2012, all of the U.S. Treasury debt securities have maturities of greater than one year. At March 31, 2012, approximately $1.2 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012 (in millions)	Other Derivatives

Balance as of January 1, 2012	$0.3
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(0.2)
Balance as of March 31, 2012	$0.1

Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2012	$-

Three Months Ended March 31, 2011 (in millions)	Other Derivatives

Balance as of January 1, 2011	$0.2
Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.4)
Purchases	(0.4)
Settlements	0.5
Balance as of March 31, 2011	$(0.1)

Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2011	$(0.9)

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2012 and 2011.

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

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the quarters ending March 31, 2012 and 2011, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2012	Estimated Fair Value as of March 31, 2012	Carrying Amount as of Dec. 31, 2011	Estimated Fair Value as of Dec. 31, 2011
Long-term debt (including current portion)	6,585.2	7,420.5	6,594.4	7,369.4

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

On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and RBS. On October 21, 2011, the agreement was renewed with an amendment increasing the maximum seasonal program limit from $200 million to $240 million. The amended agreement expires on October 19, 2012, and can be renewed if mutually agreed to by all parties. As of March 31, 2012, $161.4 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. On August 31, 2011, the agreement was renewed, having a new scheduled termination date of August 29, 2012, and can be further renewed if mutually agreed to by both parties. As of March 31, 2012, $169.3 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively.

On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 13, 2012, the agreement was renewed, having a new scheduled termination date of March 12, 2013, and can be further renewed if mutually agreed to by both parties. As of March 31, 2012, $45.9 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2012 and December 31, 2011 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	March 31, 2012	December 31, 2011
Gross Receivables	$446.4	$510.5
Less: Receivables not transferred	69.8	278.8
Net receivables transferred	$376.6	$231.7

Short-term debt due to asset securitization	$376.6	$231.7

For the three months ended March 31, 2012 and 2011, $1.1 million and $1.5 million of fees associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

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

NiSource’s goodwill assets as of March 31, 2012 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at March 31, 2012 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $18.8 million.

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

13.            Income Taxes

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2012 and 2011, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2012 and 2011 were 34.7% and 34.6%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On December 27, 2011, the United States Treasury Department and the IRS issued temporary and proposed regulations effective for years beginning on or after January 1, 2012 that, among other things, provided guidance on whether expenditures qualified as deductible repairs. In addition, on March 15, 2012, the IRS issued a directive to discontinue exam activity related to positions on this issue taken on original tax returns for years beginning before January 1, 2012. NiSource expects the IRS to issue guidance for the treatment of expenditures for gas transmission and distribution assets, and generation within the next twelve months. NiSource further expects that it will be more likely to adopt the procedures provided in this guidance rather than the more general rules set forth in the temporary and proposed regulations. Accordingly, NiSource management expects to adjust unrecognized tax benefits recorded in 2009 related to its change in tax accounting for repairs for gas transmission and distribution assets and generation assets in the period specific guidance for these assets is issued. As noted above, NiSource management believes that the issuance of such guidance and intent to adopt the guidance by NiSource is reasonably possible to occur within the next twelve months. In that event, NiSource will recognize a tax benefit for this issue in the amount of $80.9 million. NiSource believes these adjustments will not have a significant effect on the income statement.

There were no material changes recorded in the first quarter of 2012 to NiSource’s uncertain tax positions as of December 31, 2011.

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

For the three months ended March 31, 2012, NiSource has contributed $0.9 million to its pension plans and $13.1 million to its other postretirement benefit plans.

The following table provides the components of the plans’ net periodic benefits cost for the three months ended March 31, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2012	2011	2012	2011

Components of Net Periodic Benefit Cost
Service cost	$9.4	$9.4	$2.8	$2.5
Interest cost	28.2	29.9	9.3	9.6
Expected return on assets	(41.1)	(41.8)	(6.7)	(6.7)
Amortization of transition obligation	-	-	0.3	0.3
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Recognized actuarial loss	20.3	13.9	2.4	1.7

Total Net Periodic Benefit Costs	$16.9	$11.5	$8.0	$7.3

For the quarters ended March 31, 2012 and 2011, pension and other postretirement benefit cost of approximately $5.6 million and $7.1 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.

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

NiSource consolidates those VIEs for which it is the primary beneficiary. NiSource considers quantitative and qualitative elements in determining the primary beneficiary. Qualitative measures include the ability to control an entity and the obligation to absorb losses or the right to receive benefits.

NiSource’s analysis includes an assessment of guarantees, operating leases, purchase agreements, and other contracts, as well as its investments and joint ventures. For items that have been identified as variable interests, or where there is involvement with an identified VIE, an in-depth review of the relationship between the relevant entities and NiSource is made to evaluate qualitative and quantitative factors to determine the primary beneficiary, if any, and whether additional disclosures would be required under the current standard.

At March 31, 2012, consistent with prior periods, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. As of March 31, 2012, NiSource is a 99% limited partner with a net investment of approximately $3.0 million. Consistent with prior periods, NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low income housing properties. At March 31, 2012, gross assets of the low income housing real estate investments in continuing operations were $28.6 million. Current and non-current assets were $0.5 million and $28.1 million, respectively. As of March 31, 2012, NiSource has long-term debt of approximately $9.7 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.5 million of the assets are restricted to settle the obligations of the entity.

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

16.            Long-Term Debt

On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks which matures on April 3, 2015. Borrowings under the term loan will have an effective cost of LIBOR plus 137 basis points.

17.            Short-Term Borrowings

During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in March 2015. At March 31, 2012, NiSource had $496.6 million of commercial paper outstanding.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility has a termination date of March 3, 2015 and replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The purpose of the facility is to fund ongoing working capital requirements and for general corporate purposes, including supporting liquidity for NiSource’s commercial paper program, and provides for the issuance of letters of credit. At March 31, 2012, NiSource had $391.0 million of outstanding borrowings under this facility.

As of March 31, 2012 and December 31, 2011, NiSource had $37.5 million of stand-by letters of credit outstanding, of which $19.2 million were under the revolving credit facility.

Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheet in the amount of $376.6 million and $231.7 million as of March 31, 2012 and December 31, 2011, respectively. Refer to Note 11, “Transfers of Financial Assets,” for additional information.

(in millions)	March 31, 2012	December 31, 2011
Commercial Paper weighted average interest rate of 1.01% at March 31, 2012 and December 31, 2011.	$496.6	$402.7
Credit facilities borrowings weighted average interest rate of 2.07% and 1.99% at March 31, 2012 and December 31, 2011, respectively	391.0	725.0
Accounts receivable securitization facility borrowings	376.6	231.7
Total short-term borrowings	$1,264.2	$1,359.4

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

18.	Share-Based Compensation

The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the prior 1994 Plan or the Director Plan. At March 31, 2012, there were 7,513,387 shares reserved for future awards under the Omnibus Plan.

Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.

NiSource recognized stock-based employee compensation expense of $3.2 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively, as well as related tax benefits of $1.1 million and $1.0 million.

As of March 31, 2012, the total remaining unrecognized compensation cost related to nonvested awards amounted to $25.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.

Stock Options.   As of March 31, 2012, approximately 2.2 million options were outstanding and exercisable with a weighted average strike price of $22.11. No options were granted during the three months ended March 31, 2012 and 2011. As of March 31, 2012, the aggregate intrinsic value for the options outstanding and exercisable was $4.9 million. During the three months ended March 31, 2012, cash received from the exercise of options was $13.4 million. No options were exercised during the three months ended March 31, 2011.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Restricted Awards.   During the three months ended March 31, 2012, NiSource granted restricted stock units and shares of restricted stock of 151,999, subject to service conditions. The total grant date fair value of the shares of restricted stock and restricted stock units was $3.3 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. If the employee terminates employment before the service conditions lapse due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the shares of restricted stock and restricted stock units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination. As of March 31, 2012, 595,593 nonvested shares (all of which are expected to vest) of restricted stock and restricted stock units were granted and outstanding.

Performance Shares.   During the three months ended March 31, 2012, NiSource granted 709,193 performance shares subject to performance conditions. The grant date fair-value of the awards was $14.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of two non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and relative total shareholder return that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2011 and ending on December 31, 2014) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on January 30, 2015 when the shares vest provided the performance criteria are satisfied. In general, if the employee terminates employment before January 30, 2015 due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination. As of March 31, 2012, 1,956,433 nonvested (all of which are expected to vest) performance shares were granted and outstanding.

Non-employee Director Awards.   As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of March 31, 2012, 116,906 restricted stock units had been issued to non-employee directors under the Omnibus Plan.

Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of March 31, 2012, 241,401 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.

401(k) Match, Profit Sharing and Company Contribution.   NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the quarter ended March 31, 2012 and 2011, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $5.8 million and $3.9 million, respectively.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.            Other Commitments and Contingencies

A.              Guarantees and Indemnities.   As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at March 31, 2012 and the years in which they expire were:

(in millions)	Total	2012	2013	2014	2015	2016	After
Guarantees of subsidiaries debt	$6,120.8	$315.0	$420.3	$500.0	$230.0	$291.5	$4,364.0
Guarantees supporting commodity transactions of subsidiaries	141.9	45.5	14.5	-	80.0	-	1.9
Accounts receivable securitization	376.6	376.6	-	-	-	-	-
Lines of credit	887.6	887.6	-	-	-	-	-
Letters of credit	37.5	33.9	2.6	1.0	-	-	-
Other guarantees	273.7	10.5	224.0	32.2	3.0	-	4.0
Total commercial commitments	$7,838.1	$1,669.1	$661.4	$533.2	$313.0	$291.5	$4,369.9

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

Guarantees Supporting Commodity Transactions of Subsidiaries.   NiSource has issued guarantees, which support up to $141.9 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).

Lines and Letters of Credit and Accounts Receivable Advances.   On March 3, 2011, NiSource Finance entered into a new $1.5 billion four-year revolving credit facility with a syndicate of banks led by Barclays Capital. The new facility replaced an existing $1.5 billion five-year credit facility which would have expired during July 2011. The new facility has a termination date of March 3, 2015. The purpose of the facility is to fund ongoing working capital requirements and for general corporate purposes, including supporting liquidity for the Company’s commercial paper program, and provides for the issuance of letters of credit. At March 31, 2012, NiSource had $391.0 million in borrowings under its four-year revolving credit facility, $496.6 million in commercial paper outstanding and $376.6 million outstanding under its accounts receivable securitization agreements. At March 31, 2012, NiSource issued stand-by letters of credit of approximately $37.5 million for the benefit of third parties. See Note 17, “Short-Term Borrowings,” for additional information.

Other Guarantees or Obligations.   On June 30, 2008, NiSource’s subsidiary, PEI, sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2012. These guarantees are due to expire in June 2013.

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

In connection with Millennium’s refinancing of its long-term debt in August 2010, NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the Millennium notes offering. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of March 31, 2012.

NiSource has issued other guarantees supporting derivative related payments associated with interest rate swap agreements issued by NiSource Finance, operating leases for many of its subsidiaries and for other agreements entered into by its current and former subsidiaries.

B.        Other Legal Proceedings.  In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material impact on NiSource’s consolidated financial statements.

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

As of March 31, 2012 and December 31, 2011, NiSource had recorded reserves of approximately $168.8 million and $173.5 million, respectively, to cover environmental remediation at various sites. The current portion of this reserve is included in Legal and Environmental Reserves in the Condensed Consolidated Balance Sheet. The noncurrent portion is included in Other Noncurrent Liabilities in the Condensed Consolidated Balance Sheet. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.

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

Ozone (eight hour):   On September 2, 2011, the EPA announced it would implement its 2008 eight-hour ozone NAAQS rather than tightening the standard in 2012. The EPA will review, and possibly revise, the standard in 2013 consistent with CAA requirements. In addition, the EPA has proposed to re-designate the Chicago metropolitan area, including the areas in which Northern Indiana operates three of its electric generation facilities, as non-attainment for ozone. Northern Indiana will continue to monitor this matter and cannot estimate the impact of any new rules at this time.

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

During the fourth quarter of 2011, NiSource completed a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared by a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource accordingly increased its liability for estimated remediation costs by $71.1 million. The total liability at NiSource related to the facilities subject to remediation was $137.6 million and $139.5 million at March 31, 2012 and December 31, 2011, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.

Additional Issues Related to Individual Business Segments

The sections above describe various regulatory actions that affect Gas Transmission and Storage Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability. Specific information is provided below.

Gas Transmission and Storage Operations.

Waste

Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. During the third quarter of 2011, Columbia Transmission completed a study to estimate its future remediation requirements related to the AOC. Columbia Transmission accordingly increased its liability for estimated remediation costs by $25.6 million. The total liability at Columbia Transmission related to the facilities subject to remediation was $27.7 million and $30.0 million at March 31, 2012 and December 31, 2011, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the site until retirement. A Response Action Work Plan consistent with this estimate was submitted to the EPA in the fourth quarter of 2011 and subsequently approved. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be completed in 2015.

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

Electric Operations.

Air

Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $620 million to $1.1 billion. This figure includes additional capital improvements associated with the New Source Review Consent Decree, CSAPR and the Utility Mercury and Air Toxics Standards Rule. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.

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

Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule:  On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including Northern Indiana’s, with restricted emission allowance trading programs scheduled to begin in 2012. In a decision issued on December 30, 2011, the D.C. Circuit Court stayed the CSAPR and reinstated the CAIR trading program provisions and requirements, including reissuing CAIR emission allowances, pending resolution of the stay. This development does not significantly impact Northern Indiana’s current emissions control plans. Northern Indiana utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. Northern Indiana believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow Northern Indiana to meet the emission requirements of CSAPR whenever final resolution of the appeal is reached.

Utility Mercury and Air Toxics Standards Rule:  On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA pursued a new Section 112 rulemaking to establish MACT standards for electric utilities. The EPA finalized the Mercury and Air Toxics Standards (MATS) Rule on December 16, 2011. Compliance for Northern Indiana’s affected units will be required in early 2015, with the possibility of a one year extension. Northern Indiana is currently developing a plan for further environmental controls to comply with MATS.

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

20.	Accumulated Other Comprehensive Loss

The following table displays the components of Accumulated Other Comprehensive Loss.

(in millions)	March 31, 2012	December 31, 2011
Other comprehensive income (loss), before tax:
Unrealized gains on securities	$3.2	$8.0
Tax expense on unrealized gains on securities	(1.1)	(3.1)
Unrealized losses on cash flow hedges	(50.7)	(52.3)
Tax benefit on unrealized losses on cash flow hedges	19.9	20.5
Unrecognized pension and OPEB costs	(51.9)	(53.0)
Tax benefit on unrecognized pension and OPEB costs	19.7	20.2
Total Accumulated Other Comprehensive Loss, net of taxes	$(60.9)	$(59.7)

Equity Investment

As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss at March 31, 2012 of $19.4 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrealized loss of $19.4 million and $19.7 million at March 31, 2012 and December 31, 2011, respectively, is included in unrealized losses on cash flow hedges above.

21.	Business Segment Information

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.

At March 31, 2012, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

Three Months Ended March 31, (in millions)	2012	2011
REVENUES
Gas Distribution Operations
Unaffiliated	$1,069.1	$1,584.8
Intersegment	0.2	0.7
Total	1,069.3	1,585.5
Gas Transmission and Storage Operations
Unaffiliated	233.0	213.4
Intersegment	42.4	42.0
Total	275.4	255.4
Electric Operations
Unaffiliated	354.4	348.2
Intersegment	0.2	0.2
Total	354.6	348.4
Corporate and Other
Unaffiliated *	2.2	85.2
Intersegment	110.7	110.5
Total	112.9	195.7
Eliminations	(153.5)	(153.4)
Consolidated Revenues	$1,658.7	$2,231.6

Operating Income
Gas Distribution Operations	$212.0	$241.5
Gas Transmission and Storage Operations	138.6	118.4
Electric Operations	46.2	50.6
Corporate and Other	2.6	(4.1)
Consolidated Operating Income	$399.4	$406.4

* The reduction to other revenues is attributed to the continued wind down of the unregulated natural gas marketing business as well as the early termination of certain contracts as discussed in Note 9, “Risk Management Activities.” There was a corresponding decrease in cost of sales with no impact to operating income.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

22.	Supplemental Cash Flow Information

The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, (in millions)	2012	2011

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$71.0	$58.7
Stock issuance to employee saving plans	5.7	9.6
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$142.7	$140.9
Cash paid for income taxes	1.7	0.7

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

Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, and the matters set forth in the “Risk Factors” section of NiSource’s 2011 Form 10-K, which many of are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.

The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CONSOLIDATED REVIEW

Executive Summary

NiSource (the “Company”) is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates virtually 100% of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations are subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant than in other months.

For the three months ended March 31, 2012, NiSource reported income from continuing operations of $193.5 million, or $0.68 per basic share, compared to $209.1 million, or $0.75 per basic share reported for the same period in 2011.

The decrease in income from continuing operations was due primarily to the following items:

—

Warmer weather in the current quarter resulted in a decrease in income from continuing operations of $45.7 million compared to the prior year. Weather statistics are provided in the Gas Distribution Operations’ segment discussion.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

—

NiSource incurred higher interest expense of $13.5 million resulting from the issuance of long-term debt of $400.0 million in June 2011 and $500.0 million in November 2011, the expiration of the Sugar Creek deferral, as well as higher average short-term borrowings and rates. These increases were partially offset by the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011.

—

Depreciation and amortization increased $11.8 million due primarily to higher capital spend and the additional depreciation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case. NiSource’s capital spend is projected to be approximately $1.4 billion in 2012.

These decreases were partially offset by the following:

—

Electric Operations’ net revenues increased $22.2 million primarily due to the implementation of the electric rate case. Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.

—

Regulatory and service programs at Gas Distributions Operations increased net revenues by $11.5 million primarily due to the rate case at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program. Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.

—

Higher demand margin revenues at Gas Transmission and Storage Operations increased net revenues by $8.6 million primarily due to growth projects placed into service since the first quarter of 2011. Refer below and to the Gas Transmission and Storage Operations segment discussion for a list of growth projects in progress. Additionally, the implementation of the rate case at Columbia Gulf increased net revenues by $7.2 million.

These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”

Platform for Growth

NiSource’s business plan will continue to center on commercial and regulatory initiatives; commercial growth and expansion of the gas transmission and storage business; financial management of the balance sheet; and cost and process excellence.

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

Northern Indiana continues to advance initiatives designed to improve customer services and reliability, as well as enhance the region’s environmental and economic sustainability.

—

Significant environmental investments at Northern Indiana’s coal-fired electric generation facilities remain on track, including construction of FGD equipment on two units at the Company’s Schahfer generating station. The improvements are part of a nearly $850 million environmental investment program over the next six to eight years.

—

On April 5, 2012, Northern Indiana introduced its IN-Charge Electric Vehicle Program. The pilot program provides a credit for residential electric customers to offset the cost of installing a home-based electric vehicle charging system. The program also offers customers free overnight charging for their vehicles at home.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource Gas Distribution companies continue to deliver strong results from their strategy of aligning long-term infrastructure replacement and enhancement programs with a variety of complementary customer programs and rate- design initiatives.

—

Infrastructure projects across much of the gas distribution territory, combined with customer programs and regulatory treatment, continue to generate earnings growth. These initiatives, part of a $4 billion plus long-term investment program, along with the new rates in effect contributed to an increase of $11.5 million in net revenues compared to the same period in the prior year.

—

On April 13, 2012, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $29.2 million. Columbia of Massachusetts filed using a historic test year ending December 31, 2011. Additionally, Columbia of Massachusetts proposed a rate-year, rate base treatment, as well as modification to the Targeted Infrastructure Reinvestment Factor. The rate year rate base treatment has been proposed to reduce the impact of regulatory lag. An order is expected later this year with new rates going into effect on November 1, 2012.

—

At Columbia of Pennsylvania, the state’s General Assembly passed HB1294 on February 7, 2012, and was approved as “Act 11” by the Governor on February 14, 2012. The law supports the company’s infrastructure modernization initiatives by authorizing the Pennsylvania PUC to approve a distribution system improvement charge. In addition, it allows Pennsylvania utilities to base their rates on a forecasted test year, which will allow recovery of infrastructure investments as they are made. A similar law was passed in Ohio in 2011.

Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.

Commercial Growth and Expansion of the Gas Transmission and Storage Business

NiSource Gas Transmission & Storage Operations continues to develop and execute investment opportunities in emerging and existing markets. The company is active in midstream, mineral leasing and traditional pipeline projects, particularly in areas encompassed by the Company’s strategic footprint in the Utica and Marcellus shale production areas.

—

Work is progressing on NiSource Midstream’s Big Pine Gathering System. Anchored by a long-term agreement with XTO Energy Inc., the 70-mile, $150-million project is located in the hydrocarbon-rich area of western Pennsylvania. It will offer an initial capacity of approximately 425,000 Dth per day with interconnections to multiple interstate pipeline markets. The project’s targeted in-service date is December 2012.

—

NiSource Midstream also is pursuing opportunities in the liquids-rich fairway of the Utica play in eastern Ohio, including proposals to provide gathering services, as well as cryogenic natural gas liquids processing. In addition, NiSource Midstream is in advanced discussions with a producer counterparty regarding a potential joint venture that would optimize NiSource Midstream’s minerals position in this area, which could include downstream infrastructure investment opportunities.

—

NiSource Gas Transmission and Storage Operations is successfully pursuing growth opportunities within its existing pipeline system. For example, it recently completed open seasons on two supply- and market-driven expansions of its Columbia Transmission and Columbia Gulf systems. The approximately $220 million West Side Expansion Project will transport approximately 500,000 Dth per day of Marcellus production originating in southwest Pennsylvania and north-central West Virginia to Gulf Coast markets. Binding long-term precedent agreements have been signed with two shippers. The East Side Expansion Project would connect up to 500,000 Dth per day of northern Pennsylvania Marcellus production with growing mid-Atlantic markets. Discussions with customers for binding transportation agreements are currently underway.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

—

Columbia Transmission received approval from the FERC to construct facilities to serve Virginia Electric and Power Company’s 1,329-megawatt, gas-fired generation facility under construction in Warren County, Va. The approximately $35 million project will provide up to nearly 250,000 Dth per day of long-term, firm transportation starting in mid-2014.

—

During the first quarter 2012, Columbia Transmission continued discussions with customers regarding a long-term infrastructure modernization program. Similar to the modernization programs in place at NiSource’s gas utilities, this effort would enhance the reliability and flexibility of the Company’s core pipeline system, ensuring continued safe and reliable service while positioning the Company to meet anticipated regulatory requirements. The plan could involve an investment of about $4 billion over a 10- to 15-year period.

Financial Management of the Balance Sheet

At the end of the first quarter, NiSource maintained approximately $632 million in net available liquidity. Additionally, during the first quarter of 2012, Standard & Poor’s reaffirmed NiSource’s stable credit rating.

On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks which matures on April 3, 2015. Borrowings under the term loan will have an effective cost of LIBOR plus 137 basis points.

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

Refer to “Controls and Procedures” included in Item 4.

Results of Operations

Quarter Ended March 31, 2012

Net Income

NiSource reported net income of $193.4 million, or $0.68 per basic share, for the three months ended March 31, 2012, compared to a net income of $209.5 million, or $0.75 per basic share, for the first quarter of 2011. Income from continuing operations was $193.5 million, or $0.68 per basic share, for the three months ended March 31, 2012, compared to income from continuing operations of $209.1 million, or $0.75 per basic share, for the first quarter of 2011. Operating income was $399.4 million, a decrease of $7.0 million from the same period in 2011. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2012 were 282.9 million compared to 279.3 million at March 31, 2011.

Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.

Immaterial Restatement

As indicated in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, NiSource made correcting adjustments to its historical financial statements including for the first quarter of 2011 relating to deferred revenue, environmental asset recovery and OPEB over-reimbursement. NiSource does not believe that these corrections, individually or in the aggregate, are material to its financial statements (unaudited) for the quarterly period ended March 31, 2011. For additional information on these corrections, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, and Note 26, Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

The following table sets forth the effects of the correcting adjustments to Net Income for the three months ended March 31, 2011:

Increase/(Decrease) in Net Income (in millions)	Three Months Ended March 31, 2011

Previously reported Net Income	$205.2
Deferred revenue	(0.6)
Environmental asset recovery	8.0
OPEB over-reimbursement	(0.2)
Total corrections	7.2
Income taxes	2.9
Corrected Net Income	$209.5

The following table sets forth the effects of the correcting adjustments on affected line items within the Condensed Statement of Consolidated Income (unaudited) for the three months ended March 31, 2011:

Condensed Statements of Consolidated Income (unaudited)
	Three Months ended March 31, 2011
(in millions, except per share amounts)	As Previously Reported	As Corrected

Net Revenues
Electric	$347.1	$346.5
Gross Revenues	2,232.2	2,231.6
Total Net Revenues	1,061.3	1,060.7
Operation and maintenance	432.5	429.3
Depreciation and amortization	138.9	134.3
Total Operating Expenses	665.1	657.3
Operating Income	399.2	406.4
Income from Continuing Operations before Income Taxes	312.7	319.9
Income Taxes	107.9	110.8
Income from Continuing Operations	204.8	209.1
Net Income	$205.2	$209.5

Basic Earnings Per Share ($)
Continuing operations	$0.73	$0.75
Basic Earnings Per Share	$0.73	$0.75

Diluted Earnings Per Share ($)
Continuing operations	$0.72	$0.73
Diluted Earnings Per Share	$0.72	$0.73

These corrections affected certain line items within net cash flows from operating activities on the Condensed Statement of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2011, with no net effect on total net cash flows from operating activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended March 31, 2012, were $1,028.4 million, a $32.3 million decrease from the same period last year. This decrease in net revenues was primarily due to decreased Gas Distribution Operations’ net revenues of $73.9 million partially offset by increased Electric Operations’ net revenues of $22.2 million and increased Gas Transmission and Storage Operations’ net revenues of $19.1 million.

—

Gas Distribution Operations’ net revenues decreased due primarily to lower regulatory and tax trackers, which are offset in expense, of $46.4 million and the effects of warmer weather of $39.0 million. These decreases in net revenues were partially offset by an increase of $11.5 million for regulatory and service programs, including impacts from the rate case at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program.

—

Electric Operations’ net revenues increased primarily due to increased industrial, commercial and residential margins of $20.6 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $13.9 million in the current period as the electric rate case discontinued these credits and an increase in RTO tracker revenues of $4.4 million. These increases were partially offset by a decrease in environmental cost recovery of $11.0 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case and a decrease of $6.7 million due to the impact of weather.

—

Gas Transmission and Storage Operations’ net revenues increased primarily due to higher demand margin revenue of $8.6 million as a result of growth projects placed into service since the first quarter of 2011. Additionally, there was an increase of $7.2 million due to the impact of the rate case at Columbia Gulf and higher regulatory trackers of $2.6 million, which are offset in expense.

Expenses

Operating expenses for the first quarter 2012 were $636.7 million, a decrease of $20.6 million from the 2011 period. This decrease was primarily due to lower operation and maintenance expenses of $23.9 million and a decrease in other taxes of $6.2 million partially offset by an increase in depreciation and amortization of $11.8 million. The decrease in operation and maintenance expenses is due to a decrease in regulatory trackers, which are offset in revenue, of $33.7 million, a mark-to-market adjustment of corporate owned life insurance assets of $7.9 million, and a decrease in outside service costs of $3.8 million. This was partially offset by higher electric generation costs of $6.8 million and an increase in MISO fees resulting from the electric rate case. Other taxes decreased primarily as a result of lower tax trackers, which are offset in revenue. Depreciation and amortization increased due primarily to higher capital expenditures and the additional depreciation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case.

Equity Earnings in Unconsolidated Affiliates

Equity Earnings in Unconsolidated Affiliates were $7.7 million during the first quarter of 2012 compared to $3.0 million for the first quarter of 2011. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations’ business. Equity earnings increased as a result of an increase in earnings at Millennium.

Other Income (Deductions)

Other Income (Deductions) reduced income by $103.0 million in 2012 compared to a reduction in income of $86.5 million in the prior year. The increase in deductions is primarily due to an increase in interest expense of $13.5 million resulting from the issuance of long-term debt of $400.0 million in June 2011 and $500.0 million in November 2011, the expiration of the Sugar Creek deferral, as well as higher average short-term borrowings and rates. This was partially offset by a decrease in interest expense due to the repurchase of $125.3 million of the 2016 and $124.7 million 2013 notes in November 2011. Other-net income of $0.3 million was recorded in 2012 compared to $3.3 million in 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Income Taxes

Income tax expense for the first quarter of 2012 was $102.9 million compared to $110.8 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2012 and 2011, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2012 and 2011 were 34.7% and 34.6%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

On December 27, 2011, the United States Treasury Department and the IRS issued temporary and proposed regulations effective for years beginning on or after January 1, 2012 that, among other things, provided guidance on whether expenditures qualified as deductible repairs. In addition, on March 15, 2012, the IRS issued a directive to discontinue exam activity related to positions on this issue taken on original tax returns for years beginning before January 1, 2012. NiSource expects the IRS to issue guidance for the treatment of expenditures for gas transmission and distribution assets, and generation within the next twelve months. NiSource further expects that it will be more likely to adopt the procedures provided in this guidance rather than the more general rules set forth in the temporary and proposed regulations. Accordingly, NiSource management expects to adjust unrecognized tax benefits recorded in 2009 related to its change in tax accounting for repairs for gas transmission and distribution assets and generation assets in the period specific guidance for these assets is issued. As noted above, NiSource management believes that the issuance of such guidance and intent to adopt the guidance by NiSource is reasonably possible to occur within the next twelve months. In that event, NiSource will recognize a tax benefit for this issue in the amount of $80.9 million. NiSource believes these adjustments will not have a significant effect on the income statement.

Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.

Discontinued Operations

There was a net loss of $0.1 million in the first quarter of 2012 from discontinued operations compared to net income of $0.4 million in the first quarter of 2011.

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

Operating Activities

Net cash from operating activities for the three months ended March 31, 2012 was $480.0 million, an increase of $57.9 million compared to the three months ended March 31, 2011. The increase in cash from operating activities was the result of a decrease in pension and other postretirement plan funding of $87.5 million, which is discussed below. Additionally, there was a decrease of $78.6 million in the use of working capital from accounts payable resulting from lower gas prices and volumes in 2012 compared to 2011. These increases were partially offset by a decrease in working capital from income tax receivables of $78.4 million as there was a refund received in 2011 which did not occur in 2012.

Pension and Other Postretirement Plan Funding.  NiSource expects to make contributions of approximately $3.3 million to its pension plans and approximately $51.7 million to its postretirement medical and life plans in 2012, which could change depending on market conditions. For the three months ended March 31, 2012, NiSource has contributed $0.9 million to its pension plans and $13.1 million to its other postretirement benefit plans.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Investing Activities

NiSource’s capital expenditures for the three months ended March 31, 2012 were $292.6 million, compared to $209.4 million for the comparable period in 2011. The increase is the result of increased spending for Gas Transmission and Storage Operations’ system growth and Electric Operations’ maintenance and other. NiSource projects 2012 capital expenditures to be approximately $1.4 billion.

Restricted cash was $149.7 million and $160.6 million as of March 31, 2012 and December 31, 2011, respectively. The decrease in restricted cash was due to the wind-down of NiSource’s unregulated natural gas marketing business.

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

NiSource Finance had $391.0 million in outstanding borrowings under its four-year revolving credit facility at March 31, 2012, at a weighted average interest rate of 2.07% and borrowings of $725.0 million at December 31, 2011, at a weighted average interest rate of 1.99%. In addition, NiSource Finance had $496.6 million in commercial paper outstanding at March 31, 2012, at a weighted average interest rate of 1.01% and $402.7 million in commercial paper outstanding at December 31, 2011, at a weighted average interest rate of 1.01%.

As of March 31, 2012 and December 31, 2011, NiSource had $376.6 million and $231.7 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 11, “Transfers of Financial Assets.”

As of March 31, 2012 and December 31, 2011, NiSource had $37.5 million of stand-by letters of credit outstanding of which $19.2 million were under the revolving credit facility.

As of March 31, 2012, an aggregate of $593.2 million of credit was available under the credit facility.

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

Credit Ratings.   On February 29, 2012, Standard & Poor’s affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor’s outlook for NiSource and all of its subsidiaries is stable. On December 13, 2011, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. On November 18, 2011, Moody’s

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $23.0 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. In addition, under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

Contractual Obligations.   Refer to Note 13, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for material changes recorded during the three months ended March 31, 2012 to NiSource’s uncertain tax positions recorded as of December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Interest Rate Risk

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.4 million for the three months ended March 31, 2012 and $4.4 million for the three months ended March 31, 2011.

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

On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of March 31, 2012, NiSource affiliates maintained a reserve for the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.

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

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the unregulated gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and $0.1 million, respectively, for the first quarter of 2012. Prospectively, management has set the VaR limit at $0.4 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.

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

NiSource has issued guarantees that support up to approximately $141.9 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Information

Critical Accounting Policies

Goodwill. NiSource’s goodwill assets at March 31, 2012 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at June 30, 2011 related to the purchase of Northern Indiana Fuel and Light and Kokomo Gas were $18.8 million. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of June 30, 2011. The fair value of each reporting unit exceeded the carrying value based on this impairment test. Refer to Note 12, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.

There were no significant changes to critical accounting policies for the period ended March 31, 2012.

Recently Adopted and Issued Accounting Pronouncements

Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

International Financial Reporting Standards

In February 2012, the SEC Chief Accountant advised that SEC commissioners will receive a proposal on IFRS in the coming months when the SEC Staff produces their final report on IFRS. In February 2010, the SEC expressed its commitment to the development of a single set of high quality globally accepted accounting standards and directed its staff to execute a work plan addressing specific areas of concern regarding the potential incorporation of IFRS for the U.S. In May 2011, a Staff Paper was issued outlining a possible endorsement approach for the incorporation of IFRS into the U.S. financial reporting system, as opposed to a single-date approach, if the SEC were to decide that incorporation of IFRS is in the best interest of U.S. investors. Under this possible framework, IFRS would be incorporated into U.S. GAAP during a transition period (e.g., five to seven years) and the FASB would be retained as the United States standard setter. The accounting differences between U.S. GAAP and IFRS are complex and significant in many aspects, and conversion to IFRS would have broad impacts across NiSource. NiSource’s strategy for addressing a potential mandate of IFRS will be re-assessed when the SEC makes its determination on whether to require the use of IFRS and by what method.

Dodd-Frank Financial Reform Bill

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter derivative market, requiring certain transactions in swaps, options, and other derivatives to be cleared through a clearing house, requiring cash margins to be posted for those transactions, and requiring substantial reporting and regulatory oversight for entities engaged as a dealer in derivatives and swaps. Some regulations to implement the Act have been finalized and others are scheduled to be issued later this year. NiSource is monitoring the rulemaking process under the Act. Although the Act and the new regulations are expected to have some impact on capital markets and derivatives markets generally, NiSource does not expect the Act to have any material effect on its operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

NiSource’s operations are divided into three primary business segments: Gas Distribution Operations, Gas Transmission and Storage Operations, and Electric Operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Distribution Operations

Three Months Ended March 31, (in millions)	2012	2011
Net Revenues
Sales Revenues	$1,069.3	$1,585.5
Less: Cost of gas sold (excluding depreciation and amortization)	555.6	997.9
Net Revenues	513.7	587.6
Operating Expenses
Operation and maintenance	204.2	242.2
Depreciation and amortization	46.7	42.9
Loss on sale or impairment of assets	-	0.1
Other taxes	50.8	60.9
Total Operating Expenses	301.7	346.1
Operating Income	$212.0	$241.5

Revenues ($ in Millions)
Residential	726.5	1,075.7
Commercial	241.7	360.2
Industrial	60.3	77.8
Off System	35.1	76.8
Other	5.7	(5.0)
Total	1,069.3	1,585.5

Sales and Transportation (MMDth)
Residential	102.9	134.5
Commercial	61.2	77.6
Industrial	131.3	118.9
Off System	13.5	17.5
Other	0.1	0.3
Total	309.0	348.8

Heating Degree Days	2,262	3,014
Normal Heating Degree Days	2,931	2,900
% (Warmer) Colder than Normal	(23%)	4%

Customers
Residential	3,050,576	3,047,157
Commercial	281,539	282,044
Industrial	7,859	7,705
Other	18	65
Total	3,339,992	3,336,971

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Distribution Operations (continued)

Customer Usage.   Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. In addition, usage for the first quarter of 2012 declined from the same period last year primarily due to warmer than normal weather. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with cost incurrence. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. In its 2011 rate case, Columbia of Pennsylvania implemented a higher fixed residential customer charge. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs; Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light.

Environmental Matters

Various environmental matters occasionally impact the Gas Distribution Operations segment. As of March 31, 2012, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.

Weather

In general, NiSource calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. Normal is evaluated using heating degree days across the NiSource distribution region. While the temperature base for measuring heating degree days (i.e. the estimated average daily temperature at which heating load begins) varies slightly across the region, the NiSource composite measurement is based on 65 degrees. NiSource composite heating degree days reported do not directly correlate to the weather related dollar impact on the results of Gas Distribution Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite heating degree-day comparison.

Weather in the Gas Distribution Operations’ territories for the first quarter of 2012 was 23% warmer than normal and 25% warmer than the first quarter in 2011.

Throughput

Total volumes sold and transported of 309.0 MMDth for the first quarter of 2012 decreased by 39.8 MMDth from the same period last year. This 11.4% decrease in volume was primarily due to warmer weather.

Net Revenues

Net revenues for the first quarter of 2012 were $513.7 million, a decrease of $73.9 million from the same period in 2011, due primarily to lower regulatory and tax trackers, which are offset in expense, of $46.4 million and the effects of warmer weather of $39.0 million. These decreases in net revenues were partially offset by an increase of $11.5 million for regulatory and service programs, including impacts from the rate case at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program.

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2012 was a revenue decrease of $36.2 million compared to a decrease of $34.9 million for the three months ended March 31, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Distribution Operations (continued)

Operating Income

For the first quarter of 2012, Gas Distribution Operations reported operating income of $212.0 million, a decrease of $29.5 million from the comparable 2011 period. Operating income decreased as a result of lower net revenues, as described above, partially offset by lower operating expenses. Operating expenses were $44.4 million lower than the comparable period reflecting a decrease of $46.4 million in regulatory and tax trackers, which are offset in net revenue. This was partially offset by an increase of $3.8 million in depreciation costs due to an increase in capital expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations

Three Months Ended March 31, (in millions)	2012	2011
Net Revenues
Transportation revenues	$218.1	$199.7
Storage revenues	49.3	50.5
Other revenues	8.0	5.2
Total Operating Revenues	275.4	255.4
Less: Cost of sales (excluding depreciation and amortization)	0.9	-
Net Revenues	274.5	255.4
Operating Expenses
Operation and maintenance	94.7	94.6
Depreciation and amortization	33.0	32.7
Other taxes	15.9	12.7
Total Operating Expence	143.6	140.0
Equity Earnings in Unconsolidated Affiliates	7.7	3.0
Operating Income	$138.6	$118.4

Throughput (MMDth)
Columbia Transmission	379.4	426.6
Columbia Gulf	227.5	244.0
Crossroads Gas Pipeline	4.3	5.1
Intrasegment eliminations	(105.7)	(152.6)
Total	505.5	523.1

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

Gas Transmission and Storage Operations’ most significant projects are as follows:

Growth Projects Placed into Service

Clendenin Project. Construction began in 2010 on this approximately $18 million capital project that modified existing facilities in the Clendenin, West Virginia area to move Marcellus production to liquid market centers. The Clendenin project provided the Gas Transmission and Storage Operations segment the ability to meet incremental transportation demand of up to 150,000 Dth per day. Long-term firm transportation contracts for 133,100 Dth were executed, some of which began in the third quarter 2010 and others that began in June 2011.

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

Southern Appalachian Project. The Gas Transmission and Storage Operations segment invested nearly $4 million that expanded Line SM-116 to transport approximately 38,500 Dth per day on a firm basis as a continuation of its strategy to provide transportation services to producers of Marcellus and Appalachian gas. This additional capacity was supported by executed, binding precedent agreements. These additional facilities were placed in service in April 2011.

Growth Projects in Progress

Smithfield Project. The Gas Transmission and Storage Operations segment is making approximately $14 million of capital investments for modifications to existing pipeline and compressor facilities to accommodate receipt of up to 150,000 Dth per day of additional Marcellus gas from connections near Smithfield, West Virginia and Waynesburg, Pennsylvania. Three anchor shippers agreed to long-term, firm transportation contracts, one contract that began in April 2011 and others that began in August 2011. The project is expected to be fully in service in July 2012.

Rimersburg Expansion Project. The Gas Transmission and Storage Operations segment is investing approximately $7 million for this project that added capacity to north central Pennsylvania to meet the growing demands of producers in the area. The project expands Line 134 from the Brinker compressor station to the Iowa regulator, adding approximately 19,000 Dth per day of additional capacity, all of which has been sold through precedent agreements. The project will be placed into service in the second quarter of 2012.

Line WB Expansion Project. The Gas Transmission and Storage Operations segment is expanding its WB system through investment in additional facilities, which provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion totaled approximately $14 million, allowing producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity were executed, some which began in January 2011. Final construction on all facilities will be completed and placed into service in May 2012.

Big Pine Gathering System Project. The Gas Transmission and Storage Operations segment is making an investment of approximately $150 million, which includes right-of-way acquisitions and installation, refurbishment and operation of approximately 70 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline will have an initial combined capacity of 425,000 Dth per day. Natural gas will initially be sourced from a new processing plant owned by XTO Energy Inc., a subsidiary of ExxonMobil, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project is expected to be placed in service in late 2012.

Power Plant Generation Project. The Gas Transmission and Storage Operations segment is spending nearly $35 million on an expansion project, which includes new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric and Power Company. This project will expand the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.

Westside Expansion. The Gas Transmission and Storage Operations segment is planning to invest $220 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provides a backhaul transportation path to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 500,000 Dth per day transporting Marcellus production under long-term, firm contracts. The project is expected to be in service by the fourth quarter 2014.

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

Columbia Transmission made a contribution of $5.2 million and received distributions of earnings of $12.4 million from Millennium in the first quarter 2012. No contributions were made nor distributions received during the first quarter of 2011.

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

Hardy Storage distributed a total of $0.5 million and $1.8 million of available accumulated earnings in the first quarter 2012 and 2011, respectively, to NiSource. NiSource made no contributions during the first quarter of 2012 or 2011.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the quarter ended March 31, 2012, approximately 91.8% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.5% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.7% and 6.8%, respectively, for the quarter ended March 31, 2011.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended March 31, 2012 and 2011, approximately 1.7% and 1.5%, respectively, of the transportation revenues were derived from interruptible contracts.

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

Environmental Matters

Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of March 31, 2012, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.

Throughput

Columbia Transmission’s throughput consists of gas transportation service deliveries to LDC city gates, to gas fired power plants, other industrial customers, or other interstate pipelines in its market area. Columbia Transmission’s market area covers portions of Northeastern, Mid-Atlantic, Midwestern, and Southern states as well as the District of Columbia. Gas delivered via transportation services to storage is not accounted for as throughput until it is withdrawn from storage and delivered to one of the aforementioned locations via a transportation service. Throughput for Columbia Gulf traditionally consists of gas delivered to Columbia Transmission at Leach, Kentucky as well as gas delivered south of Leach to other interstate pipelines or to an LDC’s city gate. Recent changes in market conditions have resulted in more non–traditional throughput such as backhaul transportation services that originate in Leach that flow southward. Columbia Gulf has also began to flow gas in a southerly direction from its Louisiana interconnects to Florida markets. Crossroads Pipeline serves customers in Northern Indiana and Ohio via gas flowing west to east originating from outside the Chicago area to Cygnet, Ohio where it interconnects with Columbia Transmission. Intra-segment eliminations represent gas delivered to an affiliated pipeline within the segment.

Throughput for the Gas Transmission and Storage Operations segment totaled 505.5 MMDth for the first quarter of 2012, compared to 523.1 MMDth for the same period in 2011. The decrease of 17.6 MMDth for the three-month period was attributable to the significantly warmer weather, which drove a vast majority of the decrease on the Columbia Transmission system. Because of the impact from increased production of Appalachian shale gas and the warmer winter weather, fewer deliveries were made on the Columbia Gulf system to Columbia Transmission at Leach, Kentucky. The increase in shale gas from the Appalachian, Haynesville and Barnett shale areas has also led to an increase in non-traditional throughput on Columbia Gulf in the form of backhaul services to serve demand in the Florida markets.

Net Revenues

Net revenues were $274.5 million for the first quarter of 2012, an increase of $19.1 million from the same period in 2011, primarily due to higher demand margin revenue of $8.6 million as a result of growth projects placed into service since the first quarter of 2011. Additionally, there was an increase of $7.2 million due to the impact of the rate case at Columbia Gulf and higher regulatory trackers of $2.6 million, which are offset in expense.

Operating Income

Operating income was $138.6 million for the first quarter of 2012, an increase of $20.2 million from the first quarter of 2011. This increase is due to an increase in operating revenues, as described above, and higher equity earnings, partially offset by higher operating expenses. Equity earnings increased $4.7 million primarily from increased earnings at Millennium. Operating expenses increased as a result of higher other taxes of $3.2 million and an increase in regulatory trackers of $2.6 million, which are offset in operating revenues. These increases were partially offset by a decrease in outside service costs of $3.8 million and lower employee and administrative expenses of $2.6 million, primarily pension costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Electric Operations

Three Months Ended March 31, (in millions)	2012	2011

Net Revenues
Sales revenues	$354.6	$348.4
Less: Cost of sales (excluding depreciation and amortization)	117.2	133.2

Net Revenues	237.4	215.2

Operating Expenses
Operation and maintenance	114.1	93.8
Depreciation and amortization	60.9	54.5
Other taxes	16.2	16.3

Total Operating Expenses	191.2	164.6

Operating Income	$46.2	$50.6

Revenues ($ in millions)
Residential	96.0	97.5
Commercial	100.4	92.5
Industrial	158.0	155.2
Wholesale	0.4	2.2
Other	(0.2)	1.0

Total	354.6	348.4

Sales (Gigawatt Hours)
Residential	781.2	855.8
Commercial	907.8	924.9
Industrial	2,385.0	2,442.4
Wholesale	19.1	67.1
Other	32.5	44.5

Total	4,125.6	4,334.7

Electric Customers
Residential	400,348	400,169
Commercial	53,928	53,826
Industrial	2,457	2,424
Wholesale	16	15
Other	717	739

Total	457,466	457,173

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

Environmental Matters

Various environmental matters occasionally impact the Electric Operations segment. As of March 31, 2012, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Sales

Electric Operations sales quantities for the first quarter of 2012 were 4,125.6 gwh, a decrease of 209.1 gwh compared to the first quarter of 2011.

Net Revenues

Net revenues were $237.4 million for the first quarter of 2012, an increase of $22.2 million from the same period in 2011, primarily due to increased industrial, commercial and residential margins of $20.6 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $13.9 million in the current period as the electric rate case discontinued these credits and an increase in RTO tracker revenues of $4.4 million. These increases were partially offset by a decrease in environmental cost recovery of $11.0 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case and a decrease of $6.7 million due to the impact of weather.

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under- and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2012 was a revenue decrease of $20.1 million, compared to a decrease of $10.8 million for the three months ended March 31, 2011.

Operating Income

Operating income for the first quarter of 2012 was $46.2 million, a decrease of $4.4 million from the same period in 2011 due to higher operating expenses partially offset by the increase in net revenues described above. Operating expenses increased $26.6 million due primarily to and higher employee and administrative costs of $7.7 million and an increase in electric generation costs of $6.8 million. Additionally, there was an increase in depreciation costs of $6.4 million primarily due to depreciation for Sugar Creek and higher MISO fees of $5.5 million, both of which were previously deferred and the electric rate case resulted in the expiration of those deferrals.

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

ITEM 1A.  RISK FACTORS

There were no material changes from the risk factors disclosed in NiSource’s 2011 Annual Report on Form 10-K filed on February 24, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

NISOURCE INC.

(10.1)	Savings Restoration Plan for NiSource Inc. and Affiliates as amended and restated, effective January 1, 2012.

(10.2)	NiSource Inc. Executive Deferred Compensation Plan as amended and restated effective January 1, 2012.

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

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

NiSource Inc.
(Registrant)

Date: May 1, 2012	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer
(Principal Accounting Officer
and Duly Authorized Officer)