Form 10-Q
period 2012-06-30
NISOURCE INC/DE
filed 2012-07-31
CIK 1111711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 284,905,701 shares outstanding at July 25, 2012.

NISOURCE INC.

FORM 10-Q QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2012

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
NiSource Midstream	NiSource Midstream & Minerals Group, L.L.C. and
subsidiaries
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
PEI	PEI Holdings, Inc.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CERCLA	Comprehensive Environmental Response, Compensation and
Liability Act (also known as Superfund)
CSAPR	Cross-State Air Pollution Rule

DEFINED TERMS (continued)

Day 2	Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of
wholesale electricity and generation, managing transmission
constraints, and managing the day-ahead, real-time and
financial transmission rights markets
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECT	Environmental Cost Tracker
ECR	Environmental Cost Recovery
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last in first out
Mcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PJM	PJM Interconnection (a regional transmission organization
(RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.)
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act
RDAF	revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide

DEFINED TERMS (continued)

TIRF	Targeted Infrastructure Reinvestment Factor
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

PART I

ITEM 1.  FINANCIAL STATEMENTS

NiSource Inc.

Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011

Net Revenues
Gas Distribution	$282.6	$500.4	$1,156.3	$1,872.4
Gas Transportation and Storage	356.2	307.3	765.4	710.3
Electric	377.1	349.2	729.7	695.7
Other	32.8	71.4	56.0	181.5

Gross Revenues	1,048.7	1,228.3	2,707.4	3,459.9
Cost of Sales (excluding depreciation and amortization)	241.1	462.5	871.4	1,633.4

Total Net Revenues	807.6	765.8	1,836.0	1,826.5

Operating Expenses
Operation and maintenance	394.3	400.3	799.7	829.6
Depreciation and amortization	148.0	134.5	294.1	268.8
Impairment and (gain)/loss on sale of assets, net	(1.5)	-	(3.1)	0.7
Other taxes	66.7	67.8	153.5	160.8

Total Operating Expenses	607.5	602.6	1,244.2	1,259.9

Equity Earnings in Unconsolidated Affiliates	8.5	2.3	16.2	5.3

Operating Income	208.6	165.5	608.0	571.9

Other Income (Deductions)
Interest expense, net	(103.2)	(94.4)	(206.5)	(184.2)
Other, net	2.8	0.6	3.1	3.9

Total Other Deductions	(100.4)	(93.8)	(203.4)	(180.3)

Income from Continuing Operations before Income Taxes	108.2	71.7	404.6	391.6
Income Taxes	37.7	30.9	140.6	141.7

Income from Continuing Operations	70.5	40.8	264.0	249.9

Loss from Discontinued Operations - net of taxes	(1.1)	(0.6)	(1.2)	(0.2)

Net Income	$69.4	$40.2	$262.8	$249.7

Basic Earnings Per Share
Continuing operations	$0.25	$0.14	$0.93	$0.89
Discontinued operations	-	-	-	-

Basic Earnings Per Share	$0.25	$0.14	$0.93	$0.89

Diluted Earnings Per Share
Continuing operations	$0.23	$0.14	$0.89	$0.87
Discontinued operations	-	-	-	-

Diluted Earnings Per Share	$0.23	$0.14	$0.89	$0.87

Dividends Declared Per Common Share	$0.24	$0.23	$0.70	$0.69

Basic Average Common Shares Outstanding	284.4	280.2	283.6	279.8
Diluted Average Common Shares	295.8	287.1	294.6	286.2

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc.

Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2012	2011	2012	2011

Net Income	$69.4	$40.2	$262.8	$249.7
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities(1)	0.3	1.1	(2.5)	0.9
Net unrealized gain on cash flow hedges(2)	0.9	0.6	1.9	1.7
Unrecognized pension benefit and OPEB costs(3)	0.7	0.4	1.3	0.8

Total other comprehensive income	1.9	2.1	0.7	3.4

Total Comprehensive Income	$71.3	$42.3	$263.5	$253.1

(1)

Net unrealized gains (losses) on available-for-sale securities, net of $0.2 million and $0.7 million tax expense in the second quarter of 2012 and 2011, respectively, and $1.8 million tax benefit and $0.5 million tax expense for the first six months of 2012 and 2011, respectively.

(2)

Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.6 million and $0.4 million tax expense in the second quarter of 2012 and 2011, respectively, and $1.2 million and $1.1 million tax expense for the first six months of 2012 and 2011, respectively. Net unrealized gains on cash flow hedges includes gains of $0.2 million related to the unrealized gains and losses of interest rate swaps held by NiSource’s unconsolidated equity method investments for the second quarter of 2012 and 2011. Net unrealized gains on cash flow hedges include gains of $0.5 million and $0.4 million related to the unrealized gains and losses of interest swaps held by NiSource’s unconsolidated equity method investments for the six months ended June 30, 2012 and 2011, respectively.

(3)

Unrecognized pension benefit and OPEB costs, net of $0.3 million tax expense in the second quarter of 2012 and 2011, and $0.8 million and $0.7 million tax expense for the first six months of 2012 and 2011, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2012	December 31, 2011

ASSETS
Property, Plant and Equipment
Utility Plant	$20,888.6	$20,337.8
Accumulated depreciation and amortization	(8,882.8)	(8,670.2)

Net utility plant	12,005.8	11,667.6

Other property, at cost, less accumulated depreciation	143.2	132.5

Net Property, Plant and Equipment	12,149.0	11,800.1

Investments and Other Assets
Assets of discontinued operations and assets held for sale	0.2	0.2
Unconsolidated affiliates	211.5	204.7
Other investments	156.8	150.9

Total Investments and Other Assets	368.5	355.8

Current Assets
Cash and cash equivalents	52.8	11.5
Restricted cash	85.0	160.6
Accounts receivable (less reserve of $42.2 and $30.5, respectively)	553.3	854.8
Income tax receivable	0.7	0.9
Gas inventory	252.9	427.6
Underrecovered gas and fuel costs	1.9	20.7
Materials and supplies, at average cost	99.5	87.6
Electric production fuel, at average cost	75.7	50.9
Price risk management assets	120.0	137.2
Exchange gas receivable	42.7	64.9
Regulatory assets	192.9	169.7
Prepayments and other	274.2	261.8

Total Current Assets	1,751.6	2,248.2

Other Assets
Price risk management assets	90.3	188.7
Regulatory assets	1,899.2	1,978.2
Goodwill	3,677.3	3,677.3
Intangible assets	292.1	297.6
Postretirement and postemployment benefits assets	38.3	31.5
Deferred charges and other	143.1	130.9

Total Other Assets	6,140.3	6,304.2

Total Assets	$20,409.4	$20,708.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc.

Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2012	December 31, 2011

CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 284,767,362 and 281,853,571 shares issued and outstanding, respectively	$2.9	$2.8
Additional paid-in capital	4,221.0	4,167.7
Retained earnings	980.9	917.0
Accumulated other comprehensive loss	(59.0)	(59.7)
Treasury stock	(40.5)	(30.5)

Total Common Stockholders’ Equity	5,105.3	4,997.3
Long-term debt, excluding amounts due within one year	6,806.9	6,267.1

Total Capitalization	11,912.2	11,264.4

Current Liabilities
Current portion of long-term debt	766.9	327.3
Short-term borrowings	327.6	1,359.4
Accounts payable	292.1	434.8
Dividends payable	68.3	-
Customer deposits and credits	201.8	313.6
Taxes accrued	185.5	220.9
Interest accrued	116.6	111.9
Overrecovered gas and fuel costs	84.1	48.9
Price risk management liabilities	132.7	167.8
Exchange gas payable	101.4	168.2
Deferred revenue	10.0	10.1
Regulatory liabilities	93.3	112.0
Accrued liability for postretirement and postemployment benefits	26.6	26.6
Legal and environmental reserves	35.6	43.9
Other accruals	219.8	301.0

Total Current Liabilities	2,662.3	3,646.4

Other Liabilities and Deferred Credits
Price risk management liabilities	45.6	138.9
Deferred income taxes	2,730.5	2,541.9
Deferred investment tax credits	26.9	29.0
Deferred credits	85.0	78.9
Accrued liability for postretirement and postemployment benefits	939.4	953.8
Regulatory liabilities and other removal costs	1,615.7	1,663.9
Asset retirement obligations	149.7	146.4
Other noncurrent liabilities	242.1	244.7

Total Other Liabilities and Deferred Credits	5,834.9	5,797.5

Commitments and Contingencies (Refer to Note 19)	-	-

Total Capitalization and Liabilities	$20,409.4	$20,708.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc.

Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2012	2011

Operating Activities
Net Income	$262.8	$249.7
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	294.1	268.8
Net changes in price risk management assets and liabilities	(20.1)	15.3
Deferred income taxes and investment tax credits	129.0	135.9
Deferred revenue	(0.1)	(2.6)
Stock compensation expense and 401(k) profit sharing contribution	19.7	17.2
Gain on sale of assets	(3.1)	-
Loss on impairment of assets	-	0.7
Income from unconsolidated affiliates	(14.9)	(4.4)
Loss from discontinued operations - net of taxes	1.2	0.2
Amortization of debt related costs	4.7	4.2
AFUDC equity	(3.0)	(1.9)
Distributions of earnings received from equity investees	17.2	9.9
Changes in Assets and Liabilities:
Accounts receivable	305.2	434.6
Income tax receivable	0.2	97.8
Inventories	133.6	13.7
Accounts payable	(147.5)	(250.4)
Customer deposits and credits	(111.7)	(134.9)
Taxes accrued	(34.8)	(41.2)
Interest accrued	4.7	-
Overrecovered gas and fuel costs	54.1	221.3
Exchange gas receivable/payable	(44.7)	(166.2)
Other accruals	(92.8)	(26.3)
Prepayments and other current assets	35.2	20.6
Regulatory assets/liabilities	7.3	23.4
Postretirement and postemployment benefits	(12.6)	(118.9)
Deferred credits	8.5	6.3
Deferred charges and other noncurrent assets	(18.3)	12.1
Other noncurrent liabilities	(1.1)	(4.8)

Net Operating Activities from Continuing Operations	772.8	780.1
Net Operating Activities used for Discontinued Operations	(1.0)	(44.1)

Net Cash Flows from Operating Activities	771.8	736.0

Investing Activities
Capital expenditures	(619.5)	(445.0)
Proceeds from disposition of assets	2.2	9.4
Restricted cash withdrawals	75.9	48.3
Contributions to equity investees	(7.6)	(0.1)
Other investing activities	(19.9)	(36.0)

Net Cash Flow used for Investing Activities	(568.9)	(423.4)

Financing Activities
Issuance of long-term debt	991.4	395.3
Retirement of long-term debt	(7.8)	(13.0)
Premiums and other debt related costs	(3.4)	(8.2)
Change in short-term borrowings, net	(1,031.4)	(512.2)
Issuance of common stock	30.0	7.9
Acquisition of treasury stock	(10.0)	(3.0)
Dividends paid - common stock	(130.4)	(128.7)

Net Cash Flow used for Financing Activities	(161.6)	(261.9)

Change in cash and cash equivalents from continuing operations	42.3	94.8
Cash contributions to discontinued operations	(1.0)	(44.1)
Cash and cash equivalents at beginning of period	11.5	9.2

Cash and Cash Equivalents at End of Period	$52.8	$59.9

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

Immaterial Restatement

As indicated in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, NiSource made correcting adjustments to its historical financial statements including for the three and six months ended June 30, 2011 relating to deferred revenue, environmental asset recovery, OPEB over-reimbursement, and OPEB regulatory assets. NiSource does not believe that these corrections, individually or in the aggregate, are material to its financial statements (unaudited) for the three and six months ended June 30, 2012. For additional information on these corrections, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, and Note 26, Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The following table sets forth the effects of the correcting adjustments to Net Income for the three and six months ended June 30, 2011:

Increase/(Decrease) in Net Income (in millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Previously reported Net Income	$38.9	$244.1
Deferred revenue	-	(0.6)
Environmental asset recovery	-	8.0
OPEB over-reimbursement	(0.2)	(0.4)
OPEB regulatory asset	2.4	2.4
Total corrections	2.2	9.4
Income taxes	0.9	3.8
Corrected Net Income	$40.2	$249.7

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the effects of the correcting adjustments on affected line items within the Condensed Statement of Consolidated Income (unaudited) for the three and six months ended June 30, 2011:

Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected

Net Revenues
Electric	$349.2	$349.2	$696.3	$695.7
Gross Revenues	1,228.3	1,228.3	3,460.5	3,459.9
Total Net Revenues	765.8	765.8	1,827.1	1,826.5
Operation and maintenance	402.5	400.3	835.0	829.6
Depreciation and amortization	134.5	134.5	273.4	268.8
Total Operating Expenses	604.8	602.6	1,269.9	1,259.9
Operating Income	163.3	165.5	562.5	571.9
Income from Continuing Operations before Income Taxes	69.5	71.7	382.2	391.6
Income Taxes	30.0	30.9	137.9	141.7
Income from Continuing Operations	39.5	40.8	244.3	249.9
Net Income	$38.9	$40.2	$244.1	$249.7

Basic Earnings Per Share ($)
Continuing operations	$0.14	$0.14	$0.87	$0.89
Basic Earnings Per Share	$0.14	$0.14	$0.87	$0.89

Diluted Earnings Per Share ($)
Continuing operations	$0.14	$0.14	$0.85	$0.87

Diluted Earnings Per Share	$0.14	$0.14	$0.85	$0.87

These corrections affected certain line items within net cash flows from operating activities on the Condensed Statement of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2011, with no net effect on total net cash flows from operating activities.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Comprehensive Income. In June 2011, the FASB issued Accounting Standards Update 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The update does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued Accounting Standards Update 2011-12, which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the Condensed Statements of Consolidated Income (unaudited) and the Condensed Statements of Consolidated Comprehensive Income (unaudited), as required by Accounting Standards Update 2011-05. For public entities, these updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. NiSource adopted the guidance on January 1, 2012 by presenting the Condensed Statements of Consolidated Income (unaudited) and the Condensed Statements of Consolidated Comprehensive Income (unaudited) as two separate but consecutive statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Goodwill Impairment. In September 2011, the FASB issued Accounting Standards Update 2011-08, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As NiSource performs its annual Goodwill impairment test during the second quarter of its fiscal year, NiSource considered the provisions of this new standard and determined not to elect the option for the second quarter of 2012. NiSource will continue to evaluate whether to elect the option going forward.

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

Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (refer to Note 4 “Forward Equity Agreement” for additional information). The calculation of diluted earnings per share excludes out-of-the-money stock options which had an anti-dilutive effect. These options were 1.6 million and 3.4 million for the three months ended June 30, 2012 and 2011, respectively, and 1.7 million and 3.4 million for the six months ended June 30, 2012 and 2011, respectively. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Denominator
Basic average common shares outstanding	284,370	280,217	283,648	279,780
Dilutive potential common shares
Stock options	201	-	157	-
Shares contingently issuable under employee stock plans	284	1,078	270	1,061
Shares restricted under stock plans	620	342	607	326
Forward Agreements	10,292	5,422	9,921	4,989

Diluted Average Common Shares	295,767	287,059	294,603	286,156

4.	Forward Equity Agreement

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

In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. Settlement of the Forward Agreements is expected to occur no later than September 10, 2012. Subject to certain exceptions, NiSource may elect cash or net share settlement for all or a portion of its obligations under the Forward Agreements. Upon any physical settlement of the Forward Agreements, NiSource will deliver shares of its common

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

stock in exchange for cash proceeds at the forward sale price, which initially is $15.9638 and is subject to adjustment as provided in the Forward Agreements. If the equity forward had been settled by delivery of shares at June 30, 2012, NiSource would have received approximately $345.3 million based on a forward price of $14.2288 for the 24,265,000 shares. NiSource currently anticipates settling the equity forward by delivering shares.

In accordance with ASC 815-40, NiSource has classified the Forward Agreements as an equity transaction. As a result of this classification, no amounts have been recorded in the Condensed Consolidated Financial Statements (unaudited) as of the six months ended June 30, 2012 and the year ended December 31, 2011 in connection with the Forward Agreements. The only impact to the Condensed Consolidated Financial Statements (unaudited) is the inclusion of incremental shares within the calculation of fully diluted EPS under the treasury stock method. Refer to Note 3, “Earnings Per Share,” for additional information.

5.	Gas in Storage

Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. NiSource has a temporary LIFO liquidation debit of $8.9 million recorded for the six months ended June 30, 2012 for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

6.	Discontinued Operations and Assets and Liabilities Held for Sale

There were no significant assets or liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheets (unaudited) at June 30, 2012 and December 31, 2011.

Results from discontinued operations, which primarily arise from changes in estimate for certain liabilities for Columbia Propane and NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Loss from discontinued operations	$(1.7)	$(0.8)	$(1.9)	$(0.2)
Income tax benefit	(0.6)	(0.2)	(0.7)	-

Loss from Discontinued Operations - net of taxes	$(1.1)	$(0.6)	$(1.2)	$(0.2)

7.	Asset Retirement Obligations

Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities and other removal costs” on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Changes in NiSource’s liability for asset retirement obligations for the six months ended June 30, 2012 and 2011 are presented in the table below:

(in millions)	2012	2011
Balance as of January 1,	$146.4	$138.8
Accretion expense	0.5	0.3
Accretion recorded as a regulatory asset/liability	4.3	3.8
Settlements	(1.5)	(1.1)
Change in estimated cash flows	-	(2.9)

Balance as of June 30,	$149.7	$138.9

8.	Regulatory Matters

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

On May 19, 2008 Columbia of Ohio filed an application with the PUCO to defer environmental remediation expenses. On September 24, 2008, the PUCO approved the application. Each year Columbia of Ohio must report on the amounts deferred during the previous year. On December 6, 2011, Columbia of Ohio filed its annual deferral report for the twelve months ended November 30, 2011. PUCO Staff filed its Comments on January 5, 2012, and objected to deferral of costs for a Toledo remediation project. Columbia of Ohio capitalized $2.4 million in costs associated with the Toledo project which will be proposed for recovery as a component of future rate base.

On March 19, 2012, Columbia of Massachusetts filed its Off-Peak RDAF with a proposed effective date of May 1, 2012. On April 23, 2012, the DPU issued an order, allowing the proposed RDAF to take effect subject to further investigation and reconciliation. An evidentiary hearing is set for August 28, 2012.

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

On November 30, 2011 Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with Rider IRP and Rider DSM. On February 28, 2012, Columbia of Ohio filed its application to adjust rates associated with IRP and DSM Riders. The DSM Rider tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. The application sought to increase the annual revenue from

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

the riders by approximately $27.9 million. On April 10, 2012, Columbia of Ohio reached a settlement with parties allowing for an increase in annual revenue from the Riders of approximately $27 million. On April 25, 2012, the PUCO issued an Entry that provided for approval of the settlement with new rates effective April 29, 2012.

On December 9, 2011 Columbia of Ohio filed a Notice of Intent to file an application to extend its Infrastructure Replacement Program. On January 6, 2012, the OCC filed a Memorandum Contra, arguing that Columbia of Ohio’s base rates should be reviewed as part of the IRP extension process. Columbia of Ohio filed a Reply Memorandum on January 11, 2012. Columbia of Ohio filed an amended Notice of Intent and an amended Motion for Waiver on March 5, 2012. On May 8, 2012, Columbia of Ohio filed its application and supporting exhibits and testimony. On June 14, 2012 the PUCO issued an Entry through which it established a procedural schedule that provided for the filing of comments by June 14, 2012 and the filing of reply comments by June 25, 2012. On June 8, 2012, the PUCO Staff filed a motion for an extension of time for filing of comments by all parties to August 31, 2012. By Entry dated June 12, 2012, the PUCO extended the deadline for filing comments to August 31, 2012 and the deadline for filing reply comments to September 11, 2012.

On March 30, 2012, Columbia of Ohio filed an application with the PUCO that requests authority to establish a regulatory asset for corporate OPEB expenses allocated to Columbia of Ohio. The amount that Columbia of Ohio sought authority to defer is $2.1 million. By Entry dated July 18, 2012, the PUCO approved the application.

On April 12, 2012, Columbia of Virginia filed an Application with the VSCC for approval to amend and extend its CARE Plan for an additional three year period beginning January 1, 2013. The Amended CARE Plan includes incentives for residential and small general service customers to actively pursue conservation and energy efficiency measures, a surcharge designed to recover the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The Amended CARE Plan also includes a rate decoupling mechanism designed to mitigate the impact of declining customer usage. On April 27, 2012, the VSCC issued a procedural order inviting comments from the VSCC Staff and interested persons. The VSCC Staff and Columbia of Virginia reached a comprehensive settlement of the issues in the case and filed a Joint Motion requesting VSCC approval of the settlement terms on July 13, 2012. A decision is anticipated by August 10, 2012.

On April 19, 2012, Columbia of Ohio filed an application that requests authority to increase its uncollectible expense rider rate in order to generate an additional $14.6 million in annual revenue in order to offset anticipated increases in uncollectible expenses. On May 30, 2012, the PUCO issued an Entry that provided for approval of Columbia of Ohio’s April 19, 2012 application for adjustment of its uncollectible expense rider with the new rate effective May 30, 2012.

On April 30, 2012, Columbia of Ohio filed an application to adjust its Interim, Emergency and Temporary Percentage of Income Payment Plan Rider (“PIPP”) from $0.1274 per Mcf to $0.0294 per Mcf to provide for the passback of an overrecovery of approximately $10.9 million and the recovery of its annual change in PIPP arrears. The PUCO approved the application and the revised PIPP Rider went into effect for the first billing unit of July 2012.

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

Electric Operations Regulatory Matters

Significant Rate Developments. On July 18, 2011, Northern Indiana filed with the IURC a settlement in its 2010 Electric Rate Case with the OUCC, Northern Indiana Industrial Group, NLMK Indiana and Indiana Municipal Utilities Group. The settlement agreement limited the proposed base rate impact to the residential customer class to a 4.5% increase. The parties have also agreed to a rate of return of 6.98% based upon a 10.2% return on equity. The settlement also resolves all pending issues related to compliance with the August 25, 2010 Order in the 2008 Electric Rate Case. On December 21, 2011, the IURC issued an Order approving the Settlement Agreement as filed, and new electric base rates became effective on December 27, 2011. On January 20, 2012, the City of Hammond filed an appeal of the IURC’s December 21, 2011 Order and subsequently, on June 4, 2012, filed a motion to dismiss the appeal. The motion was granted on June 27, 2012.

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provided that certain electric customers of Northern Indiana would receive bill credits of approximately $55.1 million each year. The credits continued at approximately the same annual level and per the same methodology, until the IURC approval and implementation of new customer rates, which occurred on December 27, 2011. A final reconciliation of the credits will occur in a future fuel cost filing according to the terms of the approved settlement in the 2010 Electric Rate Case. Credits amounting to $(1.0) million and $25.1 million were recognized for electric customers for the first six months of 2012 and 2011, respectively.

On December 9, 2009, the IURC issued an Order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. On May 25, 2011, the IURC issued an Order approving a tracker mechanism to recover the costs associated with these energy efficiency programs. On July 27, 2011, the IURC issued an Order approving the energy efficiency programs. On February 1, 2012, Northern Indiana submitted a petition to the IURC to recover lost margins. The evidentiary hearing was held on July 3, 2012. No party opposed Northern Indiana’s request. An order is anticipated late in the third quarter of 2012.

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

As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making an investment in a new, 100-mile, 345-kilovolt transmission project in northern Indiana. The project, a major new transmission system improvement reviewed and authorized by the MISO, is scheduled to be in service during the latter part of the decade. On March 16, 2012, Northern Indiana filed with the FERC for incentives for this transmission project, including all construction work in progress in rate base. Northern Indiana has also been identified by the MISO as one of two Transmission Owners to invest in another project. On February 8, 2012, Pioneer Transmission, LLC filed a complaint with the FERC, seeking to obtain 100 percent of the investment rights in this second project. The last Response was filed by Northern Indiana on March 27, 2012. On July 19, 2012, the FERC issued an order approving the incentives requested by Northern Indiana, including all construction work in progress in rate base, for the 100-mile, 345-kilovolt transmission project in northern Indiana. On this same day, the FERC also issued an order which denied the complaint filed by Pioneer Transmission, LLC and affirmed that Northern Indiana and Duke Energy are the appropriate parties to share equally in the development of a 66-mile 765kV transmission project extending between Reynolds, Indiana and Greentown, Indiana.

In the Order issued on August 25, 2010, the IURC approved an RTO tracker for recovery of MISO non-fuel costs and revenues and off-system sales sharing and ordered that purchased power costs and fuel-related MISO charge types be recovered in the FAC. The IURC also approved a purchase capacity tracker referred to as the RA Tracker. Similar treatment was requested in the 2010 Electric Rate Case filing and approved in the December 21, 2011 Order approving the Settlement Agreement. The implementation of such trackers coincides with the implementation of new customer rates. Northern Indiana made its first filings for recovery of costs under the RTO and RA mechanisms on February 2, 2012. The RTO filing also seeks authorization from the IURC to retain certain revenues under MISO Schedule 26-A to support investments in Northern Indiana’s Multi-Value Projects under MISO’s 2011 transmission expansion plan. On April 10, 2012, the IURC approved a procedural schedule to consider the retention of MISO Schedule 26-A revenues. The hearing was held on May 14, 2012. An order is anticipated in the third quarter of 2012.

As part of the August 25, 2010 Order, a new “purchase power benchmark” became effective. This purchase power benchmark superseded the one made effective by a settlement in October 2007. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana. During the first six months of 2012 and 2011, no purchased power costs exceeded the benchmark.

On March 22, 2011, Northern Indiana filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011. Refer to Note 19-C, “Environmental Matters,” for additional information. This petition has since been trifurcated into three separate phases. On December 28, 2011, the IURC issued an order for the Phase I projects estimated to cost $500 million and granting the requested ratemaking and accounting relief associated with these Phase I projects. On February 15, 2012, the IURC issued an order for the Phase II projects. The proposed construction of a FGD unit on Michigan City Generating Station Unit 12 is the subject of Phase III of this proceeding. The evidentiary hearing for the Phase III projects was held on May 10, 2012. No party opposed Northern Indiana’s request. An order is anticipated in the second half of 2012.

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

NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to manage interest rate risk associated with NiSource’s fixed-rate borrowings. NiSource designates some of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure or sell natural gas or power. Certain forward physical contracts are derivatives which qualify for, and which NiSource may elect, the normal purchase and normal sales exception which do not require mark-to-market accounting.

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

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are marked-to-market with all associated gains and losses recognized to income. NiSource established a reserve of $1.6 million and $25.6 million against certain derivatives as of June 30, 2012 and December 31, 2011, respectively. This amount represents reserves related to the creditworthiness of certain customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $55.4 million at June 30, 2012 and $136.8 million at December 31, 2011, while the financial derivative contracts marked-to-market had a fair value loss of $52.9 million at June 30, 2012, and $155.5 million at December 31, 2011. During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business. During 2012, NiSource settled a majority of the contracts related to the reserve noted above and wrote off $43.8 million of price risk assets. Additionally, NiSource has a notes receivable balance related to the settlements of $21.3 million as of June 30, 2012.

On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of June 30, 2012, NiSource affiliates maintained a reserve for the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.

Commodity price risk program derivative contracted gross volumes are as follows:

	June 30, 2012	December 31, 2011
Commodity Price Risk Program:

Gas price volatility program derivatives (MMDth)	31.5	26.1

Price Protection Service program derivatives (MMDth)	0.4	1.0

DependaBill program derivatives (MMDth)	0.3	0.3

Regulatory incentive program derivatives (MMDth)	-	0.9

Gas marketing program derivatives (MMDth)(1)	13.8	28.5

Gas marketing forward physical derivatives (MMDth)(2)	13.8	27.1

Electric energy program FTR derivatives (mw)(3)	17,686.2	8,578.5

(1)Basis contract volumes not included in the above table were 14.1 MMDth and 15.9 MMDth as of June 30, 2012 and December 31, 2011, respectively.

(2)Basis contract volumes not included in the above table were 14.5 MMDth and 29.9 MMDth as of June 30, 2012 and December 31, 2011, respectively.

(3)Megawatt hours reported in thousands

Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of June 30, 2012, NiSource had $7.3

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

billion of outstanding fixed rate debt, of which $500.0 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the six months ended June 30, 2012 and 2011.

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

Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from AOCI to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of June 30, 2012, AOCI includes $10.5 million related to forward starting interest rate swap settlement, net of tax. These derivative contracts are accounted for as a cash flow hedge.

As of June 30, 2012, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss associated with a settled interest rate swap is $19.2 million, net of tax, as of June 30, 2012. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Condensed Statements of Consolidated Income (unaudited).

NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

Asset Derivatives (in millions)	June 30, 2012	December 31, 2011

Balance Sheet Location	Fair Value	Fair Value (1)

Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$-	$-
Price risk management assets (noncurrent)	48.5	56.7
Total derivatives designated as hedging instruments	$48.5	$56.7

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$120.0	$141.8
Price risk management assets (noncurrent)	41.8	150.0
Total derivatives not designated as hedging instruments	$161.8	$291.8

Total Asset Derivatives	$210.3	$348.5

(1)During the fourth quarter of 2011, NiSource recorded reserves of $22.6 million ($4.6 million current and $18.0 million noncurrent) on certain commodity price risk assets related to the wind down of the unregulated natural gas marketing business. As of June 30, 2012, NiSource has fully reversed these reserves as all contracts have been settled. The non-designated price risk asset amounts above are shown gross and have not been adjusted for the reserves.

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Liability Derivatives (in millions)	June 30, 2012	December 31, 2011

Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$-	$0.4
Price risk management liabilities (noncurrent)	-	0.1

Total derivatives designated as hedging instruments	$-	$0.5

Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$132.7	$167.4
Price risk management liabilities (noncurrent)	45.6	138.8

Total derivatives not designated as hedging instruments	$178.3	$306.2

Total Liability Derivatives	$178.3	$306.7

The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:

Derivatives in Cash Flow Hedging Relationships

Three Months Ended, (in millions):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Commodity price risk programs	$0.3	$-	Cost of Sales	$(0.2)	$0.2
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.7)	(0.7)

Total	$0.7	$0.4		$(0.9)	$(0.5)

Six Months Ended (in millions):
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Commodity price risk programs	$0.6	$0.5	Cost of Sales	$(0.8)	$0.8
Interest rate risk activities	0.8	0.8	Interest expense, net	(1.3)	(1.3)

Total	$1.4	$1.3		$(2.1)	$(0.5)

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended, (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		June 30, 2012	June 30, 2011
Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-
Total		$-	$-

Six Months Ended, (in millions)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		June 30, 2012	June 30, 2011
Commodity price risk programs	Cost of Sales	$-	$-
Interest rate risk activities	Interest expense, net	-	-
Total		$-	$-

It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately $0.2 million of loss, net of taxes.

Derivatives in Fair Value Hedging Relationships

Three Months Ended, (in millions)

Derivatives in Fair Value Hedging Relationships	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		June 30, 2012	June 30, 2011
Interest rate risk activities	Interest expense, net	$0.8	$9.8
Total		$0.8	$9.8

Six Months Ended, (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		June 30, 2012	June 30, 2011
Interest rate risk activities	Interest expense, net	$(8.2)	$(0.4)
Total		$(8.2)	$(0.4)

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended, (in millions)

Hedged Item in Fair Value Hedge Relationships	Location of Loss Recognized in Income on Related Hedged Item	Amount of Loss Recognized in Income on Related Hedged Items
		June 30, 2012	June 30, 2011
Fixed-rate debt	Interest expense, net	$(0.8)	$(9.8)
Total		$(0.8)	$(9.8)

Six Months Ended, (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		June 30, 2012	June 30, 2011
Fixed-rate debt	Interest expense, net	$8.2	$0.4
Total		$8.2	$0.4

Derivatives not designated as hedging instruments

Three Months Ended, (in millions)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		June 30, 2012	June 30, 2011
Commodity price risk programs	Gas Distribution revenues	$(0.1)	$(0.1)
Commodity price risk programs	Other revenues	7.7	7.8
Commodity price risk programs	Cost of Sales	9.6	(4.5)
Total		$17.2	$3.2

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $4.7 million and $3.4 million for the three months of 2012 and 2011, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

Six Months Ended, (in millions)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		June 30, 2012	June 30, 2011
Commodity price risk programs	Gas Distribution revenues	$0.3	$(21.8)
Commodity price risk programs	Other revenues	6.0	18.4
Commodity price risk programs	Cost of Sales	(11.5)	(7.8)
Total		$(5.2)	$(11.2)

* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $15.1 million and $19.3 million for the six months of 2012 and 2011, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource’s derivative instruments measured at fair value as of June 30, 2012 and December 31, 2011 do not contain any credit-risk-related contingent features.

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

NiSource had $81.4 million and $158.2 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011, respectively.

10.	Fair Value Disclosures

A.	Fair Value Measurements.

Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2012 and December 31, 2011:

Recurring Fair Value Measurements June 30, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$55.9	$-	$55.9
Financial price risk programs	104.4	1.5	-	105.9
Interest rate risk activities	-	48.5	-	48.5
Available-for-sale securities	30.7	69.3	-	100.0
Total	$135.1	$175.2	$-	$310.3

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$0.5	$-	$0.5
Financial price risk programs	176.5	1.0	0.3	177.8
Total	$176.5	$1.5	$0.3	$178.3

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recurring Fair Value Measurements December 31, 2011 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011

Assets
Commodity Price risk management assets:
Physical price risk programs	$-	$140.7	$-	$140.7
Financial price risk programs (1)	148.3	2.5	0.3	151.1
Interest rate risk activities	-	56.7	-	56.7
Available-for-sale securities	32.9	63.1	-	96.0
Total	$181.2	$263.0	$0.3	$444.5

Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$-	$3.9	$-	$3.9
Financial price risk programs	301.1	1.7	-	302.8
Total	$301.1	$5.6	$-	$306.7

(1)During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business. The financial price risk program amount above is shown gross and has not been adjusted for the reserve.

Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2012 and 2011, there were no material transfers between fair value hierarchies. Additionally there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.

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

Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at June 30, 2012 and December 31, 2011 were:

(in millions)	Amortized Cost	Total Gains	Total Losses	Fair Value
Available-for-sale debt securities, June 30, 2012
U.S. Treasury	$34.2	$1.7	$-	$35.9
Corporate/Other	62.1	2.1	(0.1)	64.1
Total Available-for-sale debt securities	$96.3	$3.8	$(0.1)	$100.0

(in millions)	Amortized Cost	Total Gains	Total Losses	Fair Value
Available-for-sale debt securities, December 31, 2011
U.S. Treasury	$36.7	$1.7	$-	$38.4
Corporate/Other	56.3	1.6	(0.3)	57.6
Total Available-for-sale debt securities	$93.0	$3.3	$(0.3)	$96.0

For the three months ended June 30, 2012 and 2011, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.2 million. For the three months ended June 30, 2012 and 2011, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was zero and $0.5 million, respectively.

For the six months ended June 30, 2012 and 2011, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2012 and 2011, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.1 million and $1.0 million, respectively.

The cost of maturities sold is based upon specific identification. At June 30, 2012, all of the U.S. Treasury debt securities have maturities of greater than one year. At June 30, 2012, approximately $3.1 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012 (in millions)	Other Derivatives

Balance as of April 1, 2012	$0.1
Total gains or (losses) (unrealized/realized) Included in regulatory assets/liabilities	(0.4)
Balance as of June 30, 2012	$(0.3)

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2012	$-

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended June 30, 2011 (in millions)	Other Derivatives

Balance as of April 1, 2011	$(0.1)
Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(0.6)
Purchases	(0.5)
Settlements	0.4
Balance as of June 30, 2011	$(0.8)

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2011	$(1.5)

Six Months Ended, June 30, 2012 (in millions)	Other Derivatives

Balance as of January 1, 2012	$0.3
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(0.6)
Balance as of June 30, 2012	$(0.3)

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2012	$-

Six Months Ended, June 30, 2011 (in millions)	Other Derivatives

Balance as of January 1, 2011	$0.2
Total gains or losses (unrealized/realized)
Included in regulatory assets/liabilities	(1.0)
Purchases	(1.0)
Settlements	1.0
Balance as of June 30, 2011	$(0.8)

Change in unrealized gains/(losses) relating to instruments still held as of June 30, 2011	$(1.5)

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the six months ended June 30, 2012 and 2011.

B.         Other Fair Value Disclosures for Financial Instruments. NiSource has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, customer deposits and short-term borrowings. NiSource’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the quarters ending June 30, 2012 and 2011, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2012	Estimated Fair Value as of June 30, 2012	Carrying Amount as of Dec. 31, 2011	Estimated Fair Value as of Dec. 31, 2011
Long-term debt (including current portion)	$7,573.8	$8,491.0	$6,594.4	$7,369.4

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

On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and RBS. On October 21, 2011, the agreement was renewed with an amendment increasing the maximum seasonal program limit from $200 million to $240 million. The amended agreement expires on October 19, 2012, and can be renewed if mutually agreed to by all parties. As of June 30, 2012, $77.1 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with RBS, also dated October 23, 2009, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the agreement is $200 million. On August 31, 2011, the agreement was renewed, having a new scheduled termination date of August 29, 2012, and can be further renewed if mutually agreed to by both parties. As of June 30, 2012, $106.1 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder. Under the agreement, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively.

On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 13, 2012, the agreement was renewed, having a new scheduled termination date of March 12, 2013, and can be further renewed if mutually agreed to by both parties. As of June 30, 2012, $10.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2012 and December 31, 2011 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	June 30, 2012	December 31, 2011
Gross Receivables	$335.6	$510.5
Less: Receivables not transferred	142.4	278.8
Net receivables transferred	$193.2	$231.7

Short-term debt due to asset securitization	$193.2	$231.7

For the three months ended June 30, 2012 and 2011, $0.9 million and $0.8 million of fees associated with the securitization transactions were recorded as interest expense, respectively. For the six months ended June 30, 2012 and 2011, $2.0 million and $2.3 million of fees associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

12.	Goodwill Assets

NiSource tests its goodwill for impairment annually unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined by GAAP. In accordance with GAAP, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. Goodwill is generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition. The goodwill impairment test is a two-step process which requires NiSource to make estimates regarding the fair value of the reporting unit. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

During the second quarter of 2012, NiSource changed its method of applying an accounting principle whereby the annual impairment test of goodwill will be performed as of May 1st each year instead of June 30th, the previous testing date. This change is preferable under the circumstances as it more closely aligns the impairment testing date with the long-range planning and forecasting process. The change also provides NiSource with additional time to complete the required testing and evaluate the results prior to the quarter-end closing and reporting activities when resources are more constrained. The change in the annual goodwill impairment testing date is not intended to nor does it delay, accelerate, or avoid an impairment charge. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each May 1 for periods prior to May 1, 2012, NiSource has prospectively applied the change in the annual goodwill impairment testing date from May 1, 2012.

NiSource has three reporting units that are allocated goodwill. NiSource’s goodwill assets at June 30, 2012 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at June 30, 2012 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $18.8 million.

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the May 1, 2012 test, NiSource used a weighted average of the income and market approaches. The income approach utilized a discounted cash flow model. This model is based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in the models are the growth rates, which are based on the cash flows from operations for each of the reporting units, and the weighted average cost of capital, or discount rate. The starting point for each reporting unit’s cash flow from operations is the detailed five year plan, which takes into consideration a variety of factors such as the current economic environment, industry trends, and specific operating goals set by management. The discount rates are based on trends in overall market as well as industry specific variables and include components such as the risk-free rate, cost of debt, and company volatility at May 1, 2012. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting unit’s EBITDA, (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applying that multiple to the reporting unit’s EBITDA, and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill and non-goodwill reporting units based on the relative EBITDA, revenues, and operating income of each reporting unit. Each of the three market approaches were calculated with the assistance of a third party valuation firm, using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists under step 1 of the annual impairment test.

Certain key assumptions used in determining the fair values of the reporting units included planned operating results, discount rates and the long-term outlook for growth. NiSource used discount rates of 5.60% for both Columbia Transmission Operations and Columbia Distribution Operations, resulting in excess fair values of approximately $1,643 million and $1,682 million, respectively. The results of the impairment test indicated that each of the reporting units passed step 1 of the impairment test.

Goodwill at Northern Indiana Gas Distribution Operations related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $18.8 million was also tested for impairment as of May 1, 2012. The income approach was used to determine the fair value of the Northern Indiana Gas Distribution reporting unit. Key assumptions in the income approach were a discount rate of 5.60% and a growth rate based on the cash flow from operations. These cash flows factor in the regulatory environment and planned growth initiatives. The step 1 goodwill impairment test resulted in the fair value of the Northern Indiana Gas reporting unit to be above the carrying value by $356 million.

NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require goodwill impairment testing subsequent to May 1, 2012.

13.	Income Taxes

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2012 and 2011, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2012 and 2011 were 34.8% and 43.1%, respectively. The effective tax rates for the six months ended June 30, 2012 and 2011 were 34.8% and 36.2%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

The decrease in the three and six month effective tax rates of 8.3% and 1.4%, respectively, in 2012 versus 2011 is due primarily to the 2011 enactment of Indiana tax legislation.

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

On December 27, 2011, the United States Treasury Department and the IRS issued temporary and proposed regulations effective for years beginning on or after January 1, 2012 that, among other things, provided guidance on whether expenditures qualified as deductible repairs. In addition, on March 15, 2012, the IRS issued a directive to discontinue exam activity related to positions on this issue taken on original tax returns for years beginning before January 1, 2012. NiSource expects the IRS to issue guidance for the treatment of expenditures for gas transmission and distribution assets, and generation within the next twelve months. NiSource further expects that it will be more likely to adopt the procedures provided in this guidance rather than the more general rules set forth in the temporary and proposed regulations. Accordingly, NiSource management expects to adjust unrecognized tax benefits recorded in 2009 related to its change in tax accounting for repairs for gas transmission and distribution, assets and generation assets in the period specific guidance for these assets is issued. As noted above, NiSource management believes that the issuance of such guidance and intent to adopt the guidance by NiSource is reasonably possible to occur within the next twelve months. In that event, NiSource will adjust its unrecognized tax benefits for this issue in the amount of $80.9 million. NiSource believes these adjustments will not have a significant effect on the income statement.

On July 2, 2012, House Bill 761 was signed into law in Pennsylvania, which among other things, adopts a single-sales factor apportionment effective for tax years beginning on or after January 1, 2013. NiSource does not believe this adjustment will have a significant effect on net income.

There were no material changes recorded in the second quarter of 2012 to NiSource’s uncertain tax positions as of December 31, 2011.

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

For the six months ended June 30, 2012, NiSource has contributed $1.6 million to its pension plans and $23.3 million to its other postretirement benefit plans.

The following table provides the components of the plans’ net periodic benefits cost for the three and six months ended June 30, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$9.4	$9.4	$2.8	$2.5
Interest cost	28.2	29.9	9.3	9.6
Expected return on assets	(41.1)	(41.8)	(6.7)	(6.7)
Amortization of transition obligation	-	-	0.3	0.3
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Recognized actuarial loss	20.3	13.9	2.4	1.7
Total Net Periodic Benefit Costs	$16.9	$11.5	$8.0	$7.3

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$18.8	$18.8	$5.6	$5.0
Interest cost	56.4	59.8	18.6	19.2
Expected return on assets	(82.2)	(83.6)	(13.4)	(13.4)
Amortization of transition obligation	-	-	0.6	0.6
Amortization of prior service cost	0.2	0.2	(0.2)	(0.2)
Recognized actuarial loss	40.6	27.8	4.8	3.4
Total Net Periodic Benefit Costs	$33.8	$23.0	$16.0	$14.6

For the quarters ended June 30, 2012 and 2011, pension and other postretirement benefit cost of approximately $5.3 million and $1.7 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the six months ended June 30, 2012 and 2011, pension and other postretirement benefit cost of approximately $10.9 million and $8.8 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.

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

At June 30, 2012, consistent with prior periods, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. As of June 30, 2012, NiSource is a 99% limited partner with a net investment of approximately $0.2 million. Consistent with prior periods, NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low income housing properties. At June 30, 2012, net assets of the low income housing real estate investments in continuing operations were $6.6 million. Current and non-current assets were $0.3 million and $6.3 million, respectively. As of June 30, 2012, NiSource has long-term debt of approximately $5.5 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.4 million of the assets are restricted to settle the obligations of the entity.

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

expired on June 30, 2012. The agreement was renewed on June 29, 2012 for ten years and Northern Indiana will continue to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, Northern Indiana had not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if Northern Indiana is the primary beneficiary. Northern Indiana will continue to request the information required to determine whether Pure Air is a VIE. Northern Indiana has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $10.7 million and $10.1 million for the six months ended June 30, 2012 and 2011, respectively.

16.	Long-Term Debt

On June 14, 2012, NiSource Finance issued $250.0 million of 3.85% senior unsecured notes that mature on February 15, 2023 and $500.0 million of 5.25% senior unsecured notes that mature on February 15, 2043.

On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks which matures on April 3, 2015. Borrowings under the term loan will have an effective cost of LIBOR plus 137 basis points.

17.	Short-Term Borrowings

During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in May 2017. At June 30, 2012, NiSource had $134.4 million of commercial paper outstanding.

During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital extending the termination date to May 15, 2017 also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At June 30, 2012, NiSource had no outstanding borrowings under this facility.

As of June 30, 2012 and December 31, 2011, NiSource had $37.5 million of stand-by letters of credit outstanding, of which $19.2 million were under the revolving credit facility.

Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheet in the amount of $193.2 million and $231.7 million as of June 30, 2012 and December 31, 2011, respectively. Refer to Note 11, “Transfers of Financial Assets,” for additional information.

(in millions)	June 30, 2012	December 31, 2011
Commercial Paper weighted average interest rate of 1.16% and 1.01% at June 30, 2012 and December 31, 2011, respectively.	$134.4	$402.7
Credit facilities borrowings weighted average interest rate of 1.99% at December 31, 2011.	-	725.0
Accounts receivable securitization facility borrowings	193.2	231.7
Total short-term borrowings	$327.6	$1,359.4

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.	Share-Based Compensation

The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the prior 1994 Plan or the Director Plan. At June 30, 2012, there were 7,396,657 shares reserved for future awards under the Omnibus Plan.

Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.

NiSource recognized stock-based employee compensation expense of $4.1 million and $3.4 million for the three months ended June 30, 2012, and 2011, respectively, as well as related tax benefits of $1.4 million and $1.3 million. For the six months ended June 30, 2012, and 2011, stock-based employee compensation expense of $7.3 million and $6.4 million was recognized, respectively as well as related tax benefits of $2.5 million and $2.3 million, respectively.

As of June 30, 2012, the total remaining unrecognized compensation cost related to nonvested awards amounted to $23.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

Stock Options. As of June 30, 2012, approximately 1.8 million options were outstanding and exercisable with a weighted average strike price of $22.00. No options were granted during the six months ended June 30, 2012 and 2011. As of June 30, 2012, the aggregate intrinsic value for the options outstanding and exercisable was $5.0 million. During the six months ended June 30, 2012 and 2011, cash received from the exercise of options was $21.8 million and $0.3 million, respectively.

Restricted Awards. During the six months ended June 30, 2012, NiSource granted restricted stock units and shares of restricted stock of 180,816, subject to service conditions. The total grant date fair value of the shares of restricted stock and restricted stock units was $4.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. If the employee terminates employment before the service conditions lapse due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the shares of restricted stock and restricted stock units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination. As of June 30, 2012, 554,028 nonvested shares (all of which are expected to vest) of restricted stock and restricted stock units were granted and outstanding.

Performance Shares. During the six months ended June 30, 2012, NiSource granted 749,601 performance shares subject to performance conditions. The grant date fair-value of the awards was $15.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of two non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and relative total shareholder return that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2011 and ending on December 31, 2014) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on January 30, 2015 when the shares vest provided the performance criteria are satisfied. In general, if the employee terminates employment before January 30,

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2015 due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination. As of June 30, 2012, 1,996,841 nonvested performance shares were granted and outstanding.

Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of June 30, 2012, 132,537 restricted stock units are outstanding to non-employee directors under the Omnibus Plan.

Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of June 30, 2012, 240,180 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.

401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the quarter ended June 30, 2012 and 2011, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $6.9 million and $5.2 million, respectively. For the six months ended June 30, 2012 and 2011, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $12.7 million and $9.1 million, respectively.

19.	Other Commitments and Contingencies

A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2012 and the years in which they expire were:

(in millions)	Total	2012	2013	2014	2015	2016	After
Guarantees of subsidiaries debt	$7,120.9	$315.0	$420.3	$500.0	$480.0	$291.6	$5,114.0
Guarantees supporting commodity transactions of subsidiaries	140.9	44.5	14	0.5	80.0	-	1.9
Accounts receivable securitization	193.2	193.2	-	-	-	-	-
Lines of credit	134.4	134.4	-	-	-	-	-
Letters of credit	37.5	28.4	8.1	1.0	-	-	-
Other guarantees	310.4	33.0	223.7	32.2	3.0	-	18.5
Total commercial commitments	$7,937.3	$748.5	$666.1	$533.7	$563.0	$291.6	$5,134.4

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $7.1 billion of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheets (unaudited). The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding medium-term notes.

Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to $140.9 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).

Lines and Letters of Credit and Accounts Receivable Advances. During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital, extending the termination date to May 15, 2017 also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At June 30, 2012, NiSource had no borrowings under its five-year revolving credit facility, $134.4 million in commercial paper outstanding and $193.2 million outstanding under its accounts receivable securitization agreements. At June 30, 2012, NiSource issued stand-by letters of credit of approximately $37.5 million for the benefit of third parties. See Note 17, “Short-Term Borrowings,” for additional information.

Other Guarantees or Obligations. On June 30, 2008, NiSource’s subsidiary, PEI, sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2012. These guarantees are due to expire in June 2013.

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

In connection with Millennium’s refinancing of its long-term debt in August 2010, NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the Millennium notes offering. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of June 30, 2012.

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

As of June 30, 2012 and December 31, 2011, NiSource had recorded reserves of approximately $168.0 million and $173.5 million, respectively, to cover environmental remediation at various sites. The current portion of this reserve is included in Legal and Environmental Reserves in the Condensed Consolidated Balance Sheet. The noncurrent portion is included in Other Noncurrent Liabilities in the Condensed Consolidated Balance Sheet. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.

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

In the first quarter of 2012, EPA proposed an output-based carbon standard for new power plants. The standard would, for the first time, set national limits on the amount of carbon emissions allowed from new power plants. This numerical limit places compliance out of reach for coal-fired plants designed without capture and sequestration of carbon dioxide, limiting NiSource’s options for future generation growth. In addition, based on authority provided by the Clean Air Act, once the EPA has promulgated a New Source Performance Standard for a new or modified source in a specific source category, regulation of existing sources in specific circumstances is required.

If the EPA develops a GHG new source performance standard for existing units or if a Federal or state comprehensive climate change bill were to be enacted into law, the impact on NiSource’s financial performance would depend on a number of factors, including the overall level of required GHG reductions, the renewable energy targets, the degree to which offsets may be used for compliance, the amount of recovery allowed from customers, and the extent to which NiSource would be entitled to receive CO2 allowances at no cost. Comprehensive Federal or state GHG regulation could result in additional expense or compliance costs that may not be fully recoverable from customers and could materially impact NiSource’s financial results.

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

During the fourth quarter of 2011, NiSource completed a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared by a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource accordingly increased its liability for estimated remediation costs by $71.1 million. Since the fourth quarter of 2011, NiSource has monitored the liability on a quarterly basis and in the second quarter of 2012, completed an annual refresh of the model. No material changes to the liability were noted as a result of the refresh. The total liability at NiSource related to the facilities subject to remediation was $136.1 million and $139.5 million at June 30, 2012 and December 31, 2011, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Additional Issues Related to Individual Business Segments

The sections below describe various regulatory actions that affect Gas Transmission and Storage Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability.

Gas Transmission and Storage Operations.

Waste

Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. During the third quarter of 2011, Columbia Transmission completed a study to estimate its future remediation requirements related to the AOC. Columbia Transmission accordingly increased its liability for estimated remediation costs by $25.6 million. Since the third quarter of 2011, Columbia Transmission has been monitoring its liability on a quarterly basis and performed an annual refresh of the study during the second quarter of 2012. An additional $3.5 million was added to the liability due to estimate changes and cost increases as a result of the refresh. The total liability at Columbia Transmission related to the facilities subject to remediation was $28.4 million and $30.0 million at June 30, 2012 and December 31, 2011, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the site until retirement. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be completed in 2015.

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

Electric Operations.

Air

Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $925 million to $1.05 billion. This figure includes additional capital improvements associated with the New Source Review Consent Decree, CSAPR and the Utility Mercury and Air Toxics Standards Rule. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.

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

New Source Review:   On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleged that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, EPA, the Department of Justice, and IDEM have settled the matter through a consent decree.

Water

The Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures, became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. Various court challenges and EPA responses ensued. The EPA announced a proposed rule and is obligated to finalize a rule in 2013. Northern Indiana will continue to monitor this matter but cannot estimate the cost of compliance at this time.

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

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.	Accumulated Other Comprehensive Loss

The following table displays the components of Accumulated Other Comprehensive Loss.

(in millions)	June 30, 2012	December 31, 2011
Other comprehensive income (loss), before tax:
Unrealized gains on securities	$3.7	$8.0
Tax expense on unrealized gains on securities	(1.3)	(3.1)
Unrealized losses on cash flow hedges	(49.2)	(52.3)
Tax benefit on unrealized losses on cash flow hedges	19.3	20.5
Unrecognized pension and OPEB costs	(50.9)	(53.0)
Tax benefit on unrecognized pension and OPEB costs	19.4	20.2
Total Accumulated Other Comprehensive Loss, net of taxes	$(59.0)	$(59.7)

Equity Investment

As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss at June 30, 2012 of $19.2 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrealized loss of $19.2 million and $19.7 million at June 30, 2012 and December 31, 2011, respectively, is included in unrealized losses on cash flow hedges above.

21.	Business Segment Information

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.

At June 30, 2012, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
REVENUES
Gas Distribution Operations
Unaffiliated (1)	$452.2	$629.7	$1,521.3	$2,214.5
Intersegment	0.1	0.2	0.3	0.9
Total	452.3	629.9	1,521.6	2,215.4
Gas Transmission and Storage Operations
Unaffiliated	209.5	200.5	442.5	413.9
Intersegment	31.5	33.0	73.9	75.0
Total	241.0	233.5	516.4	488.9
Electric Operations
Unaffiliated	378.7	350.8	733.1	699.0
Intersegment	0.2	0.2	0.4	0.4
Total	378.9	351.0	733.5	699.4
Corporate and Other
Unaffiliated (2)	8.3	47.3	10.5	132.5
Intersegment	115.3	122.2	226.0	232.7
Total	123.6	169.5	236.5	365.2
Eliminations	(147.1)	(155.6)	(300.6)	(309.0)
Consolidated Revenues	$1,048.7	$1,228.3	$2,707.4	$3,459.9

Operating Income (Loss)
Gas Distribution Operations	$46.9	$46.6	$258.9	$288.1
Gas Transmission and Storage Operations	91.5	84.6	230.1	203.0
Electric Operations	70.4	40.3	116.6	90.9
Corporate and Other	(0.2)	(6.0)	2.4	(10.1)
Consolidated Operating Income	$208.6	$165.5	$608.0	$571.9

(1)With the implementation of the standard choice offer, Columbia of Ohio reported lower gross revenues and cost of sales beginning April 1, 2012. There was no impact on net revenues.

(2)The reduction to other revenues is attributed to the continued wind down of the unregulated natural gas marketing business as well as the early termination of certain contracts as discussed in Note 9, “Risk Management Activities.” There was a corresponding decrease in cost of sales with no impact to operating income.

ITEM 1. FINANCIAL STATEMENTS (continued)

NISOURCE INC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

22.	Supplemental Cash Flow Information

The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011:

Six Months Ended June 30, (in millions)	2012	2011

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$105.6	$65.1
Stock issuance to employee saving plans	12.4	10.8
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$197.2	$180.0
Cash paid for income taxes	7.0	4.7

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

For the six months ended June 30, 2012, NiSource reported income from continuing operations of $264.0 million, or $0.93 per basic share, compared to $249.9 million, or $0.89 per basic share reported for the same period in 2011.

The increase in income from continuing operations was due primarily to the following items:

•

Electric Operations’ net revenues increased $61.2 million primarily due to the implementation of the electric rate case. Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.

•

Regulatory and service programs at Gas Distributions Operations increased net revenues by $20.1 million primarily due to the rate case at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program. Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

•

Higher demand margin revenues at Gas Transmission and Storage Operations increased net revenues by $14.5 million primarily due to growth projects placed into service in the prior year. Refer below and to the Gas Transmission and Storage Operations segment discussion for a list of growth projects.

•

Equity earnings increased by $10.9 million compared to the prior year, primarily from increased earnings at Millennium. Refer to the Gas Transmission and Storage Operations segment discussion for more information regarding Millennium.

These increases were partially offset by the following:

•

Warmer weather in the current quarter resulted in a decrease in income from continuing operations of $42.9 million compared to the prior year, primarily affecting the Gas Distribution Operations segment. Weather statistics are provided in the Gas Distribution Operations’ segment discussion.

•

Depreciation and amortization increased $25.3 million due primarily to higher capital expenditures and the additional depreciation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case. NiSource’s capital expenditures are projected to be approximately $1.4 billion in 2012.

•

NiSource incurred higher interest expense of $22.3 million resulting from the issuance of long-term debt of $750.0 million in June 2012, $400.0 million in June 2011 and $500.0 million in November 2011, and the expiration of the Sugar Creek deferral. These increases were partially offset by the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011 and lower short-term borrowings and rates.

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

•

Significant environmental investments at Northern Indiana’s coal-fired electric generation facilities remain on track, including construction of FGD equipment on two units at Northern Indiana’s Schahfer generating station. The improvements are part of a nearly $850 million environmental investment program expected to be completed in 2015.

•

Northern Indiana requested approval of a Green Power Rate pilot program from the IURC. The program allows customers to designate a portion or all of their monthly electric usage to be attributable to power generated by renewable energy sources, including wind, solar, geothermal, biomass and hydroelectric.

•	Northern Indiana reached an all-time peak load record on June 28, 2012, of approximately 3,710 mw.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

NiSource Gas Distribution companies continue to deliver strong results from their strategy of aligning long-term infrastructure replacement and enhancement programs with a variety of complementary customer programs and rate-design initiatives.

•

Infrastructure projects across much of the gas distribution territory, combined with customer programs and regulatory treatment, continue to generate earnings growth. These initiatives contributed approximately $20 million in additional operating earnings during the first half of the year compared to the same period last year.

•

The Columbia of Massachusetts base rate case before the Massachusetts DPU, seeking an annual revenue requirement increase of $29.2 million, remains on schedule. The case is designed to support the Company’s infrastructure modernization and replacements plans with timely investment recovery. An order is expected later this year.

•	Columbia of Pennsylvania plans to file a rate case late in the third quarter of 2012 to support the Company’s modernization programs.

Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.

Commercial Growth and Expansion of the Gas Transmission and Storage Business

NiSource Gas Transmission & Storage Operations continues to develop and execute investment opportunities in existing and new markets, including midstream projects to serve the increased natural gas production in the Utica and Marcellus Shale regions.

•

NiSource Midstream entered into a joint venture to construct new gathering pipelines and natural gas liquids processing facilities to support hydrocarbon production in the Utica Shale region of northeast Ohio and western Pennsylvania. The venture currently estimates to invest approximately $300 million to provide gathering capacity of about 400,000 Dth per day and initial processing capacity of approximately 200,000 Dth per day. The project is expected to be in service starting in the second half of 2013, with significant planned expansion based on producer activity in the area.

•

NiSource Midstream entered into a definitive agreement to pool a portion of its assets in a joint undertaking to develop the hydrocarbon potential on a combined acreage position in the Utica and Point Pleasant Shale formation in eastern Ohio and western Pennsylvania. NiSource will be a non-operating, five percent (5%) working interest owner in the total acreage position.

•

NiSource also remains on track to begin construction in August 2012 of the 70-mile, $150 million Big Pine Gathering System in western Pennsylvania, which is anchored by a long-term gathering agreement with XTO Energy Inc. The project is expected to be in service in December 2012, with an initial capacity of approximately 425,000 Dth per day.

•

Columbia Transmission and Columbia Gulf are moving forward with plans to upgrade and modify facilities to support the West Side Expansion Project. Due to the changing supply and demand markets, the project will reverse the flow of gas on part of the system to transport approximately 500,000 Dth per day of Marcellus production originating in southwest Pennsylvania and north-central West Virginia to Gulf Coast markets. Service is scheduled to begin in late 2014.

•

During the first half of 2012, NiSource Gas Transmission and Storage Operations placed into service three separate Marcellus Shale related growth projects at an investment of approximately $35 million, adding nearly 350,000 Dth per day of capacity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

•

Columbia Transmission also continues to advance plans for a long-term infrastructure modernization and enhancement program. Similar to the modernization programs in place at NiSource’s gas utilities, this effort will enhance the reliability and flexibility of the Company’s core pipeline system, ensuring continued safe and reliable service while positioning the Company to meet anticipated regulatory requirements. The plan is estimated to involve an investment of about $4 billion over a 10 to 15 year period.

Financial Management of the Balance Sheet

At the end of the second quarter, NiSource maintained approximately $1,399.2 million in net available liquidity.

On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks which matures on April 3, 2015. Borrowings under the term loan will have an effective cost of LIBOR plus 137 basis points.

On May 15, 2012, NiSource increased its quarterly dividend by 4.3%, resulting in an increase in the annualized Common Stock dividend from $0.92 to $0.96 per share.

During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital, extending the termination date to May 15, 2017 and reduced the cost of borrowing.

On June 14, 2012, NiSource Finance issued $250.0 million of 3.85% senior unsecured notes that mature on February 15, 2023 and $500.0 million of 5.25% senior unsecured notes that mature on February 15, 2043.

NiSource also remains on track to draw on its $400 million forward equity sale during the third quarter.

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

Refer to “Controls and Procedures” included in Item 4.

Results of Operations

Quarter Ended June 30, 2012

Net Income

NiSource reported net income of $69.4 million, or $0.25 per basic share, for the three months ended June 30, 2012, compared to a net income of $40.2 million, or $0.14 per basic share, for the second quarter of 2011. Income from continuing operations was $70.5 million, or $0.25 per basic share, for the three months ended June 30, 2012, compared to income from continuing operations of $40.8 million, or $0.14 per basic share, for the second quarter of 2011. Operating income was $208.6 million, an increase of $43.1 million from the same period in 2011. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2012 were 284.4 million compared to 280.2 million at June 30, 2011.

Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.

Immaterial Restatement

As indicated in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, NiSource made correcting adjustments to its historical financial statements including for the three and six months ended June 30, 2011 relating to deferred revenue, environmental asset recovery, OPEB over-reimbursement, and OPEB regulatory assets. NiSource does not believe that these corrections, individually or in the aggregate, are material to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

its financial statements (unaudited) for the three and six months ended June 30, 2012. For additional information on these corrections, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, and Note 26, Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The following table sets forth the effects of the correcting adjustments to Net Income for the three and six months ended June 30, 2011:

Increase/(Decrease) in Net Income (in millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Previously reported Net Income	$38.9	$244.1
Deferred revenue	-	(0.6)
Environmental asset recovery	-	8.0
OPEB over-reimbursement	(0.2)	(0.4)
OPEB regulatory asset	2.4	2.4
Total corrections	2.2	9.4
Income taxes	0.9	3.8
Corrected Net Income	$40.2	$249.7

The following table sets forth the effects of the correcting adjustments on affected line items within the Condensed Statement of Consolidated Income (unaudited) for the three and six months ended June 30, 2011:

Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected

Net Revenues
Electric	$349.2	$349.2	$696.3	$695.7
Gross Revenues	1,228.3	1,228.3	3,460.5	3,459.9

Total Net Revenues	765.8	765.8	1,827.1	1,826.5

Operation and maintenance	402.5	400.3	835.0	829.6
Depreciation and amortization	134.5	134.5	273.4	268.8
Total Operating Expenses	604.8	602.6	1,269.9	1,259.9
Operating Income	163.3	165.5	562.5	571.9
Income from Continuing Operations before Income Taxes	69.5	71.7	382.2	391.6
Income Taxes	30.0	30.9	137.9	141.7
Income from Continuing Operations	39.5	40.8	244.3	249.9
Net Income	$38.9	$40.2	$244.1	$249.7

Basic Earnings Per Share ($)
Continuing operations	$0.14	$0.14	$0.87	$0.89
Basic Earnings Per Share	$0.14	$0.14	$0.87	$0.89

Diluted Earnings Per Share ($)
Continuing operations	$0.14	$0.14	$0.85	$0.87
Diluted Earnings Per Share	$0.14	$0.14	$0.85	$0.87

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

These corrections affected certain line items within net cash flows from operating activities on the Condensed Statement of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2011, with no net effect on total net cash flows from operating activities.

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended June 30, 2012, were $807.6 million, a $41.8 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $39.0 million and increased Gas Transmission and Storage Operations’ net revenues of $7.4 partially offset by decreased Gas Distribution Operations’ net revenues of $2.6 million.

•

Electric Operations’ net revenues increased primarily due to increased industrial, commercial and residential margins of $15.2 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $12.1 million in the current period as the electric rate case discontinued these credits. Net revenues also increased $8.1 million due to the impact of weather, increased off system sales of $3.9 million, and an increase in a RTO recovery mechanism of $3.1 million. These increases were partially offset by a decrease in environmental cost recovery of $4.6 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

•

Gas Transmission and Storage Operations’ net revenues increased primarily due to increased regulatory trackers, which are offset in expense, of $6.2 million and higher demand margin revenue of $5.3 million as a result of growth projects placed into service since the first quarter of 2011. These increases were partially offset by a settlement of $2.8 million during the second quarter of 2011 and a decrease of $2.1 million in condensate revenue.

•

Gas Distribution Operations’ net revenues decreased due primarily to the effects of warmer weather of $5.4 million and lower regulatory trackers, which are offset in expense, of $5.3 million. These decreases in net revenues were partially offset by an increase of $8.6 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio’s approved infrastructure replacement program and the impact of the rate case at Columbia of Pennsylvania.

Expenses

Operating expenses for the second quarter 2012 were $607.5 million, an increase of $4.9 million from the 2011 period. This increase was primarily due to higher depreciation and amortization of $13.5 million partially offset by a decrease in operation and maintenance expense of $6.0 million. The increase in depreciation and amortization is primarily due to higher capital expenditures and additional depreciation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case. The decrease in operation and maintenance expense was primarily due to lower electric generation costs of $10.5 million primarily due to the timing of planned and unplanned outages and lower employee and administration costs of $6.5 million. This decrease was partially offset by an increase in outside services of $5.7 million and an increase in MISO fees of $4.4 million resulting from the electric rate case.

Equity Earnings in Unconsolidated Affiliates

Equity Earnings in Unconsolidated Affiliates were $8.5 million during the second quarter of 2012 compared to $2.3 million for the second quarter of 2011. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage, which are integral to the Gas Transmission and Storage Operations’ business. Equity earnings increased as a result of an increase in demand and commodity revenues included in earnings at Millennium.

Other Income (Deductions)

Other Income (Deductions) reduced income by $100.4 million in 2012 compared to a reduction in income of $93.8 million in the prior year. The increase in deductions is primarily due to an increase in interest expense of $8.8 million resulting from the issuance of long-term debt of $400.0 million in June 2011, $500.0 million in November 2011 and $750 million in June 2012, and the expiration of the Sugar Creek deferral. This was partially offset by a decrease in interest expense due to the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

notes in November 2011 and lower short-term borrowings and rates. Other-net income of $2.8 million was recorded in 2012 compared to $0.6 million in 2011. Other-net income increased primarily as a result of increased AFUDC-equity compared to the prior period.

Income Taxes

Income tax expense for the second quarter of 2012 was $37.7 million compared to $30.9 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2012 and 2011, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2012 and 2011 were 34.8% and 43.1%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

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

On December 27, 2011, the United States Treasury Department and the IRS issued temporary and proposed regulations effective for years beginning on or after January 1, 2012 that, among other things, provided guidance on whether expenditures qualified as deductible repairs. In addition, on March 15, 2012, the IRS issued a directive to discontinue exam activity related to positions on this issue taken on original tax returns for years beginning before January 1, 2012. NiSource expects the IRS to issue guidance for the treatment of expenditures for gas transmission and distribution assets, and generation within the next twelve months. NiSource further expects that it will be more likely to adopt the procedures provided in this guidance rather than the more general rules set forth in the temporary and proposed regulations. Accordingly, NiSource management expects to adjust unrecognized tax benefits recorded in 2009 related to its change in tax accounting for repairs for gas transmission and distribution, assets and generation assets in the period specific guidance for these assets is issued. As noted above, NiSource management believes that the issuance of such guidance and intent to adopt the guidance by NiSource is reasonably possible to occur within the next twelve months. In that event, NiSource will recognize a tax benefit for this issue in the amount of $80.9 million. NiSource believes these adjustments will not have a significant effect on the income statement.

On July 2, 2012, House Bill 761 was signed into law in Pennsylvania, which among other things, adopts a single-sales factor apportionment effective for tax years beginning on or after January 1, 2013. NiSource does not believe this adjustment will have a significant effect on net income.

Refer to Note 13, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.

Discontinued Operations

There was a net loss of $1.1 million in the second quarter of 2012 from discontinued operations compared to net loss of $0.6 million in the second quarter of 2011.

Results of Operations

Six Months Ended June 30, 2012

Net Income

NiSource reported net income of $262.8 million, or $0.93 per basic share, for the six months ended June 30, 2012, compared to net income of $249.7 million, or $0.89 per basic share, for the first six months of 2011. Income from continuing operations was $264.0 million, or $0.93 per basic share, for the first six months ended June 30, 2012, compared to income from continuing operations of $249.9 million, or $0.89 per basic share, for the comparable 2011 period. Operating income was $608.0 million, an increase of $36.1 million from the same period in 2011. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2012 were 283.6 million compared to 279.8 million at June 30, 2011.

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

Net Revenues

Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2012, were $1,836.0 million, a $9.5 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $61.2 million and increased Gas Transmission and Storage Operations’ net revenues of $26.5 million partially offset by decreased Gas Distributions’ net revenues of $76.5 million.

•

Electric Operations’ net revenues increased primarily due to increased industrial, commercial and residential margins of $35.9 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $26.0 million in the current period as the electric rate case discontinued these credits. Net revenues also increased as a result of an increase in a RTO recovery mechanism of $7.5 million, off system sales of $3.3 million and the impact of weather of $1.4 million. These increases were partially offset by a decrease in environmental cost recovery of $15.6 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

•

Gas Transmission and Storage Operations’ net revenues increased primarily due to higher demand margin revenue of $14.5 million as a result of growth projects placed into service in the prior year. Additionally, there was an increase in regulatory trackers, which are offset in expense, of $8.8 million, increased revenues of $5.7 million due to the impact of the rate case filing at Columbia Gulf, and higher revenues from shorter term transportation services of $2.5 million. These increases were offset by a decrease in condensate revenue of $2.8 million.

•

Gas Distribution Operations’ net revenues decreased due primarily to lower regulatory and tax trackers, which are offset in expense, of $51.4 million and the effects of warmer weather of $44.3 million. These decreases in net revenues were partially offset by an increase of $20.1 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio’s approved infrastructure replacement program and the impact of the rate case at Columbia of Pennsylvania.

Expenses

Operating expenses for the six months ended June 30, 2012 were $1,244.2 million, a decrease of $15.7 million from the 2011 period. This decrease was primarily due to lower operation and maintenance expenses of $29.9 million and a decrease in other taxes of $7.3 million partially offset by an increase in depreciation and amortization of $25.3 million. The decrease in operation and maintenance expenses is due to a decrease in regulatory trackers, which are offset in revenue, of $33.0 million, lower employee and administration costs of $3.7 million and a decrease in electric generation costs of $3.6 million due primarily to the timing of planned and unplanned outages. This was partially offset by an increase in MISO fees of $10.0 million resulting from the electric rate case. Other taxes decreased primarily as a result of lower tax trackers, which are offset in revenue. Depreciation and amortization increased due primarily to higher capital expenditures and additional deprecation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case.

Equity Earnings in Unconsolidated Affiliates

Equity Earnings in Unconsolidated Affiliates were $16.2 million for the six months ended June 30, 2012, an increase of $10.9 million compared to 2011. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations’ business. Equity earnings increased as a result of an increase in demand and commodity revenues included in earnings at Millennium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Income (Deductions)

Other Income (Deductions) reduced income by $203.4 million for the six months ended June 30, 2012 compared to a reduction in income of $180.3 million in the prior year. The increase in deductions is primarily due to increased interest expense of $22.3 million due to the issuance of long-term debt of $400.0 million in June 2011, $500.0 million in November 2011 and $750.0 million in June 2012, and the expiration of the Sugar Creek deferral. This was partially offset by a decrease in interest expense due to the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011 and lower short-term borrowings and rates. Other-net income of $3.1 million was recorded in 2012 compared to $3.9 million in 2011.

Income Taxes

Income taxes for the first six months of 2012 were $140.6 million, a decrease of $1.1 million compared to the first six months of 2011, mainly attributable to the 2011 enactment of Indiana tax legislation reducing the state rate.

The effective tax rates for the six months ended June 30, 2012 and 2011 were 34.8% and 36.2%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

Discontinued Operations

There was a $1.2 million net loss from discontinued operations for the six months ended June 30, 2012, compared to a $0.2 million net loss from discontinued operations in 2011.

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

Operating Activities

Net cash from operating activities for the six months ended June 30, 2012 was $771.8 million, an increase of $35.8 million compared to the six months ended June 30, 2011. The increase in net cash from operating activities was primarily due to the settlement payment of $28.7 million in 2011 related to the Thacker litigation and higher net income in the current period.

Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $3.3 million to its pension plans and approximately $51.7 million to its postretirement medical and life plans in 2012, which could change depending on market conditions. For the six months ended June 30, 2012, NiSource has contributed $1.6 million to its pension plans and $23.3 million to its other postretirement benefit plans.

Investing Activities

NiSource’s capital expenditures for the six months ended June 30, 2012 were $619.5 million, compared to $445.0 million for the comparable period in 2011. The increase is the result of increased spending for Gas Transmission and Storage Operations’ system growth and environmental tracker capital for FGD projects in the generation fleet in the Electric Operations segment. NiSource projects 2012 capital expenditures to be approximately $1.4 billion.

Restricted cash was $85.0 million and $160.6 million as of June 30, 2012 and December 31, 2011, respectively. The decrease in restricted cash was due to the wind-down of NiSource’s unregulated natural gas marketing business.

Financing Activities

Long-term Debt.    Refer to Note 16, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Credit Facilities.    During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital, extending the termination date to May 15, 2017 also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes.

During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in May 2017.

NiSource Finance had no outstanding borrowings under its five-year revolving credit facility at June 30, 2012 and borrowings of $725.0 million at December 31, 2011, at a weighted average interest rate of 1.99%. In addition, NiSource Finance had $134.4 million in commercial paper outstanding at June 30, 2012, at a weighted average interest rate of 1.16% and $402.7 million in commercial paper outstanding at December 31, 2011, at a weighted average interest rate of 1.01%.

As of June 30, 2012 and December 31, 2011, NiSource had $193.2 million and $231.7 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 11, “Transfers of Financial Assets.”

As of June 30, 2012 and December 31, 2011, NiSource had $37.5 million of stand-by letters of credit outstanding of which $19.2 million were under the revolving credit facility.

As of June 30, 2012, an aggregate of $1,346.4 million of credit was available under the credit facility.

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

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $24.1 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. In addition, under Northern Indiana’s trade receivables sales program, an event of termination occurs if Northern Indiana’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB or Ba2 at either Standard & Poor’s or Moody’s, respectively. Likewise, under Columbia of Ohio’s and Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Contractual Obligations.    Refer to Note 13, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for material changes recorded during the three and six months ended June 30, 2012 to NiSource’s uncertain tax positions recorded as of December 31, 2011.

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. On June 29, 2012, this agreement was renewed for ten years and, in accordance with GAAP, was evaluated to determine whether the arrangement qualified as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. The effective date of the new agreement is July 1, 2012. NiSource will capitalize this lease beginning in the third quarter of 2012.

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

Interest Rate Risk

NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.1 million and $8.5 million for the three and six months ended June 30, 2012, respectively, and $4.0 million and $8.3 million for the three and six months ended June 30, 2011, respectively.

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

On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of June 30, 2012, NiSource affiliates maintained a reserve for the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.

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

Market Risk Measurement

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the unregulated gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was $0.1 million, $0.1 million and zero, respectively, for the second quarter of 2012. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and zero, respectively, for the six months ended June 30, 2012. Prospectively, management has set the VaR limit at $0.4 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.

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

NiSource has issued guarantees that support up to approximately $140.9 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Other Information

Critical Accounting Policies

Goodwill. NiSource’s goodwill assets at June 30, 2012 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets related to the purchase of Northern Indiana Fuel and Light and Kokomo Gas were $18.8 million at June 30, 2012. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of May 1, 2012. The fair value of each reporting unit exceeded the carrying value based on this impairment test. Refer to Note 12, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.

There were no significant changes to critical accounting policies for the period ended June 30, 2012.

Recently Adopted and Issued Accounting Pronouncements

Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

International Financial Reporting Standards

In February 2010, the SEC expressed its commitment to the development of a single set of high quality globally accepted accounting standards and directed its staff to execute a work plan addressing specific areas of concern regarding the potential incorporation of IFRS for the U.S. In May 2011, a Staff Paper was issued outlining a possible endorsement approach for the incorporation of IFRS into the U.S. financial reporting system, as opposed to a single-date approach, if the SEC were to decide that incorporation of IFRS is in the best interest of U.S. investors. Under this possible framework, IFRS would be incorporated into U.S. GAAP during a transition period (e.g., five to seven years) and the FASB would be retained as the United States standard setter. In July 2012, the SEC Staff issued their final report on their work plan for the consideration of incorporating IFRS into the U.S. financial reporting system. While the SEC Staff reported on their findings with regards to the work plan, the Staff did not make a recommendation to the Commission and there is no current time frame for when the SEC will make a determination regarding IFRS. The accounting differences between U.S. GAAP and IFRS are complex and significant in many aspects, and conversion to IFRS would have broad impacts across NiSource. NiSource’s strategy for addressing a potential mandate of IFRS will be re-assessed when the SEC makes its determination on whether to require the use of IFRS and by what method.

Dodd-Frank Financial Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter (“OTC”) derivative market, requiring certain OTC transactions in instruments defined as “swaps” under the new regulations to be cleared through a clearing house and requiring cash margins to be posted for those transactions. In July 2012, the CFTC finalized most of its remaining key regulations under the Act, which will go into effect starting later in 2012 in accordance with a schedule promulgated by the CFTC. Under the CFTC’s final rules, most, if not all, of NiSource’s transactions will either not be considered “swaps” or will qualify for the “end-user exception” to mandatory clearing of swaps under CFTC regulations. Although the Act and the new regulations are expected to have some impact on capital markets and derivatives markets generally, NiSource does not expect the Act to have any material effect on its operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information

NiSource’s operations are divided into three primary business segments: Gas Distribution Operations, Gas Transmission and Storage Operations, and Electric Operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Distribution Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net Revenues
Sales Revenues	$452.3	$629.9	$1,521.6	$2,215.4
Less: Cost of gas sold (excluding depreciation and amortization)	141.9	316.9	697.5	1,314.8
Net Revenues	310.4	313.0	824.1	900.6
Operating Expenses
Operation and maintenance	180.5	187.1	384.7	429.3
Depreciation and amortization	47.9	43.7	94.6	86.6
Loss on sale of assets	-	-	-	0.1
Other taxes	35.1	35.6	85.9	96.5
Total Operating Expenses	263.5	266.4	565.2	612.5
Operating Income	$46.9	$46.6	$258.9	$288.1

Revenues ($ in Millions)
Residential	$268.2	$371.7	$994.7	$1,447.4
Commercial	80.7	110.4	322.4	470.6
Industrial	34.9	46.3	95.2	124.1
Off System	43.8	92.9	78.9	169.7
Other	24.7	8.6	30.4	3.6
Total	$452.3	$629.9	$1,521.6	$2,215.4

Sales and Transportation (MMDth)
Residential	28.3	33.6	131.2	168.1
Commercial	25.2	26.7	86.4	104.3
Industrial	114.1	100.8	245.4	219.7
Off System	17.2	20.4	30.7	37.9
Other	0.1	0.2	0.2	0.5
Total	184.9	181.7	493.9	530.5

Heating Degree Days	474	566	2,736	3,580
Normal Heating Degree Days	608	608	3,539	3,508
% (Warmer) Colder than Normal	(22%)	(7%)	(23%)	2%

Customers
Residential			3,018,123	3,005,423
Commercial			276,787	277,508
Industrial			7,732	7,648
Other			21	64
Total			3,302,663	3,290,643

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

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. In addition, usage for the first six months of 2012 declined from the same period last year primarily due to warmer than normal weather. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with cost incurrence. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. In its 2011 rate case, Columbia of Pennsylvania implemented a higher fixed residential customer charge. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light.

Environmental Matters

Various environmental matters occasionally impact the Gas Distribution Operations segment. As of June 30, 2012, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.

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

Weather in the Gas Distribution Operations’ territories for the second quarter of 2012 was 22% warmer than normal and 16% warmer than the second quarter in 2011.

Weather in the Gas Distribution Operations’ territories for the six months ended June 30, 2012 was 23% warmer than normal and 24% warmer compared to the same period in 2011.

Throughput

Total volumes sold and transported of 184.9 MMDth for the second quarter of 2012 increased by 3.2 MMDth from the same period last year. This 1.8% increase in volume was primarily attributable to increased industrial customer usage.

Total volumes sold and transported of 493.9 MMDth for the first six months of 2012 decreased by 36.6 MMDth from the same period last year. This 6.9% decrease in volume was primarily due to warmer weather partially offset by an increase in industrial usage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Distribution Operations (continued)

Net Revenues

Net revenues for the second quarter of 2012 were $310.4 million, a decrease of $2.6 million from the same period in 2011, due primarily to the effects of warmer weather of $5.4 million and lower regulatory trackers, which are offset in expense, of $5.3 million. These decreases in net revenues were partially offset by an increase of $8.6 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio’s approved infrastructure replacement program and the impact of the rate case at Columbia of Pennsylvania.

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2012 was a revenue decrease of $1.5 million and $37.7 million, respectively, compared to a decrease of $16.1 million and $51.0 million for the three and six months ended June 30, 2011, respectively.

Net revenues for the six months ended June 30, 2012 were $824.1 million, a decrease of $76.5 million from the same period in 2011, due primarily to lower regulatory and tax trackers, which are offset in expense, of $51.4 million and the effects of warmer weather of $44.3 million. These decreases in net revenues were partially offset by an increase of $20.1 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio’s approved infrastructure replacement program and the impact of the rate case at Columbia of Pennsylvania.

Operating Income

For the second quarter of 2012, Gas Distribution Operations reported operating income of $46.9 million, an increase of $0.3 million from the comparable 2011 period. Operating income increased due to lower operating expenses, partially offset by lower net revenues, as described above. Operating expenses were $2.9 million lower than the comparable period reflecting a decrease of $5.3 million in regulatory trackers, which are offset in net revenue, partially offset by an increase in depreciation costs of $4.2 million due to an increase in capital expenditures.

For the six months ended June 30, 2012, Gas Distribution Operations reported operating income of $258.9 million, a decrease of $29.2 million from the comparable 2011 period. Operating income decreased due to lower net revenues, as described above, partially offset by lower operating expenses. Operating expenses decreased $47.3 million due to lower regulatory and tax trackers of $51.4 million, which are offset in revenue, and lower employee and administration costs of $2.4 million, primarily due to lower pension costs, partially offset by an increase of $8.0 million in depreciation costs as a result of an increase in capital expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net Revenues
Transportation revenues	$179.5	$174.7	$397.6	$374.4
Storage revenues	48.7	49.4	98.0	99.9
Other revenues	12.8	9.4	20.8	14.6
Total Sales Revenues	241.0	233.5	516.4	488.9
Less: Cost of sales (excluding depreciation and amortization)	0.1	-	1.0	-
Net Revenues	240.9	233.5	515.4	488.9
Operating Expenses
Operation and maintenance	111.0	103.3	205.7	197.9
Depreciation and amortization	33.0	32.8	66.0	65.5
Gain on sale of assets	0.1	-	0.1	-
Other taxes	13.8	15.1	29.7	27.8
Total Operating Expenses	157.9	151.2	301.5	291.2
Equity Earnings in Unconsolidated Affiliates	8.5	2.3	16.2	5.3
Operating Income	$91.5	$84.6	$230.1	$203.0

Throughput (MMDth)
Columbia Transmission	210.4	204.9	589.8	631.5
Columbia Gulf	236.4	263.1	463.9	507.1
Crossroads Gas Pipeline	4.1	5.6	8.4	10.7
Intrasegment eliminations	(122.8)	(147.7)	(228.5)	(300.3)
Total	328.1	325.9	833.6	849.0

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations (continued)

In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream Services, LLC. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter 2010, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plant to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This project was placed into service in April 2011.

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

Smithfield Project.    The Gas Transmission and Storage Operations segment made approximately $14 million of capital investments for modifications to existing pipeline and compressor facilities to accommodate receipt of up to 150,000 Dth per day of additional Marcellus gas from connections near Smithfield, West Virginia and Waynesburg, Pennsylvania. Three anchor shippers agreed to long-term, firm transportation contracts, one contract that began in April 2011 and others that began in August 2011. The project was placed in service in May 2012.

Rimersburg Expansion Project.    The Gas Transmission and Storage Operations segment invested approximately $8 million for this project that added capacity to north central Pennsylvania to meet the growing demands of producers in the area. The project expands Line 134 from the Brinker compressor station to the Iowa regulator, adding approximately 19,000 Dth per day of additional capacity, all of which has been sold through precedent agreements. The project was placed into service in May 2012.

Line WB Expansion Project.    The Gas Transmission and Storage Operations segment expanded its WB system through investment in additional facilities, which provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion totaled approximately $14 million, allowing producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity were executed, some which began in January 2011. Final construction on all facilities was completed and placed into service in May 2012.

Growth Projects in Progress

Big Pine Gathering System Project.    The Gas Transmission and Storage Operations segment is making an investment of approximately $150 million, which includes right-of-way acquisitions and installation, refurbishment and operation of approximately 70 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline will have an initial combined capacity of 425,000 Dth per day. Natural gas will initially be sourced from XTO Energy Inc., a subsidiary of ExxonMobil, Butler County, Pennsylvania production, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. Rights of way were acquired and cleared and construction is underway. The project is expected to be placed in service in late 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations (continued)

West Side Expansion.  The Gas Transmission and Storage Operations segment is planning to invest approximately $200 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provides a backhaul transportation path to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 444,000 Dth per day from the Smithfield and Waynesburg areas and up to 540,000 Dth per day from Leach to Rayne transporting Marcellus production under long-term, firm contracts. The project is expected to be in service by the fourth quarter 2014 with limited interim service provided in 2012 through 2014.

Equity Investments

Pennant Midstream, LLC. Early in the third quarter of 2012, NiSource Midstream entered into a joint venture with affiliates of Hilcorp Energy Company (Hilcorp), a privately owned oil and gas exploration and development company based in Houston, Texas, to construct new gathering pipeline infrastructure and natural gas liquids (NGL) processing facilities to support natural gas production in the Utica Shale region of northeast Ohio and western Pennsylvania. NiSource and Hilcorp will jointly own Pennant Midstream, LLC (Pennant) with NiSource serving as the operator of Pennant and the facilities.

Pennant plans to invest in the construction of 50 miles of 20-inch gathering pipeline facilities in northeast Ohio and western Pennsylvania. In addition, Pennant will invest in the construction and installation of a cryogenic NGL processing plant in Ohio with initial capacity of 200 million cubic feet (Mmcf) per day. NiSource Midstream will operate the cryogenic plant and gathering system, which is expected to initially provide approximately 400 Mmcf per day of wet gas gathering, with significant anticipated expansion opportunities based on anticipated Utica development activity in the area. The first phase of the venture’s investment program, currently estimated at approximately $300 million, is planned to be in service in the second half of 2013.

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

Columbia Transmission made a contribution of $2.4 million and received a distribution of earnings of $3.3 million from Millennium in the second quarter 2012. No contributions were made but a distribution was received from Millennium of $7.1 million during the second quarter of 2011. For the first six months of 2012, Columbia Transmission made contributions of $7.6 million and received distributions of earnings of $15.7 million. For the same period last year, no contributions were made and distributions of earnings totaled $7.1 million.

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

Hardy Storage distributed to NiSource $1.0 million of available accumulated earnings in the second quarter of each of 2012 and 2011. For the first six months of 2012 and 2011, NiSource received distributions totaling $1.5 million and $2.8 million, respectively. NiSource made no contributions during the first and second quarters of 2012 or 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations (continued)

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. For the quarter ended June 30, 2012, approximately 91.1% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.0% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.0% and 6.6%, respectively, for the quarter ended June 30, 2011. For the six months ended June 30, 2012, approximately 91.5% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.2% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.4% and 6.7% respectively, for the six months ended June 30, 2011.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended June 30, 2012 and 2011, approximately 2.9% and 2.4%, respectively, of the transportation revenues were derived from interruptible contracts. For the six months ended June 30, 2012 and 2011, approximately 2.3% and 1.9%, respectively, of the transportation revenues were derived from interruptible contracts.

Regulatory Matters

Refer to Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Gas Transmission and Storage Operations segment.

Environmental Matters

Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of June 30, 2012, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Gas Transmission and Storage Operations (continued)

Throughput for the Gas Transmission and Storage Operations segment totaled 328.1 MMDth for the second quarter of 2012, compared to 325.9 MMDth for the same period in 2011. The increase of 2.2 MMDth for the three-month period was attributable to the increase in power generation load as lower natural gas prices have shifted demand from coal fired generation to natural gas fired generation combined with an increase in shale gas from the Appalachian, Haynesville and Barnett shale areas, which has led to an increase in non-traditional throughput on Columbia Gulf in the form of deliveries to other interstate pipelines on the Columbia Gulf system.

Throughput for the Gas Transmission and Storage Operations segment totaled 833.6 MMDth for the first six months of 2012, compared to 849.0 MMDth for the same period in 2011. The decrease of 15.4 MMDth was primarily attributable to significantly warmer weather, which drove a vast majority of the decrease on the Columbia Transmission system. Because of the impact from increased production of Appalachian shale gas and the warmer weather, fewer deliveries were made on the Columbia Gulf system to Columbia Transmission at Leach, Kentucky. The increase in shale gas from the Appalachian, Haynesville and Barnett shale areas has also led to an increase in non-traditional throughput on Columbia Gulf in the form of deliveries to other interstate pipelines on the Columbia Gulf system.

Net Revenues

Net revenues were $240.9 million for the second quarter of 2012, an increase of $7.4 million from the same period in 2011, primarily due to increased regulatory trackers, which are offset in expense, of $6.2 million and higher demand margin revenue of $5.3 million as a result of growth projects placed into service since the first quarter of 2011. These increases were partially offset by a settlement of $2.8 million during the second quarter of 2011 and a decrease of $2.1 million in condensate revenue.

Net revenues were $515.4 million for the first six months of 2012, an increase of $26.5 million from the same period in 2011 primarily due to higher demand margin revenue of $14.5 million as a result of growth projects placed into service in the prior year. Additionally, there was an increase in regulatory trackers, which are offset in expense, of $8.8 million, increased revenues of $5.7 million due to the impact of the rate case filing at Columbia Gulf, and higher revenues of $2.5 million from shorter term transportation services. These increases were offset by a decrease in condensate revenue of $2.8 million and a settlement of $2.8 million during the second quarter of 2011.

Operating Income

Operating income was $91.5 million for the second quarter of 2012, an increase of $6.9 million from the second quarter of 2011. This increase is due to higher operating revenues, as described above, and increased equity earnings, partially offset by increased operating expenses. Equity earnings increased $6.2 million primarily from higher earnings at Millennium due to increased demand and commodity revenues. Operating expenses increased $6.7 million due to increased regulatory trackers, which are offset in expense, of $6.2 million, increased outside service costs of $2.3 million, the write-off of capitalized preliminary survey and investigation costs of $1.8 million and increased Midstream expenses of $1.6 million. These increases were partially offset by lower employee and administration costs, primarily pension, of $4.7 million.

Operating income was $230.1 million for the six months ended June 30, 2012, an increase of $27.1 million from the comparable period in 2011. Operating income increased as a result of the increase in net revenues, as described above and higher equity earnings partially offset by an increase in operating expenses. Equity earnings increased $10.9 million primarily from increased earnings at Millennium due to increased demand and commodity revenues. Operating expenses increased $10.3 million primarily due to an increase in regulatory trackers, which are offset in expense, of $8.8 million, increased Midstream expenses of $3.5 million, separation costs of $2.0 million, an increase in other taxes of $1.9 million, primarily attributable to higher property taxes on increased plant investments, and the write-off of capitalized preliminary survey and investigation costs of $1.8 million. These increases were partially offset by a decrease in employee and administration costs, primarily pension, of $7.2 million and lower outside service costs of $1.7 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net Revenues
Sales revenues	$378.9	$351.0	$733.5	$699.4
Less: Cost of sales (excluding depreciation and amortization)	125.6	136.7	242.8	269.9
Net Revenues	253.3	214.3	490.7	429.5
Operating Expenses
Operation and maintenance	106.6	107.6	220.7	201.4
Depreciation and amortization	61.6	53.3	122.5	107.8
Other taxes	14.7	13.1	30.9	29.4
Total Operating Expenses	182.9	174.0	374.1	338.6
Operating Income	$70.4	$40.3	$116.6	$90.9

Revenues ($ in millions)
Residential	97.6	89.4	193.6	186.9
Commercial	104.2	95.0	204.6	187.5
Industrial	147.7	147.6	305.7	302.8
Wholesale	7.2	6.8	7.6	9.0
Other	22.2	12.2	22.0	13.2
Total	378.9	351.0	733.5	699.4

Sales (Gigawatt Hours)
Residential	861.2	784.4	1,642.4	1,640.2
Commercial	976.4	946.6	1,884.2	1,871.5
Industrial	2,332.0	2,325.7	4,717.0	4,768.1
Wholesale	56.0	200.2	75.1	267.3
Other	25.9	37.1	58.4	81.6
Total	4,251.5	4,294.0	8,377.1	8,628.7

Cooling Degree Days	377	258	377	258
Normal Cooling Degree Days	230	230	230	230
% Warmer than Normal	64%	12%	64%	12%

Electric Customers
Residential			400,230	399,473
Commercial			53,946	53,861
Industrial			2,442	2,425
Wholesale			17	15
Other			716	737
Total			457,351	456,511

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

Environmental Matters

Various environmental matters occasionally impact the Electric Operations segment. As of June 30, 2012, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 19-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Sales

Electric Operations sales quantities for the second quarter of 2012 were 4,251.5 gwh, a decrease of 42.5 gwh compared to the second quarter of 2011.

Electric Operations sales quantities for the six months ended June 30, 2012 were 8,377.1 gwh, a decrease of 251.6 gwh compared to the same period in 2011. The 2.9% decrease is primarily attributable to a decrease in sales to the Electric Operations’ wholesale customers.

Net Revenues

Net revenues were $253.3 million for the second quarter of 2012, an increase of $39.0 million from the same period in 2011, primarily due to increased industrial, commercial and residential margins of $15.2 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $12.1 million in the current period as the electric rate case discontinued these credits. Net revenues also increased $8.1 million due to the impact of weather, increased off system sales of $3.9 million, and an increase in a RTO recovery mechanism of $3.1 million. These increases were partially offset by a decrease in environmental cost recovery of $4.6 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2012 was a revenue increase of $1.9 million and a decrease of $18.2 million, respectively, compared to an increase of $0.8 million and a decrease of $10.0 million for the three and six months ended June 30, 2011, respectively.

Net revenues were $490.7 million for the first six months of 2012, an increase of $61.2 million from the same period in 2011 primarily due to increased industrial, commercial and residential margins of $35.9 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $26.0 million in the current period as the electric rate case discontinued these credits. Net revenues also increased as a result of an increase in a RTO recovery mechanism of $7.5 million, off system sales of $3.3 million and the impact of weather of $1.4 million. These increases were partially offset by a decrease in environmental cost recovery of $15.6 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

Operating Income

Operating income for the second quarter of 2012 was $70.4 million, an increase of $30.1 million from the same period in 2011 due to an increase in net revenues, as described above, partially offset by an increase in operating expenses. Operating expenses increased $8.9 million primarily due to higher depreciation costs of $8.3 million

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Electric Operations (continued)

resulting from depreciation for Sugar Creek and an increase in MISO fees of $4.4 million, both of which were previously deferred and the electric rate case resulted in the expiration of those deferrals. Additionally, operating expenses increased due to an increase in other taxes of $1.6 million, primarily property taxes, increased environmental trackers, which are offset in revenues, of $1.3 million, and $1.2 million of increased employee and administration costs. These increases were partially offset by a decrease in electric generation costs of $10.5 million primarily due to the timing of planned and unplanned outages.

Operating income for the first six months of 2012 was $116.6 million, an increase of $25.7 million from the same period in 2011 primarily due to an increase in net revenues, as described above, partially offset by an increase in operating expenses. Operating expenses increased $35.5 million primarily due to higher depreciation costs of $14.7 million mainly related to depreciation for Sugar Creek and an increase in MISO fees of $10.0 million, both of which were previously deferred and the electric rate case resulted in the expiration of those deferrals. Additionally, operating expenses increased due to employee and administration expenses of $8.9 million and increased tree trimming costs of $2.9 million. These increases were partially offset by decreased electric generation costs of $3.6 million due primarily to the timing of planned and unplanned outages.

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

EPA Administrative Complaints

On June 29, 2012, Region III EPA issued two Administrative Complaints that Columbia Transmission discharged dredged and/or fill material to waters of the United States in violation of the Clean Water Act during road maintenance projects in West Virginia. Columbia Transmission had self-disclosed the activities to regulatory agencies in 2010 and has removed the fill pursuant to an EPA-approved plan. The proposed penalties for these two Complaints total $0.2 million. Columbia Transmission is reviewing the Administrative Complaints.

ITEM 1A.  RISK FACTORS

There were no material changes from the risk factors disclosed in NiSource’s 2011 Annual Report on Form 10-K filed on February 24, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

NISOURCE INC.

(10.1)	Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse AG, Cayman Islands Branch as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., and JPMorgan Chase Bank, N.A., as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent dated May 15, 2012.

(18.1)	Letter Of Independent Registered Public Accounting Firm Re: Change in Accounting Principles

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

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

NiSource Inc.
(Registrant)

Date: July 31, 2012	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)