Form 10-Q
period 2012-09-30
NISOURCE INC/DE
filed 2012-11-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 309,755,140 shares outstanding at October 24, 2012.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED September 30, 2012

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
NiSource Midstream	NiSource Midstream & Minerals Group, L.L.C. and subsidiaries
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
PEI	PEI Holdings, Inc.
Pennant	Pennant Midstream, L.L.C.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet

DEFINED TERMS (continued)

BNS	Bank of Nova Scotia
Board	Board of Directors
BPAE	BP Alternative Energy North America Inc
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CERCLA	Comprehensive Environmental Response, Compensation and
Liability Act (also known as Superfund)
CSAPR	Cross-State Air Pollution Rule
Day 2
Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECT	Environmental Cost Tracker
ECR	Environmental Cost Recovery
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	U.S. Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IDEM	Indiana Department of Environmental Management
IFRS	International Financial Reporting Standards
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	kilovolt
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last in first out
Mcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station

DEFINED TERMS (continued)

Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PJM	PJM Interconnection (a regional transmission organization (RTO) that coordinates the movement of wholesale electricity in all or parts of 13 states and the District of Columbia.)
PNC	PNC Bank N.A.
PM	particulate matter
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act
RDAF	revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TIRF	Targeted Infrastructure Reinvestment Factor
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

PART I

ITEM 1.  FINANCIAL STATEMENTS
NiSource Inc.

Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Net Revenues
Gas Distribution	$226.3	$326.7	$1,382.6	$2,199.1
Gas Transportation and Storage	278.3	283.3	1,043.7	993.6
Electric	418.0	404.7	1,147.7	1,100.4
Other	50.9	54.0	106.9	235.5
Gross Revenues	973.5	1,068.7	3,680.9	4,528.6
Cost of Sales (excluding depreciation and amortization)	233.7	323.1	1,105.1	1,956.5
Total Net Revenues	739.8	745.6	2,575.8	2,572.1
Operating Expenses
Operation and maintenance	422.9	407.2	1,222.6	1,236.8
Depreciation and amortization	126.0	134.9	420.1	403.7
Impairment and (gain)/loss on sale of assets, net	(0.7)	0.4	(3.8)	1.1
Other taxes	62.4	59.2	215.9	220.0
Total Operating Expenses	610.6	601.7	1,854.8	1,861.6
Equity Earnings in Unconsolidated Affiliates	8.0	3.5	24.2	8.8
Operating Income	137.2	147.4	745.2	719.3
Other Income (Deductions)
Interest expense, net	(107.9)	(95.7)	(314.4)	(279.9)
Other, net	2.2	1.6	5.3	5.5
Total Other Deductions	(105.7)	(94.1)	(309.1)	(274.4)
Income from Continuing Operations before Income Taxes	31.5	53.3	436.1	444.9
Income Taxes	11.5	17.0	152.1	158.7
Income from Continuing Operations	20.0	36.3	284.0	286.2
Loss from Discontinued Operations - net of taxes	(0.7)	(1.6)	(1.9)	(1.8)
Net Income	$19.3	$34.7	$282.1	$284.4
Basic Earnings Per Share
Continuing operations	$0.06	$0.13	$0.99	$1.02
Discontinued operations	—	(0.01)	—	(0.01)
Basic Earnings Per Share	$0.06	$0.12	$0.99	$1.01
Diluted Earnings Per Share
Continuing operations	$0.06	$0.13	$0.95	$1.00
Discontinued operations	—	(0.01)	—	(0.01)
Diluted Earnings Per Share	$0.06	$0.12	$0.95	$0.99
Dividends Declared Per Common Share	$0.24	$0.23	$0.94	$0.92
Basic Average Common Shares Outstanding	290.3	280.8	285.9	280.1
Diluted Average Common Shares	300.0	289.0	296.7	287.4
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2012	2011	2012	2011
Net Income	$19.3	$34.7	$282.1	$284.4
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities(1)	0.7	(0.7)	(1.8)	0.1
Net unrealized gain on cash flow hedges(2)	0.8	0.4	2.7	2.1
Unrecognized pension benefit and OPEB costs(3)	0.7	0.4	2.0	1.3
Total other comprehensive income	2.2	0.1	2.9	3.5
Total Comprehensive Income	$21.5	$34.8	$285.0	$287.9

(1)
Net unrealized gains (losses) on available-for-sale securities, net of $0.3 million tax expense and $0.6 million tax benefit in the third quarter of 2012 and 2011, respectively, and $1.5 million tax benefit and zero tax expense for the first nine months of 2012 and 2011, respectively.

(2)
Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.6 million and $0.3 million tax expense in the third quarter of 2012 and 2011, respectively, and $1.8 million and $1.4 million tax expense for the first nine months of 2012 and 2011, respectively. Net unrealized gains on cash flow hedges includes gains of $0.2 million related to the unrealized gains and losses of interest rate swaps held by NiSource’s unconsolidated equity method investments for the third quarter of 2012 and 2011. Net unrealized gains on cash flow hedges include gains of $0.7 million and $0.6 million related to the unrealized gains and losses of interest swaps held by NiSource’s unconsolidated equity method investments for the nine months ended September 30, 2012 and 2011, respectively.

(3)
Unrecognized pension benefit and OPEB costs, net of $0.2 million and $0.3 million tax expense in the third quarter of 2012 and 2011, and $1.0 million and $0.9 million tax expense for the first nine months of 2012 and 2011, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2012	December 31, 2011
ASSETS
Property, Plant and Equipment
Utility Plant	$21,303.8	$20,337.8
Accumulated depreciation and amortization	(8,956.8)	(8,670.2)
Net utility plant	12,347.0	11,667.6
Other property, at cost, less accumulated depreciation	195.7	132.5
Net Property, Plant and Equipment	12,542.7	11,800.1
Investments and Other Assets
Assets of discontinued operations and assets held for sale	0.2	0.2
Unconsolidated affiliates	215.7	204.7
Other investments	196.0	150.9
Total Investments and Other Assets	411.9	355.8
Current Assets
Cash and cash equivalents	12.3	11.5
Restricted cash	65.1	160.6
Accounts receivable (less reserve of $31.3 and $30.5, respectively)	526.2	854.8
Income tax receivable	56.0	0.9
Gas inventory	385.2	427.6
Underrecovered gas and fuel costs	33.5	20.7
Materials and supplies, at average cost	99.7	87.6
Electric production fuel, at average cost	54.8	50.9
Price risk management assets	103.6	137.2
Exchange gas receivable	30.9	64.9
Regulatory assets	190.6	169.7
Prepayments and other	280.8	261.8
Total Current Assets	1,838.7	2,248.2
Other Assets
Price risk management assets	72.1	188.7
Regulatory assets	1,870.3	1,978.2
Goodwill	3,677.3	3,677.3
Intangible assets	289.4	297.6
Postretirement and postemployment benefits assets	41.7	31.5
Deferred charges and other	94.5	130.9
Total Other Assets	6,045.3	6,304.2
Total Assets	$20,838.6	$20,708.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2012	December 31, 2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 309,597,086 and 281,853,571 shares issued and outstanding, respectively	$3.1	$2.8
Additional paid-in capital	4,579.3	4,167.7
Retained earnings	925.7	917.0
Accumulated other comprehensive loss	(56.8)	(59.7)
Treasury stock	(40.5)	(30.5)
Total Common Stockholders’ Equity	5,410.8	4,997.3
Long-term debt, excluding amounts due within one year	6,819.7	6,267.1
Total Capitalization	12,230.5	11,264.4
Current Liabilities
Current portion of long-term debt	823.3	327.3
Short-term borrowings	225.3	1,359.4
Accounts payable	300.1	434.8
Dividends payable	74.3	—
Customer deposits and credits	263.6	313.6
Taxes accrued	172.0	220.9
Interest accrued	82.9	111.9
Overrecovered gas and fuel costs	52.6	48.9
Price risk management liabilities	110.2	167.8
Exchange gas payable	124.7	168.2
Deferred revenue	30.9	10.1
Regulatory liabilities	171.1	112.0
Accrued liability for postretirement and postemployment benefits	26.6	26.6
Legal and environmental reserves	36.8	43.9
Other accruals	232.7	301.0
Total Current Liabilities	2,727.1	3,646.4
Other Liabilities and Deferred Credits
Price risk management liabilities	32.9	138.9
Deferred income taxes	2,758.5	2,541.9
Deferred investment tax credits	25.8	29.0
Deferred credits	86.0	78.9
Noncurrent deferred revenue	22.8	—
Accrued liability for postretirement and postemployment benefits	939.7	953.8
Regulatory liabilities and other removal costs	1,617.1	1,663.9
Asset retirement obligations	152.0	146.4
Other noncurrent liabilities	246.2	244.7
Total Other Liabilities and Deferred Credits	5,881.0	5,797.5
Commitments and Contingencies (Refer to Note 18)	—	—
Total Capitalization and Liabilities	$20,838.6	$20,708.3
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2012	2011
Operating Activities
Net Income	$282.1	$284.4
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	420.1	403.7
Net changes in price risk management assets and liabilities	(19.4)	14.1
Deferred income taxes and investment tax credits	140.1	168.9
Deferred revenue	2.1	(4.2)
Stock compensation expense and 401(k) profit sharing contribution	33.0	27.4
Gain on sale of assets	(3.8)	(0.1)
Loss on impairment of assets	—	1.2
Income from unconsolidated affiliates	(22.9)	(8.0)
Loss from discontinued operations - net of taxes	1.9	1.8
Amortization of debt related costs	7.3	6.6
AFUDC equity	(4.7)	(3.2)
Distributions of earnings received from equity investees	25.1	10.9
Changes in Assets and Liabilities:
Accounts receivable	333.9	561.4
Income tax receivable	(55.1)	97.8
Inventories	19.6	(171.4)
Accounts payable	(151.0)	(325.1)
Customer deposits and credits	(50.0)	(36.8)
Taxes accrued	(48.7)	(63.7)
Interest accrued	(29.0)	(46.6)
Overrecovered gas and fuel costs	(9.1)	147.1
Exchange gas receivable/payable	(9.5)	(117.9)
Other accruals	(90.9)	(32.9)
Prepayments and other current assets	48.3	31.1
Regulatory assets/liabilities	96.3	35.4
Postretirement and postemployment benefits	(11.6)	(163.5)
Deferred credits	7.6	(2.0)
Deferred charges and other noncurrent assets	28.1	(6.3)
Other noncurrent liabilities	4.1	32.6
Net Operating Activities from Continuing Operations	943.9	842.7
Net Operating Activities used for Discontinued Operations	(2.1)	(48.6)
Net Cash Flows from Operating Activities	941.8	794.1
Investing Activities
Capital expenditures	(1,024.3)	(774.2)
Insurance Recoveries	3.0	—
Proceeds from disposition of assets	23.6	9.4
Restricted cash withdrawals	95.8	22.8
Contributions to equity investees	(11.3)	(0.2)
Other investing activities	(38.1)	(59.7)
Net Cash Flow used for Investing Activities	(951.3)	(801.9)
Financing Activities
Issuance of long-term debt	991.4	395.3
Retirement of long-term debt	(11.6)	(36.5)
Premiums and other debt related costs	(3.4)	(8.2)
Change in short-term borrowings, net	(1,133.7)	(148.5)
Issuance of common stock	376.4	15.1
Acquisition of treasury stock	(10.0)	(3.1)
Dividends paid - common stock	(198.8)	(193.3)
Net Cash Flow from Financing Activities	10.3	20.8
Change in cash and cash equivalents from continuing operations	2.9	61.6
Cash contributions to discontinued operations	(2.1)	(48.6)
Cash and cash equivalents at beginning of period	11.5	9.2
Cash and Cash Equivalents at End of Period	$12.3	$22.2

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
Immaterial Restatement
As indicated in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, NiSource made correcting adjustments to its historical financial statements including for the three and nine months ended September 30, 2011 relating to deferred revenue, environmental asset recovery, OPEB over-reimbursement, and OPEB regulatory assets. NiSource does not believe that these corrections, individually or in the aggregate, are material to its financial statements (unaudited) for the three and nine months ended September 30, 2011. For additional information on these corrections, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, and Note 26, Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
The following table sets forth the effects of the correcting adjustments to Net Income for the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
Increase/(Decrease) in Net Income (in millions)	September 30, 2011	September 30, 2011

Previously reported Net Income	$34.7	$278.8
Deferred revenue	—	(0.6)
Environmental asset recovery	—	8.0
OPEB over-reimbursement	(0.1)	(0.5)
OPEB regulatory asset	—	2.4
Total corrections	(0.1)	9.3
Income taxes	(0.1)	3.7
Corrected Net Income	$34.7	$284.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table sets forth the effects of the correcting adjustments on affected line items within the Condensed Statement of Consolidated Income (unaudited) for the three and nine months ended September 30, 2011:

Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Net Revenues
Electric	$404.7	$404.7	$1,101.0	$1,100.4
Gross Revenues	1,068.7	1,068.7	4,529.2	4,528.6
Total Net Revenues	745.6	745.6	2,572.7	2,572.1
Operation and maintenance	407.1	407.2	1,242.1	1,236.8
Depreciation and amortization	134.9	134.9	408.3	403.7
Total Operating Expenses	601.6	601.7	1,871.5	1,861.6
Operating Income	147.5	147.4	710.0	719.3
Income from Continuing Operations before Income Taxes	53.4	53.3	435.6	444.9
Income Taxes	17.1	17.0	155.0	158.7
Income from Continuing Operations	36.3	36.3	280.6	286.2
Net Income	$34.7	$34.7	$278.8	$284.4

Basic Earnings Per Share ($)
Continuing operations	$0.13	$0.13	$1.00	$1.02
Basic Earnings Per Share	$0.12	$0.12	$0.99	$1.01
Diluted Earnings Per Share ($)
Continuing operations	$0.13	$0.13	$0.98	$1.00
Diluted Earnings Per Share	$0.12	$0.12	$0.97	$0.99
These corrections affected certain line items within net cash flows from operating activities on the Condensed Statement of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2011, with no net effect on total net cash flows from operating activities.

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

3.    Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (refer to Note 4 “Forward Equity Agreement” for additional information). The calculation of diluted earnings per share excludes stock options which had an anti-dilutive effect. These options were zero and 2.8 million for the three months ended September 30, 2012 and 2011, respectively, and zero and 3.3 million for the nine months ended September 30, 2012 and 2011, respectively. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Denominator
Basic average common shares outstanding	290,328	280,765	285,891	280,112
Dilutive potential common shares
Stock options	197	19	159	—
Shares contingently issuable under employee stock plans	434	1,119	393	1,087
Shares restricted under stock plans	654	376	626	342
Forward Agreements	8,399	6,731	9,609	5,814
Diluted Average Common Shares	300,012	289,010	296,678	287,355

4.    Forward Equity Agreement
On September 14, 2010, NiSource and Credit Suisse Securities (USA) LLC, as forward seller, closed an underwritten registered public offering of 24,265,000 shares of NiSource’s common stock. All of the shares sold were borrowed and delivered to the underwriters by the forward seller. In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. On September 10, 2012, NiSource settled the Forward Agreements by physically delivering the 24,265,000 shares of NiSource common stock and receiving cash proceeds of $339.1 million. Cash proceeds related to the settlement of the Forward Agreements are recorded in the issuance of common stock line in the financing activities section of the Condensed Statement of Consolidated Cash Flows (unaudited) for the period ended September 30, 2012. Additionally, refer to Note 3, "Earnings Per Share," for information regarding the dilutive impact to EPS of the Forward Agreements.

5.    Discontinued Operations and Assets and Liabilities Held for Sale
There were no significant assets or liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheets (unaudited) at September 30, 2012 and December 31, 2011.

Results from discontinued operations, which primarily arise from changes in estimate for certain liabilities for Columbia Propane and NiSource’s former exploration and production subsidiary, CER, are provided in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Loss from discontinued operations	(1.2)	(2.7)	(3.1)	(2.8)
Income tax benefit	(0.5)	(1.1)	(1.2)	(1.0)
Loss from Discontinued Operations - net of taxes	$(0.7)	$(1.6)	$(1.9)	$(1.8)

6.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities and other removal costs” on the Condensed Consolidated Balance Sheets (unaudited).
Changes in NiSource’s liability for asset retirement obligations for the nine months ended September 30, 2012 and 2011 are presented in the table below:

(in millions)	2012	2011
Balance as of January 1,	$146.4	$138.8
Accretion expense	0.8	0.5
Accretion recorded as a regulatory asset/liability	6.6	5.8
Settlements	(0.7)	(1.7)
Change in estimated cash flows	(1.1)	(2.9)
Balance as of September 30,	$152.0	$140.5

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

On December 28, 2011, the IURC issued an order approving Northern Indiana's portfolio of gas energy efficiency programs and authorizing the recovery of program costs associated with those programs through semi-annual tracker filings.
On March 15, 2012, the IURC approved a settlement agreement with Northern Indiana and all participating parties to extend its product and services contained in its current gas ARP indefinitely.
On May 19, 2008, Columbia of Ohio filed an application with the PUCO to defer environmental remediation expenses. On September 24, 2008, the PUCO approved the application. Each year Columbia of Ohio must report on the amounts deferred during the previous year. On December 6, 2011, Columbia of Ohio filed its annual deferral report for the twelve months ended November 30, 2011. PUCO Staff filed its Comments on January 5, 2012, and objected to deferral of costs for a Toledo remediation project. Columbia of Ohio capitalized $2.4 million in costs associated with the Toledo project which will be proposed for recovery as a component of future rate base.
On September 14, 2012, Columbia of Massachusetts filed its Peak Period Gas Adjustment Factor, Pension Expense Factor, Residential Assistance Adjustment Factor and Peak Period Revenue Decoupling Factor, each with a proposed effective date of November 1, 2012.
On April 13, 2012, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $29.2 million. Columbia of Massachusetts filed using a historic test year ended December 31, 2011. Additionally, Columbia of Massachusetts proposed rate-year, rate base treatment, as well as modification to the TIRF. The rate-year, rate base treatment has been proposed to reduce the impact of regulatory lag. The Massachusetts DPU issued an order on

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

November 1, 2012 approving an annual revenue increase of $7.8 million, effective November 1, 2012. Columbia of Massachusetts is continuing to evaluate the order.
On February 14, 2012, Columbia of Ohio held its first standard choice offer auction which resulted in a retail price adjustment of $1.53 per Mcf. On February 14, 2012, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment effective April 1, 2012. As a result of the implementation of the standard choice offer, Columbia of Ohio reports lower gross revenues and lower cost of sales. There is no impact on net revenues.
On October 3, 2011, Columbia of Ohio filed an application with the PUCO, requesting authority to defer incurred charges to a regulatory asset for debt-based post-in-service carrying charges, depreciation and property taxes associated with Columbia of Ohio’s capital program. Interested parties filed comments on Columbia of Ohio’s application by February 17, 2012. Columbia of Ohio filed Reply Comments on February 27, 2012. Columbia of Ohio filed supplemental reply comments on July 26, 2012 and Staff filed sur-reply comments on August 15, 2012. On August 29, 2012, the Commission issued a Finding and Order in which it approved Columbia of Ohio's application subject to certain modifications contained therein and granted the appropriate accounting as modified by the Finding and Order. On September 28, 2012, the Office of the Ohio Consumers' Counsel filed an application for rehearing in which it contested the cap mechanism set forth in the PUCO Order. Columbia of Ohio filed a memorandum contra the application for rehearing on October 8, 2012. The PUCO denied the Ohio Consumer's Counsel's application for rehearing on October 24, 2012.
On November 30, 2011, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with Rider IRP and Rider DSM. On February 28, 2012, Columbia of Ohio filed its application to adjust rates associated with IRP and DSM Riders. The DSM Rider tracks and recovers costs associated with Columbia of Ohio’s energy efficiency and conservation programs. The application sought to increase the annual revenue from the riders by approximately $27.9 million. On April 10, 2012, Columbia of Ohio reached a settlement with parties allowing for an increase in annual revenue from the Riders of approximately $27 million. On April 25, 2012, the PUCO issued an Entry that provided for approval of the settlement with new rates effective April 29, 2012.
On December 9, 2011, Columbia of Ohio filed a Notice of Intent to file an application to extend its Infrastructure Replacement Program. Columbia of Ohio filed an amended Notice of Intent and an amended Motion for Waiver on March 5, 2012. On May 8, 2012, Columbia of Ohio filed its application and supporting exhibits and testimony. On September 26, 2012 the parties filed a Joint Stipulation and Recommendation that provided for the extension of Columbia of Ohio's IRP process for an additional five years and settlement of all issues.
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

In 2009, the PUCO granted Columbia of Ohio an exemption from the regulation of natural gas commodity prices. The 2009 Order also shielded Columbia of Ohio's capacity contract levels from prudency audits for three years, and approved a mechanism for sharing off-system sales and capacity release revenues for three years. On October 4, 2012, Columbia of Ohio and other parties filed a non-unanimous stipulation that would extend key provisions of the 2009 agreement for an additional five years.
On April 12, 2012, Columbia of Virginia filed an application with the VSCC for approval to amend and extend its CARE Plan for an additional three year period beginning January 1, 2013. The Amended CARE Plan includes incentives for residential and small general service customers to actively pursue conservation and energy efficiency measures, a surcharge designed to recover the costs of such measures on a real-time basis, and a performance-based incentive for the delivery of conservation and energy efficiency benefits. The Amended CARE Plan also includes a rate decoupling mechanism designed to mitigate the impact of declining customer usage. On April 27, 2012, the VSCC issued a procedural order inviting comments from the VSCC Staff and

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

interested persons. The VSCC Staff and Columbia of Virginia reached a comprehensive settlement of the issues in the case and filed a Joint Motion requesting VSCC approval of the settlement terms on July 13, 2012. On August 6, 2012, the VSCC issued a Final Order approving the settlement and extending the CARE Plan through 2015.

On September 28, 2012, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $77.3 million annually, and seeking to implement a Revenue Normalization Adjustment for its residential class that would mitigate revenue volatility associated with usage based rates. Columbia of Pennsylvania is the first utility in Pennsylvania to seek Pennsylvania PUC approval to design rates to recover costs that are projected to be incurred after the implementation of those new rates, as recently authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. Accordingly, Columbia of Pennsylvania is seeking to implement rates in July 2013 under which Columbia of Pennsylvania would immediately begin to recover costs that are projected for the twelve-month period ending June 30, 2014. Columbia of Pennsylvania expects that the Pennsylvania PUC will issue an order in the second quarter of 2013, with rates going into effect in the third quarter of 2013.

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
Gas Transmission and Storage Operations Regulatory Matters

Columbia Transmission Customer Settlement. Columbia Transmission reached an agreement with a majority of its customers and filed a customer settlement in support of its comprehensive interstate natural gas pipeline modernization program with the FERC on September 4, 2012. Only one party, the Public Service Commission of Maryland, filed a (limited) protest to the Settlement. On October 4, 2012, Columbia Transmission filed its reply addressing the issues raised by the Public Service Commission of Maryland. The parties have asked the FERC to approve the settlement before the end of 2012. Columbia Transmission expects to invest approximately $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The settlement with firm customers includes an initial five-year term with provisions for potential extensions thereafter. The settlement proposes initial refunds totaling $50.0 million, adjustments to base rates and depreciation, and a Capital Cost Recovery Mechanism (CCRM), a tracker mechanism that provides recovery and return on the $300.0 million annual investment. Additional details of the settlement are as follows:

•
An immediate $50.0 million refund to max rate contract customers to be paid in two installments of $25.0 million. The first payment is expected to be paid in the next monthly billing cycle that is at least 15 days after Columbia Transmission receives a final FERC order approving the settlement. The second installment is expected to be paid the later of January 31, 2013, or in the next monthly billing cycle that is at least 15 days after a final FERC order.

•
Base rate reductions, the first retroactive to January 1, 2012, which equates to approximately $35 million in revenues annually and the second beginning January 1, 2014, which equates to approximately $25.0 million in revenues annually thereafter;

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

•
The CCRM will allow Columbia Transmission to recover, through an additive capital demand rate, its revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system. The mechanism provides for a 14% revenue requirement with a portion designated as a recovery of increased taxes other than income taxes. The additive demand rate is earned on costs associated with projects placed into service by October 31 each year. The CCRM will give Columbia Transmission the opportunity to recover its revenue requirement associated with $300.0 million annual investment in the modernization program, while maintaining competitive rates for its shippers. The CCRM recovers the revenue requirement associated with qualifying modernization costs that Columbia Transmission incurs after satisfying the requirement associated with $100.0 million in annual capital maintenance expenditure. The CCRM applies to Columbia Transmission's transportation shippers. The CCRM will not exceed $300.0 million per year, subject to a 15% annual tolerance and a total cap of $1.5 billion for the entire five-year Initial Term.

•
Depreciation rate reduction to 1.5% and elimination of negative salvage rate, retroactive to January 1, 2012, which equates to approximately $35 million in reduced annual expenses that is linked to the base rate reduction above;

•	A revenue sharing mechanism pursuant to which Columbia Transmission will share 75% of specified revenues earned in excess of an annual threshold;

•	A moratorium through January 31, 2018 on changes to Columbia Transmission's reduced transportation base rates; and

•	A commitment from Columbia Transmission that it will file a general NGA Section 4(e) rate application to be effective no later than February 1, 2019

Columbia Transmission petitioned for FERC approval of the settlement as filed preferably no later than December 1, 2012, to allow the parties to the agreement to begin receiving the benefits of the settlement without delay. On September 30, 2012, Columbia Transmission recorded the $50.0 million refund obligation and a pro rata share of the retroactive base rate reduction, which amounted to $22.9 million, and the pro rata reduction in depreciation expense that amounted to $24.9 million.
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
During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provided that certain electric customers of Northern Indiana would receive bill credits of approximately $55.1 million each year. The credits continued at approximately the same annual level and per the same methodology, until the IURC approval and implementation of new customer

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

rates, which occurred on December 27, 2011. The recovery of the final reconciliation of the credits will be completed in the fourth quarter of 2012. Credits amounting to $(4.7) million and $38.6 million were recognized for electric customers for the first nine months of 2012 and 2011, respectively.
On December 9, 2009, the IURC issued an Order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine.

On July 27, 2011, the IURC issued an order approving Northern Indiana's portfolio of electric energy efficiency programs authorizing the recovery of program costs and on August 8, 2012, approved recovery of lost margins associated with those programs through semi-annual tracker filings.
Cost Recovery and Trackers. A significant portion of Northern Indiana’s revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.

As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making investments in two projects, a 100-mile, 345 kV transmission project and a 66-mile, 765 kV transmission project in Indiana. These projects are reviewed and authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012, the FERC issued an order approving construction work in progress in rate base and abandoned plant cost recovery requested by Northern Indiana, for the 100-mile, 345 kV transmission project. On September 12, 2012, Northern Indiana filed with the FERC for construction work in progress in rate base and abandoned plant cost recovery for the 66-mile, 765 kV project. On October 16, 2012, Northern Indiana filed for FERC approval of forward looking rates, which would allow for the more timely recovery of Northern Indiana's investment in transmission assets. On February 8, 2012, Pioneer Transmission, LLC filed a complaint with the FERC, seeking to obtain 100 percent of the investment rights in this second project. In response on July 19, 2012, the FERC issued an order which denied the complaint filed by Pioneer Transmission, LLC and affirmed that Northern Indiana and Duke Energy are the appropriate parties to share equally in the development of the 66-mile 765 kV transmission project extending between Reynolds, Indiana and Greentown, Indiana. On August 20, 2012, Pioneer Transmission, LLC, Northern Indiana, and MISO filed a settlement agreement resolving the Pioneer complaint case establishing Northern Indiana's right to develop 50 percent of the project. The Settlement is currently pending at the FERC.
In the Order issued on August 25, 2010, the IURC approved a semi-annual RTO tracker for recovery of MISO non-fuel costs and revenues and off-system sales sharing and ordered that purchased power costs and fuel-related MISO charge types be recovered in the FAC. The IURC also approved a semi-annual purchase capacity tracker referred to as the RA Tracker. Similar treatment was requested in the 2010 Electric Rate Case filing and approved in the December 21, 2011 Order approving the Settlement Agreement. The implementation of such trackers coincides with the implementation of new customer rates. On August 22, 2012, the IURC issued an order authorizing Northern Indiana to retain certain revenues under MISO Schedule 26-A to support investments in Northern Indiana's Multi-Value Projects under MISO's 2011 transmission expansion plan.
As part of the August 25, 2010 Order, a new “purchase power benchmark” became effective. This purchase power benchmark superseded the one made effective by a settlement in October 2007. The benchmark is based upon the costs of power generated by a hypothetical natural gas fired unit using gas purchased and delivered to Northern Indiana. During the first nine months of 2012 and 2011, there were no non-recoverable purchased power costs.
On March 22, 2011, Northern Indiana filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011 and EPA Regulations. Refer to Note 18-C, “Environmental Matters,” for additional information. This petition has since been trifurcated into three separate phases. On December 28, 2011, February 15, 2012, and September 5, 2012, the IURC issued orders approving estimated project costs of approximately $800 million and granting the requested ratemaking and accounting relief associated with these projects through annual and semi-annual tracker filings.

8.    Risk Management Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

manage interest rate risk associated with NiSource’s fixed-rate borrowings. NiSource designates some of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure or sell natural gas or power. Certain forward physical contracts are derivatives which qualify for, and for which NiSource may elect, the normal purchase and normal sales exception which do not require mark-to-market accounting.
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
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are marked-to-market with all associated gains and losses recognized to income. NiSource established a reserve of $1.1 million and $25.6 million against certain derivatives as of September 30, 2012 and December 31, 2011, respectively. This amount represents reserves related to the creditworthiness of certain customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $44.4 million at September 30, 2012 and $136.8 million at December 31, 2011, while the financial derivative contracts marked-to-market had a fair value loss of $42.5 million at September 30, 2012, and $155.5 million at December 31, 2011. During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business. During 2012, NiSource settled a majority of the contracts related to the reserve noted above and wrote off $43.8 million of price risk assets. Additionally, NiSource has a notes receivable balance related to the settlements of $17.7 million as of September 30, 2012.
On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of September 30, 2012, NiSource affiliates maintained a reserve for the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.
Commodity price risk program derivative contracted gross volumes are as follows:

	September 30, 2012	December 31, 2011
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	36.4	26.1
Price Protection Service program derivatives (MMDth)	1.6	1.0
DependaBill program derivatives (MMDth)	0.4	0.3
Regulatory incentive program derivatives (MMDth)	—	0.9
Gas marketing program derivatives (MMDth)(1)	12.0	28.5
Gas marketing forward physical derivatives (MMDth)(2)	11.8	27.1
Electric energy program FTR derivatives (mw)(3)	12,925.1	8,578.5
(1)Basis contract volumes not included in the above table were 11.8 MMDth and 15.9 MMDth as of September 30, 2012 and December 31, 2011, respectively.
(2)Basis contract volumes not included in the above table were 12.6 MMDth and 29.9 MMDth as of September 30, 2012 and December 31, 2011, respectively.
(3)Megawatt hours reported in thousands
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of September 30, 2012, NiSource had $7.4 billion of outstanding fixed rate debt, of which $500.0 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the nine months ended September 30, 2012 and 2011.
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
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from AOCI to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of September 30, 2012, AOCI includes $10.1 million related to forward starting interest rate swap settlement, net of tax. These derivative contracts are accounted for as a cash flow hedge.
As of September 30, 2012, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss associated with a settled interest rate swap is $18.9 million, net of tax, as of September 30, 2012. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

Asset Derivatives (in millions)	September 30, 2012	December 31, 2011
Balance Sheet Location	Fair Value	Fair Value (1)
Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$0.1	$—
Price risk management assets (noncurrent)	40.3	56.7
Total derivatives designated as hedging instruments	$40.4	$56.7
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$103.5	$141.8
Price risk management assets (noncurrent)	31.8	150.0
Total derivatives not designated as hedging instruments	$135.3	$291.8
Total Asset Derivatives	$175.7	$348.5
(1)During the fourth quarter of 2011, NiSource recorded reserves of $22.6 million ($4.6 million current and $18.0 million noncurrent) on certain commodity price risk assets related to the wind down of the unregulated natural gas marketing business. As of September 30, 2012, NiSource has fully reversed these assets as all contracts have been settled. The non-designated price risk asset amounts above are shown gross and have not been adjusted for the reserves.

Liability Derivatives (in millions)	September 30, 2012	December 31, 2011
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$0.1	$0.4
Price risk management liabilities (noncurrent)	—	0.1
Total derivatives designated as hedging instruments	$0.1	$0.5
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$110.1	$167.4
Price risk management liabilities (noncurrent)	32.9	138.8
Total derivatives not designated as hedging instruments	$143.0	$306.2
Total Liability Derivatives	$143.1	$306.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:
Derivatives in Cash Flow Hedging Relationships

Three Months Ended (in millions)
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011
Commodity price risk programs	$0.2	$(0.2)	Cost of Sales	$—	$0.1
Interest rate risk activities	0.4	0.4	Interest expense, net	(0.7)	(0.7)
Total	$0.6	$0.2		$(0.7)	$(0.6)

Nine Months Ended (in millions)
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011
Commodity price risk programs	$0.8	$0.3	Cost of Sales	$(0.8)	$0.9
Interest rate risk activities	1.2	1.2	Interest expense, net	(2.0)	(2.0)
Total	$2.0	$1.5		$(2.8)	$(1.1)

Three Months Ended (in millions)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		September 30, 2012	September 30, 2011
Commodity price risk programs	Cost of Sales	$—	$—
Interest rate risk activities	Interest expense, net	—	—
Total		$—	$—

Nine Months Ended (in millions)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		September 30, 2012	September 30, 2011
Commodity price risk programs	Cost of Sales	$—	$—
Interest rate risk activities	Interest expense, net	—	—
Total		$—	$—
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately $0.1 million of loss, net of taxes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Derivatives in Fair Value Hedging Relationships

Three Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		September 30, 2012	September 30, 2011
Interest rate risk activities	Interest expense, net	$(8.3)	$(3.0)
Total		$(8.3)	$(3.0)

Nine Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		September 30, 2012	September 30, 2011
Interest rate risk activities	Interest expense, net	$(16.5)	$(3.5)
Total		$(16.5)	$(3.5)

Three Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		September 30, 2012	September 30, 2011
Fixed-rate debt	Interest expense, net	$8.3	$3.0
Total		$8.3	$3.0

Nine Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		September 30, 2012	September 30, 2011
Fixed-rate debt	Interest expense, net	$16.5	$3.5
Total		$16.5	$3.5
Derivatives not designated as hedging instruments

Three Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		September 30, 2012	September 30, 2011
Commodity price risk programs	Gas Distribution revenues	$—	$(0.1)
Commodity price risk programs	Other revenues	5.0	16.6
Commodity price risk programs	Cost of Sales	2.4	(7.4)
Total		$7.4	$9.1
* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $6.8 million and $9.4 million for the three months ended September 30, 2012 and 2011, respectively, were deferred as allowed by regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		September 30, 2012	September 30, 2011
Commodity price risk programs	Gas Distribution revenues	$0.3	$(21.8)
Commodity price risk programs	Other revenues	11.0	35.0
Commodity price risk programs	Cost of Sales	(16.8)	(15.3)
Total		$(5.5)	$(2.1)
* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $8.3 million and $9.8 million for the nine months ended September 30, 2012 and 2011, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

NiSource’s derivative instruments measured at fair value as of September 30, 2012 and December 31, 2011 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $2.2 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $62.9 million and $158.2 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2012 and December 31, 2011, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.    Fair Value Disclosures

A.    Fair Value Disclosures
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

Recurring Fair Value Measurements September 30, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$44.8	$—	$44.8
Financial price risk programs	89.3	1.4	—	90.7
Interest rate risk activities	—	40.2	—	40.2
Available-for-sale securities	33.4	85.7	—	119.1
Total	$122.7	$172.1	$—	$294.8
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$0.4	$—	$0.4
Financial price risk programs	141.9	0.6	0.2	142.7
Total	$141.9	$1.0	$0.2	$143.1

Recurring Fair Value Measurements December 31, 2011 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$140.7	$—	$140.7
Financial price risk programs (1)	148.3	2.5	0.3	151.1
Interest rate risk activities	—	56.7	—	56.7
Available-for-sale securities	32.9	63.1	—	96.0
Total	$181.2	$263.0	$0.3	$444.5
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$3.9	$—	$3.9
Financial price risk programs	301.1	1.7	—	302.8
Total	$301.1	$5.6	$—	$306.7
(1)During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business. The financial price risk program amount above is shown gross and has not been adjusted for the reserve.
Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of September 30, 2012 and 2011, there were no material transfers between fair value hierarchies. Additionally there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at September 30, 2012 and December 31, 2011 were:

(in millions)	Amortized Cost	Total Gains	Total Losses	Fair Value
Available-for-sale debt securities, September 30, 2012
U.S. Treasury	$36.7	$2.0	$—	$38.7
Corporate/Other	77.7	2.8	(0.1)	80.4
Total Available-for-sale debt securities	$114.4	$4.8	$(0.1)	$119.1
(in millions)	Amortized Cost	Total Gains	Total Losses	Fair Value
Available-for-sale debt securities, December 31, 2011
U.S. Treasury	$36.7	$1.7	$—	$38.4
Corporate/Other	56.3	1.6	(0.3)	57.6
Total Available-for-sale debt securities	$93.0	$3.3	$(0.3)	$96.0
For the three months ended September 30, 2012 and 2011, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.1 million, respectively. For both the three months ended September 30, 2012 and 2011, the net realized gains on sale of available-for-sale Corporate/Other bond debt securities was $0.1 million.
For the nine months ended September 30, 2012 and 2011, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2012 and 2011, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.1 million and $1.0 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The cost of maturities sold is based upon specific identification. At September 30, 2012, all of the U.S. Treasury debt securities have maturities of greater than one year. At September 30, 2012, approximately $2.8 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 and 2011:

Three Months Ended September 30, 2012 (in millions)	Other Derivatives
Balance as of July 1, 2012	$(0.3)
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	0.1
Balance as of September 30, 2012	$(0.2)
Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2012	$(0.2)

Three Months Ended September 30, 2011 (in millions)	Other Derivatives

Balance as of July 1, 2011	$(0.8)
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	0.4
Purchases	(0.2)
Settlements	0.2
Balance as of September 30, 2011	$(0.4)

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2011	$(1.1)

Nine Months Ended September 30, 2012 (in millions)	Other Derivatives

Balance as of January 1, 2012	$0.3
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(0.5)
Balance as of September 30, 2012	$(0.2)

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2012	$(0.2)

Nine Months Ended, September 30, 2011 (in millions)	Other Derivatives

Balance as of January 1, 2011	$0.2
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(0.7)
Purchases	(1.1)
Settlements	1.2
Balance as of September 30, 2011	$(0.4)

Change in unrealized gains/(losses) relating to instruments still held as of September 30, 2011	$(1.1)

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the nine months ended September 30, 2012 and 2011.
B.    Other Fair Value Disclosures for Financial Instruments. NiSource has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, restricted cash, notes receivable, customer deposits and short-term borrowings. NiSource’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the quarters ending September 30, 2012 and 2011, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of Sept. 30, 2012	Estimated Fair Value as of Sept. 30, 2012	Carrying Amount as of Dec. 31, 2011	Estimated Fair Value as of Dec. 31, 2011
Long-term debt (including current portion)	$7,643.0	$8,827.9	$6,594.4	$7,369.4
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, entered into on October 19, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. Prior to this agreement with BTMU and BNS, CGORC was party to a series of agreements with BTMU and RBS which dated from October 23, 2009 until its amendment on October 19, 2012. The maximum seasonal program limit under the terms of the new agreement remains at $240 million. The agreement expires on October 18, 2013, and can be renewed if mutually agreed to by all parties. As of September 30, 2012, $62.0 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with PNC and Mizuho entered into on August 29, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduits sponsored by PNC and Mizuho. Prior to this agreement with PNC and Mizuho, NARC was party to a series of agreements with RBS which dated from October 23, 2009 until its amendment on August 29, 2012, under the terms in which it sold an undivided percentage ownership interest in its accounts receivable to commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the new agreement, which expires on August 28, 2013, is $200 million, and can be further renewed if mutually agreed to by both parties. As of September 30, 2012, $100.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana,

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 13, 2012, the agreement was renewed, having a new scheduled termination date of March 12, 2013, and can be further renewed if mutually agreed to by both parties. As of September 30, 2012, $8.3 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of September 30, 2012 and December 31, 2011 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	September 30, 2012	December 31, 2011
Gross Receivables	$320.8	$510.5
Less: Receivables not transferred	150.5	278.8
Net receivables transferred	$170.3	$231.7
Short-term debt due to asset securitization	$170.3	$231.7
For the three months ended September 30, 2012 and 2011, fees of $0.5 million and $0.7 million associated with the securitization transactions were recorded as interest expense, respectively. For the nine months ended September 30, 2012 and 2011, fees of $2.5 million and $3.0 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

11.    Goodwill Assets

In accordance with the provisions for goodwill accounting under GAAP, NiSource tests its goodwill for impairment annually as of May 1 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined by the FASB.
NiSource's goodwill assets as of September 30, 2012 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations' goodwill assets at September 30, 2012 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $18.8 million.

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

The test performed at May 1, 2012 indicated that the fair value of each of the reporting units that carry or are allocated goodwill substantially exceeded their carrying values, indicating that no impairment exists under Step 1 of the annual impairment test.

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

12.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2012 and 2011, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2012 and 2011 were 36.5% and 31.9%, respectively. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 34.9% and 35.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 4.6% in 2012 versus 2011 is primarily due to the removal of the research and development tax credit benefit in 2012. Congress has not extended the research and development credit for the 2012 tax year as of September 30, 2012. The decrease in the nine month effective tax rate of 0.8% in 2012 versus 2011 is due primarily to the 2011 enactment of Indiana tax legislation.
On May 12, 2011, the governor of Indiana signed into law House Bill 1004, which among other things, lowers the corporate income tax rate from 8.5% to 6.5% over four years beginning on July 1, 2012. The reduction in the tax rate will impact deferred income taxes and tax related regulatory assets and liabilities recoverable in the rate making process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to Indiana net operating loss carry forwards, will be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the second quarter 2011, NiSource recorded tax expense of $6.8 million to reflect the effect of this rate change.

On December 27, 2011, the United States Treasury Department and the IRS issued temporary and proposed regulations effective for years beginning on or after January 1, 2012 that, among other things, provided guidance on whether expenditures qualified as deductible repairs. In addition, on March 15, 2012, the IRS issued a directive to discontinue exam activity related to positions on this issue taken on original tax returns for years beginning before January 1, 2012. NiSource expects the IRS to issue guidance for the treatment of expenditures for gas transmission and distribution assets, and generation within the next twelve months. NiSource further expects that it will be more likely to adopt the procedures provided in this guidance rather than the more general rules set forth in the temporary and proposed regulations. Accordingly, NiSource management expects to adjust unrecognized tax benefits recorded in 2009 related to its change in tax accounting for repairs for gas transmission and distribution, assets and generation assets in the period specific guidance for these assets is issued. As noted above, NiSource management believes that the issuance of such guidance and intent to adopt the guidance by NiSource is reasonably possible to occur within the next twelve months. In that event, NiSource will decrease its unrecognized tax benefits for this issue in the amount of $80.9 million. NiSource believes these adjustments will not have a significant effect on the income statement.
On July 2, 2012, House Bill 761 was signed into law in Pennsylvania, which among other things, adopts a single-sales factor apportionment effective for tax years beginning on or after January 1, 2013. In the third quarter of 2012, NiSource recorded a benefit of $0.3 million related to this legislation.
There were no material changes recorded in 2012 to NiSource’s uncertain tax positions as of December 31, 2011.

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
For the nine months ended September 30, 2012, NiSource has contributed $2.3 million to its pension plans and $35.0 million to its other postretirement benefit plans.

The following tables provides the components of the plans’ net periodic benefits cost for the three and nine months ended September 30, 2012 and 2011:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$9.4	$9.4	$2.8	$2.5
Interest cost	28.2	29.9	9.6	9.6
Expected return on assets	(41.2)	(41.8)	(6.7)	(6.7)
Amortization of transition obligation	—	—	0.3	0.3
Amortization of prior service cost	0.1	0.1	0.5	(0.1)
Recognized actuarial loss	20.3	13.9	2.3	1.7
Settlement loss	1.9	—	—	—
Total Net Periodic Benefit Costs	$18.7	$11.5	$8.8	$7.3

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$28.2	$28.2	$8.4	$7.5
Interest cost	84.6	89.7	28.2	28.8
Expected return on assets	(123.4)	(125.4)	(20.1)	(20.1)
Amortization of transition obligation	—	—	0.9	0.9
Amortization of prior service cost	0.3	0.3	0.3	(0.3)
Recognized actuarial loss	60.9	41.7	7.1	5.1
Settlement loss	1.9	—	—	—
Total Net Periodic Benefit Costs	$52.5	$34.5	$24.8	$21.9
For the quarters ended September 30, 2012 and 2011, pension and other postretirement benefit cost of approximately $8.2 million and $13.1 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the nine months ended September 30, 2012 and 2011, pension and other postretirement benefit cost of approximately $19.1 million and $21.9 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.

As of August 31, 2012, a NiSource pension plan had year to date payouts exceeding the plan's 2012 service cost plus interest cost and therefore meeting the requirement for settlement accounting. A one-time settlement charge of $1.9 million was recorded during the third quarter of 2012. As a result of the settlement, the pension plan was remeasured resulting in an increase to the pension benefit obligation, net of plan assets, of $3.0 million and net increases to regulatory assets and accumulated other comprehensive income of $1.0 million and $0.1 million, respectively. Net periodic pension benefit cost for 2012 was decreased by $0.1 million as a result of the remeasurement.

The following table provides the key assumptions that were used to calculate the pension benefit obligation and the net periodic benefit cost at the measurement dates of August 31, 2012 and December 31, 2011.

	August 31, 2012	December 31, 2011
Actuarial Assumptions
Discount Rate	3.39%	4.60%
Expected return on assets	8.30%	8.75%

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
At September 30, 2012, consistent with prior periods, NiSource consolidated its low income housing real estate investments from which NiSource derives certain tax benefits. As of September 30, 2012, NiSource is a 99% limited partner with a net investment of approximately $0.3 million. Consistent with prior periods, NiSource evaluated the nature and intent of the low income housing investments when determining the primary beneficiary. NiSource concluded that it continues to be the primary beneficiary. Subject to certain conditions precedent, NiSource has the contractual right to take control of the low income housing properties. At September 30, 2012, net assets of the low income housing real estate investments in continuing operations were $6.6 million. Current and non-current assets were $0.3 million and $6.3 million, respectively. As of September 30, 2012, NiSource has long-term debt of approximately $5.5 million as a result of consolidating these investments. However, this debt is nonrecourse to NiSource and NiSource’s direct and indirect subsidiaries. Approximately $0.4 million of the assets are restricted to settle the obligations of the entity.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and Northern Indiana will continue to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, Northern Indiana had not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if Northern Indiana is the primary beneficiary. Northern Indiana will continue to request the information required to determine whether Pure Air is a VIE. Northern Indiana has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $16.5 million and $16.1 million for the nine months ended September 30, 2012 and 2011, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualified as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.

15.    Long-Term Debt
On June 14, 2012, NiSource Finance issued $250.0 million of 3.85% senior unsecured notes that mature on February 15, 2023 and $500.0 million of 5.25% senior unsecured notes that mature on February 15, 2043.
On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks which matures on April 3, 2015. Borrowings under the term loan has an effective cost of LIBOR plus 137 basis points.

16.    Short-Term Borrowings
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in May 2017. At September 30, 2012, NiSource had $55.0 million of commercial paper outstanding.

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At September 30, 2012, NiSource had no outstanding borrowings under this facility.
As of September 30, 2012 and December 31, 2011, NiSource had $36.9 million and $37.5 million, respectively, of stand-by letters of credit outstanding, of which $18.6 million and $19.2 million, respectively, were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheet in the amount of $170.3 million and $231.7 million as of September 30, 2012 and December 31, 2011, respectively. Refer to Note 10, “Transfers of Financial Assets,” for additional information.

(in millions)	September 30, 2012	December 31, 2011
Commercial Paper weighted average interest rate of 1.02% and 1.01% at September 30, 2012 and December 31, 2011, respectively.	$55.0	$402.7
Credit facilities borrowings weighted average interest rate of 1.99% at December 31, 2011.	—	725.0
Accounts receivable securitization facility borrowings	170.3	231.7
Total short-term borrowings	$225.3	$1,359.4
Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

17.    Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the prior 1994 Plan or the Director Plan. At September 30, 2012, there were 7,408,127 shares reserved for future awards under the Omnibus Plan.
Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $6.3 million and $4.0 million for the three months ended September 30, 2012, and 2011, respectively, as well as related tax benefits of $2.2 million and $1.3 million, respectively. For the nine months ended September 30, 2012, and 2011, stock-based employee compensation expense of $13.6 million and $10.2 million, respectively, was recognized, as well as related tax benefits of $5.0 million and $3.6 million, respectively.
As of September 30, 2012, the total remaining unrecognized compensation cost related to nonvested awards amounted to $20.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.
Stock Options. As of September 30, 2012, approximately 1.7 million options were outstanding and exercisable with a weighted average strike price of $22.07. No options were granted during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, the aggregate intrinsic value for the options outstanding and exercisable was $5.8 million. During the nine months ended September 30, 2012 and 2011, cash received from the exercise of options was $24.7 million and $3.6 million, respectively.
Restricted Awards. During the nine months ended September 30, 2012, NiSource granted restricted stock units and shares of restricted stock of 183,816, subject to service conditions. The total grant date fair value of the shares of restricted stock and restricted

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

stock units was $4.1 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. If the employee terminates employment before the service conditions lapse due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the shares of restricted stock and restricted stock units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination. As of September 30, 2012, 545,497 nonvested shares (all of which are expected to vest) of restricted stock and restricted stock units were granted and outstanding.
Performance Shares. During the nine months ended September 30, 2012, NiSource granted 756,399 performance shares subject to performance conditions. The grant date fair-value of the awards was $15.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2011 and ending on December 31, 2014) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on January 30, 2015 when the shares vest provided the performance criteria are satisfied. In general, if the employee terminates employment before January 30, 2015 due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination. As of September 30, 2012, 1,983,687 nonvested performance shares were granted and outstanding.
Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of September 30, 2012, 136,167 restricted stock units are outstanding to non-employee directors under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of September 30, 2012, 240,180 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the quarter ended September 30, 2012 and 2011, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $6.7 million and $6.5 million, respectively. For the nine months ended September 30, 2012 and 2011, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $19.4 million and $17.2 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2012 and the years in which they expire were:

(in millions)	Total	2012	2013	2014	2015	2016	After
Guarantees of subsidiaries debt	$7,120.9	$315.0	$420.3	$500.0	$480.0	$291.6	$5,114.0
Guarantees supporting commodity transactions of subsidiaries	109.2	3.3	25.2	—	80.0	—	0.7
Accounts receivable securitization	170.3	170.3	—	—	—	—	—
Lines of credit	55.0	55.0	—	—	—	—	—
Letters of credit	36.9	0.4	19.3	1.0	16.2	—	—
Other guarantees	363.9	23.0	229.7	32.2	3.0	—	76.0
Total commercial commitments	$7,856.2	$567.0	$694.5	$533.2	$579.2	$291.6	$5,190.7

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
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to $109.2 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit and Accounts Receivable Advances. During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital, extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At September 30, 2012, NiSource had no borrowings under its five-year revolving credit facility, $55.0 million in commercial paper outstanding and $170.3 million outstanding under its accounts receivable securitization agreements. At September 30, 2012, NiSource issued stand-by letters of credit of approximately $36.9 million for the benefit of third parties. See Note 16, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. On June 30, 2008, NiSource’s subsidiary, PEI, sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2012. These guarantees are due to expire in June 2013.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In connection with Millennium’s notes offering to refinance its long-term debt in August 2010, NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the Millennium notes offering. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of September 30, 2012.
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
As of September 30, 2012 and December 31, 2011, NiSource had recorded reserves of approximately $162.8 million and $173.5 million, respectively, to cover environmental remediation at various sites. The current portion of this reserve is included in Legal and Environmental Reserves in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in Other Noncurrent Liabilities in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
Ozone (eight hour):   On September 2, 2011, the EPA announced it would implement its 2008 eight-hour ozone NAAQS rather than tightening the standard in 2012. The EPA will review, and possibly revise, the standard in 2013 consistent with CAA requirements. In addition, the EPA has proposed to re-designate the Chicago metropolitan area, including the area in which Northern Indiana operates one of its electric generation facilities, as non-attainment for ozone. NiSource will continue to monitor this matter and cannot estimate the impact of any new rules at this time.
Nitrogen Dioxide (NO2):   The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some NiSource combustion sources. EPA designated all areas of the country as unclassifiable/attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometimes in 2016. States with areas that do not meet the standard will need to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances emissions from some existing NiSource combustion sources may need to be assessed and mitigated. NiSource will continue to monitor this matter and cannot estimate the impact of these rules at this time.
National Emission Standard for Hazardous Air Pollutants.   On August 20, 2010, the EPA revised national emission standards for hazardous air pollutants for certain stationary reciprocating internal combustion engines. Compliance requirements vary by engine type and will generally be required within 3 years. NiSource is continuing its evaluation of the cost impacts of the final rule and estimates the cost of compliance to be $20 - $25 million.
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
During the fourth quarter of 2011, NiSource completed a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared by a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource accordingly increased its liability for estimated remediation costs by $71.1 million. Since the fourth quarter of 2011, NiSource has monitored the liability on a quarterly basis and in the second quarter of 2012, completed an annual refresh of the model. No material changes to the liability were noted as a result of the refresh. The total liability at NiSource related to the facilities subject to remediation was $134.3 million and $139.5 million at September 30, 2012 and December 31, 2011, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.

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
Gas Transmission and Storage Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. During the third quarter of 2011, Columbia Transmission completed a study to estimate its future remediation requirements related to the AOC. Columbia Transmission accordingly increased its liability for estimated remediation costs by $25.6 million. Since the third quarter of 2011, Columbia Transmission has been monitoring its liability on a quarterly basis and performed an annual refresh of the study during the second quarter of 2012. An additional $3.5 million was added to the liability due to estimate changes and cost increases as a result of the refresh. The total liability at Columbia Transmission related to the facilities subject to remediation was $24.9 million and $30.0 million at September 30, 2012 and December 31, 2011, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the site until retirement. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be completed in 2015.
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
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $777 million to $827 million. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.
Sulfur dioxide: In June 2010, EPA promulgated a revised primary one-hour SO2 NAAQS. In a May 11, 2011, letter to EPA, IDEM recommended that all counties containing Northern Indiana coal-fired generating stations are unclassifiable under this standard. Final EPA designations are expected in June 2013. Discussion is ongoing regarding the use of modeling for unclassifiable areas. Northern Indiana will continue to monitor developments in these matters but does not anticipate a material impact.
Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including Northern Indiana's, with restricted emission allowance trading programs was scheduled to begin in 2012. In a decision issued on August 21, 2012 the D.C. Circuit Court vacated the CSAPR leaving the CAIR trading program provisions and requirements in place. This development does not significantly impact Northern Indiana's current emissions control plans. Northern Indiana utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. Northern Indiana believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow Northern Indiana to meet the emission requirements of CAIR, while a new CSAPR is developed to address the court's decision.

Utility Mercury and Air Toxics Standards Rule:   On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA pursued a new Section 112 rulemaking to establish MACT standards for electric utilities. The EPA finalized the Mercury and Air Toxics Standards (MATS) Rule on December 16, 2011. Compliance for Northern Indiana’s affected units will be required in April 2015, with the possibility of a one year extension. Northern Indiana is currently developing a plan for further environmental controls to comply with MATS.
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
Waste
On March 31, 2005, the EPA and Northern Indiana entered into an AOC under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. In July 2012, the EPA issued a Final Decision for Areas A and B of the Bailly facility. Remedial activities will likely occur in 2013. The process to investigate and select appropriate remedial activities at a third area is ongoing.
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

19.    Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss.

(in millions)	September 30, 2012	December 31, 2011
Other comprehensive income (loss), before tax:
Unrealized gains on securities	$4.7	$8.0
Tax expense on unrealized gains on securities	(1.6)	(3.1)
Unrealized losses on cash flow hedges	(47.8)	(52.3)
Tax benefit on unrealized losses on cash flow hedges	18.7	20.5
Unrecognized pension and OPEB costs	(50.0)	(53.0)
Tax benefit on unrecognized pension and OPEB costs	19.2	20.2
Total Accumulated Other Comprehensive Loss, net of taxes	$(56.8)	$(59.7)

Equity Investment
As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss at September 30, 2012 of $18.9 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrealized loss of $18.9 million and $19.7 million at September 30, 2012 and December 31, 2011, respectively, is included in unrealized losses on cash flow hedges above.

20.    Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At September 30, 2012, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
REVENUES
Gas Distribution Operations
Unaffiliated (1)	$389.8	$418.2	$1,911.1	$2,632.7
Intersegment	0.1	0.2	0.4	1.1
Total	389.9	418.4	1,911.5	2,633.8
Gas Transmission and Storage Operations
Unaffiliated	156.6	202.4	599.1	616.3
Intersegment	31.5	31.1	105.4	106.1
Total	188.1	233.5	704.5	722.4
Electric Operations
Unaffiliated	419.7	406.6	1,152.8	1,105.6
Intersegment	0.2	0.2	0.6	0.6
Total	419.9	406.8	1,153.4	1,106.2
Corporate and Other
Unaffiliated (2)	7.4	41.5	17.9	174.0
Intersegment	119.3	113.2	345.3	345.9
Total	126.7	154.7	363.2	519.9
Eliminations	(151.1)	(144.7)	(451.7)	(453.7)
Consolidated Revenues	$973.5	$1,068.7	$3,680.9	$4,528.6
Operating Income (Loss)
Gas Distribution Operations	$16.2	$7.9	$275.1	$296.0
Gas Transmission and Storage Operations	38.8	68.2	268.9	271.2
Electric Operations	83.6	78.8	200.2	169.7
Corporate and Other	(1.4)	(7.5)	1.0	(17.6)
Consolidated Operating Income	$137.2	$147.4	$745.2	$719.3
(1)With the implementation of the standard choice offer, Columbia of Ohio reported lower gross revenues and cost of sales beginning April 1, 2012. There was no impact on net revenues.
(2)The reduction to other revenues is attributed to the continued wind down of the unregulated natural gas marketing business as well as the early termination of certain contracts as discussed in Note 8, “Risk Management Activities.” There was a corresponding decrease in cost of sales with no impact to operating income.

ITEM 1. FINANCIAL STATEMENTS (continued)
NISOURCE INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

21.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30, (in millions)	2012	2011

Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$119.6	$92.5
Stock issuance to employee savings plans	19.4	17.2
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$336.1	$319.9
Cash paid for income taxes	8.4	6.8

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, and the matters set forth in the “Risk Factors” section of NiSource’s 2011 Form 10-K, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
The following Management’s Discussion and Analysis should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
CONSOLIDATED REVIEW
Executive Summary
NiSource (the “Company”) is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates virtually 100% of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations are subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant, than in other months.
For the nine months ended September 30, 2012, NiSource reported income from continuing operations of $284.0 million, or $0.99 per basic share, compared to $286.2 million, or $1.02 per basic share reported for the same period in 2011.
The decrease in income from continuing operations was due primarily to the following items:

•
The customer settlement at Columbia Transmission decreased net revenues at Gas Transmission and Storage Operations by $72.9 million. This was partially offset by an increase in demand margin revenues of $19.7 million. Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) and to the Gas Transmission and Storage Operations segment discussion for more information.

•
Warmer weather in the current year resulted in a decrease in income from continuing operations of $42.6 million compared to the prior year, primarily affecting the Gas Distribution Operations segment. Weather statistics are provided in the Gas Distribution Operations’ segment discussion.

•
NiSource incurred higher interest expense of $34.5 million resulting from the issuance of long-term debt of $750.0 million in June 2012, $400.0 million in June 2011 and $500.0 million in November 2011, and the expiration of the Sugar Creek

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

deferral. These increases were partially offset by the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011 and lower short-term borrowings and rates.

•
Depreciation and amortization increased $16.4 million due primarily to higher capital expenditures and the additional depreciation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case. This was partially offset by lower depreciation and amortization due to the Columbia Transmission customer settlement. NiSource’s capital expenditures are projected to be approximately $1.575 billion in 2012.

These decreases to income from continuing operations were partially offset by the following:

•
Electric Operations’ net revenues increased $87.9 million primarily due to the implementation of the electric rate case. Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.

•
Regulatory and service programs at Gas Distributions Operations increased net revenues by $29.2 million primarily due to the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program and the 2011 rate case at Columbia of Pennsylvania. Refer to Note 8, “Regulatory Matters,” of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for more information.

•
Equity earnings increased by $15.4 million compared to the prior year, primarily from increased earnings at Millennium. Refer to the Gas Transmission and Storage Operations segment discussion for more information regarding Millennium.

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
Northern Indiana continues to deliver strong operational and financial performance during the third quarter, while executing on significant environmental investments at its largest electric generating facility.

•
Significant environmental investments at Northern Indiana’s coal-fired electric generation facilities remain on track, including construction of FGD equipment on two units at Northern Indiana’s Schahfer generating station. On September 5, 2012, Northern Indiana received approval from the IURC to move forward with an approximately $250 million investment in FGD equipment at the Michigan City generating station.

•
As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana is moving forward with two significant transmission investments. During the third quarter, the FERC approved Northern Indiana's right to develop 50 percent of a $330 million electric transmission project. The project involves a new 66-mile, 765 kV transmission line in central Indiana. This project is in addition to a nearly $300 million Northern Indiana transmission investment announced in late 2011.

NiSource's Gas Distribution companies continue to deliver strong results from their strategy of aligning long-term infrastructure replacement and enhancement programs with a variety of complementary customer programs and regulatory initiatives.

•
On September 28, 2012, Columbia of Pennsylvania filed a rate case with the Pennsylvania PUC to support its infrastructure modernization program. The rate case reflects a fully projected test year and includes infrastructure investment recovery mechanisms. If approved, the rate case would increase annual revenues by approximately $77 million and support timely infrastructure investment recovery. An order is expected during the second quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

•
On April 13, 2012, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $29.2 million. Columbia of Massachusetts filed using a historic test year ended December 31, 2011. Additionally, Columbia of Massachusetts proposed rate-year, rate base treatment, as well as modification to the TIRF. The rate-year, rate base treatment has been proposed to reduce the impact of regulatory lag. The Massachusetts DPU issued an order on November 1, 2012 approving an annual revenue increase of $7.8 million, effective November 1, 2012. Columbia of Massachusetts is continuing to evaluate the order.

Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.
Commercial Growth and Expansion of the Gas Transmission and Storage Business
NiSource Gas Transmission & Storage Operations continues to make progress on its strategies to modernize its core interstate natural gas pipeline system, execute on market-driven and supply-driven growth projects, and pursue midstream and minerals opportunities linked to NiSource's asset position in the Utica and Marcellus Shale production regions.

•
On September 4, 2012, Columbia Transmission filed a customer settlement in support of its comprehensive pipeline modernization program with the FERC. The parties have asked the FERC to approve the settlement prior to the end of 2012. Columbia Transmission projects it will invest approximately $4 billion over an extended period to modernize its system to improve system integrity and enhance service reliability and flexibility. As part of the effort, Columbia Transmission reached an agreement supported or not opposed by all of its firm customers for an initial five-year term, with provisions for potential extensions thereafter. The settlement proposes a predictable annual cost-recovery mechanism associated with the approximately $300 million annual investment program, as well as a customer refund, an adjustment to base rates and a reduction in depreciation.

•
On September 18, 2012, Millennium received FERC approval to add more than 12,000 hp of compression to its system in Orange County, New York. The partnership investment of approximately $43 million will increase Millennium's delivery capabilities at its interconnection with Algonquin Gas Transmission to 675,000 Dth per day. NiSource owns a 47.5 percent interest in Millennium.

•
Columbia Transmission and Columbia Gulf are moving forward with plans to upgrade and modify facilities to support the West Side Expansion Project. The approximately $200 million project will reverse the flow of gas on part of the system to transport approximately 500,000 Dth per day of Marcellus production originating in southwest Pennsylvania and north-central West Virginia to Gulf Coast markets. Service is scheduled to begin in late 2014.

•
Columbia Transmission entered into binding precedent agreements with customers to develop its East Side Expansion project, which will provide access for Marcellus supplies to the Northeastern and Mid-Atlantic Markets. The approximately $210 million project will add up to 300,000 Dth per day of capacity through pipeline looping, compression and interconnects. The project is expected to be placed in service in mid-2015.

•
NiSource Midstream entered into a joint venture, Pennant, with affiliates of Hilcorp, to construct new gathering pipelines and natural gas liquids processing facilities to support hydrocarbon production in the Utica Shale region of northeast Ohio and western Pennsylvania. The first phase of the investment program has an initial capital investment of approximately $300 million, with a planned in service date by the second half of 2013. NiSource Midstream is responsible for $150 million of the total investment.

•
NiSource Midstream also entered into a separate joint arrangement with Hilcorp to develop the hydrocarbon potential on approximately 100,000 combined acres in the Utica and Point Pleasant Shale formation in northeast Ohio and western Pennsylvania. NiSource will support the development of the acreage owning both a working and overriding royalty interest, with all acreage dedicated to the Pennant Midstream project. Test wells are currently being drilled, and based on the result from those wells, a full drilling program is expected to be developed and initiated in 2013.

•
NiSource remains on track with construction of the $150 million Big Pine Gathering System in western Pennsylvania. The project is expected to be fully in service by early 2013, with an initial capacity of approximately 425,000 Dth per day.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Financial Management of the Balance Sheet
At the end of the third quarter, NiSource maintained approximately $1,438.7 million in net available liquidity.
On September 10, 2012, NiSource settled its Forward Agreements by physically delivering the 24,265,000 shares of NiSource common stock and receiving cash proceeds of $339.1 million.
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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended September 30, 2012
Net Income
NiSource reported net income of $19.3 million, or $0.06 per basic share, for the three months ended September 30, 2012, compared to net income of $34.7 million, or $0.12 per basic share, for the third quarter of 2011. Income from continuing operations was $20.0 million, or $0.06 per basic share, for the three months ended September 30, 2012, compared to income from continuing operations of $36.3 million, or $0.13 per basic share, for the third quarter of 2011. Operating income was $137.2 million, a decrease of $10.2 million from the same period in 2011. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2012 were 290.3 million  compared to 280.8 million at September 30, 2011.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Immaterial Restatement
As indicated in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, NiSource made correcting adjustments to its historical financial statements for the three and nine months ended September 30, 2011 relating to deferred revenue, environmental asset recovery, OPEB over-reimbursement, and OPEB regulatory assets. NiSource does not believe that these corrections, individually or in the aggregate, are material to its financial statements (unaudited) for the three and nine months ended September 30, 2011. For additional information on these corrections, see Note 1, Nature of Operations and Summary of Significant Accounting Policies, and Note 26, Quarterly Financial Data (Unaudited), of the Consolidated Financial Statements of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
The following table sets forth the effects of the correcting adjustments to Net Income for the three and nine months ended September 30, 2011:

Increase/(Decrease) in Net Income (in millions)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Previously reported Net Income	$34.7	$278.8
Deferred revenue	—	(0.6)
Environmental asset recovery	—	8.0
OPEB over-reimbursement	(0.1)	(0.5)
OPEB regulatory asset	—	2.4
Total corrections	(0.1)	9.3
Income taxes	(0.1)	3.7
Corrected Net Income	$34.7	$284.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

The following table sets forth the effects of the correcting adjustments on affected line items within the Condensed Statement of Consolidated Income (unaudited) for the three and nine months ended September 30, 2011:
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(in millions, except per share amounts)	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Net Revenues
Electric	$404.7	$404.7	$1,101.0	$1,100.4
Gross Revenues	1,068.7	1,068.7	4,529.2	4,528.6
Total Net Revenues	745.6	745.6	2,572.7	2,572.1
Operation and maintenance	407.1	407.2	1,242.1	1,236.8
Depreciation and amortization	134.9	134.9	408.3	403.7
Total Operating Expenses	601.6	601.7	1,871.5	1,861.6
Operating Income	147.5	147.4	710.0	719.3
Income from Continuing Operations before Income Taxes	53.4	53.3	435.6	444.9
Income Taxes	17.1	17.0	155.0	158.7
Income from Continuing Operations	36.3	36.3	280.6	286.2
Net Income	$34.7	$34.7	$278.8	$284.4
Basic Earnings Per Share ($)
Continuing operations	$0.13	$0.13	$1.00	$1.02
Basic Earnings Per Share	$0.12	$0.12	$0.99	$1.01
Diluted Earnings Per Share ($)
Continuing operations	$0.13	$0.13	$0.98	$1.00
Diluted Earnings Per Share	$0.12	$0.12	$0.97	$0.99

These corrections affected certain line items within net cash flows from operating activities on the Condensed Statement of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2011, with no net effect on total net cash flows from operating activities.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended September 30, 2012, were $739.8 million, a $5.8 million decrease from the same period last year. This decrease in net revenues was primarily due to decreased Gas Transmission and Storage Operations’ net revenues of $45.4 million, partially offset by increased Electric Operations’ net revenues of $26.7 million and increased Gas Distribution Operations’ net revenues of $12.7 million.

•
Gas Transmission and Storage Operations’ net revenues decreased primarily due to lower net revenues of $72.9 million as a result of the customer settlement at Columbia Transmission. This decrease was partially offset by increased regulatory trackers, which are offset in expense, of $19.3 million, higher demand margin revenue of $5.1 million from in-service growth projects, and increased revenues of $2.6 million due to the impact of higher rates at Columbia Gulf.

•
Electric Operations’ net revenues increased primarily due to lower revenue credits of $17.3 million in the current period as the electric rate case discontinued these credits and increased industrial and commercial margins of $14.3 million mainly due to the implementation of the electric rate case. These increases were partially offset by a decrease in environmental cost recovery of $3.9 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $9.1 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio's approved infrastructure replacement program and the impact of the 2011 rate case at Columbia of Pennsylvania.

Operating Expenses
Operating expenses for the third quarter 2012 were $610.6 million, an increase of $8.9 million from the 2011 period. This increase was primarily due to higher operation and maintenance expenses of $15.7 million partially offset by a decrease in depreciation and amortization of $8.9 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in revenue, of $20.6 million and lower electric generation costs of $5.8 million resulting from the timing of planned and unplanned outages. Additionally, there were higher employee and administrative costs of $4.8 million, increased outside services of $3.4 million and higher storm damage costs of $3.1 million. These increases were partially offset by a decrease in environmental costs of $14.1 million due to the 2011 environmental remediation liability adjustment and decreased rate case filing expenses of $6.3 million related to the 2011 electric rate case filing. The decrease in depreciation and amortization is primarily due to the Columbia Transmission customer settlement, which resulted in a decrease of $24.9 million. This decrease is partially offset by higher capital expenditures and additional depreciation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $8.0 million during the third quarter of 2012 compared to $3.5 million for the third quarter of 2011. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage, which are integral to the Gas Transmission and Storage Operations’ business. Equity earnings increased as a result of an increase in demand and commodity revenues at Millennium.
Other Income (Deductions)
Other Income (Deductions) reduced income by $105.7 million in 2012 compared to a reduction in income of $94.1 million in the prior year. The increase in deductions is primarily due to an increase in interest expense of $12.2 million resulting from the issuance of long-term debt of $500.0 million in November 2011 and $750.0 million in June 2012, and the expiration of the Sugar Creek deferral. This was partially offset by a decrease in interest expense due to the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011 and lower short-term borrowings and rates. Other-net income of $2.2 million was recorded in 2012 compared to $1.6 million in 2011.
Income Taxes
Income tax expense for the third quarter of 2012 was $11.5 million compared to $17.0 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2012 and 2011, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2012 and 2011 were 36.5% and 31.9%, respectively. The increase in the three month effective tax rate of 4.6% in 2012 versus 2011 is primarily due to the removal of the research and development tax credit benefit in 2012. Congress has not extended the research and development credit for the 2012 tax year as of September 30, 2012.
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

On December 27, 2011, the United States Treasury Department and the IRS issued temporary and proposed regulations effective for years beginning on or after January 1, 2012 that, among other things, provided guidance on whether expenditures qualified as deductible repairs. In addition, on March 15, 2012, the IRS issued a directive to discontinue exam activity related to positions on this issue taken on original tax returns for years beginning before January 1, 2012. NiSource expects the IRS to issue guidance for the treatment of expenditures for gas transmission and distribution assets, and generation within the next twelve months. NiSource further expects that it will be more likely to adopt the procedures provided in this guidance rather than the more general rules set forth in the temporary and proposed regulations. Accordingly, NiSource management expects to adjust unrecognized tax benefits recorded in 2009 related to its change in tax accounting for repairs for gas transmission and distribution, assets and generation assets in the period specific guidance for these assets is issued. As noted above, NiSource management believes that the issuance of such guidance and intent to adopt the guidance by NiSource is reasonably possible to occur within the next twelve

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

months. In that event, NiSource will decrease its unrecognized tax benefits for this issue in the amount of $80.9 million. NiSource believes these adjustments will not have a significant effect on the income statement.
On July 2, 2012, House Bill 761 was signed into law in Pennsylvania, which among other things, adopts a single-sales factor apportionment effective for tax years beginning on or after January 1, 2013. In the third quarter of 2012, NiSource recorded a benefit of $0.3 million related to this legislation.
Refer to Note 12, “Income Taxes,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more detail about income taxes.
Discontinued Operations
There was a net loss of $0.7 million in the third quarter of 2012 from discontinued operations compared to net loss of $1.6 million in the third quarter of 2011.
Results of Operations
Nine Months Ended September 30, 2012
Net Income
NiSource reported net income of $282.1 million, or $0.99 per basic share, for the nine months ended September 30, 2012, compared to net income of $284.4 million, or $1.01 per basic share, for the first nine months of 2011. Income from continuing operations was $284.0 million, or $0.99 per basic share, for the first nine months ended September 30, 2012, compared to income from continuing operations of $286.2 million, or $1.02 per basic share, for the comparable 2011 period. Operating income was $745.2 million, an increase of $25.9 million from the same period in 2011. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2012 were 285.9 million compared to 280.1 million at September 30, 2011.

Comparability of line item operating results between quarterly periods was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and had essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2012, were $2,575.8 million, a $3.7 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations’ net revenues of $87.9 million, partially offset by decreased Gas Distributions’ net revenues of $63.8 million and decreased Gas Transmission and Storage Operations’ net revenues of $18.9 million.

•
Electric Operations’ net revenues increased primarily due to increased industrial, commercial and residential margins of $48.9 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $43.3 million in the current period as the electric rate case discontinued these credits. Net revenues also increased as a result of an increase in a RTO recovery mechanism of $8.9 million. These increases were partially offset by a decrease in environmental cost recovery of $19.4 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

•
Gas Distribution Operations’ net revenues decreased due primarily to lower regulatory and tax trackers, which are offset in expense, of $51.7 million, and the effects of warmer weather of $43.9 million. These decreases in net revenues were partially offset by an increase of $29.2 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio's approved infrastructure replacement program and the impact of the 2011 rate case at Columbia of Pennsylvania.

•
Gas Transmission and Storage Operations’ net revenues decreased primarily due to lower net revenues of $72.9 million as a result of the customer settlement at Columbia Transmission, a decrease in condensate revenue of $3.6 million and a settlement of $2.8 million during the second quarter of 2011. These decreases were partially offset by increased regulatory trackers, which are offset in expense, of $28.0 million, higher demand margin revenue of $19.7 million as a result of growth projects placed into service, increased revenues of $8.3 million due to the impact of higher rates at Columbia Gulf, and an increase of $4.6 million from shorter term transportation services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Operating Expenses
Operating expenses for the nine months ended September 30, 2012 were $1,854.8 million, a decrease of $6.8 million from the 2011 period. This decrease was primarily due to lower operation and maintenance expenses of $14.2 million and higher gain on sale of assets of $4.9 million primarily due to the sale of NDC Douglas Properties, partially offset by an increase in depreciation and amortization of $16.4 million. The decrease in operation and maintenance expenses is primarily due to a decrease in environmental costs of $14.4 million due to a 2011 environmental remediation liability adjustment, a decrease in regulatory trackers, which are offset in revenue, of $11.0 million and unrealized gains on increases in cash surrender value of corporate owned life insurance investments of $8.0 million. This reduction to operating and maintenance expenses was partially offset by an increase in MISO fees of $12.9 resulting from the electric rate case and higher outside services costs of $5.3 million. The increase in depreciation and amortization is primarily due to higher capital expenditures and additional depreciation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case partially offset by the Columbia Transmission customer settlement.

Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $24.2 million for the nine months ended September 30, 2012, an increase of $15.4 million compared to 2011. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations’ business. Equity earnings increased as a result of an increase in demand and commodity revenues at Millennium.

Other Income (Deductions)
Other Income (Deductions) reduced income by $309.1 million for the nine months ended September 30, 2012 compared to a reduction in income of $274.4 million in the prior year. The increase in deductions is primarily due to increased interest expense of $34.5 million due to the issuance of long-term debt of $400.0 million in June 2011, $500.0 million in November 2011 and $750.0 million in June 2012, and the expiration of the Sugar Creek deferral. This was partially offset by a decrease in interest expense due to the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011 and lower short-term borrowings and rates. Other-net income of $5.3 million was recorded in 2012 compared to $5.5 million in 2011.
Income Taxes
Income taxes for the first nine months of 2012 were $152.1 million, a decrease of $6.6 million compared to the first nine months of 2011, mainly attributable to the 2011 enactment of Indiana tax legislation reducing the state rate.
The effective tax rates for the nine months ended September 30, 2012 and 2011 were 34.9% and 35.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.
Discontinued Operations
There was a $1.9 million net loss from discontinued operations for the nine months ended September 30, 2012, compared to a $1.8 million net loss from discontinued operations in 2011.
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
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2012 was $941.8 million, an increase of $147.7 million compared to the nine months ended September 30, 2011. The increase in net cash from operating activities was primarily due to pension and postretirement contributions of $37.3 million in 2012 compared to $184.1 million in 2011. See below for additional detail.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $4.1 million to its pension plans and approximately $51.7 million to its postretirement medical and life plans in 2012, which could change depending on market conditions. For the nine months ended September 30, 2012, NiSource has contributed $2.3 million to its pension plans and $35.0 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the nine months ended September 30, 2012 were $1,024.3 million, compared to $774.2 million for the comparable period in 2011. The increase is the result of increased spending for Gas Transmission and Storage Operations’ system growth and environmental tracker capital for FGD projects in the generation fleet for the Electric Operations segment. NiSource projects 2012 capital expenditures to be approximately $1.575 billion.
Restricted cash was $65.1 million and $160.6 million as of September 30, 2012 and December 31, 2011, respectively. The decrease in restricted cash was due to the wind-down of NiSource’s unregulated natural gas marketing business.
Financing Activities
Long-term Debt.    Refer to Note 15, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.

Credit Facilities.    During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes.
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in May 2017.
NiSource Finance had no outstanding borrowings under its five-year revolving credit facility at September 30, 2012 and borrowings of $725.0 million at December 31, 2011, at a weighted average interest rate of 1.99%. In addition, NiSource Finance had $55.0 million in commercial paper outstanding at September 30, 2012, at a weighted average interest rate of 1.02% and $402.7 million in commercial paper outstanding at December 31, 2011, at a weighted average interest rate of 1.01%.
As of September 30, 2012 and December 31, 2011, NiSource had $170.3 million and $231.7 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 10, “Transfers of Financial Assets.”
As of September 30, 2012 NiSource had $36.9 million of stand-by letters of credit outstanding of which $18.6 million were under the revolving credit facility. At December 31, 2011, NiSource had $37.5 million of stand-by letters of credit outstanding of which $19.2 million were under the revolving credit facility.
As of September 30, 2012, an aggregate of $1,426.4 million of credit was available under the credit facility.
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
Credit Ratings.    On September 12, 2012, Moody's Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody's outlook for NiSource and all of its subsidiaries is stable. On February 29, 2012, Standard & Poor’s affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor’s outlook for NiSource and all of its subsidiaries is stable. On December 13, 2011, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch’s outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor’s, Moody’s or Fitch would result in a rating that is below investment grade.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $27.0 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Columbia of Pennsylvania’s trade receivables sales programs, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

Contractual Obligations.    Refer to Note 12, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for material changes recorded during the three and nine months ended September 30, 2012 to NiSource’s uncertain tax positions recorded as of December 31, 2011.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. On June 29, 2012, this agreement was renewed for ten years and, in accordance with GAAP, was evaluated to determine whether the arrangement qualified as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. The effective date of the new agreement was July 1, 2012. NiSource capitalized this lease beginning in the third quarter of 2012.
Forward Equity Sale.    Refer to Note 4, “Forward Equity Agreement,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on financing activities related to the forward equity sale.
Market Risk Disclosures
Risk is an inherent part of NiSource’s energy businesses. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal market risks that are involved in NiSource’s energy businesses: commodity price risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. NiSource’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These include but are not limited to market, operational, financial, compliance and strategic risk types. In recognition of the increasingly varied and complex nature of the energy business, NiSource’s risk management process, policies and procedures continue to evolve and are subject to ongoing review and modification.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.8 million and $11.3 million for the three and nine months ended September 30, 2012, respectively, and $3.9 million and $12.2 million for the three and nine months ended September 30, 2011, respectively.

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
On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of September 30, 2012, NiSource affiliates maintained a reserve for the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the unregulated gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was $0.1 million, $0.1 million and zero, respectively, for the third quarter of 2012. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and zero, respectively, for the nine months ended September 30, 2012. Prospectively, management has set the VaR limit at $0.4 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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
NiSource has issued guarantees that support up to approximately $109.2 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
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

Other Information
Critical Accounting Policies
Goodwill. NiSource’s goodwill assets at September 30, 2012 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets related to the purchase of Northern Indiana Fuel and Light and Kokomo Gas were $18.8 million at September 30, 2012. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of May 1, 2012. The fair value of each reporting unit substantially exceeded the carrying value based on this impairment test. Refer to Note 11, “Goodwill Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information concerning NiSource’s annual goodwill test.
There were no significant changes to critical accounting policies for the period ended September 30, 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net Revenues
Sales Revenues	$389.9	$418.4	$1,911.5	$2,633.8
Less: Cost of gas sold (excluding depreciation and amortization)	117.7	158.9	815.2	1,473.7
Net Revenues	272.2	259.5	1,096.3	1,160.1
Operating Expenses
Operation and maintenance	178.1	178.6	562.8	607.9
Depreciation and amortization	48.6	43.7	143.2	130.3
Loss on sale of assets	—	0.3	—	0.4
Other taxes	29.3	29.0	115.2	125.5
Total Operating Expenses	256.0	251.6	821.2	864.1
Operating Income	$16.2	$7.9	$275.1	$296.0
Revenues ($ in Millions)
Residential	$213.4	$226.1	$1,208.1	$1,673.5
Commercial	61.0	67.9	383.4	538.5
Industrial	32.5	44.9	127.7	169.0
Off System	46.4	62.5	125.3	232.2
Other	36.6	17.0	67.0	20.6
Total	$389.9	$418.4	$1,911.5	$2,633.8
Sales and Transportation (MMDth)
Residential	15.4	13.8	146.6	181.9
Commercial	19.7	17.6	106.1	121.9
Industrial	119.2	102.5	364.6	322.2
Off System	16.0	14.4	46.7	52.3
Other	—	—	0.2	0.5
Total	170.3	148.3	664.2	678.8
Heating Degree Days	123	112	2,859	3,692
Normal Heating Degree Days	88	88	3,627	3,596
% Colder (Warmer) than Normal	40%	27%	(21)%	3%
Customers
Residential			3,006,298	2,987,202
Commercial			275,356	275,677
Industrial			7,706	7,724
Other			22	18
Total			3,289,382	3,270,621
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
Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. In addition, usage for the nine months ended September 30, 2012 declined from the same period last year primarily due to warmer than normal weather. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with cost incurrence. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. In its 2011 rate case, Columbia of Pennsylvania implemented a higher fixed residential customer charge. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of September 30, 2012 a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the third quarter of 2012 was 40% colder than normal and 10% colder than the third quarter in 2011.
Weather in the Gas Distribution Operations’ territories for the nine months ended September 30, 2012 was 21% warmer than normal and 23% warmer compared to the same period in 2011.
Throughput
Total volumes sold and transported of 170.3 MMDth for the third quarter of 2012 increased by 22.0 MMDth from the same period last year. This 14.8% increase in volume was primarily attributable to colder weather and increased residential customer usage.
Total volumes sold and transported of 664.2 MMDth for the nine months ended September 30, 2012 decreased by 14.6 MMDth from the same period last year. This 2.2% decrease in volume was primarily due to warmer weather partially offset by an increase in residential usage.

Net Revenues
Net revenues for the third quarter of 2012 were $272.2 million, an increase of $12.7 million from the same period in 2011, due primarily to an increase of $9.1 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio's approved infrastructure replacement program and the impact of the 2011 rate case at Columbia of Pennsylvania.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations

provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2012 was a revenue increase of $15.5 million and a decrease of $22.2 million, respectively, compared to an increase of $3.8 million and a decrease of $45.9 million, for the three and nine months ended September 30, 2011, respectively.
Net revenues for the nine months ended September 30, 2012 were $1,096.3 million, a decrease of $63.8 million from the same period in 2011, due primarily to lower regulatory and tax trackers, which are offset in expense, of $51.7 million, and the effects of warmer weather of $43.9 million. These decreases in net revenues were partially offset by an increase of $29.2 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio's approved infrastructure replacement program and the impact of the 2011 rate case at Columbia of Pennsylvania.
Operating Income
For the third quarter of 2012, Gas Distribution Operations reported operating income of $16.2 million, an increase of $8.3 million from the comparable 2011 period. Operating income increased due to higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $4.4 million higher than the comparable period due to an increase in depreciation and amortization of $4.9 million as a result of increased capital spend and increased employee and administration costs of $3.1 million. The increase was partially offset by a decrease of $2.3 million in environmental costs.

For the nine months ended September 30, 2012, Gas Distribution Operations reported operating income of $275.1 million, a decrease of $20.9 million from the comparable 2011 period. Operating income decreased due to lower net revenues, as described above, partially offset by lower operating expenses. Operating expenses decreased $42.9 million due to lower regulatory and tax trackers of $51.7 million, which are offset in revenue, and a decrease of $2.3 million in environmental costs. These decreases were partially offset by an increase of $12.9 million in depreciation costs as a result of an increase in capital expenditures and increased outside service costs of $2.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Transmission and Storage Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net Revenues
Transportation revenues	$109.3	$179.7	$506.9	$554.1
Storage revenues	49.2	48.1	147.2	148.0
Other revenues	29.6	5.7	50.4	20.3
Total Sales Revenues	188.1	233.5	704.5	722.4
Less: Cost of sales (excluding depreciation and amortization)	—	—	1.0	—
Net Revenues	188.1	233.5	703.5	722.4
Operating Expenses
Operation and maintenance	135.0	122.1	340.7	320.0
Depreciation and amortization	8.2	32.6	74.2	98.1
Gain on sale of assets	—	—	0.1	—
Other taxes	14.1	14.1	43.8	41.9
Total Operating Expenses	157.3	168.8	458.8	460.0
Equity Earnings in Unconsolidated Affiliates	8.0	3.5	24.2	8.8
Operating Income	$38.8	$68.2	$268.9	$271.2
Throughput (MMDth)
Columbia Transmission	189.1	184.6	778.9	816.1
Columbia Gulf	205.9	270.3	669.8	777.4
Crossroads Pipeline	3.3	4.0	11.7	14.7
Intrasegment eliminations	(86.1)	(124.2)	(314.6)	(424.5)
Total	312.2	334.7	1,145.8	1,183.7
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

Line WB Expansion Project. The Gas Transmission and Storage Operations segment expanded its WB system through investment in additional facilities, which provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion totaled approximately $14 million, allowing producers to meet incremental transportation demand in the Marcellus/

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Transmission and Storage Operations

Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity were executed, some which began in January 2011. Final construction on all facilities was completed and placed into service in May 2012.

Growth Projects in Progress

Big Pine Gathering System Project. The Gas Transmission and Storage Operations segment is making an investment of approximately $150 million, which includes right-of-way acquisitions and installation, refurbishment and operation of approximately 70 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline will have an initial combined capacity of 425,000 Dth per day. Natural gas will initially be sourced from XTO Energy Inc., a subsidiary of ExxonMobil, Butler County, Pennsylvania production, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. Pipe and rights of way were acquired and cleared with construction underway. The project is expected to be fully in service by early 2013.

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

East Side Expansion. The Gas Transmission and Storage Operations segment entered into binding precedent agreements with customers to develop its East Side Expansion project, which will provide access for Marcellus supplies to the Northeastern and Mid-Atlantic Markets. The approximately $210 million project will add up to 300,000 Dth per day of capacity through pipeline looping and interconnects. The project is expected to be placed in service in mid-2015
Equity Investments

Pennant Midstream, LLC. Early in the third quarter of 2012, NiSource Midstream entered into a 50:50 joint venture with affiliates of Hilcorp to construct new wet natural gas gathering pipeline infrastructure and natural gas liquids (NGL) processing facilities to support natural gas production in the Utica Shale region of northeastern Ohio and western Pennsylvania. NiSource Midstream and Hilcorp jointly own Pennant Midstream, LLC (Pennant) with NiSource Midstream serving as the operator of Pennant and the facilities. NiSource will account for the joint venture under the equity method of accounting.

Pennant plans to invest in the construction of approximately 50 miles of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 400 Mcf per day. In addition, Pennant plans to install an initial 200 Mcf per day cryogenic natural gas processing plant in Ohio. Consistent with the terms of the joint venture, NiSource Midstream will operate the cryogenic processing facility and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with interest in obtaining capacity on the system. NiSource Midstream's initial investment in this area, including the pipeline and the processing plant, is expected to be approximately $150 million. The facilities are expected to be in service in the second half of 2013.

During the third quarter of 2012, NiSource Midstream made a contribution to Pennant of $0.4 million.

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

Columbia Transmission made a contribution of $3.3 million and received a distribution of earnings of $7.1 million from Millennium in the third quarter 2012. No contributions were made nor distributions received from Millennium during the third quarter of 2011. For the first nine months of 2012, Columbia Transmission made contributions of $10.9 million and received distributions of earnings of $22.8 million. For the same period last year, no contributions were made and distributions of earnings totaled $7.1 million.

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

Hardy Storage distributed to NiSource $0.8 million and $1.0 million of available accumulated earnings in the third quarter of 2012 and 2011, respectively. For the first nine months of 2012 and 2011, NiSource received distributions totaling $2.3 million and $3.8 million, respectively. NiSource made no contributions during 2012 or 2011.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. The following percentages exclude the impact of the $50 million refund obligation recorded in the third quarter 2012 resulting from the Columbia Transmission Customer Settlement. For the quarter ended September 30, 2012, approximately 91.0% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.4% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 92.3% and 5.7%, respectively, for the quarter ended September 30, 2011. For the nine months ended September 30, 2012, approximately 91.4% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.0% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.7% and 6.4%, respectively, for the nine months ended September 30, 2011.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended September 30, 2012 and 2011, approximately 3.6% and 2.0%, respectively, of the transportation revenues were derived from interruptible contracts. For the nine months ended September 30, 2012 and 2011, approximately 2.6% and 1.9%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Gas Transmission and Storage Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Transmission and Storage Operations

Environmental Matters
Various environmental matters occasionally impact the Gas Transmission and Storage Operations segment. As of September 30, 2012, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.

Throughput
Columbia Transmission's throughput consists of gas transportation service deliveries to LDC city gates, to gas fired power plants, other industrial customers, or other interstate pipelines in its market area. Columbia Transmission's market area covers portions of northeastern, mid-Atlantic, midwestern, and southern states as well as the District of Columbia. Gas delivered via transportation services to storage is not accounted for as throughput until it is withdrawn from storage and delivered to one of the aforementioned locations via a transportation service. Throughput for Columbia Gulf traditionally consists of gas delivered to Columbia Transmission at Leach, Kentucky as well as gas delivered south of Leach to other interstate pipelines or to an LDC's city gate. Recent changes in market conditions have resulted in more non-traditional throughput such as backhaul transportation services that originate in Leach that flow southward. Columbia Gulf has also began to flow gas in a southerly direction from its Louisiana interconnects to Florida markets. Crossroads Pipeline serves customers in Northern Indiana and Ohio via gas flowing west to east originating from outside the Chicago area to Cygnet, Ohio where it interconnects with Columbia Transmission. Intra-segment eliminations represent gas delivered to an affiliated pipeline within the segment.

Throughput for the Gas Transmission and Storage Operations segment totaled 312.2 MMDth for the third quarter of 2012, compared to 334.7 MMDth for the same period in 2011. The decrease of 22.5 MMDth for the three month period was primarily attributable to reductions in operational gas moving from the Columbia Transmission system to third party pipelines at liquid market centers on the Columbia Gulf system and reduced deliveries to storage resulting from a higher end of winter storage balance driven by a warm winter.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,145.8 MMDth for the nine months ended September 30, 2012, compared to 1,183.7 MMDth for the same period in 2011. The decrease of 37.9 MMDth was primarily attributable to significantly warmer weather, which drove a vast majority of the decrease on the Columbia Transmission system. Because of the impact from increased production of Appalachian shale gas and the warmer weather, fewer deliveries were made on the Columbia Gulf system to Columbia Transmission at Leach, Kentucky. The increase in shale gas from the Appalachian, Haynesville and Barnett shale areas has also led to an increase in non-traditional throughput on Columbia Gulf in the form of deliveries to other interstate pipelines at liquid market centers on the Columbia Gulf system.
Net Revenues
Net revenues were $188.1 million for the third quarter of 2012, a decrease of $45.4 million from the same period in 2011. This decrease was driven by lower net revenues of $72.9 million resulting from the customer settlement at Columbia Transmission. This decrease was partially offset by increased regulatory trackers, which are offset in expense, of $19.3 million, higher demand margin revenue of $5.1 million resulting from in-service growth projects, and increased revenues of $2.6 million due to the impact of higher rates at Columbia Gulf.
Net revenues were $703.5 million for the nine months ended September 30, 2012, a decrease of $18.9 million from the same period in 2011. This decrease was primarily due to lower net revenues of $72.9 million resulting from the customer settlement at Columbia Transmission, a decrease in condensate revenue of $3.6 million and a settlement of $2.8 million during the second quarter of 2011. These decreases were partially offset by increased regulatory trackers, which are offset in expense, of $28.0 million, higher demand margin revenue of $19.7 million as a result of growth projects placed into service, increased revenues of $8.3 million from the impact of higher rates at Columbia Gulf, and an increase of $4.6 million from shorter term transportation services.
Operating Income
Operating income was $38.8 million for the third quarter of 2012, a decrease of $29.4 million from the same period last year. This decrease is due to lower operating revenues, as described above, partially offset by decreased operating expenses and higher equity earnings. Operating expenses decreased $11.5 million due to lower depreciation and amortization of $24.4 million, primarily as a result of the Columbia Transmission customer settlement, and decreased environmental costs of $11.7 million due to the 2011 environmental remediation liability adjustment. These decreases were partially offset by increased regulatory trackers, which are offset in revenue, of $19.3 million and increased outside services of $4.2 million, primarily due to the timing of maintenance projects. Equity earnings increased $4.5 million primarily from higher earnings at Millennium due to increased demand and commodity revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Transmission and Storage Operations

Operating income was $268.9 million for the nine months ended September 30, 2012, a decrease of $2.3 million from the comparable period in 2011. Operating income decreased as a result of the decrease in net revenues, as described above, partially offset by higher equity earnings and decreased operating expenses. Equity earnings increased $15.4 million primarily from increased earnings at Millennium due to higher demand and commodity revenues. Operating expenses decreased by $1.2 million due to lower depreciation and amortization of $23.9 million, primarily as a result of the Columbia Transmission customer settlement, decreased environmental costs of $12.1 million primarily due to the 2011 environmental remediation liability adjustment, and decreased employee and administration costs, primarily pension, of $7.8 million. These decreases were partially offset by increased regulatory trackers, which are offset in revenue, of $28.0 million, increased Midstream expenses of $3.0 million, increased outside services of $2.7 million, primarily due to the timing of maintenance projects, higher other taxes of $1.9 million, primarily attributable to higher property taxes on increased plant investments, and the write-off of preliminary capital project costs of $1.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net Revenues
Sales revenues	$419.9	$406.8	$1,153.4	$1,106.2
Less: Cost of sales (excluding depreciation and amortization)	142.8	156.4	385.6	426.3
Net Revenues	277.1	250.4	767.8	679.9
Operating Expenses
Operation and maintenance	113.6	104.6	334.3	306.0
Depreciation and amortization	63.7	53.7	186.2	161.5
Gain on sale of assets	—	0.1	—	0.1
Other taxes	16.2	13.2	47.1	42.6
Total Operating Expenses	193.5	171.6	567.6	510.2
Operating Income	$83.6	$78.8	$200.2	$169.7
Revenues ($ in millions)
Residential	126.5	123.9	320.1	310.8
Commercial	111.8	106.9	316.4	294.4
Industrial	137.3	142.3	443.0	445.1
Wholesale	4.8	9.1	12.4	18.1
Other	39.5	24.6	61.5	37.8
Total	$419.9	$406.8	$1,153.4	$1,106.2
Sales (Gigawatt Hours)
Residential	1,118.7	1,120.7	2,761.1	2,760.9
Commercial	1,071.1	1,083.7	2,955.3	2,955.2
Industrial	2,247.9	2,242.0	6,964.9	7,010.1
Wholesale	157.9	239.9	233.0	507.2
Other	26.7	39.7	85.1	121.3
Total	4,622.3	4,726.0	12,999.4	13,354.7
Cooling Degree Days	674	649	1,051	907
Normal Cooling Degree Days	578	578	808	808
% Warmer than Normal	17%	12%	30%	12%
Electric Customers
Residential			400,158	399,525
Commercial			53,884	53,879
Industrial			2,441	2,411
Wholesale			6	16
Other			715	737
Total			457,204	456,568
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
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of September 30, 2012, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales quantities for the third quarter of 2012 were 4,622.3 gwh, a decrease of 103.7 gwh compared to the third quarter of 2011.
Electric Operations sales quantities for the nine months ended September 30, 2012 were 12,999.4 gwh, a decrease of 355.3 gwh compared to the same period in 2011. The 2.7% decrease is primarily attributable to a decrease in off system sales related to lower market prices.
Net Revenues
Net revenues were $277.1 million for the third quarter of 2012, an increase of $26.7 million from the same period in 2011. The increase is primarily due to lower revenue credits of $17.3 million in the current period as the electric rate case discontinued these credits and increased industrial and commercial margins of $14.3 million mainly due to the implementation of the electric rate case. These increases were partially offset by a decrease in environmental cost recovery of $3.9 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2012 was a revenue increase of $17.3 million and a decrease of $0.9 million, respectively, compared to an increase of $12.1 million and $2.1 million, respectively, for the three and nine months ended September 30, 2011, respectively.
Net revenues were $767.8 million for the nine months ended September 30, 2012, an increase of $87.9 million from the same period in 2011. The increase is primarily due to increased industrial, commercial and residential margins of $48.9 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $43.3 million in the current period as the electric rate case discontinued these credits. Net revenues also increased as a result of an increase in a RTO recovery mechanism of $8.9 million. These increases were partially offset by a decrease in environmental cost recovery of $19.4 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.
Operating Income
Operating income for the third quarter of 2012 was $83.6 million, an increase of $4.8 million from the same period in 2011 due to an increase in net revenues, as described above, partially offset by an increase in operating expenses. Operating expenses increased $21.9 million primarily due to higher depreciation costs of $10.0 million resulting from depreciation for Sugar Creek which was previously deferred and the electric rate case resulted in the expiration of the deferral. Additionally, there were higher electric generation costs of $5.8 million primarily due to the timing of planned and unplanned maintenance and outages, higher property taxes of $3.3 million as a result of increased tax rates and basis, increased storm damage costs of $3.1 million, increased employee and administration expenses of $3.1 million primarily due to increased employee headcount. Also, MISO fees increased $2.7 million as these fees were previously deferred and the electric rate case resulted in the expiration of the deferral. These increases were partially offset by decreased rate case filing expenses of $6.3 million related to the 2011 electric rate case filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations

Operating income for the nine months ended September 30, 2012 was $200.2 million, an increase of $30.5 million from the same period in 2011 primarily due to an increase in net revenues, as described above, partially offset by an increase in operating expenses. Operating expenses increased $57.4 million primarily due to higher depreciation costs of $24.7 million mainly related to depreciation for Sugar Creek and an increase in MISO fees of $12.9 million, both of which were previously deferred and the electric rate case resulted in the expiration of those deferrals. Additionally, operating expenses increased due to employee and administration expenses of $11.9 million primarily due to increased pension costs and increased employee headcount, higher property taxes of $4.6 million as a result of increased tax rates and basis, and increased due to increased environmental trackers, which are offset in revenue, of $2.2 million. Additionally, there was an increase in electric generation costs of $2.2 million and higher storm damage costs of $2.2 million. These increases were partially offset by decreased rate case filing expenses of $6.3 million related to the 2011 electric rate case filing.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
NISOURCE INC.
Majorsville Operations Center – PADEP Notice of Violation

In 1995, Columbia Transmission entered into an AOC with the EPA that requires Columbia Transmission to characterize and remediate environmental contamination at thousands of locations along Columbia Transmission's pipeline system. One of the facilities subject to the AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. Pursuant to the Remedial Action Work Plan, Columbia Transmission completed a project that stabilized residual oil contained in soils at the site and in sediments in an adjacent stream.

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
EPA Administrative Complaints

On June 29, 2012, Region III EPA issued two Administrative Complaints alleging that Columbia Transmission discharged dredged and/or fill material to waters of the United States in violation of the Clean Water Act during road maintenance projects in West Virginia. Columbia Transmission had self-disclosed the activities to regulatory agencies in 2010 and has removed the fill pursuant to an EPA-approved plan. The proposed penalties for these two Complaints total $0.2 million. Columbia Transmission is currently negotiating with EPA and cannot estimate the amount of potential penalties at this time.

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

NiSource Inc.
(Registrant)

Date:	November 2, 2012	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)