Form 10-K
period 2012-12-31
NISOURCE INC/DE
filed 2013-02-19
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of Common Stock (based upon the June 29, 2012, closing price of $24.75 on the New York Stock Exchange) held by non-affiliates was approximately $7,017,170,104.
There were 311,188,068 shares of Common Stock, $0.01 Par Value outstanding as of February 12, 2013.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 14, 2013.

DEFINED TERMS
The following is a list of abbreviations or acronyms that are used in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
CNR	Columbia Natural Resources, Inc.
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NEVCO	NiSource Energy Ventures, L.L.C.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
NiSource Midstream	NiSource Midstream Services, L.L.C.
PEI	PEI Holdings, Inc.
Pennant	Pennant Midstream, L.L.C.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
2010 Health Care Act	The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 signed into law by the President on March 23, 2010 and March 30, 2010, respectively
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
AMI	Area of Mutual Interest
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent

DEFINED TERMS

AOCI	Accumulated other comprehensive income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
BNS	Bank of Nova Scotia
Board	Board of Directors
BPAE	BP Alternative Energy North America, Inc.
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
Day 2
Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental cost tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company

DEFINED TERMS

hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IFA	Indiana Finance Authority
IFRS	International Financial Reporting Standards
IIG	Indiana Industrial Group
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MACT	Maximum Achievable Control Technology
Mcf	Thousand cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NLMK	Novolipetsk Steel
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PM	Particulate matter
PNC	PNC Bank N.A.
PPS	Price Protection Service
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland PLC
RCRA	Resource Conservation and Recovery Act

DEFINED TERMS

RDAF	Revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sugar Creek	Sugar Creek electric generating plant
TIRF	Targeted Infrastructure Reinvestment Factor
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

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
NiSource is one of the nation’s largest natural gas distribution companies, as measured by number of customers. NiSource’s principal subsidiaries include Columbia, a vertically integrated natural gas distribution, transmission and storage holding company whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; Northern Indiana, a vertically-integrated gas and electric company providing service to customers in northern Indiana; and Columbia of Massachusetts, a natural gas distribution company serving customers in Massachusetts. NiSource derives substantially all of its revenues and earnings from the operating results of its thirteen direct subsidiaries.
NiSource’s business segments are: Gas Distribution Operations; Gas Transmission and Storage Operations; and Electric Operations. Following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information for each segment.
Gas Distribution Operations
NiSource’s natural gas distribution operations serve more than 3.3 million customers in seven states and operate approximately 58,000 miles of pipeline. Through its subsidiary, Columbia, NiSource owns five distribution subsidiaries that provide natural gas to approximately 2.2 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. NiSource's subsidiary Northern Indiana also distributes natural gas to approximately 798,000 customers in northern Indiana. Additionally, NiSource’s subsidiary, Columbia Gas of Massachusetts, distributes natural gas to approximately 303,000 customers in Massachusetts.
Gas Transmission and Storage Operations
NiSource’s Gas Transmission and Storage Operations subsidiaries own and operate approximately 15,000 miles of pipeline and operate one of the nation’s largest underground natural gas storage systems capable of storing approximately 637.8 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf and Crossroads Pipeline, NiSource owns and operates an interstate pipeline network extending from the Gulf of Mexico to New York and the eastern seaboard. Together, these companies serve customers in 16 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia.
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
NiSource Midstream is an unregulated business that is a provider of midstream services including gathering, treating, conditioning, processing, compression and liquids handling. NiSource Midstream has entered into two fee-based transactions designed to support growing production in the Utica and Marcellus resource plays. The first transaction involves the construction of 57 miles of gathering pipeline capable of delivering 425 Mcf of gas per day produced from the Marcellus shale formation. The second transaction is a joint venture with 50 miles of gathering pipeline capable of gathering 600 Mcf per day and a gas processing plant with a capacity of 200 Mcf per day. Both projects are anchored by volumetric and acreage dedications from experienced resource play production companies.
NEVCO is an unregulated business that manages the company's mineral rights positions in the Marcellus and Utica shale areas. NEVCO has entered into multiple transactions to develop its minerals position including a joint venture with an established resource play producer to form an AMI in which NEVCO combined its production rights from a certain acreage position in northeast Ohio with the producer's much larger acreage position in the same area. The transaction resulted in NEVCO participating in the development of the entire acreage position through a non-operating working interest as well as an overriding royalty interest.
The Gas Transmission and Storage Operations subsidiaries are also involved in the joint ventures, Millennium and Hardy Storage, which effectively expand their facilities and throughput. Millennium, which includes 253 miles of 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley, has the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, DTE Energy and National Grid. Hardy Storage, which consists of underground natural gas storage

ITEM 1. BUSINESS
NISOURCE INC.

facilities in West Virginia, has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is jointly owned by affiliates of Columbia Transmission and Piedmont.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 458,000 customers in 20 counties in the northern part of Indiana and engages in electric wholesale and transmission transactions. Northern Indiana operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,540 mw. Northern Indiana also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 206 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,291 mw. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,800 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities. During the year ended December 31, 2012, Northern Indiana generated 74.1% and purchased 25.9% of its electric requirements.
Northern Indiana participates in the MISO transmission service and wholesale energy market. The MISO is a nonprofit organization created in compliance with FERC regulations to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, the MISO is responsible for managing the energy markets, managing transmission constraints, managing the day-ahead, real-time and FTR markets and managing the ancillary market. Northern Indiana transferred functional control of its electric transmission assets to the MISO and transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.
Corporate and Other Operations
During the first quarter of 2010, NiSource made the decision to wind down its unregulated natural gas marketing activities as a part of the Company’s long-term strategy of focusing on its core regulated business.
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. Lake Erie Land, a wholly-owned subsidiary of NiSource, is pursuing the sale of the real estate assets it owns. NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting its low income housing investments. NiSource began marketing to sell the service plan and leasing business lines of its Retail Services business in 2012. The sale of these business lines closed in January 2013. NiSource is also in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements.
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

ITEM 1. BUSINESS
NISOURCE INC.

Electric Competition.    Northern Indiana currently dispatches all power from its plants into the MISO. Transmission service for Northern Indiana occurs under the MISO Open Access Transmission Tariff.

Financing Subsidiary
NiSource Finance is a 100% owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in March 2000 under the laws of the state of Indiana. Prior to 2000, the function of NiSource Finance was performed by Capital Markets. NiSource Finance obligations are fully and unconditionally guaranteed by NiSource.
Other Relevant Business Information
NiSource’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.
As of December 31, 2012, NiSource had 8,286 employees of whom 3,360 were subject to collective bargaining agreements.
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
NiSource had total consolidated indebtedness of $8,103.2 million outstanding as of December 31, 2012. The substantial indebtedness could have important consequences to investors. For example, it could:

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
On December 11, 2012, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. On November 16, 2012, Moody's Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody's outlook for NiSource and all of its subsidiaries is stable. On February 29, 2012, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's, Moody's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $27.8 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Columbia of Pennsylvania's trade receivables sales program, an event of termination occurs if NiSource's debt rating is withdrawn by either Standard & Poor's or Moody's, or falls below BB- or Ba3 at either Standard & Poor's or Moody's, respectively.
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

ITEM 1A. RISK FACTORS
NISOURCE INC.

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

ITEM 1A. RISK FACTORS
NISOURCE INC.

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

ITEM 1A. RISK FACTORS
NISOURCE INC.

NiSource has significant goodwill and definite-lived intangible assets. An impairment of goodwill or definite-lived intangible assets could result in a significant charge to earnings.
In accordance with GAAP, NiSource tests goodwill for impairment at least annually and reviews its definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill would also be tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. NiSource would be required to record a charge in the financial statements during the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under certain financing agreements. A covenant in the five-year revolving credit facility requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2012, the ratio was 59.3%.
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

Transportation and storage of natural gas, as well as generation, transmission and distribution of electricity involve numerous risks that may result in accidents and other operating risks and costs.
NiSource's gas distribution and gas transmission and storage activities, as well as generation, transmission, and distribution of electricity, involve a variety of inherent hazards and operating risks, such as gas leaks, downed power lines, accidents, including third party damages, large scale outages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury or loss of life to employees and the general public, significant damage to property, environmental pollution and impairment of its operations, which in turn could lead to substantial losses to NiSource. In accordance with customary industry practice, NiSource maintains insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities, or generation, transmission, substations and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events not fully covered by insurance could adversely affect NiSource's financial position and results of operations.
Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact NiSource’s financial results.
NiSource has risks associated with aging infrastructure assets. The age of these assets may result in a need for replacement, a higher level of maintenance costs and unscheduled outages despite diligent efforts by NiSource to properly maintain these assets through inspection, scheduled maintenance and capital investment. The failure to operate these assets as desired could result in NiSource’s inability to meet firm service obligations, adversely impact revenues, and could result in increased capital expenditures and expenses, which may not be fully recoverable from customers.

ITEM 1A. RISK FACTORS
NISOURCE INC.

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
Additionally, NiSource's information systems experience ongoing, often sophisticated, cyber-attacks by a variety of sources with the apparent aim to breach NiSource's cyber defenses. Although NiSource attempts to maintain adequate defenses to these attacks and works through industry groups and trade associations to identify common threats and assess NiSource's countermeasures, a security breach of NiSource's information systems could (i) impact the reliability of NiSource's generation, transmission, storage and distribution systems and potentially negatively impact NiSource's compliance with certain mandatory reliability standards, (ii) subject NiSource to harm associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to NiSource's customers or employees, or (iii) impact NiSource's ability to manage NiSource's businesses.
NiSource's capital projects subject it to construction risks and natural gas costs and supply risks.
NiSource Gas Transmission & Storage Operations continues to complete and advance customer-driven growth projects across its system, primarily surrounding the Marcellus and Utica shale production area in the states of Pennsylvania, Ohio and West Virginia. Additionally, NiSource is beginning its comprehensive interstate natural gas pipeline modernization program. These projects include constructing or purchasing pipelines and treatment and processing facilities, which subjects NiSource to construction risks and risks that gas supplies will not be available. Some projects may also be subject to risks related to fluctuation in gas costs. NiSource competes for these projects with companies of varying size and financial capabilities, including some that may have advantages competing for natural gas and liquid gas supplies, as well as acquisitions and other business opportunities. Similarly, NiSource Gas Distribution is engaged in an interstate natural gas pipeline modernization program to maintain system integrity and enhance service reliability and flexibility. Northern Indiana also is currently engaged in a number of capital projects, including air-quality related improvements to its electric generating stations, as well as the construction of new transmission facilities. As NiSource undertakes these projects, it may not be able to complete them on schedule or at the anticipated costs. Additionally, NiSource may construct or purchase some of these projects to capture anticipated future growth in natural gas production, which may not materialize, and may cause the construction to occur over an extended period of time. NiSource also may not receive material increases in revenue and cash flows until after the completion of the projects.

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
NiSource is a holding company and conducts its operations primarily through its subsidiaries. Substantially all of NiSource’s consolidated assets are held by its subsidiaries. Accordingly, NiSource’s ability to meet its debt obligations or pay dividends on its common stock is largely dependent upon cash generated by these subsidiaries. In the event a major subsidiary is not able to pay dividends or transfer cash flows to NiSource, NiSource's ability to service its debt obligations or pay dividends could be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NISOURCE INC.

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2012.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 57,975 miles of pipelines and certain related facilities. This includes: (i) for the six distribution companies of its Columbia system, 40,536 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells, liquid propane facilities with a capacity of 2.9 million gallons, an LNG facility with a total capacity of 22.3 million gallons and one compressor station with 800 hp of installed capacity, and (ii) for its Northern Indiana system, 17,439 miles of pipelines, 27,129 reservoir acres of underground storage, 55 storage wells, one compressor station with a total of 4,000 hp of installed capacity and two LNG facilities with a storage capacity of 53.6 million gallons. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, and Massachusetts.
Gas Transmission and Storage Operations. NiSource Gas Transmission and Storage subsidiaries own and operate 15,046 miles of natural gas transmission pipeline. Columbia Transmission owns and leases approximately 764,000 acres of underground storage, 3,454 storage wells, 11,425 miles of pipeline and 90 compressor stations with 622,470 hp of installed capacity. Columbia Transmission’s operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, and West Virginia. Columbia Gulf has 3,370 miles of transmission pipeline and 11 compressor stations with 470,238 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming. Crossroads Pipeline has 203 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio. NiSource Midstream owns approximately 106 miles of gathering pipeline and one compressor station with 5,280 hp of installed capacity. NEVCO owns production rights associated with Columbia Transmission's storage fields located in Ohio, Pennsylvania, and West Virginia. NiSource Gas Transmission and Storage Operations’ offices are headquartered in Houston, Texas.
Electric Operations. NiSource generates, transmits and distributes electricity through its subsidiary Northern Indiana to approximately 458,000 customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. Northern Indiana operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,540 mw. Northern Indiana also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at Northern Indiana’s coal-fired electric generating stations with a net capability of 206 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,291 mw. Northern Indiana’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,800 circuit miles. Northern Indiana is interconnected with five neighboring electric utilities. During the year ended December 31, 2012, Northern Indiana generated 74.1% and purchased 25.9 % of its electric requirements.
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

ITEM 3. LEGAL PROCEEDINGS
NISOURCE INC.

Majorsville Operations Center - PADEP Notice of Violation

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
EPA Administrative Complaints

On June 29, 2012, Region III EPA issued two Administrative Complaints alleging that Columbia Transmission discharged dredged and/or fill material to waters of the United States in violation of the Clean Water Act during road maintenance projects in West Virginia. Columbia Transmission had self-disclosed the activities to regulatory agencies in 2010 and has removed the fill pursuant to an EPA-approved plan. Columbia Transmission estimates that the penalty for these NOVs will be $75,000. A settlement is expected in 2013.

ITEM 4. Mine Safety Disclosures
NISOURCE INC.

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NISOURCE INC.

The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2013.

Name	Age	Office(s) Held in Past 5 Years
Robert C. Skaggs, Jr.	58	Chief Executive Officer of NiSource since July 2005.
		President of NiSource since October 2004.
Carrie J. Hightman	55	Executive Vice President and Chief Legal Officer of NiSource since December 2007.
Stephen P. Smith	51	Executive Vice President and Chief Financial Officer of NiSource since August 2008.
		Executive Vice President of NiSource from June 2008 to August 2008.
		Senior Vice President of Shared Services for American Electric Power Company from January 2008 to May 2008.
Jimmy D. Staton	52	Executive Vice President and Group Chief Executive Officer since March 2008.
		Senior Vice President, Gas Delivery, Dominion Resources, Inc. from January 2006 to 2008.
Jim L. Stanley	57	Executive Vice President and Group Chief Executive Officer of NiSource since October 2012.
		Senior Vice President, Duke Energy from June 2010 to September 2012.
		President, Duke Energy Indiana from November 2006 to May 2010.
Joseph Hamrock	49	Executive Vice President and Group Chief Executive Officer of NiSource since May 2012.
		President and Chief Operating Officer, American Electric Power Company - Ohio from 2008 to May 2012.
Robert D. Campbell	53	Senior Vice President, Human Resources, of NiSource since May 2006.
Glen L. Kettering	58	Senior Vice President, Corporate Affairs, since March 2006.
Jon D. Veurink	48	Vice President, Controller and Chief Accounting Officer since February 2010.
		Vice President at NiSource Corporate Services from October 2009 to February 2010.
		Vice President, Controller and Chief Accounting Officer, Exelon Generation L.L.C. from January 2004 until September 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NISOURCE INC.

NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol “NI.” The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2012		2011
	High	Low	High	Low
First Quarter	24.55	22.32	19.61	17.71
Second Quarter	25.79	23.59	20.67	18.62
Third Quarter	26.15	23.93	22.91	17.95
Fourth Quarter	25.97	23.14	23.97	20.31
As of December 31, 2012, NiSource had 28,823 common stockholders of record and 310,280,867 shares outstanding.
Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $0.94 per share for the year ended December 31, 2012 and $0.92 per share for the years ended 2011, and 2010. At its January 25, 2013 meeting, the Board declared a quarterly common dividend of $0.24 per share, payable on February 20, 2013 to holders of record on February 4, 2013.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
NISOURCE INC.

The selected data presented below as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from the Consolidated Financial Statements of NiSource. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Form 10-K.

Year Ended December 31, (dollars in millions except per share data)	2012	2011	2010	2009	2008
Statement of Income Data:
Gross Revenues
Gas Distribution	$1,959.8	$2,917.9	$3,094.0	$3,296.2	$5,171.3
Gas Transportation and Storage	1,462.4	1,354.6	1,261.4	1,239.5	1,132.4
Electric	1,507.7	1,427.7	1,379.3	1,214.2	1,359.7
Other	131.3	274.5	636.5	861.2	1,182.9
Total Gross Revenues	5,061.2	5,974.7	6,371.2	6,611.1	8,846.3
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,519.7	3,428.9	3,407.4	3,301.4	3,220.0
Operating Income	1,042.7	890.1	891.8	786.2	894.5
Income from Continuing Operations	410.6	294.8	276.8	221.5	355.5
Results from Discontinued Operations - net of taxes	5.5	4.3	5.8	(4.5)	(283.9)
Net Income	416.1	299.1	282.6	217.0	71.6
Balance Sheet Data:
Total Assets	21,844.7	20,708.3	19,913.4	19,262.5	20,023.7
Capitalization
Common stockholders’ equity	5,554.3	4,997.3	4,897.5	4,837.8	4,713.2
Long-term debt, excluding amounts due within one year	6,819.1	6,267.1	5,936.1	5,969.1	5,945.7
Total Capitalization	$12,373.4	$11,264.4	$10,833.6	$10,806.9	$10,658.9
Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.41	$1.05	$1.00	$0.81	$1.30
Discontinued operations	0.02	0.01	0.02	(0.02)	(1.03)
Basic Earnings Per Share	$1.43	$1.06	$1.02	$0.79	$0.27
Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.37	$1.02	$0.99	$0.80	$1.29
Discontinued operations	0.02	0.01	0.02	(0.02)	(1.03)
Diluted Earnings Per Share	$1.39	$1.03	$1.01	$0.78	$0.26
Other Data:
Dividends paid per share ($)	$0.94	$0.92	$0.92	$0.92	$0.92
Shares outstanding at the end of the year (in thousands)	310,281	281,854	278,855	276,638	274,262
Number of common shareholders	28,823	30,663	32,313	34,299	36,194
Capital expenditures ($ in millions)	$1,585.1	$1,125.2	$803.8	$777.2	$1,299.9
Number of employees	8,286	7,957	7,604	7,616	7,981

•
On September 4, 2012, Columbia Transmission filed a customer settlement with the FERC in support of its comprehensive pipeline modernization program, which was approved on January 24, 2013. As a result of this settlement, Columbia Transmission's gross revenues decreased $81.7 million, partially offset by a decrease in depreciation costs of $33.4 million.

•
On February 14, 2012, Columbia of Ohio held its first standard choice offer auction which resulted in a retail price adjustment of $1.53 per Mcf. On February 14, 2012, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment level effective April 1, 2012. As a result of the implementation of the standard choice offer, Columbia of Ohio reports lower gross revenues and lower cost of sales. There is no impact on net revenues.

•
During 2012, NiSource began marketing to sell the service plan and leasing business lines of its Retail Service business. As of December 31, 2012, the assets and liabilities of the business lines met the criteria to be classified as held for sale in

ITEM 6. SELECTED FINANCIAL DATA
NISOURCE INC.

accordance with GAAP. Additionally, the results of operations and cash flows are classified as discontinued operations for all periods presented. The sale of the business lines closed in January 2013.

•
On November 14, 2011, NiSource Finance commenced a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.15% notes due 2013. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2013 notes were accepted. On December 13, 2011, NiSource Finance announced that approximately $125.3 million aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered and accepted for purchase. In addition, approximately $228.7 million aggregate principal amount of outstanding 6.15% notes due 2013 were validly tendered, of which $124.7 million were accepted for purchase. NiSource Finance recorded a $53.9 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.

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

•
For 2008, the Results from Discontinued Operations – net of taxes includes the after tax loss on disposition related to the sales of Whiting Clean Energy, Northern Utilities and Granite State Gas of $32.3 million, $63.3 million and $12.5 million, respectively, and an adjustment of $188.0 million for litigation.

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
For the twelve months ended December 31, 2012, NiSource reported income from continuing operations of $410.6 million, or $1.41 per basic share, compared to $294.8 million, or $1.05 per basic share for the same period in 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Increases in income from continuing operations were due primarily to the following items:

•
Electric Operations' net revenues increased $130.0 million from the same period in 2011, primarily due to the implementation of the electric rate case. Refer to Note 8, "Regulatory Matters," in the Notes to Consolidated Financial Statements for more information.

•
Loss on early extinguishment of long-term debt decreased $53.9 million in 2012 due to early redemption fees related to tender offers finalized in the fourth quarter of 2011. Refer to Note 16 "Long-Term Debt," in the Notes to Consolidated Financial Statements for more information.

•
Equity earnings increased by $17.6 million compared to the prior year, primarily from increased earnings at Millennium, as demand and commodity revenues have increased. Refer to the Gas Transmission and Storage Operations segment discussion for more information regarding Millennium.

Increases in income from continuing operations were partially offset due to the following items:

•
NiSource incurred higher interest expense of $41.5 million resulting from issuances of long-term debt of $400.0 million in June 2011, $500.0 million in November 2011, $250.0 million in April 2012, $750.0 million in June 2012 and the expiration of the Sugar Creek deferral. These increases were partially offset by the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011 and lower short-term borrowings and rates.

•
Depreciation and amortization increased $26.2 million due primarily to higher capital expenditures and the additional depreciation related to the Sugar Creek facility due to the expiration of the deferral as a result of the electric rate case. This was partially offset by lower depreciation and amortization due to the Columbia Transmission customer settlement.

These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Platform for Growth
NiSource’s business plan will continue to center on commercial and regulatory initiatives, commercial growth and expansion of the gas transmission and storage business, and financial management of the balance sheet.

Commercial and Regulatory Initiatives
Rate Development and Other Regulatory Matters. NiSource is moving forward with regulatory initiatives across several gas distribution company markets. Whether through full rate case filings or other approaches, NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs to enhance its infrastructure.

On January 2, 2013, Columbia of Pennsylvania filed a petition with the Pennsylvania PUC, seeking authority to implement a Distribution System Improvement Charge ("DSIC"), with a proposed effective date of March 3, 2013. DSIC has been available to water companies in Pennsylvania for several years, and was authorized for other utilities as of January 1, 2013 with the passage of Act 11 of 2012. Columbia of Pennsylvania is the first natural gas utility in Pennsylvania to seek DSIC approval. If approved by tariff, Columbia of Pennsylvania would be able to recover the cost of infrastructure not previously reflected in rate base that has been placed in service during the three-month period ending one month prior to the effective date of the DSIC. After the initial charge is established, the DSIC is updated quarterly to recover the cost of further plant additions. The DSIC cannot exceed 5% of distribution revenues. Once new base rates are established under a base rate proceeding, the DSIC will be set back to zero. This represents a significant opportunity to mitigate rate lag by permitting recovery of infrastructure costs without seeking that recovery in a full base rate proceeding.

On November 21, 2012, the IURC approved ECR-20 for net capital expenditures of $227.1 million. On February 1, 2013, Northern Indiana filed ECR-21, the filing implementing the ECT, which included $376.4 million of net capital expenditures and operation and maintenance and depreciation expenses of $1.1 million for the period ended December 31, 2012.

On September 28, 2012, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $77.3 million annually and providing three options for residential rate design in order to mitigate revenue volatility

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

associated with usage based rates. Columbia of Pennsylvania is the first utility in Pennsylvania to seek Pennsylvania PUC approval to design rates to recover costs that are projected to be incurred after the implementation of those new rates, as recently authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. Accordingly, Columbia of Pennsylvania's filing sought to implement rates in July 2013 under which Columbia of Pennsylvania would immediately begin to recover costs that are projected for the twelve-month period ending June 30, 2014. On February 8, 2013, the parties reached a unanimous settlement in principle on all issues in the case, which the parties publicly disclosed to the Pennsylvania PUC on February 13, 2013. The terms of the settlement will be made public when the parties to the case submit a joint petition for approval of that settlement to the Pennsylvania PUC, which is due on March 18, 2013. Columbia of Pennsylvania expects that the Pennsylvania PUC will issue an order in the second quarter of 2013, with rates going into effect in the third quarter of 2013.

On September 4, 2012, Columbia Transmission reached an agreement with a majority of its customers and filed a customer settlement in support of its comprehensive interstate natural gas pipeline modernization program with the FERC. Only one party, the PSC of Maryland, filed a (limited) protest to the Settlement. On October 4, 2012, Columbia Transmission filed its reply addressing the issues raised by the PSC of Maryland. Columbia Transmission expects to invest approximately $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The settlement with firm customers includes an initial five-year term with provisions for potential extensions thereafter. The settlement proposes initial refunds totaling $50.0 million, adjustments to base rates and depreciation, and a Capital Cost Recovery Mechanism (CCRM), a tracker mechanism that provides recovery and return on the $1.5 billion program investment. Additional details of the settlement are as follows:

•
A $50.0 million refund to max rate contract customers. The payment will be paid in the next monthly billing cycle that is at least 15 days after Columbia Transmission received the final FERC order approving the settlement;

•
Base rate reductions, the first retroactive to January 1, 2012, which equates to approximately $35 million in revenues annually and the second beginning January 1, 2014, which equates to approximately $25 million in revenues annually thereafter;

•
The CCRM will allow Columbia Transmission to recover, through an additive capital demand rate, its revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system. The mechanism provides for a 14% revenue requirement with a portion designated as a recovery of increased taxes other than income taxes. The additive demand rate is earned on costs associated with projects placed into service by October 31 each year. The CCRM will give Columbia Transmission the opportunity to recover its revenue requirement associated with the $1.5 billion investment in the modernization program, while maintaining competitive rates for its shippers. The CCRM recovers the revenue requirement associated with qualifying modernization costs that Columbia Transmission incurs after satisfying the requirement associated with $100.0 million in annual capital maintenance expenditure. The CCRM applies to Columbia Transmission's transportation shippers. The CCRM will not exceed $300.0 million per year, subject to a 15% annual tolerance and a total cap of $1.5 billion for the entire five-year Initial Term;

•
Depreciation rate reduction to 1.5% and elimination of negative salvage rate, retroactive to January 1, 2012, which equates to approximately $35 million in reduced annual expenses that is linked to the base rate reduction above;

•	A revenue sharing mechanism pursuant to which Columbia Transmission will share 75% of specified revenues earned in excess of an annual threshold;

•	A moratorium through January 31, 2018 on changes to Columbia Transmission's reduced transportation base rates; and

•	A commitment from Columbia Transmission that it will file a general NGA Section 4(e) rate application to be effective no later than February 1, 2019.

In 2012, Columbia Transmission recorded the $50.0 million refund obligation and the impact of the retroactive base rate reduction, which amounted to $31.7 million, and the reduction in depreciation expense that amounted to $33.4 million. The FERC approved the settlement on January 24, 2013. Refunds to customers are expected in March 2013.
On December 9, 2011, Columbia of Ohio filed a Notice of Intent to file an application to extend its Infrastructure Replacement Program. Columbia of Ohio filed an amended Notice of Intent and an amended Motion for Waiver on March 5, 2012. On May 8, 2012, Columbia of Ohio filed its application and supporting exhibits and testimony. On September 26, 2012 the parties filed a Joint Stipulation and Recommendation that provided for the extension of Columbia of Ohio's IRP process for an additional five years and settlement of all issues. On November 28, 2012, the PUCO issued an Opinion and Order in which it approved the stipulation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

On July 18, 2011, Northern Indiana filed with the IURC a settlement in its 2010 Electric Rate Case with the OUCC, Northern Indiana Industrial Group, NLMK Indiana and Indiana Municipal Utilities Group. The settlement agreement limited the proposed base rate impact to the residential customer class to a 4.5% increase. The parties also agreed to a rate of return of 6.98% based upon a 10.2% return on equity. The settlement resolved all pending issues related to compliance with the August 25, 2010 Order in the 2008 Electric Rate Case. On December 21, 2011, the IURC issued an Order approving the Settlement Agreement as filed, and new electric base rates became effective on December 27, 2011.
On March 22, 2011, Northern Indiana filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011 and EPA Regulations. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information. This petition was trifurcated into three separate phases. On December 28, 2011, February 15, 2012 and September 5, 2012, the IURC issued orders approving estimated project costs of approximately $800 million and granting the requested ratemaking and accounting relief associated with these projects through annual and semi-annual tracker filings.

As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making investments in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued an order approving construction work in progress in rate base and abandoned plant cost recovery requested by Northern Indiana, for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing Northern Indiana's request to transition to forward looking rates, allowing more timely recovery of Northern Indiana's investment in transmission assets.

Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for a complete discussion of regulatory matters.

Commercial Growth and Expansion of the Gas Transmission and Storage Business
During 2012, Gas Transmission and Storage Operations placed into service strategic growth projects, primarily serving the Marcellus Shale production area. Below is a discussion of these projects as well as projects that are currently on-going.

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

Big Pine Gathering System Project. The Gas Transmission and Storage Operations segment is making an investment of approximately $160 million, which includes right-of-way acquisitions and installation, refurbishment and operation of approximately 57 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline will have an initial combined capacity of 425,000 Dth per day. Natural gas will initially be sourced from XTO Energy Inc., a subsidiary of ExxonMobil, Butler County, Pennsylvania production, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. Pipe and rights of way were acquired and cleared with construction underway. The project is expected to be fully in service by April 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Power Plant Generation Project. The Gas Transmission and Storage Operations segment is spending approximately $36 million on an expansion project, which includes new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric and Power Company. This project will expand the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.

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

•	As of December 31, 2012, NiSource maintained approximately $974.4 million in net available liquidity.

•	On September 10, 2012, NiSource settled its Forward Agreements by physically delivering the 24,265,000 shares of NiSource common stock and receiving cash proceeds of $339.1 million.

•
On June 14, 2012, NiSource Finance issued $250.0 million of 3.85% senior unsecured notes that mature on February 15, 2023 and $500.0 million of 5.25% senior unsecured notes that mature on February 15, 2043.

•
During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital, extending the termination date to May 15, 2017 and reduced the cost of borrowing.

•	On May 15, 2012, NiSource increased its quarterly dividend by 4.3%, resulting in an increase in the annualized Common Stock dividend from $0.92 to $0.96 per share.

•
On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks which matures on April 3, 2015. Borrowings under the term loan have an effective cost of LIBOR plus 137 basis points.

Credit Ratings. On December 11, 2012, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. On November 16, 2012, Moody's Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody's outlook for NiSource and all of its subsidiaries is stable. On February 29, 2012, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's, Moody's or Fitch would result in a rating that is below investment grade.

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
Income from Continuing Operations and Net Income
For the year ended December 31, 2012, NiSource reported income from continuing operations of $410.6 million, or $1.41 per basic share, compared to $294.8 million, or $1.05 per basic share in 2011. Income from continuing operations for the year ended December 31, 2010 was $276.8 million, or $1.00 per basic share.
Including results from discontinued operations, NiSource reported 2012 net income of $416.1 million, or $1.43 per basic share, 2011 net income of $299.1 million, or $1.06 per basic share, and 2010 net income of $282.6 million, or $1.02 per basic share.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses were offset by increases in net revenues and had essentially no impact on income from continuing operations. A decrease in operating expenses of $3.4 million for the 2012 year was offset by a corresponding decrease to net revenues reflecting these tracked costs. In the 2011 period, a decrease in operating expenses of $40.4 million for trackers was offset by a corresponding decrease to net revenues reflecting recovery of these costs.
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
Total consolidated net revenues for the year ended December 31, 2012, were $3,519.7 million, a $90.8 million increase compared with 2011. Net revenues increased primarily due to increased Electric Operations' net revenues of $130.0 million partially offset by lower Gas Distribution Operations' net revenue of $53.6 million and decreased Gas Transmission and Storage Operations' net revenues of $5.2 million.

•
Electric Operations’ net revenues increased primarily due to increased industrial, commercial and residential usage and margins of $66.5 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $57.6 million as the electric rate case discontinued these credits. Net revenues also increased as a result of an increase in a RTO recovery mechanism of $10.6 million and the recognition of emission allowances that were deferred in previous periods of $6.2 million. These increases were partially offset by a decrease in environmental cost recovery of $21.3 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

•
Gas Distribution Operations’ net revenues decreased primarily due to lower regulatory and tax trackers, which are offset in expense, of $53.7 million, and the effects of warmer weather of $36.9 million. These decreases in net revenues were partially offset by an increase of $34.9 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio's approved infrastructure replacement program and the 2011 rate case at Columbia of Pennsylvania.

•
Gas Transmission and Storage Operations’ net revenues decreased primarily due to the customer settlement at Columbia Transmission which decreased net revenues by $81.7 million. This decrease was partially offset by increased regulatory trackers, which are offset in expense, of $48.6 million, higher demand margin revenue of $21.9 million primarily as a result of growth projects placed into service and an increase of $8.3 million from the impact of higher rates at Columbia Gulf.

Total consolidated net revenues for the twelve months ended December 31, 2011 were $3,428.9 million, a $21.5 million increase compared with 2010. Net revenues increased primarily due to increased Gas Transmission and Storage Operations’ net revenues of $56.4 million and increased Electric Operations’ net revenues of $7.1 million, partially offset by lower Gas Distribution Operations’ net revenues of $21.5 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

•
Gas Transmission and Storage Operations’ net revenues increased primarily due to higher demand margin revenue of $32.3 million as a result of new growth projects. Additionally, there was an increase of $14.8 million due to the net impact of the rate case filing at Columbia Gulf. Net revenues also increased due to increased midstream revenue of $10.6 million, higher mineral rights royalty revenues of $8.4 million, increased regulatory trackers of $5.9 million, which are offset in expense, and a one-time settlement of $2.8 million. These increases in net revenues were partially offset by the impact of $8.3 million related to the recognition in 2010 of revenue for a previously deferred gain for native gas contributed to Hardy Storage from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, revenues decreased due to lower shorter term transportation and storage services of $6.7 million and the impact of $5.4 million of fees received from a contract buy-out during 2010.

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

Expenses
Operating expenses were $2,509.2 million in 2012, a decrease of $44.2 million from the comparable 2011 period. This decrease was primarily due to a decrease in operation and maintenance expenses of $43.6 million, lower impairment charges of $20.6 million and decreased other taxes of $6.2 million, partially offset by an increase in depreciation and amortization of $26.2 million. The decrease in operation and maintenance is due primarily to decreased environmental costs attributable to the 2011 MGP remediation refresh and a decrease in employee and administrative costs driven largely by a decrease in pension contributions at Gas Transmission and Storage Operations. These decreases in operation and maintenance expenses were partially offset by increased MISO fees which were previously deferred and the 2011 electric rate case resulted in the expiration of the deferral, higher outside services, and increased regulatory trackers, which are offset in revenue. Lower impairment costs are primarily due to the $14.7 million impairment related to Lake Erie Land recorded in the fourth quarter of 2011. These decreases were partially offset by an increase in depreciation and amortization primarily as a result of the expiration of deferrals of depreciation expense for Sugar Creek as a result of the 2011 electric rate case and higher depreciation due to increased capital expenditures. These increases were partially offset by lower depreciation and amortization as a result of the Columbia Transmission customer settlement.
Operating expenses were $2,553.4 million in 2011, an increase of $22.8 million from the comparable 2010 period. This increase was primarily due to an increase in operation and maintenance expenses of $59.8 million, higher impairment charges of $14.8 million and increased other taxes of $7.3 million. The increase in operation and maintenance is due primarily to an increase in employee and administrative costs driven largely by an increase in pension contributions at Gas Transmission and Storage Operations. As provided by its rate cases, GAAP pension expense is deferred to a regulatory asset and pension contributions are recorded to expense. Additionally, during fourth quarter of 2011, NiSource reviewed its current estimates for future environmental remediation costs related to the Company's MGP sites. Following the review, NiSource revised its estimates based on expected remediation activities and experience with similar facilities and recorded $35.5 million of expense at subsidiaries for which environmental expense is not probable of recovery from customers. Higher impairment costs relate to the additional impairment of $14.7 million recorded in the fourth quarter of 2011 related to Lake Erie Land. These increases were partially offset by a decrease of $59.1 million in depreciation and amortization expense primarily as a result of the new depreciation rates at Northern Indiana as a result of the implementation of the gas rate case.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $32.2 million in 2012, an increase of $17.6 million compared with 2011. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Gas Transmission and Storage Operations business. Equity earnings increased primarily from increased earnings at Millennium due to higher demand and commodity revenues.

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
Other Income (Deductions)
Other Income (Deductions) in 2012 reduced income $416.6 million compared to a reduction of $438.1 million in 2011. The decrease in other deductions is due to a loss on early extinguishment of debt of $53.9 million in the prior year. Also, there was an increase in other, net due primarily to an increase in AFUDC at Northern Indiana. These increases to Other Income were partially offset by increased interest expense of $41.5 million. Interest expense increased primarily due to the issuances of long-term debt of $400.0 million in June 2011, $500.0 million in November 2011, $250.0 million in April 2012, $750.0 million in June 2012, and the expiration of the Sugar Creek deferral. These increases were partially offset by the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011 and lower short-term borrowings and rates.

Other Income (Deductions) in 2011 reduced income $438.1 million compared to a reduction of $485.2 million in 2010. The increase in other income is due to a decrease in the loss on early extinguishment of debt of $42.8 million in the current year as a result of less redemptions of high interest debt in the fourth quarter of 2011 as compared to the fourth quarter of 2010. Also, there was a decrease in interest expense of $15.5 million. Interest expense decreased due to the repurchase of a portion of the 2016 and 2013 notes in November 2011 and a portion of the 2016 notes in December 2010 and a long-term debt maturity of $681.8 million in November 2010. The benefits were partially offset by incremental interest expense associated with a swap maturity in November 2010, the issuance of $500.0 million of long-term debt in November 2011, $400.0 million in June 2011 and $250.0 million in December 2010, and higher average short-term borrowings and rates. These decreases were partially offset by an increase of $11.1 million in other, net due primarily to an increase in charitable contributions in the current year.
Income Taxes
The effective income tax rates were 34.4%, 34.8%, and 31.9% in 2012, 2011 and 2010, respectively. The change in effective income tax rate was relatively flat in 2012 compared to 2011. The 2.9% increase in the overall effective tax rate in 2011 versus 2010 was primarily due to a tax rate change in Indiana in 2011 and the 2010 rate settlements that resulted in the flow through of certain tax benefits in rates.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Discontinued Operations
Discontinued operations reflected income of $5.5 million, or $0.02 per basic share, in 2012, $4.3 million, or $0.01 per basic share, in 2011 and income of $5.7 million, or $0.02 per basic share, in 2010.
The income in 2012, 2011 and 2010 include activities associated with the service plan and leasing business lines of NiSource's Retail Services business, partially offset by losses at CER and other former subsidiaries where NiSource has retained certain liabilities. During 2012, NiSource began actively marketing the service plan and leasing business lines of its Retail Services business. As of December 31, 2012, the assets and liabilities of the business lines met the criteria to be classified as held for sale in accordance with GAAP. Additionally, the results of operations and cash flows are classified as discontinued operations for all periods presented. The sale of the business lines closed in January 2013 resulting in gain from the disposal of discontinued operations of $36.3 million after taxes which will be recorded in the first quarter of 2013.

Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolver, commercial paper program, long-term debt agreements and NiSource’s ability to access the capital markets there is adequate capital available to fund its operating activities and capital expenditures in 2013.
Operating Activities
Net cash from operating activities for the year ended December 31, 2012 was $1,275.5 million, an increase of $405.3 million from a year ago. The increase in net cash from operating activities was primarily due to pension and postretirement contributions of $51.0 million in 2012 compared to $447.1 million in 2011.
Net cash from operating activities for the year ended December 31, 2011 was $870.2 million, an increase of $144.8 million from the prior year. During 2011, gas price decreases and the collection of the 2010 under-recovered gas cost resulted in a $127.5 million source of working capital related to under-recovered gas costs. The $219.6 million source of working capital associated with accounts receivable in 2011 was primarily due to warmer weather in 2011. These sources of working capital were partially offset by a decrease in working capital of $141.8 million related to inventories primarily due to an increase in the weighted average cost rate. Additionally, there was a use of working capital related to accounts payable of $154.8 million in the current year as a result of a decrease in gas purchases due to warmer weather in December 2011 compared to December 2010.
Pension and Other Postretirement Plan Funding. In 2012, NiSource contributed $3.7 million to its pension plans and $47.3 million to its postretirement medical and life plans. In 2013, NiSource expects to make contributions of approximately $11.3 million to its pension plans and approximately $40.4 million to its postretirement medical and life plans. At December 31, 2012, NiSource’s pension and other post-retirement benefit plans were underfunded by $631.0 million and $462.5 million, respectively.

Investing Activities
The tables below reflect actual capital expenditures and certain other investing activities by segment for 2010, 2011 and 2012, and estimates for 2013.

(in millions)	2013E	2012	2011	2010
Gas Distribution Operations	$655.2	$649.4	$539.4	$409.7
Gas Transmission and Storage Operations	697.6	489.6	301.5	302.0
Electric Operations	434.1	422.8	267.7	190.3
Corporate and Other Operations	26.2	23.3	22.0	9.6
Total	$1,813.1	$1,585.1	$1,130.6	$911.6
For 2013, the projected capital program and certain other investing activities are expected to be $1,813.1 million, which is $228.0 million higher than the 2012 capital program. This increased spending is mainly due to higher expenditures at the Gas Transmission

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

and Storage Operations segment for integrity management pipeline spending and planned pipeline replacements related to the modernization replacement program.
For 2012, the capital expenditures and certain other investing activities were $1,585.1 million, an increase of $454.5 million compared to 2011. This increased spending is mainly due to higher expenditures for the infrastructure replacement programs in the Gas Distribution Operations segment, increased spending in the Gas Transmission and Storage Operations segment for various growth projects primarily in the Marcellus and Utica Shale areas, as well as expenditures under its modernization replacement program. Additionally, there were increased expenditures in the Electric Operations segment due primarily to the FGD projects.
For 2011, capital expenditures and certain other investing activities were $1,130.6 million, an increase of $219.0 million compared to 2010. This increased spending is mainly due to higher expenditures for the infrastructure replacement programs in the Gas Distribution Operations segment and increased growth expenditures in the Electric Operations segment which is primarily due to the FGD projects.
Restricted cash was $46.8 million and $160.6 million as of December 31, 2012 and 2011, respectively. The decrease in restricted cash was primarily a result of the winding down of NiSource’s unregulated natural gas marketing business.
NiSource received insurance proceeds for capital repairs of $6.5 million, zero and $5.0 million in 2012, 2011 and 2010, respectively.
Contributions to equity investees were $20.4 million, $6.4 million, and $87.9 million for 2012, 2011 and 2010, respectively. The increase in 2012 was the result of cash required for Millennium’s expansion projects.
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
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. The program capacity was expanded to $1.5 billion with the addition of RBS as a fifth dealer on February 15, 2013. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in May 2017.
NiSource Finance had $44.0 million borrowings outstanding under its five-year revolving credit facility at December 31, 2012 and borrowings of $725.0 million at December 31, 2011, at a weighted average interest rate of 3.73% and 1.99%, respectively. In addition, NiSource Finance had $499.6 million in commercial paper outstanding at December 31, 2012, at a weighted average interest rate of 1.11% and $402.7 million in commercial paper outstanding at December 31, 2011, at a weighted average interest rate of 1.01%.
As of December 31, 2012 and December 31, 2011, NiSource had $233.3 million and $231.7 million, respectively, of short-term borrowings recorded on the Consolidated Balance Sheets and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 19, “Transfers of Financial Assets” in the notes to Consolidated Financial Statements.
As of December 31, 2012 NiSource had $36.4 million of stand-by letters of credit outstanding of which $18.3 million were under the revolving credit facility. At December 31, 2011, NiSource had $37.5 million of stand-by letters of credit outstanding of which $19.2 million were under the revolving credit facility.
As of December 31, 2012, an aggregate of $938.1 million of credit was available under the credit facility.
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
NISOURCE INC.

of NiSource common stock and receiving cash proceeds of $339.1 million. Cash proceeds related to the settlement of the Forward Agreements are recorded in the issuance of common stock line in the financing activities section of the Statement of Consolidated Cash Flows for the period ended December 31, 2012. Additionally, refer to Note 1-M, "Earnings Per Share" in the Notes to Consolidated Financial Statements, for information regarding the dilutive impact to EPS of the Forward Agreements.
Debt Covenants. NiSource is subject to a financial covenant under its five-year revolving credit facility and its three-year term loan issued April 5, 2012, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2012, the ratio was 59.3%.
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
Credit Ratings. On December 11, 2012, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. On November 16, 2012, Moody's Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody's outlook for NiSource and all of its subsidiaries is stable. On February 29, 2012, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's, Moody's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $27.8 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. Under Columbia of Pennsylvania's trade receivables sales program, an event of termination occurs if NiSource's debt rating is withdrawn by either Standard & Poor's or Moody's, or falls below BB- or Ba3 at either Standard & Poor's or Moody's, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and service obligations for various services including pipeline capacity and IBM outsourcing. The total contractual obligations in existence at December 31, 2012 and their maturities were:

(in millions)	Total	2013	2014	2015	2016	2017	After
Long-term debt (1)	$7,237.4	$489.2	$541.3	$480.0	$421.5	$589.5	$4,715.9
Capital leases (2)	258.1	24.9	25.2	24.5	20.9	20.9	141.7
Interest payments on long-term debt	4,227.8	373.6	363.2	356.0	328.7	300.9	2,505.4
Operating leases	172.9	43.4	39.1	28.5	22.5	15.7	23.7
Energy commodity contracts	374.2	187.1	105.9	73.8	1.5	1.5	4.4
Service obligations:
Pipeline service obligations	1,529.5	242.5	228.4	202.4	160.4	141.0	554.8
IBM service obligations	186.8	75.0	72.3	34.3	3.4	1.8	—
Vertex Outsourcing LLC service obligations	30.7	12.3	12.3	6.1	—	—	—
Other service obligations	267.3	94.3	82.2	84.9	3.9	2.0	—
Other liabilities	51.7	51.7	—	—	—	—	—
Total contractual obligations	$14,336.4	$1,594.0	$1,469.9	$1,290.5	$962.8	$1,073.3	$7,945.9
(1) Long-term debt balance excludes unamortized discounts of $41.3 million and non-recourse debt of $5.5 million related to NDC Douglas Properties.
(2) Capital lease payments shown above are inclusive of interest totaling $84.6 million. Also included are minimum lease payments for an office building that the Company will not occupy until 2014.
NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the stated coupon and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2012. For 2013, NiSource projects that it will be required to make interest payments of approximately $433.5 million, which includes $373.6 million of interest payments related to its long-term debt outstanding as of December 31, 2012. At December 31, 2012, NiSource also had $776.9 million in short-term borrowings outstanding.
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
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2013 to 2045, require NiSource to pay fixed monthly charges.
NiSource Corporate Services continues to pay IBM to provide business process and support functions to NiSource for amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. In December 2011, NiSource elected to extend certain information technology services. Under the amended agreement, at December 31, 2012, NiSource Corporate Services expects to pay $186.8 million to IBM in service fees as shown in the table above.
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay $30.7 million to Vertex Outsourcing LLC in service fees over the remaining two and one-half year term.
Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2015 and are included within “Other service obligations” in the table of contractual obligations.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and Northern Indiana will continue to pay for the services under a combination of fixed and variable charges. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualified as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012. Future payments for this capital lease are included within “Capital leases” in the table of contractual obligations.
NiSource’s expected payments included within “Other liabilities” in the table of contractual commitments above contains employer contributions to pension and other postretirement benefits plans expected to be made in 2013. Plan contributions beyond 2013 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2013, NiSource expects to make contributions of approximately $11.3 million to its pension plans and approximately $40.4 million to its postretirement medical and life plans. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.
Not included in the table above are $28.4 million of estimated federal and state income tax liabilities, including interest. If or when such amounts may be settled is uncertain and cannot be estimated at this time. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.
NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as, “Other Liabilities and Deferred Credits,” on the Consolidated Balance Sheets, other than those described above.
NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $328.0 million in 2013, which are not included in the table above.

Off Balance Sheet Items
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $52.2 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas and electricity. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Market Risk Disclosures
Risk is an inherent part of NiSource’s energy businesses. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal risks that are involved in NiSource’s energy businesses: commodity market risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. NiSource’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. In recognition of the increasingly varied and complex nature of the energy business, NiSource’s risk management processes, policies and procedures continue to evolve and are subject to ongoing review and modification.
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
All derivatives classified as hedges are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as regulatory assets or liabilities as appropriate. During 2012 and 2011, no income was recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges. During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind-down of the unregulated natural gas marketing business. During 2012, NiSource settled a majority of the contracts related to the reserve noted above and wrote off $43.8 million of price risk assets. Additionally, NiSource has a notes receivable balance related to the settlements of $12.1 million as of December 31, 2012.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on its $250 million three-year bank term loan which reprices monthly, and on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $14.2 million and $16.5 million for the years 2012 and 2011, respectively.
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
As of December 31, 2012, $500.0 million of NiSource Finance’s existing long-term debt is subject to fluctuations in interest rates as a result of these fixed-to-variable interest rate swap transactions.
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
On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource affiliates. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses, for a total cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of December 31, 2012, NiSource affiliates maintained a reserve for the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.
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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the gas marketing portfolio on an average, high and low basis was $0.1 million, $0.2 million and zero during 2012, respectively. Prospectively, management has set the VaR limit at $0.4 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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
Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $2,187.2 million and $1,764.9 million at December 31, 2012, and $2,147.9 million and $1,775.9 million at December 31, 2011, respectively. For additional information, refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for the application of ASC Topic 980, Regulated Operations. In such event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery is approved by the appropriate regulatory bodies that would meet the requirements under GAAP for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of ASC Topic 980, Regulated Operations, NiSource would be required to apply the provisions of ASC Topic 980-20, Discontinuation of Rate-Regulated Accounting. In management’s opinion, NiSource’s regulated subsidiaries will be subject to ASC Topic 980, Regulated Operations for the foreseeable future.
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets. Regulatory assets requiring specific regulatory action amounted to $146.2 million at December 31, 2012. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
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
Goodwill. NiSource’s goodwill assets at December 31, 2012 were $3,677.3 million, most of which resulted from the acquisition of Columbia on November 1, 2000. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at December 31, 2012, related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992, were $18.8 million. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of May 1, 2012. The goodwill test utilized both an income approach and a market approach. In performing the goodwill test, NiSource made certain required key assumptions, such as long-term growth rates, discount rates and fair market values.

These key assumptions required significant judgment by management which are subjective and forward-looking in nature. To assist in making these judgments, NiSource utilized third-party valuation specialists in both determining and testing key assumptions used in the analysis. NiSource based its assumptions on projected financial information that it believes is reasonable; however, actual results may differ materially from those projections. NiSource used discount rates of 5.60% for both Columbia Transmission Operations and Columbia Distribution Operations. The step 1 goodwill impairment test resulted in the fair value of both Columbia Transmission Operations and Columbia Distribution Operations reporting units to be above carrying value by approximately $1,643.0 million and $1,682.0 million, respectively.
Goodwill at Northern Indiana Gas Distribution Operations related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $18.8 million was also tested for impairment as of May 1, 2012. The income approach was used to determine the fair value of the Northern Indiana Gas Distribution reporting unit. Key assumptions in the income approach were a discount rate of 5.60% and a growth rate based on the cash flow from operations. These cash flows factor in the regulatory environment and planned growth initiatives. The step 1 goodwill impairment test resulted in the fair value of the Northern Indiana Gas Distribution reporting unit to be above the carrying value by $356.0 million.
Although there was no goodwill asset impairment as of May 1, 2012, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization stays below book value for an extended period of time. No impairment triggers were identified subsequent to May 1, 2012.
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
Bargaining Unit Contract
As of December 31, 2012, NiSource had 8,286 employees of whom 3,360 were subject to collective bargaining agreements. Agreements were reached with the respective unions whose collective bargaining agreements were set to expire during 2012. Two additional collective bargaining contracts, covering approximately 149 employees, are set to expire during 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Dodd-Frank Financial Reform Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter (“OTC”) derivative market, requiring certain OTC transactions in instruments defined as “swaps” under the new regulations to be cleared through a clearing house and requiring cash margins to be posted for those transactions. During 2012, the Commodity Futures Trading Commission ("CFTC') finalized most of its remaining key regulations under the Act, which started to go into effect in late 2012 in accordance with a schedule promulgated by the CFTC. Under the CFTC’s final rules, very few of NiSource’s transactions will be considered uncleared “swaps.” To the extent any of NiSource's transactions come within the definition of a swap, it is expected that NiSource will qualify as an "end user" and, therefore, various exemptions from mandatory clearing and real-time reporting will apply to most such transactions. While the Act and the new regulations are expected to have some impact on capital markets and derivatives markets generally, NiSource does not expect the Act to have any material effect on its operations.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations

Year Ended December 31, (in millions)	2012	2011	2010
Net Revenues
Sales Revenues	$2,663.5	$3,460.4	$3,630.5
Less: Cost of gas sold (excluding depreciation and amortization)	1,166.9	1,910.2	2,058.8
Net Revenues	1,496.6	1,550.2	1,571.7
Operating Expenses
Operation and maintenance	757.3	831.0	855.8
Depreciation and amortization	189.9	171.5	237.0
Impairment and loss on sale of assets, net	0.6	1.0	—
Other taxes	154.7	167.8	159.4
Total Operating Expenses	1,102.5	1,171.3	1,252.2
Operating Income	$394.1	$378.9	$319.5

Revenues ($ in Millions)
Residential	$1,685.2	$2,220.9	$2,134.8
Commercial	549.0	724.8	707.7
Industrial	174.3	218.0	215.4
Off-System Sales	176.2	267.2	295.4
Other	78.8	29.5	277.2
Total	$2,663.5	$3,460.4	$3,630.5
Sales and Transportation (MMDth)
Residential sales	226.5	254.5	258.0
Commercial sales	156.2	168.6	166.8
Industrial sales	478.2	431.8	385.9
Off-System Sales	61.5	62.4	71.9
Other	0.3	0.3	0.7
Total	922.7	917.6	883.3
Heating Degree Days	4,799	5,434	5,547
Normal Heating Degree Days	5,664	5,633	5,633
% Warmer than Normal	15%	4%	2%
Customers
Residential	3,058,839	3,039,579	3,039,874
Commercial	280,842	280,521	281,473
Industrial	7,552	7,861	7,668
Other	22	19	65
Total	3,347,255	3,327,980	3,329,080
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

Market Conditions
During 2012, spot prices at the Henry Hub for the winter of 2012-2013 have primarily been in the $3.02 - $3.70/Dth range compared to prices in the $2.80 - $3.70/Dth range experienced during the winter of 2011-2012.
Entering the 2012-2013 winter season, national storage levels were 109 Bcf below the prior year but 244 Bcf ahead of the 5 year average inventory levels (based on 11/8/2012 Energy Information Administration storage report). During the summer of 2012, prices ranged between $2.04 and $3.01/Dth which were lower than those prices experienced in the summer of 2011.
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
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2010, 2011 and 2012 and estimates for 2013.

(in millions)	2013E	2012	2011	2010
System Growth	$115.5	$126.4	$81.5	$94.1
Maintenance and Other	539.7	523.0	457.9	315.6
Total	$655.2	$649.4	$539.4	$409.7
The Gas Distribution Operations segment’s capital expenditures and other investing activities were $649.4 million in 2012 and are projected to be $655.2 million in 2013. Capital expenditures for 2012 were higher than 2011 by approximately $110.0 million primarily due to increased spending on infrastructure replacement projects. The estimated 2013 capital expenditures are comparable to 2012 and continue to reflect spending on infrastructure replacement programs in Ohio, Kentucky, Pennsylvania, Virginia, Maryland and Massachusetts. Capital expenditures for 2011 were higher than 2010 by approximately $129.7 million primarily due to increased spending on infrastructure replacement projects.

Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.
Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. In addition, usage for the year ended December 31, 2012 declined from the same period last year primarily due to warmer than normal weather. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with cost incurrence. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. In its 2011 rate case, Columbia of Pennsylvania implemented a higher fixed residential customer charge. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes, moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2012, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Springfield, MA Incident
On November 23, 2012, while Columbia of Massachusetts was investigating the source of an odor of gas at a service location in Springfield, Massachusetts, a gas service line was pierced and an explosion occurred. While this explosion impacted multiple buildings and resulted in several injuries, no life threatening injuries or fatalities have been reported. Columbia of Massachusetts is fully cooperating with both the Massachusetts DPU and the Occupational Safety & Health Administration in their investigations of this incident. Columbia of Massachusetts believes any costs associated with damages, injuries, and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements.
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
Weather in the Gas Distribution Operations service territories for 2012 was about 15% warmer than normal and was about 12% warmer than 2011, decreasing net revenues by approximately $37 million for the year ended December 31, 2012 compared to 2011.
Weather in the Gas Distribution Operations service territories for 2011 was about 4% warmer than normal and was about 2% warmer than 2010, decreasing net revenues by approximately $6 million for the year ended December 31, 2011 compared to 2010.
Throughput
Total volumes sold and transported for the year ended December 31, 2012 were 922.7 MMDth, compared to 917.6 MMDth for 2011. This increase is primarily attributable to higher throughput to industrial customers due mainly to the improved economy, partially offset by decreased throughput to residential and commercial customers as a result of warmer weather experienced in 2012.

Total volumes sold and transported for the year ended December 31, 2011 were 917.6 MMDth, compared to 883.3 MMDth for 2010. This increase reflected higher throughput to industrial customers attributable mainly to the improved economy.

NiSource throughput reported does not directly correlate to the results of Gas Distribution Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

Net Revenues
Net revenues for 2012 were $1,496.6 million, a decrease of $53.6 million from the same period in 2011, due primarily to lower regulatory and tax trackers, which are offset in expense, of $53.7 million, and the effects of warmer weather of $36.9 million. These decreases in net revenues were partially offset by an increase of $34.9 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio's approved infrastructure replacement program and the 2011 rate case at Columbia of Pennsylvania.

Net revenues for 2011 were $1,550.2 million, a decrease of $21.5 million from the same period in 2010, due primarily to a decrease in net regulatory and tax trackers of $51.8 million, which are offset in expense, lower off-system sales of $18.8 million primarily as a result of the standard service offer auction at Columbia of Ohio in the second quarter of 2010, and a decrease in industrial margins of $7.6 million. The decreases in net revenues were partially offset by an increase of $30.3 million for other regulatory and service programs, including impacts from the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program and rate cases at various NiSource LDCs. Additionally, there was an increase of $14.1 million in residential and commercial margins. Net revenues also increased $5.7 million as the result of a contract accrual that was established in 2010, $2.8 million from Bear Garden Station which was placed into service in July of 2010, and $2.5 million related to a reserve for unaccounted for gas recorded in 2010.

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to Other gross revenues for the twelve months ended December 31, 2012 and 2011 were a revenue increase of $31.3 million and a revenue decrease of $180.3 million, respectively.

Operating Income
For 2012, Gas Distribution Operations reported operating income of $394.1 million, an increase of $15.2 million from the comparable 2011 period. Operating income increased due to lower operating expenses partially offset by lower net revenues, described above. Operating expenses decreased $68.8 million due to lower regulatory and tax trackers, which are offset in net revenue, of $53.7 million and decreased environmental costs of $35.0 million primarily attributable to estimated MGP remediation incurred in 2011. Additionally, operating expenses declined due to decreased employee and administrative costs, primarily pension, of $3.5 million and a decline in uncollectibles of $2.5 million. These decreases were partially offset by increased depreciation and amortization of $18.3 million as a result of an increase in capital expenditures, higher outside services of $5.9 million and increased materials and supplies of $3.6 million.

For 2011, Gas Distribution Operations reported operating income of $378.9 million, an increase of $59.4 million from the comparable 2010 period. The increase in operating income was primarily attributable to lower operating expenses partially offset by lower net revenues described above. Operating expenses decreased $80.9 million as a result of a decrease of $65.5 million in depreciation costs primarily due to new approved depreciation rates at Northern Indiana and $55.0 million as a result of lower regulatory trackers, which are offset in net revenue. These decreases were partially offset by an increase in environmental costs of $25.8 million as a result of the increase in estimated MGP remediation costs and higher employee and administrative costs of $13.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Transmission and Storage Operations

Year Ended December 31, (in millions)	2012	2011	2010
Net Revenues
Transportation revenues	$721.8	$775.4	$728.4
Storage revenues	196.7	196.1	198.7
Other revenues	83.0	34.1	22.1
Total Sales Revenue	1,001.5	1,005.6	949.2
Less: Cost of sales (excluding depreciation and amortization)	1.1	—	—
Net Revenues	1,000.4	1,005.6	949.2
Operating Expenses
Operation and maintenance	476.3	473.5	399.6
Depreciation and amortization	99.3	130.0	130.7
(Gain)/loss on sale of assets and impairment, net	(0.6)	0.1	(0.1)
Other taxes	59.2	56.6	57.4
Total Operating Expenses	634.2	660.2	587.6
Equity Earnings in Unconsolidated Affiliates	32.2	14.6	15.0
Operating Income	$398.4	$360.0	$376.6

Throughput (MMDth)
Columbia Transmission	1,107.7	1,117.5	1,092.4
Columbia Gulf	894.3	1,048.0	848.4
Crossroads Gas Pipeline	15.7	18.7	25.4
Intrasegment eliminations	(422.6)	(548.5)	(568.7)
Total	1,595.1	1,635.7	1,397.5

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Transmission and Storage Operations

In 2010, Columbia Transmission received approval from the FERC to refunctionalize certain transmission assets to gathering and transferred these pipeline facilities to a newly formed affiliate, NiSource Midstream. These facilities are included in providing non-FERC jurisdiction gathering services to producers in the Majorsville, PA vicinity. Two of the three projects were completed and placed into service on August 1, 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. Precedent agreements were executed by anchor shippers in the fourth quarter of 2009, which were superseded by the execution of long-term service agreements in August and September 2010. In the fourth quarter of 2010, construction began on the third project on a pipeline to deliver residue gas from the Majorsville MarkWest Liberty processing plant to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This project was placed into service in April 2011.

Clendenin Project. Construction began on this approximately $18 million capital project in 2010 to modify existing facilities in the Clendenin, West Virginia area to move Marcellus production to liquid market centers. The Clendenin project provides the Gas Transmission and Storage Operations segment the ability to meet incremental transportation demand of up to 150,000 Dth per day. Long-term firm transportation contracts for 133,100 Dth have been executed, some of which began in the third quarter of 2010 and others that began in June 2011.

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

Growth Projects in Progress
Big Pine Gathering System Project. The Gas Transmission and Storage Operations segment is making an investment of approximately $160 million, which includes right-of-way acquisitions and installation, refurbishment and operation of approximately 57 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline will have an initial combined capacity of 425,000 Dth per day. Natural gas will initially be sourced from XTO Energy Inc., a subsidiary of ExxonMobil, Butler County, Pennsylvania production, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project is expected to be fully in service by April 2013.

Power Plant Generation Project. The Gas Transmission and Storage Operations segment is spending approximately $36 million on an expansion project, which includes new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric and Power Company. This project will expand the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.

West Side Expansion. The Gas Transmission and Storage Operations segment is planning to invest approximately $200 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provide a backhaul transportation path to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 444,000 Dth per day from the Smithfield and Waynesburg areas and up to 540,000 Dth per day from Leach to Rayne transporting Marcellus production under long-term, firm contracts. The project is expected to be in service by the fourth quarter of 2014 with limited interim service provided in 2012 through 2014.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Transmission and Storage Operations

Equity Investments
Pennant. NiSource Midstream entered into a 50:50 joint venture in 2012 with affiliates of Hilcorp to construct new wet natural gas gathering pipeline infrastructure and natural gas liquids (NGL) processing facilities to support natural gas production in the Utica Shale region of northeastern Ohio and western Pennsylvania. NiSource Midstream and Hilcorp jointly own Pennant with NiSource Midstream serving as the operator of Pennant and the facilities. NiSource accounts for the joint venture under the equity method of accounting.

Pennant is investing in the construction of approximately 50 miles of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 600 Mcf per day. In addition, Pennant is installing an initial 200 Mcf per day cryogenic natural gas processing plant in Ohio. Consistent with the terms of the joint venture, NiSource Midstream will operate the cryogenic processing facility and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with interest in obtaining capacity on the system. NiSource Midstream's initial investment in this area, including the pipeline and the processing plant, is expected to be approximately $150 million. The facilities are expected to be in service in the second half of 2013.

During 2012, NiSource Midstream made cash and property contributions to Pennant of $2.9 million and $19.8 million, respectively.

Millennium. Millennium operates approximately 250 miles of pipeline granted under the authority of the FERC. The Millennium pipeline has the capability to transport up to 525,400 Dth per day of natural gas to markets along its route, which lies between Corning, New York and Ramapo, New York, as well as to the New York City market through its pipeline interconnections. Columbia Transmission owns a 47.5% interest in Millennium and acts as operator for the pipeline in partnership with DTE Millennium Company and National Grid Millennium LLC, which each own an equal remaining share of the company.

In 2012, Columbia Transmission made contributions of $17.6 million to Millennium to fund its share of capital projects and received distributions of earnings of $31.4 million. For the same period last year, contributions of $6.2 million were made and distributions of earnings of $14.3 million were received.

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

NiSource received $3.5 million and $4.5 million of available accumulated earnings in 2012 and 2011, respectively. NiSource made no contributions during 2012 or 2011.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on regulatory matters for the Gas Transmission and Storage Operations segment.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2010, 2011 and 2012 and estimates for 2013.

(in millions)	2013E	2012	2011	2010
System Growth	$310.0	$235.0	$81.5	$152.4
Modernization and Maintenance	387.6	254.6	220.0	149.6
Total	$697.6	$489.6	$301.5	$302.0
Capital expenditures in the Gas Transmission and Storage Operations segment in 2012 increased by $188.1 million relative to 2011 due to system growth in the Marcellus Shale area. The capital expenditure program and other investing activities in 2013 are projected to be approximately $697.6 million, which is an increase of $208.0 million over 2012. The increase from 2012 to 2013 is expected for the modernization program and system growth primarily in the Marcellus and Utica Shale areas.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Transmission and Storage Operations segment due to changes in near-term supply and demand conditions. The following percentages exclude the impact of the $50 million refund recorded in the third quarter of 2012 resulting from the Columbia Transmission customer settlement. For the year ended December 31, 2012, approximately 91.4% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.7% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.7% and 6.1% respectively, for the year ended December 31, 2011.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Gas Transmission and Storage Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the year ended December 31, 2012 and 2011, approximately 2.9% and 2.2%, respectively, of the transportation revenues were derived from interruptible contracts.

Environmental Matters
Currently, various environmental matters impact the Gas Transmission and Storage Operations segment. As of December 31, 2012, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Transmission and Storage Operations segment.

Sissonville, WV Incident
On December 11, 2012, a buried 20-inch diameter gas pipeline owned by Columbia Transmission ruptured in Sissonville, West Virginia. The incident resulted in no fatalities or life threatening injuries. Columbia Transmission is fully cooperating with the National Transportation Safety Board, the U.S. Pipeline and Hazardous Materials Safety Administration, the West Virginia Public Service Commission and other state and local authorities to thoroughly test, inspect, and verify the safety and operational integrity of the system. Columbia Transmission believes any costs associated with damages, injuries, and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements.
Throughput
Columbia Transmission provides transportation and storage services for LDCs and other customers across its system, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Billed throughput for Columbia Transmission consists of deliveries off of its system excluding gas delivered to storage for later delivery. Billed throughput for Columbia Gulf reflects transportation services for gas delivered through its mainline and laterals. Crossroads Pipeline’s throughput comes from deliveries it makes to its customers and other pipelines that are located in northern Indiana and Ohio. Intersegment eliminations represent gas delivered to affiliated pipelines within the segment.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,595.1 MMDth for 2012, compared to 1,635.7 MMDth for the same period in 2011. The decrease of 40.6 MMDth was primarily attributable to warmer winter weather in 2012, which drove a vast majority of the decrease on the Columbia Transmission system. Fewer deliveries were made on the Columbia Gulf system to Columbia Transmission at Leach, Kentucky because of the impact from increased production of Appalachian shale

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Transmission and Storage Operations (continued)

gas and the warmer winter weather. The increase in shale gas from the Appalachian, Haynesville and Barnett shale areas has also led to an increase in non-traditional throughput on Columbia Gulf in the form of deliveries to other interstate pipelines at liquid market centers on the Columbia Gulf system.
Throughput for the Gas Transmission and Storage Operations segment totaled 1,635.7 MMDth for 2011, compared to 1,397.5 MMDth in 2010. The increase of 238.2 MMDth was primarily due to increased transportation from the Marcellus, Haynesville and Barnett shale areas and increased deliveries to the power generation plants of the LDCs due to the more advantageous pricing of gas compared to coal. Additionally, there were increased deliveries to local utilities to satisfy heating demand during a colder than normal winter early in 2011.
Net Revenues
Net revenues were $1,000.4 million for 2012, a decrease of $5.2 million from the same period in 2011, primarily due to the customer settlement at Columbia Transmission which decreased net revenues by $81.7 million. Additionally, there was a decrease in condensate revenue of $4.3 million, and a settlement of $2.8 million during the second quarter of 2011 and lower retainage revenues of $2.4 million primarily due to reversal of gas retained reserves in the fourth quarter of 2011. These decreases were partially offset by increased regulatory trackers, which are offset in expense, of $48.6 million, higher demand margin revenue of $21.9 million primarily as a result of growth projects placed into service, an increase of $8.3 million from the impact of higher rates at Columbia Gulf, an increase of $6.1 million from shorter term transportation services, and higher mineral rights royalty revenue of $4.1 million.

Net revenues were $1,005.6 million for 2011, an increase of $56.4 million from the same period in 2010, primarily due to higher demand margin revenue of $32.3 million as a result of new growth projects. Additionally, there was an increase of $14.8 million due to the net impact of the rate case filing at Columbia Gulf. Net revenues also increased due to increased midstream revenue of $10.6 million, higher mineral rights royalty revenues of $8.4 million, increased regulatory trackers of $5.9 million, which are offset in expense, and a one-time settlement of $2.8 million. These increases in net revenues were partially offset by the impact of $8.3 million related to the recognition in 2010 of revenue for a previously deferred gain for native gas contributed to Hardy Storage from Columbia Transmission following Hardy Storage securing permanent financing. Additionally, revenues decreased due to lower shorter term transportation and storage services of $6.7 million and the impact of $5.4 million of fees received from a contract buy-out during the second quarter of 2010.

Operating Income
Operating income was $398.4 million for 2012, an increase of $38.4 million from the comparable period in 2011. Operating income increased as a result of a decrease in operating expenses and an increase in equity earnings partially offset by lower net revenues, as described above. Operating expenses decreased $26.0 million primarily due to a decrease in employee and administrative costs of $44.7 million, driven primarily by decreased pension contributions, lower depreciation and amortization of $30.7 million largely as a result of the Columbia Transmission customer settlement, decreased environmental costs of $12.1 million primarily due to the 2011 environmental remediation liability adjustment, and a decrease in software costs of $4.9 million. These decreases were partially offset by increased regulatory trackers, which are offset in revenue, of $48.6 million, increased outside services of $6.2 million primarily due to the timing of maintenance projects, the write-off of capital project costs of $4.3 million, higher other taxes of $2.6 million, primarily attributable to higher property taxes on increased plant investments, higher costs associated with leases and rent of $2.1 million, and increased retainage costs of $1.9 million. Equity earnings increased $17.6 million primarily from increased earnings at Millennium due to higher demand and commodity revenues.

Operating income was $360.0 million for 2011, a decrease of $16.6 million from the comparable period in 2010. Operating income decreased as a result of higher operating expenses and lower equity earnings partially offset by higher net revenues, as described above. Operating expenses increased $72.6 million primarily due to an increase in employee and administrative costs of $50.8 million, driven largely by pension contributions, higher environmental costs of $12.4 million, and higher regulatory trackers of $5.9 million, which are offset in net revenues. Additionally, there was an increase of $4.9 million in software costs and $4.1 million in separation costs. These increases were partially offset by a decrease of $8.0 million in outside service costs. Equity earnings decreased $0.4 million compared to 2010 as a result of lower earnings at Millennium.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations

Year Ended December 31, (in millions)	2012	2011	2010
Net Revenues
Sales revenues	$1,509.7	$1,429.3	$1,381.5
Less: Cost of sales (excluding depreciation and amortization)	495.9	545.5	504.8
Net Revenues	1,013.8	883.8	876.7
Operating Expenses
Operation and maintenance	451.9	403.8	386.5
Depreciation and amortization	249.7	214.7	211.8
Impairment and (gain)/loss on sale of assets, net	—	0.4	—
Other taxes	61.4	56.5	58.6
Total Operating Expenses	763.0	675.4	656.9
Operating Income	$250.8	$208.4	$219.8

Revenues ($ in millions)
Residential	$410.4	$393.9	$393.2
Commercial	413.7	382.1	372.7
Industrial	589.3	582.1	508.9
Wholesale	19.0	27.6	30.4
Other	77.3	43.6	76.3
Total	$1,509.7	$1,429.3	$1,381.5
Sales (Gigawatt Hours)
Residential	3,524.3	3,526.5	3,625.6
Commercial	3,863.1	3,886.5	3,919.9
Industrial	9,251.0	9,257.6	8,459.0
Wholesale	250.8	651.6	817.1
Other	119.1	165.5	186.4
Total	17,008.3	17,487.7	17,008.0
Cooling Degree Days	1,054	907	977
Normal Cooling Degree Days	814	808	808
% Warmer than Normal	29%	12%	21%
Electric Customers
Residential	401,177	400,567	400,522
Commercial	53,969	54,029	53,877
Industrial	2,445	2,405	2,432
Wholesale	725	737	740
Other	6	17	15
Total	458,322	457,755	457,586
Electric Supply
On October 28, 2011, Northern Indiana filed its 2011 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost-effectively meet Northern Indiana customers' future energy requirements over the next twenty years. Existing resources are expected to be sufficient, assuming favorable outcomes for environmental upgrades, to meet customers' needs for the next decade. Northern Indiana continues to monitor and assess economic, regulatory and legislative activity, and will update its resource plan as appropriate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Market Conditions
Northern Indiana’s mwh sales to steel-related industries accounted for approximately 63.4% and 64.0% of the total industrial mwh sales for the year ended December 31, 2012 and 2011, respectively. Northern Indiana’s industrial sales volumes and revenues stayed flat in 2012 as compared to 2011 as the steel industry stabilized at higher production levels. Predominant factors are global and domestic manufacturing demand and industry consolidation. Steel-related mwh volumes and demands have stabilized considerably since the volatility of the 2008-2009 period and the steel producers in Northern Indiana’s service territory continue to see modest increases in production.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2010, 2011 and 2012 and estimates for 2013.

(in millions)	2013E	2012	2011	2010
System Growth	$23.2	$28.9	$28.0	$25.8
Maintenance and Other	410.9	393.9	239.7	164.5
Total	$434.1	$422.8	$267.7	$190.3
The Electric Operations’ capital expenditure program and other investing activities in 2012 were higher by $155.1 million compared to 2011. The increase was primarily attributable to increased environmental tracker capital for FGD projects in the generation fleet. The estimated 2013 capital expenditures are comparable to 2012 and continue to reflect spending on the environmental tracker capital projects in the generation fleet.
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
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2012, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales were 17,008.3 gwh for the year ended 2012, a decrease of 479.4 gwh compared to 2011. The 2.7% decrease is primarily attributable to a decrease in off system sales opportunities related to lower market prices.

Electric Operations sales were 17,487.7 gwh for the year ended 2011, an increase of 479.7 gwh compared to 2010. The 2.8% increase occurred primarily from higher industrial volumes as a result of improvement in overall economic conditions.

Net Revenues
Net revenues were $1,013.8 million for 2012, an increase of $130.0 million from the same period in 2011, primarily due to increased industrial, commercial and residential margins of $66.5 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $57.6 million as the electric rate case discontinued these credits. Net revenues also increased as a result of an increase in a RTO recovery mechanism of $10.6 million and the recognition of emission allowances that were deferred in previous periods of $6.2 million. Additionally, net revenues increased $3.5 million due to recovered margins related to lost consumption due to Northern Indiana's participation in energy savings programs, $2.6 million due to the effects of weather and increased environmental trackers, which are offset in expense, of $1.7 million. These increases were partially offset by a decrease in environmental cost recovery of $21.3 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Net revenues were $883.8 million for 2011, an increase of $7.1 million from the same period in 2010, primarily due to increased industrial usage and margins of $18.7 million from improved economic conditions, $9.5 million in lower revenue credits compared to the prior year, and higher environmental trackers of $5.5 million, which are offset in expense. The increases were partially offset by a decrease in residential and commercial margins of $12.2 million, and lower environmental cost recovery of $12.0 million due to a decrease in net plant eligible for a return and a decrease in the allowed rate of return.

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the twelve months ended December 31, 2012 and 2011 were revenue decreases of $2.2 million and $20.6 million, respectively.
Operating Income
Operating income for 2012 was $250.8 million, an increase of $42.4 million from the same period in 2011 primarily due to an increase in net revenues, as described above, partially offset by an increase in operating expenses. Operating expenses increased $87.6 million primarily due to higher depreciation costs of $35.0 million mainly related to depreciation for Sugar Creek and an increase in MISO fees of $16.0 million, both of which were previously deferred and the electric rate case resulted in the expiration of those deferrals. Additionally, operating expenses increased due to higher employee and administration expenses of $17.7 million primarily due to increased pension costs and increased employee headcount, increased electric generation costs of $9.2 million, and higher property taxes of $4.7 million as a result of increased tax rates and basis. Additionally, there was an increase due to environmental reserves of $2.8 million, increased environmental trackers, which are offset in revenue, of $1.7 million, and higher storm damage costs of $1.9 million. These increases were partially offset by decreased rate case filing expenses of $6.3 million related to the 2011 electric rate case filing.
Operating income for 2011 was $208.4 million, a decrease of $11.4 million from the same period in 2010 due to higher operating expenses partially offset by higher net revenues described above. Operating expenses increased $18.5 million due primarily to increased employee and administrative costs of $14.8 million and higher outside service costs of $8.4 million. These increases were partially offset by a $4.9 million one-time inventory adjustment recorded in 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 19, 2013

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012, of the Company and our report dated February 19, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 19, 2013

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2012	2011	2010
Net Revenues
Gas Distribution	$1,959.8	$2,917.9	$3,094.0
Gas Transportation and Storage	1,462.4	1,354.6	1,261.4
Electric	1,507.7	1,427.7	1,379.3
Other	131.3	274.5	636.5
Gross Revenues	5,061.2	5,974.7	6,371.2
Cost of Sales (excluding depreciation and amortization)	1,541.5	2,545.8	2,963.8
Total Net Revenues	3,519.7	3,428.9	3,407.4
Operating Expenses
Operation and maintenance	1,662.8	1,706.4	1,646.6
Depreciation and amortization	561.9	535.7	594.8
(Gain)/loss on sale of assets and impairment, net	(3.8)	16.8	2.0
Other taxes	288.3	294.5	287.2
Total Operating Expenses	2,509.2	2,553.4	2,530.6
Equity Earnings in Unconsolidated Affiliates	32.2	14.6	15.0
Operating Income	1,042.7	890.1	891.8
Other Income (Deductions)
Interest expense, net	(418.3)	(376.8)	(392.3)
Other, net	1.7	(7.4)	3.8
Loss on early extinguishment of long-term debt	—	(53.9)	(96.7)
Total Other Deductions	(416.6)	(438.1)	(485.2)
Income from Continuing Operations before Income Taxes	626.1	452.0	406.6
Income Taxes	215.5	157.2	129.8
Income from Continuing Operations	410.6	294.8	276.8
Income from Discontinued Operations - net of taxes	5.5	4.3	5.7
Gain on Disposition of Discontinued Operations - net of taxes	—	—	0.1
Net Income	$416.1	$299.1	$282.6

Basic Earnings Per Share ($)
Continuing operations	$1.41	$1.05	$1.00
Discontinued operations	0.02	0.01	0.02
Basic Earnings Per Share	$1.43	$1.06	$1.02

Diluted Earnings Per Share ($)
Continuing operations	$1.37	$1.02	$0.99
Discontinued operations	0.02	0.01	0.02
Diluted Earnings Per Share	$1.39	$1.03	$1.01

Dividends Declared Per Common Share	$0.94	$0.92	$0.92

Basic Average Common Shares Outstanding (millions)	291.9	280.4	277.8
Diluted Average Common Shares (millions)	300.4	288.5	280.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2012	2011	2010
Net Income	$416.1	$299.1	$282.6
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities(1)	(2.3)	1.2	1.1
Net unrealized gain (loss) on cash flow hedges(2)	3.2	3.0	(13.8)
Unrecognized pension benefit and OPEB costs(3)	(6.7)	(6.0)	0.7
Total other comprehensive loss	(5.8)	(1.8)	(12.0)
Total Comprehensive Income	$410.3	$297.3	$270.6

(1)	Net unrealized (losses) gains on available-for-sale securities, net of $1.7 million tax benefit, $0.7 million and $0.8 million tax expense in 2012, 2011 and 2010, respectively.

(2)
Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $2.1 million tax expense, $1.1 million tax benefit and $7.6 million tax expense in 2012, 2011 and 2010, respectively. Net unrealized gains on cash flow hedges includes gains of $1.0 million and $1.4 million, and losses of $15.4 million related to the unrealized gains and losses of interest rate swaps held by NiSource’s unconsolidated equity method investments in 2012, 2011 and 2010, respectively.

(3)	Unrecognized pension benefit and OPEB costs, net of $4.2 million tax benefit, $3.7 million and $0.4 million tax expense in 2012, 2011 and 2010, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2012	December 31, 2011
ASSETS
Property, Plant and Equipment
Utility Plant	$21,642.3	$20,299.7
Accumulated depreciation and amortization	(8,986.4)	(8,651.9)
Net utility plant	12,655.9	11,647.8
Other property, at cost, less accumulated depreciation	260.0	131.4
Net Property, Plant and Equipment	12,915.9	11,779.2
Investments and Other Assets
Assets of discontinued operations and assets held for sale	—	0.2
Unconsolidated affiliates	243.3	204.7
Other investments	194.4	150.9
Total Investments and Other Assets	437.7	355.8
Current Assets
Cash and cash equivalents	36.3	11.5
Restricted cash	46.8	160.6
Accounts receivable (less reserve of $24.0 and $30.5, respectively)	907.3	850.6
Income tax receivable	130.9	0.9
Gas inventory	326.6	427.6
Underrecovered gas and fuel costs	45.0	20.7
Materials and supplies, at average cost	97.4	86.6
Electric production fuel, at average cost	71.7	50.9
Price risk management assets	92.2	137.2
Exchange gas receivable	51.5	64.9
Assets of discontinued operations and assets held for sale	26.7	26.1
Regulatory assets	162.8	169.7
Prepayments and other	357.2	261.8
Total Current Assets	2,352.4	2,269.1
Other Assets
Price risk management assets	56.0	188.7
Regulatory assets	2,024.4	1,978.2
Goodwill	3,677.3	3,677.3
Intangible assets	286.6	297.6
Postretirement and postemployment benefits assets	—	31.5
Deferred charges and other	94.4	130.9
Total Other Assets	6,138.7	6,304.2
Total Assets	$21,844.7	$20,708.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2012	December 31, 2011
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 310,280,867 and 281,853,571 shares issued and outstanding, respectively	$3.1	$2.8
Additional paid-in capital	4,597.6	4,167.7
Retained earnings	1,059.6	917.0
Accumulated other comprehensive loss	(65.5)	(59.7)
Treasury stock	(40.5)	(30.5)
Total Common Stockholders’ Equity	5,554.3	4,997.3
Long-term debt, excluding amounts due within one year	6,819.1	6,267.1
Total Capitalization	12,373.4	11,264.4
Current Liabilities
Current portion of long-term debt	507.2	327.3
Short-term borrowings	776.9	1,359.4
Accounts payable	538.9	434.8
Customer deposits and credits	269.6	313.6
Taxes accrued	235.5	220.9
Interest accrued	133.7	111.9
Overrecovered gas and fuel costs	22.1	48.9
Price risk management liabilities	95.2	167.8
Exchange gas payable	146.2	168.2
Deferred revenue	42.8	9.7
Regulatory liabilities	171.6	112.0
Accrued liability for postretirement and postemployment benefits	6.1	26.6
Liabilities of discontinued operations and liabilities held for sale	3.9	0.4
Legal and environmental reserves	42.2	43.9
Other accruals	309.7	301.0
Total Current Liabilities	3,301.6	3,646.4
Other Liabilities and Deferred Credits
Price risk management liabilities	20.3	138.9
Deferred income taxes	2,953.3	2,541.9
Deferred investment tax credits	24.8	29.0
Deferred credits	84.1	78.9
Accrued liability for postretirement and postemployment benefits	1,107.3	953.8
Regulatory liabilities and other removal costs	1,593.3	1,663.9
Asset retirement obligations	160.4	146.4
Other noncurrent liabilities	226.2	244.7
Total Other Liabilities and Deferred Credits	6,169.7	5,797.5
Commitments and Contingencies (Refer to Note 20)	—	—
Total Capitalization and Liabilities	$21,844.7	$20,708.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2012	2011	2010
Operating Activities
Net Income	$416.1	$299.1	$282.6
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	—	53.9	96.7
Depreciation and amortization	561.9	535.7	594.8
Net changes in price risk management assets and liabilities	(18.5)	38.1	(5.5)
Deferred income taxes and investment tax credits	304.6	178.4	193.8
Deferred revenue	(8.3)	2.2	(20.4)
Stock compensation expense and 401(k) profit sharing contribution	45.0	39.2	30.9
(Gain) Loss on sale of assets	(4.1)	0.1	(0.1)
Loss on impairment of assets	0.3	16.7	2.1
Income from unconsolidated affiliates	(30.9)	(13.7)	(14.8)
Gain on disposition of discontinued operations - net of taxes	—	—	(0.1)
Income from discontinued operations - net of taxes	(5.5)	(4.3)	(5.7)
Amortization of discount/premium on debt	9.7	8.9	10.3
AFUDC equity	(10.6)	(2.4)	(6.1)
Distribution Received from Equity Earnings	34.9	18.8	12.9
Changes in Assets and Liabilities:
Accounts receivable	(51.3)	219.6	(243.6)
Income tax receivable	(130.0)	98.1	51.5
Inventories	62.4	(141.7)	103.3
Accounts payable	57.3	(154.8)	37.7
Customer deposits and credits	(44.0)	(4.5)	(25.0)
Taxes accrued	9.9	2.3	(116.9)
Interest accrued	21.8	(2.5)	(10.7)
(Under) Over recovered gas and fuel costs	(51.1)	127.5	(243.0)
Exchange gas receivable/payable	(8.6)	(100.1)	(14.2)
Other accruals	(26.2)	33.2	63.4
Prepayments and other current assets	(4.5)	(10.2)	(11.5)
Regulatory assets/liabilities	(51.7)	(322.9)	164.3
Postretirement and postemployment benefits	123.0	(92.7)	(146.6)
Deferred credits	4.9	(2.3)	(2.6)
Deferred charges and other noncurrent assets	71.9	6.9	7.9
Other noncurrent liabilities	(14.1)	82.0	(13.2)
Net Operating Activities from Continuing Operations	1,264.3	908.6	772.2
Net Operating Activities provided by (used for) Discontinued Operations	11.2	(38.4)	(46.8)
Net Cash Flows from Operating Activities	1,275.5	870.2	725.4
Investing Activities
Capital expenditures	(1,498.8)	(1,122.7)	(801.3)
Insurance recoveries	6.5	—	5.0
Proceeds from disposition of assets	25.6	9.4	0.5
Restricted cash deposits (withdrawals)	114.2	42.3	(28.2)
Contributions to equity investees	(20.4)	(6.4)	(87.9)
Distributions from equity investees	—	—	23.8
Other investing activities	(49.0)	(69.4)	(53.1)
Net Investing Activities used for Continuing Operations	(1,421.9)	(1,146.8)	(941.2)
Net Investing Activities used for Discontinued Operations	(3.3)	(2.5)	(2.1)
Net Cash Flows used for Investing Activities	(1,425.2)	(1,149.3)	(943.3)
Financing Activities
Issuance of long-term debt	991.4	890.0	244.6
Retirement of long-term debt	(331.6)	(286.9)	(977.7)
Premium and other debt related costs	(3.4)	(62.1)	(93.0)
Change in short-term debt, net	(582.2)	(23.1)	1,279.5
Issuance of common stock	383.5	24.4	14.4
Acquisition of treasury stock	(10.0)	(3.1)	(1.5)
Dividends paid - common stock	(273.2)	(257.8)	(255.6)
Net Cash Flows from Financing Activities	174.5	281.4	210.7
Change in cash and cash equivalents from continuing operations	16.9	43.2	41.7
Change in cash and cash equivalents from discontinued operations	7.9	(40.9)	(48.9)
Cash and cash equivalents at beginning of period	11.5	9.2	16.4
Cash and Cash Equivalents at End of Period	$36.3	$11.5	$9.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2012	2011
Columbia of Massachusetts:
Medium-Term Notes -
Interest rates between 6.26% and 6.43% with a weighted average interest rate of 6.30% and maturities between December 15, 2025 and February 15, 2028	$40.0	$40.0
Total long-term debt of Columbia of Massachusetts	40.0	40.0
Columbia:
Subsidiary debt - Capital lease obligations	11.1	2.2
Total long-term debt of Columbia	11.1	2.2
Capital Markets:
Senior Notes - 6.78%, due December 1, 2027	3.0	3.0
Medium-term notes -
Issued at interest rates between 7.82% and 7.99%, with a weighted average interest rate of 7.92% and various maturities between March 27, 2017 and May 5, 2027 (1)	106.0	106.0
Total long-term debt of Capital Markets	109.0	109.0
NiSource Corporate Services:
Capital lease obligations -
Interest rate of 3.290% due between June 30, 2015 and September 30, 2015	4.7	6.1
Interest rate of 3.264% due September 30, 2015	1.2	0.6
Interest rate of 6.709% due between June 30, 2015 and January 31, 2018	20.8	27.4
Interest rate of 9.840% due June 30, 2015	0.3	0.6
Interest rate of 5.586% due between June 30, 2015 and September 30, 2015	2.1	2.7
Total long-term debt of NiSource Corporate Services	29.1	37.4
NiSource Development Company:
NDC Douglas Properties - Notes Payable -
Interest rates between 4.00% and 5.56% with a weighted average interest rate of 4.70% and various maturities between May 1, 2028 and April 1, 2046 (1)	5.5	11.2
Total long-term debt of NiSource Development Company	5.5	11.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2012	2011
NiSource Finance:
Long-Term Notes -
6.15% - due March 1, 2013	—	420.3
5.40% - due July 15, 2014	500.0	500.0
Variable rate - due April 3, 2015	250.0	—
5.36% - due November 28, 2015	230.0	230.0
10.75% - due March 15, 2016	201.5	201.5
5.41% - due November 28, 2016	90.0	90.0
5.25% - due September 15, 2017	450.0	450.0
6.40% - due March 15, 2018	800.0	800.0
6.80% - due January 15, 2019	500.0	500.0
5.45% - due September 15, 2020	550.0	550.0
4.45% - due December 1, 2021	250.0	250.0
6.125% - due March 1, 2022	500.0	500.0
3.85% - due February 15, 2023	250.0	—
5.89% - due November 28, 2025	265.0	265.0
6.25% - due December 15, 2040	250.0	250.0
5.95% - due June 15, 2041	400.0	400.0
5.80% - due February 1, 2042	250.0	250.0
5.25% - due February 15, 2043	500.0	—
Fair value adjustment of notes for interest rate swap agreements	40.4	56.7
Unamortized premium and discount on long-term debt	(40.7)	(36.8)
Total long-term debt of NiSource Finance	6,236.2	5,676.7
Northern Indiana:
Capital lease obligations -
Interest rate of 3.95% due June 30, 2022	66.4	—
Pollution control bonds -
Reoffered interest rates between 5.60% and 5.85%, with a weighted average interest rate of 5.67% and various maturities between November 1, 2016 and April 1, 2019 (1)	226.0	244.0
Medium-term notes -
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.57% and various maturities between June 12, 2017 and August 4, 2027 (1)	95.5	145.5
Wind generation projects notes -
Variable rate of 3.25% at December 31, 2012 with amounts due at July 1, 2014 and October 28, 2014	0.9	1.7
Unamortized discount on long-term debt	(0.6)	(0.6)
Total long-term debt of Northern Indiana	388.2	390.6
Total long-term debt, excluding amount due within one year	$6,819.1	$6,267.1
(1) Interest rates and maturities shown are as of December 31, 2012. Refer to Note 16 “Long-Term Debt” for changes in debt outstanding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of January 1, 2010	$2.8	$(25.9)	$4,057.6	$849.2	$(45.9)	$4,837.8
Comprehensive Income (Loss):
Net Income	—	—	—	282.6	—	282.6
Other comprehensive income (loss), net of tax	—	—	—	—	(12.0)	(12.0)
Dividends:
Common stock	—	—	—	(255.7)	—	(255.7)
Treasury stock acquired	—	(1.5)	—	—	—	(1.5)
Issued:
Employee stock purchase plan	—	—	1.1	—	—	1.1
Long-term incentive plan	—	—	12.1	—	—	12.1
401(k) and profit sharing issuance	—	—	24.2	—	—	24.2
Dividend reinvestment plan	—	—	8.9	—	—	8.9
Balance as of December 31, 2010	$2.8	$(27.4)	$4,103.9	$876.1	$(57.9)	$4,897.5
Comprehensive Income (Loss):
Net Income	—	—	—	299.1	—	299.1
Other comprehensive income (loss), net of tax	—	—	—	—	(1.8)	(1.8)
Dividends:
Common stock	—	—	—	(258.2)	—	(258.2)
Treasury stock acquired	—	(3.1)	—	—	—	(3.1)
Issued:
Employee stock purchase plan	—	—	1.3	—	—	1.3
Long-term incentive plan	—	—	21.4	—	—	21.4
401(k) and profit sharing issuance	—	—	32.0	—	—	32.0
Dividend reinvestment plan	—	—	8.9	—	—	8.9
Tax benefits of options	—	—	0.2	—	—	0.2
Balance as of December 31, 2011	$2.8	$(30.5)	$4,167.7	$917.0	$(59.7)	$4,997.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of December 31, 2011	$2.8	$(30.5)	$4,167.7	$917.0	$(59.7)	$4,997.3
Comprehensive Income (Loss):
Net Income	—	—	—	416.1	—	416.1
Other comprehensive income (loss), net of tax	—	—	—	—	(5.8)	(5.8)
Dividends:
Common stock	—	—	—	(273.5)	—	(273.5)
Treasury stock acquired	—	(10.0)	—	—	—	(10.0)
Issued:
Common stock issuance	0.3	—	—	—	—	0.3
Employee stock purchase plan	—	—	1.8	—	—	1.8
Long-term incentive plan	—	—	44.6	—	—	44.6
401(k) and profit sharing issuance	—	—	36.3	—	—	36.3
Dividend reinvestment plan	—	—	8.3	—	—	8.3
Forward equity settlement	—	—	338.9	—	—	338.9
Balance as of December 31, 2012	$3.1	$(40.5)	$4,597.6	$1,059.6	$(65.5)	$5,554.3

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance January 1, 2010	277,947	(1,309)	276,638
Treasury stock acquired		(97)	(97)
Issued:
Employee stock purchase plan	62	—	62
Long-term incentive plan	191	—	191
Dividend reinvestment	563	—	563
Retirement savings plan	1,498	—	1,498
Balance December 31, 2010	280,261	(1,406)	278,855
Treasury stock acquired		(165)	(165)
Issued:
Employee stock purchase plan	67	—	67
Long-term incentive plan	1,064	—	1,064
Dividend reinvestment	439	—	439
Retirement savings plan	1,594	—	1,594
Balance December 31, 2011	283,425	(1,571)	281,854
Treasury stock acquired		(439)	(439)
Issued:
Employee stock purchase plan	73	—	73
Long-term incentive plan	2,692	—	2,692
Dividend reinvestment	340	—	340
Retirement savings plan	1,496	—	1,496
Forward equity settlement	24,265	—	24,265
Balance December 31, 2012	312,291	(2,010)	310,281
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
Restricted cash was $46.8 million and $160.6 million as of December 31, 2012 and 2011, respectively. The decrease in restricted cash was primarily a result of the winding down of NiSource’s unregulated natural gas marketing business.
D. Accounts Receivable and Unbilled Revenue.    Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $285.7 million and $281.5 million for the years ended December 31, 2012 and 2011, respectively. The reserve for uncollectible receivables is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determined the reserve based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered.
E.        Investments in Debt and Equity Securities.    NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income (loss). These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2012, 2011 and 2010.
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
The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Electric Operations	3.4%	3.5%	3.5%
Gas Distribution and Transmission Operations	1.9%	2.1%	2.8%

For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. The pre-tax rate for AFUDC was 3.3% in 2012, 3.6% in 2011 and 4.9% in 2010. Short-term borrowings were primarily used to fund construction efforts for all three years presented; however, long-term borrowings and equity funds were used more extensively in 2010 to fund construction than in the comparative periods.
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

Northern Indiana has capitalized debt-based carrying charges and deferred depreciation related to Sugar Creek in accordance with the February 18, 2008 Order of the IURC. The deferral of Sugar Creek debt based carrying charges and the deferral of depreciation ceased in December 2011 and deferred balances are being amortized over five years beginning January 2012. As of December 31, 2012, the remaining balance to be amortized is $57.3 million. An additional $13.9 million is deferred for consideration in Northern Indiana's next electric base rate case.
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2005 through 2012 had Columbia of Ohio not been subject to rate regulation is a combined $347.9 million, a $46.9 million decrease over the $394.8 million reflected in rates. The regulatory asset was $84.8 million and $90.7 million as of December 31, 2012 and 2011, respectively. The amount of depreciation that would have been recorded for 2012 had Columbia of Ohio not been subject to rate regulation is $61.2 million, a $5.9 million decrease over the $67.1 million reflected in rates.
I.        Amortization of Software Costs.    External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $30.6 million in 2012, $29.0 million in 2011 and $25.9 million in 2010 related to software costs. NiSource’s unamortized software balance was $142.6 million and $120.8 million at 2012 and 2011, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

J.        Goodwill and Other Intangible Assets.    NiSource has approximately $4 billion in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisition of Columbia of Massachusetts, a wholly-owned subsidiary of NiSource, which is being amortized on a straight-line basis over forty years from the date of acquisition. Refer to Note 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.
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

Deferred revenue also includes a gain on conveyance related to a pooling of assets (production rights) in a joint undertaking of NEVCO intended to find, develop, or produce oil or gas from a particular property or group of properties. NiSource has a working interest in the joint venture. The gain was deferred as NiSource has a substantial obligation for future performance. NiSource will proportionately recognize the gain on conveyance into earnings as the obligation is satisfied.

M.       Earnings Per Share.    Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (see Note 14). The calculation of diluted earnings per share excludes stock options which had an anti-dilutive effect. These options were zero, 2.8 million and 4.1 million for 2012, 2011, and 2010, respectively.
The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2012	2011	2010
Denominator (thousands)
Basic average common shares outstanding	291,927	280,442	277,797
Dilutive potential common shares
Nonqualified stock options	144	9	—
Shares contingently issuable under employee stock plans	557	1,017	910
Shares restricted under stock plans	544	339	697
Forward Agreements(1)	7,229	6,684	684
Diluted Average Common Shares	300,401	288,491	280,088
(1) On September 10, 2012, NiSource settled the Forward Agreements. Amounts included in diluted average common shares for the year ended December 31, 2012 are weighted for the period prior to settlement.
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
O.        Accounts Receivable Transfer Program.    Certain of NiSource’s subsidiaries have agreements with third parties to sell certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

entire gross receivables balance remains on the December 31, 2012 and 2011 Consolidated Balance Sheets and short-term debt is recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. Fees associated with the securitization transactions are recorded as interest expense. Refer to Note 19, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for further information.
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
R.        Gas Inventory.    Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $48.4 million and $150.0 million at December 31, 2012, and 2011, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was less than the stated LIFO cost by $13.2 million at December 31, 2012 and exceeded the stated LIFO cost by $21.9 million at December 31, 2011. Inventory valued using the weighted average cost methodology was $278.2 million at December 31, 2012 and $277.6 million at December 31, 2011.

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

3.	Impairments and Other Charges
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
In April 2011, NiSource settled a mortgage foreclosure action against the developer, reacquired the Sand Creek Country Club, and purchased additional properties owned by the developer to be marketed along with the existing Lake Erie Land properties to prospective purchasers. This transaction qualified as a business combination in accordance with GAAP. The properties were acquired at fair value and included the Sand Creek Country Club and additional commercial properties for a total of $15.8 million as well as $3.5 million of land. As a result of these acquisitions, NiSource’s total investment in Lake Erie Land was $51.3 million. As a part of the process to sell the Lake Erie Land properties in 2011, independent appraisals were obtained. The Company compared the carrying value of the assets to the fair value, determined primarily through the independent appraisals, and recorded an impairment loss of $14.7 million. There were no material impairments recorded during 2012. At December 31, 2012 and December 31, 2011, the total book value of these properties was $35.4 million and $36.6 million, respectively, and is included in Other investments and Other property in the Consolidated Balance Sheets. NiSource is seeking to market the Lake Erie Land

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

properties, but has determined that the sale would not be probable within a year and, therefore, did not meet the criteria to be classified as assets held for sale in accordance with GAAP as of December 31, 2012 or December 31, 2011. The revenue and earnings of Sand Creek Country Club are not material.

4.	Discontinued Operations and Assets and Liabilities Held for Sale

During 2012, NiSource began marketing to sell the service plan and leasing business lines of its Retail Services business. As of December 31, 2012, the assets and liabilities of the business lines met the criteria to be classified as held for sale in accordance with GAAP. Additionally, the results of operations and cash flows are classified as discontinued operations for all periods presented. The sale of the business lines closed in January 2013 resulting in gain from the disposal of discontinued operations of $36.3 million after taxes which will be recorded in the first quarter of 2013.
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2012 by segment were:

(in millions)
Assets of discontinued operations and held for sale:	Property, plant and equipment, net	Other Assets	Total
Gas Distribution Operations	$21.5	$4.5	$26.0
Electric Operations	—	0.7	0.7
Total	$21.5	$5.2	$26.7

Liabilities of discontinued operations and held for sale:		Other Liabilities	Total
Gas Distribution Operations		$3.3	$3.3
Electric Operations		0.6	0.6
Total		$3.9	$3.9

The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2011 by segment were:

(in millions)
Assets of discontinued operations and held for sale:	Property, plant and equipment, net	Other Assets	Total
Gas Distribution Operations	$20.9	$4.2	$25.1
Electric Operations	—	1.0	1.0
Total	$20.9	$5.2	$26.1

Liabilities of discontinued operations and held for sale:		Other Liabilities	Total
Gas Distribution Operations		$0.4	$0.4
Electric Operations		—	—
Total		$0.4	$0.4
Total assets and liabilities of discontinued operations and held for sale in the tables above relate to the service plan and leasing lines of business of NiSource's Retail Services business.
Results from discontinued operations are provided in the following table. These results are primarily from NiSource's Retail Services business, and reserve changes from NiSource's former exploration and production subsidiary, CER.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Year Ended December 31, (in millions)	2012	2011	2010
Revenues from Discontinued Operations	$41.5	$44.4	$44.1
Income from discontinued operations	8.7	7.4	9.5
Income tax expense	3.2	3.1	3.8
Income from Discontinued Operations - net of taxes	$5.5	$4.3	$5.7
Gain on Disposition of Discontinued Operations - net of taxes	$—	$—	$0.1

5.	Property, Plant and Equipment
NiSource’s property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2012	2011
Property Plant and Equipment
Gas Distribution Utility(1)	$8,261.7	$7,694.8
Gas Transmission Utility	6,151.4	5,956.1
Electric Utility (1)	6,347.0	6,136.8
Common Utility	144.9	124.8
Construction Work in Process	737.3	387.2
Non-Utility and Other	298.6	179.4
Total Property, Plant and Equipment	$21,940.9	$20,479.1
Accumulated Depreciation and Amortization
Gas Distribution Utility(1)	$(2,838.8)	$(2,776.6)
Gas Transmission Utility	(2,814.9)	(2,747.8)
Electric Utility(1)	(3,265.0)	(3,073.4)
Common Utility	(67.7)	(54.1)
Non-Utility and Other	(38.6)	(48.0)
Total Accumulated Depreciation and Amortization	$(9,025.0)	$(8,699.9)
Net Property, Plant and Equipment	$12,915.9	$11,779.2

(1)	Northern Indiana’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.

6.	Goodwill and Other Intangible Assets
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
NiSource has three reporting units that are allocated goodwill. NiSource’s goodwill assets at December 31, 2012 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations’ goodwill assets at December 31, 2012 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $18.8 million.
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
Certain key assumptions used in determining the fair values of the reporting units included planned operating results, discount rates and the long-term outlook for growth. NiSource used discount rates of 5.60% for both Columbia Transmission Operations and Columbia Distribution Operations, resulting in excess fair values of approximately $1,643.0 million and $1,682.0 million, respectively. The results of the impairment test indicated that each of the reporting units passed step 1 of the impairment test.
Goodwill at Northern Indiana Gas Distribution Operations related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $18.8 million was also tested for impairment as of May 1, 2012. The income approach was used to determine the fair value of the Northern Indiana Gas Distribution reporting unit. Key assumptions in the income approach were a discount rate of 5.60% and a growth rate based on the cash flow from operations. These cash flows factor in the regulatory environment and planned growth initiatives. The step 1 goodwill impairment test resulted in the fair value of the Northern Indiana Gas Distribution reporting unit to be above the carrying value by $356.0 million.
NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require goodwill impairment testing subsequent to May 1, 2012.
NiSource’s intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February 1999 of Columbia of Massachusetts. These amounts were $286.6 million and $297.6 million, net of accumulated amortization of $155.5 million and $144.6 million, at December 31, 2012, and 2011, respectively and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2012, 2011, and 2010 related to its intangible assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

7.	Asset Retirement Obligations

Changes in NiSource’s liability for asset retirement obligations for the years 2012 and 2011 are presented in the table below:

(in millions)	2012	2011
Beginning Balance	$146.4	$138.8
Accretion expense	1.1	0.6
Accretion recorded as a regulatory asset	8.9	8.1
Additions	1.6	6.6
Settlements	(1.4)	(3.1)
Change in estimated cash flows	3.8	(4.6)
Ending Balance	$160.4	$146.4
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Regulatory assets were comprised of the following items:

At December 31, (in millions)	2012	2011
Assets
Reacquisition premium on debt	$8.6	$10.9
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1-H)	5.5	8.7
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	1,345.7	1,244.2
Other postretirement costs	66.3	76.1
Environmental costs (see Note 20-D)	77.5	84.7
Regulatory effects of accounting for income taxes (see Note 1-V)	245.7	254.5
Underrecovered gas and fuel costs (see Note 1-P and 1-Q)	45.0	20.7
Depreciation (see Note 1-H)	113.9	115.4
Uncollectible accounts receivable deferred for future recovery	6.1	8.0
Asset retirement obligations (see Note 7)	16.1	14.4
Losses on derivatives (see Note 9)	17.1	44.7
Post-in-service carrying charges	61.2	51.6
EERM operation and maintenance and depreciation deferral	9.8	37.4
MISO (see Note 8)	28.8	42.4
Sugar Creek carrying charges and deferred depreciation (see Note 1-H)	71.2	85.5
Other	113.7	69.4
Total Assets	$2,232.2	$2,168.6
Less amounts included as Underrecovered gas and fuel cost	(45.0)	(20.7)
Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$2,187.2	$2,147.9

Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2012	2011
Liabilities
Overrecovered gas and fuel costs (see Notes 1-P and 1-Q)	$22.1	$48.9
Cost of removal (see Note 7)	1,437.5	1,476.5
Regulatory effects of accounting for income taxes (see Note 1-V)	76.9	109.3
Other postretirement costs	97.4	95.7
Percentage of income plan	16.0	12.0
Off-system sales margin sharing	5.8	5.1
Emission allowances (see Note 8)	0.8	7.4
Other	130.5	69.9
Total Liabilities	$1,787.0	$1,824.8
Less amounts included as Overrecovered gas and fuel cost	(22.1)	(48.9)
Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabilities and Other Removal Costs	$1,764.9	$1,775.9
Regulatory assets, including underrecovered gas and fuel cost, of approximately $1,240.1 million as of December 31, 2012 are not earning a return on investment. Regulatory assets of approximately $2,086.0 million include expenses that are recovered as

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

components of the cost of service and are covered by regulatory orders. These costs are recovered over a remaining life of up to 43 years. Regulatory assets of approximately $146.2 million at December 31, 2012, require specific rate action.
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
R.M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation – Northern Indiana obtained approval from the IURC to capitalize the debt-based carrying charges and deferred depreciation for Schahfer Unit 17 and Unit 18 due to regulatory lag and to amortize such costs over the remaining service life of each unit.
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
Other postretirement costs – Primarily comprised of costs approved through rate orders to be collected through future base rates, revenue riders or tracking mechanisms.
Environmental costs – Includes certain recoverable costs of investigating, testing, remediating and other costs related to gas plant sites, disposal sites or other sites onto which material may have been migrated. Certain companies defer the costs as a regulatory asset in accordance with regulatory orders, to be recovered in future base rates, billing riders or tracking mechanisms.

Regulatory effects of accounting for income taxes – Represents the deferral and under collection of deferred taxes in the rate making process. In prior years, NiSource has lowered customer rates in certain jurisdictions for the benefits of accelerated tax deductions. Amounts are expensed for financial reporting purposes as NiSource recovers deferred taxes in the rate making process.
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
Losses on derivatives – Certain companies are permitted by regulatory orders to participate in commodity price programs to protect customers against the volatility of commodity prices. Unrealized and realized gains or losses related to NiSource’s commodity price risk programs may be deferred per specific orders and the recovery of changes in fair value is dependent upon the individual specific company’s cost recovery or sharing mechanisms in place. Amounts for derivative gains and losses will continue to be deferred as long as the programs are in existence.
Post-in-service carrying charges – Columbia of Ohio has approval from the PUCO by regulatory order to defer debt-based post-in-service carrying charges as a regulatory asset for future recovery. As such, Columbia of Ohio capitalizes a carrying charge on eligible property, plant and equipment from the time it is placed into utility service until recovery of the property, plant and

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

equipment is included in customer rates in base rates or through a rider mechanism. Inclusion in customer rates generally occurs when Columbia of Ohio files its next rate proceeding following the in-service date of the property, plant and equipment.
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
MISO – As part of Northern Indiana’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been deferred. The IURC authorized the deferral of certain non-fuel related costs until new electric rates were implemented on December 27, 2011. The deferred balances are being amortized over four years commencing January 2012.
Sugar Creek carrying charges and deferred depreciation – The IURC approved the deferral of debt-based carrying charges and the deferral of depreciation expense for the Sugar Creek assets. Northern Indiana continued to defer such amounts until new electric rates were approved and implemented on December 27, 2011. Balances are being amortized over five years beginning January 2012. As of December 31, 2012, the remaining unamortized balance is $57.3 million. An additional $13.9 million is deferred for consideration in Northern Indiana's next electric rate case.

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
Other postretirement costs – Primarily represents cash contributions in excess of postretirement benefit expense that is deferred as a regulatory liability by certain subsidiaries in accordance with regulatory orders.
Percentage of income plan – Represents the difference between costs incurred under a customer assistance program by Columbia of Ohio for targeted low income customers and the recovery of such costs through cost tracking mechanisms per regulatory orders. For 2012 and 2011, Columbia of Ohio was in an overcollected position for this program, resulting in a regulatory liability to be refunded through future billings.
Off-system sales margin sharing – Revenue generated from off-system sales and capacity release programs are subject to incentive sharing mechanism in which NiSource shares a defined percentage of its margins with customers. Refunding of these revenues is achieved through rate refund mechanisms.
Emission allowances – Represents proceeds from the banked emission allowances sold into the EPA auction market.

Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On March 15, 2012, the IURC approved a settlement agreement with Northern Indiana and all participating parties to extend its product and services contained in its current gas ARP indefinitely.

On December 28, 2011, the IURC issued an Order approving Northern Indiana's proposed gas energy efficiency programs and budgets, including a conservation program and recovery of all start-up and deferred cost. A three year budget of $42.4 million was approved. Northern Indiana received IURC approval of DSM on June 27, 2012 authorizing recovery of $7.5 million for the six month period ending December 2012. On December 27, 2012, the IURC approved a second DSM authorizing the recovery of program expenses of $6.5 million for the six month period ending June 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

On June 27, 2011, Northern Indiana filed a settlement agreement with the IURC in which regulatory stakeholders agreed that Northern Indiana should adopt the WACOG accounting methodology for gas in storage instead of LIFO, Northern Indiana's historical method. On August 31, 2011, the IURC approved the settlement and Northern Indiana transitioned to WACOG accounting methodology beginning January 1, 2012.

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

On November 30, 2012, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. The Notice of Intent indicated that Columbia of Ohio would be seeking to increase revenues by approximately $29 million.

In 2009, the PUCO granted Columbia of Ohio an exemption from the regulation of natural gas commodity prices. The 2009 Order also shielded Columbia of Ohio's capacity contract levels from prudency audits for three years, and approved a mechanism for sharing off-system sales and capacity release revenues for three years. On October 4, 2012, Columbia of Ohio and other parties filed a non-unanimous stipulation that would extend key provisions of the 2009 agreement for an additional five years, i.e., Columbia of Ohio's capacity contracts, capacity allocation process, off-system sales and capacity release revenue sharing mechanism. The stipulation also provides a process for the possible exit of the merchant function. On November 27, 2012, Columbia of Ohio filed an amended stipulation that removed the opposition of the Ohio Consumer's Counsel. By Order dated January 9, 2013, the PUCO approved the stipulation.
On December 9, 2011, Columbia of Ohio filed a Notice of Intent to file an application to extend its Infrastructure Replacement Program. Columbia of Ohio filed an amended Notice of Intent and an amended Motion for Waiver on March 5, 2012. On May 8, 2012, Columbia of Ohio filed its application and supporting exhibits and testimony. On September 26, 2012, the parties filed a Joint Stipulation and Recommendation that provided for the extension of Columbia of Ohio's IRP process for an additional five years and settlement of all issues. On November 28, 2012, the PUCO issued an Opinion and Order in which it approved the stipulation.

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
On April 19, 2012, Columbia of Ohio filed an application that requests authority to increase its uncollectible expense rider rate in order to generate an additional $14.6 million in annual revenue in order to offset anticipated increases in uncollectible expenses. On May 30, 2012, the PUCO issued an Entry that provided for approval of Columbia of Ohio's April 19, 2012 application for adjustment of its uncollectible expense rider with the new rate effective May 30, 2012.

On January 30, 2009, Columbia of Ohio filed an application with the PUCO to implement a gas supply auction. The auction replaced Columbia of Ohio's current GCR mechanism for providing commodity gas supplies to its sales customers. By Order dated December 2, 2009, the PUCO approved a stipulation that resolved all issues in the case. Pursuant to the stipulation, Columbia of Ohio conducted two consecutive one-year long standard service offer auction periods starting April 1, 2010 and April 1, 2011. On February 23, 2010, Columbia of Ohio held the first standard service offer auction which resulted in a final retail price adjustment

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

of $1.93 per Mcf. On February 24, 2010 the PUCO issued an entry that approved the results of the auction and directed Columbia of Ohio to proceed with the implementation of the standard service offer process. On February 8, 2011, Columbia of Ohio held its second standard service offer auction which resulted in a retail price adjustment of $1.88 per Mcf. On February 9, 2011, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment to become effective April 1, 2011. Several parties have challenged the transition from a standard service offer auction to a standard choice offer auction and on September 7, 2011, the PUCO issued an Order authorizing Columbia of Ohio to implement a standard choice offer auction in February 2012. On October 7, 2011, the OCC filed an application for rehearing of the PUCO's Order. By Entry on Rehearing dated November 1, 2011, the PUCO denied the OCC's Application for Rehearing. On February 14, 2012, Columbia of Ohio held its first standard choice offer auction which resulted in a retail price adjustment of $1.53 per Mcf. On February 14, 2012, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment to become effective April 1, 2012. With the implementation of the standard choice offer, Columbia of Ohio will report lower gross revenues and lower cost of sales. There is no impact on net revenues.

On January 2, 2013, Columbia of Pennsylvania filed a petition with the Pennsylvania PUC, seeking authority to implement a Distribution System Improvement Charge ("DSIC"), with a proposed effective date of March 3, 2013. DSIC has been available to water companies in Pennsylvania for several years, and was authorized for other utilities as of January 1, 2013 with the passage of Act 11 of 2012. Columbia of Pennsylvania is the first natural gas utility in Pennsylvania to seek DSIC approval. If approved, by tariff, Columbia of Pennsylvania would be able to recover the cost of infrastructure not previously reflected in rate base that has been placed in service during the three-month period ending one month prior to the effective date of the DSIC. After the initial charge is established, the DSIC is updated quarterly to recover the cost of further plant additions. The DSIC cannot exceed 5% of distribution revenues. Once new base rates are established under a base rate proceeding, the DSIC will be set back to zero. This represents a significant opportunity to mitigate rate lag by permitting recovery of infrastructure costs without seeking that recovery in a full base rate proceeding.

On September 28, 2012, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $77.3 million annually and providing three options for residential rate design in order to mitigate revenue volatility associated with usage based rates. Columbia of Pennsylvania is the first utility in Pennsylvania to seek Pennsylvania PUC approval to design rates to recover costs that are projected to be incurred after the implementation of those new rates, as recently authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. Accordingly, Columbia of Pennsylvania's filing sought to implement rates in July 2013 under which Columbia of Pennsylvania would immediately begin to recover costs that are projected for the twelve-month period ending June 30, 2014. On February 8, 2013, the parties reached a unanimous settlement in principle on all issues in the case, which the parties publicly disclosed to the Pennsylvania PUC on February 13, 2013. The terms of the settlement will be made public when the parties to the case submit a joint petition for approval of that settlement to the Pennsylvania PUC, which is due on March 18, 2013. Columbia of Pennsylvania expects that the Pennsylvania PUC will issue an order in the second quarter of 2013, with rates going into effect in the third quarter of 2013.

On January 14, 2011, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $37.8 million annually. The parties jointly filed a petition for approval of a partial settlement on July 1, 2011. The partial settlement resolved all issues except residential rate design and a challenge to the structure of one of Columbia of Pennsylvania's customer programs. The settlement provides for an annual revenue increase of $17.0 million. The Pennsylvania PUC issued an order on October 14, 2011 approving the annual revenue increase of $17.0 million. New rates went into effect on October 18, 2011. The Pennsylvania PUC's ruling increased the minimum residential customer charge from $12.25 to $18.73, which includes an allowance for 20 Ccf of distribution charges. However, the customer pays for gas commodity on all usage.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

On April 13, 2012, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $29.2 million which was subsequently adjusted to $27.4 million. Columbia of Massachusetts filed using a historic test year ended December 31, 2011. Additionally, Columbia of Massachusetts proposed “rate-year, rate base” treatment for recovery of defined capital expenditures beyond the end of the historic test year, as well as expansion of eligible facilities to be recovered through modification to the Targeted Infrastructure Reinvestment Factor (“TIRF”). The Massachusetts DPU issued an order on November 1, 2012 approving an annual revenue increase of $7.8 million, effective November 1, 2012, rejecting the rate-year, rate-base proposal, but approving the expansion of eligible facilities to be recovered through the TIRF.

Columbia of Massachusetts filed its application for approval of its second Off-peak Period RDAF on March 16, 2012. The DPU issued its final order approving $1.7 million of decoupling revenue for the Off-peak Period RDAF on November 15, 2012. On September 17, 2012, Columbia of Massachusetts filed a petition for approval of its third Peak Period RDAF, with a proposed effective date for recovery of November 1, 2012. This RDAF filing proposes $16.4 million of decoupling revenue, of which $10.5 million falls under the current season recovery cap, with the remaining $5.9 million deferred for recovery in subsequent Peak Period. On October 23, 2012, the Massachusetts DPU approved the November 2012 through April 2013 recovery of the $10.5 million through the application of Columbia of Massachusetts' proposed adjustment factor subject to further investigation and reconciliation.
On August 2, 2012, Columbia of Massachusetts filed its Peak Period Local Distribution Adjustment Factor ("LDAF") and on September 14, 2012, Columbia of Massachusetts filed its Pension Expense Factor and Residential Assistance Adjustment Factor, each with a proposed effective date of November 1, 2012. The Peak Period LDAF of $33.0 million in additional costs beginning on November 1, 2012 was approved on October 31, 2012. The Pension Expense Factor and Residential Assistance Adjustment Factor components of the LDAF were approved subject to further investigation and reconciliation.

Cost Recovery and Trackers. A significant portion of the distribution companies' revenue is related to the recovery of gas costs, the review and recovery of which occurs via standard regulatory proceedings. All states require periodic review of actual gas procurement activity to determine prudence and to permit the recovery of prudently incurred costs related to the supply of gas for customers. NiSource distribution companies have historically been found prudent in the procurement of gas supplies to serve customers.

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

Certain of the NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC's approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction.

Gas Transmission and Storage Operations Regulatory Matters

Columbia Transmission Customer Settlement. Columbia Transmission reached an agreement with a majority of its customers and filed a customer settlement in support of its comprehensive interstate natural gas pipeline modernization program with the FERC on September 4, 2012. Only one party, the PSC of Maryland, filed a (limited) protest to the Settlement. On October 4, 2012, Columbia Transmission filed its reply addressing the issues raised by the PSC of Maryland. Columbia Transmission expects to invest approximately $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The settlement with firm customers includes an initial five-year term with provisions for potential extensions thereafter. The settlement proposes initial refunds totaling $50.0 million, adjustments to base rates and depreciation, and a Capital Cost Recovery Mechanism (CCRM), a tracker mechanism that provides recovery and return on the $1.5 billion program investment. Additional details of the settlement are as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

•
A $50.0 million refund to max rate contract customers. The payment will be paid in the next monthly billing cycle that is at least 15 days after Columbia Transmission received the final FERC order approving the settlement;

•
Base rate reductions, the first retroactive to January 1, 2012, which equates to approximately $35 million in revenues annually and the second beginning January 1, 2014, which equates to approximately $25 million in revenues annually thereafter;

•
The CCRM will allow Columbia Transmission to recover, through an additive capital demand rate, its revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system. The mechanism provides for a 14% revenue requirement with a portion designated as a recovery of increased taxes other than income taxes. The additive demand rate is earned on costs associated with projects placed into service by October 31 each year. The CCRM will give Columbia Transmission the opportunity to recover its revenue requirement associated with $1.5 billion investment in the modernization program, while maintaining competitive rates for its shippers. The CCRM recovers the revenue requirement associated with qualifying modernization costs that Columbia Transmission incurs after satisfying the requirement associated with $100.0 million in annual capital maintenance expenditure. The CCRM applies to Columbia Transmission's transportation shippers. The CCRM will not exceed $300.0 million per year, subject to a 15% annual tolerance and a total cap of $1.5 billion for the entire five-year Initial Term;

•
Depreciation rate reduction to 1.5% and elimination of negative salvage rate, retroactive to January 1, 2012, which equates to approximately $35 million in reduced annual expenses that is linked to the base rate reduction above;

•	A revenue sharing mechanism pursuant to which Columbia Transmission will share 75% of specified revenues earned in excess of an annual threshold;

•	A moratorium through January 31, 2018 on changes to Columbia Transmission's reduced transportation base rates; and

•	A commitment from Columbia Transmission that it will file a general NGA Section 4(e) rate application to be effective no later than February 1, 2019.

In 2012, Columbia Transmission recorded the $50.0 million refund obligation and a pro rata share of the retroactive base rate reduction, which amounted to $31.7 million, and the pro rata reduction in depreciation expense that amounted to $33.4 million. The FERC approved the settlement on January 24, 2013. Refunds to customers are expected in March 2013.
Columbia Gulf Rate Case. On October 28, 2010, Columbia Gulf filed a rate case with the FERC, proposing a rate increase and tariff changes. Among other things, the filing proposed a revenue increase of approximately $50 million to cover increases in the cost of services, which includes adjustments for operation and maintenance expenses, capital investments, adjustments to depreciation rates and expense, rate of return, and increased federal, state and local taxes. On November 30, 2010, the FERC issued an Order allowing new rates to become effective by May 2011, subject to refund. Columbia Gulf placed new rates into effect, subject to refund, on May 1, 2011. Columbia Gulf and the active parties to the case negotiated a settlement, which was filed with the FERC on September 9, 2011. On September 30, 2011, the Chief Judge severed the issues relating to a contesting party for separate hearing and decision. On October 4, 2011, the Presiding Administrative Law Judge certified the settlement agreement as uncontested to the FERC with severance of the contesting party from the settlement. On November 1, 2011, Columbia Gulf began billing interim rates to customers. On December 1, 2011, the FERC issued an order approving the settlement without change. The key elements of the settlement, which was a “black box agreement”, include: (1) increased base rate to $0.1520 per Dth and (2) establishing a postage stamp rate design. No protests to the order were filed and therefore, pursuant to the Settlement, the order became final on January 1, 2012 which made the settlement effective on February 1, 2012. On February 2, 2012, the Presiding Administrative Law Judge issued an initial decision granting a joint motion terminating the remaining litigation with the contesting party and allowing it to become a settling party. The FERC issued an order on March 15, 2012, affirming the initial decision, which terminated the remaining litigation with the contesting party. Refunds of approximately $16.0 million, accrued as of December 31, 2011, were disbursed to settling parties in March 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Cost Recovery Trackers and other similar mechanisms. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 7 of the Natural Gas Act. However, certain operating costs of the NiSource regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, environmental, and operational purchase and sales of natural gas.

The CCRM will allow Columbia Transmission to recover, through an additive capital demand rate, its revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system.

Electric Operations Regulatory Matters

Significant Rate Developments. On July 18, 2011, Northern Indiana filed with the IURC a settlement in its 2010 Electric Rate Case with the OUCC, Northern Indiana Industrial Group, NLMK Indiana and Indiana Municipal Utilities Group. The settlement agreement limited the proposed base rate impact to the residential customer class to a 4.5% increase. The parties also agreed to a rate of return of 6.98% based upon a 10.2% return on equity. The settlement resolved all pending issues related to compliance with the August 25, 2010 Order in the 2008 Electric Rate Case. On December 21, 2011, the IURC issued an Order approving the Settlement Agreement as filed, and new electric base rates became effective on December 27, 2011.

Northern Indiana received a favorable regulatory order on February 18, 2009, related to its actions to increase its electric generating capacity and advance its electric rate case. Acting on a settlement reached among Northern Indiana and its regulatory stakeholders, the IURC ruled that Northern Indiana's Sugar Creek electric generating plant was in service for ratemaking purposes as of December 1, 2008. The IURC also approved the deferral of depreciation expenses and debt-based carrying costs associated with the $330.0 million Sugar Creek investment. Northern Indiana purchased Sugar Creek on May 30, 2008 and effective December 1, 2008, Sugar Creek was accepted as an internal designated network resource within the MISO. The annual deferral for Sugar Creek was reduced by the annual depreciation on the Mitchell plant of $4.5 million, pursuant to the FAC-71 settlement. On December 21, 2011 the IURC issued an Order in the Electric rate case and new customer rates became effective on December 27, 2011. The deferral of Sugar Creek debt based carrying charges and the deferral of depreciation ceased December 2011 and the deferred balances are being amortized over five years beginning January 2012. As of December 31, 2012, the remaining balance to be amortized is $57.3 million. An additional $13.9 million is deferred for consideration in Northern Indiana's next electric base rate case.

During 2002, Northern Indiana settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provided that certain electric customers of Northern Indiana would receive bill credits of approximately $55.1 million each year. The credits continued at approximately the same annual level and per the same methodology, until the IURC approval and implementation of new customer rates, which occurred on December 27, 2011. Credits amounting to $51.0 million and $60.5 million were recognized for electric customers for 2011 and 2010, respectively. A final reconciliation of the credits was completed in the fourth quarter of 2012, which resulted in recoveries of $6.6 million in 2012.

Cost Recovery and Trackers. A significant portion of Northern Indiana's revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.

As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making investments in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued an order approving construction work in progress in rate base and abandoned plant cost recovery requested by Northern Indiana, for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing Northern

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Indiana's request to transition to forward looking rates, allowing more timely recovery of Northern Indiana's investment in transmission assets.

On February 8, 2012, Pioneer Transmission, LLC filed a complaint with the FERC, seeking to obtain 100 percent of the investment rights in this second project. In response on July 19, 2012, the FERC issued an order which denied the complaint filed by Pioneer Transmission, LLC and affirmed that Northern Indiana and Duke Energy are the appropriate parties to share equally in the development of the 66-mile, 765 kV transmission project extending between Reynolds, Indiana and Greentown, Indiana. On August 20, 2012, Pioneer Transmission, LLC, Northern Indiana, and MISO filed a settlement agreement resolving the Pioneer complaint case establishing Northern Indiana's right to develop 50 percent of the project. The Settlement is currently pending at the FERC.

As participants in the MISO transmission service, wholesale energy and ancillary service markets, Northern Indiana incurs certain ongoing non-fuel costs and revenues. Prior to the December 21, 2011 Order, IURC orders authorized the deferral for consideration in a future rate case proceeding all non-fuel related costs and revenues incurred after Northern Indiana's rate moratorium, which expired on July 31, 2006. In the Order issued on December 21, 2011, Northern Indiana was authorized to recover through new electric base rates the cumulative amount of non-fuel costs and revenues that were deferred as of June 30, 2011 over a period of four years. The deferral of these costs ceased during December 2011 and the amortization of the deferred costs and revenues commenced in January 2012. As of December 31, 2012, Northern Indiana had a remaining balance of deferred net MISO costs of $28.8 million.

On December 9, 2009, the IURC issued an Order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. On May 25, 2011, the IURC issued an Order approving a tracker mechanism to recover the costs associated with these energy efficiency programs. On July 27, 2011, the IURC issued an order approving Northern Indiana's portfolio of electric energy efficiency programs and on August 8, 2012, approved recovery of lost margins associated with those programs through semi-annual tracker filings.

On December 27, 2012, the IURC approved DSM-3 authorizing the recovery of program expenses and lost margins in the amount of approximately $4.4 million and $6.6 million, respectively, to be recovered over six months beginning January 2013.

In the Order issued on December 21, 2011, the IURC also approved a semi-annual RTO tracker for recovery of MISO non-fuel costs and revenues and off-system sales sharing and ordered that purchased power costs and fuel-related MISO charge types be recovered in the FAC. The IURC also authorized the recovery, through the RTO tracker, of all net costs deferred between July 1, 2011 and the IURC's approval of new electric base rates. On October 31, 2012, the IURC approved RTO-2 authorizing the recovery of non-fuel costs and revenues in the amount of $5.0 million, to be recovered over six months commencing November 1, 2012. On August 22, 2012, the IURC issued an order authorizing Northern Indiana to retain certain revenues under MISO Schedule 26-A to support investments in Northern Indiana's Multi-Value Projects under MISO's 2011 transmission expansion plan.

In the Order issued on December 21, 2011, the IURC also approved a semi-annual RA tracker for recovery of certain capacity charges and costs associated with credits paid for interruptible load. On October 31, 2012, the IURC approved RA-2 authorizing the recovery of charges and credits in the amount of $14.1 million, to be recovered over six months commencing November 1, 2012.
Northern Indiana has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, Northern Indiana is permitted to recover (1) AFUDC and a return on the capital investment expended by Northern Indiana to implement environmental compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. The IURC approved the continued use of the ECRM and the EERM trackers in its December 21, 2011 Order. As a result of new customer rates, the cost relating to environmental projects that were in service as of June 30, 2010, will be recovered through base rates and will no longer be tracked through the ECRM and EERM.
On March 22, 2011, Northern Indiana filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011 and EPA Regulations. Refer to Note

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

20-D, “Environmental Matters,” for additional information. This petition was trifurcated into three separate phases. On December 28, 2011, February 15, 2012 and September 5, 2012, the IURC issued orders approving estimated project costs of approximately $800.0 million and granting the requested ratemaking and accounting relief associated with these projects through annual and semi-annual tracker filings.

On November 21, 2012, the IURC approved ECR-20 for net capital expenditures of $227.1 million. On February 1, 2013, Northern Indiana filed ECR-21, the filing implementing the ECT, which included $376.4 million of net capital expenditures and operation and maintenance and depreciation expenses of $1.1 million for the period ended December 31, 2012.

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
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are marked-to-market with all associated gains and losses recognized to income. NiSource established a reserve of $0.7 million and $25.6 million against certain derivatives as of December 31, 2012 and December 31, 2011, respectively. This amount represents reserves related to the creditworthiness of certain

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $35.4 million at December 31, 2012 and $136.8 million at December 31, 2011, while the financial derivative contracts marked-to-market had a fair value loss of $33.2 million at December 31, 2012, and $155.5 million at December 31, 2011. During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business. During 2012, NiSource settled a majority of the contracts related to the reserve noted above and wrote off $43.8 million of price risk assets. Additionally, NiSource has a notes receivable balance related to the settlements of $12.1 million as of December 31, 2012.
On October 31, 2011, cash and derivatives broker-dealer MF Global filed for Chapter 11 bankruptcy protection. MF Global brokered NYMEX hedges of natural gas futures on behalf of NiSource. At the date of bankruptcy, NiSource affiliates had contracts open with MF Global with settlement dates ranging from November 2011 to February 2014. On November 3, 2011, these contracts were measured at a mark-to-market loss of approximately $46.4 million. NiSource affiliates had posted initial margin to open these accounts of $6.9 million and additional maintenance margin for mark-to-market losses of $46.4 million, for a total restricted cash balance of $53.3 million. Within the first week after the filing, at the direction of the Bankruptcy Court, a transfer of assets was initiated on behalf of NiSource affiliates to a court-designated replacement broker for future trade activity. The existing futures positions were closed and then rebooked with the court-designated replacement broker at the new closing prices as of November 3, 2011. Initial margin on deposit at MF Global of $5.7 million was transferred to the court-designated replacement broker. The maintenance margin was retained by MF Global to offset the loss positions of the open contracts on November 3, 2011. NiSource affiliates are monitoring the activity in the bankruptcy case and have filed a proof of claim at the Court’s direction. As of December 31, 2012, NiSource affiliates maintained a reserve for the $1.2 million difference between the initial margin posted with MF Global and the cash transferred to the court-designated replacement broker as a loss contingency.
Commodity price risk program derivative contracted gross volumes are as follows:

	December 31, 2012	December 31, 2011
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	26.3	26.1
Price Protection Service program derivatives (MMDth)	1.2	1.0
DependaBill program derivatives (MMDth)	0.3	0.3
Regulatory incentive program derivatives (MMDth)	—	0.9
Gas marketing program derivatives (MMDth) (1)	9.1	28.5
Gas marketing forward physical derivatives (MMDth) (2)	8.4	27.1
Electric energy program FTR derivatives (mwh) (3)	8,927.3	8,578.5
(1)   Basis contract volumes not included in the above table were 8.2 MMDth and 15.9 MMDth as of December 31, 2012 and December 31, 2011, respectively.
(2)   Basis contract volumes not included in the above table were 9.2 MMDth and 29.9 MMDth as of December 31, 2012 and December 31, 2011, respectively.
(3)   Megawatt hours reported in thousands.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of December 31, 2012, NiSource had $7.1 billion of outstanding fixed rate debt, of which $500 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the twelve months ended December 31, 2012 and 2011.
On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties with an eleven-year term. NiSource Finance receives payments based upon a fixed 5.40% interest rate and pays a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps. In addition, each party has the right to cancel the swaps on July 15, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of December 31, 2012, accumulated other comprehensive loss includes $9.8 million related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.

As of December 31, 2012, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss associated with a settled interest rate swap is $18.7 million, net of tax, as of December 31, 2012. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Statements of Consolidated Income.
NiSource’s location and fair value of derivative instruments on the Consolidated Balance Sheets were:

Asset Derivatives (in millions)	December 31, 2012	December 31, 2011
Balance Sheet Location	Fair Value	Fair Value (1)
Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$—	$—
Price risk management assets (noncurrent)	40.4	56.7
Total derivatives designated as hedging instruments	$40.4	$56.7
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$92.2	$141.8
Price risk management assets (noncurrent)	15.6	150.0
Total derivatives not designated as hedging instruments	$107.8	$291.8
Total Asset Derivatives	$148.2	$348.5
(1) During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million ($4.6 million current and $18.0 million noncurrent) on certain assets related to the wind down of the unregulated natural gas marketing business. During 2012, NiSource wrote off these impaired derivative contracts as all contracts have been settled. The write-off was consistent with the reserve recorded in 2011. The non-designated price risk asset amounts above are shown gross and have not been adjusted for the reserves.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Liability Derivatives (in millions)	December 31, 2012	December 31, 2011
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$0.1	$0.4
Price risk management liabilities (noncurrent)	—	0.1
Total derivatives designated as hedging instruments	$0.1	$0.5
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$95.1	$167.4
Price risk management liabilities (noncurrent)	20.3	138.8
Total derivatives not designated as hedging instruments	$115.4	$306.2
Total Liability Derivatives	$115.5	$306.7

The effect of derivative instruments on the Statements of Consolidated Income were:
Derivatives in Cash Flow Hedging Relationships
Twelve Months Ended (in millions)

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Commodity price risk programs	$0.7	$—	$0.1
Interest rate risk activities	1.5	1.6	1.5
Total	$2.2	$1.6	$1.6

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Cost of sales	$(0.9)	$1.1	$1.2
Interest expense, net	(2.6)	(2.6)	(2.6)
Total	$(3.5)	$(1.5)	$(1.4)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Twelve Months Ended (in millions)

Amount of Gain Recognized in Income of Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Commodity price risk programs	Cost of Sales	$—	$—	$—
Interest rate risk activities	Interest expense, net	—	—	—
Total		$—	$—	$—
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in accumulated other comprehensive income (loss) of approximately $0.2 million of loss, net of taxes.
Derivatives in Fair Value Hedging Relationships
Twelve Months Ended (in millions)

		Amount of Loss Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Interest rate risk activities	Interest expense, net	$(16.3)	$(4.4)	$(8.7)
Total		$(16.3)	$(4.4)	$(8.7)

Twelve Months Ended (in millions)

		Amount of Gain Recognized in Income on Related Hedged Items
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Interest rate risk activities	Interest expense, net	$16.3	$4.4	$8.7
Total		$16.3	$4.4	$8.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Derivatives not designated as hedging instruments
Twelve Months Ended (in millions)

		Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives (1)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Commodity price risk programs	Gas Distribution revenues	$0.3	$—	$(55.6)
Commodity price risk programs	Other revenues	27.5	62.6	115.3
Commodity price risk programs	Cost of Sales	(46.1)	(66.9)	(95.4)
Total		$(18.3)	$(4.3)	$(35.7)
(1) For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $20.3 million, $33.9 million, and $36.7 million for 2012, 2011 and 2010, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months per regulatory order.
NiSource has not made any material reclassifications to earnings from AOCI to Cost of Sales due to the probability that certain forecasted transactions would not occur for the twelve months ended December 31, 2012 and 2011.
NiSource’s derivative instruments measured at fair value as of December 31, 2012 and 2011 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. As of December 31, 2012, the collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $0.9 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $45.7 million and $158.2 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, respectively.

10.	Variable Interest Entities and Equity Method Investments
A.Variable Interest Entities. In general, a VIE is an entity which (1) has an insufficient amount of at-risk equity to permit the entity to finance its activities without additional financial subordinated support provided by any other parties, (2) whose at-risk equity owners, as a group, do not have power, through voting rights or similar rights, to direct activities of the entity that most significantly impact the entity’s economic performance or (3) whose at-risk owners do not absorb the entity’s losses or receive the entity’s residual return. A VIE is required to be consolidated by a company if that company is determined to be the primary beneficiary of the VIE.
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
NiSource’s analysis under GAAP includes an assessment of guarantees, operating leases, purchase agreements, and other contracts, as well as its investments and joint ventures. For items that have been identified as variable interests, or where there is involvement with an identified variable interest entity, an in-depth review of the relationship between the relevant entities and NiSource is made to evaluate qualitative and quantitative factors to determine the primary beneficiary, if any, and whether additional disclosures would be required under the current standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and Northern Indiana will continue to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, Northern Indiana has not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if Northern Indiana is the primary beneficiary. Northern Indiana will continue to request the information required to determine whether Pure Air is a VIE. Northern Indiana has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $21.6 million and $23.2 million for the years ended December 31, 2012 and 2011, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.
B.Equity Method Investments. Certain investments of NiSource are accounted for under the equity method of accounting. Income and losses from Millennium and Hardy Storage are reflected in Equity Earnings in Unconsolidated Affiliates on NiSource’s Statements of Consolidated Income. These investments are integral to the Gas Transmission and Storage Operations business. Income and losses from all other equity investments are reflected in Other, net on NiSource’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.

The following is a list of NiSource’s equity method investments at December 31, 2012:

Investee	Type of Investment	% of Voting Power or Interest Held
The Wellingshire Joint Venture	General Partnership	50.0%
Hardy Storage Company, L.L.C.	LLC Membership	50.0%
Pennant Midstream, L.L.C.	LLC Membership	50.0%
Millennium Pipeline Company, L.L.C.	LLC Membership	47.5%
House Investments - Midwest Corporate Tax Credit Fund, L.P.	Limited Partnership	12.2%
Nth Power Technologies Fund II, L.P.	Limited Partnership	4.2%
Nth Power Technologies Fund II-A, L.P.	Limited Partnership	4.2%
Nth Power Technologies Fund IV, L.P.	Limited Partnership	1.8%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Given the immaterial nature of the other equity method investments, a condensed summary of financial data was determined not to be necessary.

Year Ended December 31, (in millions)	2012	2011	2010
Millennium
Statement of Income Data:
Net Revenues	$152.3	$119.3	$103.9
Operating Income	97.7	63.7	55.9
Net Income	57.1	20.5	22.1
Balance Sheet Data:
Total Assets	1,047.1	1,045.0	1,060.6
Total Liabilities	674.1	703.4	725.5
Total Members’ Equity	373.0	341.6	335.1
Hardy Storage
Statement of Income Data:
Net Revenues	$24.4	$24.4	$23.9
Operating Income	16.4	16.5	16.2
Net Income	10.0	9.7	9.0
Balance Sheet Data:
Total Assets	173.8	176.1	184.8
Total Liabilities	109.4	114.8	124.1
Total Members’ Equity	64.4	61.3	60.7
Equity in the retained earnings of Millennium and Hardy Storage at December 31, 2012 was $19.1 million and $7.5 million, respectively. Contributions to Millennium, Hardy Storage and other equity investees were $20.4 million, $6.4 million, and $87.9 million for 2012, 2011 and 2010, respectively. Millennium distributed $31.4 million and $14.3 million of earnings to Columbia Transmission during 2012 and 2011, respectively. Hardy Storage distributed $3.5 million and $4.5 million of earnings to NiSource during 2012 and 2011, respectively.

11.	Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2012	2011	2010
Income Taxes
Current
Federal	$(94.8)	$(19.1)	$(66.2)
State	5.7	(2.1)	2.2
Total Current	(89.1)	(21.2)	(64.0)
Deferred
Federal	289.9	151.8	182.3
State	18.8	31.4	17.4
Total Deferred	308.7	183.2	199.7
Deferred Investment Credits	(4.1)	(4.8)	(5.9)
Income Taxes from Continuing Operations	$215.5	$157.2	$129.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2012		2011		2010
Book income from Continuing Operations before income taxes	$626.1		$452.0		$406.6
Tax expense at statutory federal income tax rate	219.1	35.0%	158.2	35.0%	142.3	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	15.9	2.5	19.3	4.2	11.9	3.0
Regulatory treatment of depreciation differences	(6.1)	(0.9)	(8.2)	(1.8)	(16.2)	(4.0)
Amortization of deferred investment tax credits	(4.1)	(0.7)	(4.8)	(1.1)	(5.9)	(1.5)
Nondeductible expenses	1.9	0.3	2.5	0.6	1.8	0.4
Employee Stock Ownership Plan Dividends	(3.4)	(0.5)	(3.1)	(0.7)	(2.9)	(0.7)
Regulatory treatment of AFUDC-Equity	(3.1)	(0.5)	(0.6)	(0.1)	(1.9)	(0.5)
Tax accrual adjustments and other, net	(4.7)	(0.8)	(6.1)	(1.3)	0.7	0.2
Income Taxes from Continuing Operations	$215.5	34.4%	$157.2	34.8%	$129.8	31.9%
The effective income tax rates were 34.4%, 34.8% and 31.9% in 2012, 2011 and 2010, respectively. The change in the overall effective tax rate in 2012 versus 2011 was minimal. The 2011 rate increased compared to 2010 rate due to the 2010 rate settlement in Pennsylvania and for the change in Indiana state taxes, discussed below.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 (ATRA). ATRA, among other things, extends retroactively the research credit under Internal Revenue Code section 41 until December 31, 2013, and also extends and modifies 50% bonus depreciation for 2013. In general, 50% bonus depreciation will be available for property placed in service before January 1, 2014, or in the case of certain property having longer production periods, January 1, 2015. NiSource will record the effects of ATRA in the first quarter 2013. NiSource does not believe that the retroactive extension of the research credit will have a significant effect on net income. At December 31, 2012, NiSource is reflecting $162.8 million of current deferred tax assets related to federal net operating loss carryforwards based upon when it expected to use net operating losses according to the tax law in effect as of the balance sheet date. The extension of bonus depreciation under ATRA will more likely than not change the timing of the usage of the federal net operating loss to a period beyond 12 months from the balance sheet date. Accordingly, NiSource expects that in the first quarter of 2013, the majority of the deferred tax asset related to the federal net operating loss carryforward will be presented as non-current.

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
On August 19, 2011, the IRS issued Revenue Procedure 2011-43, which provided a safe harbor method that taxpayers may use to determine whether certain expenditures related to electric transmission and distribution assets must be capitalized. This revenue procedure provided procedures for obtaining automatic consent from the IRS to adopt the safe harbor method for the first or second taxable year beginning after December 30, 2010. NiSource changed its method of tax accounting related to certain expenditures, including those related to electric transmission and distribution assets, in 2008. At December 31, 2011 and 2010, NiSource had $80.9 million and $107.4 million, respectively, of unrecognized tax benefits related to this method change pending resolution on audit or further guidance from the IRS or United States Treasury Department. As a result of the issuance of the revenue procedure NiSource revised its estimates and recorded tax benefits of $12.9 million in the third quarter of 2011. Excluding minor amounts of interest, the revision of estimate did not impact total income tax expense. On its 2011 federal income tax return filed in September 2012, NiSource included an automatic change in tax accounting method related to electric transmission and distribution repairs in conformity with Revenue Procedure 2011-43.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

On December 27, 2011, the United States Treasury Department and the IRS issued temporary and proposed regulations effective for years beginning on or after January 1, 2012 that, among other things, provided guidance on whether expenditures qualified as deductible repairs (the “Tangible Property Regulations”). In addition to repairs related rules, the proposed and temporary regulations provided additional guidance related to capitalization of tangible property. Among other things, these rules provide guidance for the treatment of materials and supplies, dispositions of property, and related elections. On March 15, 2012, the IRS issued a directive to discontinue exam activity related to positions on this issue taken on original tax returns for years beginning before January 1, 2012 (commonly referred to as the “Stand-down Position”).

On October 2, 2012 and later incorporated by reference in the Revenue Agent's Report dated November 14, 2012 for the 2008 to 2010 tax years, NiSource received an audit adjustment that adopted the Stand-down Position. The effect of this adjustment is to allow the repairs claims as filed and to defer review until a new method is adopted in 2012 or a subsequent acceptable year.

On November 20, 2012, the Treasury Department and IRS issued Notice 2012-73, which in relevant part stated that (i) final regulations would be issued in 2013, and (ii) the final regulations will contain changes from the temporary regulations. The Notice in essence defers the requirement of adopting the temporary regulations until 2013 and the final regulations until 2014. NiSource will evaluate the final regulations when issued and at that time will assess the proper period for adoption.

On May 12, 2011, the governor of Indiana signed into law House Bill 1004, which among other things, lowered the corporate income tax rate from 8.5% to 6.5% over four years beginning on July 1, 2012. The reduction in the tax rate impacted deferred income taxes and tax related regulatory assets and liabilities recoverable in the rate making process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to Indiana net operating loss carry forward, was reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the second quarter 2011, NiSource recorded tax expense of $6.8 million to reflect the effect of this rate change. The expense is largely attributable to the re-measurement of the Indiana net operating loss at the 6.5% rate. The majority of the Company’s tax temporary differences are related to Northern Indiana’s utility plant. The re-measurement of these temporary differences at 6.5% was recorded as a reduction of a regulatory asset.
In the fourth quarter of 2010, NiSource received permission from the IRS to change its method of accounting for capitalized overhead costs under Section 263A of the Internal Revenue Code. The change was effective for the 2009 tax year. The Company recorded a net long-term receivable of $31.5 million, net of uncertain tax positions, in the fourth quarter of 2010 to reflect this change. There was no material impact on the effective tax rate as a result of this method change. In 2011, the Company revised its calculation related to the change in method and recorded an increase to the net long-term receivable of $3.3 million, net of uncertain tax positions, to reflect the change in estimate. Excluding minor amounts of interest, the revision in estimate did not impact total income tax expense. In 2012, the IRS completed fieldwork for the audit for the years 2008-2010. The audit is subject to Joint Committee review, which is expected to be completed in 2013. The Company has revised its estimate of unrecognized tax benefit related to this issue to incorporate 2012 activity and has reflected $34.4 million as a current receivable.
In the third quarter of 2010, NiSource recorded a $15.2 million reduction to income tax expense in connection with the Pennsylvania PUC approval of the Columbia of Pennsylvania base rate case settlement on August 18, 2010. The adjustment to income tax expense resulted from the settlement agreement to flow through in current rates the tax benefits related to a tax accounting method change for certain capitalized costs approved by the IRS. As a result of the Pennsylvania Commission Order on October 14, 2011, Columbia of Pennsylvania will continue to flow through in rates unamortized tax benefits of approximately $15.6 million through January 2014 related to the unit of property tax method change. The amortization of excess tax benefits was $14.9 million in 2012. On a prospective basis, Columbia of Pennsylvania will recognize deferred tax expense rather than flow through in rates the tax benefits resulting from this method change.
The 2010 Health Care Act includes a provision eliminating, effective January 1, 2013, the tax deductibility of retiree health care costs to the extent of federal subsidies received under the Retiree Drug Subsidy program. When the Retiree Drug Subsidy was created by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, NiSource recorded a deferred tax asset reflecting the exclusion of the expected future Retiree Drug Subsidy from taxable income. At the same time, an offsetting regulatory liability was established to reflect NiSource's obligation to reduce income taxes collected in future rates. ASC Topic 740 - Income Taxes requires the impact of a change in tax law to be immediately recognized in continuing operations in the income statement for the period that includes the enactment date. In the first quarter of 2010, NiSource reversed its deferred tax asset of $6.2 million related to previously excludable Retiree Drug Subsidy payments expected to be received after January 1, 2013, which was completely offset by the reversal of the related regulatory liability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2012	2011
Deferred tax liabilities
Accelerated depreciation and other property differences	$3,306.6	$2,943.0
Unrecovered gas and fuel costs	23.2	14.6
Other regulatory assets	840.0	858.8
Premiums and discounts associated with long-term debt	12.1	12.8
Total Deferred Tax Liabilities	4,181.9	3,829.2
Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(191.5)	(73.9)
Cost of removal	(523.4)	(557.9)
Pension and other postretirement/postemployment benefits	(353.6)	(369.8)
Environmental liabilities	(49.0)	(63.6)
Net operating loss carryforward and AMT credit carryforward	(218.9)	(250.3)
Other accrued liabilities	(55.4)	(45.7)
Other, net	(55.9)	(56.9)
Total Deferred Tax Assets	(1,447.7)	(1,418.1)
Net Deferred Tax Liabilities	2,734.2	2,411.1
Less: Deferred income taxes related to current assets and liabilities (1)	(219.1)	(130.8)
Non-Current Deferred Tax Liability	$2,953.3	$2,541.9
(1) Current deferred taxes is located in Prepayments and other on the Consolidated Balance Sheets.

State income tax net operating loss benefits were recorded at their realizable value. NiSource anticipates it is more likely than not that it will realize $39.4 million and $35.8 million of these benefits as of December 31, 2012 and December 31, 2011, respectively, prior to their expiration. The remaining net operating loss carry forward represents a Federal carry forward of $176.5 million that will expire in 2032 and an Alternative Minimum Tax credit of $3.0 million that will carry forward indefinitely. The state amounts are primarily for Indiana, Pennsylvania, and West Virginia. The loss carryforward periods expire in various tax years from 2024 through 2032.
The following table reconciles the change in the net accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

(in millions)	2012	2011
Beginning net accumulated deferred tax liability	$2,411.1	$2,230.2
Deferred income tax expense for the period	308.7	183.2
Change in tax effects of income tax related regulatory assets and liabilities	23.5	3.2
Deferred taxes recorded to other comprehensive income/(loss)	(3.8)	1.0
Deferred taxes transferred to taxes accrued and other charges	(5.3)	(6.5)
Ending net accumulated deferred tax liability per above table	$2,734.2	$2,411.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Reconciliation of Unrecognized Tax Benefits (in millions)	2012	2011	2010
Unrecognized Tax Benefits - Opening Balance	$105.3	$129.2	$117.7
Gross increases - tax positions in prior period	0.2	5.7	1.2
Gross decreases - tax positions in prior period	(85.4)	(29.6)	(8.2)
Gross increases - current period tax positions	8.4	—	18.5
Unrecognized Tax Benefits - Ending Balance	$28.5	$105.3	$129.2
Offset for outstanding IRS refunds	(16.0)	(87.9)	(114.2)
Offset for net operating loss carryforwards	(10.2)	(13.3)	(17.2)
Balance - Net of Refunds and NOL Carryforwards	$2.3	$4.1	$(2.2)

As discussed above, NiSource was granted permission to change its tax method of accounting for capitalizing certain costs and has taken certain positions related to this change in its 2008 income tax return. NiSource's determination of what constitutes a capital cost versus ordinary expense was subject to revision on audit by the IRS. As such, the status of this tax return position was uncertain. During 2009, NiSource added $114.4 million to its liability for unrecognized tax benefits for uncertain tax positions related to this issue. On August 19, 2011, the IRS issued Revenue Procedure 2011-43, which provided a safe harbor method that taxpayers may use to determine whether certain expenditures related to electric transmission and distribution assets must be capitalized. This revenue procedure provided procedures for obtaining automatic consent from the IRS to adopt the safe harbor method for the first or second taxable year beginning after December 30, 2010. As a result of the issuance of the revenue procedure, NiSource revised its estimates and recorded tax benefits of $12.9 million in the third quarter of 2011. Excluding minor amounts of interest, the revision in estimate did not impact total income tax expense.

Based upon its intent to comply with Internal Revenue Procedures, Tangible Property Regulations and the Stand-down Position audit adjustment, NiSource has determined that the unrecognized tax benefit associated with the requested change in tax accounting method filed for 2008 related to electric generation and gas transmission and distribution required a re-measurement under the provisions of ASC 740. Therefore, in the fourth quarter of 2012 NiSource recognized an income tax receivable of $85.7 million related to the 2008 and 2009 tax years and increases in net operating loss carryforwards of $6.8 million for the tax years 2010-2012, previously unrecognized. Except for interest recorded on the tax receivables, the recognition of the receivables and net operating loss carryforwards did not materially affect tax expense or net income.

In 2010, NiSource received permission to change its method of accounting for capitalizing overhead costs. The Company recorded an unrecognized tax benefit related to this uncertain tax position of $17.6 million in 2010. In 2011, this estimate was revised to $19.9 million. In 2012, the IRS completed fieldwork for the audit for the years 2008-2010, which is pending Joint Committee review. The Company has revised the unrecognized tax benefit related to this issue to incorporate 2012 activity. At December 31, 2012, the unrecognized tax benefits were $21.1 million.

Offsetting the liability for unrecognized tax benefits are $26.2 million of related outstanding tax receivables and net operating loss carryforwards resulting in a net balance of $3.2 million, including interest, related to the tax method change issues.

Except as discussed above, there have been no other material changes in 2012 to NiSource's uncertain tax positions recorded as of December 31, 2011.

The total amount of unrecognized tax benefits at December 31, 2012, 2011 and 2010 that, if recognized, would affect the effective tax rate is $2.2 million, $2.4 million and $3.9 million, respectively. As of December 31, 2011, NiSource did not anticipate any significant changes to its liability for unrecognized tax benefits over the twelve months ended December 31, 2012. It is reasonably possible that a $20.5 million decrease in unrecognized tax benefits could occur in 2013 due primarily to Joint Committee on Taxation review of the 2008-2010 federal audit. Other amounts that are reasonably possible to be settled in 2013 are not significant.

NiSource recognizes accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities, and tax penalties in income tax expense. With respect to its unrecognized tax benefits, NiSource recorded $0.2 million, $(0.1) million and $0.1 million in interest expense in the Statements of Consolidated Income for the years ended December 31, 2012, 2011 and 2010,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

respectively. For the years ended December 31, 2012 and December 31, 2011, NiSource reported $0.9 million and $0.7 million, respectively, of accrued interest payable on unrecognized tax benefits on its Consolidated Balance Sheets. There were no accruals for penalties recorded in the Statement of Consolidated Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.

NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, Louisiana, Mississippi, Maryland, Tennessee, New Jersey and New York.

Because NiSource is part of the IRS's Large and Mid-Size Business program, each year's federal income tax return is typically audited by the IRS. As of December 31, 2012, tax years through 2007 have been audited and are effectively closed to further assessment. The audit of tax years 2008, 2009, and 2010 is now in Joint Committee review.

The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. As of December 31, 2012, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

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

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension plan for investment purposes. The asset mix and acceptable minimum and maximum ranges established for the postretirement welfare plan assets represents a long-term view and are listed in the following table.

In 2012, a dynamic asset allocation policy for the pension fund was approved. This policy calls for a gradual reduction in the allocation to return-seeking assets (equities, real estate, private equity and hedge funds) and a corresponding increase in the allocation to liability-hedging assets (fixed income) as the funded status of the plans increase above 90% (as measured by the Projected Benefit Obligations of the qualified pension plans divided by the market value of qualified pension plan assets). The asset mix and acceptable minimum and maximum ranges established by the policy for the pension fund at the pension plans funded status on December 31, 2012 are as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Welfare Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	25%	45%	35%	55%
International Equities	15%	25%	15%	25%
Fixed Income	23%	37%	20%	50%
Real Estate/Private Equity/Hedge Funds	0%	15%	0%	0%
Short-Term Investments	0%	10%	0%	10%
Pension Plan and Postretirement Plan Asset Mix at December 31, 2012 and December 31, 2011:

(in millions)	Defined Benefit Pension Assets	12/31/2012	Postretirement Welfare Plan Assets	12/31/2012
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$809.0	37.4%	$171.0	45.3%
International Equities	453.3	21.0%	72.9	19.3%
Fixed Income	662.6	30.7%	132.2	35.0%
Real Estate/Private Equity/Hedge Funds	222.4	10.3%	—	—
Cash/Other	13.7	0.6%	1.5	0.4%
Total	$2,161.0	100.0%	$377.6	100.0%

(in millions)	Defined Benefit Pension Assets	12/31/2011	Postretirement Welfare Plan Assets	12/31/2011
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$788.6	37.8%	$149.7	45.4%
International Equities	427.3	20.5%	60.0	18.2%
Fixed Income	618.7	29.6%	117.1	35.5%
Real Estate/Private Equity/Hedge Funds	219.8	10.5%	—	—
Cash/Other	33.4	1.6%	3.0	0.9%
Total	$2,087.8	100.0%	$329.8	100.0%
The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Benefits Committee. As of December 31, 2012, $814.4 million of defined benefit pension assets and $23.7 million of other postretirement benefit assets included in international equities, domestic equities or fixed income asset classes in the table above would be considered alternative investments, as that term is defined by the AICPA, in addition to those investments in the real estate/private equity/hedge funds asset class. As of December 31, 2011, $670.2 million of defined benefit pension assets and $21.3 million of other postretirement benefit assets included in international equities, domestic equities or fixed income asset classes in the table above would be considered alternative investments, in addition to those investments in the real estate/private equity/hedge funds asset class. Alternative investments are defined by the AICPA practice aid, Alternative Investments-Audit Considerations, as investments not listed on national exchanges or over-the-counter markets, or for which quoted market prices are not available from sources such as financial publications or the exchanges.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the Master Trust and OPEB investment assets at fair value as of December 31, 2012 and 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Total Master Trust and OPEB investment assets at fair

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

value classified within Level 3 were $326.7 million and $326.8 million as of December 31, 2012 and December 31, 2011, respectively. Such amounts were approximately 13% and 14% of the Master Trust and OPEB’s total investments as reported on the statement of net assets available for benefits at fair value as of December 31, 2012 and 2011, respectively.
Valuation Techniques Used to Determine Fair Value:

Level 1 Measurements

Most common and preferred stock are traded in active markets on national and international securities exchanges and are valued at closing prices on the last business day of each period presented. Cash is stated at cost which approximates their fair value, with the exception of cash held in foreign currencies which fluctuates with changes in the exchange rates. Government bonds, short-term bills and notes are priced based on quoted market values.
Level 2 Measurements
Most U.S. Government Agency obligations, mortgage/asset-backed securities, and corporate fixed income securities are generally valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. To the extent that quoted prices are not available, fair value is determined based on a valuation model that includes inputs such as interest rate yield curves and credit spreads. Securities traded in markets that are not considered active are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Other fixed income includes futures and options which are priced on bid valuation or settlement pricing.
Commingled funds that hold underlying investments that have prices which are derived from the quoted prices in active markets are classified as Level 2. The funds' underlying assets are principally marketable equity and fixed income securities. Units held in commingled funds are valued at the unit value as reported by the investment managers. The fair value of the investments in commingled funds has been estimated using the net asset value per share of the investments.
Level 3 Measurements
Commingled funds that hold underlying investments that have prices which are not derived from the quoted prices in active markets are classified as Level 3. The respective fair values of these investments are determined by reference to the funds' underlying assets, which are principally marketable equity and fixed income securities. Units held in commingled funds are valued at the unit value as reported by the investment managers. These investments are often valued by investment managers on a periodic basis using pricing models that use market, income, and cost valuation methods.
The hedge funds of funds invest in several strategies including fundamental long/short, relative value, and event driven. Hedge fund of fund investments may be redeemed annually, usually with 100 days' notice. Private equity investment strategies include buy-out, venture capital, growth equity, distressed debt, and mezzanine debt. Private equity investments are held through limited partnerships.
Limited partnerships are valued at estimated fair market value based on their proportionate share of the partnership's fair value as recorded in the partnerships' audited financial statements. Partnership interests represent ownership interests in private equity funds and real estate funds. Real estate partnerships invest in natural resources, commercial real estate and distressed real estate. The fair value of these investments is determined by reference to the funds' underlying assets, which are principally securities, private businesses, and real estate properties. The value of interests held in limited partnerships, other than securities, is determined by the general partner, based upon third-party appraisals of the underlying assets, which include inputs such as cost, operating results, discounted cash flows and market based comparable data. Private equity and real estate limited partnerships typically call capital over a 3 to 5 year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 10-15 years and these investments typically cannot be redeemed prior to liquidation.

For the year ended December 31, 2012, there were no significant changes to valuation techniques to determine the fair value of NiSource's pension and other postretirement benefits' assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Fair Value Measurements at December 31, 2012:

(in millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$6.1	$6.1	$—	$—
Equity securities
U.S. equities	530.9	528.7	2.2	—
International equities	147.8	146.6	1.2	—
Fixed income securities
Government	172.1	119.8	51.9	0.4
Corporate	105.4	—	105.4	—
Mortgages/Asset backed securities	109.3	—	109.1	0.2
Other fixed income	0.8	—	0.8	—
Commingled funds
Short-term money markets	59.7	—	59.7	—
U.S. equities	232.7	—	232.7	—
International equities	298.8	—	298.8	—
Fixed income	282.9	—	178.3	104.6
Hedge fund of funds
Multi-strategy (1)	52.5	—	—	52.5
Equities-market neutral (2)	31.5	—	—	31.5
Private equity limited partnerships
U.S. multi-strategy (3)	62.3	—	—	62.3
International multi-strategy (4)	43.4	—	—	43.4
Distressed opportunities	11.5	—	—	11.5
Real estate	20.3	—	—	20.3
Pension plan assets subtotal	2,168.0	801.2	1,040.1	326.7
Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	0.7	—	0.7	—
U.S. equities	23.7	—	23.7	—
Mutual funds
U.S. equities	146.6	146.6	—	—
International equities	74.4	74.4	—	—
Fixed income	132.2	132.2	—	—
Other postretirement benefit plan assets subtotal	377.6	353.2	24.4	—
Due to brokers, net (5)	(10.5)
Accrued investment income/dividends	3.3
Receivables/payables	0.2
Total pension and other post-retirement benefit plan assets	$2,538.6	$1,154.4	$1,064.5	$326.7
(1) This class includes hedge fund of funds that invest in a diverse portfolio of strategies including relative value, event driven and long/short equities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

(2) This class includes hedge fund of funds that invest in long/short equities, which in total maintain a relatively net market neutral position.
(3) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily inside the United States.
(4) This class includes limited partnerships/fund of funds that invest in diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily outside the United States.
(5) This class represents pending trades with brokers.
The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2012:

	Balance at January 1, 2012	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2012
Fixed income securities
Government	$0.5	$—	$—	$(0.1)	$—	$0.4
Mortgages/Asset backed securities	1.2	0.2	—	—	(1.2)	0.2
Other fixed income	0.1	—	—	(0.1)	—	—
Commingled funds
Fixed income	105.4	7.1	3.1	(11.0)	—	104.6
Hedge fund of funds
Multi-strategy	49.4	3.1	—	—	—	52.5
Equities-market neutral	33.0	(1.5)	—	—	—	31.5
Private equity limited partnerships
U.S. multi-strategy	61.1	(2.2)	9.5	(6.1)	—	62.3
International multi-strategy	42.5	(3.0)	4.8	(0.9)	—	43.4
Distressed opportunities	12.7	(0.7)	1.3	(1.8)	—	11.5
Real estate	20.9	1.5	0.6	(2.7)	—	20.3
Total	$326.8	$4.5	$19.3	$(22.7)	$(1.2)	$326.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Fair Value Measurements at December 31, 2011:

(in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$10.4	$10.4	$—	$—
Equity securities
U.S. equities	631.0	630.9	0.1	—
International equities	144.0	143.0	1.0	—
Fixed income securities
Government	133.5	91.2	41.8	0.5
Corporate	101.7	—	101.7	—
Mortgages/Asset backed securities	115.6	—	114.4	1.2
Other fixed income	0.4	—	0.3	0.1
Commingled funds
Short-term money markets	66.5	—	66.5	—
U.S. equities	125.8	—	125.8	—
International equities	278.5	—	278.5	—
Fixed income	265.8	—	160.4	105.4
Hedge fund of funds
Multi-strategy (1)	49.4	—	—	49.4
Equities-market neutral (2)	33.0	—	—	33.0
Private equity limited partnerships
U.S. multi-strategy (3)	61.1	—	—	61.1
International multi-strategy (4)	42.5	—	—	42.5
Distressed opportunities	12.7	—	—	12.7
Real Estate	20.9	—	—	20.9
Pension plan assets subtotal	2,092.8	875.5	890.5	326.8
Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	2.9	—	2.9	—
U.S. equities	21.3	—	21.3	—
Mutual funds
U.S. equities	127.4	127.4	—	—
International equities	61.8	61.8	—	—
Fixed income	116.4	116.4	—	—
Other postretirement benefit plan assets subtotal	329.8	305.6	24.2	—
Due to brokers, net (5)	(38.7)
Accrued investment income/dividends	3.7
Receivables/payables	30.0
Total pension and other post-retirement benefit plan assets	$2,417.6	$1,181.1	$914.7	$326.8
(1) This class includes hedge fund of funds that invest in a diverse portfolio of strategies including relative value, event driven and

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

long/short equities.
(2) This class includes hedge fund of funds that invest in long/short equities, which in total maintain a relatively net market neutral position.
(3) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily in the United States.
(4) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily outside the United States.
(5) This class represents pending trades with brokers.
The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2011:

	Balance at January 1, 2011	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2011
Equity securities
U.S. equities	$0.1	$—	$—	$—	$(0.1)	$—
Fixed income securities
Government	0.6	—	—	(0.1)	—	0.5
Corporate	0.4	(0.5)	0.1	—	—	—
Mortgages/Asset backed securities	0.5	(0.2)	0.5	—	0.4	1.2
Other fixed income	0.5	—	0.5	(0.9)	—	0.1
Commingled funds
Fixed income	111.4	(0.1)	2.0	(7.9)	—	105.4
Hedge fund of funds
Multi-strategy	49.0	0.4	—	—	—	49.4
Equities-market neutral	31.5	1.5	—	—	—	33.0
Private equity limited partnerships
U.S. multi-strategy	58.8	(4.6)	14.3	(7.4)	—	61.1
International multi-strategy	36.2	2.3	5.2	(1.2)	—	42.5
Distress opportunities	9.3	(0.4)	4.5	(0.7)	—	12.7
Real estate	15.8	2.0	3.1	—	—	20.9
Total	$314.1	$0.4	$30.2	$(18.2)	$0.3	$326.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure.     The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012		2011
Change in projected benefit obligation (1)
Benefit obligation at beginning of year	$2,560.7	$2,478.4	$786.3		$756.0
Service cost	37.7	37.5	11.2		9.9
Interest cost	112.8	119.5	37.5		38.6
Plan participants’ contributions	—	—	6.9		7.0
Plan amendments	1.1	0.2	(2.0)		(0.5)
Actuarial loss	271.2	122.5	52.3		30.8
Settlement loss	0.6	—	—		—
Benefits paid	(192.1)	(197.4)	(53.0)		(56.4)
Estimated benefits paid by incurred subsidy	—	—	0.9		0.9
Projected benefit obligation at end of year	$2,792.0	$2,560.7	$840.1		$786.3
Change in plan assets
Fair value of plan assets at beginning of year	$2,087.8	$1,900.0	$329.8		$326.8
Actual return on plan assets	261.6	(8.3)	46.6		(1.2)
Employer contributions	3.7	393.5	47.3		53.6
Plan participants’ contributions	—	—	6.9		7.0
Benefits paid	(192.1)	(197.4)	(53.0)		(56.4)
Fair value of plan assets at end of year	$2,161.0	$2,087.8	$377.6		$329.8
Funded Status at end of year	$(631.0)	$(472.9)	$(462.5)	—	$(456.5)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—	$—		$31.5
Current liabilities	(3.4)	(3.3)	(0.7)		(21.1)
Noncurrent liabilities	(627.6)	(469.6)	(461.8)		(466.9)
Net amount recognized at end of year (2)	$(631.0)	$(472.9)	$(462.5)		$(456.5)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability (3)
Unrecognized transition asset obligation	$—	$—	$0.5		$1.7
Unrecognized prior service cost	(5.1)	(6.0)	(6.7)		(4.3)
Unrecognized actuarial loss	1,205.2	1,113.6	215.3		192.2
	$1,200.1	$1,107.6	$209.1		$189.6
(1) The change in benefit obligation for Pension Benefits represents the change in Projected Benefit Obligation while the change in benefit obligation for Other Postretirement Benefits represents the change in Accumulated Postretirement Benefit Obligation.
(2) NiSource recognizes in its Consolidated Balance Sheets the underfunded and overfunded status of its various defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.
(3) NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $1,345.7 million and $0.4 million, respectively, as of December 31, 2012, and $1,244.2 million and zero, respectively, as of December 31, 2011 that would otherwise have been recorded to accumulated other comprehensive income (loss).
NiSource’s accumulated benefit obligation for its pension plans was $2,771.6 million and $2,523.5 million as of December 31, 2012 and 2011, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.

NiSource pension plans were underfunded by $631.0 million at December 31, 2012 compared to being underfunded at December 31, 2011 by $472.9 million. The decline in funded status was due primarily to a decrease in discount rate from the prior measurement

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

date and reduced employer contributions in 2012, partially offset by favorable asset returns in 2012. NiSource contributed $3.7 million and $393.5 million to its pension plans in 2012 and 2011, respectively.
NiSource’s funded status for its other postretirement benefit plans declined by $6.0 million to an underfunded status of $462.5 million primarily due to a decrease in discount rate, partially offset by favorable asset returns in 2012. NiSource contributed approximately $47.3 million and $53.6 million to its other postretirement benefit plans in 2012 and 2011, respectively. No amounts of NiSource’s pension or other postretirement plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2013.

In 2012, a NiSource pension plan had year to date payouts exceeding the plan's 2012 service cost plus interest cost and therefore meeting the requirement for settlement accounting. A one-time settlement charge of $1.9 million was recorded during the third quarter of 2012. As a result of the settlement, the pension plan was remeasured resulting in an increase to the pension benefit obligation, net of plan assets, of $3.0 million and net increases to regulatory assets and accumulated other comprehensive income of $1.0 million and $0.1 million, respectively. Net periodic pension benefit cost for 2012 was decreased by $0.1 million as a result of the remeasurement.
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
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	3.63%	4.60%	3.95%	4.88%
Rate of Compensation Increases	4.00%	4.00%	—	—
Health Care Trend Rates
Trend for Next Year	—	—	7.25%	7.50%
Ultimate Trend	—	—	5.00%	5.00%
Year Ultimate Trend Reached	—	—	2018	2017

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	1% point increase	1% point decrease
Effect on service and interest components of net periodic cost	$4.5	$(3.6)
Effect on accumulated postretirement benefit obligation	67.9	(56.7)
NiSource expects to make contributions of approximately $11.3 million to its pension plans and approximately $40.4 million to its postretirement medical and life plans in 2013.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure NiSource’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits	Federal Subsidy Receipts
Year(s)
2013	$229.6	$51.8	$1.5
2014	229.9	52.9	1.7
2015	224.7	53.9	1.9
2016	232.0	54.9	2.0
2017	231.4	55.6	2.0
2018-2022	1,050.3	285.4	9.1
The following table provides the components of the plans’ net periodic benefits cost for each of the three years:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost (Income)
Service cost	$37.7	$37.5	$39.2	$11.2	$9.9	$9.8
Interest cost	112.8	119.5	125.7	37.5	38.6	41.4
Expected return on assets	(164.6)	(167.0)	(143.7)	(26.7)	(26.6)	(23.8)
Amortization of transitional obligation	—	—	—	1.2	1.2	1.3
Amortization of prior service cost	0.2	0.2	2.0	0.3	(0.5)	1.1
Recognized actuarial loss	81.2	55.7	57.8	9.4	6.6	6.7
Net Periodic Benefit Costs	67.3	45.9	81.0	32.9	29.2	36.5
Additional loss recognized due to:
Settlement loss	1.9	—	1.3	—	—	—
Total Net Periodic Benefits Cost	$69.2	$45.9	$82.3	$32.9	$29.2	$36.5
NiSource recognized cost of $69.2 million for its pension plans in 2012 compared to cost of $45.9 million in 2011 due primarily to a decrease in the discount rate in 2012 compared to 2011 and unfavorable returns on plan assets experienced in 2011. For its other postretirement benefit plans, NiSource recognized $32.9 million in cost in 2012 compared to $29.2 million in cost in 2011 due primarily to a decrease in the discount rate in 2012 compared to 2011 and unfavorable returns on plan assets experienced in 2011. For 2012 and 2011, pension and other postretirement benefit cost of approximately $25.1 million and $58.3 million,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	4.60%	5.00%	5.54%	4.88%	5.29%	5.86%
Expected Long-Term Rate of Return on Plan Assets	8.30%	8.75%	8.75%	8.13%	8.75%	8.75%
Rate of Compensation Increases	4.00%	4.00%	4.00%	—	—	—
NiSource believes it is appropriate to assume an 8.30% rate of return on pension plan assets for its calculation of 2012 pension benefits cost. This is primarily based on asset mix and historical rates of return.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012	2011
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Settlements	$(1.9)	$—	$—	$—
Net prior service cost/(credit)	1.1	0.2	(2.1)	(0.5)
Net actuarial loss	174.7	297.9	32.5	58.7
Less: amortization of transitional (asset)/obligation	—	—	(1.2)	(1.3)
Less: amortization of prior service cost	(0.2)	(0.2)	(0.3)	0.5
Less: amortization of net actuarial (gain) loss	(81.2)	(55.7)	(9.4)	(6.6)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$92.5	$242.2	$19.5	$50.8
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$161.7	$288.1	$52.4	$80.0
Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost (credit), and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2013 for the pension plans are $84.1 million, $0.3 million and zero, respectively, and for other postretirement benefit plans are $11.0 million, $(0.7) million and $0.5 million, respectively.

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
As of December 31, 2012, NiSource and Northern Indiana had no preferred shares outstanding. All of NiSource’s retained earnings at December 31, 2012 are free of restrictions.

14.	Common Stock
As of December 31, 2012, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.94, $0.92 and $0.92 per share for the years ended December 31, 2012, 2011 and 2010, respectively. The Board, at its meeting on January 25, 2013, declared a quarterly common dividend of $0.24 per share, payable on February 20, 2013 to holders of record on February 4, 2013. NiSource has certain debt covenants which could potentially limit the amount of dividends the Company could pay in order to maintain compliance with these covenants. Refer to Note 16, " Long-Term Debt," for more information. As of December 31, 2012, these covenants did not restrict the amount of dividends that were available to be paid. There are no other effective limitations with respect to the Company's ability to pay dividends.
Dividend Reinvestment and Stock Purchase Plan. NiSource offers a Dividend Reinvestment and Stock Purchase Plan which allows participants to reinvest dividends and make voluntary cash payments to purchase additional shares of common stock on the open market.
Forward Agreements. On September 14, 2010, NiSource and Credit Suisse Securities (USA) LLC, as forward seller, closed an underwritten registered public offering of 24,265,000 shares of NiSource’s common stock. All of the shares sold were borrowed and delivered to the underwriters by the forward seller. In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. On September 10, 2012, NiSource settled the Forward Agreements by physically delivering the 24,265,000 shares of NiSource common stock and receiving cash proceeds of $339.1 million. Cash proceeds related to the settlement of the Forward Agreements are recorded in the issuance of common stock line in the financing activities section of the Statement of Consolidated Cash Flows for the period ended December 31, 2012. Additionally, refer to Note 1-M, "Earnings Per Share," for information regarding the dilutive impact to EPS of the Forward Agreements.

15.	Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the prior 1994 Plan or the Director Plan. At December 31, 2012, there were 7,359,009 shares reserved for future awards under the Omnibus Plan.
Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $17.8 million, $13.4 million and $11.2 million during 2012, 2011 and 2010, respectively, as well as related tax benefits of $6.1 million, $4.7 million and $3.7 million, respectively.
As of December 31, 2012, the total remaining unrecognized compensation cost related to nonvested awards amounted to $17.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Stock Options. Option grants may be awarded with an exercise price equal to the average of the high and low market price on the day of the grant. As of December 31, 2012, the weighted average remaining contractual life of the options outstanding and exercisable was 1.5 years. Stock option transactions for the year ended December 31, 2012 were as follows:

	Options	Weighted Average Option Price ($)
Outstanding at December 31, 2011	2,818,715	22.09
Granted	—	—
Exercised	(1,253,529)	21.93
Cancelled	(6,750)	23.73
Outstanding at December 31, 2012	1,558,436	22.21
Exercisable at December 31, 2012	1,558,436	22.21

No options were granted during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, the aggregate intrinsic value for the options outstanding and exercisable was $4.2 million. During 2012 and 2011, cash received from the exercise of options was $27.5 million and $8.8 million, respectively. No options were exercised during 2010.
Restricted Stock Units and Restricted Stock. In 2012, NiSource granted restricted stock units and shares of restricted stock of 226,431, subject to service conditions. The total grant date fair value of the shares of restricted stock units and shares of restricted stock was $5.1 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2012, 211,431 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2012 award.
In 2011, NiSource granted restricted stock units and shares of restricted stock of 142,593, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $2.4 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2012, 125,833 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2011 award.
In 2010, NiSource granted restricted stock units and shares of restricted stock of 265,134, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $3.5 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2012, 216,981 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2010 award.
If the employee terminates employment before the service conditions lapse under the 2010, 2011 and 2012 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all restricted stock units and shares of restricted stock awarded being forfeited effective on the employee's date of termination.

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2011	654,554	11.61
Granted	226,431	22.69
Forfeited	(30,399)	17.40
Vested	(293,341)	8.21
Nonvested and expected to vest at December 31, 2012	557,245	17.58

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Performance Shares. In 2012, NiSource granted 772,128 performance shares subject to performance conditions. The grant date fair-value of the awards was $16.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2011 and ending on December 31, 2014) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on January 30, 2015 when the shares vest provided the performance criteria are satisfied. As of December 31, 2012, 765,710 nonvested performance shares were granted and outstanding of the 2012 award.
In 2011, NiSource granted 749,237 performance shares subject to performance conditions. The grant date fair-value of the awards was $12.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2014 when the shares vest provided the performance criteria are satisfied. As of December 31, 2012, 662,361 nonvested performance shares were granted and outstanding for the 2011 award.
In 2010, NiSource granted 662,969 contingent stock units subject to performance conditions. The grant date fair-value of the awards was $8.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2013 when 100% of the shares vest provided the performance criteria is satisfied. As of December 31, 2012, 571,345 nonvested contingent stock units were granted and outstanding for the 2010 award.
If the employee terminates employment before the service conditions lapse under the 2010, 2011 and 2012 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the shares of restricted stock and restricted stock units. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all shares of restricted stock and restricted stock units awarded being forfeited effective on the employee's date of termination.

	Contingent Awards	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2011	2,068,120	11.98
Granted	772,128	20.70
Forfeited	(322,199)	8.99
Vested	(518,633)	7.56
Nonvested and expected to vest at December 31, 2012	1,999,416	16.99
Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of December 31, 2012, 139,011 restricted stock units are outstanding to non-employee directors under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of December 31, 2012, 193,366 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the years ended December 31, 2012, 2011 and 2010, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $27.3 million, $25.9 million and $19.7 million, respectively.

16.	Long-Term Debt
NiSource Finance is a 100% owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in March 2000 under the laws of the state of Indiana. Prior to 2000, the function of NiSource Finance was performed by Capital Markets. NiSource Finance obligations are fully and unconditionally guaranteed by NiSource. Consequently no separate financial statements for NiSource Finance are required to be reported. No other NiSource subsidiaries guarantee debt.

On November 28, 2012, NiSource Finance redeemed $315.0 million of 5.21% private placement notes.
On June 14, 2012, NiSource Finance issued $250.0 million of 3.85% senior unsecured notes that mature on February 15, 2023 and $500.0 million of 5.25% senior unsecured notes that mature on February 15, 2043.
On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks which matures on April 3, 2015. Borrowings under the term loan have an effective cost of LIBOR plus 137 basis points.
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
In the following table are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2012. The long-term debt maturities shown below include capital lease obligations and the debt of certain low-income housing real estate investments. NiSource does not guarantee the long-term debt obligations of the low-income housing real estate investments.

Year Ending December 31, (in millions)
2013	$507.2
2014	559.2
2015	495.0
2016	434.4
2017	603.0
After	4,768.8
Total (1)	$7,367.6
(1) This amount excludes $41.3 million of unamortized discount and premium.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a regulatory return during the recovery period.
Of NiSource’s long-term debt outstanding at December 31, 2012, $109.0 million was issued by NiSource’s subsidiary, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets’ obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of Northern Indiana, are available as recourse for the benefit of Capital Markets’ creditors. The carrying value of the NiSource assets, excluding the assets of Northern Indiana, was $15.9 billion at December 31, 2012.
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
NiSource is subject to a financial covenant under its five-year revolving credit facility and its three-year term loan issued April 5, 2012, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2012, the ratio was 59.3%.
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
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. The program capacity was expanded to $1.5 billion with the addition of RBS as a fifth dealer on February 15, 2013. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in May 2017. At December 31, 2012, NiSource had $499.6 million of commercial paper outstanding.
During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At December 31, 2012, NiSource had $44.0 million of borrowings outstanding under this facility.
As of December 31, 2012 and 2011, NiSource had $36.4 million and $37.5 million, respectively, of stand-by letters of credit outstanding, of which $18.3 million and $19.2 million, respectively, were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Consolidated Balance Sheets in the amount of $233.3 million and $231.7 million as of December 31, 2012 and 2011, respectively. Refer to Note 19, “Transfers of Financial Assets,” for additional information.
Short-term borrowings were as follows:

At December 31, (in millions)	2012	2011
Commercial Paper weighted average interest rate of 1.11% and 1.01% at December 31, 2012 and 2011, respectively.	$499.6	$402.7
Credit facilities borrowings weighted average interest rate of 3.73% and 1.99% at December 31, 2012 and 2011, respectively.	44.0	725.0
Accounts receivable securitization facility borrowings	233.3	231.7
Total short-term borrowings	$776.9	$1,359.4
Total short-term borrowings as of March 31, 2012, June 30, 2012 and September 30, 2012 were $1,264.2 million, $327.6 million and $225.3 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

18.	Fair Value Disclosures
A.Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012 and December 31, 2011:

Recurring Fair Value Measurements December 31, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Commodity price risk management assets:
Physical price risk programs	$—	$35.4	$—	$35.4
Financial price risk programs	71.5	0.8	0.1	72.4
Interest rate risk activities	—	40.4	—	40.4
Available-for-sale securities	27.4	84.4	—	111.8
Total	$98.9	$161.0	$0.1	$260.0
Liabilities
Commodity price risk management liabilities:
Physical price risk programs	$—	$—	$—	$—
Financial price risk programs	115.0	0.5	—	115.5
Total	$115.0	$0.5	$—	$115.5

Recurring Fair Value Measurements December 31, 2011 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$140.7	$—	$140.7
Financial price risk programs (1)	148.3	2.5	0.3	151.1
Interest rate risk activities	—	56.7	—	56.7
Available-for-sale securities	32.9	63.1	—	96.0
Total	$181.2	$263.0	$0.3	$444.5
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$3.9	$—	$3.9
Financial price risk programs	301.1	1.7	—	302.8
Total	$301.1	$5.6	$—	$306.7
(1) During the fourth quarter of 2011, NiSource recorded a reserve of $22.6 million on certain assets related to the wind down of the unregulated natural gas marketing business. The financial price risk program amount above is shown gross and has not been adjusted for the reserve.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of December 31, 2012 and 2011, there were no material transfers between fair value hierarchies. Additionally there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at December 31, 2012 and December 31, 2011 were:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2012
U.S. Treasury securities	$31.1	$1.5	$—	$32.6
Corporate/Other bonds	76.8	2.5	(0.1)	79.2
Total Available-for-sale debt securities	$107.9	$4.0	$(0.1)	$111.8
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2011
U.S. Treasury securities	$36.7	$1.7	$—	$38.4
Corporate/Other bonds	56.3	1.6	(0.3)	57.6
Total Available-for-sale debt securities	$93.0	$3.3	$(0.3)	$96.0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

For the year ended December 31, 2012, 2011, and 2010 the realized gain on sale of available for sale U.S. Treasury debt securities was $0.6 million, $0.5 million and $0.7 million, respectively. For the year ended December 31, 2012, 2011, and 2010 the realized gain on sale of available for sale Corporate/Other bond debt securities was $0.3 million, $0.9 million, and $1.0 million.
The cost of maturities sold is based upon specific identification. At December 31, 2012, all of the U.S. Treasury debt securities have maturities of greater than one year. At December 31, 2012 approximately $2.1 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods ended December 31, 2012 and December 31, 2011:

Period Ended December 31, 2012 (in millions)	Other Derivatives
Balance as of January 1, 2012	$0.3
Total gains (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(0.2)
Balance as of December 31, 2012	$0.1
Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2012	$0.1
Period Ended December 31, 2011 (in millions)	Other Derivatives
Balance as of January 1, 2011	$0.2
Total gains (losses) (unrealized/realized)
Included in regulatory assets/liabilities	—
Purchases	(1.1)
Settlements	1.2
Balance as of December 31, 2011	$0.3
Change in unrealized gains/(losses) relating to instruments still held as of December 31, 2011	$(0.4)
Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the twelve months ended December 31, 2012.
During the twelve months ended December, 31 2011, NiSource recorded $14.7 million of asset impairments as a result of third party appraisals. The fair value of these assets was determined based on unobservable inputs and is deemed to be a Level 3 fair value measurement under the fair value hierarchy. See Note 3 “Impairments and Other Charges” for further discussion.
B.Other Fair Value Disclosures for Financial Instruments. NiSource has certain financial instruments that are not measured at fair value on a recurring basis but nevertheless are recorded at amounts that approximate fair value due to their liquid or short-term nature, including cash and cash equivalents, restricted cash, notes receivable, customer deposits and short-term borrowings. NiSource’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the years ended December 31, 2012 and 2011, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

The carrying amount and estimated fair values of financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2012	Estimated Fair Value 2012	Carrying Amount 2011	Estimated Fair Value 2011
Long-term debt (including current portion)	$7,326.3	$8,389.0	$6,594.4	$7,369.4

19.	Transfers of Financial Assets
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, entered into on October 19, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. Prior to this agreement with BTMU and BNS, CGORC was party to a series of agreements with BTMU and RBS which dated from October 23, 2009 until its amendment on October 19, 2012. The maximum seasonal program limit under the terms of the new agreement remains at $240 million. The agreement expires on October 18, 2013, and can be renewed if mutually agreed to by all parties. As of December 31, 2012, $98.3 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with PNC and Mizuho entered into on August 29, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduits sponsored by PNC and Mizuho. Prior to this agreement with PNC and Mizuho, NARC was party to a series of agreements with RBS which dated from October 23, 2009 until its amendment on August 29, 2012, under the terms in which it sold an undivided percentage ownership interest in its accounts receivable to commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the new agreement, which expires on August 28, 2013, is $200 million, and can be further renewed if mutually agreed to by both parties. As of December 31, 2012, $100.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 13, 2012, the agreement was renewed, having a new scheduled termination date of March 12, 2013, and can be further renewed if mutually agreed to by both parties. As of December 31, 2012, $35.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder. Under the agreement, an event of termination occurs if NiSource’s debt rating is withdrawn by either Standard & Poor’s or Moody’s, or falls below BB- or Ba3 at either Standard & Poor’s or Moody’s, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of December 31, 2012 and December 31, 2011 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	December 31, 2012	December 31, 2011
Gross Receivables interest	$525.3	$510.5
Less: Receivables not transferred	292.0	278.8
Net receivables transferred	$233.3	$231.7
Short-term debt due to asset securitization	$233.3	$231.7
During 2012 and 2011, $1.6 million and $43.3 million was recorded as cash from financing activities related to the change in short-term borrowings due to the securitization transactions, respectively. For the years ended December 31, 2012 and 2011, fees of $3.5 million and $3.8 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

20.	Other Commitments and Contingencies
A.Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2012 and the years in which they expire are:

(in millions)	Total	2013	2014	2015	2016	2017	After
Guarantees of subsidiaries debt	$6,805.8	$420.3	$500.0	$480.0	$291.5	$507.0	$4,607.0
Guarantees supporting energy commodity contracts of subsidiaries	52.2	26.5	—	25.0	—	—	0.7
Accounts receivable securitization	233.3	233.3	—	—	—	—	—
Lines of credit	543.6	543.6	—	—	—	—	—
Letters of credit	36.4	19.2	1.0	16.2	—	—	—
Other guarantees	294.8	234.8	32.4	3.0	—	—	24.6
Total commercial commitments	$7,966.1	$1,477.7	$533.4	$524.2	$291.5	$507.0	$4,632.3
Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6.8 billion of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement for Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding medium-term notes.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to $52.2 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Consolidated Balance Sheets.
Lines and Letters of Credit and Accounts Receivable Advances. During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital, extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

requirements including the provision of liquidity support for NiSource's commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At December 31, 2012, NiSource had $44.0 million borrowings under its five-year revolving credit facility, $499.6 million in commercia3l paper outstanding and $233.3 million outstanding under its accounts receivable securitization agreements. At December 31, 2012, NiSource issued stand-by letters of credit of approximately $36.4 million for the benefit of third parties. See Note 17, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. On June 30, 2008, NiSource’s subsidiary, PEI, sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220.0 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sale agreement guarantees are reflected in the Consolidated Balance Sheet as of December 31, 2012. These guarantees are due to expire in June 2013.
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
In connection with Millennium’s refinancing of its long-term debt in August 2010, NiSource provided a letter of credit to Union Bank N.A., as Collateral Agent for deposit into a debt service reserve account as required under the Deposit and Disbursement Agreement governing the Millennium notes offering. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource recorded an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of December 31, 2012.
NiSource has issued other guarantees supporting derivative related payments associated with interest rate swap agreements issued by NiSource Finance, operating leases for many of its subsidiaries and for other agreements entered into by its current and former subsidiaries.
B.Other Legal Proceedings. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material impact on NiSource’s consolidated financial statements.
C.Tax Matters. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is part of the IRS Large and Mid-Size Business program. As a result each year’s federal income tax return is typically audited by the IRS. As of December 31, 2012, tax years through 2007 have been audited and are effectively closed to further assessment. The audit of tax years 2008, 2009, and 2010 are now in Joint Committee review. As of December 31, 2012, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.
NiSource is currently being audited for sales and use tax compliance in the states of Virginia, Kentucky, Pennsylvania, Ohio, Maine and Massachusetts.
D.Environmental Matters. NiSource operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. NiSource believes that it is in substantial compliance with those environmental regulations currently applicable to its operations and believes that it has all necessary permits to conduct its operations.

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
As of December 31, 2012 and 2011, NiSource had recorded reserves of approximately $160.6 million and $173.5 million, respectively, to cover environmental remediation at various sites. The current portion of this reserve is included in Legal and Environmental Reserves in the Consolidated Balance Sheets. The noncurrent portion is included in Other noncurrent liabilities in

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

the Consolidated Balance Sheets. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
In the first quarter of 2012, the EPA proposed an output-based carbon standard for new power plants. The standard would, for the first time, set national limits on the amount of carbon emissions allowed from new power plants. This numerical limit places compliance out of reach for coal-fired plants designed without capture and sequestration of carbon dioxide, limiting NiSource’s options for future generation growth. In addition, based on authority provided by the Clean Air Act, once the EPA has promulgated a New Source Performance Standard for a new or modified source in a specific source category, regulation of existing sources in specific circumstances is required.
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
National Ambient Air Quality Standards. The CAA requires the EPA to set national air quality standards for particulate matter and five other pollutants (the NAAQS) considered harmful to public health and the environment. Periodically the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by electric generation, gas distribution, and gas transmission operations.
The following NAAQS were recently added or modified:
Particulate Matter: In December 2009, the EPA issued area designations for the 2006 24-hour PM2.5 standard, and several counties in which NiSource operates were designated as non-attainment. In addition, a final rule was promulgated in December 2012 that lowered the annual PM2.5 standard from 15 to 12 µg/m3. NiSource will continue to monitor these matters and cannot estimate their impact at this time.
Ozone (eight hour): On September 2, 2011, the EPA announced it would implement its 2008 eight-hour ozone NAAQS rather than tightening the standard in 2012. The EPA will review, and possibly revise, the standard in 2013 consistent with CAA requirements. In addition, the EPA has designated the Chicago metropolitan area, including the area in which Northern Indiana operates one of its electric generation facilities, as non-attainment for ozone. NiSource will continue to monitor this matter and cannot estimate the impact of any new rules at this time.
Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some NiSource combustion sources. The EPA designated all areas of the country as unclassifiable/attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometime in 2016. States with areas that do not meet the standard will be required to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances emissions from some existing NiSource combustion sources may need to be assessed and mitigated. NiSource will continue to monitor this matter and cannot estimate the impact of these rules at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

National Emission Standard for Hazardous Air Pollutants. On August 20, 2010, the EPA revised national emission standards for hazardous air pollutants for certain stationary reciprocating internal combustion engines. Compliance requirements vary by engine type and will generally be required within three years. In June 2012, the EPA proposed revisions to the rule. The final rule is expected in early 2013. NiSource has received a one year compliance extension for the affected engines and is continuing its evaluation of the cost impacts of the new standards, however, estimates the cost of compliance to be $20 to $25 million.

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
During the fourth quarter of 2011, NiSource completed a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource accordingly increased its liability for estimated remediation costs by $71.1 million. Since the fourth quarter of 2011, NiSource has monitored the liability on a quarterly basis and in the second quarter of 2012, completed an annual refresh of the model. No material changes to the liability were noted as a result of the refresh. The total liability at NiSource related to the facilities subject to remediation was $132.6 million and $139.5 million at December 31, 2012 and 2011, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect Gas Transmission and Storage Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability.
Gas Transmission and Storage Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. During the third quarter of 2011, Columbia Transmission completed a study to estimate its future remediation requirements related to the AOC. Columbia Transmission accordingly increased its liability for estimated remediation costs by $25.6 million. Since the third quarter of 2011, Columbia Transmission has been monitoring its liability on a quarterly basis and performed an annual refresh of the study during the second quarter of 2012. An additional $3.5 million was added to the liability due to estimate changes and cost increases as a result of the refresh. The total liability at Columbia Transmission related to the facilities subject to remediation was $21.7 million and $30.0 million at December 31, 2012 and December 31, 2011, respectively. The liability represents Columbia Transmission's best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be completed in 2015.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $820 million to $855 million. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.
Sulfur dioxide: In June 2010, the EPA promulgated a revised primary one-hour SO2 NAAQS. In a May 11, 2011, letter to the EPA, IDEM recommended that all counties containing Northern Indiana coal-fired generating stations are unclassifiable under this standard. Final EPA designations are expected in June 2013. Discussion is ongoing regarding the use of modeling for unclassifiable areas. Northern Indiana will continue to monitor developments in these matters but does not anticipate a material impact.
Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including Northern Indiana's, with restricted emission allowance trading programs was scheduled to begin in 2012. In a decision issued on August 21, 2012 the D.C. Circuit Court vacated the CSAPR leaving the CAIR trading program provisions and requirements in place. This development does not significantly impact Northern Indiana's current emissions control plans. Northern Indiana utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. Northern Indiana believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow Northern Indiana to meet the emission requirements of CAIR, while a replacement for CSAPR is developed to address the court's decision.

Utility Mercury and Air Toxics Standards Rule: On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board's Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA pursued a new Section 112 rulemaking to establish MACT standards for electric utilities. The EPA finalized the Mercury and Air Toxics Standards (MATS) Rule on December 16, 2011. Compliance for Northern Indiana's affected units will be required in April 2015, with the possibility of a one year extension. Northern Indiana is currently developing a plan for further environmental controls to comply with MATS.
New Source Review: On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleged that modifications were made to certain boiler units at three of Northern Indiana's generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, EPA, the Department of Justice, and IDEM have settled the matter through a consent decree, entered on July 22, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

The Indiana Department of Environmental Management requested that Northern Indiana enter into AOCs to identify the nature and extent of releases of hazardous waste and hazardous constituents at the Michigan City and Mitchell Generating Stations. Northern Indiana cannot estimate the cost of compliance with any AOCs at this time.
On June 21, 2010, EPA published a proposed rule for regulation of CCRs. The proposal outlines multiple regulatory approaches that EPA is considering. These proposed regulations could negatively affect Northern Indiana's ongoing byproduct reuse programs and would impose additional requirements on its management of coal combustion residuals. Northern Indiana will continue to monitor developments in this matter and cannot estimate the cost of compliance at this time.
Other Operations.
Waste
NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with EPA to address petroleum residue in soil and groundwater.
E.Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $50.9 million in 2012, $52.9 million in 2011 and $56.7 million in 2010, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated depreciation included in the Consolidated Balance Sheets were $182.5 million and $46.8 million at December 31, 2012, and $92.7 million and $29.8 million at December 31, 2011, respectively.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring annual payments of $5.8 million over ten years, which began in January 2008. This agreement is recorded as a capital lease.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. On June 29, 2012, this agreement was renewed for ten years and, in accordance with GAAP, was evaluated to determine whether the arrangement qualified as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. The effective date of the new agreement is July 1, 2012. NiSource capitalized $72.9 million related to this lease in the third quarter of 2012.
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)	Operating Leases	Capital Leases (1)
2013	$43.4	$24.9
2014	39.1	25.2
2015	28.5	24.5
2016	22.5	20.9
2017	15.7	20.9
After	23.7	141.7
Total future minimum payments	$172.9	$258.1
(1) Capital lease payments shown above are inclusive of interest totaling $84.6 million.
F.Purchase and Service Obligations. NiSource has entered into various purchase and service agreements whereby NiSource is contractually obligated to make certain minimum payments in future periods. NiSource’s purchase obligations are for the purchase of physical quantities of natural gas, electricity and coal. NiSource’s service agreements encompass a broad range of business support and maintenance functions which are generally described below.
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
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2013 to 2045, require NiSource to pay fixed monthly charges.
NiSource Corporate Services continues to pay IBM to provide business process and support functions to NiSource for amended services under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. In December 2011, NiSource elected to extend certain information technology services. Under the amended agreement, at December 31, 2012, NiSource Corporate Services expects to pay approximately $186.8 million to IBM in service fees as shown in the following table.
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay approximately $30.7 million to Vertex Outsourcing LLC in service fees over the remaining two and a half year term.
Northern Indiana has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2015.
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and Northern Indiana will continue to pay for the services under a combination of fixed and variable charges. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualified as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012. Future payments for this capital lease are included within, “Capital leases,” in the table above.
The estimated aggregate amounts of minimum fixed payments at December 31, 2012, were:

(in millions)	Energy Commodity Agreements	Pipeline Service Agreements	IBM Service Agreement	Vertex Outsourcing LLC Service Agreement	Other Service Agreements	Total
2013	$187.1	$242.5	$75.0	$12.3	$94.3	$611.2
2014	105.9	228.4	72.3	12.3	82.2	501.1
2015	73.8	202.4	34.3	6.1	84.9	401.5
2016	1.5	160.4	3.4	—	3.9	169.2
2017	1.5	141.0	1.8	—	2.0	146.3
After	4.4	554.8	—	—	—	559.2
Total purchase and service obligations	$374.2	$1,529.5	$186.8	$30.7	$267.3	$2,388.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

G. Other Matters. On November 23, 2012, while Columbia of Massachusetts was investigating the source of an odor of gas at a service location in Springfield, Massachusetts, a gas service line was pierced and an explosion occurred. While this explosion impacted multiple buildings and resulted in several injuries, no life threatening injuries or fatalities have been reported. Columbia of Massachusetts is fully cooperating with both the Massachusetts DPU and the Occupational Safety & Health Administration in their investigations of this incident. Columbia of Massachusetts believes any costs associated with damages, injuries, and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements. In accordance with GAAP, NiSource recorded any reserves and the related insurance recoveries resulting from this incident on a gross basis within the Consolidated Balance Sheets.

21.Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Unrealized Gains/(Losses) on Securities	Unrealized (Losses)/Gains on Cash Flow Hedges	Unrecognized Pension and OPEB (Costs)/Benefit	Accumulated Other Comprehensive Loss
Balance as of January 1, 2010	$2.6	$(21.0)	$(27.5)	$(45.9)
Other Comprehensive Income (Loss)	1.1	(13.8)	0.7	(12.0)
Balance as of December 31, 2010	$3.7	$(34.8)	$(26.8)	$(57.9)
Other Comprehensive Income (Loss)	1.2	3.0	(6.0)	(1.8)
Balance as of December 31, 2011	$4.9	$(31.8)	$(32.8)	$(59.7)
Other Comprehensive Income (Loss)	(2.3)	3.2	(6.7)	(5.8)
Balance as of December 31, 2012	$2.6	$(28.6)	$(39.5)	$(65.5)
Equity Method Investment
During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420.0 million with seven counterparties. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027 and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under its credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. These interest rate swap derivatives were primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss of $18.7 million, net of tax, related to these terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrealized loss of $18.7 million and $19.7 million at December 31, 2012 and December 31, 2011, respectively, is included in unrealized losses on cash flow hedges above.

22.	Other, Net

Year Ended December 31, (in millions)	2012	2011	2010
Interest income	$5.2	$4.4	$6.3
Miscellaneous(1)	(3.5)	(11.8)	(2.5)
Total Other, net	$1.7	$(7.4)	$3.8

(1) Miscellaneous primarily consists of unconditional pre-tax charitable donations partially offset by AFUDC. Refer to Note 1-G, "Utility Plant and Other Property and Related Depreciation and Maintenance," for additional information related to AFUDC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

23.	Interest Expense, Net

Year Ended December 31, (in millions)	2012	2011	2010
Interest on long-term debt	$398.2	$362.9	$390.7
Interest on short-term borrowings (1)	6.7	13.5	1.9
Discount on prepayment transactions	7.8	7.1	8.5
Accounts receivable securitization	3.2	3.8	6.3
Allowance for borrowed funds used and interest capitalized during construction	(7.1)	(3.1)	(2.7)
Other (2)	9.5	(7.4)	(12.4)
Total Interest Expense, net	$418.3	$376.8	$392.3
(1) Refer to Note 17, "Short-Term Borrowings," for additional information.
(2) The increase in other is primarily attributable to the expiration of the deferral of carrying charges related to the Sugar Creek electric generating plant.

24.	Segments of Business
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At December 31, 2012, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Gas Transmission and Storage Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

Year Ended December 31, (in millions)	2012	2011	2010
REVENUES
Gas Distribution Operations
Unaffiliated (1)	$2,663.1	$3,459.0	$3,619.8
Intersegment	0.4	1.4	10.7
Total	2,663.5	3,460.4	3,630.5
Gas Transmission and Storage Operations
Unaffiliated	852.8	856.7	780.3
Intersegment	148.7	148.9	168.9
Total	1,001.5	1,005.6	949.2
Electric Operations
Unaffiliated	1,508.9	1,428.5	1,380.8
Intersegment	0.8	0.8	0.7
Total	1,509.7	1,429.3	1,381.5
Corporate and Other
Unaffiliated (2)	36.4	230.5	590.3
Intersegment	474.7	464.6	435.9
Total	511.1	695.1	1,026.2
Eliminations	(624.6)	(615.7)	(616.2)
Consolidated Revenues	$5,061.2	$5,974.7	$6,371.2
(1)With the implementation of the standard choice offer, Columbia of Ohio reported lower gross revenues and cost of sales beginning April 1, 2012. There was no impact on net revenues.

(2)The reduction to other revenues is attributed to the continued wind down of the unregulated natural gas marketing business as well as the early termination of certain contracts as discussed in Note 9, “Risk Management and Energy Marketing Activities.” There was a corresponding decrease in cost of sales with no impact to operating income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Year Ended December 31, (in millions)	2012		2011	2010
Operating Income (Loss)
Gas Distribution Operations	$394.1		$378.9	$319.5
Gas Transmission and Storage Operations	398.4		360.0	376.6
Electric Operations	250.8		208.4	219.8
Corporate and Other	(0.6)		(57.2)	(24.1)
Consolidated	$1,042.7		$890.1	$891.8
Depreciation and Amortization
Gas Distribution Operations	$189.9		$171.5	$237.0
Gas Transmission and Storage Operations	99.3		130.0	130.7
Electric Operations	249.7		214.7	211.8
Corporate and Other	23.0		19.5	15.3
Consolidated	$561.9		$535.7	$594.8
Assets
Gas Distribution Operations	$8,200.7		$7,467.4	$7,356.1
Gas Transmission and Storage Operations	4,660.7		4,215.3	3,996.5
Electric Operations	4,970.0		4,306.4	4,153.8
Corporate and Other	4,013.3		4,719.2	4,407.0
Consolidated	$21,844.7		$20,708.3	$19,913.4
Capital Expenditures(1)
Gas Distribution Operations	$649.4		$498.9	$401.9
Gas Transmission and Storage Operations	489.6		312.6	235.4
Electric Operations	422.8		296.3	158.7
Corporate and Other	23.3		17.4	7.8
Consolidated	$1,585.1	(1)	$1,125.2	$803.8
(1) Amounts differ from those presented on the Statements of Consolidated Cash Flows due to the inclusion of capital expenditures included in current liabilities and contributions to equity method investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

25.	Quarterly Financial Data (Unaudited)
Quarterly financial data does not always reveal the trend of NiSource’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Gross revenues	$1,648.9	$1,039.1	$962.9	$1,410.3
Operating Income	397.7	205.3	133.2	306.5
Income from Continuing Operations	192.5	68.5	17.6	132.0
Results from Discontinued Operations - net of taxes	0.9	0.9	1.7	2.0
Net Income	193.4	69.4	19.3	134.0
Basic Earnings Per Share
Continuing Operations	0.68	0.25	0.06	0.42
Discontinued Operations	—	—	—	0.01
Basic Earnings Per Share	$0.68	$0.25	$0.06	$0.43
Diluted Earnings Per Share
Continuing Operations	0.66	0.23	0.06	0.42
Discontinued Operations	—	—	—	0.01
Diluted Earnings Per Share	$0.66	$0.23	$0.06	$0.43
2011
Gross revenues	$2,220.8	$1,217.5	$1,057.3	$1,479.1
Operating Income	403.6	161.6	142.7	182.2
Income from Continuing Operations	207.4	38.4	33.4	15.6
Results from Discontinued Operations - net of taxes	2.1	1.8	1.3	(0.9)
Net Income	209.5	40.2	34.7	14.7
Basic Earnings Per Share
Continuing Operations	0.75	0.13	0.12	0.05
Discontinued Operations	—	0.01	—	—
Basic Earnings Per Share	$0.75	$0.14	$0.12	$0.05
Diluted Earnings Per Share
Continuing Operations	0.73	0.13	0.12	0.04
Discontinued Operations	—	0.01	—	—
Diluted Earnings Per Share	$0.73	$0.14	$0.12	$0.04
• On February 14, 2012, Columbia of Ohio held its first standard choice offer auction which resulted in a retail price adjustment of $1.53 per Mcf. On February 14, 2012, the PUCO issued an entry that approved the results of the auction with the new retail price adjustment level effective April 1, 2012. As a result of the implementation of the standard choice offer, Columbia of Ohio reports lower gross revenues and lower cost of sales. There is no impact on net revenues.
• On September 4, 2012, Columbia Transmission filed a customer settlement that was approved by the FERC on January 24, 2013 in support of its comprehensive pipeline modernization program. As a result of this settlement Columbia Transmission's gross revenues decreased $81.7 million, partially offset by a decrease in depreciation costs of $33.4 million.
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
The following tables provide additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010:

Year Ended December 31, (in millions)	2012	2011	2010
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$162.6	$98.3	$106.0
Change in equity investments related to unrealized losses	—	—	(24.1)
Stock issuance to employee saving plans	27.3	25.8	19.7
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$386.8	$369.2	$393.0
Cash paid for income taxes	8.2	9.3	68.9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET

As of December 31, (in millions)	2012	2011
ASSETS
Investments and Other Assets:
Investments in subsidiary companies	$9,556.9	$9,249.7
Total Investments and Other Assets	9,556.9	9,249.7
Current Assets:
Other current assets	819.7	353.7
Total Current Assets	819.7	353.7
Other non-current assets	65.0	53.3
TOTAL ASSETS	10,441.6	9,656.7

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	5,554.3	4,997.3
Total Capitalization	5,554.3	4,997.3
Current liabilities	863.8	613.3
Notes payable to subsidiaries	3,996.2	3,996.2
Other non-current liabilities	27.3	49.9
TOTAL CAPITALIZATION AND LIABILITIES	$10,441.6	$9,656.7
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME

Year Ended December 31, (in millions, except per share amounts)	2012	2011	2010
Equity in net earnings of consolidated subsidiaries	$547.9	$428.4	$422.8
Other income (deductions):
Administrative and general expenses	(2.9)	(13.5)	(11.3)
Interest income	4.6	1.2	0.7
Interest expense	(227.6)	(206.1)	(230.3)
Other, net	(10.0)	(10.0)	(4.0)
Total Other income (deductions)	(235.9)	(228.4)	(244.9)
Income from continuing operations before income taxes	312.0	200.0	177.9
Income taxes	(98.6)	(94.8)	(98.9)
Income from continuing operations	410.6	294.8	276.8
Income from discontinued operations - net of taxes	5.5	4.3	5.7
Gain on Disposition of discontinued operations - net of taxes	—	—	0.1
NET INCOME	$416.1	$299.1	$282.6
Average common shares outstanding (millions)	291.9	280.4	277.8
Diluted average common shares (millions)	300.4	288.5	280.1
Basic earnings per share
Continuing operations	$1.41	$1.05	$1.00
Discontinued operations	0.02	0.01	0.02
Basic earnings per share	$1.43	$1.06	$1.02
Diluted earnings per share
Continuing operations	$1.37	$1.02	$0.99
Discontinued operations	0.02	0.01	0.02
Diluted earnings per share	$1.39	$1.03	$1.01
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource Inc.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2012	2011	2010
Net Income	$416.1	$299.1	$282.6
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities(1)	(2.3)	1.2	1.1
Net unrealized gain (loss) on cash flow hedges(2)	3.2	3.0	(13.8)
Unrecognized pension benefit and OPEB costs(3)	(6.7)	(6.0)	0.7
Total other comprehensive loss	(5.8)	(1.8)	(12.0)
Total Comprehensive Income	$410.3	$297.3	$270.6

(1)	Net unrealized (losses) gains on available-for-sale securities, net of $1.7 million tax benefit, $0.7 million and $0.8 million tax expense in 2012, 2011 and 2010, respectively.

(2)
Net unrealized gains (losses) on derivatives qualifying as cash flow hedges, net of $2.1 million tax expense, $1.1 million tax benefit and $7.6 million tax expense in 2012, 2011 and 2010, respectively. Net unrealized gains on cash flow hedges includes gains of $1.0 million and $1.4 million, and losses of $15.4 million related to the unrealized gains and losses of interest rate swaps held by NiSource’s unconsolidated equity method investments in 2012, 2011 and 2010, respectively.

(3)	Unrecognized pension benefit and OPEB costs, net of $4.2 million tax benefit, $3.7 million and $0.4 million tax expense in 2012, 2011 and 2010, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions)	2012	2011	2010
Net cash provided by operating activities	$393.9	$313.6	$212.9
Cash flows (used in) provided by investing activities:
(Increase) decrease in notes receivable from subsidiaries	(487.4)	(139.3)	31.4
Net cash (used in) provided by investing activities	(487.4)	(139.3)	31.4
Cash flows provided by (used in) financing activities:
Issuance of common shares	383.5	24.4	14.4
Increase (decrease) in notes payable to subsidiaries	—	63.8	(1.6)
Cash dividends paid on common shares	(273.2)	(257.8)	(255.6)
Acquisition of treasury shares	(10.0)	(3.1)	(1.5)
Net cash provided by (used in) financing activities	100.3	(172.7)	(244.3)
Net increase in cash and cash equivalents	6.8	1.6	—
Cash and cash equivalents at beginning of year	1.6	—	—
Cash and cash equivalents at end of year	$8.4	$1.6	$—
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Dividends from Subsidiaries
Cash dividends paid to NiSource by its consolidated subsidiaries were: $378.0 million, $440.0 million and $232.0 million in 2012, 2011 and 2010, respectively.

2.	Commitments and Contingencies
NiSource and its subsidiaries are parties to litigation, environmental and other matters. Refer to Note 20, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The maximum potential amount of future payments NiSource could have been required to make under these guarantees as of December 31, 2012 was approximately $8.0 billion. Of this amount, approximately $6.9 billion relates to guarantees of wholly-owned consolidated entities.

3.	Related Party Transactions
Balances due to or due from related parties included in the Balance Sheets as of December 31, 2012 and 2011 are as follows:

At December 31, (in millions)	2012	2011
Current assets due from subsidiaries (1)	$785.4	$288.6
Current liabilities due to subsidiaries (2)	833.1	602.6
Non-current liabilities due to subsidiaries (3)	3,996.2	3,996.2
(1) The balances at December 31, 2012 and 2011 are classified as Current assets on the Balance Sheets.
(2) The balances at December 31, 2012 and 2011 are classified as Current liabilities on the Balance Sheets. At December 31, 2012 and 2011, $793.0 million and $573.7 million related to interest on affiliated notes payable, respectively.
(3) The balances at December 31, 2012 and 2011 are classified as Notes payable to subsidiaries on the Balance Sheets.

4.	Notes to Financial Statements
See Item 8 “Notes to Consolidated Financial Statements,” for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2012
		Additions
($ in millions)	Balance Jan. 1, 2012	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2012
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$30.5	$13.2	$53.8	$73.5	$24.0
Reserve for other investments	3.0	—	—	—	3.0
Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	2.7	(1.5)	—	1.2	—

Twelve months ended December 31, 2011
		Additions
($ in millions)	Balance Jan. 1, 2011	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2011
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$37.4	$13.8	$76.6	$97.3	$30.5
Reserve for other investments	3.0	—	—	—	3.0
Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	2.7	—	—	—	2.7

Twelve months ended December 31, 2010
		Additions
($ in millions)	Balance Jan. 1, 2010	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2010
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$39.6	$17.6	$72.5	$92.3	$37.4
Reserve for other investments	3.0	—	—	—	3.0
Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	5.7	(2.9)	—	0.1	2.7
(1) Charged to Other Accounts reflects the deferral of bad debt expense to a regulatory asset.

NISOURCE INC.
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
Management’s Report on Internal Control over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2012, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.
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
Changes in Internal Controls
There have been no changes in NiSource’s internal control over financial reporting during the most recently completed quarter covered by this report that has materially affected, or is reasonably likely to affect, NiSource’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

NISOURCE INC.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included as a supplemental item at the end of Item 4 of Part I of the Form 10-K.
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2013, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2013, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2013, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2013, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item with respect to certain relationships and related transactions and director independence will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2013, which information is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2013, which information is incorporated by reference.

PART IV
NISOURCE INC.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8, "Financial Statements and Supplementary Data."
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

NiSource Inc.
(Registrant)

Date February 19, 2013	By:	/s/ ROBERT C. SKAGGS, JR.
Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/	ROBERT C. SKAGGS, JR.	President, Chief	February 19, 2013
	Robert C. Skaggs, Jr.	Executive Officer and Director (Principal Executive Officer)

/S/	STEPHEN P. SMITH	Executive Vice President and	February 19, 2013
	Stephen P. Smith	Chief Financial Officer (Principal Financial Officer)

/S/	JON D. VEURINK	Vice President and	February 19, 2013
	Jon D. Veurink	Chief Accounting Officer (Principal Accounting Officer)

/S/	IAN M. ROLLAND	Chairman and Director	February 19, 2013
Ian M. Rolland

/S/	RICHARD A. ABDOO	Director	February 19, 2013
Richard A. Abdoo

/S/	ARISTIDES S. CANDRIS	Director	February 19, 2013
Aristides S. Candris

/S/	SIGMUND L. CORNELIUS	Director	February 19, 2013
Sigmund L. Cornelius

/S/	MICHAEL E. JESANIS	Director	February 19, 2013
Michael E. Jesanis

/S/	MARTY R. KITTRELL	Director	February 19, 2013
Marty R. Kittrell

/S/	W. LEE NUTTER	Director	February 19, 2013
W. Lee Nutter

/S/	DEBORAH S. PARKER	Director	February 19, 2013
Deborah S. Parker

/S/	TERESA A. TAYLOR	Director	February 19, 2013
Teresa A. Taylor

/S/	RICHARD L. THOMPSON	Director	February 19, 2013
Richard L. Thompson

/S/	CAROLYN Y. WOO	Director	February 19, 2013
Carolyn Y. Woo

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF ITEM

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 4, 2008).

(3.2)	Bylaws of NiSource Inc., as amended and restated through May 11, 2010 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on May 14, 2010).

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

(10.4)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992).*

(10.5)
Form of Change in Control and Termination Agreement (applicable to each named executive officer hired prior to January 1,2010)(incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 4, 2008).*

(10.6)	Form of Change in Control and Termination Agreement (applicable to each senior executive officer other than the Named Executive Officers hired prior to January 1, 2010).* **

(10.7)
Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Form 10-K for the period ended December 31, 2002).*

(10.8)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 8-K filed on December 2, 2005).*

(10.9)	1st Amendment to NiSource Inc. 1994 Long Term Incentive Plan, effective January 22, 2009. (incorporated by reference to Exhibit 10.10 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.10)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 8-K filed on January 3, 2005).*

(10.11)	Form of Contingent Stock Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NiSource Inc. Form 10-Q filed on May 4, 2010).*

(10.12)	Form of Performance Share Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the NiSource Inc. Form 10-K for the period ended December 31, 2010).*

(10.13)
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

(10.15)	Form of Restricted Stock Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the NiSource Inc. Form 10-K for the period ended December 31, 2010).*

(10.16)
Form of Restricted Stock Unit Award Agreement for Non-employee directors under the Non-employee Director Stock Incentive Plan. (incorporated by reference to Exhibit 10.19 to the NiSource Inc. Form 10-K for the period ended December 31, 2010).*

(10.17)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to NiSource Inc. Form 10-Q filed on August 2, 2011).*

(10.18)	Amended and Restated NiSource Inc. Supplemental Executive Retirement Plan effective May 13, 2011 (incorporated by reference to Exhibit 10.3 to NiSource Inc. Form 10-Q filed on October 28, 2011).*

(10.19)	Amended and Restated Pension Restoration Plan for NiSource Inc. and Affiliates effective May 13, 2011 (incorporated by reference to Exhibit 10.4 to NiSource Inc. Form 10-Q filed on October 28, 2011).*

(10.20)	Amended Restated Savings Restoration Plan for NiSource Inc. and Affiliates effective October 22, 2012.* **

(10.21)	Amended and Restated NiSource Inc. Executive Deferred Compensation Plan effective November 1, 2012.* **

(10.22)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2012.* **

(10.23)
Letter Agreement between NiSource Corporate Services Company and Stephen P. Smith dated May 14, 2008. (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.24)
Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse AG, Cayman Islands Branch as Syndication Agent, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., and JPMorgan Chase Bank, N.A. as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent dated May 15, 2012 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended June 30, 2012).

(10.25)
Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.26)
Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.27)	Guaranty of NiSource Inc. in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on August 30, 2007).

(10.28)
Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective June 20, 2005 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended June 30, 2005).

(10.29)
Amendment #4 to Agreement for Business Process and Support Services between NiSource Corporate Services Company and IBM, effective December 1, 2007 (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K for the period ended December 31, 2007).*

(12)	Ratio of Earnings to Fixed Charges.**

(21)	List of Subsidiaries.**

(23)	Consent of Deloitte & Touche LLP.**

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(101.INS)	XBRL Instance Document.**

(101.SCH)	XBRL Schema Document.**

(101.CAL)	XBRL Calculation Linkbase Document.**

(101.LAB)	XBRL Labels Linkbase Document.**

(101.PRE)	XBRL Presentation Linkbase Document.**

(101.DEF)	XBRL Definition Linkbase Document.**

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
References made to Northern Indiana filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.