Form 10-Q
period 2013-03-31
NISOURCE INC/DE
filed 2013-04-30
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 312,036,984 shares outstanding at April 25, 2013.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2013

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission, L.L.C.
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Granite State Gas	Granite State Gas Transmission, Inc.
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NEVCO	NiSource Energy Ventures, L.L.C.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
NiSource Midstream	NiSource Midstream Services, L.L.C.
PEI	PEI Holdings, Inc.
Pennant	Pennant Midstream, L.L.C.
Whiting Clean Energy	Whiting Clean Energy, Inc.

Abbreviations
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated other comprehensive income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet

DEFINED TERMS (continued)

BNS	Bank of Nova Scotia
Board	Board of Directors
BPAE	BP Alternative Energy North America, Inc.
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CERCLA	Comprehensive Environmental Response, Compensation and
Liability Act (also known as Superfund)
CSAPR	Cross-State Air Pollution Rule
Day 2
Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DPU	Department of Public Utilities
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IDEM	Indiana Department of Environmental Management
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
Mcf	Thousand cubic feet
MGP	Manufactured Gas Plant

DEFINED TERMS (continued)

MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PM	Particulate matter
PNC	PNC Bank, N.A.
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland, PLC
RCRA	Resource Conservation and Recovery Act
RDAF	Revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TIRF	Targeted Infrastructure Reinvestment Factor
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

PART I

ITEM 1.  FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2013	2012
Net Revenues
Gas Distribution	$892.2	$873.7
Gas Transportation and Storage	468.5	409.2
Electric	377.3	352.6
Other	56.3	13.4
Gross Revenues	1,794.3	1,648.9
Cost of Sales (excluding depreciation and amortization)	687.7	627.4
Total Net Revenues	1,106.6	1,021.5
Operating Expenses
Operation and maintenance	455.4	400.9
Depreciation and amortization	143.6	145.4
Gain on sale of assets, net	(0.2)	(1.6)
Other taxes	86.8	86.8
Total Operating Expenses	685.6	631.5
Equity Earnings in Unconsolidated Affiliates	7.1	7.7
Operating Income	428.1	397.7
Other Income (Deductions)
Interest expense, net	(98.6)	(103.3)
Other, net	4.1	0.3
Total Other Deductions	(94.5)	(103.0)
Income from Continuing Operations before Income Taxes	333.6	294.7
Income Taxes	118.2	102.2
Income from Continuing Operations	215.4	192.5
Income from Discontinued Operations - net of taxes	8.7	0.9
Gain on Disposition of Discontinued Operations - net of taxes	36.4	—
Net Income	$260.5	$193.4
Basic Earnings Per Share
Continuing operations	$0.69	$0.68
Discontinued operations	0.15	—
Basic Earnings Per Share	$0.84	$0.68
Diluted Earnings Per Share
Continuing operations	$0.69	$0.66
Discontinued operations	0.14	—
Diluted Earnings Per Share	$0.83	$0.66
Dividends Declared Per Common Share	$0.48	$0.46
Basic Average Common Shares Outstanding	311.1	282.9
Diluted Average Common Shares	312.1	293.1
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2013	2012
Net Income	$260.5	$193.4
Other comprehensive income (loss)
Net unrealized loss on available-for-sale securities(1)	(0.4)	(2.8)
Net unrealized gain on cash flow hedges(2)	0.9	1.0
Unrecognized pension benefit and OPEB costs(3)	2.7	0.6
Total other comprehensive income (loss)	3.2	(1.2)
Total Comprehensive Income	$263.7	$192.2

(1)	Net unrealized loss on available-for-sale securities, net of $0.1 million and $2.0 million tax benefit in the first quarter of 2013 and 2012, respectively.

(2)	Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.6 million tax expense in the first quarter of 2013 and 2012.

(3)	Unrecognized pension benefit and OPEB costs, net of $1.7 million and $0.5 million tax expense in the first quarter of 2013 and 2012, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2013	December 31, 2012
ASSETS
Property, Plant and Equipment
Utility Plant	$21,910.1	$21,642.3
Accumulated depreciation and amortization	(9,075.4)	(8,986.4)
Net utility plant	12,834.7	12,655.9
Other property, at cost, less accumulated depreciation	284.2	260.0
Net Property, Plant and Equipment	13,118.9	12,915.9
Investments and Other Assets
Unconsolidated affiliates	260.8	243.3
Other investments	190.4	194.4
Total Investments and Other Assets	451.2	437.7
Current Assets
Cash and cash equivalents	101.4	36.3
Restricted cash	23.1	46.8
Accounts receivable (less reserve of $31.9 and $24.0, respectively)	1,070.3	907.3
Income tax receivable	80.5	130.9
Gas inventory	70.3	326.6
Underrecovered gas and fuel costs	16.9	45.0
Materials and supplies, at average cost	111.4	97.4
Electric production fuel, at average cost	59.0	71.7
Price risk management assets	58.0	92.2
Exchange gas receivable	71.1	51.5
Assets of discontinued operations and assets held for sale	—	26.7
Regulatory assets	141.7	162.8
Prepayments and other	228.1	357.2
Total Current Assets	2,031.8	2,352.4
Other Assets
Price risk management assets	36.1	56.0
Regulatory assets	1,954.2	2,024.4
Goodwill	3,666.2	3,677.3
Intangible assets	283.9	286.6
Deferred charges and other	94.1	94.4
Total Other Assets	6,034.5	6,138.7
Total Assets	$21,636.4	$21,844.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 311,814,846 and 310,280,867 shares outstanding, respectively	$3.1	$3.1
Additional paid-in capital	4,627.5	4,597.6
Retained earnings	1,170.5	1,059.6
Accumulated other comprehensive loss	(62.3)	(65.5)
Treasury stock	(48.1)	(40.5)
Total Common Stockholders’ Equity	5,690.7	5,554.3
Long-term debt, excluding amounts due within one year	6,803.9	6,819.1
Total Capitalization	12,494.6	12,373.4
Current Liabilities
Current portion of long-term debt	89.3	507.2
Short-term borrowings	1,131.2	776.9
Accounts payable	527.4	538.9
Dividends payable	74.8	—
Customer deposits and credits	167.6	269.6
Taxes accrued	258.2	235.5
Interest accrued	68.2	133.7
Overrecovered gas and fuel costs	63.2	22.1
Price risk management liabilities	52.7	95.2
Exchange gas payable	76.0	146.2
Deferred revenue	42.4	42.8
Regulatory liabilities	106.5	171.6
Accrued liability for postretirement and postemployment benefits	6.1	6.1
Liabilities of discontinued operations and liabilities held for sale	—	3.9
Legal and environmental reserves	41.1	42.2
Other accruals	269.7	309.7
Total Current Liabilities	2,974.4	3,301.6
Other Liabilities and Deferred Credits
Price risk management liabilities	6.9	20.3
Deferred income taxes	2,980.1	2,953.3
Deferred investment tax credits	23.8	24.8
Deferred credits	88.3	84.1
Accrued liability for postretirement and postemployment benefits	1,066.6	1,107.3
Regulatory liabilities and other removal costs	1,611.4	1,593.3
Asset retirement obligations	165.3	160.4
Other noncurrent liabilities	225.0	226.2
Total Other Liabilities and Deferred Credits	6,167.4	6,169.7
Commitments and Contingencies (Refer to Note 18)	—	—
Total Capitalization and Liabilities	$21,636.4	$21,844.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1.  FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2013	2012
Operating Activities
Net Income	$260.5	$193.4
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	143.6	145.4
Net changes in price risk management assets and liabilities	1.4	24.9
Deferred income taxes and investment tax credits	116.5	92.2
Deferred revenue	(0.4)	(0.7)
Stock compensation expense and 401(k) profit sharing contribution	10.6	8.9
Gain on sale of assets	(0.2)	(1.6)
Income from unconsolidated affiliates	(7.3)	(6.6)
Gain on disposition of discontinued operations - net of tax	(36.4)	—
Income from discontinued operations - net of taxes	(8.7)	(0.9)
Amortization of debt related costs	2.3	2.3
AFUDC equity	(3.5)	(1.0)
Distributions of earnings received from equity investees	7.0	12.9
Changes in Assets and Liabilities:
Accounts receivable	(161.3)	127.5
Income tax receivable	50.4	0.2
Inventories	254.7	211.1
Accounts payable	25.4	(41.3)
Customer deposits and credits	(102.0)	(98.5)
Taxes accrued	28.7	16.6
Interest accrued	(65.5)	(41.7)
Overrecovered gas and fuel costs	69.3	31.1
Exchange gas receivable/payable	(89.8)	(113.4)
Other accruals	(26.6)	(54.3)
Prepayments and other current assets	(5.8)	(4.7)
Regulatory assets/liabilities	5.8	(1.2)
Postretirement and postemployment benefits	(36.8)	(6.9)
Deferred credits	7.7	2.6
Deferred charges and other noncurrent assets	(0.4)	(23.3)
Other noncurrent liabilities	(1.9)	4.0
Net Operating Activities from Continuing Operations	437.3	477.0
Net Operating Activities from Discontinued Operations	11.8	3.0
Net Cash Flows from Operating Activities	449.1	480.0
Investing Activities
Capital expenditures	(369.3)	(291.8)
Proceeds from disposition of assets	0.5	2.1
Restricted cash withdrawals	23.6	11.5
Contributions to equity investees	(17.1)	(5.3)
Other investing activities	(5.3)	(10.4)
Net Investing Activities used for Continuing Operations	(367.6)	(293.9)
Net Investing Activities from (used for) Discontinued Operations	121.5	(0.8)
Net Cash Flow used for Investing Activities	(246.1)	(294.7)
Financing Activities
Retirement of long-term debt	(427.1)	(5.9)
Change in short-term borrowings, net	354.3	(94.8)
Issuance of common stock	17.2	17.4
Acquisition of treasury stock	(7.6)	(9.9)
Dividends paid - common stock	(74.7)	(65.1)
Net Cash Flow used for Financing Activities	(137.9)	(158.3)
Change in cash and cash equivalents (used for) from continuing operations	(68.2)	24.8
Cash contributions from discontinued operations	133.3	2.2
Cash and cash equivalents at beginning of period	36.3	11.5
Cash and Cash Equivalents at End of Period	$101.4	$38.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation
The accompanying Condensed Consolidated Financial Statements (unaudited) for NiSource (the “Company”) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
The Condensed Consolidated Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although NiSource believes that the disclosures made are adequate to make the information not misleading.

2.    Recent Accounting Pronouncements
There have been no recently issued accounting pronouncements which are expected to have a material impact on the Company's Condensed Consolidated Financial Statements (unaudited) or Notes to the Condensed Consolidated Financial Statements (unaudited).

3.    Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and the forward agreements, which were settled in the third quarter of 2012. The calculation of diluted earnings per share excludes stock options which had an anti-dilutive effect of zero and 0.2 million for the three months ended March 31, 2013 and 2012, respectively. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Denominator
Basic average common shares outstanding	311,120	282,925
Dilutive potential common shares:
Stock options	156	126
Shares contingently issuable under employee stock plans	276	158
Shares restricted under stock plans	523	615
Forward agreements	—	9,275
Diluted Average Common Shares	312,075	293,099

4.    Gas in Storage
Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. NiSource has a temporary LIFO liquidation debit of $14.5 million recorded for the three months ended March 31, 2013 for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.    Discontinued Operations and Assets and Liabilities Held for Sale

During 2012, NiSource began marketing to sell the service plan and leasing business lines of its Retail Services business. As of December 31, 2012, the assets and liabilities of the business lines met the criteria to be classified as held for sale in accordance with GAAP. Additionally, the results of operations and cash flows were classified as discontinued operations. The sale of the business lines closed in January 2013 resulting in gain from the disposal of discontinued operations of $36.4 million, net of taxes, which was recorded during the first quarter of 2013.
There were no assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at March 31, 2013.
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
Total assets and liabilities of discontinued operations and held for sale in the table above relate to the service plan and leasing lines of business of NiSource's Retail Services business.
Results from discontinued operations are provided in the following table. These results are primarily from NiSource's Retail Services business and a settlement at NiSource's former exploration and production subsidiary, CER. For additional information regarding the settlement refer to Note 18-B, “Other Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended March 31,
(in millions)	2013	2012
Revenues from Discontinued Operations	$4.1	$9.8
Income from discontinued operations	14.0	1.5
Income tax expense	5.3	0.6
Income from Discontinued Operations - net of taxes	$8.7	$0.9
Gain on Disposition of Discontinued Operations - net of taxes	$36.4	$—

6.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities and other removal costs” on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Changes in NiSource’s liability for asset retirement obligations for the three months ended March 31, 2013 and 2012 are presented in the table below:

(in millions)	2013	2012
Balance as of January 1,	$160.4	$146.4
Accretion expense	0.3	0.2
Accretion recorded as a regulatory asset/liability	2.3	2.1
Additions	2.9	—
Settlements	(0.3)	(0.3)
Change in estimated cash flows	(0.3)	—
Balance as of March 31,	$165.3	$148.4

7.    Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On April 15, 2013, Columbia of Ohio filed an application that seeks authority to reduce its Percentage of Income Payment Plan Rider. If approved, the revision will reduce annual revenues collected under the rider by $6.7 million.
On April 15, 2013, Columbia of Ohio filed an application that seeks authority to reduce its Uncollectible Expense Rider. If approved, the revision will reduce annual revenues collected under the rider by $16.5 million.
On April 1, 2013, Columbia of Ohio filed an application that seeks authority to recover the $8.2 million base chip transition cost currently deferred.

On December 24, 2012, Columbia of Ohio filed an application for authority to continue its capital expenditure program in 2013 and succeeding years, and for the authority to defer the related post in-service carrying charges, depreciation expense, and property taxes on the assets of the capital expenditure program placed into service in 2013. The corresponding expenditures are expected to total approximately $8.0 million in 2013.

On November 30, 2012, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 28, 2013 and indicated that Columbia of Ohio is seeking to increase revenues by approximately $29 million. A stipulation resolving all issues was filed on April 9, 2013, and a hearing was held on April 11, 2013. On April 24, 2013, the PUCO approved the stipulation.

On January 2, 2013, Columbia of Pennsylvania filed a petition with the Pennsylvania PUC, seeking authority to implement a DSIC, with a proposed effective date of March 3, 2013. DSIC has been available to water companies in Pennsylvania for several years, and was authorized for other utilities as of January 1, 2013 with the passage of Act 11 of 2012. Columbia of Pennsylvania is the first natural gas utility in Pennsylvania to seek DSIC approval. On March 14, 2013, the Pennsylvania PUC approved the petition, allowing Columbia of Pennsylvania to implement a DSIC as of April 1, 2013. Accordingly, by tariff, Columbia of Pennsylvania is authorized to recover the cost of infrastructure not previously reflected in rate base that has been placed in service during the three-month period ending one month prior to the effective date of the DSIC. After the initial charge is established, the DSIC is updated quarterly to recover the cost of further plant additions. The DSIC cannot exceed 5% of distribution revenues. Once new base rates are established under a base rate proceeding, the DSIC will be set back to zero. This represents a significant opportunity to mitigate rate lag by permitting recovery of infrastructure costs without seeking that recovery in a full base rate proceeding.

On September 28, 2012, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $77.3 million annually and providing three options for residential rate design in order to mitigate revenue volatility associated with usage based rates. Columbia of Pennsylvania is the first utility in Pennsylvania to seek Pennsylvania PUC approval to design rates to recover costs that are projected to be incurred after the implementation of those new rates, as recently authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. Accordingly, Columbia of Pennsylvania's filing sought to implement rates in July 2013 under which Columbia of Pennsylvania would immediately begin to recover costs that are projected

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

for the twelve-month period ending June 30, 2014. On March 15, 2013, the parties to the rate case filed a joint petition formally seeking Pennsylvania PUC approval of a settlement that features a revenue increase of $55.3 million annually and the implementation of a Weather Normalization Adjustment, whereby residential charges will be adjusted in the event of winter temperatures that deviate from historic norms by plus or minus five percent. Columbia of Pennsylvania expects that the Pennsylvania PUC will issue an order in the second quarter of 2013, with rates going into effect in the third quarter of 2013.
On March 21, 2013, Columbia of Virginia filed an application to amend its infrastructure tracking mechanism pursuant to the Steps to Advance Virginia's Energy (“SAVE”) Plan Act. Columbia of Virginia's five year SAVE Plan provides for recovery of costs associated with the accelerated replacement of certain facilities designed to improve system safety or reliability through a rate rider. The amendment would increase authorized annual investments by $5 million from 2013 through 2016, to $25 million per year. In addition, the amendment would expand the types of infrastructure eligible for the tracking mechanism and would afford the Company additional flexibility with respect to annual and total plan limitations on expenditures. A VSCC Order is expected by late July 2013.

On April 16, 2013, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $30.1 million. An order is expected by February 28, 2014, with new rates going into effect on March 1, 2014.

On March 7, 2013, the Massachusetts DPU issued its final order approving $10.5 million of decoupling revenues for Columbia of Massachusetts' Peak Period RDAF that was effective November 1, 2012 through April 30, 2013.
On February 27, 2013, Columbia Gas of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of approximately $5.3 million annually and seeking to implement a residential Revenue Normalization Adjustment in order to decouple revenues from customer usage. The case is set for hearing in June 2013, with new rates expected to take effect beginning with the October 2013 billing cycle.

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

Certain operating costs of the NiSource distribution companies are significant, recurring in nature, and generally outside the control of the distribution companies. Some states allow the recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the distribution companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include GCR adjustment mechanisms, tax riders, gas energy efficiency programs, and bad debt recovery mechanisms.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Columbia Pipeline Group (formerly known as Gas Transmission and Storage) Operations Regulatory Matters

Columbia Transmission Customer Settlement (the "Settlement"). On January 24, 2013, the FERC approved the Columbia Transmission Customer Settlement. In March 2013, Columbia Transmission paid $88.1 million in refunds to customers pursuant to the Settlement with its customers in conjunction with its comprehensive interstate natural gas pipeline modernization program. The refunds were made as part of the Settlement, which included a $50.0 million refund to max rate contract customers and a base rate reduction retroactive to January 1, 2012. Columbia Transmission expects to invest approximately $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The Settlement with firm customers includes an initial five-year term with provisions for potential extensions thereafter.

The Settlement also provides for a depreciation rate reduction to 1.5% and elimination of negative salvage rate effective January 1, 2012 and for a second base rate reduction, which begins January 1, 2014 that equates to approximately $25 million in revenues annually thereafter.

The Settlement includes a Capital Cost Recovery Mechanism (CCRM), a tracker mechanism that will allow Columbia Transmission to recover, through an additive capital demand rate, its revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system. The CCRM provides for a 14% revenue requirement with a portion designated as a recovery of increased taxes other than income taxes. The additive demand rate is earned on costs associated with projects placed into service by October 31 each year. The initial additive demand rate will be effective on February 1, 2014. The CCRM will give Columbia Transmission the opportunity to recover its revenue requirement associated with $1.5 billion investment in the modernization program, while maintaining competitive rates for its shippers. The CCRM recovers the revenue requirement associated with qualifying modernization costs that Columbia Transmission incurs after satisfying the requirement associated with $100.0 million in annual capital maintenance expenditures. The CCRM applies to Columbia Transmission's transportation shippers. The CCRM will not exceed $300.0 million per year in investment in eligible facilities, subject to a 15% annual tolerance and a total cap of $1.5 billion for the entire five-year initial term.

Cost Recovery Trackers. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 7 of the Natural Gas Act. However, certain operating costs of the NiSource regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, environmental, and operational purchase and sales of natural gas.

Electric Operations Regulatory Matters

Significant Rate Developments. As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making investments in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued an order approving construction work in progress in rate base and abandoned plant cost recovery requested by Northern Indiana, for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing Northern Indiana's request to transition to forward looking rates, allowing more timely recovery of Northern Indiana's investment in transmission assets. Northern Indiana began recording revenue in the first quarter of 2013 calculated by the FERC's forward looking rate, based on an average construction work in progress balance of $19.8 million. Revenue of $0.7 million was recorded in the first quarter of 2013.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Certain operating costs of the Electric Operations are significant, recurring in nature, and generally outside the control of Northern Indiana. The IURC allows for recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for Northern Indiana to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include electric energy efficiency programs, MISO non-fuel costs and revenues, resource capacity charges, and environmental related costs.

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

8.    Risk Management Activities
NiSource is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk and interest rate risk. Derivative natural gas contracts are entered into to manage the price risk associated with natural gas price volatility and to secure forward natural gas prices. Interest rate swaps are entered into to manage interest rate risk or fair value risk associated with NiSource’s borrowings. NiSource designates some of its commodity forward contracts as cash flow hedges of forecasted purchases of commodities and designates its interest rate swaps as fair value hedges of fixed-rate borrowings. Additionally, certain NiSource subsidiaries enter into forward physical contracts with various third parties to procure or sell natural gas or power. Certain forward physical contracts are derivatives which qualify for, and for which NiSource may elect, the normal purchase and normal sales exception which do not require mark-to-market accounting.
Accounting Policy for Derivative Instruments.    The ASC topic on accounting for derivatives and hedging requires an entity to recognize all derivatives as either assets or liabilities on the Condensed Consolidated Balance Sheets (unaudited) at fair value, unless such contracts are exempted, such as normal purchase and normal sale contracts under the provisions of the ASC topic. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
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
Unrealized and realized gains and losses are recognized each period as components of AOCI, regulatory assets and liabilities or earnings depending on the designation of the derivative instrument and regulatory accounting treatment. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to AOCI and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period together with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back to customers in revenues through rates. When gains and losses are recognized in earnings, they are recognized in revenues or cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.
For its commodity price risk programs, NiSource has elected not to net the fair value amounts of its derivative instruments or the fair value amounts recognized for its right to receive or obligation to pay cash collateral arising from those derivative instruments

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

recognized at fair value, which are executed with the same counterparty under a master netting arrangement. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the right to return cash collateral within “Other accruals” on the Condensed Consolidated Balance Sheets (unaudited).
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are marked-to-market with all associated gains and losses recognized to income. NiSource established a reserve of $0.4 million and $0.7 million against certain derivatives as of March 31, 2013 and December 31, 2012, respectively. This amount represents reserves related to the creditworthiness of certain customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $18.0 million at March 31, 2013 and $35.4 million at December 31, 2012, while the financial derivative contracts marked-to-market had a fair value loss of $16.7 million at March 31, 2013, and $33.2 million at December 31, 2012.
Commodity price risk program derivative contracted gross volumes are as follows:

	March 31, 2013	December 31, 2012
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	22.1	26.3
Price Protection Service program derivatives (MMDth)	0.7	1.2
DependaBill program derivatives (MMDth)	0.2	0.3
Gas marketing program derivatives (MMDth)(1)	5.5	9.1
Gas marketing forward physical derivatives (MMDth)(2)	5.2	8.4
Electric energy program FTR derivatives (mw)	4,828.6	8,927.3
(1)Basis contract volumes not included in the above table were 4.9 MMDth and 8.2 MMDth as of March 31, 2013 and December 31, 2012, respectively.
(2)Basis contract volumes not included in the above table were 5.7 MMDth and 9.2 MMDth as of March 31, 2013 and December 31, 2012, respectively.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of March 31, 2013, NiSource had $6.7 billion of outstanding fixed rate debt, of which $500 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the three months ended March 31, 2013 and 2012.
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
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from AOCI to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of March 31, 2013, AOCI includes $9.4 million related to forward starting interest rate swap settlement, net of tax. These derivative contracts are accounted for as a cash flow hedge.
As of March 31, 2013, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss associated with a settled interest rate swap is $18.5 million, net of tax, as of March 31, 2013. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

Asset Derivatives (in millions)	March 31, 2013	December 31, 2012
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$0.2	$—
Price risk management assets (noncurrent)	30.7	40.4
Total derivatives designated as hedging instruments	$30.9	$40.4
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$57.8	$92.2
Price risk management assets (noncurrent)	5.4	15.6
Total derivatives not designated as hedging instruments	$63.2	$107.8
Total Asset Derivatives	$94.1	$148.2

Liability Derivatives (in millions)	March 31, 2013	December 31, 2012
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$—	$0.1
Price risk management liabilities (noncurrent)	—	—
Total derivatives designated as hedging instruments	$—	$0.1
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$52.7	$95.1
Price risk management liabilities (noncurrent)	6.9	20.3
Total derivatives not designated as hedging instruments	$59.6	$115.4
Total Liability Derivatives	$59.6	$115.5

As noted in NiSource's accounting policy for derivative instruments, above, for its commodity price risk programs, NiSource has elected not to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

Offsetting of Derivative Assets (in millions)
As of March 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A	$39.9	$—	$39.9	$(39.9)	$—

Counterparty B	5.8	—	5.8	(3.2)	2.6

Other (1)	48.4	—	48.4	—	48.4

Total	$94.1	$—	$94.1	$(43.1)	$51.0

Offsetting of Derivative Liabilities (in millions)
As of March 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A	$(55.5)	$—	$(55.5)	$39.9	$(15.6)

Counterparty B	(3.2)	—	(3.2)	3.2	—

Other (1)	(0.9)	—	(0.9)	—	(0.9)

Total	$(59.6)	$—	$(59.6)	$43.1	$(16.5)

Offsetting of Derivative Assets (in millions)
As of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A	$71.8	$—	$71.8	$(71.8)	$—

Counterparty B	0.9	—	0.9	(0.9)	—

Other (1)	75.5	—	75.5	—	75.5

Total	$148.2	$—	$148.2	$(72.7)	$75.5

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Offsetting of Derivative Liabilities (in millions)
As of December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A	$(103.4)	$—	$(103.4)	$71.8	$(31.6)

Counterparty B	(10.8)	—	(10.8)	0.9	(9.9)

Other (1)	(1.3)	—	(1.3)	—	(1.3)

Total	$(115.5)	$—	$(115.5)	$72.7	$(42.8)
(1) Amounts in 'Other' include physical positions with counterparties that are part of NiSource's natural gas marketing business as well as fixed-to-variable interest rate swap agreements entered into by NiSource.
The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:
Derivatives in Cash Flow Hedging Relationships

Three Months Ended (in millions)
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Commodity price risk programs	$0.1	$0.3	Cost of Sales	$0.1	$0.5
Interest rate risk activities	—	0.4	Interest expense, net	(0.4)	(0.7)
Total	$0.1	$0.7		$(0.3)	$(0.2)

Three Months Ended (in millions)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		March 31, 2013	March 31, 2012
Commodity price risk programs	Cost of Sales	$—	$—
Interest rate risk activities	Interest expense, net	—	—
Total		$—	$—
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately zero.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Derivatives in Fair Value Hedging Relationships

Three Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		March 31, 2013	March 31, 2012
Interest rate risk activities	Interest expense, net	$(9.7)	$(9.0)
Total		$(9.7)	$(9.0)

Three Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		March 31, 2013	March 31, 2012
Fixed-rate debt	Interest expense, net	$9.7	$9.0
Total		$9.7	$9.0
Derivatives not designated as hedging instruments

Three Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		March 31, 2013	March 31, 2012
Commodity price risk programs	Gas Distribution revenues	$0.1	$0.2
Commodity price risk programs	Other revenues	12.0	(1.7)
Commodity price risk programs	Cost of Sales	(18.5)	(21.1)
Total		$(6.4)	$(22.6)
* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $6.6 million and $19.8 million for the three months ended March 31, 2013 and 2012, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

NiSource’s derivative instruments measured at fair value as of March 31, 2013 and December 31, 2012 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $1.0 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $17.9 million and $45.7 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2013 and December 31, 2012, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.    Fair Value Disclosures

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012:

Recurring Fair Value Measurements March 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$18.0	$—	$18.0
Financial price risk programs	44.8	0.6	—	45.4
Interest rate risk activities	—	30.7	—	30.7
Available-for-sale securities	23.6	87.6	—	111.2
Total	$68.4	$136.9	$—	$205.3
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$—	$—	$—
Financial price risk programs	57.9	0.5	1.2	59.6
Total	$57.9	$0.5	$1.2	$59.6

Recurring Fair Value Measurements December 31, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$35.4	$—	$35.4
Financial price risk programs	71.5	0.8	0.1	72.4
Interest rate risk activities	—	40.4	—	40.4
Available-for-sale securities	27.4	84.4	—	111.8
Total	$98.9	$161.0	$0.1	$260.0
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$—	$—	$—
Financial price risk programs	115.0	0.5	—	115.5
Total	$115.0	$0.5	$—	$115.5
Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2013 and December 31, 2012, there were no material transfers between fair value hierarchies. Additionally there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at March 31, 2013 and December 31, 2012 were:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, March 31, 2013
U.S. Treasury	$27.6	$1.2	$—	$28.8
Corporate/Other	80.1	2.4	(0.1)	82.4
Total Available-for-sale debt securities	$107.7	$3.6	$(0.1)	$111.2
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2012
U.S. Treasury	$31.1	$1.5	$—	$32.6
Corporate/Other	76.8	2.5	(0.1)	79.2
Total Available-for-sale debt securities	$107.9	$4.0	$(0.1)	$111.8
For the three months ended March 31, 2013 and 2012, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.2 million and zero, respectively. For the three months ended March 31, 2013 and 2012, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.2 million and zero, respectively.
The cost of maturities sold is based upon specific identification. At March 31, 2013, all of the U.S. Treasury debt securities have maturities of greater than one year. At March 31, 2013, approximately $2.4 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following tables present the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013 (in millions)	Other Derivatives

Balance as of January 1, 2013	$0.1
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(0.9)
Purchases	$(0.4)
Balance as of March 31, 2013	$(1.2)

Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2013	$(1.3)

Three Months Ended, March 31, 2012 (in millions)	Other Derivatives

Balance as of January 1, 2012	$0.3
Total gains or (losses) (unrealized/realized)
Included in regulatory assets/liabilities	(0.2)
Balance as of March 31, 2012	$0.1

Change in unrealized gains/(losses) relating to instruments still held as of March 31, 2012	$—

Non-recurring Fair Value Measurements. In January 2013, NiSource sold the service plan and leasing business lines of its Retail Services business. The disposed business lines were included in the Columbia Distributions Operations reporting unit and the Northern Indiana Gas Distribution Operations reporting unit. Goodwill associated with the disposed business lines was included in the carrying amount of the business lines in determining the gain on disposal. The amount of the goodwill included in the carrying amount was based on the relative fair values of the business lines disposed of and the portion of the reporting units that were retained. The fair value of the disposed business lines was determined by using the selling price of the business lines. The fair value of the reporting units that were retained was determined by a weighted average of income and market approaches. This approach was similar to the process undertaken to calculate the fair value of the reporting units for the last goodwill impairment test conducted on May 1, 2012. These approaches are further discussed in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and yield fair values considered to be at Level 3 of the fair value hierarchy. The respective fair value of the disposed business lines was divided by the fair value of the reporting units to which the disposed business lines belonged. These percentages were then applied to those goodwill balances to determine their allocations. As a result of these procedures, NiSource recorded a disposal of goodwill of approximately $11.0 million during the first quarter of 2013. This amount is included within the "Gain on Disposition of Discontinued Operations - net of taxes" on the Condensed Statements of Consolidated Income (unaudited).
There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2012.
B.    Other Fair Value Disclosures for Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, notes receivable, customer deposits and short-term borrowings is a reasonable estimate of fair value due to their liquid or short-term nature. NiSource’s long-term borrowings are recorded at historical amounts unless designated as a hedged item in a fair value hedge.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the quarters ending March 31, 2013 and 2012, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2013	Estimated Fair Value as of March 31, 2013	Carrying Amount as of Dec. 31, 2012	Estimated Fair Value as of Dec. 31, 2012
Long-term debt (including current portion)	$6,893.2	$7,897.0	$7,326.3	$8,389.0
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, entered into on October 19, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. Prior to this agreement with BTMU and BNS, CGORC was party to a series of agreements with BTMU and RBS which dated from October 23, 2009 until its amendment on October 19, 2012. The maximum seasonal program limit under the terms of the new agreement remains at $240 million. The agreement expires on October 18, 2013, and can be renewed if mutually agreed to by all parties. As of March 31, 2013, $178.8 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with PNC and Mizuho entered into on August 29, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduits sponsored by PNC and Mizuho. Prior to this agreement with PNC and Mizuho, NARC was party to a series of agreements with RBS which dated from October 23, 2009 until its amendment on August 29, 2012, under the terms in which it sold an undivided percentage ownership interest in its accounts receivable to commercial paper conduit sponsored by RBS. The maximum seasonal program limit under the terms of the new agreement, which expires on August 28, 2013, is $200 million, and can be further renewed if mutually agreed to by both parties. As of March 31, 2013, $200.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 13, 2013, the agreement was renewed, having a new scheduled termination date of March 12, 2014, and can be further renewed if mutually agreed to by both parties. As of March 31, 2013, $65.9 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2013 and December 31, 2012 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	March 31, 2013	December 31, 2012
Gross Receivables	$689.6	$525.3
Less: Receivables not transferred	244.9	292.0
Net receivables transferred	$444.7	$233.3
Short-term debt due to asset securitization	$444.7	$233.3
For the three months ended March 31, 2013 and 2012, fees of $0.9 million and $1.1 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

11.    Goodwill Assets

In accordance with the provisions for goodwill accounting under GAAP, NiSource tests its goodwill for impairment annually as of May 1 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined by the FASB. NiSource's three reporting units are Columbia Distribution Operations, Columbia Transmission Operations and Northern Indiana Gas Distribution Operations.
NiSource's goodwill assets as of March 31, 2013 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations' goodwill assets at March 31, 2013 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $17.8 million.

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

As part of the sale of the service plan and leasing business lines of its Retail Services business, NiSource allocated $10.0 million of goodwill from Columbia Distribution Operations to the sale and allocated $1.0 million of goodwill from Northern Indiana Gas Distribution Operations to the sale. Refer to Note 5 "Discontinued Operations and Assets and Liabilities Held for Sale" for more information.

12.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2013 and 2012, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2013 and 2012 were 35.4% and 34.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 (ATRA). ATRA, among other things, extends retroactively the research credit under Internal Revenue Code section 41 until December 31, 2013, and also extends and modifies 50% bonus depreciation for 2013. In general, 50% bonus depreciation will be available for property placed in service before January 1, 2014, or in the case of certain property having longer production periods, before January 1, 2015. NiSource recorded the effects of ATRA in the first quarter 2013. The retroactive extension of the research credit did not have a significant effect on net income.

On March 7, 2013, the congressional Joint Committee on Taxation took no exception to the conclusions reached by the IRS in its 2008-2010 audit examination. Therefore, in the first quarter of 2013, NiSource recognized a federal income tax receivable of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

$15.9 million that was related to the 2008 and 2009 tax years and increases in net operating loss carryforwards of $0.6 million that was related to uncertain tax positions in the 2010-2012 tax years. NiSource received payments of $75.1 million in March 2013 and $70.6 million in April 2013 of principal and interest from the IRS related to the audit examination. The recognition of the receivables and net operating loss carryforwards did not materially affect tax expense or net income.

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
For the three months ended March 31, 2013, NiSource has contributed $5.5 million to its pension plans and $10.1 million to its other postretirement benefit plans.
The following table provides the components of the plans’ net periodic benefits cost for the three months ended March 31, 2013 and 2012:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$9.4	$9.4	$3.0	$2.8
Interest cost	24.3	28.2	8.1	9.3
Expected return on assets	(42.4)	(41.1)	(7.6)	(6.7)
Amortization of transition obligation	—	—	0.1	0.3
Amortization of prior service cost	0.1	0.1	(0.2)	(0.1)
Recognized actuarial loss	20.7	20.3	2.8	2.4
Settlement loss	20.7	—	—	—
Total Net Periodic Benefit Costs	$32.8	$16.9	$6.2	$8.0

For the quarters ended March 31, 2013 and 2012, pension and other postretirement benefit cost of approximately $28.1 million and $5.6 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.

As of February 28, 2013, it became probable that a NiSource pension plan's lump sum payouts for 2013 would exceed the plan's 2013 service cost plus interest cost and therefore meeting the requirement for settlement accounting. A one-time settlement charge of $20.7 million was recorded during the first quarter of 2013. As a result of the settlement, the pension plan was remeasured resulting in a decrease to the pension benefit obligation, net of plan assets, of $18.6 million, a net decrease to regulatory assets and accumulated other comprehensive loss of $36.1 million and $3.2 million, respectively. Net periodic pension benefit cost for 2013 was decreased by $2.4 million as a result of the remeasurement.

The following table provides the key assumptions that were used to calculate the pension benefit obligation and the net periodic benefit cost at the measurement dates of February 28, 2013 and December 31, 2012.

	February 28, 2013	December 31, 2012
Actuarial Assumptions
Discount Rate	3.50%	3.63%
Expected return on assets	8.30%	8.30%

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

14.    Variable Interests and Variable Interest Entities
In general, a VIE is an entity that (1) has an insufficient amount of at-risk equity to permit the entity to finance its activities without additional financial subordinated support provided by any parties, (2) whose at-risk equity owners, as a group, do not have power, through voting rights or similar rights, to direct activities of the entity that most significantly impact the entity’s economic performance or (3) whose at-risk owners do not absorb the entity’s losses or receive the entity’s residual return. A VIE is required to be consolidated by a company if that company is determined to be the primary beneficiary of the VIE.
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
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, Northern Indiana has not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if Northern Indiana is the primary beneficiary. Northern Indiana will continue to request the information required to determine whether Pure Air is a VIE. Northern Indiana has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $5.6 million for the three months ended March 31, 2013 and 2012.

15.    Long-Term Debt

On April 12, 2013, NiSource Finance issued $750.0 million of 4.80% senior unsecured notes that mature on February 15, 2044.
On March 1, 2013, NiSource Finance redeemed $420.3 million of 6.15% senior unsecured notes.
On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks having an original maturity date of April 3, 2015. On April 15, 2013, NiSource Finance amended the term loan to add an additional lender to the syndicate of banks, increase borrowings under the term loan to $325.0 million and extend the maturity date to April 15, 2016. Borrowings under the term loan have an interest rate of LIBOR plus 125 basis points.

16.    Short-Term Borrowings
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. The program capacity was expanded to $1.5 billion with the addition of RBS as a fifth dealer on February 15, 2013. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in May 2017. At March 31, 2013, NiSource had $686.5 million of commercial paper outstanding.
During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At March 31, 2013, NiSource had no outstanding borrowings under this facility.
As of March 31, 2013 and December 31, 2012, NiSource had $36.2 million and $36.4 million, respectively, of stand-by letters of credit outstanding, of which $18.3 million were under the revolving credit facility.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets in the amount of $444.7 million and $233.3 million as of March 31, 2013 and December 31, 2012, respectively. Refer to Note 10, “Transfers of Financial Assets,” for additional information.

(in millions)	March 31, 2013	December 31, 2012
Commercial Paper weighted average interest rate of 1.02% and 1.11% at March 31, 2013 and December 31, 2012, respectively.	$686.5	$499.6
Credit facilities borrowings weighted average interest rate of 3.73% at December 31, 2012.	—	44.0
Accounts receivable securitization facility borrowings	444.7	233.3
Total short-term borrowings	$1,131.2	$776.9
Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

17.    Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the prior 1994 Plan or the Director Plan. At March 31, 2013, there were 6,770,647 shares reserved for future awards under the Omnibus Plan.
Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $4.2 million and $3.2 million for the three months ended March 31, 2013, and 2012, respectively, as well as related tax benefits of $1.5 million and $1.1 million, respectively.
As of March 31, 2013, the total remaining unrecognized compensation cost related to nonvested awards amounted to $28.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.
Stock Options. As of March 31, 2013, approximately 1.0 million options were outstanding and exercisable with a weighted average strike price of $22.38. No options were granted during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the aggregate intrinsic value for the options outstanding and exercisable was $6.7 million. During the three months ended March 31, 2013 and 2012, cash received from the exercise of options was $13.1 million and $13.4 million, respectively.
Restricted Stock Units and Restricted Stock. During the three months ended March 31, 2013, NiSource granted 17,200 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of the shares of restricted stock units and shares of restricted stock was $0.4 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. If the employee terminates employment before the service conditions lapse due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the shares of restricted stock and restricted stock units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination. As of March 31, 2013, 372,078 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the three months ended March 31, 2013, NiSource granted 650,853 performance shares subject to performance conditions. The grant date fair-value of the awards was $15.3 million, based on the average market price of NiSource’s

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2012 and ending on December 31, 2015) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on February 29, 2016 when the shares vest provided the performance criteria are satisfied. In general, if the employee terminates employment before February 29, 2016 due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination. As of March 31, 2013, 2,020,670 nonvested performance shares were granted and outstanding.
Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of March 31, 2013, 141,961 restricted stock units are outstanding to non-employee directors under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of March 31, 2013, 193,366 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the quarter ended March 31, 2013 and 2012, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $6.4 million and $5.8 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at March 31, 2013 and the years in which they expire were:

(in millions)	Total	2013	2014	2015	2016	2017	After
Guarantees of subsidiaries debt	$6,385.5	$—	$500.0	$480.0	$291.5	$507.0	$4,607.0
Guarantees supporting commodity transactions of subsidiaries	37.7	12.0	—	25.0	—	—	0.7
Accounts receivable securitization	444.7	444.7	—	—	—	—	—
Lines of credit	686.5	686.5	—	—	—	—	—
Letters of credit	36.2	17.2	2.8	16.2	—	—	—
Other guarantees	351.5	243.6	44.4	3.0	—	—	60.5
Total commercial commitments	$7,942.1	$1,404.0	$547.2	$524.2	$291.5	$507.0	$4,668.2

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6.4 billion of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheets (unaudited). The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding medium-term notes.
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to $37.7 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit and Accounts Receivable Advances. During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital, extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At March 31, 2013, NiSource had no borrowings under its five-year revolving credit facility, $686.5 million in commercial paper outstanding and $444.7 million outstanding under its accounts receivable securitization agreements. At March 31, 2013, NiSource issued stand-by letters of credit of approximately $36.2 million for the benefit of third parties. See Note 16, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. On June 30, 2008, NiSource’s subsidiary, PEI, sold Whiting Clean Energy to BPAE for $216.7 million which included $16.1 million in working capital. The agreement with BPAE contains representations, warranties, covenants and closing conditions. NiSource has executed purchase and sales agreement guarantees totaling $220 million which guarantee performance of PEI’s covenants, agreements, obligations, liabilities, representations and warranties under the agreement with BPAE. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2013. These guarantees are due to expire in June 2013.
NiSource has additional purchase and sales agreement guarantees totaling $42.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource has on deposit a letter of credit with Union Bank, N.A., Collateral Agent in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of March 31, 2013.
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
In 2003, the Company divested itself of a certain non-utility subsidiary, which subsequently became involved in litigation around business transactions, some of which predated its sale to a third party. Successors in interest to that third party looked to the Company for indemnification under the Asset Purchase Agreement (“APA") negotiated by the Company at the time of sale. As the litigation wound down and was concluded over the years, the Company advanced settlement and defense costs associated with all claims made in the litigation and reserved its rights to seek reimbursement for claims potentially not within the scope of the indemnities under the APA. Later, the Company looked to the successors in interest to the APA for reimbursement of settlement and defense related charges associated with claims that were not subject to the indemnification provisions in the APA. Ultimately, the amount of claims subject to the indemnities provided for in the APA was the subject of an arbitration claim between the Company and the successors in interest to the APA. In January of 2013, the parties to the arbitration proceeding agreed that the Company would be reimbursed $17.5 million for settlement amounts advanced and defense costs incurred beyond the scope of indemnities under the APA, which has since been paid to the Company in full. This amount was recorded in income from discontinued operations, net of tax, as of March 31, 2013.
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
As of March 31, 2013 and December 31, 2012, NiSource had recorded reserves of approximately $155.3 million and $160.6 million, respectively, to cover environmental remediation at various sites. The current portion of this reserve is included in "Legal and environmental reserves" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
In the first quarter of 2012, the EPA proposed an output-based carbon standard for new power plants. The standard would, for the first time, set national limits on the amount of carbon emissions allowed from new power plants. This numerical limit places compliance out of reach for coal-fired plants designed without capture and sequestration of carbon dioxide, limiting NiSource's

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

options for future generation growth. In addition, based on authority provided by the Clean Air Act, once the EPA has promulgated a New Source Performance Standard for a new or modified source in a specific source category, regulation of existing sources in specific circumstances is required.
If the EPA develops a GHG new source performance standard for existing units or if a federal or state comprehensive climate change bill were to be enacted into law, the impact on NiSource's financial performance would depend on a number of factors, including the overall level of required GHG reductions, the renewable energy targets, the degree to which offsets may be used for compliance, the amount of recovery allowed from customers, and the extent to which NiSource would be entitled to receive CO2 allowances at no cost. Comprehensive federal or state GHG regulation could result in additional expense or compliance costs that may not be fully recoverable from customers and could materially impact NiSource's financial results.
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
The following NAAQS were recently added or modified:
Particulate Matter: In December 2009, the EPA issued area designations for the 2006 24-hour PM2.5 standard, and several counties in which NiSource operates were designated as non-attainment. In addition, a final rule was promulgated in December 2012 that lowered the annual PM2.5 standard from 15 to 12 micrograms per cubic meter. NiSource will continue to monitor these matters and cannot estimate their impact at this time.
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
National Emission Standard for Hazardous Air Pollutants.   On August 20, 2010, the EPA revised national emission standards for hazardous air pollutants for certain stationary reciprocating internal combustion engines. Compliance requirements vary by engine type and will generally be required within three years. NiSource has received a one year compliance extension for the affected engines and estimates the cost of compliance to be approximately $10 million.
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
During the fourth quarter of 2011, NiSource completed a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource accordingly increased its liability for estimated remediation costs by $71.1 million. Since the fourth quarter of 2011, NiSource has monitored the liability on a quarterly basis and in the second quarter of 2012, completed an annual refresh of the model. No material changes to the liability were noted as a result of the refresh. The total liability at NiSource related to the facilities subject to remediation was $130.4 million and $132.6 million at March 31, 2013 and December 31, 2012, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect Columbia Pipeline Group Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability.
Columbia Pipeline Group Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. During the third quarter of 2011, Columbia Transmission completed a study to estimate its future remediation requirements related to the AOC. Columbia Transmission accordingly increased its liability for estimated remediation costs by $25.6 million. Since the third quarter of 2011, Columbia Transmission has been monitoring its liability on a quarterly basis and performed an annual refresh of the study during the second quarter of 2012. An additional $3.5 million was added to the liability due to estimate changes and cost increases as a result of the refresh. The total liability at Columbia Transmission related to the facilities subject to remediation was $18.5 million and $21.7 million at March 31, 2013 and December 31, 2012, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be completed in 2015.
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
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $835 million to $865 million. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.
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
Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including Northern Indiana's; with restricted emission allowance trading programs was scheduled to begin in 2012. In a decision issued on August 21, 2012 the D.C. Circuit Court vacated the CSAPR leaving the CAIR trading program provisions and requirements in place. This development does not significantly impact Northern Indiana's current emissions control plans. Northern Indiana utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. Northern Indiana believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow Northern Indiana to meet the emission requirements of CAIR, while a replacement for CSAPR is developed to address the court's decision.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Utility Mercury and Air Toxics Standards Rule:   On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA pursued a new Section 112 rulemaking to establish MACT standards for electric utilities. The EPA finalized the Mercury and Air Toxics Standards (MATS) Rule on December 16, 2011. Compliance for Northern Indiana’s affected units is required by April 2016. Northern Indiana has developed a plan for further environmental controls to comply with MATS.
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

D.     Other Matters. On November 23, 2012, while Columbia of Massachusetts was investigating the source of an odor of gas at a service location in Springfield, Massachusetts, a gas service line was pierced and an explosion occurred. While this explosion impacted multiple buildings and resulted in several injuries, no life threatening injuries or fatalities have been reported. Columbia of Massachusetts is fully cooperating with both the Massachusetts DPU and the Occupational Safety & Health Administration in their investigations of this incident. Columbia of Massachusetts believes any costs associated with damages, injuries, and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements. In accordance with GAAP, NiSource recorded any reserves and the related insurance recoveries resulting from this incident on a gross basis within the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.    Accumulated Other Comprehensive Loss
The following table displays the components of Accumulated Other Comprehensive Loss:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2013	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(0.1)	0.1	1.3	1.3
Amounts reclassified from accumulated other comprehensive income	(0.3)	0.8	1.4	1.9
Net current-period other comprehensive income	(0.4)	0.9	2.7	3.2
Balance as of March 31, 2013	$2.2	$(27.7)	$(36.8)	$(62.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Equity Investment
As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrealized loss at March 31, 2013 of $18.5 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrealized loss of $18.5 million and $18.7 million at March 31, 2013 and December 31, 2012, respectively, is included in unrealized losses on cash flow hedges above.

20.    Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At March 31, 2013, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group (formerly known as Gas Transmission and Storage) Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended March 31,
(in millions)	2013	2012
REVENUES
Gas Distribution Operations
Unaffiliated	$1,144.9	$1,060.8
Intersegment	0.2	0.2
Total	1,145.1	1,061.0
Columbia Pipeline Group Operations
Unaffiliated	258.4	233.0
Intersegment	43.0	42.4
Total	301.4	275.4
Electric Operations
Unaffiliated	377.4	352.9
Intersegment	0.2	0.2
Total	377.6	353.1
Corporate and Other
Unaffiliated	13.6	2.2
Intersegment	121.7	110.7
Total	135.3	112.9
Eliminations	(165.1)	(153.5)
Consolidated Gross Revenues	$1,794.3	$1,648.9
Operating Income (Loss)
Gas Distribution Operations	$234.1	$210.3
Columbia Pipeline Group Operations	133.5	138.6
Electric Operations	65.2	46.2
Corporate and Other	(4.7)	2.6
Consolidated Operating Income	$428.1	$397.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

21.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in millions)	2013	2012
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$114.3	$71.0
Stock issuance to employee savings plans	6.4	5.7
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$161.8	$142.7
Cash paid for income taxes	2.9	1.7

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, and the matters set forth in the “Risk Factors” section of NiSource’s 2012 Form 10-K, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
For the three months ended March 31, 2013, NiSource reported income from continuing operations of $215.4 million, or $0.69 per basic share, compared to $192.5 million, or $0.68 per basic share reported for the same period in 2012.
The increase in income from continuing operations was due primarily to the following items:

•
Colder weather in the current quarter resulted in an increase in income from continuing operations of $40.9 million compared to the prior year, primarily affecting the Gas Distribution Operations segment. Weather statistics are provided in the Gas Distribution Operations’ segment discussion.

•
Regulatory and service programs at Gas Distributions Operations increased net revenues by $9.3 million primarily due to the impact from the rate case at Columbia of Massachusetts and the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program. Refer to Note 8, “Regulatory Matters,” of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

These increases to income from continuing operations were partially offset by the following:

•	Employee and administrative expense increased by $12.7 million due to higher head count, and outside service costs increased by $9.0 million.
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
Northern Indiana continued to deliver strong operational and financial performance during the first quarter, while executing on significant environmental investments at its largest electric generating facility.

•
Initial preparation and construction of the approximately $250 million FGD project began at the Michigan City generating station. The more than $500 million FGD project at Northern Indiana's Schahfer generating station remains on track, with units to be placed into service in the fourth quarter of 2013 and in 2014.

•
In February 2013, Northern Indiana began installing automated meter reading devices in its electric and gas service territories. The devices will be installed on all meters by 2016, with an investment of approximately $90 million over the three years.

•
During the first quarter of 2013, Northern Indiana received regulatory approval for the introduction of a Green Power Rate pilot program, which complements a variety of other renewable energy and customer programs currently offered in Indiana. The program allows customers to designate a portion or all of their monthly electric usage to be attributable to power generated by renewable energy sources.

NiSource's Gas Distribution companies continue to deliver strong results from their strategy of aligning long-term infrastructure replacement and enhancement programs with a variety of complementary customer programs and regulatory initiatives.

•
On April 16, 2013, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $30.1 million and is designed to support Columbia of Massachusetts' expanded infrastructure modernization and replacement plans with timely investment recovery. An order is expected by February 28, 2014, with new rates going into effect on March 1, 2014.

•
On March 15, 2013, Columbia of Pennsylvania filed a unanimous settlement of its 2012 base rate case with the Pennsylvania PUC. The settlement would increase annual revenues by approximately $55 million. The case includes a simplified residential rate design that includes a weather normalization adjustment and full recovery of safety-related expenditures. Columbia of Pennsylvania is the first utility in Pennsylvania to establish rates based on investments and expenses as reflected in a fully forecasted test year, consistent with Pennsylvania's recently enacted Act 11. An order is expected to be issued in the second quarter of 2013, with rates going into effect in the third quarter of 2013.

•
On February 27, 2013, Columbia Gas of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of approximately $5.3 million annually and seeking to implement a residential Revenue Normalization Adjustment in order to decouple revenues from customer usage. The case is set for hearing in June 2013, with new rates expected to take effect beginning with the October 2013 billing cycle.

Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Commercial Growth and Expansion of the Columbia Pipeline Group (formerly known as Gas Transmission and Storage) Operations
Columbia Pipeline Group Operations continues to modernize its core interstate natural gas pipeline system, execute on market-driven and supply-driven growth projects, and pursue midstream and minerals opportunities linked to NiSource's asset position in the Utica and Marcellus Shale production regions.

•
Columbia Transmission began to fully execute against its modernization settlement, which was approved by the FERC on January 24, 2013. With an inventory of projects spanning up to 15 years and an overall investment of more than $4 billion, the long-term plan is designed to systematically enhance the safety, reliability and flexibility of the 12,000 mile system. The settlement approved the initial five years of the plan, including a planned $300 million annual modernization investment.

•
During the first quarter of 2013, Columbia Transmission reached an agreement to extend its system to support the conversion of a large end-user's coal boilers to natural gas. Columbia Transmission will extend its system approximately 13 miles to an interconnect with Columbia of Virginia, which in turn will expand its distribution system to reach the customer. The project investment is approximately $25 million for Columbia Transmission and approximately $15 million for Columbia of Virginia. The project has an expected in-service date in the fourth quarter 2014.

•
The Big Pine Gathering System project, involving an investment of approximately $160 million and designed to transport up to 425,000 Dth per day of Marcellus Shale production, was placed into service in April 2013.

•
The first phase of the Pennant Midstream's pipeline and processing facilities remains on schedule for completion by the end of 2013. It is anticipated that NiSource's share will be approximately $150 million of the total investment in the project's first phase.

•
Columbia Transmission and Columbia Gulf are moving forward with plans to upgrade and modify facilities to support the West Side Expansion project. This approximately $200 million project will reverse the flow of gas on part of the system to transport approximately 500,000 Dth per day of Marcellus production to Gulf Coast markets. An initial level of service has already begun on part of the project, which is scheduled to be fully completed by late 2014. Columbia Transmission is also moving ahead with the East Side Expansion project, an approximately $210 million project providing 300,000 Dth per day of transportation capacity for Marcellus supplies to northeastern and Mid-Atlantic markets. This project is expected to be placed in service during the third quarter of 2015.

Financial Management of the Balance Sheet
At the end of the first quarter, NiSource maintained approximately $896.6 million in net available liquidity. Additionally, during the first quarter of 2013, Standard & Poor's reaffirmed NiSource's BBB- credit rating and stable outlook.

On April 12, 2013, NiSource Finance issued $750.0 million of 4.80% senior unsecured notes that mature on February 15, 2044.

On March 1, 2013, NiSource Finance redeemed $420.3 million of 6.15% senior unsecured notes.

On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks having an original maturity date of April 3, 2015. On April 15, 2013, NiSource Finance amended the term loan to add an additional lender to the syndicate of banks, increase borrowings under the term loan to $325 million and extend the maturity date to April 15, 2016. Borrowings under the term loan have an interest rate of LIBOR plus 125 basis points.
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
Refer to “Controls and Procedures” included in Item 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Results of Operations
Quarter Ended March 31, 2013
Net Income
NiSource reported net income of $260.5 million, or $0.84 per basic share, for the three months ended March 31, 2013, compared to net income of $193.4 million, or $0.68 per basic share, for the first quarter of 2012. Income from continuing operations was $215.4 million, or $0.69 per basic share, for the three months ended March 31, 2013, compared to income from continuing operations of $192.5 million, or $0.68 per basic share, for the first quarter of 2012. Operating income was $428.1 million, an increase of $30.4 million from the same period in 2012. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2013 were 311.1 million compared to 282.9 million at March 31, 2012.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended March 31, 2013, were $1,106.6 million, an $85.1 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations' net revenues of $44.0 million, increased Columbia Pipeline Group Operations’ net revenues of $26.8 million and increased Electric Operations' net revenues of $15.7.

•
Gas Distribution Operations’ net revenues increased primarily due to the effects of colder weather of $35.2 million, an increase of $9.3 million for regulatory and service programs, including the impacts from the rate case at Columbia of Massachusetts and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, and increased regulatory and tax trackers, which are offset in expense, of $3.7 million. These increases were partially offset by a decrease in industrial and commercial usage of $3.1 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $29.8 million, higher commodity and demand revenue of $3.8 million as a result of growth projects placed in service, and a settlement of $2.5 million during the first quarter of 2013. These increases were partially offset by the impacts of the customer settlement at Columbia Transmission, which decreased net revenues by $9.1 million.

•
Electric Operations’ net revenues increased due primarily to an increase in environmental cost recovery of $6.6 million due to an increased plant balance eligible for recovery, transmission upgrade revenue of $6.3 million, and $5.7 million due to the effects of weather. These increases were partially offset by a decrease in a RTO recovery mechanism of $3.0 million.

Operating Expenses
Operating expenses for the first quarter of 2013 were $685.6 million, an increase of $54.1 million from the 2012 period. This increase was primarily due to higher operation and maintenance expenses of $54.5 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in revenue, of $36.7 million, higher employee and administrative costs of $12.7 million, increased outside services of $9.0 million and a mark-to-market adjustment of corporate owned life insurance assets in the prior year of $6.9 million. These increases were partially offset by lower electric generation costs of $9.1 million as a result of the timing of planned and unplanned outages.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $7.1 million during the first quarter of 2013 compared to $7.7 million for the first quarter of 2012. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage, which are integral to the Columbia Pipeline Group Operations’ business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Income (Deductions)
Other Income (Deductions) reduced income by $94.5 million in 2013 compared to a reduction in income of $103.0 million in the prior year. The decrease in deductions is primarily due to a decrease in interest expense of $4.7 million resulting from the maturity of $420.3 million of long-term debt in March 2013 and $315.0 million of long-term debt in November 2012, and lower average short-term borrowings partially offset by higher interest expense from the issuance of $750 million of long-term debt in June 2012. Other, net of $4.1 million was recorded in 2013 compared to $0.3 million in 2012. The increase in other, net is primarily attributable to AFUDC earnings at Northern Indiana.
Income Taxes
Income tax expense for the first quarter of 2013 was $118.2 million compared to $102.2 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2013 and 2012, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2013 and 2012 were 35.4% and 34.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 (ATRA). ATRA, among other things, extends retroactively the research credit under Internal Revenue Code section 41 until December 31, 2013, and also extends and modifies 50% bonus depreciation for 2013. In general, 50% bonus depreciation will be available for property placed in service before January 1, 2014, or in the case of certain property having longer production periods, before January 1, 2015. NiSource recorded the effects of ATRA in the first quarter 2013. The retroactive extension of the research credit did not have a significant effect on net income.

On March 7, 2013, the congressional Joint Committee on Taxation took no exception to the conclusions reached by the IRS in its 2008-2010 audit examination. Therefore, in the first quarter of 2013, NiSource recognized a federal income tax receivable of $15.9 million that was related to the 2008 and 2009 tax years and increases in net operating loss carryforwards of $0.6 million that was related to uncertain tax positions in the 2010-2012 tax years. NiSource received payments of $75.1 million in March 2013 and $70.6 million in April 2013 of principal and interest from the IRS related to the audit examination. The recognition of the receivables and net operating loss carryforwards did not materially affect tax expense or net income.
Discontinued Operations
There was net income of $8.7 million in the first quarter of 2013 from discontinued operations compared to net income of $0.9 million in the first quarter of 2012. The increase is primarily the result of a one-time settlement received in the first quarter of 2013. A gain on the disposition of discontinued operations of $36.4 million was recorded during the first quarter of 2013 as a result of the sale of the service plan and leasing business lines of NiSource's Retail Services business.
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
Operating Activities
Net cash from operating activities for the three months ended March 31, 2013 was $449.1 million, a decrease of $30.9 million compared to the three months ended March 31, 2012. The decrease in net cash from operating activities was primarily due to a decrease in working capital from accounts receivable of $288.8 million due to the timing of receipts and colder weather in the current period. This decrease was partially offset by an increase in net income, higher working capital from accounts payable of $66.7 million due to the reasons noted above, an increase in working capital from income tax receivables of $50.2 million due to a refund received in 2013, and increased working capital of $43.6 million from inventory due to the timing and weather noted above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $11.3 million to its pension plans and approximately $40.4 million to its postretirement medical and life plans in 2013, which could change depending on market conditions. For the three months ended March 31, 2013, NiSource has contributed $5.5 million to its pension plans and $10.1 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the three months ended March 31, 2013 were $369.3 million, compared to $291.8 million for the comparable period in 2012. This increased spending is mainly due to higher expenditures in the Columbia Pipeline Group Operations segment for various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under its modernization replacement program. Additionally, there were increased expenditures in the Electric Operations segment due primarily to the FGD projects. NiSource projects 2013 capital expenditures to be approximately $1.8 billion.
Restricted cash was $23.1 million and $46.8 million as of March 31, 2013 and December 31, 2012, respectively. The decrease in restricted cash was due to the wind-down of NiSource’s unregulated natural gas marketing business.

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
NiSource Finance had no outstanding borrowings under its five-year revolving credit facility at March 31, 2013 and borrowings of $44.0 million at December 31, 2012, at a weighted average interest rate of 3.73%. In addition, NiSource Finance had $686.5 million in commercial paper outstanding at March 31, 2013, at a weighted average interest rate of 1.02% and $499.6 million in commercial paper outstanding at December 31, 2012, at a weighted average interest rate of 1.11%.
As of March 31, 2013 and December 31, 2012, NiSource had $444.7 million and $233.3 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 10, “Transfers of Financial Assets.”
As of March 31, 2013 NiSource had $36.2 million of stand-by letters of credit outstanding of which $18.3 million were under the revolving credit facility. At December 31, 2012, NiSource had $36.4 million of stand-by letters of credit outstanding of which $18.3 million were under the revolving credit facility.
As of March 31, 2013, an aggregate of $795.2 million of credit was available under the credit facility.
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
Credit Ratings.    On February 25, 2013, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. On December 11, 2012, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. On November 16, 2012, Moody's Investors Service affirmed the senior unsecured ratings for NiSource at Baa3, and the existing ratings of all other subsidiaries. Moody's outlook for NiSource and all of its subsidiaries is

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's, Moody's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $31.9 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Contractual Obligations.    Refer to Note 12, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for material changes recorded during the three months ended March 31, 2013 to NiSource’s uncertain tax positions recorded as of December 31, 2012.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.0 million for the three months ended March 31, 2013 and $4.4 million for the three months ended March 31, 2012.

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
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the unregulated gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was $0.1 million, $0.1 million and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

zero, respectively, for the first quarter of 2013. Prospectively, management has set the VaR limit at $0.4 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
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
NiSource has issued guarantees that support up to approximately $37.7 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
NiSource has purchase and sales agreement guarantees totaling $262.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees outstanding. Refer to Note 18-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended March 31, 2013.
Recently Issued Accounting Pronouncements
Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
Dodd-Frank Financial Reform Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties will include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter (“OTC”) derivative market, requiring certain OTC transactions in instruments defined as “swaps” under the new regulations to be cleared through a clearing house and requiring cash margins to be posted for those transactions. During 2012, the Commodity Futures Trading Commission ("CFTC') finalized most of its remaining key regulations under the Act, which started to go into effect in late 2012 in accordance with a schedule promulgated by the CFTC. Under the CFTC’s final rules, very few of NiSource’s transactions will be considered uncleared “swaps.” To the extent any of NiSource's transactions come within the definition of a swap, NiSource has determined that it will qualify as an "end user" and, therefore, various exemptions from mandatory clearing and real-time reporting will apply to most such transactions. While the Act and the new regulations are expected to have some impact on capital markets and derivatives markets generally, NiSource does not expect the Act to have any material effect on its operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into three primary business segments: Gas Distribution Operations, Columbia Pipeline Group (formerly known as Gas Transmission and Storage) Operations, and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended March 31,
(in millions)	2013	2012
Net Revenues
Sales revenues	$1,145.1	$1,061.0
Less: Cost of gas sold (excluding depreciation and amortization)	593.8	553.7
Net Revenues	551.3	507.3
Operating Expenses
Operation and maintenance	218.4	200.1
Depreciation and amortization	48.5	46.1
Other taxes	50.3	50.8
Total Operating Expenses	317.2	297.0
Operating Income	$234.1	$210.3
Revenues ($ in millions)
Residential	$743.9	$726.5
Commercial	270.3	241.7
Industrial	65.0	60.3
Off System	79.4	35.1
Other	(13.5)	(2.6)
Total	$1,145.1	$1,061.0
Sales and Transportation (MMDth)
Residential	132.0	102.9
Commercial	75.3	61.2
Industrial	133.3	131.3
Off System	21.7	13.5
Other	0.2	0.1
Total	362.5	309.0
Heating Degree Days	2,919	2,262
Normal Heating Degree Days	2,892	2,931
% Colder (Warmer) than Normal	1%	(23)%
Customers
Residential	3,072,919	3,050,576
Commercial	281,933	281,539
Industrial	7,553	7,859
Other	23	18
Total	3,362,428	3,339,992
NiSource’s Gas Distribution Operations serve approximately 3.4 million customers in seven states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky and Maryland. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with 74% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.
Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the three months ended March 31, 2013 increased

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

from the same period last year primarily due to colder than normal weather. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. In its last approved base rate proceeding, Columbia of Pennsylvania implemented a higher fixed residential customer charge. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of March 31, 2013 a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the first quarter of 2013 was 1% colder than normal and 29% colder than the first quarter in 2012.
Throughput
Total volumes sold and transported of 362.5 MMDth for the first quarter of 2013 increased by 53.5 MMDth from the same period last year. This 17.3% increase in volume was primarily attributable to colder weather.

Net Revenues
Net revenues for the first quarter of 2013 were $551.3 million, an increase of $44.0 million from the same period in 2012. The increase in net revenues is due primarily to the effects of colder weather of $35.2 million, an increase of $9.3 million for regulatory and service programs, including the impacts from the rate case at Columbia of Massachusetts and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, and increased regulatory and tax trackers, which are offset in expense, of $3.7 million. These increases were partially offset by a decrease in industrial and commercial usage of $3.1 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2013 was a revenue decrease of $24.7 million compared to a decrease of $36.2 million for the three months ended March 31, 2012.
Operating Income
For the first quarter of 2013, Gas Distribution Operations reported operating income of $234.1 million, an increase of $23.8 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $20.2 million higher than the comparable period reflecting increased employee and administrative expenses of $7.9 million, higher outside service costs of $5.8 million, increased regulatory and tax trackers, which are offset in net revenue, of $3.7 million and an increase of $2.4 million in depreciation due to an increase in capital expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

	Three Months Ended March 31,
(in millions)	2013	2012
Net Revenues
Transportation revenues	$210.9	$218.1
Storage revenues	50.5	49.3
Other revenues	40.0	8.0
Total Sales Revenues	301.4	275.4
Less: Cost of sales (excluding depreciation and amortization)	0.1	0.9
Net Revenues	301.3	274.5
Operating Expenses
Operation and maintenance	132.6	94.7
Depreciation and amortization	25.7	33.0
Gain on sale of assets	(0.2)	—
Other taxes	16.8	15.9
Total Operating Expenses	174.9	143.6
Equity Earnings in Unconsolidated Affiliates	7.1	7.7
Operating Income	$133.5	$138.6
Throughput (MMDth)
Columbia Transmission	435.8	379.4
Columbia Gulf	190.2	227.5
Crossroads Pipeline	5.0	4.3
Intrasegment eliminations	(93.9)	(105.7)
Total	537.1	505.5
NiSource’s Columbia Pipeline Group Operations segment primarily consists of the operations of Columbia Transmission, Columbia Gulf, NiSource Midstream, NEVCO, Crossroads Pipeline, and the equity investments in Pennant, Millennium and Hardy Storage. In total, NiSource owns a pipeline network of approximately 15,000 miles extending from the Gulf of Mexico to New York and the eastern seaboard. The pipeline network serves customers in 16 northeastern, mid-Atlantic, midwestern and southern states, as well as the District of Columbia. In addition, the Columbia Pipeline Group Operations segment operates one of the nation’s largest underground natural gas storage systems.
Columbia Pipeline Group Operations’ most significant projects are as follows:

Big Pine Gathering System Project. The Columbia Pipeline Group Operations segment is making an investment of approximately $160 million, which includes right-of-way acquisitions and installation, refurbishment and operation of approximately 57 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline will have an initial combined capacity of 425,000 Dth per day. Natural gas will initially be sourced from XTO Energy Inc., a subsidiary of ExxonMobil, Butler County, Pennsylvania production, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project was placed into service in April 2013.

Power Plant Generation Project. The Columbia Pipeline Group Operations segment is spending approximately $36 million on an expansion project, which includes new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric and Power Company. This project will expand the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.

West Side Expansion. The Columbia Pipeline Group Operations segment is planning to invest approximately $200 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provide a backhaul transportation path to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 444,000 Dth per day from the Smithfield and Waynesburg areas and up to 540,000 Dth per day from Leach

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

to Rayne transporting Marcellus production under long-term, firm contracts. The project is expected to be in service by the fourth quarter of 2014 with limited interim service provided in 2012 through 2014.

East Side Expansion. The Columbia Pipeline Group Operations segment entered into binding precedent agreements with customers to develop its East Side Expansion project, which will provide access for Marcellus supplies to the Northeastern and Mid-Atlantic markets. The approximately $210 million project will add up to 300,000 Dth per day of capacity through pipeline looping and interconnects. The project is expected to be placed in service in mid-2015.

Giles County Project. The Columbia Pipeline Group Operations segment plans to spend nearly $25 million to construct nearly thirteen miles of pipeline to provide 45,000 Dth per day of firm service to a third party off of its Line KA system into Columbia of Virginia's system. Columbia of Virginia will expand pipeline facilities and an existing direct connection with the third party's plant in Giles County, Virginia. The project is planned to be in-service by the fourth quarter 2014.
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

During the first quarter of 2013, NiSource Midstream made a cash contribution to Pennant of $10.5 million. No cash contributions were made to Pennant during the first quarter of 2012.

In a separate agreement with Hilcorp, test wells were drilled in 2012 and are being drilled in 2013 to support the development of the hydrocarbon potential on more than 100,000 combined acres in the Utica/Point Pleasant Shale formation. Delineation and test wells have continued in 2013 with a full development program to be developed over the course of the year. NiSource will invest alongside Hilcorp in the development of the acreage, owning both a working and overriding royalty interest. All of the Hilcorp/NiSource acreage is dedicated to Pennant.

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

During the first quarter of 2013, Columbia Transmission made contributions of $6.7 million to Millennium to fund its share of capital projects and received distributions of earnings of $6.7 million. For the same period last year, contributions of $5.2 million were made and distributions of earnings of $12.4 million were received.

Millennium continued to make progress on two projects, which began in 2012, that will add nearly 30,000 hp of compression to its system, driven to meet the contractual obligations of its anchor shippers. The first project will increase capacity at its interconnections with Algonquin Gas Transmission to 675,000 Dth per day, a total investment of approximately $45 million. The first project is projected to be in service by the end of the second quarter 2013. The second project includes a total investment of approximately $45 million that will increase capacity by 175,000 Dth per day with interconnections to other third-party facilities. The second project is expected to be in service in the fourth quarter 2013. Columbia Transmission's share of the above investments is limited to its 47.5% interest in Millennium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

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

During the first quarters of 2013 and 2012, NiSource received $0.4 million and $0.5 million of available accumulated earnings, respectively. NiSource made no contributions during 2013 or 2012.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Columbia Pipeline Group Operations segment due to changes in near-term supply and demand conditions. For the quarter ended March 31, 2013, approximately 92.1% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 6.5% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.8% and 6.5%, respectively, for the quarter ended March 31, 2012.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended March 31, 2013 and 2012, approximately 1.4% and 1.7%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Columbia Pipeline Group Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Columbia Pipeline Group Operations segment. As of March 31, 2013, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Throughput for the Columbia Pipeline Group Operations segment totaled 537.1 MMDth for the three months ended March 31, 2013, compared to 505.5 MMDth for the same period in 2012. The increase of 31.6 MMDth was primarily attributable to colder weather, which drove a majority of the increase on the Columbia Transmission system.

Net Revenues
Net revenues were $301.3 million for the first quarter of 2013, an increase of $26.8 million from the same period in 2012. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $29.8 million, higher commodity and demand revenue of $3.8 million as a result of growth projects placed in service, and a settlement of $2.5 million during the first quarter of 2013. These increases were partially offset by the impacts of the customer settlement at Columbia Transmission, which decreased net revenues by $9.1 million.
Operating Income
Operating income was $133.5 million for the first quarter of 2013, a decrease of $5.1 million from the first quarter of 2012. This decrease is due to an increase in operating expenses, partially offset by higher net revenues, as described above. Operating expenses increased $31.3 million primarily as a result of increased regulatory trackers, which are offset in revenue, of $29.8 million, increased outside service costs of $3.2 million, and higher employee and administrative expenses of $1.9 million. These increases were partially offset by lower depreciation of $8.6 million as a result of the Columbia Transmission customer settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended March 31,
(in millions)	2013	2012
Net Revenues
Sales revenues	$377.6	$353.1
Less: Cost of sales (excluding depreciation and amortization)	124.9	116.1
Net Revenues	252.7	237.0
Operating Expenses
Operation and maintenance	107.9	113.7
Depreciation and amortization	63.2	60.9
Other taxes	16.4	16.2
Total Operating Expenses	187.5	190.8
Operating Income	$65.2	$46.2
Revenues ($ in millions)
Residential	$108.3	$96.0
Commercial	103.7	100.4
Industrial	159.4	158.0
Wholesale	1.7	0.4
Other	4.5	(1.7)
Total	$377.6	$353.1
Sales (Gigawatt Hours)
Residential	864.1	781.2
Commercial	921.2	907.8
Industrial	2,319.6	2,385.0
Wholesale	61.3	19.1
Other	33.2	32.5
Total	4,199.4	4,125.6

Electric Customers
Residential	401,559	400,348
Commercial	54,084	53,928
Industrial	2,373	2,457
Wholesale	725	717
Other	6	16
Total	458,747	457,466
NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 459 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of March 31, 2013, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Sales
Electric Operations sales quantities for the three months ended March 31, 2013 were 4,199.4 gwh, an increase of 73.8 gwh compared to the same period in 2012. The 1.8% increase is primarily attributable to an increase in residential and wholesale usage.
Net Revenues
Net revenues were $252.7 million for the first quarter of 2013, an increase of $15.7 million from the same period in 2012. The increase in net revenues is due primarily to an increase in environmental cost recovery of $6.6 million due to an increased plant balance eligible for recovery, transmission upgrade revenue of $6.3 million, and $5.7 million due to the effects of weather. These increases were partially offset by a decrease in a RTO recovery mechanism of $3.0 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2013 was a revenue decrease of $7.2 million compared to an decrease of $20.1 million for the three months ended March 31, 2012.
Operating Income
For the first quarter of 2013, Electric Operations reported operating income of $65.2 million, an increase of $19.0 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, and decreased operating expenses. Operating expenses decreased $3.3 million due primarily to lower electric generation costs of $9.1 million as a result of the timing of planned and unplanned outages and decreased MISO fees of $3.0 million. These decreases were partially offset by increased employee and administrative expenses of $3.6 million, a 2012 legal reserve adjustment of $3.1 million and increased depreciation and amortization of $2.3 million as a result of increased capital spend.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

There were no material changes from the legal proceedings disclosed in NiSource's 2012 Annual Report on Form 10-K filed on February 19, 2013.

ITEM 1A.  RISK FACTORS
There were no material changes from the risk factors disclosed in NiSource’s 2012 Annual Report on Form 10-K filed on February 19, 2013.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
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

NiSource Inc.
(Registrant)

Date:	April 30, 2013	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)