Form 10-Q
period 2013-06-30
NISOURCE INC/DE
filed 2013-07-31
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 312,580,862 shares outstanding at July 25, 2013.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2013

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission, L.L.C.
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NEVCO	NiSource Energy Ventures, L.L.C.
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana	Northern Indiana Public Service Company
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
NiSource Midstream	NiSource Midstream Services, L.L.C.
Pennant	Pennant Midstream, L.L.C.

Abbreviations
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
BNS	Bank of Nova Scotia
Board	Board of Directors
BPAE	BP Alternative Energy North America, Inc.
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.

DEFINED TERMS (continued)

BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CERCLA	Comprehensive Environmental Response, Compensation and
Liability Act (also known as Superfund)
CSAPR	Cross-State Air Pollution Rule
Day 2
Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DPU	Department of Public Utilities
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IDEM	Indiana Department of Environmental Management
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
Mcf	Thousand cubic feet
MMcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station

DEFINED TERMS (continued)

Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PM	Particulate matter
PNC	PNC Bank, N.A.
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland, PLC
RCRA	Resource Conservation and Recovery Act
RDAF	Revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TIRF	Targeted Infrastructure Reinvestment Factor
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Net Revenues
Gas Distribution	$393.3	$282.6	$1,285.5	$1,156.3
Gas Transportation and Storage	366.5	356.2	835.0	765.4
Electric	384.5	377.1	761.8	729.7
Other	68.0	22.9	124.3	35.6
Gross Revenues	1,212.3	1,038.8	3,006.6	2,687.0
Cost of Sales (excluding depreciation and amortization)	359.9	238.8	1,047.6	866.2
Total Net Revenues	852.4	800.0	1,959.0	1,820.8
Operating Expenses
Operation and maintenance	452.9	391.1	908.3	792.0
Depreciation and amortization	143.3	147.3	286.9	292.7
Gain on sale of assets, net	(0.2)	(1.5)	(0.4)	(3.1)
Other taxes	70.9	66.6	157.7	153.4
Total Operating Expenses	666.9	603.5	1,352.5	1,235.0
Equity Earnings in Unconsolidated Affiliates	8.0	8.5	15.1	16.2
Operating Income	193.5	205.0	621.6	602.0
Other Income (Deductions)
Interest expense, net	(102.0)	(103.2)	(200.6)	(206.5)
Other, net	13.3	2.8	17.4	3.1
Total Other Deductions	(88.7)	(100.4)	(183.2)	(203.4)
Income from Continuing Operations before Income Taxes	104.8	104.6	438.4	398.6
Income Taxes	32.7	36.3	150.9	138.2
Income from Continuing Operations	72.1	68.3	287.5	260.4
(Loss) Income from Discontinued Operations - net of taxes	(0.4)	1.1	8.3	2.4
Gain on Disposition of Discontinued Operations - net of taxes	—	—	36.4	—
Net Income	$71.7	$69.4	$332.2	$262.8
Basic Earnings Per Share
Continuing operations	$0.23	$0.25	$0.92	$0.92
Discontinued operations	—	—	0.14	0.01
Basic Earnings Per Share	$0.23	$0.25	$1.06	$0.93
Diluted Earnings Per Share
Continuing operations	$0.23	$0.23	$0.92	$0.88
Discontinued operations	—	—	0.14	0.01
Diluted Earnings Per Share	$0.23	$0.23	$1.06	$0.89
Dividends Declared Per Common Share	$0.25	$0.24	$0.73	$0.70
Basic Average Common Shares Outstanding	312.2	284.4	311.7	283.6
Diluted Average Common Shares	313.2	295.8	312.6	294.6
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2013	2012	2013	2012
Net Income	$71.7	$69.4	$332.2	$262.8
Other comprehensive income (loss)
Net unrealized (loss) gain on available-for-sale securities(1)	(2.9)	0.3	(3.3)	(2.5)
Net unrealized gain on cash flow hedges(2)	0.5	0.9	1.4	1.9
Unrecognized pension benefit and OPEB costs(3)	2.7	0.7	5.4	1.3
Total other comprehensive income	0.3	1.9	3.5	0.7
Total Comprehensive Income	$72.0	$71.3	$335.7	$263.5

(1)
Net unrealized (loss) gain on available-for-sale securities, net of $1.7 million tax benefit and $0.2 million tax expense in the second quarter of 2013 and 2012, respectively, and $1.8 million tax benefit for the first six months of 2013 and 2012.

(2)
Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.3 million and $0.6 million tax expense in the second quarter of 2013 and 2012, and $0.9 million and $1.2 million tax expense for the first six months of 2013 and 2012, respectively.

(3)
Unrecognized pension benefit and OPEB costs, net of $1.8 million and $0.3 million tax expense in the second quarter of 2013 and 2012, respectively, and $3.5 million and $0.8 million tax expense for the first six months of 2013 and 2012, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2013	December 31, 2012
ASSETS
Property, Plant and Equipment
Utility Plant	$22,346.0	$21,642.3
Accumulated depreciation and amortization	(9,169.7)	(8,986.4)
Net utility plant	13,176.3	12,655.9
Other property, at cost, less accumulated depreciation	297.6	260.0
Net Property, Plant and Equipment	13,473.9	12,915.9
Investments and Other Assets
Unconsolidated affiliates	279.4	243.3
Other investments	189.1	194.4
Total Investments and Other Assets	468.5	437.7
Current Assets
Cash and cash equivalents	44.5	36.3
Restricted cash	29.3	46.8
Accounts receivable (less reserve of $32.2 and $24.0, respectively)	716.5	907.3
Income tax receivable	6.4	130.9
Gas inventory	266.0	326.6
Underrecovered gas and fuel costs	0.6	45.0
Materials and supplies, at average cost	114.9	97.4
Electric production fuel, at average cost	38.8	71.7
Price risk management assets	39.6	92.2
Exchange gas receivable	81.1	51.5
Assets of discontinued operations and assets held for sale	—	26.7
Regulatory assets	145.5	162.8
Prepayments and other	224.4	357.2
Total Current Assets	1,707.6	2,352.4
Other Assets
Price risk management assets	33.9	56.0
Regulatory assets	1,902.2	2,024.4
Goodwill	3,666.2	3,677.3
Intangible assets	281.2	286.6
Deferred charges and other	88.1	94.4
Total Other Assets	5,971.6	6,138.7
Total Assets	$21,621.6	$21,844.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 312,420,078 and 310,280,867 shares outstanding, respectively	$3.1	$3.1
Additional paid-in capital	4,646.0	4,597.6
Retained earnings	1,164.1	1,059.6
Accumulated other comprehensive loss	(62.0)	(65.5)
Treasury stock	(48.5)	(40.5)
Total Common Stockholders’ Equity	5,702.7	5,554.3
Long-term debt, excluding amounts due within one year	7,616.7	6,819.1
Total Capitalization	13,319.4	12,373.4
Current Liabilities
Current portion of long-term debt	70.7	507.2
Short-term borrowings	377.7	776.9
Accounts payable	393.0	538.9
Dividends payable	78.1	—
Customer deposits and credits	164.7	269.6
Taxes accrued	202.1	235.5
Interest accrued	125.2	133.7
Overrecovered gas and fuel costs	64.6	22.1
Price risk management liabilities	47.5	95.2
Exchange gas payable	126.3	146.2
Deferred revenue	5.1	42.8
Regulatory liabilities	80.0	171.6
Accrued liability for postretirement and postemployment benefits	6.1	6.1
Liabilities of discontinued operations and liabilities held for sale	—	3.9
Legal and environmental reserves	43.1	42.2
Other accruals	283.8	309.7
Total Current Liabilities	2,068.0	3,301.6
Other Liabilities and Deferred Credits
Price risk management liabilities	5.0	20.3
Deferred income taxes	3,062.7	2,953.3
Deferred investment tax credits	22.9	24.8
Deferred credits	92.1	84.1
Noncurrent deferred revenue	37.2	—
Accrued liability for postretirement and postemployment benefits	1,020.3	1,107.3
Regulatory liabilities and other removal costs	1,610.5	1,593.3
Asset retirement obligations	167.1	160.4
Other noncurrent liabilities	216.4	226.2
Total Other Liabilities and Deferred Credits	6,234.2	6,169.7
Commitments and Contingencies (Refer to Note 17)	—	—
Total Capitalization and Liabilities	$21,621.6	$21,844.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2013	2012
Operating Activities
Net Income	$332.2	$262.8
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	286.9	292.7
Net changes in price risk management assets and liabilities	4.1	(20.1)
Deferred income taxes and investment tax credits	167.4	129.0
Deferred revenue	(0.4)	(2.2)
Stock compensation expense and 401(k) profit sharing contribution	23.0	19.7
Gain on sale of assets	(0.4)	(3.1)
Income from unconsolidated affiliates	(15.2)	(14.9)
Gain on disposition of discontinued operations - net of tax	(36.4)	—
Income from discontinued operations - net of taxes	(8.3)	(2.4)
Amortization of debt related costs	4.6	4.7
AFUDC equity	(8.0)	(3.0)
Distributions of earnings received from equity investees	12.3	17.2
Changes in Assets and Liabilities:
Accounts receivable	194.5	304.4
Income tax receivable	124.5	0.2
Inventories	73.2	133.6
Accounts payable	(119.2)	(147.5)
Customer deposits and credits	(104.9)	(111.7)
Taxes accrued	(45.4)	(34.8)
Interest accrued	(8.5)	4.7
Overrecovered gas and fuel costs	86.9	54.1
Exchange gas receivable/payable	(49.4)	(44.7)
Other accruals	(33.3)	(92.8)
Prepayments and other current assets	36.2	35.2
Regulatory assets/liabilities	40.9	7.3
Postretirement and postemployment benefits	(79.3)	(12.6)
Deferred credits	9.5	8.5
Deferred charges and other noncurrent assets	5.2	(18.3)
Other noncurrent liabilities	(9.4)	(1.1)
Net Operating Activities from Continuing Operations	883.3	764.9
Net Operating Activities from Discontinued Operations	11.2	6.9
Net Cash Flows from Operating Activities	894.5	771.8
Investing Activities
Capital expenditures	(801.7)	(617.9)
Proceeds from disposition of assets	0.7	2.2
Restricted cash withdrawals	17.4	75.9
Contributions to equity investees	(32.7)	(7.6)
Other investing activities	(23.6)	(19.9)
Net Investing Activities used for Continuing Operations	(839.9)	(567.3)
Net Investing Activities from (used for) Discontinued Operations	121.8	(1.6)
Net Cash Flows used for Investing Activities	(718.1)	(568.9)
Financing Activities
Issuance of long-term debt	815.3	991.4
Retirement of long-term debt	(451.0)	(7.8)
Premiums and other debt related costs	—	(3.4)
Change in short-term borrowings, net	(399.2)	(1,031.4)
Issuance of common stock	24.1	30.0
Acquisition of treasury stock	(7.9)	(10.0)
Dividends paid - common stock	(149.5)	(130.4)
Net Cash Flows used for Financing Activities	(168.2)	(161.6)
Change in cash and cash equivalents (used for) from continuing operations	(124.8)	36.0
Cash contributions from discontinued operations	133.0	5.3
Cash and cash equivalents at beginning of period	36.3	11.5
Cash and Cash Equivalents at End of Period	$44.5	$52.8
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

2.    Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-10 which amends ASC 815 to include the Fed Funds Effective Swap Rate as an appropriate benchmark interest rate in the accounting for fair value and cash flow hedges in the United States, in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. Additionally, entities are no longer prohibited from using different benchmark interest rates for similar hedges except in rare and justifiable circumstances. The ASU applies prospectively to qualifying new hedging relationships entered into on or after July 17, 2013, or to hedging relationships redesignated on or after that date. NiSource is currently reviewing the provisions of the new standard to determine the impact on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

In July 2013, the FASB issued ASU 2013-11, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. The ASU is effective for annual periods beginning after December 15, 2013, and interim periods within those annual periods. NiSource is currently reviewing the provisions of the new standard to determine the impact on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited) but expects that the ASU will not have a material impact.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Denominator
Basic average common shares outstanding	312,177	284,370	311,652	283,648
Dilutive potential common shares:
Stock options	171	201	156	157
Shares contingently issuable under employee stock plans	350	284	327	270
Shares restricted under stock plans	471	620	466	607
Forward agreements	—	10,292	—	9,921
Diluted Average Common Shares	313,169	295,767	312,601	294,603

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
There were no assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at June 30, 2013.
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
Results from discontinued operations are provided in the following table. These results are primarily from NiSource's Retail Services business, a settlement at NiSource's former exploration and production subsidiary, CER, and Columbia Propane. For additional information regarding the settlement refer to Note 17-B, “Other Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Revenues from Discontinued Operations	$—	$9.8	$—	$20.3
(Loss) Income from discontinued operations	(0.7)	1.9	13.4	4.1
Income tax (benefit) expense	(0.3)	0.8	5.1	1.7
(Loss) Income from Discontinued Operations - net of taxes	$(0.4)	$1.1	$8.3	$2.4
Gain on Disposition of Discontinued Operations - net of taxes	$—	$—	$36.4	$—

5.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities and other removal costs” on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Changes in NiSource’s liability for asset retirement obligations for the six months ended June 30, 2013 and 2012 are presented in the table below:

(in millions)	2013	2012
Balance as of January 1,	$160.4	$146.4
Accretion expense	0.6	0.5
Accretion recorded as a regulatory asset/liability	4.4	4.3
Additions	3.0	—
Settlements	(0.6)	(1.5)
Change in estimated cash flows	(0.7)	—
Balance as of June 30,	$167.1	$149.7

6.    Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On June 18, 2013, Northern Indiana, the OUCC and other customer stakeholder groups filed a unanimous agreement with the IURC to extend Northern Indiana's 2010 natural gas customer rate settlement through 2020. A decision on the filing is expected by the end of 2013.
On April 15, 2013, Columbia of Ohio filed an application that seeks authority to reduce its Percentage of Income Payment Plan Rider. This revised rate, which will result in an annual reduction of revenues by approximately $6.7 million, became effective May 31, 2013.
On April 15, 2013, Columbia of Ohio filed an application to reduce its Uncollectible Expense Rider by $16.5 million. On May 29, 2013, the PUCO issued an Entry that approved the revised Uncollectible Expense Rider.
On April 1, 2013, Columbia of Ohio filed an application that seeks authority to recover the $8.2 million base chip transition cost currently deferred. The parties have filed comments and are awaiting a ruling from the PUCO.

On December 24, 2012, Columbia of Ohio filed an application for authority to continue its capital expenditure program in 2013 and succeeding years, and for the authority to defer the related post in-service carrying charges, depreciation expense, and property taxes on the assets of the capital expenditure program placed into service in 2013. The corresponding expenditures are expected to total approximately $8.0 million in 2013. Comments have been filed and the parties are awaiting a PUCO ruling.

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

On May 29, 2013, Columbia of Kentucky filed an application with the Kentucky PSC requesting an increase of approximately $16.6 million in base rate revenues, the use of a forecasted test period and a revenue normalization adjustment to recognize changes in customer usage not included in Columbia of Kentucky's current weather normalization adjustment. The parties are engaged in discovery, and a hearing will likely be scheduled for the fourth quarter of 2013. If approved, new rates are expected to go into effect January 2014.

On September 28, 2012, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $77.3 million annually and providing three options for residential rate design in order to mitigate revenue volatility associated with usage based rates. Columbia of Pennsylvania is the first utility in Pennsylvania to seek Pennsylvania PUC approval to design rates to recover costs that are projected to be incurred after the implementation of those new rates, as recently authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. Accordingly, Columbia of Pennsylvania's filing sought to implement rates in July 2013 under which Columbia of Pennsylvania would immediately begin to recover costs that are projected for the twelve-month period ending June 30, 2014. On March 15, 2013, the parties to the rate case filed a joint petition formally seeking Pennsylvania PUC approval of a settlement that features a revenue increase of $55.3 million annually and the implementation of a Weather Normalization Adjustment, whereby residential charges will be adjusted in the event of winter

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

temperatures that deviate from historic norms by plus or minus five percent. The Pennsylvania PUC issued an order approving the settlement on May 23, 2013, and new rates went into effect July 1, 2013.
On July 3, 2013, the VSCC issued an order approving an amendment to Columbia of Virginia's infrastructure tracking mechanism pursuant to the Steps to Advance Virginia's Energy (“SAVE”) Plan Act. Columbia of Virginia's five year SAVE Plan provides for recovery of costs associated with the accelerated replacement of certain facilities designed to improve system safety or reliability through a rate rider. The amendment increases authorized annual investments by $5 million from 2013 through 2016, to $25 million per year. In addition, the amendment expands the types of infrastructure eligible for the tracking mechanism and affords Columbia of Virginia additional flexibility with respect to annual and total plan limitations on expenditures.

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
On February 27, 2013, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of approximately $5.3 million annually and seeking to implement a residential Revenue Normalization Adjustment in order to decouple revenues from customer usage and seeking to recover costs for environmental remediation associated with a former manufactured gas plant operated by a Columbia of Maryland predecessor in Hagerstown, Maryland. The Maryland Office of Peoples Counsel has opposed recovery of the cost to acquire and remediate impacted property that is adjacent to the service center. Commission Staff has recommended that Columbia of Maryland recover half of the cost to acquire and remediate the adjacent property. Hearings were held in June 2013, with new rates expected to take effect on September 25, 2013.

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

Columbia Pipeline Group (formerly known as Gas Transmission and Storage) Operations Regulatory Matters

Columbia Transmission Customer Settlement. On January 24, 2013, the FERC approved the Columbia Transmission Customer Settlement (the "Settlement"). In March 2013, Columbia Transmission paid $88.1 million in refunds to customers pursuant to the Settlement with its customers in conjunction with its comprehensive interstate natural gas pipeline modernization program. The refunds were made as part of the Settlement, which included a $50.0 million refund to max rate contract customers and a base rate reduction retroactive to January 1, 2012. Columbia Transmission expects to invest approximately $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The Settlement with firm customers includes an initial five-year term with provisions for potential extensions thereafter.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Settlement also provides for a depreciation rate reduction to 1.5% and elimination of negative salvage rate effective January 1, 2012 and for a second base rate reduction, which begins January 1, 2014, that equates to approximately $25 million in revenues annually thereafter.

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

Chesapeake, Virginia LNG Facility Modernization. In connection with long-term extensions of their expiring service agreements, the three customers of Columbia Transmission's Chesapeake, Virginia LNG peaking facility agreed to fund upgrades to modernize the facility. Under the settlement, Columbia Transmission will invest approximately $30 million to upgrade the facility and each customer will extend its contract for 15 years. The settlement was filed with the FERC on February 28, 2013 and approved without modification on June 3, 2013. The project's first phase is scheduled to be complete in the fourth quarter of 2013.

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

Electric Operations Regulatory Matters

Significant Rate Developments. As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making investments in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued orders approving construction work in progress in rate base and abandoned plant cost recovery requested by Northern Indiana, for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing Northern Indiana's request to transition to forward looking rates, allowing more timely recovery of Northern Indiana's investment in transmission assets. Northern Indiana began recording revenue in the first quarter of 2013 calculated by the FERC's forward looking rate, based on an average construction work in progress balance of $19.8 million. For the six months ended June 30, 2013 revenue of $1.5 million was recorded.

On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560 into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. The cost recovery mechanism is referred to as a Transmission, Distribution and Storage System Improvement Charge or "TDSIC." Provisions of the TDSIC require that, among other things, requests for recovery include a seven year plan of eligible investments.  Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  Recoverable costs include a return on and of the investment, including AFUDC, post in service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in Northern Indiana's next general rate case.  The periodic rate adjustment mechanism is capped at an

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

annual increase of no more than two percent in total retail revenues.  On July 19, 2013, Northern Indiana filed its electric TDSIC with the IURC. The filing included the seven year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020.

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

On April 24, 2013, the IURC issued an order on ECR-21 approving Northern Indiana's request to begin earning a return on net capital expenditures of $376.4 million.

7.    Risk Management Activities
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
For its commodity price risk programs, NiSource has elected not to net the fair value amounts of its derivative instruments or the fair value amounts recognized for its right to receive or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the obligation to return cash collateral within “Other accruals” on the Condensed Consolidated Balance Sheets (unaudited).
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
Northern Indiana, Columbia of Pennsylvania, Columbia of Kentucky and Columbia of Virginia use NYMEX futures and NYMEX options to minimize risk associated with gas price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of the companies’ GCR or FAC mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
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
NiSource is in the process of winding down its unregulated natural gas marketing business, where gas financial contracts are utilized to economically hedge expected future gas purchases associated with forward gas agreements. These financial contracts, as well as the associated forward physical sales contracts, are derivatives and are marked-to-market with all associated gains and losses recognized to income. NiSource established a reserve of $0.3 million and $0.7 million against certain derivatives as of June 30, 2013 and December 31, 2012, respectively. This amount represents reserves related to the creditworthiness of certain customers, fair value of future cash flows, and the cost of maintaining significant amounts of restricted cash. The physical sales contracts marked-to-market had a fair value of approximately $14.7 million at June 30, 2013, and $35.4 million at December 31, 2012, while the financial derivative contracts marked-to-market had a fair value loss of $15.0 million at June 30, 2013, and $33.2 million at December 31, 2012.
Commodity price risk program derivative contracted gross volumes are as follows:

	June 30, 2013	December 31, 2012
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	23.9	26.3
Price Protection Service program derivatives (MMDth)	0.7	1.2
DependaBill program derivatives (MMDth)	0.2	0.3
Gas marketing program derivatives (MMDth)(1)	3.9	9.1
Gas marketing forward physical derivatives (MMDth)(2)	3.8	8.4
Electric energy program FTR derivatives (mw)	3,026.7	8,927.3
(1)Basis contract volumes not included in the above table were 3.5 MMDth and 8.2 MMDth as of June 30, 2013 and December 31, 2012, respectively.
(2)Basis contract volumes not included in the above table were 4.0 MMDth and 9.2 MMDth as of June 30, 2013 and December 31, 2012, respectively.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of June 30, 2013, NiSource had $7.4 billion of outstanding fixed rate debt, of which $500 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the six months ended June 30, 2013 and 2012.
On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties which will expire on July 15, 2014. NiSource Finance receives payments based upon a fixed 5.40% interest rate and pays a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps.
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from AOCI to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of June 30, 2013, AOCI includes $9.0 million related to forward starting interest rate swap settlement, net of tax. These derivative contracts are accounted for as a cash flow hedge.
As of June 30, 2013, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

remaining unrecognized loss associated with settled interest rate swaps is $18.2 million, net of tax, as of June 30, 2013. Millennium is amortizing the losses related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Condensed Statements of Consolidated Income (unaudited).
NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

Asset Derivatives (in millions)	June 30, 2013	December 31, 2012
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$—	$—
Price risk management assets (noncurrent)	30.9	40.4
Total derivatives designated as hedging instruments	$30.9	$40.4
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$39.6	$92.2
Price risk management assets (noncurrent)	3.0	15.6
Total derivatives not designated as hedging instruments	$42.6	$107.8
Total Asset Derivatives	$73.5	$148.2

Liability Derivatives (in millions)	June 30, 2013	December 31, 2012
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$—	$0.1
Price risk management liabilities (noncurrent)	—	—
Total derivatives designated as hedging instruments	$—	$0.1
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$47.5	$95.1
Price risk management liabilities (noncurrent)	5.0	20.3
Total derivatives not designated as hedging instruments	$52.5	$115.4
Total Liability Derivatives	$52.5	$115.5

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

Offsetting of Derivative Assets (in millions)
As of June 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A	$27.9	$—	$27.9	$(27.9)	$—

Counterparty B	0.2	—	0.2	(9.5)	(9.3)

Other (1)	45.4	—	45.4	—	45.4

Total	$73.5	$—	$73.5	$(37.4)	$36.1

Offsetting of Derivative Liabilities (in millions)
As of June 30, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A	$(41.9)	$—	$(41.9)	$27.9	$(14.0)

Counterparty B	(9.5)	—	(9.5)	9.5	—

Other (1)	(1.1)	—	(1.1)	—	(1.1)

Total	$(52.5)	$—	$(52.5)	$37.4	$(15.1)

Offsetting of Derivative Assets (in millions)
As of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A	$71.8	$—	$71.8	$(71.8)	$—

Counterparty B	0.9	—	0.9	(0.9)	—

Other (1)	75.5	—	75.5	—	75.5

Total	$148.2	$—	$148.2	$(72.7)	$75.5

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
The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:
Derivatives in Cash Flow Hedging Relationships

Three Months Ended (in millions)
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Commodity price risk programs	$(0.1)	$0.3	Cost of Sales	$—	$(0.2)
Interest rate risk activities	—	0.4	Interest expense, net	(0.4)	(0.7)
Total	$(0.1)	$0.7		$(0.4)	$(0.9)

Six Months Ended (in millions)
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Commodity price risk programs	$—	$0.6	Cost of Sales	$0.1	$(0.8)
Interest rate risk activities	—	0.8	Interest expense, net	(0.8)	(1.3)
Total	$—	$1.4		$(0.7)	$(2.1)

There was no income statement recognition of gains or losses for the ineffective portion and amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships for the three and six months ended June 30, 2013 and 2012.
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately zero.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Derivatives in Fair Value Hedging Relationships

Three Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		June 30, 2013	June 30, 2012
Interest rate risk activities	Interest expense, net	$0.2	$0.8
Total		$0.2	$0.8

Six Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		June 30, 2013	June 30, 2012
Interest rate risk activities	Interest expense, net	$(9.5)	$(8.2)
Total		$(9.5)	$(8.2)

Three Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Loss Recognized in Income on Related Hedged Item	Amount of Loss Recognized in Income on Related Hedged Items
		June 30, 2013	June 30, 2012
Fixed-rate debt	Interest expense, net	$(0.2)	$(0.8)
Total		$(0.2)	$(0.8)

Six Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		June 30, 2013	June 30, 2012
Fixed-rate debt	Interest expense, net	$9.5	$8.2
Total		$9.5	$8.2
Derivatives not designated as hedging instruments

Three Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		June 30, 2013	June 30, 2012
Commodity price risk programs	Gas Distribution revenues	$(0.1)	$(0.1)
Commodity price risk programs	Other revenues	10.8	7.7
Commodity price risk programs	Cost of Sales	(3.0)	9.6
Total		$7.7	$17.2
* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $7.6 million and $4.7 million for the three months ended June 30, 2013 and 2012, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		June 30, 2013	June 30, 2012
Commodity price risk programs	Gas Distribution revenues	$—	$0.3
Commodity price risk programs	Other revenues	22.8	6.0
Commodity price risk programs	Cost of Sales	(21.5)	(11.5)
Total		$1.3	$(5.2)
* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, losses of $1.0 million and $15.1 million for the six months ended June 30, 2013 and 2012, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

NiSource’s derivative instruments measured at fair value as of June 30, 2013 and December 31, 2012 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $0.8 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $27.7 million and $45.7 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2013 and December 31, 2012, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.    Fair Value Disclosures

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2013 and December 31, 2012:

Recurring Fair Value Measurements June 30, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$14.6	$—	$14.6
Financial price risk programs	27.6	0.4	—	28.0
Interest rate risk activities	—	30.9	—	30.9
Available-for-sale securities	22.4	86.2	—	108.6
Total	$50.0	$132.1	$—	$182.1
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$—	$—	$—
Financial price risk programs	51.3	0.2	1.0	52.5
Total	$51.3	$0.2	$1.0	$52.5

Recurring Fair Value Measurements December 31, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$35.4	$—	$35.4
Financial price risk programs	71.5	0.8	0.1	72.4
Interest rate risk activities	—	40.4	—	40.4
Available-for-sale securities	27.4	84.4	—	111.8
Total	$98.9	$161.0	$0.1	$260.0
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$—	$—	$—
Financial price risk programs	115.0	0.5	—	115.5
Total	$115.0	$0.5	$—	$115.5
Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2013 and December 31, 2012, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
To determine the fair value of derivatives associated with NiSource’s unregulated natural gas marketing business, certain reserves were calculated. These reserves were primarily determined by evaluating the credit worthiness of certain customers, fair value of future cash flows, and the cost of maintaining restricted cash. Refer to Note 7, “Risk Management Activities” for additional information on price risk assets.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at June 30, 2013 and December 31, 2012 were:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, June 30, 2013
U.S. Treasury	$27.5	$0.4	$(0.8)	$27.1
Corporate/Other	82.2	0.9	(1.6)	81.5
Total Available-for-sale debt securities	$109.7	$1.3	$(2.4)	$108.6
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2012
U.S. Treasury	$31.1	$1.5	$—	$32.6
Corporate/Other	76.8	2.5	(0.1)	79.2
Total Available-for-sale debt securities	$107.9	$4.0	$(0.1)	$111.8
For the three months ended June 30, 2013 and 2012, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.2 million and $0.2 million, respectively. For the three months ended June 30, 2013 and 2012, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.1 million and zero, respectively.
For the six months ended June 30, 2013 and 2012, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2013 and 2012, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.3 million and $0.1 million, respectively.
The cost of maturities sold is based upon specific identification. At June 30, 2013, approximately $0.4 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At June 30,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2013, approximately $4.0 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012.

Non-recurring Fair Value Measurements. In January 2013, NiSource sold the service plan and leasing business lines of its Retail Services business. The disposed business lines were included in the Columbia Distributions Operations reporting unit and the Northern Indiana Gas Distribution Operations reporting unit. Goodwill associated with the disposed business lines was included in the carrying amount of the business lines in determining the gain on disposal. The amount of the goodwill included in the carrying amount was based on the relative fair values of the business lines disposed of and the portion of the reporting units that were retained. The fair value of the disposed business lines was determined by using the selling price of the business lines. The fair value of the reporting units that were retained was determined by a weighted average of income and market approaches. This approach was similar to the process undertaken to calculate the fair value of the reporting units for the goodwill impairment test conducted on May 1, 2012. These approaches are further discussed in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and yield fair values considered to be at Level 3 of the fair value hierarchy. The respective fair value of the disposed business lines was divided by the fair value of the reporting units to which the disposed business lines belonged. These percentages were then applied to those goodwill balances to determine their allocations. As a result of these procedures, NiSource recorded a disposal of goodwill of approximately $11.0 million during the first quarter of 2013. This amount is included within the "Gain on Disposition of Discontinued Operations - net of taxes" on the Condensed Statements of Consolidated Income (unaudited).
There were no significant non-recurring fair value measurements recorded during the six months ended June 30, 2012.
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
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the six months ended June 30, 2013 and 2012, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2013	Estimated Fair Value as of June 30, 2013	Carrying Amount as of Dec. 31, 2012	Estimated Fair Value as of Dec. 31, 2012
Long-term debt (including current portion)	$7,687.4	$8,296.2	$7,326.3	$8,389.0
9.    Transfers of Financial Assets
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, entered into on October 19, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. Prior to this agreement with BTMU and BNS, CGORC was party to a series of agreements with BTMU and RBS which dated from October 23, 2009 until its amendment on October 19, 2012. The maximum seasonal program limit under the terms of the new agreement remains at $240 million. The agreement expires on October 18, 2013, and can be renewed if mutually agreed to by all parties. As of June 30, 2013, $125.1 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with PNC and Mizuho entered into on August 29, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by PNC and Mizuho. Prior to this agreement with PNC and Mizuho, NARC was party to a series of agreements with RBS which dated from October 23, 2009 until its amendment on August 29, 2012. The maximum seasonal program limit under the terms of the new agreement, which expires on August 28, 2013, is $200 million, and can be further renewed if mutually agreed to by all parties. As of June 30, 2013, $125.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 13, 2013, the agreement was renewed, having a new scheduled termination date of March 12, 2014, and can be further renewed if mutually agreed to by both parties. As of June 30, 2013, $10.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2013 and December 31, 2012 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	June 30, 2013	December 31, 2012
Gross Receivables	$455.1	$525.3
Less: Receivables not transferred	195.0	292.0
Net receivables transferred	$260.1	$233.3
Short-term debt due to asset securitization	$260.1	$233.3
For the three months ended June 30, 2013 and 2012, $0.6 million and $0.9 million of fees associated with the securitization transactions were recorded as interest expense, respectively. For the six months ended June 30, 2013 and 2012, fees of $1.5 million and $2.0 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

10.    Goodwill Assets

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource's goodwill assets as of June 30, 2013 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations' goodwill assets at June 30, 2013 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $17.8 million.

NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2012 goodwill test. The test indicated that the fair value of each of the reporting units that carry or are allocated goodwill substantially exceeded their carrying values, indicating that no impairment existed under the step 1 annual impairment test.
In September 2011, FASB issued Accounting Standards Update 2011-08, which allows entities testing goodwill for impairment the option of performing a qualitative ("step 0") assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If a step 0 assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that based on the qualitative step 0 assessment that it is more likely than not that its fair value is less than its carrying amount. The update was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

NiSource applied this guidance for its 2013 annual test and applied the qualitative step 0 analysis to its reporting units for the annual impairment test performed as of May 1, 2013.

For the current year qualitative step 0 test performed as of May 1, 2013, NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units in its base line May 1, 2012 test. The results of this assessment indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values and no impairments are necessary.

NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment testing during the second quarter.

During the first quarter of 2013, as part of the sale of the service plan and leasing business lines of its Retail Services business, NiSource allocated $10.0 million of goodwill from Columbia Distribution Operations to the sale and allocated $1.0 million of goodwill from Northern Indiana Gas Distribution Operations to the sale. Refer to Note 4 "Discontinued Operations and Assets and Liabilities Held for Sale" for more information.

11.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2013 and 2012, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2013 and 2012 were 31.2% and 34.7%, respectively. The effective tax rates for the six months ended June 30, 2013 and 2012 were 34.4% and 34.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

The decrease in the three month effective tax rate of 3.5% in 2013 versus 2012 is due primarily to net state deferred income taxes that were remeasured for changes in future apportioned taxable income. This resulted in a net state income tax benefit of $3.3 million.

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

On March 7, 2013, the congressional Joint Committee on Taxation took no exception to the conclusions reached by the IRS in its 2008-2010 audit examination of NiSource. Therefore, in the first quarter of 2013, NiSource recognized a federal income tax receivable of $15.9 million that was related to the 2008 and 2009 tax years and increases in net operating loss carryforwards of $0.6 million that was related to uncertain tax positions in the 2010-2012 tax years. NiSource received payments of $75.1 million

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

in March 2013 and $70.6 million in April 2013 of principal and interest from the IRS related to the audit examination. The recognition of the receivables and net operating loss carryforwards did not materially affect tax expense or net income.

There were no material changes recorded in the second quarter of 2013 to NiSource's uncertain tax positions as of December 31, 2012.

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
For the six months ended June 30, 2013, NiSource has contributed $7.2 million to its pension plans and $20.2 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following tables provide the components of the plans’ net periodic benefits cost for the three and six months ended June 30, 2013 and 2012:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$9.3	$9.4	$3.0	$2.8
Interest cost	24.3	28.2	8.1	9.3
Expected return on assets	(42.1)	(41.1)	(7.6)	(6.7)
Amortization of transition obligation	—	—	0.1	0.3
Amortization of prior service cost	0.1	0.1	(0.2)	(0.1)
Recognized actuarial loss	19.7	20.3	2.8	2.4
Settlement loss	3.6	—	—	—
Total Net Periodic Benefit Costs	$14.9	$16.9	$6.2	$8.0

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$18.7	$18.8	$6.0	$5.6
Interest cost	48.6	56.4	16.2	18.6
Expected return on assets	(84.5)	(82.2)	(15.2)	(13.4)
Amortization of transition obligation	—	—	0.2	0.6
Amortization of prior service cost	0.2	0.2	(0.4)	(0.2)
Recognized actuarial loss	40.4	40.6	5.6	4.8
Settlement loss	24.3	—	—	—
Total Net Periodic Benefit Costs	$47.7	$33.8	$12.4	$16.0

For the quarters ended June 30, 2013 and 2012, pension and other postretirement benefit cost of approximately $2.3 million and $5.3 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the six months ended June 30, 2013 and 2012, pension and other postretirement benefit cost of approximately $25.8 million and $10.9 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource's regulated businesses.

As of February 28, 2013, it became probable that a NiSource pension plan's lump sum payouts for 2013 would exceed the plan's 2013 service cost plus interest cost and, therefore, settlement accounting was required. A one-time settlement charge of $20.7 million was recorded during the first quarter of 2013. As a result of the settlement, the pension plan was remeasured as of February 28, 2013 resulting in a decrease to the pension benefit obligation, net of plan assets, of $18.6 million, and net decreases to regulatory assets and accumulated other comprehensive loss of $36.1 million and $3.2 million, respectively. During the second quarter of 2013, NiSource continued to apply settlement accounting for the pension plan and recognized an additional settlement charge of $3.6 million. As a result of the additional settlement, the pension plan was remeasured as of May 31, 2013 resulting in a decrease to the pension benefit obligation, net of plan assets, of $30.7 million, and net decreases to regulatory assets and accumulated other comprehensive loss of $30.8 million and $3.5 million, respectively. Net periodic pension benefit cost for 2013 was decreased by $4.6 million as a result of the first and second quarter remeasurements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the key assumptions that were used to calculate the pension benefit obligation and the net periodic benefit cost at the measurement dates of May 31, 2013, February 28, 2013 and December 31, 2012:

	May 31, 2013	February 28, 2013	December 31, 2012
Actuarial Assumptions
Discount Rate	3.75%	3.50%	3.63%
Expected return on assets	8.30%	8.30%	8.30%

13.    Variable Interests and Variable Interest Entities
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
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, Northern Indiana has not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if Northern Indiana is the primary beneficiary. Northern Indiana will continue to request the information required to determine whether Pure Air is a VIE. Northern Indiana has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $6.4 million and $10.7 million for the six months ended June 30, 2013 and 2012, respectively.

14.    Long-Term Debt

On June 3, 2013, Northern Indiana redeemed $18.0 million of 5.20% pollution control bonds.

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

15.    Short-Term Borrowings
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. The program capacity was expanded to $1.5 billion with the addition of RBS as a fifth dealer on February 15, 2013. Commercial paper issuances are supported by available capacity under NiSource’s $1.5 billion unsecured revolving credit facility, which expires in May 2017. At June 30, 2013, NiSource had $117.6 million of commercial paper outstanding.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At June 30, 2013, NiSource had no outstanding borrowings under this facility.
As of June 30, 2013 and December 31, 2012, NiSource had $38.6 million and $36.4 million of stand-by letters of credit outstanding, of which $20.7 million and $18.3 million were under the revolving credit facility, respectively.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $260.1 million and $233.3 million as of June 30, 2013 and December 31, 2012, respectively. Refer to Note 9, “Transfers of Financial Assets,” for additional information.

(in millions)	June 30, 2013	December 31, 2012
Commercial Paper weighted average interest rate of 0.69% and 1.11% at June 30, 2013 and December 31, 2012, respectively.	$117.6	$499.6
Credit facilities borrowings weighted average interest rate of 3.73% at December 31, 2012.	—	44.0
Accounts receivable securitization facility borrowings	260.1	233.3
Total short-term borrowings	$377.7	$776.9
Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

16.    Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the 1994 Plan or the Director Plan. At June 30, 2013, there were 6,742,559 shares reserved for future awards under the Omnibus Plan.
Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $4.4 million and $4.1 million for the three months ended June 30, 2013, and 2012, respectively, as well as related tax benefits of $1.4 million for each period. For the six months ended June 30, 2013, and 2012, stock-based employee compensation expense of $8.7 million and $7.3 million was recognized, respectively, as well as related tax benefits of $3.0 million and $2.5 million, respectively.
As of June 30, 2013, the total remaining unrecognized compensation cost related to nonvested awards amounted to $25.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.
Stock Options. As of June 30, 2013, approximately 0.9 million options were outstanding and exercisable with a weighted average strike price of $22.41. No options were granted during the six months ended June 30, 2013 and 2012. As of June 30, 2013, the aggregate intrinsic value for the options outstanding and exercisable was $5.4 million. During the six months ended June 30, 2013 and 2012, cash received from the exercise of options was $15.3 million and $21.8 million, respectively.
Restricted Stock Units and Restricted Stock. During the six months ended June 30, 2013, NiSource granted 61,651 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of restricted stock units and shares of restricted stock was $1.6 million, based on the average market price of NiSource’s common stock at the date of each

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. If the employee terminates employment before the service conditions lapse due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the shares of restricted stock and restricted stock units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination. As of June 30, 2013, 369,795 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the six months ended June 30, 2013, NiSource granted 664,776 performance shares subject to performance conditions. The grant date fair value of the awards was $15.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2012 and ending on December 31, 2015) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on February 29, 2016 when the shares vest provided the performance criteria are satisfied. In general, if the employee terminates employment before February 29, 2016 due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination. As of June 30, 2013, 1,974,337 nonvested performance shares were granted and outstanding.
Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of June 30, 2013, 145,942 restricted stock units are outstanding to non-employee directors under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of June 30, 2013, 181,106 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the quarters ended June 30, 2013 and 2012, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $7.9 million and $6.9 million, respectively. For the six months ended June 30, 2013 and 2012, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $14.3 million and $12.7 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2013 and the years in which they expire were:

(in millions)	Total	2013	2014	2015	2016	2017	After
Guarantees of subsidiaries debt	$7,135.5	$—	$500.0	$480.0	$291.5	$507.0	$5,357.0
Guarantees supporting commodity transactions of subsidiaries	37.0	11.3	—	25.0	—	—	0.7
Accounts receivable securitization	260.1	260.1	—	—	—	—	—
Lines of credit	117.6	117.6	—	—	—	—	—
Letters of credit	38.6	12.4	10.0	16.2	—	—	—
Other guarantees	131.4	23.6	44.4	3.0	—	—	60.4
Total commercial commitments	$7,720.2	$425.0	$554.4	$524.2	$291.5	$507.0	$5,418.1

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
Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to $37.0 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit and Accounts Receivable Advances. During May 2012, NiSource Finance amended its existing $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital, extending the termination date to May 15, 2017 and also reducing the borrowing costs under the facility. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At June 30, 2013, NiSource had no borrowings under its five-year revolving credit facility, $117.6 million in commercial paper outstanding and $260.1 million outstanding under its accounts receivable securitization agreements. At June 30, 2013, NiSource issued stand-by letters of credit of approximately $38.6 million for the benefit of third parties. See Note 15, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. NiSource has additional purchase and sales agreement guarantees totaling $42.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has on deposit a letter of credit with Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of June 30, 2013.

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
In 2003, the Company divested itself of a certain non-utility subsidiary, which subsequently became involved in litigation around business transactions, some of which predated its sale to a third party. Successors in interest to that third party looked to the Company for indemnification under the Asset Purchase Agreement (“APA") negotiated by the Company at the time of sale. As the litigation wound down and was concluded over the years, the Company advanced settlement and defense costs associated with all claims made in the litigation and reserved its rights to seek reimbursement for claims potentially not within the scope of the indemnities under the APA. Later, the Company looked to the successors in interest to the APA for reimbursement of settlement and defense related charges associated with claims that were not subject to the indemnification provisions in the APA. Ultimately, the amount of claims subject to the indemnities provided for in the APA was the subject of an arbitration claim between the Company and the successors in interest to the APA. In January of 2013, the parties to the arbitration proceeding agreed that the Company would be reimbursed $17.5 million for settlement amounts advanced and defense costs incurred beyond the scope of indemnities under the APA, which has since been paid to the Company in full. This amount was recorded in income from discontinued operations, net of tax, in the first quarter of 2013.
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
As of June 30, 2013 and December 31, 2012, NiSource had recorded reserves of approximately $156.4 million and $160.6 million, respectively, to cover environmental remediation at various sites. The current portion of this reserve is included in "Legal and environmental reserves" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
In the first quarter of 2012, the EPA proposed an output-based carbon standard for new power plants. The standard would, for the first time, set national limits on the amount of carbon emissions allowed from new power plants. This numerical limit places compliance out of reach for coal-fired plants designed without capture and sequestration of carbon dioxide, limiting NiSource's options for future generation growth. In addition, based on authority provided by the Clean Air Act, once the EPA has promulgated a New Source Performance Standard for a new or modified source in a specific source category, regulation of existing sources in specific circumstances is required.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the liability were noted as a result of the refresh completed as of June 30, 2013. The total liability at NiSource related to the facilities subject to remediation was $134.6 million and $132.6 million at June 30, 2013 and December 31, 2012, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Columbia Pipeline Group Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. During the third quarter of 2011, Columbia Transmission completed a study to estimate its future remediation requirements related to the AOC. Columbia Transmission accordingly increased its liability for estimated remediation costs by $25.6 million. Since the third quarter of 2011, Columbia Transmission has been monitoring its liability on a quarterly basis and performed an annual refresh of the study during the second quarter of subsequent years, with no material changes recorded. The total liability at Columbia Transmission related to the facilities subject to remediation was $15.5 million and $21.7 million at June 30, 2013 and December 31, 2012, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be substantially completed in 2015.
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
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $835 million to $865 million, of which approximately $385 million to $415 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.
Sulfur dioxide: In June 2010, the EPA promulgated a revised primary one-hour SO2 NAAQS. In a May 11, 2011, letter to the EPA, the IDEM recommended that all counties containing Northern Indiana coal-fired generating stations are unclassifiable under this standard. Final EPA designations have been postponed indefinitely. Discussion is ongoing regarding the use of modeling for unclassifiable areas. Northern Indiana will continue to monitor developments in these matters but does not anticipate a material impact.
Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including Northern Indiana's, and restricted emission allowance trading programs were scheduled to begin in 2012. In a decision issued on August 21, 2012 the D.C. Circuit Court vacated the CSAPR leaving the CAIR trading program provisions and requirements in place. The EPA subsequently petitioned for a writ of certiorari, and the Supreme Court granted this writ on June 24, 2013. These legal developments do not significantly impact Northern Indiana's current emissions control plans. Northern Indiana utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. Northern Indiana believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow Northern Indiana to meet the emission requirements of CAIR, while a replacement for CSAPR is developed to address the court's decision.

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

On June 7, 2013, the EPA published a proposed rule to amend the effluent limitations guidelines and standards for the Steam Electric Power Generating category. Northern Indiana will continue to monitor this matter but cannot estimate the cost of compliance at this time.
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
On June 21, 2010, the EPA published a proposed rule for regulation of CCRs. The proposal outlines multiple regulatory approaches that the EPA is considering. These proposed regulations could negatively affect Northern Indiana’s ongoing byproduct reuse programs and would impose additional requirements on its management of coal combustion residuals. Northern Indiana will continue to monitor developments in this matter and cannot estimate the cost of compliance at this time.
Other Operations.
Waste
NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with the EPA to address petroleum residue in soil and groundwater.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2013:

Three Months Ended June 30, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2013	$2.2	$(27.7)	$(36.8)	$(62.3)
Other comprehensive income before reclassifications	(2.8)	(0.1)	1.9	(1.0)
Amounts reclassified from accumulated other comprehensive income	(0.1)	0.6	0.8	1.3
Net current-period other comprehensive income	(2.9)	0.5	2.7	0.3
Balance as of June 30, 2013	$(0.7)	$(27.2)	$(34.1)	$(62.0)

Six Months Ended June 30, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2013	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(2.9)	—	3.2	0.3
Amounts reclassified from accumulated other comprehensive income	(0.4)	1.4	2.2	3.2
Net current-period other comprehensive income	(3.3)	1.4	5.4	3.5
Balance as of June 30, 2013	$(0.7)	$(27.2)	$(34.1)	$(62.0)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Equity Investment
As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss at June 30, 2013 of $18.2 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $18.2 million and $18.7 million at June 30, 2013 and December 31, 2012, respectively, is included in gains and losses on cash flow hedges above.

19.    Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. NiSource's Chief Executive Officer is the chief operating decision maker.
At June 30, 2013, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group (formerly known as Gas Transmission and Storage) Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
REVENUES
Gas Distribution Operations
Unaffiliated	$572.4	$443.8	$1,717.3	$1,503.9
Intersegment	—	0.1	0.2	0.3
Total	572.4	443.9	1,717.5	1,504.2
Columbia Pipeline Group Operations
Unaffiliated	242.3	209.5	500.7	442.5
Intersegment	31.5	31.5	74.5	73.9
Total	273.8	241.0	575.2	516.4
Electric Operations
Unaffiliated	384.9	377.2	762.3	730.1
Intersegment	0.2	0.2	0.4	0.4
Total	385.1	377.4	762.7	730.5
Corporate and Other
Unaffiliated	12.7	8.3	26.3	10.5
Intersegment	110.0	115.3	231.7	226.0
Total	122.7	123.6	258.0	236.5
Eliminations	(141.7)	(147.1)	(306.8)	(300.6)
Consolidated Gross Revenues	$1,212.3	$1,038.8	$3,006.6	$2,687.0
Operating Income (Loss)
Gas Distribution Operations	$50.0	$43.4	$284.1	$253.0
Columbia Pipeline Group Operations	88.8	91.5	222.3	230.1
Electric Operations	59.5	70.3	124.7	116.5
Corporate and Other	(4.8)	(0.2)	(9.5)	2.4
Consolidated Operating Income	$193.5	$205.0	$621.6	$602.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in millions)	2013	2012
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$146.5	$105.6
Stock issuance to employee savings plans	14.3	12.4
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$204.5	$197.2
Cash paid for income taxes	6.0	7.0

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
For the six months ended June 30, 2013, NiSource reported income from continuing operations of $287.5 million, or $0.92 per basic share, compared to $260.4 million, or $0.92 per basic share reported for the same period in 2012.
The increase in income from continuing operations was due primarily to the following items:

•
Colder weather in 2013 resulted in an increase in income from continuing operations of $37.0 million compared to the prior year, primarily affecting the Gas Distribution Operations segment. Weather statistics are provided in the Gas Distribution Operations’ segment discussion.

•
Regulatory and service programs at Gas Distributions Operations increased net revenues by $17.4 million primarily due to the impact of the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program and the rate case at Columbia of Massachusetts. Refer to Note 8, “Regulatory Matters,” of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for more information.

•	Other, net increased by $14.3 million primarily due to a gain from insurance proceeds and AFUDC earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Net revenues increased by $13.1 million as a result of environmental cost recovery at Electric Operations due to an increased plant balance eligible for recovery resulting from the electric rate case. Refer to Note 8, “Regulatory Matters,” of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for more information.

These increases to income from continuing operations were partially offset by the following:

•
Employee and administrative expense increased by $27.8 million due primarily to IT support and enhancement projects, increased labor costs due to lower capitalized costs and timing of outages and maintenance.

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
Northern Indiana continued to focus on customer service, reliability and long-term growth and modernization initiatives during the second quarter, while executing on significant environmental investments.

•
In line with the recently passed Senate Bill 560, which allows for the tracking of a variety of infrastructure investments, Northern Indiana filed a seven-year electric infrastructure modernization plan with the IURC on July 19, 2013. The plan, which is projected to have a minimal impact on customer bills, outlines a program of qualifying system modernization projects, with anticipated investment opportunities of more than $1 billion at Northern Indiana's core electric transmission and distribution infrastructure. The 2014 investment is anticipated to be $75.2 million. Northern Indiana is the first utility in Indiana to file its plan with the IURC and intends to begin implementing its outlined investments in early 2014.

•
Northern Indiana plans to file an infrastructure modernization plan for its gas operations later in 2013. The plan will address system modernization and expansion to areas of northern Indiana currently not served.

•
Work continues on Northern Indiana's two electric transmission projects in northern Indiana, which support new jobs, enhance system reliability and offer environmental benefits. Together the projects will involve an investment by Northern Indiana of approximately $500 million. The first project recently completed its second set of public meetings in advance of final route selection scheduled for the third quarter of 2013.

•
Additional construction commenced on the approximately $250 million FGD project at the Michigan City generating station. This project is scheduled for completion by the end of 2015. The more than $500 million FGD project at Northern Indiana's Schahfer generating station remains on schedule and on budget. The units will be placed into service in the fourth quarter of 2013 and in 2014.

•
On June 18, 2013, Northern Indiana, the OUCC and other customer stakeholder groups filed a unanimous agreement with the IURC to extend Northern Indiana's 2010 natural gas customer rate settlement through 2020. A decision on the filing is expected by the end of 2013.

NiSource's Gas Distribution companies continue to deliver strong results from their strategy of aligning long-term infrastructure replacement and enhancement programs with a variety of complementary customer programs and regulatory initiatives.

•
On July 1, 2013, Columbia of Pennsylvania placed new rates into effect following the Pennsylvania PUC's approval of its unanimous 2012 base rate case settlement. The new rates will increase revenues by approximately $55.3 million annually and offer a simplified residential rate design, including a weather normalization adjustment and full recovery of safety-related expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
On May 29, 2013, Columbia of Kentucky filed a base rate case with the Kentucky PSC. The case seeks an annual revenue increase of approximately $16.6 million. It also includes a more modern rate design using a revenue normalization adjustment and supports Columbia of Kentucky's ongoing infrastructure investment plans with timely recovery. The parties are engaged in discovery, and a hearing will likely be scheduled for the fourth quarter of 2013. If approved, new rates are expected to go into effect January 2014.

•
Columbia of Maryland's base rate case remains on schedule with the Maryland PSC. The case requests an annual revenue increase of approximately $5.3 million and includes an updated rate design and support for the recovery of Columbia of Maryland's distribution infrastructure modernization investments. Hearings were held in June 2013, with new rates expected to take effect on September 25, 2013.

•
Columbia of Massachusetts' base rate case remains on schedule with the Massachusetts DPU. The case, which seeks increased annual revenues of $30.1 million, is designed to support Columbia of Massachusetts' expanded infrastructure modernization and replacement plans with timely investment recovery. An order is expected by February 28, 2014, with new rates going into effect on March 1, 2014.

Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.
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

•
Columbia Transmission continues to execute against its system modernization settlement, which was approved by the FERC on January 24, 2013. Initial projects in progress include an 18-mile pipeline replacement and compression modernization project on Line 1570 in southwest Pennsylvania and an approximately $140 million pipeline loop project on Line MB to increase operational reliability in the Baltimore, Maryland area. Columbia Transmission's first-year modernization-related tracker filing will be made by the end of 2013, with recovery projected to begin in February 2014. The settlement covers the initial five years of a modernization program of $4 billion to $5 billion over 10 to 15 years.

•
NiSource Midstream commenced long-term gathering service for XTO Energy, Inc. on the recently completed Big Pine Gathering System. A separate long-term gathering agreement is in place with PennEnergy, with service scheduled to commence later in 2013.

•
The first phase of Pennant's pipeline and processing facilities remains on schedule to begin service by the end of 2013. The $300 million project, for which NiSource shares the investment equally with Hilcorp, involves the construction of 55 miles of 20 inch and 24 inch gathering pipeline facilities and a cryogenic natural gas processing plant with an initial capacity of 200 MMcf per day. An initial phase of the project's gathering system is already in service to support early Utica Shale production from Hilcorp.

•
Millennium placed in service an approximately $45 million compression expansion project, increasing delivery capacity at Millennium's interconnections with Algonquin Gas Transmission to 675,000 Dth per day. A second Millennium growth project, also involving a total investment of approximately $45 million, will increase the pipeline's delivery capacity to 850,000 Dth per day by the end of 2013. NiSource owns a 47.5% interest in Millennium.

•
Columbia Transmission and Columbia Gulf are moving forward with engineering and construction to upgrade and modify facilities to support the West Side Expansion project, which is already partially in service. This approximately $200 million project will reverse the flow of gas on parts of the system to transport approximately 500,000 Dth per day of Marcellus production to Gulf Coast and southeast markets. The project is scheduled to be fully completed by late 2014. Columbia Transmission continues to refine its engineering and construction costs of its $210 million East Side Expansion project, which will transport Marcellus production to markets along the Atlantic seaboard, remains on schedule and is expected to be placed in service during the third quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Columbia Transmission is in the process of upgrading its existing LNG facility in eastern Virginia. The three-phase, three-year project will modernize and upgrade the existing facility at an investment of approximately $30 million. The project's first phase is scheduled to be complete in the fourth quarter of 2013.

Financial Management of the Balance Sheet
At the end of the second quarter, NiSource maintained approximately $1,406.2 million in net available liquidity. Additionally, during the first quarter of 2013, Standard & Poor's reaffirmed NiSource's BBB- credit rating and stable outlook.

On June 3, 2013, Northern Indiana redeemed $18.0 million of 5.20% pollution control bonds.

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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended June 30, 2013
Net Income
NiSource reported net income of $71.7 million, or $0.23 per basic share, for the three months ended June 30, 2013, compared to net income of $69.4 million, or $0.25 per basic share, for the second quarter of 2012. Income from continuing operations was $72.1 million, or $0.23 per basic share, for the three months ended June 30, 2013, compared to income from continuing operations of $68.3 million, or $0.25 per basic share, for the second quarter of 2012. Operating income was $193.5 million, a decrease of $11.5 million from the same period in 2012. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2013 were 312.2 million compared to 284.4 million at June 30, 2012.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended June 30, 2013, were $852.4 million, a $52.4 million increase from the same period last year. This increase in net revenues was primarily due to increased Columbia Pipeline Group Operations’ net revenues of $32.8 million and increased Gas Distribution Operations' net revenues of $29.9 million partially offset by a decrease in Electric Operations' net revenues of $8.9 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $40.5 million. This increase was partially offset by the impacts of the customer settlement at Columbia Transmission, which decreased net revenues by $6.8 million.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $8.1 million for regulatory and service programs, including the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, an increase in residential and commercial usage of $6.4 million, the effects of colder weather of $5.8 million, and increased trackers, which are offset in expense, of $3.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Electric Operations’ net revenues decreased due primarily to the effects of weather of $9.6 million, lower environmental trackers, which are offset in expense, of $6.3 million and higher fuel handling costs of $2.4 million. These factors were partially offset by an increase in environmental cost recovery of $6.5 million due to an increased plant balance eligible for recovery and higher industrial and residential margins of $2.7 million.

Operating Expenses
Operating expenses for the second quarter of 2013 were $666.9 million, an increase of $63.4 million from the 2012 period. This increase was primarily due to higher operation and maintenance expenses of $61.8 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in revenue, of $43.0 million and higher employee and administrative costs of $15.0 million.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $8.0 million during the second quarter of 2013 compared to $8.5 million for the second quarter of 2012. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage, which are integral to the Columbia Pipeline Group Operations’ business.
Other Income (Deductions)
Other Income (Deductions) reduced income by $88.7 million in 2013 compared to a reduction in income of $100.4 million in the prior year. The decrease in deductions is primarily due to an increase in Other, net of $10.5 million in 2013 compared to the same period in 2012. This increase is primarily attributable to a gain from insurance proceeds. Interest expense for the period decreased by $1.2 million resulting from the maturity of $420.3 million of long-term debt in March 2013 and $315.0 million of long-term debt in November 2012, and lower average short-term borrowings partially offset by higher interest expense from the issuance of $750.0 million of long-term debt issued in April 2013, and $750.0 million of long-term debt issued in June 2012.
Income Taxes
Income tax expense for the quarter ended June 30, 2013 was $32.7 million compared to $36.3 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2013 and 2012, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended June 30, 2013 and 2012 were 31.2% and 34.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

The decrease in the three month effective tax rate of 3.5% in 2013 versus 2012 is due primarily to net state deferred income taxes that were remeasured for changes in future apportioned taxable income. This resulted in a net state income tax benefit of $3.3 million.

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

On March 7, 2013, the congressional Joint Committee on Taxation took no exception to the conclusions reached by the IRS in its 2008-2010 audit examination of NiSource. Therefore, in the first quarter of 2013, NiSource recognized a federal income tax receivable of $15.9 million that was related to the 2008 and 2009 tax years and increases in net operating loss carryforwards of $0.6 million that was related to uncertain tax positions in the 2010-2012 tax years. NiSource received payments of $75.1 million in March 2013 and $70.6 million in April 2013 of principal and interest from the IRS related to the audit examination. The recognition of the receivables and net operating loss carryforwards did not materially affect tax expense or net income.

There were no material changes recorded in the second quarter of 2013 to NiSource's uncertain tax positions as of December 31, 2012.
Discontinued Operations
There was a loss of $0.4 million in the second quarter of 2013 from discontinued operations compared to net income of $1.1 million in the second quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Results of Operations
Six Months Ended June 30, 2013
Net Income
NiSource reported net income of $332.2 million, or $1.06 per basic share, for the six months ended June 30, 2013, compared to net income of $262.8 million, or $0.93 per basic share, for the first six months of 2012. Income from continuing operations was $287.5 million, or $0.92 per basic share, for the six months ended June 30, 2013, compared to income from continuing operations of $260.4 million, or $0.92 per basic share, for the first six months of 2012. Operating income was $621.6 million, an increase of $19.6 million from the same period in 2012. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2013 were 311.7 million compared to 283.6 million at June 30, 2012.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2013, were $1,959.0 million, a $138.2 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations' net revenues of $74.6 million, increased Columbia Pipeline Group Operations’ net revenues of $59.6 million and increased Electric Operations' net revenues of $6.8 million.

•
Gas Distribution Operations’ net revenues increased primarily due to the effects of colder weather of $41.0 million, an increase of $17.4 million for regulatory and service programs, including the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and the rate case at Columbia of Massachusetts, increased trackers, which are offset in expense, of $6.5 million, and an increase in residential and commercial usage of $5.9 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $70.3 million, higher commodity and demand revenue of $3.3 million as a result of growth projects placed in service, and a settlement of $2.5 million during the first quarter of 2013. These increases were partially offset by the impacts of the customer settlement at Columbia Transmission, which decreased net revenues by $15.8 million.

•
Electric Operations’ net revenues increased due primarily to an increase in environmental cost recovery of $13.1 million due to an increased plant balance eligible for recovery, transmission upgrade revenue of $6.5 million and higher industrial, residential and commercial margins of $4.7 million. These increases were partially offset by an increase in fuel handling costs of $4.6 million, the effects of weather of $4.0 million, lower environmental trackers, which are offset in expense, of $3.8 million and a decrease in a RTO recovery mechanism of $3.5 million, which is offset in expense.

Operating Expenses
Operating expenses for the six months ended 2013 were $1,352.5 million, an increase of $117.5 million from the 2012 period. This increase was primarily due to higher operation and maintenance expenses of $116.3 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in revenue, of $79.5 million, higher employee and administrative costs of $27.8 million, increased outside services of $8.9 million and a mark-to-market adjustment of corporate owned life insurance assets primarily in the prior year of $6.0 million. These increases were partially offset by lower electric generation costs of $8.5 million as a result of the timing of planned and unplanned outages.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $15.1 million for the six months ended of 2013 compared to $16.2 million for the same period in 2012. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage, which are integral to the Columbia Pipeline Group Operations’ business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Income (Deductions)
Other Income (Deductions) reduced income by $183.2 million in 2013 compared to a reduction in income of $203.4 million in the prior year. The decrease in deductions is primarily due to an increase in Other, net of $14.3 million in 2013 compared to the same period in 2012. This increase is primarily attributable to a gain from insurance proceeds and AFUDC earnings. Interest expense of $200.6 million was recorded in 2013, a decrease of $5.9 million compared to the prior year. The decrease resulted from the maturity of $420.3 million of long-term debt in March 2013 and $315.0 million of long-term debt in November 2012, and lower average short-term borrowings partially offset by higher interest expense from the issuance of $750.0 million of long-term debt in April 2013 and $750.0 million of long-term debt in June 2012.
Income Taxes
Income tax expense for the first six months of 2013 was $150.9 million compared to $138.2 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2013 and 2012, adjusted for tax expense associated with certain discrete items. The effective tax rates for the six months ended June 30, 2013 and 2012 were 34.4% and 34.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.
Discontinued Operations
There was net income of $8.3 million for the first six months of 2013 from discontinued operations compared to net income of $2.4 million in 2012. The increase is primarily the result of a one-time settlement received in the first quarter of 2013. A gain on the disposition of discontinued operations of $36.4 million was recorded during the first quarter of 2013 as a result of the sale of the service plan and leasing business lines of NiSource's Retail Services business.

Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and storage and electric distribution businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its revolving credit facility, commercial paper program and long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2013.
Operating Activities
Net cash from operating activities for the six months ended June 30, 2013 was $894.5 million, an increase of $122.7 million compared to the six months ended June 30, 2012. The increase in net cash from operating activities was primarily due to an increase in working capital from income tax receivables of $124.3 million due to a refund from the IRS received in 2013.
Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $11.3 million to its pension plans and approximately $40.4 million to its postretirement medical and life plans in 2013, which could change depending on market conditions. For the six months ended June 30, 2013, NiSource has contributed $7.2 million to its pension plans and $20.2 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the six months ended June 30, 2013 were $801.7 million, compared to $617.9 million for the comparable period in 2012. This increased spending is mainly due to higher expenditures in the Columbia Pipeline Group Operations segment for various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under its modernization replacement program. Additionally, there were increased expenditures in the Electric Operations segment due primarily to the FGD projects. NiSource projects 2013 capital expenditures to be approximately $2.0 billion.
Restricted cash was $29.3 million and $46.8 million as of June 30, 2013 and December 31, 2012, respectively. The decrease in restricted cash was due to the continued wind-down of NiSource’s unregulated natural gas marketing business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Financing Activities
Long-term Debt.    Refer to Note 14, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.

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
NiSource Finance had no outstanding borrowings under its five-year revolving credit facility at June 30, 2013 and borrowings of $44.0 million at December 31, 2012, at a weighted average interest rate of 3.73%. In addition, NiSource Finance had $117.6 million in commercial paper outstanding at June 30, 2013, at a weighted average interest rate of 0.69% and $499.6 million in commercial paper outstanding at December 31, 2012, at a weighted average interest rate of 1.11%.
As of June 30, 2013 and December 31, 2012, NiSource had $260.1 million and $233.3 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 9, “Transfers of Financial Assets.”
As of June 30, 2013, NiSource had $38.6 million of stand-by letters of credit outstanding of which $20.7 million were under the revolving credit facility. At December 31, 2012, NiSource had $36.4 million of stand-by letters of credit outstanding of which $18.3 million were under the revolving credit facility.
As of June 30, 2013, an aggregate of $1,361.7 million of credit was available under the credit facility.
Sale of Trade Accounts Receivables.    Refer to Note 9, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of accounts receivable.
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

Contractual Obligations.    Refer to Note 11, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for material changes recorded during the six months ended June 30, 2013 to NiSource’s uncertain tax positions recorded as of December 31, 2012.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.1 million and $7.1 million for the three and six months ended June 30, 2013, respectively, and $4.1 million and $8.5 million for the three and six months ended June 30, 2012, respectively.

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
Refer to Note 8, “Fair Value Disclosures,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information on NiSource’s fair value measurements.
Market Risk Measurement
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio. NiSource calculates a one-day VaR at a 95% confidence level for the unregulated gas marketing group that utilizes a variance/covariance methodology. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was zero, $0.1 million and zero, respectively, for the second quarter of 2013. The daily market exposure for the unregulated gas marketing portfolio on an average, high and low basis was zero, $0.1 million and zero, respectively, for the six months ended June 30, 2013. Prospectively, management has set the VaR limit at $0.4 million for gas marketing. Exceeding this limit would result in management actions to reduce portfolio risk.
Refer to Note 7, “Risk Management Activities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of NiSource’s risk management.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has issued guarantees that support up to approximately $37.0 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

NiSource has purchase and sales agreement guarantees totaling $42.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees outstanding. Refer to Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended June 30, 2013.
Recently Issued Accounting Pronouncements
Refer to Note 2, “Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
Dodd-Frank Financial Reform Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter (“OTC”) derivatives markets, requiring OTC transactions in instruments defined as “swaps” under the new regulations to be cleared through a "designated contract market" or "swap execution facility" and cash margins to be posted for those transactions. During 2012, the Commodity Futures Trading Commission (“CFTC”) finalized most of the remaining key regulations under the Act, which started to go into effect in late 2012 in accordance with a schedule promulgated by the CFTC. NiSource is not a “swap dealer”, a “major swap participant” or a “financial entity” as defined under the regulations and, therefore, various exemptions from mandatory clearing and real-time reporting will apply to most of NiSource's swap transactions. While the Act and the new regulations are expected to have some impact on capital markets and derivatives markets generally, NiSource does not expect compliance with the Act to have any material effect on its operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net Revenues
Sales revenues	$572.4	$443.9	$1,717.5	$1,504.2
Less: Cost of gas sold (excluding depreciation and amortization)	239.1	140.5	832.9	694.2
Net Revenues	333.3	303.4	884.6	810.0
Operating Expenses
Operation and maintenance	197.1	177.7	415.5	377.8
Depreciation and amortization	50.1	47.2	98.6	93.3
Gain on sale of assets	(0.1)	—	(0.1)	—
Other taxes	36.2	35.1	86.5	85.9
Total Operating Expenses	283.3	260.0	600.5	557.0
Operating Income	$50.0	$43.4	$284.1	$253.0
Revenues ($ in millions)
Residential	$352.0	$268.2	$1,095.9	$994.7
Commercial	113.2	80.7	383.5	322.4
Industrial	43.6	34.9	108.6	95.2
Off System	77.3	43.8	155.6	78.9
Other	(13.7)	16.3	(26.1)	13.0
Total	$572.4	$443.9	$1,717.5	$1,504.2
Sales and Transportation (MMDth)
Residential	34.8	28.3	166.8	131.2
Commercial	27.0	25.2	102.3	86.4
Industrial	113.4	114.1	246.7	245.4
Off System	18.4	17.2	40.1	30.7
Other	0.2	0.1	0.4	0.2
Total	193.8	184.9	556.3	493.9
Heating Degree Days	563	474	3,482	2,736
Normal Heating Degree Days	599	608	3,491	3,539
% Warmer than Normal	(6)%	(22)%	—%	(23)%
Customers
Residential			3,035,524	3,018,123
Commercial			278,200	276,787
Industrial			7,493	7,732
Other			21	21
Total			3,321,238	3,302,663
NiSource’s Gas Distribution Operations serve approximately 3.3 million customers in seven states: Ohio, Indiana, Pennsylvania, Massachusetts, Virginia, Kentucky and Maryland. The regulated subsidiaries offer both traditional bundled services as well as transportation only for customers that purchase gas from alternative suppliers. The operating results reflect the temperature-sensitive nature of customer demand with 74% of annual residential and commercial throughput affected by seasonality. As a result, segment operating income is higher in the first and fourth quarters reflecting the heating demand during the winter season.

Regulatory Matters
Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the six months ended June 30, 2013 increased from the same period last year primarily due to colder than normal weather compared to prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. In a prior base rate proceeding, Columbia of Pennsylvania implemented a higher fixed residential customer charge. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of June 30, 2013, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the second quarter of 2013 was 6% warmer than normal and 19% colder than the second quarter in 2012.
Weather in the Gas Distribution Operations’ territories for the six months ended June 30, 2013 was normal and 27% colder compared to the same period in 2012.
Throughput
Total volumes sold and transported of 193.8 MMDth for the second quarter of 2013 increased by 8.9 MMDth from the same period last year. This 4.8% increase in volume was primarily attributable to an increase in residential and commercial usage and colder weather.

Total volumes sold and transported of 556.3 MMDth for the six months ended June 30, 2013 increased by 62.4 MMDth from the same period last year. This 12.6% increase in volume was primarily attributable to colder weather compared to the prior year.

Net Revenues
Net revenues for the second quarter of 2013 were $333.3 million, an increase of $29.9 million from the same period in 2012. The increase in net revenues is due primarily to an increase of $8.1 million for regulatory and service programs, including the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, an increase in residential and commercial usage of $6.4 million, the effects of colder weather of $5.8 million, and increased trackers, which are offset in expense, of $3.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2013 was a revenue decrease of $25.8 million and $50.5 million, respectively, compared to a decrease of $1.5 million and $37.7 million for the three and six months ended June 30, 2012, respectively.

Net revenues for the six months ended June 30, 2013 were $884.6 million, an increase of $74.6 million from the same period in 2012. The increase in net revenues is due primarily to the effects of colder weather of $41.0 million, an increase of $17.4 million for regulatory and service programs, including the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and the rate case at Columbia of Massachusetts, increased trackers, which are offset in expense, of $6.5 million, and an increase in residential and commercial usage of $5.9 million.
Operating Income
For the second quarter of 2013, Gas Distribution Operations reported operating income of $50.0 million, an increase of $6.6 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $23.3 million higher than the comparable period reflecting increased employee and administrative expenses of $7.8 million primarily due to IT support and enhancement projects and increased labor costs due to lower capitalized costs, higher other taxes excluding trackers of $3.7 million, increased trackers, which are offset in net revenue, of $3.1 million, an increase of $2.9 million in depreciation due to an increase in capital expenditures and higher environmental costs of $2.2 million.

For the six months ended June 30, 2013, Gas Distribution Operations reported operating income of $284.1 million, an increase of $31.1 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $43.5 million higher than the comparable period reflecting increased employee and administrative expenses of $15.4 million primarily due to IT support and enhancement projects and increased labor costs due to lower capitalized costs, higher outside service costs of $7.0 million, increased trackers, which are offset in net revenue, of $6.5 million, an increase of $5.3 million in depreciation due to an increase in capital expenditures, increased other taxes excluding trackers of $4.5 million and higher environmental costs of $2.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net Revenues
Transportation revenues	$171.6	$179.5	$382.5	$397.6
Storage revenues	48.7	48.7	99.2	98.0
Other revenues	53.5	12.8	93.5	20.8
Total Sales Revenues	273.8	241.0	575.2	516.4
Less: Cost of sales (excluding depreciation and amortization)	0.1	0.1	0.2	1.0
Net Revenues	273.7	240.9	575.0	515.4
Operating Expenses
Operation and maintenance	150.1	111.0	282.7	205.7
Depreciation and amortization	26.5	33.0	52.2	66.0
Loss (Gain) on sale of assets	—	0.1	(0.2)	0.1
Other taxes	16.3	13.8	33.1	29.7
Total Operating Expenses	192.9	157.9	367.8	301.5
Equity Earnings in Unconsolidated Affiliates	8.0	8.5	15.1	16.2
Operating Income	$88.8	$91.5	$222.3	$230.1
Throughput (MMDth)
Columbia Transmission	196.6	210.4	632.4	589.8
Columbia Gulf	169.8	236.4	360.0	463.9
Crossroads Pipeline	3.3	4.1	8.3	8.4
Intrasegment eliminations	(81.4)	(122.8)	(175.3)	(228.5)
Total	288.3	328.1	825.4	833.6
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
Columbia Pipeline Group Operations’ most significant projects are as follows:

Big Pine Gathering System Project. The Columbia Pipeline Group Operations segment made an investment of approximately $164 million, which included right-of-way acquisitions and installation, refurbishment and operation of approximately 57 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline has an initial combined capacity of 425,000 Dth per day. Natural gas production is being sourced from XTO Energy Inc., a subsidiary of ExxonMobil, in Butler County, Pennsylvania, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project was placed into service in April 2013.

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

East Side Expansion. The Columbia Pipeline Group Operations segment entered into binding precedent agreements with customers to develop its East Side Expansion project, which will provide access for Marcellus supplies to the northeastern and mid-Atlantic markets. The project will add up to 300,000 Dth per day of capacity and is expected to be placed in service by the end of the third quarter 2015. Columbia Transmission continues to refine the engineering and construction costs of this approximately $210 million project.

Giles County Project. The Columbia Pipeline Group Operations segment plans to spend approximately $25 million to construct nearly thirteen miles of pipeline to provide 45,000 Dth per day of firm service to a third party off of its Line KA system into Columbia of Virginia's system. Columbia of Virginia will expand pipeline facilities and an existing direct connection with the third party's plant in Giles County, Virginia. The project is planned to be in-service by the fourth quarter 2014.

Line 1570 Expansion. The Columbia Pipeline Group Operations segment plans to spend approximately $20 million to replace 18.7 miles of 20-inch bare steel pipe with 24-inch pipe from Waynesburg, Pennsylvania to Redd Farm, Pennsylvania. The project also includes the installation of two compressors at Redd Farm and an uprate in horsepower at Waynesburg, increasing capacity by nearly 100,000 Dth per day. The project is expected to be in service by the end of the fourth quarter 2014.
Equity Investments
Pennant. NiSource Midstream entered into a 50:50 joint venture in 2012 with an affiliate of Hilcorp to construct new wet natural gas gathering pipeline infrastructure and gas processing facilities to support natural gas production in the Utica Shale region of northeastern Ohio and western Pennsylvania. NiSource Midstream and Hilcorp jointly own Pennant with NiSource Midstream serving as the operator of Pennant and the facilities. NiSource accounts for the joint venture under the equity method of accounting.

Pennant is investing in the construction of approximately 55 miles of 20 inch and 24 inch wet gas gathering pipeline facilities with a capacity of approximately 600 MMcf per day. In addition, Pennant is installing an initial 200 MMcf per day cryogenic natural gas processing plant in Ohio. Consistent with the terms of the joint venture, NiSource Midstream will operate the cryogenic processing facility and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with interest in obtaining capacity on the system. NiSource Midstream's initial investment in this area, including the pipeline and the processing plant, is expected to be approximately $150 million. The cryogenic processing facility and a portion of the wet gas gathering facility are expected to be in service in the second half of 2013. The remainder of the wet gas gathering facility will go in service during the first half of 2014.

During the second quarter of 2013, NiSource Midstream made a cash contribution to Pennant of $15.6 million. No cash contributions were made to Pennant during the second quarter of 2012. For the six months ended June 30, 2013, NiSource Midstream made cash contributions to Pennant of $26.1 million. No cash contributions were made to Pennant for the same period last year.

In a separate agreement with Hilcorp, test wells were drilled in 2012 and are being drilled in 2013 to support the development of the hydrocarbon potential on more than 100,000 combined acres in the Utica/Point Pleasant Shale formation. Delineation has continued in 2013 with a full drilling program to be developed over the course of the year. NiSource will invest alongside Hilcorp in the development of the acreage, owning both a working and overriding royalty interest. All of the Hilcorp/NiSource acreage is dedicated to Pennant.

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

During the second quarter of 2013, Columbia Transmission made no contributions to Millennium and received distributions of earnings of $4.3 million. For the same period last year, contributions of $2.4 million were made to fund its share of capital projects and distributions of earnings of $3.3 million were received. For the six months ended June 30, 2013, Columbia Transmission made contributions of $6.6 million and received distributions of $10.9 million. For the same period last year, Columbia Transmission made contributions of $7.6 million and received distributions of $15.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Millennium continued to make progress on two projects, which began in 2012, that will add nearly 30,000 hp of compression to its system, driven to meet the contractual obligations of its anchor shippers. The first project increases capacity at its interconnections with Algonquin Gas Transmission to 675,000 Dth per day, a total investment of approximately $45 million. The first project went into service on June 1, 2013. The second project includes a total investment of approximately $45 million that will increase capacity by 175,000 Dth per day with interconnections to other third-party facilities. The second project is expected to be in service in the fourth quarter 2013. Columbia Transmission's share of the above investments is limited to its 47.5% interest in Millennium.

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

During the second quarter of 2013, NiSource received $1.0 million of available accumulated earnings. For the same period last year, NiSource received $1.0 million of available accumulated earnings. For the six months ended June 30, 2013, NiSource received $1.4 million of available accumulated earnings. For the same period last year, NiSource received $1.5 million of available accumulated earnings. NiSource made no contributions during 2013 or 2012.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Columbia Pipeline Group Operations segment due to changes in near-term supply and demand conditions. For the quarter ended June 30, 2013, approximately 93.1% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.0% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.1% and 6.0%, respectively, for the quarter ended June 30, 2012. For the six months ended June 30, 2013, approximately 92.6% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.8% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.5% and 6.2% respectively, for the six months ended June 30, 2012.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended June 30, 2013 and 2012, approximately 1.8% and 2.9%, respectively, of the transportation revenues were derived from interruptible contracts. For the six months ended June 30, 2013 and 2012, approximately 1.6% and 2.3%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Columbia Pipeline Group Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Environmental Matters
Various environmental matters occasionally impact the Columbia Pipeline Group Operations segment. As of June 30, 2013, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

Throughput
Columbia Transmission's throughput consists of gas transportation service deliveries to LDC city gates, to gas fired power plants, other industrial customers, or other interstate pipelines in its market area. Columbia Transmission's market area covers portions of northeastern, mid-Atlantic, midwestern, and southern states as well as the District of Columbia. Gas delivered via transportation services to storage is not accounted for as throughput until it is withdrawn from storage and delivered to one of the aforementioned locations via a transportation service. Throughput for Columbia Gulf traditionally consists of gas delivered to Columbia Transmission at Leach, Kentucky as well as gas delivered south of Leach to other interstate pipelines or to an LDC's city gate. Recent changes in market conditions have resulted in more non-traditional throughput such as backhaul transportation services that originate in Leach that flow southward. Columbia Gulf has also began to flow gas in a southerly direction from its Louisiana interconnects to markets in the southeastern United States. Crossroads Pipeline serves customers in Northern Indiana and Ohio via gas flowing west to east originating from outside the Chicago area to Cygnet, Ohio where it interconnects with Columbia Transmission. Intra-segment eliminations represent gas delivered to an affiliated pipeline within the segment.
Throughput for the Columbia Pipeline Group Operations segment totaled 288.3 MMDth for the second quarter of 2013, compared to 328.1 MMDth for the same period in 2012. The decrease of 39.8 MMDth was primarily attributable to a decrease in value between traditional Gulf Coast supplies and markets in the southeastern United States.
Throughput for the Columbia Pipeline Group Operations segment totaled 825.4 MMDth for the six months ended June 30, 2013, compared to 833.6 MMDth for the same period in 2012. The colder weather, which drove a majority of the increase on the Columbia Transmission system, was more than offset by the impact from increased production of Appalachian shale gas that resulted in fewer deliveries being made by Columbia Gulf to Columbia Transmission at Leach, Kentucky.

Net Revenues
Net revenues were $273.7 million for the second quarter of 2013, an increase of $32.8 million from the same period in 2012. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $40.5 million. This increase was partially offset by the impacts of the customer settlement at Columbia Transmission, which decreased net revenues by $6.8 million.

Net revenues were $575.0 million for the six months ended June 30, 2013, an increase of $59.6 million from the same period in 2012. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $70.3 million, higher commodity and demand revenue of $3.3 million as a result of growth projects placed in service, and a settlement of $2.5 million during the first quarter of 2013. These increases were partially offset by the impacts of the customer settlement at Columbia Transmission, which decreased net revenues by $15.8 million.
Operating Income
Operating income was $88.8 million for the second quarter of 2013, a decrease of $2.7 million from the second quarter of 2012. This decrease is due to an increase in operating expenses, partially offset by higher net revenues, as described above. Operating expenses increased $35.0 million primarily as a result of increased regulatory trackers, which are offset in revenue, of $40.5 million and higher employee and administrative expenses of $2.9 million and increased other taxes of $2.5 million resulting from a prior year tax settlement and property taxes on new in-service assets. These increases were partially offset by lower depreciation of $6.5 million primarily due to the Columbia Transmission customer settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Operating income was $222.3 million for the six months ended June 30, 2013, a decrease of $7.8 million from the comparable 2012 period. This decrease is due to an increase in operating expenses, partially offset by higher net revenues, as described above. Operating expenses increased $66.3 million primarily as a result of increased regulatory trackers, which are offset in revenue, of $70.3 million, higher employee and administrative expenses of $4.9 million, increased other taxes of $3.4 million resulting from a prior year tax settlement and property taxes on new in-service assets, and higher outside service costs of $1.9 million. These increases were partially offset by lower depreciation of $13.8 million primarily due to the Columbia Transmission customer settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net Revenues
Sales revenues	$385.1	$377.4	$762.7	$730.5
Less: Cost of sales (excluding depreciation and amortization)	141.3	124.7	266.2	240.8
Net Revenues	243.8	252.7	496.5	489.7
Operating Expenses
Operation and maintenance	108.7	106.1	216.6	219.8
Depreciation and amortization	60.4	61.6	123.6	122.5
Other taxes	15.2	14.7	31.6	30.9
Total Operating Expenses	184.3	182.4	371.8	373.2
Operating Income	$59.5	$70.3	$124.7	$116.5
Revenues ($ in millions)
Residential	$95.7	$97.6	$204.0	$193.6
Commercial	104.3	104.2	208.0	204.6
Industrial	152.3	147.7	311.7	305.7
Wholesale	16.0	7.2	17.7	7.6
Other	16.8	20.7	21.3	19.0
Total	$385.1	$377.4	$762.7	$730.5
Sales (Gigawatt Hours)
Residential	769.1	861.2	1,633.2	1,642.4
Commercial	942.6	976.4	1,863.8	1,884.2
Industrial	2,256.3	2,332.0	4,575.9	4,717.0
Wholesale	494.7	56.0	556.0	75.1
Other	27.0	25.9	60.2	58.4
Total	4,489.7	4,251.5	8,689.1	8,377.1
Cooling Degree Days	250	377	250	377
Normal Cooling Degree Days	229	230	229	230
% Warmer than Normal	9%	64%	9%	64%

Electric Customers
Residential			401,162	400,230
Commercial			54,189	53,946
Industrial			2,376	2,442
Wholesale			728	716
Other			6	17
Total			458,461	457,351
NiSource generates and distributes electricity, through its subsidiary Northern Indiana, to approximately 458 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Regulatory Matters
Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments, MISO, and cost recovery and trackers for the Electric Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of June 30, 2013, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Sales
Electric Operations sales quantities for the second quarter 2013 were 4,489.7 gwh, an increase of 238.2 gwh compared to the second quarter of 2012. The 5.6% increase is primarily attributable to an increase in wholesale usage.

Electric Operations sales quantities for the six months ended June 30, 2013 were 8,689.1 gwh, an increase of 312.0 gwh compared to the same period in 2012. The 3.7% increase is primarily attributable to an increase in wholesale usage.
Net Revenues
Net revenues were $243.8 million for the second quarter of 2013, a decrease of $8.9 million from the same period in 2012. The decrease in net revenues is due primarily to the effects of weather of $9.6 million, lower environmental trackers, which are offset in expense, of $6.3 million and higher fuel handling costs of $2.4 million. These decreases were partially offset by an increase in environmental cost recovery of $6.5 million due to an increased plant balance eligible for recovery and higher industrial and residential margins of $2.7 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2013 was a revenue increase of $6.9 million and a decrease of $0.3 million, respectively, compared to an increase of $1.9 million and a decrease of $18.2 million for the three and six months ended June 30, 2012, respectively.
Net revenues were $496.5 million for the first six months of 2013, an increase of $6.8 million from the same period in 2012. The increase in net revenues is due primarily to an increase in environmental cost recovery of $13.1 million due to an increased plant balance eligible for recovery, transmission upgrade revenue of $6.5 million and higher industrial, residential and commercial margins of $4.7 million. These increases were partially offset by an increase in fuel handling costs of $4.6 million, the effects of weather of $4.0 million, lower environmental trackers, which are offset in expense, of $3.8 million and a decrease in a RTO recovery mechanism of $3.5 million, which is offset in expense.
Operating Income
For the second quarter of 2013, Electric Operations reported operating income of $59.5 million, a decrease of $10.8 million from the comparable 2012 period. Operating income decreased as a result of lower net revenues, as described above, and increased operating expenses. Operating expenses increased $1.9 million due primarily to higher employee and administrative expenses of $4.7 million, higher depreciation and amortization excluding trackers of $1.9 million and increased storm damage costs of $1.1 million. These decreases were partially offset by lower environmental trackers, which are offset in revenue, of $6.3 million.

For the first six months of 2013, Electric Operations reported operating income of $124.7 million, an increase of $8.2 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, and decreased operating expenses. Operating expenses decreased $1.4 million due primarily to lower electric generation costs of $8.5 million as a result of the timing of planned and unplanned outages, lower environmental trackers, which are offset in revenue, of $3.8 million, and decreased MISO fees of $3.5 million, which are offset in revenue by a RTO recovery mechanism. These increases were partially offset by increased employee and administrative expenses of $8.6 million and higher depreciation and amortization excluding trackers of $3.6 million.

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

NiSource Inc.
(Registrant)

Date:	July 31, 2013	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)