Form 10-Q
period 2013-09-30
NISOURCE INC/DE
filed 2013-10-31
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 313,294,844 shares outstanding at October 24, 2013.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

DPU	Department of Public Utilities
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IDEM	Indiana Department of Environmental Management
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
Mcf	Thousand cubic feet
MMcf	Million cubic feet

DEFINED TERMS (continued)

MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PM	Particulate matter
PNC	PNC Bank, N.A.
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland, PLC
RCRA	Resource Conservation and Recovery Act
RDAF	Revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TIRF	Targeted Infrastructure Reinvestment Factor
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Net Revenues
Gas Distribution	$255.1	$226.3	$1,540.6	$1,382.6
Gas Transportation and Storage	346.9	278.3	1,181.9	1,043.7
Electric	413.4	418.0	1,175.2	1,147.7
Other	61.4	33.6	162.8	63.3
Gross Revenues	1,076.8	956.2	4,060.5	3,637.3
Cost of Sales (excluding depreciation and amortization)	243.0	227.2	1,268.3	1,090.3
Total Net Revenues	833.8	729.0	2,792.2	2,547.0
Operating Expenses
Operation and maintenance	468.9	418.6	1,375.6	1,208.2
Depreciation and amortization	144.5	125.3	431.4	418.0
Gain on sale of assets, net	(9.8)	(0.7)	(10.2)	(3.8)
Other taxes	64.3	62.3	221.7	215.3
Total Operating Expenses	667.9	605.5	2,018.5	1,837.7
Equity Earnings in Unconsolidated Affiliates	10.5	8.0	25.6	24.2
Operating Income	176.4	131.5	799.3	733.5
Other Income (Deductions)
Interest expense, net	(103.7)	(107.9)	(304.3)	(314.4)
Other, net	4.7	2.2	22.1	5.3
Total Other Deductions	(99.0)	(105.7)	(282.2)	(309.1)
Income from Continuing Operations before Income Taxes	77.4	25.8	517.1	424.4
Income Taxes	27.9	9.2	179.2	147.7
Income from Continuing Operations	49.5	16.6	337.9	276.7
Income from Discontinued Operations - net of taxes	0.1	2.7	7.5	5.4
(Loss) Gain on Disposition of Discontinued Operations - net of taxes	(1.5)	—	34.9	—
Net Income	$48.1	$19.3	$380.3	$282.1
Basic Earnings Per Share
Continuing operations	$0.16	$0.05	$1.08	$0.97
Discontinued operations	—	0.01	0.14	0.02
Basic Earnings Per Share	$0.16	$0.06	$1.22	$0.99
Diluted Earnings Per Share
Continuing operations	$0.16	$0.05	$1.08	$0.93
Discontinued operations	—	0.01	0.14	0.02
Diluted Earnings Per Share	$0.16	$0.06	$1.22	$0.95
Dividends Declared Per Common Share	$0.25	$0.24	$0.98	$0.94
Basic Average Common Shares Outstanding	312.8	290.3	312.1	285.9
Diluted Average Common Shares	313.8	300.0	313.0	296.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2013	2012	2013	2012
Net Income	$48.1	$19.3	$380.3	$282.1
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities(1)	0.9	0.7	(2.4)	(1.8)
Net unrealized gain on cash flow hedges(2)	0.6	0.8	2.0	2.7
Unrecognized pension benefit and OPEB costs(3)	0.1	0.7	5.5	2.0
Total other comprehensive income	1.6	2.2	5.1	2.9
Total Comprehensive Income	$49.7	$21.5	$385.4	$285.0

(1)
Net unrealized gain (loss) on available-for-sale securities, net of $0.5 million and $0.3 million tax expense in the third quarter of 2013 and 2012, respectively, and $1.3 million and $1.5 million tax benefit for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.4 million and $0.6 million tax expense in the third quarter of 2013 and 2012, respectively, and $1.3 million and $1.8 million tax expense for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Unrecognized pension benefit and OPEB costs, net of zero and $0.2 million tax expense in the third quarter of 2013 and 2012, respectively, and $3.5 million and $1.0 million tax expense for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2013	December 31, 2012
ASSETS
Property, Plant and Equipment
Utility plant	$22,869.7	$21,642.3
Accumulated depreciation and amortization	(9,258.6)	(8,986.4)
Net utility plant	13,611.1	12,655.9
Other property, at cost, less accumulated depreciation	301.3	260.0
Net Property, Plant and Equipment	13,912.4	12,915.9
Investments and Other Assets
Unconsolidated affiliates	327.8	243.3
Other investments	201.6	194.4
Total Investments and Other Assets	529.4	437.7
Current Assets
Cash and cash equivalents	14.9	36.3
Restricted cash	18.3	46.8
Accounts receivable (less reserve of $20.2 and $24.0, respectively)	591.0	907.3
Income tax receivable	6.4	130.9
Gas inventory	454.8	326.6
Underrecovered gas and fuel costs	16.4	45.0
Materials and supplies, at average cost	99.9	97.4
Electric production fuel, at average cost	39.8	71.7
Price risk management assets	21.1	0.5
Exchange gas receivable	84.3	51.3
Assets of discontinued operations and assets held for sale	—	133.9
Regulatory assets	152.5	162.8
Prepayments and other	246.1	357.2
Total Current Assets	1,745.5	2,367.7
Other Assets
Price risk management assets	—	40.7
Regulatory assets	1,863.2	2,024.4
Goodwill	3,666.2	3,677.3
Intangible assets	278.4	286.6
Deferred charges and other	89.0	94.4
Total Other Assets	5,896.8	6,123.4
Total Assets	$22,084.1	$21,844.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 313,135,192 and 310,280,867 shares outstanding, respectively	$3.2	$3.1
Additional paid-in capital	4,672.9	4,597.6
Retained earnings	1,133.8	1,059.6
Accumulated other comprehensive loss	(60.4)	(65.5)
Treasury stock	(48.6)	(40.5)
Total Common Stockholders’ Equity	5,700.9	5,554.3
Long-term debt, excluding amounts due within one year	7,089.1	6,819.1
Total Capitalization	12,790.0	12,373.4
Current Liabilities
Current portion of long-term debt	541.2	507.2
Short-term borrowings	820.8	776.9
Accounts payable	369.6	538.9
Dividends payable	78.3	—
Customer deposits and credits	249.2	269.6
Taxes accrued	181.3	235.5
Interest accrued	71.6	133.7
Overrecovered gas and fuel costs	31.7	22.1
Price risk management liabilities	8.8	8.2
Exchange gas payable	207.3	146.2
Deferred revenue	21.3	42.8
Regulatory liabilities	75.5	171.6
Accrued liability for postretirement and postemployment benefits	6.1	6.1
Liabilities of discontinued operations and liabilities held for sale	—	108.6
Legal and environmental reserves	34.2	42.2
Other accruals	308.7	309.7
Total Current Liabilities	3,005.6	3,319.3
Other Liabilities and Deferred Credits
Price risk management liabilities	1.5	2.6
Deferred income taxes	3,133.5	2,953.3
Deferred investment tax credits	21.9	24.8
Deferred credits	94.9	84.1
Noncurrent deferred revenue	23.1	—
Accrued liability for postretirement and postemployment benefits	1,003.1	1,107.3
Regulatory liabilities and other removal costs	1,615.9	1,593.3
Asset retirement obligations	175.5	160.4
Other noncurrent liabilities	219.1	226.2
Total Other Liabilities and Deferred Credits	6,288.5	6,152.0
Commitments and Contingencies (Refer to Note 17)	—	—
Total Capitalization and Liabilities	$22,084.1	$21,844.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2013	2012
Operating Activities
Net Income	$380.3	$282.1
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	431.4	418.0
Net changes in price risk management assets and liabilities	1.9	1.2
Deferred income taxes and investment tax credits	199.1	132.8
Deferred revenue	1.6	(0.7)
Stock compensation expense and 401(k) profit sharing contribution	39.7	33.0
Gain on sale of assets	(10.2)	(3.8)
Income from unconsolidated affiliates	(25.5)	(22.9)
Gain on disposition of discontinued operations - net of tax	(34.9)	—
Income from discontinued operations - net of taxes	(7.5)	(5.4)
Amortization of debt related costs	7.0	7.3
AFUDC equity	(12.7)	(4.7)
Distributions of earnings received from equity investees	19.0	25.1
Changes in Assets and Liabilities:
Accounts receivable	318.4	333.9
Income tax receivable	124.6	(55.1)
Inventories	(103.7)	19.6
Accounts payable	(177.7)	(151.0)
Customer deposits and credits	(20.4)	(50.0)
Taxes accrued	(68.0)	(41.3)
Interest accrued	(62.1)	(29.0)
Over(Under)recovered gas and fuel costs	38.1	(9.1)
Exchange gas receivable/payable	28.1	(10.2)
Other accruals	(36.5)	(90.9)
Prepayments and other current assets	45.5	48.3
Regulatory assets/liabilities	71.5	96.3
Postretirement and postemployment benefits	(95.9)	(11.6)
Deferred credits	11.1	7.6
Deferred charges and other noncurrent assets	11.8	28.1
Other noncurrent liabilities	(6.3)	4.1
Net Operating Activities from Continuing Operations	1,067.7	951.7
Net Operating Activities from (used for) Discontinued Operations	10.9	(9.9)
Net Cash Flows from Operating Activities	1,078.6	941.8
Investing Activities
Capital expenditures	(1,297.3)	(1,022.2)
Insurance recoveries	6.4	3.0
Proceeds from disposition of assets	17.9	23.6
Restricted cash withdrawals	28.5	95.8
Contributions to equity investees	(77.1)	(11.3)
Other investing activities	(48.4)	(38.1)
Net Investing Activities used for Continuing Operations	(1,370.0)	(949.2)
Net Investing Activities from (used for) Discontinued Operations	118.7	(2.1)
Net Cash Flows used for Investing Activities	(1,251.3)	(951.3)
Financing Activities
Issuance of long-term debt	815.3	991.4
Repayments of long-term debt and capital lease obligations	(505.2)	(11.6)
Premiums and other debt related costs	(3.2)	(3.4)
Change in short-term borrowings, net	43.9	(1,133.7)
Issuance of common stock	36.1	376.4
Acquisition of treasury stock	(8.0)	(10.0)
Dividends paid - common stock	(227.6)	(198.8)
Net Cash Flows from Financing Activities	151.3	10.3
Change in cash and cash equivalents (used for) from continuing operations	(151.0)	12.8
Cash contributions from (to) discontinued operations	129.6	(12.0)
Cash and cash equivalents at beginning of period	36.3	11.5
Cash and Cash Equivalents at End of Period	$14.9	$12.3
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

3.    Earnings Per Share
Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and forward agreements, which were settled in the third quarter of 2012. The numerator in calculating both basic and diluted EPS for each period is reported net income. The computation of diluted average common shares follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Denominator
Basic average common shares outstanding	312,842	290,328	312,053	285,891
Dilutive potential common shares:
Stock options	112	197	102	159
Shares contingently issuable under employee stock plans	369	434	327	393
Shares restricted under stock plans	490	654	477	626
Forward agreements	—	8,399	—	9,609
Diluted Average Common Shares	313,813	300,012	312,959	296,678

4.    Discontinued Operations and Assets and Liabilities Held for Sale

On September 1, 2013, NiSource sold the commercial and industrial natural gas portfolio of its unregulated natural gas marketing business. The sale included the physical contracts and associated financial hedges that comprise the portfolio, as well as the gas inventory and customer deposits of the business. For the three and nine months ended September 30, 2013, an after tax loss of $1.5 million was included in Loss on Disposition of Discontinued Operations, net of taxes in the Condensed Statements of Consolidated Income (unaudited). The assets and liabilities sold are classified as held for sale as of December 31, 2012. Refer to Note 7, "Risk Management Activities" for additional information regarding the price risk assets and liabilities of the business.

During 2012, NiSource began marketing to sell the service plan and leasing business lines of its Retail Services business. As of December 31, 2012, the assets and liabilities of the business lines met the criteria to be classified as held for sale in accordance

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

with GAAP. Additionally, the results of operations and cash flows were classified as discontinued operations. The sale of the business lines closed in January 2013 resulting in gain from the disposition of discontinued operations of $36.4 million, net of taxes, which was recorded during the first quarter of 2013.
There were no assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheet (unaudited) at September 30, 2013.
The assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2012 by segment were:

(in millions)
Assets of discontinued operations and held for sale:	Property, plant and equipment, net	Price risk management assets	Other Assets	Total
Gas Distribution Operations	$21.5	$—	$4.5	$26.0
Electric Operations	—	—	0.7	0.7
Corporate and Other	—	107.0	0.2	107.2
Total	$21.5	$107.0	$5.4	$133.9

Liabilities of discontinued operations and held for sale:		Price risk management liabilities	Other Liabilities	Total
Gas Distribution Operations		$—	$3.3	$3.3
Electric Operations		—	0.6	0.6
Corporate and Other		104.7	—	104.7
Total		$104.7	$3.9	$108.6
Total assets and liabilities of discontinued operations and held for sale in the table above relate to the commercial and industrial portfolio of NiSource's unregulated natural gas marketing business and the service plan and leasing business lines of NiSource's Retail Services business.
Results from discontinued operations are provided in the following table. These results are primarily from NiSource's Retail Services business, a settlement at NiSource's former exploration and production subsidiary, CER, NiSource's unregulated natural gas marketing business and Columbia Propane. For additional information regarding the settlement refer to Note 17-B, “Other Legal Proceedings,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Revenues from Discontinued Operations	$0.4	$10.8	$1.3	$28.8
Income from discontinued operations	0.1	4.5	12.2	8.6
Income tax expense	—	1.8	4.7	3.2
Income from Discontinued Operations - net of taxes	$0.1	$2.7	$7.5	$5.4
(Loss) Gain on Disposition of Discontinued Operations - net of taxes	$(1.5)	$—	$34.9	$—

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Changes in NiSource’s liability for asset retirement obligations for the nine months ended September 30, 2013 and 2012 are presented in the table below:

(in millions)	2013	2012
Balance as of January 1,	$160.4	$146.4
Accretion expense	0.9	0.8
Accretion recorded as a regulatory asset/liability	6.5	6.6
Additions	9.7	—
Settlements	(1.3)	(0.7)
Change in estimated cash flows	(0.7)	(1.1)
Balance as of September 30,	$175.5	$152.0

6.    Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560 into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. The cost recovery mechanism is referred to as a Transmission, Distribution and Storage System Improvement Charge or "TDSIC." Provisions of the TDSIC require that, among other things, requests for recovery include a seven year plan of eligible investments.  Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  Recoverable costs include a return on, and of, the investment, including AFUDC, post in service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case.  The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On October 3, 2013, Northern Indiana filed its gas TDSIC with the IURC. The filing included the seven year plan of eligible investments for a total of $710.0 million. An order is expected by the second quarter of 2014.
On June 18, 2013, Northern Indiana, the OUCC and other customer stakeholder groups filed a unanimous agreement with the IURC to extend Northern Indiana's 2010 natural gas customer rate settlement through 2020. The Settlement Agreement was approved by order issued on August 28, 2013 with the stipulation that, on or before November 2020, Northern Indiana must file a general rate case.
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
On April 1, 2013, Columbia of Ohio filed an application that seeks authority to recover the $8.2 million base chip transition cost currently deferred. By Order dated August 28, 2013, the PUCO approved Columbia of Ohio's application.

On December 24, 2012, Columbia of Ohio filed an application for authority to continue its capital expenditure program in 2013 and succeeding years, and for the authority to defer the related post in-service carrying charges, depreciation expense, and property taxes on the assets of the capital expenditure program placed into service in 2013. The corresponding expenditures are expected to total approximately $8.0 million in 2013. By Order dated October 9, 2013, the PUCO approved the application.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On May 29, 2013, Columbia of Kentucky filed an application with the Kentucky PSC requesting an increase of approximately $16.6 million in base rate revenues, the use of a forecasted test period and a revenue normalization adjustment to recognize changes in customer usage not included in Columbia of Kentucky's current weather normalization adjustment. The parties are engaged in settlement negotiations, and a hearing is scheduled for November 13, 2013. If approved, new rates are expected to go into effect in January 2014.

On September 28, 2012, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $77.3 million annually and providing three options for residential rate design in order to mitigate revenue volatility associated with usage based rates. Columbia of Pennsylvania is the first utility in Pennsylvania to seek Pennsylvania PUC approval to design rates to recover costs that are projected to be incurred after the implementation of those new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. Accordingly, Columbia of Pennsylvania's filing sought to implement rates in July 2013 under which Columbia of Pennsylvania would immediately begin to recover costs that are projected for the twelve-month period ending June 30, 2014. On March 15, 2013, the parties to the rate case filed a joint petition formally seeking Pennsylvania PUC approval of a settlement featuring a revenue increase of $55.3 million annually and the implementation of a Weather Normalization Adjustment, whereby residential charges are adjusted in the event of winter temperatures that deviate from historic norms by plus or minus five percent. The Pennsylvania PUC issued an order approving the settlement on May 23, 2013, and new rates went into effect July 1, 2013.
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

On April 16, 2013, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $30.1 million. An order is expected by February 28, 2014, with new rates going into effect on March 1, 2014. Pursuant to the procedural schedule for this case, on September 3, 2013, Columbia of Massachusetts filed its updated revenue requirement of $29.5 million and on October 16, 2013, filed an updated cost of service for $30 million. Evidentiary hearings began on October 2, 2013.

On September 3, 2013, Columbia of Massachusetts and the Massachusetts Office of the Attorney General filed a Joint Motion for Approval of a Settlement Agreement with the Massachusetts DPU which resolves issues related to the disposition of revenues realized by Columbia of Massachusetts in 2005 from MASSPOWER's buy-out of a special contract with Columbia of Massachusetts, and which are currently pending before the Massachusetts DPU in D.P.U. 10-10. The Settlement Agreement proposed to return $8.9 million to the customers of Columbia of Massachusetts in the form of a Distribution Rate Credit on their bills during the period November 1, 2013 through April 30, 2014. On October 16, 2013, the DPU issued an order approving the Settlement Agreement.

On March 7, 2013, the Massachusetts DPU issued its final order approving $10.5 million of decoupling revenues for Columbia of Massachusetts' Peak Period RDAF that was effective November 1, 2012 through April 30, 2013.
On February 27, 2013, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of approximately $5.3 million annually and seeking to implement a residential Revenue Normalization Adjustment in order to decouple revenues from customer usage and seeking to recover costs for environmental remediation associated with a former manufactured gas plant operated by a Columbia of Maryland predecessor in Hagerstown, Maryland, where a Columbia of Maryland service center is currently located. Hearings were held in June 2013. On September 23, 2013, the Maryland PSC issued an order that approved an annual revenue increase of $3.6 million, as well as Columbia of Maryland's proposed revenue normalization adjustment. The Maryland PSC permitted recovery of environmental remediation costs for the service center property, but denied recovery of the costs to acquire and remediate the adjacent property. On October 23, 2013, Columbia of Maryland filed a Petition for Judicial Review of the denial of the costs to acquire and remediate the adjacent property. New rates went into effect on September 25, 2013.

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

Comparability of Gas Distribution Operations line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Increases in the expenses that are subject to trackers result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income results.

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

The Settlement also provided for a depreciation rate reduction to 1.5% and elimination of negative salvage rate effective January 1, 2012 and for a second base rate reduction, which begins January 1, 2014, which equates to approximately $25 million in revenues annually thereafter.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Cost Recovery Trackers. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 7 of the Natural Gas Act. However, certain operating costs of the NiSource regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, environmental, and operational purchases and sales of natural gas.

Electric Operations Regulatory Matters

Significant Rate Developments. As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, Northern Indiana anticipates making investments in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued orders approving construction work in progress in rate base and abandoned plant cost recovery requested by Northern Indiana, for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing Northern Indiana's request to transition to forward looking rates, allowing more timely recovery of Northern Indiana's investment in transmission assets. Northern Indiana began recording revenue in the first quarter of 2013 using a forward looking rate, based on an average construction work in progress balance of $19.8 million. For the nine months ended September 30, 2013 revenue of $2.3 million was recorded.

On July 19, 2013, Northern Indiana filed its electric TDSIC, further discussed above, with the IURC. The filing included the seven year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. An order is expected by the first quarter of 2014.

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

On October 10, 2013, the IURC issued an order approving Northern Indiana’s MATS Compliance Projects. Refer to Note 17-C, “Environmental Matters,” for additional information on the MATS rule. The Order approved estimated capital costs of $59.3 million and granted the requested ratemaking relief and accounting treatment associated with these projects through the annual EERM and semi-annual ECRM tracker filings.

On April 24, 2013, the IURC issued an order on ECR-21 approving Northern Indiana's request to begin earning a return on net capital expenditures of $376.4 million. On August 1, 2013, Northern Indiana filed ECR-22 requesting a return on net capital expenditures of $478.8 million, an increase of $102.4 million from ECR-21.

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
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, commodity swaps, and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase and normal sales exception, a contract’s fair value is not recognized in the Condensed Consolidated Financial Statements (unaudited) until the contract is settled.
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
Commodity Price Risk Programs.    NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs where variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate this gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases or sales by economically hedging the various gas cost components by using a combination of futures, options, forward physical contracts or other derivative contracts. Northern Indiana also uses derivative contracts to minimize risk associated with power price volatility. These commodity price risk programs and their respective accounting treatment are described below.
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
On September 1, 2013, NiSource sold the commercial and industrial natural gas portfolio of its unregulated natural gas marketing business. The sale included the physical contracts and associated financial hedges that comprise the portfolio, as well as the gas inventory and customer deposits of the business. The physical sales contracts marked-to-market had a fair value of approximately $35.4 million at December 31, 2012, while the financial derivative contracts marked-to-market had a fair value loss of $33.2 million at December 31, 2012. These amounts have been reclassified to held for sale as of December 31, 2012. Refer to Note 4, "Discontinued Operations and Assets and Liabilities Held for Sale" for additional information regarding the transaction.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Commodity price risk program derivative contracted gross volumes are as follows:

	September 30, 2013	December 31, 2012
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	25.8	26.3
Price Protection Service program derivatives (MMDth)	1.0	1.2
DependaBill program derivatives (MMDth)	0.3	0.3
Gas marketing program derivatives (MMDth)(1)(3)	—	9.1
Gas marketing forward physical derivatives (MMDth)(2)(3)	—	8.4
Electric energy program FTR derivatives (mw)	1,218.2	8,927.3
(1) Basis contract volumes not included in the above table were 8.2 MMDth as of December 31, 2012.
(2) Basis contract volumes not included in the above table were 9.2 MMDth as of December 31, 2012.
(3) Contract volumes are from NiSource's unregulated natural gas marketing business that was sold on September 1, 2013.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of September 30, 2013, NiSource had $7.2 billion of outstanding fixed rate debt, of which $500 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the nine months ended September 30, 2013 and 2012.
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
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from AOCI to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of September 30, 2013, AOCI includes $8.6 million related to forward starting interest rate swap settlement, net of tax. These derivative contracts are accounted for as a cash flow hedge.
As of September 30, 2013, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrecognized loss associated with settled interest rate swaps is $17.9 million, net of tax, as of September 30, 2013. Millennium is amortizing the losses related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

Asset Derivatives (in millions)	September 30, 2013	December 31, 2012
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$21.0	$—
Price risk management assets (noncurrent)	—	40.4
Total derivatives designated as hedging instruments	$21.0	$40.4
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$0.1	$0.5
Price risk management assets (noncurrent)	—	0.3
Assets held for sale (current)(1)	—	107.0
Total derivatives not designated as hedging instruments	$0.1	$107.8
Total Asset Derivatives	$21.1	$148.2

(1) Prior to the classification as "Assets held for sale," $15.3 million was classified as noncurrent.

Liability Derivatives (in millions)	September 30, 2013	December 31, 2012
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$0.1	$0.1
Price risk management liabilities (noncurrent)	—	—
Total derivatives designated as hedging instruments	$0.1	$0.1
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$8.7	$8.1
Price risk management liabilities (noncurrent)	1.5	2.6
Liabilities held for sale (current)(2)	—	104.7
Total derivatives not designated as hedging instruments	$10.2	$115.4
Total Liability Derivatives	$10.3	$115.5

(2) Prior to the classification as "Liabilities held for sale," $17.7 million was classified as noncurrent.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

Offsetting of Derivative Assets (in millions)
As of September 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A (1)	$—	$—	$—	$—	$—

Counterparty B	0.1	—	0.1	(10.3)	(10.2)

Other (2)	21.0	—	21.0	—	21.0

Total	$21.1	$—	$21.1	$(10.3)	$10.8

Offsetting of Derivative Liabilities (in millions)
As of September 30, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A (1)	$—	$—	$—	$—	$—

Counterparty B	(10.3)	—	(10.3)	10.3	—

Other (2)	—	—	—	—	—

Total	$(10.3)	$—	$(10.3)	$10.3	$—

Offsetting of Derivative Assets (in millions)
As of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A (1)	$71.8	$—	$71.8	$(71.8)	$—

Counterparty B	0.9	—	0.9	(0.9)	—

Other (2)	75.5	—	75.5	—	75.5

Total	$148.2	$—	$148.2	$(72.7)	$75.5

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Offsetting of Derivative Liabilities (in millions)
As of December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement in the Statement of Financial Position	Net Amount

Counterparty A (1)	$(103.4)	$—	$(103.4)	$71.8	$(31.6)

Counterparty B	(10.8)	—	(10.8)	0.9	(9.9)

Other (2)	(1.3)	—	(1.3)	—	(1.3)

Total	$(115.5)	$—	$(115.5)	$72.7	$(42.8)
(1) Amounts in "Counterparty A" are balances from the commercial and industrial natural gas portfolio of NiSource's unregulated natural gas marketing business which was sold on September 1, 2013, and are included in assets and liabilities held for sale. Refer to Note 4, "Discontinued Operations and Assets and Liabilities Held for Sale" for additional information regarding the transaction.
(2) Amounts in "Other" include physical positions with counterparties that are part of NiSource's unregulated natural gas marketing business as well as fixed-to-variable interest rate swap agreements entered into by NiSource.
The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:
Derivatives in Cash Flow Hedging Relationships

Three Months Ended (in millions)
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Commodity price risk programs	$—	$0.2	Cost of Sales	$—	$—
Interest rate risk activities	—	0.4	Interest expense, net	(0.4)	(0.7)
Total	$—	$0.6		$(0.4)	$(0.7)

Nine Months Ended (in millions)
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Commodity price risk programs	$—	$0.8	Cost of Sales	$0.1	$(0.8)
Interest rate risk activities	—	1.2	Interest expense, net	(1.2)	(2.0)
Total	$—	$2.0		$(1.1)	$(2.8)

There was no income statement recognition of gains or losses for the ineffective portion and amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships for the three and nine months ended September 30, 2013 and 2012.
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately $0.1 million of loss, net of taxes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Derivatives in Fair Value Hedging Relationships

Three Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		September 30, 2013	September 30, 2012
Interest rate risk activities	Interest expense, net	$(9.9)	$(8.3)
Total		$(9.9)	$(8.3)

Nine Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		September 30, 2013	September 30, 2012
Interest rate risk activities	Interest expense, net	$(19.4)	$(16.5)
Total		$(19.4)	$(16.5)

Three Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		September 30, 2013	September 30, 2012
Fixed-rate debt	Interest expense, net	$9.9	$8.3
Total		$9.9	$8.3

Nine Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		September 30, 2013	September 30, 2012
Fixed-rate debt	Interest expense, net	$19.4	$16.5
Total		$19.4	$16.5
Derivatives not designated as hedging instruments

Three Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		September 30, 2013	September 30, 2012
Commodity price risk programs	Gas Distribution revenues	$—	$—
Commodity price risk programs	Other revenues	—	—
Commodity price risk programs	Cost of Sales	6.6	6.8
Commodity price risk programs	(Loss) Income from Discontinued Operations - net of taxes	(1.2)	0.6
Total		$5.4	$7.4
* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $6.7 million and $6.8 million for the three months ended September 30, 2013 and 2012, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives *
		September 30, 2013	September 30, 2012
Commodity price risk programs	Gas Distribution revenues	$—	$0.3
Commodity price risk programs	Other revenues	—	—
Commodity price risk programs	Cost of Sales	7.5	(8.6)
Commodity price risk programs	(Loss) Income from Discontinued Operations - net of taxes	(0.8)	2.8
Total		$6.7	$(5.5)
* For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, a gain of $7.6 million for the nine months ended September 30, 2013 and a loss of $8.3 million for the nine months ended 2012 were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

NiSource’s derivative instruments measured at fair value as of September 30, 2013 and December 31, 2012 do not contain any credit-risk-related contingent features.
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
NiSource had $13.5 million and $45.7 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.    Fair Value Disclosures

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2013 and December 31, 2012:

Recurring Fair Value Measurements September 30, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$—	$—	$—
Financial price risk programs	0.1		—	0.1
Interest rate risk activities	—	21.0	—	21.0
Available-for-sale securities	26.5	99.9	—	126.4
Total	$26.6	$120.9	$—	$147.5
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$—	$—	$—
Financial price risk programs	9.7	—	0.6	10.3
Total	$9.7	$—	$0.6	$10.3

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recurring Fair Value Measurements December 31, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Commodity Price risk management assets:
Physical price risk programs	$—	$—	$—	$—
Physical price risk programs (assets held for sale)	—	35.4	—	35.4
Financial price risk programs	0.7	—	0.1	0.8
Financial price risk programs (assets held for sale)	70.8	0.8	—	71.6
Interest rate risk activities	—	40.4	—	40.4
Available-for-sale securities	27.4	84.4	—	111.8
Total	$98.9	$161.0	$0.1	$260.0
Liabilities
Commodity Price risk management liabilities:
Physical price risk programs	$—	$—	$—	$—
Financial price risk programs	10.8	—	—	10.8
Financial price risk programs (liabilities held for sale)	104.2	0.5	—	104.7
Total	$115.0	$0.5	$—	$115.5
Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of September 30, 2013 and December 31, 2012, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at September 30, 2013 and December 31, 2012 were:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, September 30, 2013
U.S. Treasury	$31.3	$0.5	$(0.3)	$31.5
Corporate/Other	94.8	1.2	(1.1)	94.9
Total Available-for-sale debt securities	$126.1	$1.7	$(1.4)	$126.4
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2012
U.S. Treasury	$31.1	$1.5	$—	$32.6
Corporate/Other	76.8	2.5	(0.1)	79.2
Total Available-for-sale debt securities	$107.9	$4.0	$(0.1)	$111.8
For the three months ended September 30, 2013 and 2012, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.1 million and zero, respectively. For the three months ended September 30, 2013 and 2012, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was zero and $0.1 million, respectively.
For the nine months ended September 30, 2013 and 2012, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2013 and 2012, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.3 million and $0.1 million, respectively.
The cost of maturities sold is based upon specific identification. At September 30, 2013, approximately $0.4 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At September 30, 2013, approximately $3.0 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012.

Non-recurring Fair Value Measurements. In January 2013, NiSource sold the service plan and leasing business lines of its Retail Services business. The disposed business lines were included in the Columbia Distribution Operations reporting unit and the Northern Indiana Gas Distribution Operations reporting unit. Goodwill associated with the disposed business lines was included in the carrying amount of the business lines in determining the gain on disposal. The amount of the goodwill included in the carrying amount was based on the relative fair values of the business lines disposed of and the portion of the reporting units that were retained. The fair value of the disposed business lines was determined by using the selling price of the business lines. The fair value of the reporting units that were retained was determined by a weighted average of income and market approaches. This approach was similar to the process undertaken to calculate the fair value of the reporting units for the goodwill impairment test conducted on May 1, 2012. These approaches are further discussed in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and yield fair values considered to be at Level 3 of the fair value hierarchy. The respective fair value of the disposed business lines was divided by the fair value of the reporting units to which the disposed business lines belonged. These percentages were then applied to those goodwill balances to determine their allocations. As a result of these procedures, NiSource recorded a disposal of goodwill of approximately $11.0 million during the first quarter of 2013. This amount is included within the "(Loss) Gain on Disposition of Discontinued Operations - net of taxes" on the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There were no significant non-recurring fair value measurements recorded during the nine months ended September 30, 2012.
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
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the nine months ended September 30, 2013 and 2012, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2013	Estimated Fair Value as of September 30, 2013	Carrying Amount as of Dec. 31, 2012	Estimated Fair Value as of Dec. 31, 2012
Long-term debt (including current portion)	$7,630.3	$8,172.1	$7,326.3	$8,389.0
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
On October 23, 2009, Columbia of Ohio entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, entered into on October 19, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement with BTMU and BNS was renewed on October 18, 2013. Prior to this agreement with BTMU and BNS, CGORC was party to a series of agreements with BTMU and RBS which dated from October 23, 2009 until its amendment on October 19, 2012. The maximum seasonal program limit under the terms of the new agreement remains at $240 million. The current agreement expires on October 17, 2014, and can be renewed if mutually agreed to by all parties. As of September 30, 2013, $73.3 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
On October 23, 2009, Northern Indiana entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of Northern Indiana. NARC, in turn, is party to an agreement with PNC and Mizuho entered into on August 29, 2012, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by PNC and Mizuho. This agreement with PNC and Mizuho was renewed on August 28, 2013. Prior to this agreement with PNC and Mizuho, NARC was party to a series of agreements with RBS which dated from October 23, 2009 until its amendment on August 29, 2012. The maximum seasonal program limit under the terms of the current agreement, which expires on August 27, 2014, is $200 million, and can be further renewed if mutually agreed to by all parties. As of September 30, 2013, $125.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and Northern Indiana, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On March 15, 2010, Columbia of Pennsylvania entered into an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU, also dated March 15, 2010, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. On March 13, 2013, the agreement was renewed, having a new scheduled termination date of March 12, 2014, and can be further renewed if mutually agreed to by both parties. As of September 30, 2013, $10.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of September 30, 2013 and December 31, 2012 for Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania:

(in millions)	September 30, 2013	December 31, 2012
Gross Receivables	$350.8	$525.3
Less: Receivables not transferred	142.5	292.0
Net receivables transferred	$208.3	$233.3
Short-term debt due to asset securitization	$208.3	$233.3
For both the three months ended September 30, 2013 and 2012, $0.5 million of fees associated with the securitization transactions were recorded as interest expense. For the nine months ended September 30, 2013 and 2012, fees of $2.0 million and $2.5 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, Northern Indiana and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

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
NiSource's goodwill assets as of September 30, 2013 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, Northern Indiana Gas Distribution Operations' goodwill assets at September 30, 2013 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $17.8 million.

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

NiSource applied this guidance for its 2013 annual test and utilized the qualitative step 0 analysis to its reporting units for the annual impairment test performed as of May 1, 2013.

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

NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment testing during the third quarter.

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

11.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2013 and 2012, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2013 and 2012 were 36.0% and 35.7%, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 34.7% and 34.8%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

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

On July 24, 2013, Transportation Finance Bill H3535 which was passed by the Massachusetts legislature, repealed the reduced tax rate of 6.5% for public utility corporations contained in Section 52A of Chapter 63 of the Massachusetts General Laws. Effective January 1, 2014, Columbia of Massachusetts will be taxed at 8.0%, which is the current franchise tax rate for corporations that are not public utilities. Deferred income taxes were adjusted by $3.2 million as a result of this law change.

On September 13, 2013, the IRS and U.S. Treasury issued final regulations on the deductibility and capitalization of expenditures related to tangible property, generally effective for tax years beginning on or after January 1, 2014. Taxpayers may elect early adoption of the regulations for the 2012 or 2013 tax year. NiSource does not plan to early adopt the regulations. Deferred tax liabilities at September 30, 2013 are not materially affected by the regulations. The final regulations do not impact the effect of Revenue Procedure 2013-24 issued on April 30, 2013 which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of units of property for purposes of analyzing repair versus capitalization issues. NiSource will likely adopt this Revenue Procedure for income tax filings in 2014.

There were no material changes recorded in the third quarter of 2013 to NiSource's uncertain tax positions as of December 31, 2012.

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
For the nine months ended September 30, 2013, NiSource has contributed $9.1 million to its pension plans and $29.6 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ net periodic benefits cost for the three and nine months ended September 30, 2013 and 2012:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$9.0	$9.4	$3.0	$2.8
Interest cost	24.9	28.2	8.0	9.6
Expected return on assets	(42.0)	(41.2)	(7.6)	(6.7)
Amortization of transition obligation	—	—	0.2	0.3
Amortization of prior service cost	—	0.1	(0.2)	0.5
Recognized actuarial loss	18.9	20.3	2.8	2.3
Settlement loss	4.0	1.9	—	—
Total Net Periodic Benefit Costs	$14.8	$18.7	$6.2	$8.8

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$27.7	$28.2	$9.0	$8.4
Interest cost	73.5	84.6	24.2	28.2
Expected return on assets	(126.5)	(123.4)	(22.8)	(20.1)
Amortization of transition obligation	—	—	0.4	0.9
Amortization of prior service cost	0.2	0.3	(0.6)	0.3
Recognized actuarial loss	59.3	60.9	8.4	7.1
Settlement loss	28.3	1.9	—	—
Total Net Periodic Benefit Costs	$62.5	$52.5	$18.6	$24.8

For the quarters ended September 30, 2013 and 2012, pension and other postretirement benefit cost of approximately $4.4 million and $8.2 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses. For the nine months ended September 30, 2013 and 2012, pension and other postretirement benefit cost of approximately $30.2 million and $19.1 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource's regulated businesses.

As of February 28, 2013, it became probable that a NiSource pension plan's lump sum payouts for 2013 would exceed the plan's 2013 service cost plus interest cost and, therefore, settlement accounting was required. A settlement charge of $20.7 million was recorded during the first quarter of 2013. As a result of the settlement, the pension plan was remeasured as of February 28, 2013

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

resulting in a decrease to the pension benefit obligation, net of plan assets, of $18.6 million, and net decreases to regulatory assets and accumulated other comprehensive loss of $36.1 million and $3.2 million, respectively. During the second quarter of 2013, NiSource continued to apply settlement accounting for the pension plan and recognized an additional settlement charge of $3.6 million. As a result of the additional settlement, the pension plan was remeasured as of May 31, 2013 resulting in a decrease to the pension benefit obligation, net of plan assets, of $30.7 million, and net decreases to regulatory assets and accumulated other comprehensive loss of $30.8 million and $3.5 million, respectively. During the third quarter of 2013, NiSource continued to apply settlement accounting for the pension plan and recognized an additional settlement charge of $4.0 million. As a result of the additional settlement, the pension plan was remeasured as of August 31, 2013 resulting in a decrease to the pension benefit obligation, net of plan assets, of $1.7 million, a net decrease to regulatory assets of $6.5 million and a net increase to accumulated other comprehensive loss $0.8 million. Net periodic pension benefit cost for 2013 was decreased by $3.6 million as a result of the remeasurements.

The following table provides the key assumptions that were used to calculate the pension benefit obligation and the net periodic benefit cost at the measurement dates of August 31, 2013, May 31, 2013, February 28, 2013 and December 31, 2012:

	August 31, 2013	May 31, 2013	February 28, 2013	December 31, 2012
Actuarial Assumptions
Discount Rate	4.25%	3.75%	3.50%	3.63%
Expected return on assets	8.30%	8.30%	8.30%	8.30%

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
Northern Indiana has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, Northern Indiana has not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if Northern Indiana is the primary beneficiary. Northern Indiana will continue to request the information required to determine whether Pure Air is a VIE. Northern Indiana has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $17.1 million and $16.5 million for the nine months ended September 30, 2013 and 2012, respectively.

14.    Long-Term Debt

On October 10, 2013, NiSource Finance issued $500.0 million of 5.65% senior unsecured notes that mature on February 1, 2045.

On August 19, 2013, Northern Indiana redeemed $30.0 million of 7.16% medium term notes.

On July 22, 2013, Northern Indiana redeemed $5.0 million of 7.21% medium term notes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On July 8, 2013, Northern Indiana redeemed $15.0 million of 7.35% medium term notes.

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

15.    Short-Term Borrowings
On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At September 30, 2013, NiSource had no outstanding borrowings under this facility.
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. The program capacity was expanded to $1.5 billion with the addition of RBS as a fifth dealer on February 15, 2013. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility. At September 30, 2013, NiSource had $612.5 million of commercial paper outstanding.
As of September 30, 2013 and December 31, 2012, NiSource had $39.2 million and $36.4 million of stand-by letters of credit outstanding, of which $21.3 million and $18.3 million were under the revolving credit facility, respectively.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $208.3 million and $233.3 million as of September 30, 2013 and December 31, 2012, respectively. Refer to Note 9, “Transfers of Financial Assets,” for additional information.

(in millions)	September 30, 2013	December 31, 2012
Commercial Paper weighted average interest rate of 0.67% and 1.11% at September 30, 2013 and December 31, 2012, respectively.	$612.5	$499.6
Credit facilities borrowings weighted average interest rate of 3.73% at December 31, 2012.	—	44.0
Accounts receivable securitization facility borrowings	208.3	233.3
Total short-term borrowings	$820.8	$776.9
Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

16.    Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the 1994 Plan or the Director Plan. At September 30, 2013, there were 6,734,008 shares reserved for future awards under the Omnibus Plan.
Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $8.8 million and $6.3 million for the three months ended September 30, 2013, and 2012, respectively, as well as related tax benefits of $3.2 million and $2.2 million, respectively. For the nine months ended September 30, 2013, and 2012, stock-based employee compensation expense of $17.5 million and $13.6 million was recognized, respectively, as well as related tax benefits of $6.1 million and $5.0 million, respectively.
As of September 30, 2013, the total remaining unrecognized compensation cost related to nonvested awards amounted to $21.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.
Stock Options. As of September 30, 2013, approximately 0.5 million options were outstanding and exercisable with a weighted average strike price of $22.44. No options were granted during the nine months ended September 30, 2013 and 2012. As of September 30, 2013, the aggregate intrinsic value for the options outstanding and exercisable was $4.5 million. During the nine months ended September 30, 2013 and 2012, cash received from the exercise of options was $22.6 million and $24.7 million, respectively.
Restricted Stock Units and Restricted Stock. During the nine months ended September 30, 2013, NiSource granted 69,651 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of restricted stock units and shares of restricted stock was $1.8 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. If the employee terminates employment before the service conditions lapse due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the shares of restricted stock and restricted stock units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination. As of September 30, 2013, 371,870 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the nine months ended September 30, 2013, NiSource granted 664,776 performance shares subject to performance conditions. The grant date fair value of the awards was $15.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2012 and ending on December 31, 2015) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on February 29, 2016 when the shares vest provided the performance criteria are satisfied. In general, if the employee terminates employment before February 29, 2016 due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

forfeited effective on the employee’s date of termination. As of September 30, 2013, 1,974,337 nonvested performance shares were granted and outstanding.
Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of September 30, 2013, 148,702 restricted stock units are outstanding to non-employee directors under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of September 30, 2013, 181,106 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the quarters ended September 30, 2013 and 2012, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $7.9 million and $6.7 million, respectively. For the nine months ended September 30, 2013 and 2012, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $22.2 million and $19.4 million, respectively.

17.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2013 and the years in which they expire were:

(in millions)	Total	2013	2014	2015	2016	2017	After
Guarantees of subsidiaries debt	$7,210.5	$—	$500.0	$230.0	$616.5	$507.0	$5,357.0
Guarantees supporting commodity transactions of subsidiaries	10.7	10.7	—	—	—	—	—
Accounts receivable securitization	208.3	208.3	—	—	—	—	—
Lines of credit	612.5	612.5	—	—	—	—	—
Letters of credit	39.2	0.7	22.3	16.2	—	—	—
Other guarantees	132.3	18.1	48.4	3.0	—	—	62.8
Total commercial commitments	$8,213.5	$850.3	$570.7	$249.2	$616.5	$507.0	$5,419.8

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $7.2 billion of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheets (unaudited). The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding medium-term notes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Guarantees Supporting Commodity Transactions of Subsidiaries. NiSource has issued guarantees, which support up to $10.7 million of commodity-related payments for its current subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
Lines and Letters of Credit and Accounts Receivable Advances. On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At September 30, 2013, NiSource had no borrowings under its five-year revolving credit facility, $612.5 million in commercial paper outstanding and $208.3 million outstanding under its accounts receivable securitization agreements. At September 30, 2013, NiSource issued stand-by letters of credit of approximately $39.2 million for the benefit of third parties. See Note 15, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. NiSource has additional purchase and sales agreement guarantees totaling $28.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has on deposit a letter of credit with Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the Debt Service Reserve Account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of September 30, 2013.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As of September 30, 2013 and December 31, 2012, NiSource had recorded reserves of approximately $149.5 million and $160.6 million, respectively, to cover environmental remediation at various sites. The current portion of this reserve is included in "Legal and environmental reserves" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
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
In the first quarter of 2012, the EPA proposed an output-based carbon standard for new power plants. On September 20, 2013, the EPA announced withdrawal of the proposed standard and released a new proposal. The newly proposed standard would, for the first time, set national limits on the amount of carbon emissions allowed from new power plants. The revised numerical limit requires that compliance for new coal-fired plants include capture and sequestration of carbon dioxide. In addition, the EPA acknowledged that it intends to regulate existing sources with a proposed rule expected in 2014.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the liability were noted as a result of the refresh completed as of June 30, 2013. The total liability at NiSource related to the facilities subject to remediation was $131.4 million and $132.6 million at September 30, 2013 and December 31, 2012, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect Columbia Pipeline Group Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability.
Columbia Pipeline Group Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. During the third quarter of 2011, Columbia Transmission completed a study to estimate its future remediation requirements related to the AOC. Columbia Transmission accordingly increased its liability for estimated remediation costs by $25.6 million. Since the third quarter of 2011, Columbia Transmission has been monitoring its liability on a quarterly basis and performed an annual refresh of the study during the second quarter of subsequent years, with no material changes recorded. The total liability at Columbia Transmission related to the facilities subject to remediation was $11.8 million and $21.7 million at September 30, 2013 and December 31, 2012, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be substantially completed in 2015.
One of the facilities subject to the 1995 AOC is the Majorsville Operations Center, which was remediated under an EPA approved Remedial Action Work Plan in summer 2008. The completed work was approved by EPA, and Columbia Transmission continues to monitor the site subject to EPA oversight. On April 23, 2009, the PADEP issued Columbia Transmission an NOV, alleging that the remediation did not fully address the site's impact on an adjacent stream, which Columbia Transmission disputes. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid Waste Management Act and includes a settlement demand in the amount of $1 million. The PADEP has not initiated a legal proceeding since issuance of the NOV. Columbia Transmission believes that it is reasonably unlikely that a penalty will be assessed.
Electric Operations.
Air
Northern Indiana expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require Northern Indiana to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $860 million, of which approximately $350 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. Northern Indiana believes that the capital costs will likely be recoverable from ratepayers.
Sulfur dioxide: In June 2010, the EPA promulgated a revised primary one-hour SO2 NAAQS. The EPA completed its initial round of SO2 nonattainment designations in July 2013, based upon ambient air monitoring data. Counties containing Northern Indiana

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

coal-fired generating stations were not designated as nonattainment, but they will be addressed in future action by the EPA. Northern Indiana will continue to monitor developments in these matters but does not anticipate a material impact.
Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including Northern Indiana's, and restricted emission allowance trading programs were scheduled to begin in 2012. In a decision issued on August 21, 2012 the D.C. Circuit Court vacated the CSAPR leaving the CAIR trading program provisions and requirements in place. The EPA subsequently petitioned for a writ of certiorari, and the Supreme Court granted this writ on June 24, 2013. Oral arguments are scheduled for December 10, 2013 and a decision is expected sometime next year. These legal developments do not significantly impact Northern Indiana's current emissions control plans. Northern Indiana utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. Northern Indiana believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow Northern Indiana to meet the emission requirements of CAIR, while a replacement for CSAPR is developed to address the court's decision.

Utility Mercury and Air Toxics Standards Rule:   On February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated two EPA rules that are the basis for the Indiana Air Pollution Control Board’s Clean Air Mercury Rule (CAMR) that established utility mercury emission limits in two phases (2010 and 2018) and a cap-and-trade program to meet those limits. In response to the vacatur, the EPA pursued a new Section 112 rulemaking to establish MACT standards for electric utilities. The EPA finalized the MATS rule on December 16, 2011. Compliance for Northern Indiana’s affected units is required by April 2016. Northern Indiana has developed a plan for further environmental controls to comply with MATS.
New Source Review:   On September 29, 2004, the EPA issued an NOV to Northern Indiana for alleged violations of the CAA and the Indiana SIP. The NOV alleged that modifications were made to certain boiler units at three of Northern Indiana’s generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. Northern Indiana, the EPA, the Department of Justice, and IDEM have settled the matter through a consent decree, entered on July 22, 2011.
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

On June 7, 2013, the EPA published a proposed rule to amend the effluent limitations guidelines and standards for the Steam Electric Power Generating category. Northern Indiana anticipates the rule to be finalized in 2014 and will continue to monitor this matter but cannot estimate the cost of compliance at this time.
Waste
On March 31, 2005, the EPA and Northern Indiana entered into an AOC under the authority of Section 3008(h) of the RCRA for the Bailly Station. The order requires Northern Indiana to identify the nature and extent of releases of hazardous waste and hazardous constituents from the facility. Northern Indiana must also remediate any release of hazardous constituents that present an unacceptable risk to human health or the environment. In July 2012, the EPA issued a Final Decision for Areas A and B of the Bailly facility. Remedial activities in those areas have commenced and may continue into 2014. The process to investigate and select appropriate remedial activities at a third area is ongoing.
The Indiana Department of Environmental Management requested that Northern Indiana enter into AOCs to identify the nature and extent of releases of hazardous waste and hazardous constituents at the Michigan City and Mitchell Generating Stations. The final AOC for the Michigan City Generating Station became effective in October 2013, and investigation activities are expected to commence in 2014. A final AOC for the Mitchell Generating Station is expected to be effective in 2014. Northern Indiana cannot estimate the cost of compliance with any AOCs at this time.
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

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2013:

Three Months Ended September 30, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2013	$(0.7)	$(27.2)	$(34.1)	$(62.0)
Other comprehensive income before reclassifications	1.0	(0.1)	(0.6)	0.3
Amounts reclassified from accumulated other comprehensive income	(0.1)	0.7	0.7	1.3
Net current-period other comprehensive income	0.9	0.6	0.1	1.6
Balance as of September 30, 2013	$0.2	$(26.6)	$(34.0)	$(60.4)

Nine Months Ended September 30, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2013	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(1.9)	(0.1)	2.6	0.6
Amounts reclassified from accumulated other comprehensive income	(0.5)	2.1	2.9	4.5
Net current-period other comprehensive (loss) income	(2.4)	2.0	5.5	5.1
Balance as of September 30, 2013	$0.2	$(26.6)	$(34.0)	$(60.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Equity Investment
As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss at September 30, 2013 of $17.9 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $17.9 million and $18.7 million at September 30, 2013 and December 31, 2012, respectively, is included in gains and losses on cash flow hedges above.

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
At September 30, 2013, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group (formerly known as Gas Transmission and Storage) Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
REVENUES
Gas Distribution Operations
Unaffiliated	$409.5	$378.9	$2,126.8	$1,882.8
Intersegment	—	0.1	0.2	0.4
Total	409.5	379.0	2,127.0	1,883.2
Columbia Pipeline Group Operations
Unaffiliated	251.3	156.6	752.0	599.1
Intersegment	31.4	31.5	105.9	105.4
Total	282.7	188.1	857.9	704.5
Electric Operations
Unaffiliated	413.6	418.3	1,175.9	1,148.4
Intersegment	0.1	0.2	0.5	0.6
Total	413.7	418.5	1,176.4	1,149.0
Corporate and Other
Unaffiliated	2.4	2.4	5.8	7.0
Intersegment	119.6	119.3	351.3	345.3
Total	122.0	121.7	357.1	352.3
Eliminations	(151.1)	(151.1)	(457.9)	(451.7)
Consolidated Gross Revenues	$1,076.8	$956.2	$4,060.5	$3,637.3
Operating Income (Loss)
Gas Distribution Operations	$(5.0)	$10.4	$279.1	$263.4
Columbia Pipeline Group Operations	98.7	38.8	321.0	268.9
Electric Operations	87.5	83.7	212.2	200.2
Corporate and Other	(4.8)	(1.4)	(13.0)	1.0
Consolidated Operating Income	$176.4	$131.5	$799.3	$733.5

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in millions)	2013	2012
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$202.7	$119.6
Stock issuance to employee savings plans	22.2	19.4
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$359.4	$336.1
Cash paid for income taxes	8.5	8.4

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
For the nine months ended September 30, 2013, NiSource reported income from continuing operations of $337.9 million, or $1.08 per basic share, compared to $276.7 million, or $0.97 per basic share reported for the same period in 2012.
The increase in income from continuing operations was due primarily to the following items:

•
The impacts of the customer settlement at Columbia Transmission increased net revenues by $50.2 million. Refer to Note 6, "Regulatory Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information.

•
Regulatory and service programs at Gas Distributions Operations increased net revenues by $28.5 million primarily due to the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and rate cases at Columbia of Massachusetts and Columbia of Pennsylvania. Refer to Note 8, “Regulatory Matters,” of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for more information.

•
Colder weather in 2013 resulted in an increase in income from continuing operations of $27.4 million compared to the prior year. Weather statistics are provided in the Gas Distribution and Electric Operations’ segment discussions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Net revenues increased by $20.4 million as a result of environmental investment cost recovery at Electric Operations resulting from the electric rate case. Refer to Note 8, “Regulatory Matters,” of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for more information.

•	Other, net increased by $16.8 million primarily due to a gain from insurance proceeds and AFUDC earnings.
These increases to income from continuing operations were partially offset by the following:

•
Employee and administrative expense increased by $32.8 million due primarily to IT support and enhancement projects, greater labor expense due to a growing workforce and reduced payroll capitalization and timing of outages and maintenance.

•
Depreciation and amortization increased by $13.4 million primarily as a result of higher capital expenditures placed in service. NiSource projects 2013 capital expenditures to be approximately $2.0 billion.

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
Northern Indiana continued to focus on customer service, reliability and long-term growth and modernization initiatives during the third quarter, while executing on significant environmental investments.

•
In line with legislation passed earlier this year to support a variety of infrastructure long-term investments, Northern Indiana filed a seven-year natural gas infrastructure modernization and expansion plan with the IURC on October 3, 2013. The legislation provides for timely recovery of related investments through deferrals and tracking mechanisms. The natural gas plan outlines a program of qualifying system modernization projects, with anticipated investment opportunities of approximately $710 million. Northern Indiana's seven-year electric infrastructure modernization plan, filed on July 19, 2013 with outlined investments of approximately $1.1 billion, remains under review by the IURC. Northern Indiana anticipates making its initial electric and natural gas investments in early-to-mid 2014.

•
Northern Indiana extended its 2010 natural gas customer rate settlement through 2020 following the IURC's approval of an agreement reached earlier this year with the OUCC and other key customer stakeholders on August 28, 2013.

•
Work continues on Northern Indiana's two electric transmission projects in northern Indiana, which support new jobs, enhance system reliability and offer environmental benefits. Northern Indiana recently selected the route for the first project and is in discussions with landowners and communities along the line's path. Together the projects will involve an investment by Northern Indiana of approximately $500 million.

•
Northern Indiana continues to execute on the approximately $250 million FGD project at the Michigan City generating station. This project is scheduled for completion by the end of 2015. The approximately $500 million FGD project at Northern Indiana's Schahfer generating station remains on schedule and on budget. The units will be placed into service in the fourth quarter of 2013 and in late 2014.

•
On October 10, 2013, the IURC issued an Order approving Northern Indiana's capital projects and associated cost recovery for investments to support compliance with the EPA's MATS rule. The investments are expected to reach approximately $60 million over the next three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

NiSource's Gas Distribution companies continue to deliver strong results from their strategy of aligning long-term infrastructure replacement and enhancement programs with a variety of complementary customer programs and regulatory initiatives.

•
Gas Distribution Operations' infrastructure replacement and enhancement program is on track to reach an investment level of approximately $750 million in 2013. This investment supports NiSource's commitment to delivering safe, reliable services to customers and solid financial performance for shareholders.

•
Columbia of Kentucky continues to make progress on its base rate case filed in May 2013 with the Kentucky PSC. The case seeks an annual revenue increase of approximately $16.6 million. It also includes a more modern rate design using a revenue normalization adjustment and supports Columbia of Kentucky's ongoing infrastructure investment plans. If approved, new rates are expected to go into effect in January 2014.

•
Columbia of Massachusetts' base rate case remains on schedule with the Massachusetts DPU. The case, which seeks increased cost of service of $30 million, is designed to support Columbia of Massachusetts' expanded infrastructure modernization and replacement plans with timely investment recovery. An order is expected by February 28, 2014, with new rates going into effect on March 1, 2014.

•
On September 23, 2013, Columbia of Maryland received a final order from the Maryland PSC on its base rate case. In addition to implementing a revenue normalization adjustment mechanism for residential customers, the Order approved an annual revenue increase of $3.6 million. Rates went into effect on September 25, 2013.

Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.

Modernization, Commercial Growth and Expansion of the Columbia Pipeline Group (formerly known as Gas Transmission and Storage) Operations
Columbia Pipeline Group Operations continues to make progress on its long-term infrastructure modernization program, as well as a series of midstream and core growth initiatives tied to NiSource's asset position in the Utica and Marcellus Shale production regions.

•
Columbia Transmission is on track to complete the first year of investments under its system modernization settlement. As provided in the settlement, Columbia Transmission will make a tracker filing reflecting first-year investments of approximately $300 million with the FERC by the end of this year. The modernization settlement covers the initial five years of a 10 to 15 year program totaling $4 billion to $5 billion of investments.

•
On September 30, 2013, Pennant announced the construction of an approximately $60 million, 38-mile natural gas liquids pipeline in eastern Ohio. The line will connect a cryogenic processing plant in New Middleton, Ohio, to the UEO Kensington facility near Kensington, Columbiana County, Ohio. The initial capacity is expected to deliver up to approximately 90,000 barrels a day, starting in the third quarter of 2014. NiSource Midstream operates Pennant, which is jointly owned by Harvest Pipeline, an affiliate of Hilcorp, and NiSource Midstream.

•
The first phase of Pennant's pipeline and processing facilities remains on schedule to begin service by the end of 2013. The $320 million project involves the construction of 55 miles of 20 inch and 24 inch gathering pipeline facilities with an initial capacity of 600 MMcf per day, and a cryogenic natural gas liquids processing plant with an initial capacity of 200 MMcf per day. NiSource owns a 50.0% interest in Pennant and is responsible for 50.0% of the investment.

•
Millennium is on track with development of an approximately $45 million new compressor facility in Delaware County, New York. The project, which will increase the pipeline's delivery capacity to 850,000 Dth per day, is expected to be in service April 1, 2014. NiSource owns a 47.5% interest in Millennium and is responsible for 47.5% of the investment.

•
Columbia Pipeline Group Operations' core projects, including the approximately $200 million West Side Expansion Project, the approximately $275 million East Side Expansion Project and the approximately $37 million Power Plant Generation Project, among others, remain on track and will add more than 1 Bcf of capacity when completed over the next two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Financial Management of the Balance Sheet
At the end of the third quarter, NiSource maintained approximately $1,381.1 million in net available liquidity. Additionally, during the first quarter of 2013, Standard & Poor's reaffirmed NiSource's BBB- credit rating and stable outlook.

On October 10, 2013, NiSource Finance issued $500.0 million of 5.65% senior unsecured notes that mature on February 1, 2045.
On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At September 30, 2013, NiSource had no outstanding borrowings under this facility.

On August 19, 2013, Northern Indiana redeemed $30.0 million of 7.16% medium term notes.

On July 22, 2013, Northern Indiana redeemed $5.0 million of 7.21% medium term notes.

On July 8, 2013, Northern Indiana redeemed $15.0 million of 7.35% medium term notes.

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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended September 30, 2013
Net Income
NiSource reported net income of $48.1 million, or $0.16 per basic share, for the three months ended September 30, 2013, compared to net income of $19.3 million, or $0.06 per basic share, for the third quarter of 2012. Income from continuing operations was $49.5 million, or $0.16 per basic share, for the three months ended September 30, 2013, compared to income from continuing operations of $16.6 million, or $0.05 per basic share, for the third quarter of 2012. Operating income was $176.4 million, an increase of $44.9 million from the same period in 2012. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2013 were 312.8 million compared to 290.3 million at September 30, 2012.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended September 30, 2013, were $833.8 million, a $104.8 million increase from the same period last year. This increase in net revenues was primarily due to increased Columbia Pipeline Group Operations’ net revenues of $94.5 million and increased Gas Distribution Operations' net revenues of $15.4 million partially offset by a decrease in Electric Operations' net revenues of $5.3 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily as a result of the 2012 customer settlement at Columbia Transmission, which increased net revenues by $66.0 million and higher regulatory trackers, which are offset in expense, of $26.7 million.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $11.1 million for regulatory and service programs, including the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and the rate case at Columbia of Pennsylvania and increased trackers, which are offset in expense, of $7.1 million. These increases were partially offset by a settlement of $3.2 million at Columbia of Massachusetts related to a prior period contract.

•
Electric Operations’ net revenues decreased due primarily to the effects of colder weather of $8.9 million, lower environmental trackers, which are offset in expense, of $8.4 million, a decrease of $3.8 million related to the final reconciliation of the revenue credit recorded in 2012 and lower residential margins of $1.6 million. These decreases were partially offset by an increase in environmental investment cost recovery of $7.2 million and higher commercial and industrial margins of $6.9 million.

Operating Expenses
Operating expenses for the third quarter of 2013 were $667.9 million, an increase of $62.4 million from the 2012 period. This increase was primarily due to higher operation and maintenance expenses of $50.3 million and increased depreciation and amortization of $19.2 million, partially offset by an increase in the gain on sale of assets of $9.1 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in revenue, of $28.7 million, software data conversion costs of $7.5 million, higher environmental costs of $6.5 million and increased employee and administrative costs of $5.2 million. The increase in depreciation and amortization is primarily due to the impacts of the customer settlement at Columbia Transmission. The gain on the sale of assets is primarily attributable to the sale of storage base gas of $11.1 million at Columbia Transmission.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $10.5 million during the third quarter of 2013 compared to $8.0 million for the third quarter of 2012. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage, which are integral to the Columbia Pipeline Group Operations’ business.
Other Income (Deductions)
Other Income (Deductions) reduced income by $99.0 million in the third quarter of 2013 compared to a reduction in income of $105.7 million in the prior year. The decrease in deductions is primarily due to a decrease in interest expense of $4.2 million resulting from the maturities of $420.3 million of long-term debt in March 2013 and $315.0 million of long-term debt in November 2012 partially offset by higher interest expense from the issuance of $750.0 million of long-term debt issued in April 2013. Other, net income of $4.7 million was recorded in 2013 compared to $2.2 million in 2012.
Income Taxes
Income tax expense for the quarter ended September 30, 2013 was $27.9 million compared to $9.2 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2013 and 2012, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended September 30, 2013 and 2012 were 36.0% and 35.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.

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

On July 24, 2013, Transportation Finance Bill H3535 which was passed by the Massachusetts legislature, repealed the reduced tax rate of 6.5% for public utility corporations contained in Section 52A of Chapter 63 of the Massachusetts General Laws. Effective January 1, 2014, Columbia of Massachusetts will be taxed at 8.0%, which is the current franchise tax rate for corporations that are not public utilities. Deferred income taxes were adjusted by $3.2 million as a result of this law change.

On September 13, 2013, the IRS and U.S. Treasury issued final regulations on the deductibility and capitalization of expenditures related to tangible property, generally effective for tax years beginning on or after January 1, 2014. Taxpayers may elect early adoption of the regulations for the 2012 or 2013 tax year. NiSource does not plan to early adopt the regulations. Deferred tax liabilities at September 30, 2013 are not materially affected by the regulations. The final regulations do not impact the effect of Revenue Procedure 2013-24 issued on April 30, 2013 which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of units of property for purposes of analyzing repair versus capitalization issues. NiSource will likely adopt this Revenue Procedure for income tax filings in 2014.

There were no material changes recorded in the third quarter of 2013 to NiSource's uncertain tax positions as of December 31, 2012.
Discontinued Operations
There was net income of $0.1 million in the third quarter of 2013 from discontinued operations compared to net income of $2.7 million in the third quarter of 2012. There was a loss on disposition of discontinued operations of $1.5 million in the third quarter of 2013 due to the sale of NiSource's unregulated marketing business.
Results of Operations
Nine Months Ended September 30, 2013
Net Income
NiSource reported net income of $380.3 million, or $1.22 per basic share, for the nine months ended September 30, 2013, compared to net income of $282.1 million, or $0.99 per basic share, for the nine months ended September 30, 2012. Income from continuing operations was $337.9 million, or $1.08 per basic share, for the nine months ended September 30, 2013, compared to income from continuing operations of $276.7 million, or $0.97 per basic share, for the nine months ended September 30, 2012. Operating income was $799.3 million, an increase of $65.8 million from the same period in 2012. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2013 were 312.1 million compared to 285.9 million at September 30, 2012.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2013, were $2,792.2 million, a $245.2 million increase from the same period last year. This increase in net revenues was primarily due to increased Columbia Pipeline Group Operations’ net revenues of $154.1 million, increased Gas Distribution Operations' net revenues of $90.0 million and increased Electric Operations' net revenues of $1.5 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $96.5 million, the impacts of the customer settlement at Columbia Transmission, which increased net

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

revenues by $50.2 million, higher commodity and demand revenue of $4.7 million and increased mineral rights royalty revenue of $4.4 million. These increases were partially offset by lower shorter term transportation services of $3.5 million.

•
Gas Distribution Operations’ net revenues increased primarily due to the effects of colder weather of $40.4 million, an increase of $28.5 million for regulatory and service programs, including the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and rate cases at Columbia of Massachusetts and Columbia of Pennsylvania, increased trackers, which are offset in expense, of $13.7 million, and an increase in residential and commercial usage of $5.7 million.

•
Electric Operations’ net revenues increased due primarily to an increase in environmental investment cost recovery of $20.4 million, higher industrial, residential and commercial margins of $10.0 million and transmission upgrade revenue of $6.5 million. These increases were partially offset by the effects of colder weather of $13.0 million, lower environmental trackers, which are offset in expense, of $12.2 million, a decrease of $4.7 million related to the final reconciliation of the revenue credit recorded in 2012, higher fuel handling costs of $3.3 million and a decrease in a RTO recovery mechanism of $2.9 million, which is offset in expense.

Operating Expenses
Operating expenses for the nine months ended 2013 were $2,018.5 million, an increase of $180.8 million from the 2012 period. This increase was primarily due to higher operation and maintenance expenses of $167.4 million and increased depreciation and amortization of $13.4 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in revenue, of $107.6 million, higher employee and administrative costs of $32.8 million, increased outside services of $12.3 million, software data conversion costs of $7.5 million and a mark-to-market adjustment of corporate owned life insurance assets primarily in the prior year of $6.6 million. These increases were partially offset by lower electric generation costs of $11.2 million as a result of the timing of planned and unplanned outages. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $25.6 million for the nine months ended September 30, 2013 compared to $24.2 million for the same period in 2012. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage, which are integral to the Columbia Pipeline Group Operations’ business.
Other Income (Deductions)
Other Income (Deductions) reduced income by $282.2 million in the nine months ended September 30, 2013 compared to a reduction in income of $309.1 million in the prior year. The decrease in deductions is primarily due to an increase in Other, net of $16.8 million in 2013 compared to the same period in 2012 and a decrease in interest expense. This increase is primarily attributable to a gain from insurance proceeds and AFUDC earnings. Interest expense of $304.3 million was recorded in 2013, a decrease of $10.1 million compared to the prior year. The decrease resulted from the maturity of $420.3 million of long-term debt in March 2013 and $315.0 million of long-term debt in November 2012, and lower average short-term borrowings partially offset by higher interest expense from the issuance of $750.0 million of long-term debt in April 2013 and $750.0 million of long-term debt in June 2012.
Income Taxes
Income tax expense for the nine months ended September 30, 2013 was $179.2 million compared to $147.7 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2013 and 2012, adjusted for tax expense associated with certain discrete items. The effective tax rates for the six months ended September 30, 2013 and 2012 were 34.7% and 34.8%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.
Discontinued Operations
There was net income of $7.5 million for the nine months ended September 30, 2013 from discontinued operations compared to net income of $5.4 million for the comparable period in 2012. The increase is primarily the result of a one-time settlement received in the first quarter of 2013. A gain on the disposition of discontinued operations of $34.9 million was recorded in 2013 as a result of a gain on the sale of the service plan and leasing business lines of NiSource's Retail Services business partially offset by a loss on the sale of NiSource's unregulated marketing business.

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
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2013 was $1,078.6 million, an increase of $136.8 million compared to the nine months ended September 30, 2012. The increase in net cash from operating activities was primarily due to an increase in working capital from income tax receivables of $179.7 million primarily due to a refund from the IRS received in 2013.
Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $11.3 million to its pension plans and approximately $40.4 million to its postretirement medical and life plans in 2013, which could change depending on market conditions. For the nine months ended September 30, 2013, NiSource has contributed $9.1 million to its pension plans and $29.6 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the nine months ended September 30, 2013 were $1,297.3 million, compared to $1,022.2 million for the comparable period in 2012. This increased spending is mainly due to higher expenditures in the Columbia Pipeline Group Operations segment for various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under its modernization program. Additionally, there were increased expenditures in the Electric Operations segment due primarily to the FGD projects. NiSource projects 2013 capital expenditures to be approximately $2.0 billion.
Restricted cash was $18.3 million and $46.8 million as of September 30, 2013 and December 31, 2012, respectively. The decrease in restricted cash was due to the sale of NiSource’s unregulated natural gas marketing business.
Contributions to equity investees increased $65.8 million due to higher contributions made by NiSource Midstream to Pennant. Refer to the Columbia Pipeline Group Operations segment discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operations for information on these contributions.

Financing Activities
Long-term Debt.    Refer to Note 14, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.

Credit Facilities.    On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes.
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. The program capacity was expanded to $1.5 billion with the addition of RBS as a fifth dealer on February 15, 2013. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility, which expires in September 2018.
NiSource Finance had no outstanding borrowings under its five-year revolving credit facility at September 30, 2013 and borrowings of $44.0 million at December 31, 2012, at a weighted average interest rate of 3.73%. In addition, NiSource Finance had $612.5 million in commercial paper outstanding at September 30, 2013, at a weighted average interest rate of 0.67% and $499.6 million in commercial paper outstanding at December 31, 2012, at a weighted average interest rate of 1.11%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

As of September 30, 2013 and December 31, 2012, NiSource had $208.3 million and $233.3 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 9, “Transfers of Financial Assets.”
As of September 30, 2013, NiSource had $39.2 million of stand-by letters of credit outstanding of which $21.3 million were under the revolving credit facility. At December 31, 2012, NiSource had $36.4 million of stand-by letters of credit outstanding of which $18.3 million were under the revolving credit facility.
As of September 30, 2013, an aggregate of $1,366.2 million of credit was available under the credit facility.
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
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $34.0 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Contractual Obligations.    Refer to Note 11, “Income Taxes,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for material changes recorded during the nine months ended September 30, 2013 to NiSource’s uncertain tax positions recorded as of December 31, 2012.
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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.6 million and $10.7 million for the three and nine months ended September 30, 2013, respectively, and $2.8 million and $11.3 million for the three and nine months ended September 30, 2012, respectively.

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
NiSource has issued guarantees that support up to approximately $10.7 million of commodity-related payments for its current and former subsidiaries involved in energy marketing activities. These guarantees were provided to counterparties in order to facilitate physical and financial transactions involving natural gas services. To the extent liabilities exist under the commodity-related contracts subject to these guarantees, such liabilities are included in the Condensed Consolidated Balance Sheets (unaudited).
NiSource has purchase and sales agreement guarantees totaling $28.0 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has other guarantees outstanding. Refer to Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended September 30, 2013.
Recently Issued Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-10 which amends ASC 815 to include the Fed Funds Effective Swap Rate as an appropriate benchmark interest rate in the accounting for fair value and cash flow hedges in the United States, in addition to the interest rates on direct Treasury obligations of the U.S. government and LIBOR. Additionally, entities are no longer prohibited from using different benchmark interest rates for similar hedges except in rare and justifiable circumstances. The ASU applies prospectively to qualifying new hedging relationships entered into on or after July 17, 2013, or to hedging relationships redesignated on or after that date. NiSource is currently reviewing the provisions of the new standard to determine the future impact on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Dodd-Frank Financial Reform Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter (“OTC”) derivatives markets, requiring OTC transactions in instruments defined as “swaps” under the new regulations to be cleared through a "designated contract market" or "swap execution facility" and cash margins to be posted for those transactions. During 2012, the Commodity Futures Trading Commission (“CFTC”) finalized most of the remaining key regulations under the Act, which started to go into effect in late 2012 in accordance with a schedule promulgated by the CFTC. NiSource is not a “swap dealer”, a “major swap participant” or a “financial entity” as defined under the regulations and, therefore, various exemptions from mandatory clearing and real-time reporting will apply to most of NiSource's swap transactions. While the Act and the new regulations have had some impact on capital markets and derivatives markets generally, NiSource does not expect compliance with the Act to have any material effect on its operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net Revenues
Sales revenues	$409.5	$379.0	$2,127.0	$1,883.2
Less: Cost of gas sold (excluding depreciation and amortization)	131.7	116.6	964.6	810.8
Net Revenues	277.8	262.4	1,162.4	1,072.4
Operating Expenses
Operation and maintenance	199.1	174.8	614.6	552.6
Depreciation and amortization	51.1	47.9	149.7	141.2
Loss on sale of assets	1.3	—	1.2	—
Other taxes	31.3	29.3	117.8	115.2
Total Operating Expenses	282.8	252.0	883.3	809.0
Operating (Loss) Income	$(5.0)	$10.4	$279.1	$263.4
Revenues ($ in millions)
Residential	$235.3	$213.4	$1,331.2	$1,208.1
Commercial	68.7	61.0	452.2	383.4
Industrial	32.0	32.5	140.6	127.7
Off System	54.8	46.4	210.4	125.3
Other	18.7	25.7	(7.4)	38.7
Total	$409.5	$379.0	$2,127.0	$1,883.2
Sales and Transportation (MMDth)
Residential	15.2	15.4	182.0	146.6
Commercial	16.2	19.7	118.5	106.1
Industrial	120.7	119.2	367.4	364.6
Off System	15.6	16.0	55.7	46.7
Other	—	—	0.4	0.2
Total	167.7	170.3	724.0	664.2
Heating Degree Days	94	123	3,576	2,859
Normal Heating Degree Days	85	88	3,576	3,627
% Colder (Warmer) than Normal	11%	40%	—%	(21)%
Customers
Residential			3,022,289	3,006,298
Commercial			276,219	275,356
Industrial			7,488	7,706
Other			22	22
Total			3,306,018	3,289,382
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the nine months ended September 30, 2013 increased from the same period last year primarily due to colder weather compared to prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a higher fixed residential customer charge. In its 2010 rate case, Northern Indiana implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs: Northern Indiana, Kokomo Gas and Northern Indiana Fuel and Light.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of September 30, 2013, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the third quarter of 2013 was 11% colder than normal and 24% warmer than the third quarter in 2012.
Weather in the Gas Distribution Operations’ territories for the nine months ended September 30, 2013 was normal and 25% colder compared to the same period in 2012.
Throughput
Total volumes sold and transported of 167.7 MMDth for the third quarter of 2013 decreased by 2.6 MMDth from the same period last year. This 1.5% decrease in volume was primarily attributable to warmer weather.

Total volumes sold and transported of 724.0 MMDth for the nine months ended September 30, 2013 increased by 59.8 MMDth from the same period last year. This 9.0% increase in volume was primarily attributable to colder weather compared to the prior year.

Net Revenues
Net revenues for the third quarter of 2013 were $277.8 million, an increase of $15.4 million from the same period in 2012. The increase in net revenues is due primarily to an increase of $11.1 million for regulatory and service programs, including the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and the rate case at Columbia of Pennsylvania and increased trackers, which are offset in expense, of $7.1 million. These increases were partially offset by a settlement of $3.2 million at Columbia of Massachusetts related to a prior period contract.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2013 was a revenue increase of $8.1 million and a decrease of $42.4 million, respectively, compared to an increase of $15.5 million and a decrease of $22.2 million for the three and nine months ended September 30, 2012, respectively.

Net revenues for the nine months ended September 30, 2013 were $1,162.4 million, an increase of $90.0 million from the same period in 2012. The increase in net revenues is due primarily to the effects of colder weather of $40.4 million, an increase of $28.5 million for regulatory and service programs, including the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and rate cases at Columbia of Massachusetts and Columbia of Pennsylvania, increased trackers, which are offset in expense, of $13.7 million, and an increase in residential and commercial usage of $5.7 million.
Operating (Loss) Income
For the third quarter of 2013, Gas Distribution Operations reported an operating loss of $5.0 million, a decrease of $15.4 million from the comparable 2012 period. This decrease is due to an increase in operating expenses, partially offset by higher net revenues, as described above. Operating expenses were $30.8 million higher than the comparable period reflecting increased trackers, which are offset in net revenues, of $7.1 million, higher environmental costs of $6.3 million, increased outside services of $5.6 million, higher depreciation of $3.2 million due to an increase in capital expenditures placed in service, increased employee and administrative expenses of $2.6 million, higher uncollectibles of $2.1 million, increased other taxes, excluding trackers described above, of $1.8 million and a loss on the disposition of land of $1.3 million.

For the nine months ended September 30, 2013, Gas Distribution Operations reported operating income of $279.1 million, an increase of $15.7 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $74.3 million higher than the comparable period reflecting increased employee and administrative expenses of $18.0 million primarily due to increased IT support and enhancement projects and greater labor expense due to a growing workforce and reduced payroll capitalization, higher trackers, which are offset in net revenues, of $13.7 million, increased outside service costs of $12.6 million, higher environmental costs of $8.6 million, an increase in depreciation of $8.5 million due to an increase in capital expenditures placed in service, higher other taxes, excluding trackers described above, of $6.2 million, increased materials and supplies of $2.8 million and a loss on the disposition of land of $1.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net Revenues
Transportation revenues	$176.4	$109.3	$558.9	$506.9
Storage revenues	48.6	49.2	147.8	147.2
Other revenues	57.7	29.6	151.2	50.4
Total Sales Revenues	282.7	188.1	857.9	704.5
Less: Cost of sales (excluding depreciation and amortization)	0.1	—	0.3	1.0
Net Revenues	282.6	188.1	857.6	703.5
Operating Expenses
Operation and maintenance	165.3	135.0	448.0	340.7
Depreciation and amortization	26.7	8.2	78.9	74.2
(Gain) Loss on sale of assets	(11.1)	—	(11.3)	0.1
Other taxes	13.5	14.1	46.6	43.8
Total Operating Expenses	194.4	157.3	562.2	458.8
Equity Earnings in Unconsolidated Affiliates	10.5	8.0	25.6	24.2
Operating Income	$98.7	$38.8	$321.0	$268.9
Throughput (MMDth)
Columbia Transmission	158.4	189.1	790.8	778.9
Columbia Gulf	134.0	205.9	494.0	669.8
Crossroads Pipeline	4.1	3.3	12.4	11.7
Intrasegment eliminations	(36.5)	(86.1)	(211.8)	(314.6)
Total	260.0	312.2	1,085.4	1,145.8

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

Columbia Pipeline Group Operations’ most significant projects are as follows:

Big Pine Gathering System Project. The Columbia Pipeline Group Operations segment made an investment of approximately $165 million, which included right-of-way acquisitions and installation, refurbishment and operation of approximately 57 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline has an initial combined capacity of 425,000 MMcf per day. Natural gas production is being sourced from XTO Energy Inc., a subsidiary of ExxonMobil, in Butler County, Pennsylvania, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project was placed into service in April 2013.

Power Plant Generation Project. The Columbia Pipeline Group Operations segment is spending approximately $37 million on an expansion project, which includes new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric and Power Company. This project will expand the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.

West Side Expansion. The Columbia Pipeline Group Operations segment is investing approximately $200 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provide a backhaul transportation path to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 444,000 Dth per day from the Smithfield and Waynesburg areas and up to 540,000 Dth per day from Leach to Rayne

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

transporting Marcellus production under long-term, firm contracts. The project is expected to be in service by the fourth quarter of 2014 with limited interim service provided in 2012 through 2014.

East Side Expansion. The Columbia Pipeline Group Operations segment is developing its East Side Expansion project, which will provide access for Marcellus supplies to the northeastern and mid-Atlantic markets. Backed by binding precedent agreements, the project will add up to 312,000 Dth per day of capacity and is expected to be placed in service by the end of the third quarter 2015. Columbia Transmission continues to refine the engineering and construction costs of this approximately $275 million project.

Giles County Project. The Columbia Pipeline Group Operations segment is spending approximately $23 million to construct nearly thirteen miles of pipeline to provide 45,000 Dth per day of firm service to a third party off of its Line KA system into Columbia of Virginia's system. Columbia of Virginia will expand pipeline facilities and an existing direct connection with the third party's plant in Giles County, Virginia. The project is planned to be in-service by the fourth quarter 2014.

Line 1570 Expansion . The Columbia Pipeline Group Operations segment is replacing 18.7 miles of 20-inch bare steel pipe with 24-inch pipe from Waynesburg, Pennsylvania to Redd Farm, Pennsylvania at an approximate cost of $20 million. The project also includes the installation of two compressors at Redd Farm and an uprate in horsepower at Waynesburg, increasing capacity by nearly 100,000 Dth per day. The project is expected to be in service by the end of the fourth quarter 2014.
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

Pennant is investing in the construction of approximately 55 miles of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 600 MMcf per day. In addition, Pennant is installing a gas processing facility in New Middletown, Ohio that will have an initial capacity of 200 MMcf per day. Consistent with the terms of the joint venture, NiSource Midstream will operate the gas processing facility and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with an interest in obtaining capacity on the system. NiSource Midstream's initial investment in this area, including the pipeline and the processing plant, is expected to be approximately $160 million. A portion of the facilities are expected to be in service in the fourth quarter of 2013 and the remainder will be in service in the second quarter of 2014.

Pennant is also investing approximately $60 million to construct a 12-inch, 38-mile NGL pipeline that will connect the gas processing facility to the UEO Kensington facility near Kensington, Columbiana County, Ohio and will have the capacity to initially deliver up to approximately 90,000 barrels a day. The construction of this pipeline will enhance the Pennant gathering and processing facility to become a full-service solution for providers in the northern Utica shale region, offering access to wet gas gathering and processing, as well as residue gas and NGL takeaway to attractive market destinations. Construction is expected to be completed in the third quarter of 2014.

During the third quarter of 2013, NiSource Midstream made cash contributions to Pennant totaling $41.9 million. A cash contribution of $0.4 million was made to Pennant during the third quarter of 2012. For the nine months ended September 30, 2013, NiSource Midstream made cash contributions to Pennant of $68.0 million. In October 2013, NiSource Midstream made a cash contribution to Pennant of $16.5 million to fund its continued construction activities.

In a separate agreement with Hilcorp, test wells were drilled in 2012 and continue in 2013 to support the development of the hydrocarbon potential on more than 100,000 combined acres in the Utica/Point Pleasant Shale formation. Production wells are being drilled in 2013, with the full production program in development. NiSource will invest alongside Hilcorp in the development of the acreage, owning both a working and overriding royalty interest. All of the Hilcorp/NiSource acreage is dedicated to Pennant.

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

During the third quarter of 2013 and 2012, Columbia Transmission made contributions to Millennium to fund its share of capital projects of $2.4 million and $3.3 million, respectively. For the same respective periods, Columbia Transmission received distributions of earnings of $6.2 million and $7.1 million. For the nine months ended September 30, 2013, Columbia Transmission made contributions of $9.0 million and received distributions of $17.1 million. For the same period last year, Columbia Transmission made contributions of $10.9 million and received distributions of $22.8 million.

Millennium continued to make progress on two projects, which began in 2012, that will add nearly 30,000 hp of compression to its system, driven to meet the contractual obligations of its anchor shippers. The first project went into service on June 1, 2013 and increased capacity at its interconnections with Algonquin Gas Transmission to 675,000 Dth per day, a total investment of approximately $45 million. The second project includes a total investment of approximately $45 million that will increase capacity by 175,000 Dth per day with interconnections to other third-party facilities. The second project is expected to be in service by April 1, 2014. Columbia Transmission's share of the above investments is limited to its 47.5% interest in Millennium.

Hardy Storage. Hardy Storage is a 50:50 joint venture between subsidiaries of Columbia Transmission and Piedmont that manages an underground storage field in Hardy and Hampshire counties in West Virginia. Columbia Transmission serves as operator of the company, which is regulated by the FERC. Hardy Storage has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day.

During the third quarter of 2013, NiSource received $0.5 million of available accumulated earnings. For the same period last year, NiSource received $0.8 million of available accumulated earnings. For the nine months ended September 30, 2013 and 2012, NiSource received $1.9 million and $2.3 million, respectively, of available accumulated earnings. NiSource made no contributions during 2013 or 2012.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Columbia Pipeline Group Operations segment due to changes in near-term supply and demand conditions. The following percentages for 2012 exclude the impact of the $50 million refund obligation recorded in the third quarter 2012 resulting from the Columbia Transmission customer settlement. For the quarter ended September 30, 2013, approximately 93.7% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.1% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.0% and 5.4%, respectively, for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, approximately 92.9% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.3% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 91.4% and 6.0% respectively, for the nine months ended September 30, 2012.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended September 30, 2013 and 2012, approximately 2.2% and 3.6%, respectively, of the transportation revenues

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

were derived from interruptible contracts. For the nine months ended September 30, 2013 and 2012, approximately 1.8% and 2.6%, respectively, of the transportation revenues were derived from interruptible contracts.
Regulatory Matters
Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Columbia Pipeline Group Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Columbia Pipeline Group Operations segment. As of September 30, 2013, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

Throughput
Columbia Transmission's throughput consists of gas transportation service deliveries to LDC city gates, to gas fired power plants, other industrial customers, or other interstate pipelines in its market area. Columbia Transmission's market area covers portions of northeastern, mid-Atlantic, midwestern, and southern states as well as the District of Columbia. Gas delivered via transportation services to storage is not accounted for as throughput until it is withdrawn from storage and delivered to one of the aforementioned locations via a transportation service. Throughput for Columbia Gulf traditionally consists of gas delivered to Columbia Transmission at Leach, Kentucky as well as gas delivered south of Leach to other interstate pipelines or to an LDC's city gate. Recent changes in market conditions have resulted in more non-traditional throughput such as backhaul transportation services that originate in Leach that flow southward. Columbia Gulf has begun to flow gas in a southerly direction from its Louisiana interconnects to markets in the southeastern United States. Crossroads Pipeline serves customers in Northern Indiana and Ohio via gas flowing west to east originating from outside the Chicago area to Cygnet, Ohio where it interconnects with Columbia Transmission. Intra-segment eliminations represent gas delivered to an affiliated pipeline within the segment.
Throughput for the Columbia Pipeline Group Operations segment totaled 260.0 MMDth for the third quarter of 2013, compared to 312.2 MMDth for the same period in 2012. The decrease of 52.2 MMDth was primarily attributable to a decrease in value between traditional Gulf Coast supplies and Columbia Pipeline Group's markets.
Throughput for the Columbia Pipeline Group Operations segment totaled 1,085.4 MMDth for the nine months ended September 30, 2013, compared to 1,145.8 MMDth for the same period in 2012. The colder weather, which drove a majority of the increase on the Columbia Transmission system, was more than offset by the impact from increased production of Appalachian shale gas that resulted in fewer deliveries being made by Columbia Gulf to Columbia Transmission at Leach, Kentucky.

Net Revenues
Net revenues were $282.6 million for the third quarter of 2013, an increase of $94.5 million from the same period in 2012. The increase in net revenues is primarily due to the 2012 customer settlement at Columbia Transmission, which resulted in an increase in net revenues of $66.0 million and higher regulatory trackers, which are offset in expense, of $26.7 million.

Net revenues were $857.6 million for the nine months ended September 30, 2013, an increase of $154.1 million from the same period in 2012. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $96.5 million, the impacts of the customer settlement at Columbia Transmission, which resulted in an increase in net revenues of $50.2 million, higher commodity and demand revenue of $4.7 million and increased mineral rights royalty revenue of $4.4 million. These increases were partially offset by lower shorter term transportation services of $3.5 million.
Operating Income
Operating income was $98.7 million for the third quarter of 2013, an increase of $59.9 million from the third quarter of 2012. Operating income increased as a result of higher net revenues, as described above, and higher equity earnings, partially offset by increased operating expenses. Operating expenses increased $37.1 million primarily as a result of increased regulatory trackers, which are offset in net revenues, of $26.7 million, higher depreciation of $18.5 million primarily due to the Columbia Transmission customer settlement and software data conversion costs of $7.5 million. These increases were partially offset by a gain on the sale of storage base gas of $11.1 million and decreased outside services of $2.2 million. Equity earnings increased $2.5 million primarily from higher earnings at Millennium.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Operating income was $321.0 million for the nine months ended September 30, 2013, an increase of $52.1 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $103.4 million primarily as a result of increased regulatory trackers, which are offset in net revenues, of $96.5 million, software data conversion costs of $7.5 million, higher depreciation of $4.7 million primarily due to increased capital expenditures placed in service, an increase in employee and administrative expenses of $3.8 million and higher other taxes of $2.8 million. These increases were partially offset by a gain on the sale of storage base gas of $11.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net Revenues
Sales revenues	$413.7	$418.5	$1,176.4	$1,149.0
Less: Cost of sales (excluding depreciation and amortization)	142.2	141.7	408.4	382.5
Net Revenues	271.5	276.8	768.0	766.5
Operating Expenses
Operation and maintenance	107.1	113.2	323.7	333.0
Depreciation and amortization	60.6	63.7	184.2	186.2
Other taxes	16.3	16.2	47.9	47.1
Total Operating Expenses	184.0	193.1	555.8	566.3
Operating Income	$87.5	$83.7	$212.2	$200.2
Revenues ($ in millions)
Residential	$122.1	$126.5	$326.1	$320.1
Commercial	116.8	111.8	324.8	316.4
Industrial	155.3	137.3	467.0	443.0
Wholesale	3.1	4.8	20.8	12.4
Other	16.4	38.1	37.7	57.1
Total	$413.7	$418.5	$1,176.4	$1,149.0
Sales (Gigawatt Hours)
Residential	1,000.5	1,118.7	2,633.7	2,761.1
Commercial	1,066.1	1,071.1	2,929.9	2,955.3
Industrial	2,337.2	2,247.9	6,913.1	6,964.9
Wholesale	108.6	157.9	664.6	233.0
Other	31.3	26.7	91.5	85.1
Total	4,543.7	4,622.3	13,232.8	12,999.4
Cooling Degree Days	531	674	781	1,051
Normal Cooling Degree Days	570	578	799	808
% (Colder) Warmer than Normal	(7)%	17%	(2)%	30%

Electric Customers
Residential			401,174	400,158
Commercial			54,267	53,884
Industrial			2,371	2,441
Wholesale			728	715
Other			6	6
Total			458,546	457,204
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
Regulatory Matters
Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments and cost recovery and trackers for the Electric Operations segment.
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of September 30, 2013, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Sales
Electric Operations sales quantities for the third quarter 2013 were 4,543.7 gwh, a decrease of 78.6 gwh compared to the third quarter of 2012. The 1.7% decrease is primarily attributable to a decrease in residential usage.

Electric Operations sales quantities for the nine months ended September 30, 2013 were 13,232.8 gwh, an increase of 233.4 gwh compared to the same period in 2012. The 1.8% increase is primarily attributable to an increase in wholesale usage.
Net Revenues
Net revenues were $271.5 million for the third quarter of 2013, a decrease of $5.3 million from the same period in 2012. The decrease in net revenues is due primarily to the effects of colder weather of $8.9 million, lower environmental trackers, which are offset in expense, of $8.4 million, a decrease of $3.8 million related to the final reconciliation of the revenue credit recorded in 2012 and lower residential margins of $1.6 million. These decreases were partially offset by an increase in environmental investment cost recovery of $7.2 million and higher commercial and industrial margins of $6.9 million.
At Northern Indiana, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2013 was a revenue increase of $6.9 million and $6.6 million, respectively, compared to an increase of $17.3 million and a decrease of $0.9 million for the three and nine months ended September 30, 2012, respectively.
Net revenues were $768.0 million for the nine months ended September 30, 2013, an increase of $1.5 million from the same period in 2012. The increase in net revenues is due primarily to an increase in environmental investment cost recovery of $20.4 million, higher industrial, residential and commercial margins of $10.0 million and transmission upgrade revenue of $6.5 million. These increases were partially offset by the effects of colder weather of $13.0 million, lower environmental trackers, which are offset in expense, of $12.2 million, a decrease of $4.7 million related to the final reconciliation of the revenue credit recorded in 2012, higher fuel handling costs of $3.3 million and a decrease in a RTO recovery mechanism of $2.9 million, which is offset in expense.
Operating Income
For the third quarter of 2013, Electric Operations reported operating income of $87.5 million, an increase of $3.8 million from the comparable 2012 period. Operating income increased as a result of decreased operating expenses partially offset by lower net revenues, as described above. Operating expenses decreased $9.1 million due primarily to lower environmental trackers, which are offset in net revenues, of $8.4 million, decreased storm damage costs of $2.8 million and lower electric generation costs of $2.7 million. These decreases were partially offset by higher employee and administrative costs of $3.8 million.

For the nine months ended September 30, 2013, Electric Operations reported operating income of $212.2 million, an increase of $12.0 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, and decreased operating expenses. Operating expenses decreased $10.5 million due primarily to lower environmental trackers, which are offset in net revenues, of $12.2 million, decreased electric generation costs of $11.2 million as a result of the timing of outages and maintenance and lower MISO fees of $2.9 million, which are offset in revenue by a RTO recovery mechanism. These decreases were partially offset by increased employee and administrative expenses of $12.3 million and higher depreciation and amortization, excluding trackers described above, of $4.0 million.

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
Changes in Internal Controls
During the quarter ended September 30, 2013, NiSource implemented the first phase of a multi-year process of migrating its subsidiaries to a common financial general ledger. During this phase, Columbia of Massachusetts migrated to the new general ledger system. Additional phases will continue through the end of 2015 with other NiSource subsidiaries migrating to the common financial general ledger. The implementation is not being made in response to any deficiency in our internal controls. This implementation has resulted in certain changes to business processes and internal controls impacting our financial reporting. NiSource has taken steps to monitor and maintain appropriate internal control over financial reporting during this phase and will continue to evaluate the operating effectiveness of related controls during subsequent phases and periods.
Other than the internal control changes referenced above, there have been no changes in NiSource’s internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

In 1995, Columbia Transmission entered into an AOC with the EPA that requires Columbia Transmission to characterize and remediate environmental contamination at thousands of locations along Columbia Transmission's pipeline system. One of the facilities subject to the AOC is the Majorsville Operations Center, which was remediated under the EPA approved Remedial Action Work Plan in summer of 2008. The completed work was approved by the EPA, and Columbia Transmission continues to monitor the site subject to the EPA oversight.

On April 23, 2009, however, the PADEP issued Columbia Transmission an NOV, alleging that the remediation did not fully address the site's impact on an adjacent stream, which Columbia Transmission disputes. The NOV asserts violations of the Pennsylvania Clean Streams Law and the Pennsylvania Solid Waste Management Act and contains a settlement demand in the amount of $1 million. The PADEP has not initiated a legal proceeding since issuance of the NOV. Columbia Transmission believes that it is reasonably unlikely that a penalty will be assessed.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors disclosed in NiSource’s 2012 Annual Report on Form 10-K filed on February 19, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)
Amended and Restated Revolving Credit Agreement (the "Agreement") with the lenders party thereto, Barclays Bank PLC, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, The Bank of Tokyo-Mitsubishi UFJ Ltd., Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and Barclays Bank PLC, Credit Suisse Securities (USA) LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citigroup Global Markets, Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners dated September 30, 2013.

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

NiSource Inc.
(Registrant)

Date:	October 31, 2013	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)