Form 10-K
period 2013-12-31
NISOURCE INC/DE
filed 2014-02-18
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of Common Stock (based upon the Jun. 28, 2013, closing price of $28.64 on the New York Stock Exchange) held by non-affiliates was approximately $8,906,811,018.74.
There were 313,991,406 shares of Common Stock, $0.01 Par Value outstanding as of February 13, 2014.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2014.

DEFINED TERMS
The following is a list of abbreviations or acronyms that are used in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission, L.L.C.
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission L.L.C.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, L.L.C.
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NEVCO	NiSource Energy Ventures, L.L.C.
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
NiSource Midstream	NiSource Midstream Services, L.L.C.
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
Pennant	Pennant Midstream, L.L.C.

Abbreviations
AFUDC	Allowance for funds used during construction
AICPA	American Institute of Certified Public Accountants
AMI	Area of Mutual Interest
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated Other Comprehensive Income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet
BNS	Bank of Nova Scotia

DEFINED TERMS

Board	Board of Directors
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Ccf	Hundred cubic feet
CCGT	Combined Cycle Gas Turbine
CCRM	Capital Cost Recovery Mechanism
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
Day 2
Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
INDIEC	Indiana Industrial Energy Consumers, Inc.
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDAF	Local Distribution Adjustment Factor

DEFINED TERMS

LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
Mcf	Thousand cubic feet
MGP	Manufactured Gas Plant
MISO	Midwest Independent Transmission System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NGL	Natural Gas Liquids
NLMK	Novolipetsk Steel
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PCB	Polychlorinated biphenyls
Piedmont	Piedmont Natural Gas Company, Inc.
PIPP	Percentage of Income Plan
PM	Particulate matter
PNC	PNC Bank N.A.
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland PLC
RDAF	Revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Sugar Creek	Sugar Creek electric generating plant
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TIRF	Targeted Infrastructure Reinvestment Factor
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

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
NiSource is one of the nation’s largest natural gas distribution companies, as measured by number of customers. NiSource’s principal subsidiaries include NiSource Gas Distribution Group, Inc., a natural gas distribution holding company, and Columbia, a transmission and storage holding company, whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; NIPSCO, a gas and electric company providing service to customers in northern Indiana. NiSource derives substantially all of its revenues and earnings from the operating results of its thirteen direct subsidiaries.
NiSource’s business segments are: Gas Distribution Operations; Columbia Pipeline Group Operations; and Electric Operations. Following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information for each segment.

Gas Distribution Operations
NiSource’s natural gas distribution operations serve approximately 3.4 million customers in seven states and operate approximately 58,000 miles of pipeline. Through its wholly-owned subsidiary NiSource Gas Distribution Group, Inc., NiSource owns six distribution subsidiaries that provide natural gas to approximately 2.6 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland and Massachusetts. Additionally, NiSource also distributes natural gas to approximately 803,000 customers in northern Indiana through its wholly-owned subsidiary NIPSCO.
Columbia Pipeline Group Operations
NiSource’s Columbia Pipeline Group Operations subsidiaries own and operate approximately 15,000 miles of interstate pipelines and operate one of the nation’s largest underground natural gas storage systems, capable of storing approximately 642 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf, NiSource Midstream and Crossroads Pipeline, NiSource owns and operates an interstate pipeline network extending from the Gulf of Mexico to New York and the eastern seaboard. Together, these companies serve customers in 16 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia.
NiSource’s Columbia Pipeline Group Operations continue to develop a range of growth initiatives, including mineral leasing and optimization, midstream projects and traditional pipeline expansion opportunities that leverage NiSource’s strategically positioned pipeline and storage assets. A number of Columbia Pipeline Group Operations’ new growth projects are designed to support increasing Marcellus and Utica shale production, while the segment also has continued to grow and adapt its system to provide critical transportation and storage services to markets across its high-demand service territory.
NiSource Midstream is an unregulated business that is a provider of midstream services including gathering, treating, conditioning, processing, compression and liquids handling. NiSource Midstream supports the growing production in the Utica and Marcellus resource plays. NiSource Midstream constructed 57 miles of gathering pipeline capable of delivering 425 MMcf of gas per day produced from the Marcellus shale formation. NiSource Midstream, through a wholly owned subsidiary, has a joint venture with 50 miles of wet gas gathering pipeline capable of gathering 600 MMcf per day, a gas processing plant with a capacity of 200 MMcf per day, and a NGL pipeline from the processing plant in development with an initial capacity of 45,000 barrels per day that can be expanded to 90,000 barrels per day. The gathering pipeline and processing plant are anchored by volumetric and acreage dedications from an experienced resource play production company.
NEVCO is an unregulated business that manages the company's mineral rights positions in the Marcellus and Utica shale areas. NEVCO has entered into multiple transactions to develop its minerals position including a joint venture with an established resource play producer to form an AMI in which NEVCO combined its production rights from a certain acreage position in northeast Ohio with the producer's much larger acreage position in the same area. The transaction resulted in NEVCO participating in the development of the entire acreage position through a non-operating working interest and an overriding royalty interest.
NEVCO has also retained the right to participate as a non-operating working interest owner in one of the fields it has subleased. NEVCO may participate up to a 12.5% interest in any unit that includes acres that have been subleased to a producer. This option was exercised in 2013 with positive results and NEVCO plans to continue to participate in additional drilling opportunities.
The Columbia Pipeline Group Operations subsidiaries are also involved in the other joint ventures, Millennium and Hardy Storage, which effectively expand their facilities and throughput. Millennium, which includes 253 miles of 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley, has the capability to transport natural gas to markets along its route, as well

ITEM 1. BUSINESS
NISOURCE INC.

as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, DTE Energy and National Grid. Hardy Storage, which consists of underground natural gas storage facilities in West Virginia, has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day. Hardy Storage is jointly owned by affiliates of Columbia Transmission and Piedmont.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary NIPSCO to approximately 460,000 customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. NIPSCO owns and operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,540 mw. NIPSCO also owns and operates Sugar Creek, a CCGT plant with net capacity of 535 mw, four gas-fired generating units located at NIPSCO’s coal-fired electric generating stations with a net capability of 206 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,291 mw. NIPSCO’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,802 circuit miles. NIPSCO is interconnected with five neighboring electric utilities. During the year ended December 31, 2013, NIPSCO generated 77.3% and purchased 22.7% of its electric requirements.
NIPSCO participates in the MISO transmission service and wholesale energy market. The MISO is a nonprofit organization created in compliance with FERC regulations to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, the MISO is responsible for managing the energy markets, managing transmission constraints, managing the day-ahead, real-time and FTR markets and managing the ancillary market. NIPSCO transferred functional control of its electric transmission assets to the MISO and transmission service for NIPSCO occurs under the MISO Open Access Transmission Tariff.
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
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. Lake Erie Land, a wholly-owned subsidiary of NiSource, is pursuing the sale of the real estate assets it owns. NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting its low income housing investments. NiSource began marketing to sell the service plan and leasing business lines of its Retail Services business in 2012. The sale of these business lines closed in January 2013. NiSource also sold the commercial and industrial natural gas portfolio of its unregulated natural gas marketing business in September 2013.
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
Natural Gas Competition.    Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets. LDC customers and marketers purchase gas directly from producers and marketers as an open, competitive market for gas supplies has emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDCs. The LDCs continue to purchase gas and recover the associated costs from their customers. NiSource’s Gas Distribution Operations’ subsidiaries are involved in programs that provide customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations’ subsidiaries for

ITEM 1. BUSINESS
NISOURCE INC.

transportation services. The Columbia Pipeline Group Operations compete for transportation customers based on the type of service a customer needs, operating flexibility, available capacity and price under tariff provisions.
Electric Competition.    Indiana electric utilities generally enjoy exclusive service areas under Indiana regulations and retail electric customers in Indiana do not have the ability to choose their electric supplier. NIPSCO faces non-utility competition from other energy sources, such as self-generation by large industrial customers and other distributed energy sources.

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
As of December 31, 2013, NiSource had 8,477 employees of whom 3,318 were subject to collective bargaining agreements.
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
NiSource had total consolidated indebtedness of $8,834.0 million outstanding as of December 31, 2013. The substantial indebtedness could have important consequences to investors. For example, it could:

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
On January 31, 2014, Moody's Investors Service upgraded the senior unsecured rating for NiSource to Baa2 from Baa3 and NiSource’s commercial paper rating to P-2 from P-3. Additionally, the rating for NIPSCO was upgraded to Baa1 from Baa2 and the rating for Columbia of Massachusetts was affirmed at Baa2. Moody's outlook for NiSource and all of its subsidiaries is stable. On December 9, 2013, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. On February 25, 2013, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $35.4 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
These requirements, combined with other potential negative effects on NiSource’s liquidity in the event of a credit downgrade below an investment grade rating, could have a material adverse effect on earnings potential and cash flows. Lastly, a credit downgrade could adversely affect the availability and cost of capital needed to fund the growth investments which are a central element of the Company’s long-term business strategy.

NiSource may not be able to execute its growth strategy as planned.

Because of changes in the business or regulatory environment, NiSource may not be able to execute its four-part business plan as intended. NiSource’s commercial and regulatory initiatives may not achieve planned results; levels of commercial growth and expansion of the gas transmission and storage business may be less than its plan has anticipated; natural gas production activity, including production facilitated by hydraulic fracturing and horizontal drilling, could be less than anticipated, which could adversely affect NiSource’s gas transmission, storage and midstream business expansion opportunities; and, therefore, the actual results of NiSource’s financial management of the balance sheet, and process and expense management, could deviate materially from planned outcomes. In addition, NiSource’s growth plan relies on the continued view of natural gas as an economically and

ITEM 1A. RISK FACTORS
NISOURCE INC.

ecologically attractive fuel. Any developments that cause natural gas no longer to be seen as a favored fuel could adversely affect our results of operations and growth prospects.
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
Most of NiSource’s net revenues are subject to economic regulation at either the federal or state level. As such, the net revenues generated by those regulated companies are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the rates charged to customers and directly impact revenues. NiSource’s financial results are dependent on frequent regulatory proceedings in order to ensure timely recovery of costs. Additionally, the costs of complying with future changes in environmental laws and regulations are expected to be significant, and their recovery through rates will be contingent on regulatory approval.
As a result of efforts to introduce market-based competition in certain markets where the regulated businesses conduct operations, NiSource may compete with independent marketers for customers. This competition exposes NiSource to the risk that certain stranded costs may not be recoverable and may affect results of NiSource’s growth strategy and cash flows.

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
Even in instances where legal and regulatory requirements are already known, the original estimates for cleanup and environmental capital projects can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including the nature and extent of contamination, the method of cleanup, the cost of raw materials, contractor costs, and the availability of cost recovery from customers. Changes in costs and the ability to recover under regulatory mechanisms could affect NiSource’s financial position, operating results and cash flows.
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
In accordance with GAAP, NiSource tests goodwill for impairment at least annually and reviews its definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill also is tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. NiSource would be required to record a charge in the financial statements during the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under certain financing agreements. NiSource is subject to a financial covenant under its five-year revolving credit facility and its three year term loan, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2013, the ratio was 60.0%.
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
Future changes in accounting rules and associated changes in regulatory accounting may negatively impact the way NiSource records revenues, expenses, assets and liabilities. These changes in accounting standards may adversely affect its financial condition and results of operations.

Transportation and storage of natural gas, as well as generation, transmission and distribution of electricity involve numerous risks that may result in accidents and other operating risks and costs.
NiSource's gas distribution and gas transmission and storage activities, as well as generation, transmission, and distribution of electricity, involve a variety of inherent hazards and operating risks, such as gas leaks, downed power lines, accidents, including third party damages, large scale outages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury or loss of life to employees and the general public, significant damage to property, environmental pollution, impairment of its operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial losses to NiSource. In accordance with customary industry practice, NiSource maintains insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities, or generation, transmission, substations and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events could adversely affect NiSource's financial position and results of operations.
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
A cyber-attack on any of NiSource's or certain third party computer systems upon which NiSource relies may adversely affect its ability to operate.
NiSource is reliant on technology to run its businesses, which are dependent upon financial and operational computer systems to process critical information necessary to conduct various elements of its business, including the generation, transmission and distribution of electricity, operation of its gas pipelines and storage facilities and the recording and reporting of commercial and financial transactions to regulators, investors and other stakeholders. Any failure of NiSource’s computer systems, or those of its customers, suppliers or others with whom it does business, could materially disrupt NiSource’s ability to operate its business and could result in a financial loss and possibly do harm to NiSource’s reputation.
Additionally, NiSource's information systems experience ongoing, often sophisticated, cyber-attacks by a variety of sources with the apparent aim to breach NiSource's cyber-defenses. Although NiSource attempts to maintain adequate defenses to these attacks and works through industry groups and trade associations to identify common threats and assess NiSource's countermeasures, a security breach of NiSource's information systems could (i) impact the reliability of NiSource's generation, transmission, storage and distribution systems and potentially negatively impact NiSource's compliance with certain mandatory reliability standards, (ii) subject NiSource to harm associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to NiSource's customers or employees, or (iii) impact NiSource's ability to manage NiSource's businesses.
NiSource's capital projects subject it to construction risks and natural gas costs and supply risks.
NiSource’s Columbia Pipeline Group Operations continues to complete and advance customer-driven expansion projects across its system and develop its midstream business through gathering and processing activities, primarily surrounding the Marcellus and Utica shale production area in the states of Pennsylvania, Ohio and West Virginia. Additionally, NiSource is executing on its comprehensive interstate natural gas pipeline modernization program. These modernization projects include constructing or replacing pipelines and other facilities, which subjects NiSource to construction risks and risks that gas supplies may not be available. Some expansion projects may also be subject to risks related to fluctuation in construction and gas costs. Both modernization and expansion projects are reliant on the contractual performance of vendors and suppliers of materials and supplies and services. Nonperformance or underperformance could subject NiSource to increased costs. Further, NiSource is subject to regulatory approval of various projects. Delays in this process could increase costs of the projects.
NiSource competes for these projects with companies of varying size and financial capabilities, including some that may have advantages competing for natural gas and liquid gas supplies, as well as acquisitions and other business opportunities. Similarly, NiSource Gas Distribution Operations is engaged in an intrastate natural gas pipeline modernization program to maintain system integrity and enhance service reliability and flexibility. NIPSCO also is currently engaged in a number of capital projects, including air-quality related improvements to its electric generating stations, as well as the construction of new transmission facilities. As NiSource undertakes these projects, it may not be able to complete them on schedule or at the anticipated costs. Additionally, NiSource may construct or purchase some of these projects to capture anticipated future growth in natural gas production, which may not materialize, and may cause the construction to occur over an extended period of time. NiSource also may not receive material increases in revenue and cash flows until after the completion of the projects.

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
Growing competition in the gas transportation and storage industries could result in the failure by customers to renew existing contracts.
As a consequence of the increase in competition and the shift in natural gas production areas, customers such as LDCs and other end users, may be reluctant to enter into long-term service contracts. The renewal or replacement of existing contracts with NiSource’s customers at rates sufficient to maintain current or projected revenues and cash flows depends on a number of factors beyond its control, including competition from other pipelines, gatherers, the proximity of supplies to the markets, and the price of, and demand for, natural gas. The inability of NiSource to renew, or replace its current contracts as they expire and respond appropriately to changing market conditions could materially impact its financial results and cash flows.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NISOURCE INC.

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2013.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 58,146 miles of pipelines and certain related facilities. This includes: (i) for the six distribution companies of its Columbia system, 40,588 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells, liquid propane facilities with a capacity of 2.6 million gallons, an LNG facility with a total capacity of 22.3 million gallons and one compressor station with 800 hp of installed capacity, and (ii) for its NIPSCO system, 17,558 miles of pipelines, 27,129 reservoir acres of underground storage, 55 storage wells, one compressor station with a total of 4,000 hp of installed capacity and two LNG facilities with a storage capacity of 53.6 million gallons. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, and Massachusetts.
Columbia Pipeline Group Operations. Columbia Pipeline Group subsidiaries own and operate 14,780 miles of natural gas transmission pipeline. Columbia Transmission owns and leases approximately 769,000 acres of underground storage, 3,446 storage wells, 11,161 miles of pipeline and 89 compressor stations with 617,185 hp of installed capacity. Columbia Transmission’s operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, and West Virginia. Columbia Gulf has 3,370 miles of transmission pipeline and 11 compressor stations with 470,238 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming. Crossroads Pipeline has 203 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio. NiSource Midstream owns 119 miles of gathering pipeline and one compressor station with 7,100 hp of installed capacity. NEVCO owns production rights associated with Columbia Transmission's storage fields located in Ohio, Pennsylvania, and West Virginia. Columbia Pipeline Group Operations’ offices are headquartered in Houston, Texas.
Electric Operations. NiSource generates, transmits and distributes electricity through its subsidiary NIPSCO to approximately 460,000 customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. NIPSCO operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,540 mw. NIPSCO also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, four gas-fired generating units located at NIPSCO’s coal-fired electric generating stations with a net capability of 206 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,291 mw. NIPSCO’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,802 circuit miles. NIPSCO is interconnected with five neighboring electric utilities. During the year ended December 31, 2013, NIPSCO generated 77.3% and purchased 22.7% of its electric requirements.
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

ITEM 3. LEGAL PROCEEDINGS
NISOURCE INC.

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NISOURCE INC.

The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2014.

Name	Age	Office(s) Held in Past 5 Years
Robert C. Skaggs, Jr.	59	Chief Executive Officer of NiSource since July 2005.
		President of NiSource since October 2004.
Carrie J. Hightman	56	Executive Vice President and Chief Legal Officer of NiSource since December 2007.
Stephen P. Smith	52	Executive Vice President and Chief Financial Officer of NiSource since August 2008.
Jim L. Stanley	58	Executive Vice President and Group Chief Executive Officer of NiSource since October 2012.
		Senior Vice President, Duke Energy from June 2010 to September 2012.
		President, Duke Energy Indiana from November 2006 to May 2010.
Joseph Hamrock	50	Executive Vice President and Group Chief Executive Officer of NiSource since May 2012.
		President and Chief Operating Officer, American Electric Power Company - Ohio from 2008 to May 2012.
Robert D. Campbell	54	Senior Vice President, Human Resources, of NiSource since May 2006.
Glen L. Kettering	59	Senior Vice President, Corporate Affairs, since March 2006, and interim Group Chief Executive Officer of NiSource since January 1, 2014.
Jon D. Veurink	49	Vice President, Controller and Chief Accounting Officer of NiSource since February 2010.
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

	2013		2012
	High	Low	High	Low
First Quarter	29.38	24.85	24.55	22.32
Second Quarter	31.39	27.11	25.79	23.59
Third Quarter	31.48	28.27	26.15	23.93
Fourth Quarter	33.48	30.09	25.97	23.14
As of December 31, 2013, NiSource had 26,965 common stockholders of record and 313,675,911 shares outstanding.
Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $0.98, $0.94 and $0.92 per share for the years ended December 31, 2013, 2012 and 2011, respectively. At its January 31, 2014 meeting, the Board declared a quarterly common dividend of $0.25 per share, payable on February 20, 2014 to holders of record on February 10, 2014.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
NISOURCE INC.

The selected data presented below as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are derived from the Consolidated Financial Statements of NiSource. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Form 10-K.

Year Ended December 31, (dollars in millions except per share data)	2013	2012	2011	2010	2009
Statement of Income Data:
Gross Revenues
Gas Distribution	$2,226.3	$1,959.8	$2,917.9	$3,094.0	$3,296.2
Gas Transportation and Storage	1,643.2	1,462.4	1,354.6	1,261.4	1,239.5
Electric	1,563.4	1,507.7	1,427.7	1,379.3	1,214.2
Other	224.4	101.0	50.8	51.2	41.2
Total Gross Revenues	5,657.3	5,030.9	5,751.0	5,785.9	5,791.1
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,841.8	3,514.0	3,447.5	3,406.2	3,288.9
Operating Income	1,143.4	1,040.1	914.4	899.0	782.8
Income from Continuing Operations	490.9	408.8	309.6	281.0	219.5
Results from Discontinued Operations - net of taxes	41.2	7.3	(10.5)	1.6	(2.5)
Net Income	532.1	416.1	299.1	282.6	217.0
Balance Sheet Data:
Total Assets	22,653.9	21,844.7	20,708.3	19,913.4	19,262.5
Capitalization
Common stockholders’ equity	5,886.6	5,554.3	4,997.3	4,897.5	4,837.8
Long-term debt, excluding amounts due within one year	7,593.2	6,819.1	6,267.1	5,936.1	5,969.1
Total Capitalization	$13,479.8	$12,373.4	$11,264.4	$10,833.6	$10,806.9
Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.57	$1.40	$1.10	$1.01	$0.80
Discontinued operations	0.13	0.03	(0.04)	0.01	(0.01)
Basic Earnings Per Share	$1.70	$1.43	$1.06	$1.02	$0.79
Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.57	$1.36	$1.07	$1.00	$0.80
Discontinued operations	0.13	0.03	(0.04)	0.01	(0.02)
Diluted Earnings Per Share	$1.70	$1.39	$1.03	$1.01	$0.78
Other Data:
Dividends paid per share ($)	$0.98	$0.94	$0.92	$0.92	$0.92
Shares outstanding at the end of the year (in thousands)	313,676	310,281	281,854	278,855	276,638
Number of common shareholders	26,965	28,823	30,663	32,313	34,299
Capital expenditures ($ in millions)	$2,046.0	$1,585.1	$1,125.2	$803.8	$777.2
Number of employees	8,477	8,286	7,957	7,604	7,616

•
During 2012, NiSource began marketing to sell the service plan and leasing business lines of its Retail Services business. As of December 31, 2012, the assets and liabilities of the business lines met the criteria to be classified as held for sale in accordance with GAAP. Additionally, the results of operations and cash flows are classified as discontinued operations for all periods presented. The sale of the business lines closed in January 2013 resulting in an after tax gain on disposition of $36.4 million for the year ended December 31, 2013.

•
Effective June 1, 2012, NiSource received approval from the FERC to implement a new surcharge to recover the costs of certain operational purchases and sales required to ensure a sufficient amount of flowing supply into Columbia Transmission’s system in northern Ohio in order to both meet its firm service obligations to customers and its storage operational requirements. Net revenues associated with this service, recorded in other revenue and offset in expense, were $170.5 million and $53.6 million for 2013 and 2012, respectively.

ITEM 6. SELECTED FINANCIAL DATA
NISOURCE INC.

•
On September 4, 2012, Columbia Transmission filed a customer settlement with the FERC in support of its comprehensive pipeline modernization program, which was approved on January 24, 2013. As a result of this settlement, Columbia Transmission's 2012 gross revenues decreased $81.7 million, partially offset by a decrease in depreciation costs of $33.4 million.

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
For the twelve months ended December 31, 2013, NiSource reported income from continuing operations of $490.9 million, or $1.57 per basic share, compared to $408.8 million, or $1.40 per basic share for the same period in 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Increases in income from continuing operations were due primarily to the following items:

•
Regulatory and service programs at Gas Distribution Operations increased net revenues by $53.8 million primarily due to the rate cases at Columbia of Massachusetts and Columbia of Pennsylvania and the impacts from the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Refer to Note 8, "Regulatory Matters," in the Notes to Consolidated Financial Statements for more information.

•
Net revenues at Columbia Pipeline Group Operations increased by $50.3 million due to the current period impacts of the 2012 customer settlement at Columbia Transmission. Refer to Note 8, "Regulatory Matters," in the Notes to Consolidated Financial Statements for more information.

•
Colder weather in 2013 resulted in an increase in income from continuing operations of $37.6 million compared to the prior year. Weather statistics are provided in the Gas Distribution and Electric Operations' segment discussions.

•
Net revenues increased by $28.9 million as a result of the return on environmental capital investment recovery at Electric Operations due to an increased plant balance eligible for recovery. Refer to Note 8, "Regulatory Matters," in the Notes to Consolidated Financial Statements for more information.

Increases in income from continuing operations were partially offset due to the following items:

•
Employee and administrative expense increased by $60.5 million due primarily to greater labor expense due to a growing workforce, timing of outages and maintenance and IT support and enhancement projects.

•
Depreciation and amortization increased $15.4 million primarily as a result of higher capital expenditures related to projects placed in service. NiSource's capital expenditures were approximately $2.0 billion in 2013 and are projected to be approximately $2.2 billion in 2014.

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

On January 24, 2013, the FERC approved the Columbia Transmission Customer Settlement (the "Settlement"). In March 2013, Columbia Transmission paid $88.1 million in refunds to customers pursuant to the Settlement with its customers in conjunction with its comprehensive interstate natural gas pipeline modernization program. The refunds included $50.0 million to max rate contract customers and a base rate reduction retroactive to January 1, 2012. Columbia Transmission expects to invest approximately $1.5 billion over a five-year period to modernize its system to improve system integrity and enhance service reliability and flexibility. The Settlement with firm customers includes an initial five-year term with provisions for potential extensions thereafter.

The Settlement also provided for a depreciation rate reduction to 1.5% and elimination of negative salvage rate effective January 1, 2012 and for a second base rate reduction, which began January 1, 2014, which equates to approximately $25 million in revenues annually.

The Settlement includes a CCRM, a tracker mechanism that will allow Columbia Transmission to recover, through an additive capital demand rate, its revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system. The CCRM provides for a 14% revenue requirement with a portion designated as a recovery of increased taxes other than income taxes. The additive demand rate is earned on costs associated with projects placed

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

into service by October 31 each year. The initial additive demand rate was effective on February 1, 2014. The CCRM will give Columbia Transmission the opportunity to recover its revenue requirement associated with $1.5 billion investment in the modernization program, while maintaining competitive rates for its shippers. The CCRM recovers the revenue requirement associated with qualifying modernization costs that Columbia Transmission incurs after satisfying the requirement associated with $100 million in annual capital maintenance expenditures. The CCRM applies to Columbia Transmission's transportation shippers. The CCRM will not exceed $300 million per year in investment in eligible facilities, subject to a 15% annual tolerance and a total cap of $1.5 billion for the entire five-year initial term. On December 31, 2013, Columbia Transmission made its first annual CCRM filing, with billing rates effective February 1, 2014. Through this filing, Columbia Transmission will begin collecting its revenue requirements for the $299.2 million spent on eligible modernization facilities in 2013. For the first CCRM period, these revenue requirements will total approximately $38.9 million. On January 30, 2014, the FERC approved Columbia Transmission's first year CCRM filing.

On November 25, 2013, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio will file its Application by February 28, 2014. Columbia of Ohio will be seeking to increase revenues by approximately $30.5 million.

On November 19, 2013, NIPSCO placed the first of two FGD units in service at its Schahfer generating station. The first unit is part of approximately $860 million in environmental investments planned at NIPSCO's electric generating facilities. A second unit at Schahfer is scheduled to be placed in service by the end of 2014. Construction continues on the FGD project at NIPSCO's Michigan City generating station, with anticipated completion by the end of 2015.

On October 30, 2013, the IURC issued an order on ECR-22 approving NIPSCO’s request to begin earning a return on $478.8 million of net capital expenditures. On January 31, 2014, NIPSCO filed ECR-23 which included $583.5 million of net capital expenditures for the period ending December 31, 2013.

On October 10, 2013, the IURC issued an order approving NIPSCO’s MATS Compliance Projects. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for more information on the MATS rule. The Order approved estimated capital costs of $59.3 million and granted the requested ratemaking relief and accounting treatment associated with these projects through the annual EERM and semi-annual ECRM tracker filings.

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

On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560 into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. The cost recovery mechanism is referred to as a TDSIC. Provisions of the TDSIC require that, among other things, requests for recovery include a seven year plan of eligible investments.  Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  Recoverable costs include a return on, and of, the investment, including AFUDC, post in service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case.  The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues.

On July 19, 2013, NIPSCO filed its electric TDSIC with the IURC. The filing included the seven year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven year plan of eligible investments. The Order also granted NIPSCO

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

ratemaking relief associated with the eligible investments through a rate adjustment mechanism, described above. NIPSCO anticipates filing its first semi-annual tracker petition in the third quarter of 2014.

On October 3, 2013, NIPSCO filed its gas TDSIC seven year plan of eligible investments for a total of approximately $710 million with the IURC. An order is expected by the second quarter of 2014.
On June 18, 2013, NIPSCO, the OUCC and other customer stakeholder groups filed a unanimous agreement with the IURC to extend NIPSCO's 2010 natural gas customer rate settlement through 2020. The Settlement Agreement was approved by order issued on August 28, 2013 with the stipulation that, on or before November 2020, NIPSCO must file a general rate case.

On May 29, 2013, Columbia of Kentucky filed an application with the Kentucky PSC requesting an increase of approximately $16.6 million in base rate revenues, the use of a forecasted test period and a revenue normalization adjustment to recognize changes in customer usage not included in Columbia of Kentucky's current weather normalization adjustment. A stipulation, signed by all parties and resolving all issues, was filed on November 5, 2013. On December 13, 2013, the Kentucky PSC issued an order approving the stipulation providing for, among other terms, an increase of $7.7 million in revenues using a forecasted test year a recovery of Columbia of Kentucky’s investment in its pipeline replacement program on a forecasted basis, and continuation of Columbia of Kentucky's CHOICE program for three years. New rates were effective December 29, 2013.
On April 16, 2013, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $30.1 million. An order is expected by February 28, 2014, with new rates going into effect on March 1, 2014. Pursuant to the procedural schedule for this case, on September 3, 2013, Columbia of Massachusetts filed its updated revenue requirement of $29.5 million and on October 16, 2013, filed an updated cost of service for $30 million. Evidentiary hearings and the briefing schedule for the case have concluded. In compliance with the procedural schedule, a final revenue requirements update of $29.9 million was filed on December 16, 2013.

As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, NIPSCO anticipates making investments in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued orders approving construction work in progress in rate base and abandoned plant cost recovery requested by NIPSCO for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing NIPSCO's request to transition to forward looking rates, allowing more timely recovery of NIPSCO's investment in transmission assets. On August 22, 2012, the IURC issued an order authorizing NIPSCO to retain certain revenues under MISO Schedule 26-A. NIPSCO began recording revenue in the first quarter of 2013 using a forward looking rate, based on an average construction work in progress balance of $19.8 million. For the twelve months ended December 31, 2013 revenue of $2.4 million was recorded.

Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for a complete discussion of regulatory matters.

Commercial Growth and Expansion of the Gas Transmission and Storage Business
During 2013, Columbia Pipeline Group Operations placed into service strategic growth projects, primarily serving the Utica and Marcellus Shale production area. Below is a discussion of these projects as well as projects that are currently on-going.

Big Pine Gathering System Project. The Columbia Pipeline Group Operations segment made an investment of approximately $165 million, which included right-of-way acquisitions and installation, refurbishment and operation of approximately 57 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline has an initial combined capacity of 425,000 Mcf per day. Natural gas production is being sourced from XTO Energy Inc., a subsidiary of ExxonMobil, in Butler County, Pennsylvania, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project was placed into service in April 2013.

West Side Expansion. The Columbia Pipeline Group Operations segment is investing approximately $200 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provide a backhaul transportation path to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 444,000 Dth per day from the Smithfield and Waynesburg areas and up to 540,000 Dth per day from Leach to Rayne transporting Marcellus production under long-term, firm contracts. Limited interim service is expected to be provided throughout 2014 with the project fully in service by the fourth quarter of 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

East Side Expansion. The Columbia Pipeline Group Operations segment is developing its East Side Expansion project, which will provide access for Marcellus supplies to the northeastern and mid-Atlantic markets. Backed by binding precedent agreements, the project will add up to 312,000 Dth per day of capacity and is expected to be placed in service by the end of the third quarter 2015. Columbia Transmission plans to invest up to approximately $275 million in this project.

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

In addition to the growth projects discussed above, NiSource Midstream continued to capitalize on NiSource's strategic position in the Marcellus and Utica shale production regions. Pennant is investing in the construction of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 600 MMcf per day. In addition, Pennant is installing a gas processing facility in New Middletown, Ohio that will have an initial capacity of 200 MMcf per day and an NGL pipeline with an initial capacity of 45,000 barrels per day that can be expanded to 90,000 barrels per day. Consistent with the terms of the joint venture, NiSource Midstream will operate the gas processing facility, NGL pipeline and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with an interest in obtaining capacity on the system. The construction of the facilities will allow Pennant to become a full-service solution for providers in the northern Utica shale region, offering access to wet gas gathering and processing as well as residue gas and NGL takeaway to attractive market destinations. NiSource Midstream's initial investment in this area, including the gathering pipeline, related laterals, NGL pipeline and the processing plant, will be approximately $185 million. A portion of the facilities were placed in service in the fourth quarter of 2013 and the remainder will be in service in the second and third quarters of 2014.
Financial Management of the Balance Sheet
NiSource remains committed to maintaining its liquidity position through management of capital spending, working capital and operational requirements, and its financing needs. NiSource has executed on its plan by taking the following actions:

•	As of December 31, 2013, NiSource maintained approximately $1.6 billion in net available liquidity.

•	On October 10, 2013, NiSource Finance issued $500.0 million of 5.65% senior unsecured notes that mature on February 1, 2045.

•
On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand its borrowing capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At December 31, 2013, NiSource had no outstanding borrowings under this facility.

•	On August 19, 2013, NIPSCO redeemed $30.0 million of 7.16% medium term notes.

•	On July 22, 2013, NIPSCO redeemed $5.0 million of 7.21% medium term notes.

•	On July 8, 2013, NIPSCO redeemed $15.0 million of 7.35% medium term notes.

•	On June 3, 2013, NIPSCO redeemed $18.0 million of 5.20% pollution control bonds.

•
On April 15, 2013, NiSource Finance amended the term loan to add an additional lender to the syndicate of banks, increase borrowings under the term loan by $75.0 million to a total of $325.0 million and extend the maturity date to April 15, 2016. Borrowings under the term loan carried an interest rate of BBA LIBOR plus 125 basis points during 2013. Effective with Moody's credit rating upgrade on January 31, 2014, NiSource's credit spread on the term loan is 100 basis points.

•	On April 12, 2013, NiSource Finance issued $750.0 million of 4.80% senior unsecured notes that mature on February 15, 2044.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

•	On March 1, 2013, NiSource Finance redeemed $420.3 million of 6.15% senior unsecured notes.
Credit Ratings. On January 31, 2014, Moody's Investors Service upgraded the senior unsecured rating for NiSource to Baa2 from Baa3 and NiSource’s commercial paper rating to P-2 from P-3. Additionally, the rating for NIPSCO was upgraded to Baa1 from Baa2 and the rating for Columbia of Massachusetts was affirmed at Baa2. Moody's outlook for NiSource and all of its subsidiaries is stable. On December 9, 2013, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. On February 25, 2013, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's or Fitch would result in a rating that is below investment grade.

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
Income from Continuing Operations and Net Income
For the year ended December 31, 2013, NiSource reported income from continuing operations of $490.9 million, or $1.57 per basic share, compared to $408.8 million, or $1.40 per basic share in 2012. Income from continuing operations for the year ended December 31, 2011 was $309.6 million, or $1.10 per basic share.
Including results from discontinued operations, NiSource reported 2013 net income of $532.1 million, or $1.70 per basic share, 2012 net income of $416.1 million, or $1.43 per basic share, and 2011 net income of $299.1 million, or $1.06 per basic share.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses were offset by increases in net revenues and had essentially no impact on income from continuing operations. An increase in operating expenses of $118.7 million for the 2013 year was offset by a corresponding decrease to net revenues reflecting these tracked costs. In the 2012 period, a decrease in operating expenses of $3.4 million for trackers was offset by a corresponding decrease to net revenues reflecting recovery of these costs.
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
Total consolidated net revenues for the year ended December 31, 2013, were $3,841.8 million, a $327.8 million increase compared with 2012. Net revenues increased primarily due to increased Columbia Pipeline Group Operations' net revenues of $179.0 million, higher Gas Distribution Operations' net revenues of $140.3 million and increased Electric Operations' net revenues of $8.6 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $119.5 million, the current period impacts of the 2012 customer settlement at Columbia Transmission, which resulted in an increase in net revenues of $50.3 million, higher demand and commodity revenue of $11.9 million from new growth projects placed into service and increased mineral rights royalty revenue of $7.0 million. These increases were partially offset by lower shorter term transportation services of $7.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $53.8 million for regulatory and service programs, including the impact from the rate cases at Columbia of Pennsylvania and Columbia of Massachusetts and the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program, the effects of colder weather of $47.6 million, increased trackers, which are offset in expense, of $18.7 million, an increase in residential, commercial and industrial usage of $10.8 million, and higher revenue of $5.3 million due to an increase in residential and commercial customers.

•
Electric Operations’ net revenues increased primarily due to an increase in the return on environmental capital investment recovery of $28.9 million due to an increased plant balance eligible for recovery, higher industrial, commercial and residential margins of $17.5 million, transmission upgrade revenue of $6.2 million, increased off-system sales of $4.9 million, higher revenue of $2.2 million due to an increase in commercial and residential customers and an increase in a RTO recovery mechanism of $2.1 million, which is offset in expense. These increases were partially offset by lower environmental cost trackers, which are offset in expense, of $19.5 million, decreased revenue related to emission allowances of $11.9 million, the effects of colder weather of $10.0 million, a decrease of $6.6 million related to the final reconciliation of the revenue credit recorded in 2012 and higher fuel handling costs of $4.3 million.

Total consolidated net revenues for the twelve months ended December 31, 2012 were $3,514.0 million, a $66.5 million increase compared with 2011. Net revenues increased primarily due to increased Electric Operations' net revenues of $130.0 million partially offset by lower Gas Distribution Operations' net revenues of $53.9 million and decreased Columbia Pipeline Group Operations' net revenues of $5.2 million.

•
Electric Operations’ net revenues increased primarily due to increased industrial, commercial and residential margins of $66.5 million mainly due to the implementation of the electric rate case. Additionally, there were lower revenue credits of $57.6 million as the electric rate case discontinued these credits. Net revenues also increased as a result of an increase in a RTO recovery mechanism of $10.6 million and the recognition of emission allowances that were deferred in previous periods of $6.2 million. These increases were partially offset by a decrease in environmental cost recovery of $21.3 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

•
Gas Distribution Operations' net revenues decreased primarily due to lower regulatory and tax trackers, which are offset in expense, of $53.7 million, and the effects of warmer weather of $36.9 million. These decreases in net revenues were partially offset by an increase of $34.9 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio's approved infrastructure replacement program and the 2011 rate case at Columbia of Pennsylvania.

•
Columbia Pipeline Group Operations’ net revenues decreased primarily due to the customer settlement at Columbia Transmission which decreased net revenues by $81.7 million. These decreases were partially offset by increased regulatory trackers, which are offset in expense, of $48.6 million, higher demand margin revenue of $21.9 million primarily as a result of growth projects placed into service and an increase of $8.3 million from the impact of higher rates at Columbia Gulf.

Expenses
Operating expenses were $2,734.3 million in 2013, an increase of $228.2 million from the comparable 2012 period. This increase was primarily due to an increase in operation and maintenance expenses of $213.6 million, higher depreciation and amortization of $15.4 million and increased other taxes of $12.9 million, partially offset by an increase in the gain on sale of assets of $13.7 million. The increase in operation and maintenance is due primarily to increased regulatory trackers, which are offset in revenue, of $130.0 million, higher employee and administrative costs of $60.5 million due primarily to greater labor expense due to a growing workforce, timing of outages and maintenance and IT support and enhancement projects, increased outside services of $10.2 million, software data conversion costs of $8.9 million and a mark-to-market adjustment of corporate owned life insurance assets primarily in the prior year of $5.7 million. These increases were partially offset by lower electric generation costs of $13.1 million as a result of the timing of planned and unplanned outages. The increase in depreciation and amortization is primarily due to increased capital expenditures related to projects placed in service. The increase in gain on the sale of assets is primarily from the sale of storage base gas of $11.1 million and conveyances of mineral rights of $7.3 million, both at Columbia Pipeline Group Operations.
Operating expenses were $2,506.1 million in 2012, a decrease of $41.6 million from the comparable 2011 period. This decrease was primarily due to a decrease in operation and maintenance expenses of $41.8 million, lower impairment charges of $20.6

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

million and decreased other taxes of $5.4 million, partially offset by an increase in depreciation and amortization of $26.2 million. The decrease in operation and maintenance is due primarily to decreased environmental costs attributable to the 2011 MGP remediation refresh and a decrease in employee and administrative costs driven largely by a decrease in pension contributions at Columbia Pipeline Group Operations. These decreases in operation and maintenance expenses were partially offset by increased MISO fees which were previously deferred until the 2011 electric rate case which resulted in the expiration of the deferral, higher outside services, and increased regulatory trackers, which are offset in revenue. Lower impairment costs are primarily due to the $14.7 million impairment related to Lake Erie Land recorded in the fourth quarter of 2011. These decreases were partially offset by an increase in depreciation and amortization primarily as a result of the expiration of deferrals of depreciation expense for Sugar Creek as a result of the 2011 electric rate case and higher depreciation due to increased capital expenditures. These increases were partially offset by lower depreciation and amortization as a result of the Columbia Transmission customer settlement.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $35.9 million in 2013, an increase of $3.7 million compared with 2012. Equity Earnings in Unconsolidated Affiliates primarily includes investments in Millennium and Hardy Storage which are integral to the Columbia Pipeline Group Operations business. Equity earnings increased primarily from increased earnings at Millennium.

Equity Earnings in Unconsolidated Affiliates were $32.2 million in 2012, an increase of $17.6 million compared with 2011. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium and Hardy Storage which are integral to the Columbia Pipeline Group Operations business. Equity earnings increased primarily from increased earnings at Millennium due to higher demand and commodity revenues.
Other Income (Deductions)
Other Income (Deductions) in 2013 reduced income $390.6 million compared to a reduction of $416.6 million in 2012. The decrease in deductions is primarily due to an increase in Other, net of $22.5 million in 2013 compared to 2012. This increase is primarily attributable to a gain from insurance proceeds and AFUDC earnings. Interest expense of $414.8 million was recorded in 2013, a decrease of $3.5 million compared to the prior year. The decrease resulted from the maturity of $420.3 million of long-term debt in March 2013 and $315.0 million of long-term debt in November 2012, increased AFUDC rates and lower average short-term borrowings partially offset by higher interest expense from the issuance of $500 million of long-term debt in October 2013, $750.0 million of long-term debt in April 2013 and $750.0 million of long-term debt in June 2012.

Other Income (Deductions) in 2012 reduced income $416.6 million compared to a reduction of $438.1 million in 2011. The decrease in other deductions is due to a loss on early extinguishment of debt of $53.9 million in the prior year. Also, there was an increase in other, net due primarily to an increase in AFUDC at NIPSCO. These increases to Other Income were partially offset by increased interest expense of $41.5 million. Interest expense increased primarily due to the issuances of long-term debt of $400.0 million in June 2011, $500.0 million in November 2011, $250.0 million in April 2012, $750.0 million in June 2012, and the expiration of the Sugar Creek deferral. These increases were partially offset by the repurchase of $125.3 million of the 2016 and $124.7 million of the 2013 notes in November 2011 and lower short-term borrowings and rates.

Income Taxes
The effective income tax rates were 34.8%, 34.4% and 35.0% in 2013, 2012 and 2011, respectively. The change in the overall effective tax rate in 2013 versus 2012 and 2012 versus 2011 were minimal. Refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements for further discussion of income taxes.
Discontinued Operations
Discontinued operations reflected net income of $6.3 million in 2013 compared to net income of $7.3 million in 2012 and a loss of $10.5 million in 2011. The income in 2013, 2012 and loss in 2011 relates primarily to activities associated with NiSource's Retail Services business, a settlement at NiSource's former exploration and production subsidiary, CER, NiSource's unregulated natural gas marketing business and Columbia Propane. Income in 2013 is comparable to 2012. Income in 2012 was $17.8 million higher than 2011 due primarily to a reserve at NiSource's unregulated marketing business partially offset by income at NiSource's Retail Services business. A gain on the disposition of discontinued operations of $34.9 million was recorded in 2013 as a result of a gain on the sale of the service plan and leasing business lines of NiSource's Retail Services business partially offset by a loss on the sale of NiSource's unregulated marketing business. Discontinued operations activity resulted in $0.13 earnings per basic share, $0.03 earnings per basic share and $0.04 loss per basic share for 2013, 2012 and 2011, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolver, commercial paper program, long-term debt agreements and NiSource’s ability to access the capital markets there is adequate capital available to fund its operating activities and capital expenditures in 2014.
Operating Activities
Net cash from operating activities for the year ended December 31, 2013 was $1,436.8 million, an increase of $161.3 million from a year ago. The increase in net cash from operating activities was primarily due to an increase in working capital from income tax receivables of $255.9 million primarily due to a refund from the IRS received in 2013.

Net cash from operating activities for the year ended December 31, 2012 was $1,275.5 million, an increase of $405.3 million from the prior year. The increase in net cash from operating activities was primarily due to the decrease in pension and postretirement contributions of $51.0 million in 2012 compared to $447.1 million in 2011.
Pension and Other Postretirement Plan Funding. In 2013, NiSource contributed $49.3 million to its pension plans and $54.3 million to its postretirement medical and life plans. In 2014, NiSource expects to make contributions of approximately $38.3 million to its pension plans and approximately $39.1 million to its postretirement medical and life plans. At December 31, 2013, NiSource’s pension and other post-retirement benefit plans were underfunded by $260.9 million and $260.0 million, respectively.

Investing Activities
The tables below reflect actual capital expenditures and certain other investing activities by segment for 2011, 2012 and 2013, and estimates for 2014.

(in millions)	2014E	2013	2012	2011
Gas Distribution Operations	$817.3	$790.8	$649.4	$539.4
Columbia Pipeline Group Operations	807.3	797.5	489.6	301.5
Electric Operations	456.1	426.3	422.8	267.7
Corporate and Other Operations	69.3	31.4	23.3	22.0
Total	$2,150.0	$2,046.0	$1,585.1	$1,130.6
For 2014, the projected capital program and certain other investing activities are expected to be $2,150.0 million, which is $104.0 million higher than the 2013 capital program. This increased spending is mainly due to higher expenditures in the Electric Operations segment due to anticipated TDSIC and other tracker program spend, continued spending on infrastructure replacement programs in the Gas Distribution Operations segment, and increased spending in the Columbia Pipeline Group Operations segment due to an increase in system growth and equity investments as a result of the current profile of identified growth projects in 2014 partially offset by a decrease in the modernization and maintenance spend attributed to advanced spend for the modernization program in 2013.
For 2013, the capital expenditures and certain other investing activities were $2,046.0 million, an increase of $460.9 million compared to 2012. This increased spending is mainly due to higher expenditures for the modernization program and system growth and equity investments in the Marcellus and Utica Shale areas in the Columbia Pipeline Group Operations segment and increased spending in the Gas Distribution Operations segment due to increased spending on infrastructure replacement programs. Capital spending in the Electric Operations segment in 2013 was comparable to 2012 due to continued spending on the environmental tracker capital projects in the generation fleet.
For 2012, capital expenditures and certain other investing activities were $1,585.1 million, an increase of $454.5 million compared to 2011. This increased spending is mainly due to higher expenditures for the infrastructure replacement programs in the Gas Distribution Operations segment, increased spending in the Columbia Pipeline Group Operations segment for various growth

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

projects primarily in the Marcellus and Utica Shale areas, as well as expenditures under its modernization replacement program. Additionally, there were increased expenditures in the Electric Operations segment due primarily to the FGD projects.
Restricted cash was $8.0 million and $46.8 million as of December 31, 2013 and 2012, respectively. The decrease in restricted cash was primarily a result of the sale of NiSource’s unregulated natural gas marketing business.
NiSource received insurance proceeds for capital repairs of $6.4 million, $6.5 million and zero in 2013, 2012 and 2011, respectively.
Contributions to equity investees were $125.4 million, $20.4 million, and $6.4 million for 2013, 2012 and 2011, respectively. The $105.0 million increase in 2013 was the result of higher contributions made by NiSource Midstream to Pennant. The increase in 2012 was the result of cash required for Millennium’s expansion projects. Refer to the Columbia Pipeline Group Operations segment discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations for information on these contributions.

Financing Activities
Long-term Debt. Refer to Note 16, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information on long-term debt.
Credit Facilities. On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand its borrowing capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes.
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
NiSource Finance had no borrowings outstanding under its revolving credit facility at December 31, 2013 and borrowings of $44.0 million at December 31, 2012, at a weighted average interest rate of 3.73%. In addition, NiSource Finance had $433.6 million in commercial paper outstanding at December 31, 2013, at a weighted average interest rate of 0.70% and $499.6 million in commercial paper outstanding at December 31, 2012, at a weighted average interest rate of 1.11%.
As of December 31, 2013 and December 31, 2012, NiSource had $265.1 million and $233.3 million, respectively, of short-term borrowings recorded on the Consolidated Balance Sheets and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 19, “Transfers of Financial Assets” in the Notes to Consolidated Financial Statements.
As of December 31, 2013, NiSource had $31.6 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility. At December 31, 2012, NiSource had $36.4 million of stand-by letters of credit outstanding of which $18.3 million were under the revolving credit facility.
As of December 31, 2013, an aggregate of $1,552.1 million of credit was available under the credit facility.
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
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility and its three-year term loan issued April 5, 2012, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2013, the ratio was 60.0%.

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
NiSource’s indentures generally do not contain any financial maintenance covenants. However, NiSource’s indentures are generally subject to cross-default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at 10% of NiSource’s consolidated net tangible assets.
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
Credit Ratings. On January 31, 2014, Moody's Investors Service upgraded the senior unsecured rating for NiSource to Baa2 from Baa3 and NiSource’s commercial paper rating to P-2 from P-3. Additionally, the rating for NIPSCO was upgraded to Baa1 from Baa2 and the rating for Columbia of Massachusetts was affirmed at Baa2. Moody's outlook for NiSource and all of its subsidiaries is stable. On December 9, 2013, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. On February 25, 2013, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $35.4 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and service obligations for various services including pipeline capacity and IBM outsourcing. The total contractual obligations in existence at December 31, 2013 and their maturities were:

(in millions)	Total	2014	2015	2016	2017	2018	After
Long-term debt (1)	$8,053.7	$521.7	$230.0	$746.5	$589.5	$800.0	$5,166.0
Capital leases (2)	279.6	26.4	46.7	17.1	16.7	16.8	155.9
Interest payments on long-term debt	5,953.8	451.9	424.9	398.8	371.9	315.2	3,991.1
Operating leases(3)	75.4	21.4	14.2	10.8	8.3	6.6	14.1
Energy commodity contracts	646.8	191.8	106.2	65.0	66.9	68.9	148.0
Service obligations:
Pipeline service obligations	1,429.3	256.9	230.2	190.6	162.9	124.3	464.4
IBM service obligations	665.4	99.9	99.6	99.9	95.6	91.6	178.8
Vertex Outsourcing LLC service obligations	19.0	12.7	6.3	—	—	—	—
Other service obligations	254.8	66.5	63.1	64.9	59.8	0.5	—
Other liabilities	77.4	77.4	—	—	—	—	—
Total contractual obligations	$17,455.2	$1,726.6	$1,221.2	$1,593.6	$1,371.6	$1,423.9	$10,118.3
(1) Long-term debt balance excludes unamortized discounts of $53.7 million and non-recourse debt of $5.4 million related to NDC Douglas Properties.

(2) Capital lease payments shown above are inclusive of interest totaling $100.4 million. Also included are minimum lease payments for an office building that the Company will not occupy until 2014.

(3)Operating lease balances do not include amounts for fleet leases that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $26.6 million in 2014, $29.5 million in 2015, $25.5 million in 2016, $20.4 million in 2017, $14.6 million in 2018 and $11.8 million thereafter.
NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the stated coupon and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2013. For 2014, NiSource projects that it will be required to make interest payments of approximately $486.2 million, which includes $451.9 million of interest payments related to its long-term debt outstanding as of December 31, 2013. At December 31, 2013, NiSource also had $698.7 million in short-term borrowings outstanding.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring payments of $5.8 million and $25.6 million in 2014 and 2015, respectively, which are recorded as a capital lease.
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent the minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices.
In July 2008, the IURC issued an order approving NIPSCO’s purchase power agreements with subsidiaries of Iberdrola Renewables, Buffalo Ridge I LLC and Barton Windpower LLC. These agreements provide NIPSCO the opportunity and obligation to purchase up to 100 mw of wind power generated commencing in early 2009. The contracts extend 15 and 20 years, representing 50 mw of wind power each. No minimum quantities are specified within these agreements due to the variability of electricity generation from wind, so no amounts related to these contracts are included in the table above. Upon any termination of the agreements by NIPSCO for any reason (other than material breach by Buffalo Ridge I LLC or Barton Windpower LLC), NIPSCO may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination. NIPSCO began purchasing wind power in April 2009.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2014 to 2024, require NiSource to pay fixed monthly charges.
On December 31, 2013, NiSource Corporate Services signed a seven year agreement with IBM to continue to provide business process and support functions to NiSource under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. The agreement is effective January 1, 2014 with a commencement date of April 1, 2014 and will include some targeted service enhancements as well as continue existing IT support services and a few additional support

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

services. Under the existing and new agreements, at December 31, 2013, NiSource Corporate Services expects to pay approximately $665.4 million to IBM in service and project fees as shown in the table above. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM's capital investments not yet recovered and IBM's wind-down expenses. This termination fee could be material depending on the events giving rise to the termination and the timing of the termination.
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay $19.0 million to Vertex Outsourcing LLC in service fees over the remaining one and a half year term.
NIPSCO has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2018 and are included within “Other service obligations” in the table of contractual obligations.
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and NIPSCO will continue to pay for the services under a combination of fixed and variable charges. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualified as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012. Future payments for this capital lease are included within “Capital leases” in the table of contractual obligations.
NiSource’s expected payments included within “Other liabilities” in the table of contractual commitments above contains employer contributions to pension and other postretirement benefits plans expected to be made in 2014. Plan contributions beyond 2014 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2014, NiSource expects to make contributions of approximately $38.3 million to its pension plans and approximately $39.1 million to its postretirement medical and life plans. Refer to Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.

Not included in the table above are $24.0 million of estimated federal and state income tax liabilities, including interest. If or when such amounts may be settled is uncertain and cannot be estimated at this time. Refer to Note 11, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.

NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as “Other Liabilities and Deferred Credits” on the Consolidated Balance Sheets, other than those described above.

NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $332.5 million in 2014, which are not included in the table above.

Off Balance Sheet Items
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has purchase and sale agreement guarantees totaling $73.5 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
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

Commodity Price Risk
Commodity price risk at NiSource’s rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process, including gains or losses on the approved use of derivative instruments used to manage this market risk. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk. Some of NiSource’s rate-regulated utility subsidiaries offer commodity price risk products to their customers for which derivatives are used to hedge forecasted customer usage under such products. These subsidiaries do not have regulatory recovery orders for these products and are subject to gains and losses recognized in earnings due to hedge ineffectiveness. NiSource is not involved in speculative energy trading activity.
All derivatives classified as hedges are assessed for hedge effectiveness, with any components determined to be ineffective charged to earnings or classified as regulatory assets or liabilities as appropriate. During 2013 and 2012, no income was recognized in earnings due to the ineffectiveness of derivative instruments being accounted for as hedges.
Refer to Note 9, “Risk Management Activities,” in the Notes to Consolidated Financial Statements for further information on NiSource’s various derivative programs for managing commodity price risk.
NiSource subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, which are reflected in NiSource’s restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $14.2 million for the years 2013 and 2012, respectively.
Contemporaneously with the issuance on September 16, 2005 of $1.0 billion of 5.25% and 5.45% notes maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized as an increase to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88% respectively.

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
As of December 31, 2013, $825 million of NiSource Finance’s existing long-term debt is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions that reprice every six months in January and July, and the $325.0 million term loan which reprices monthly based on 1-month BBA LIBOR plus a credit spread. Effective with Moody's credit rating upgrade on January 31, 2014, NiSource's credit spread on the term loan is 1.00% per annum.

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

Market Risk Measurement
Refer to “Critical Accounting Policies” included in this Item 7 and Note 1-U, “Accounting for Risk Management Activities,” and Note 9, “Risk Management Activities,” in the Notes to Consolidated Financial Statements for further discussion of NiSource’s risk management.

Other Information
Critical Accounting Policies
NiSource applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource’s results of operations and Consolidated Balance Sheets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,665.0 million and $1,730.0 million at December 31, 2013, and $2,187.2 million and $1,764.9 million at December 31, 2012, respectively. For additional information, refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.
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
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets. Regulatory assets requiring specific regulatory action amounted to $150.7 million at December 31, 2013. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
Pensions and Postretirement Benefits. NiSource has defined benefit plans for both pensions and other postretirement benefits. The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, long-term returns on plan assets and employee longevity, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource’s pensions and other postretirement benefits, see Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.
Goodwill. NiSource’s goodwill assets at December 31, 2013 were $3,666.2 million, most of which resulted from the acquisition of Columbia on November 1, 2000. In addition, NIPSCO Gas Distribution Operations’ goodwill assets at December 31, 2013, related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992, were $17.8 million. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of May 1, 2013.
NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2012 goodwill test. The test indicated that the fair value of each of the reporting units that carry or are allocated goodwill substantially exceeded their carrying values, indicating that no impairment existed under the step 1 annual impairment test. For the current year a qualitative ("step 0") test was performed as of May 1, 2013. NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units in its baseline May 1, 2012 test. The results of this assessment indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values and no impairments are necessary.

Although there was no goodwill asset impairment as of May 1, 2013, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization stays below book value for an extended period of time. No impairment triggers were identified subsequent to May 1, 2013.

During the first quarter of 2013, as part of the sale of the service plan and leasing business lines of its Retail Services business, NiSource allocated $10.0 million of goodwill from Columbia Distribution Operations to the sale and allocated $1.0 million of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

goodwill from NIPSCO Gas Distribution Operations to the sale. Refer to Note 4, "Discontinued Operations and Assets and Liabilities Held for Sale" for more information.
Refer to Notes 1-J and 6, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.

Revenue Recognition. Revenue is recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed. Note 1-L, “Revenue Recognition,” in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements which the Company expects to have a current or prospective material impact on its Consolidated Financial Statements or Notes to the Consolidated Financial Statements.
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

Bargaining Unit Contract
As of December 31, 2013, NiSource had 8,477 employees of whom 3,318 were subject to collective bargaining agreements. Agreements were reached with the respective unions whose collective bargaining agreements were set to expire during 2013. Two additional collective bargaining contracts, covering approximately 1,945 employees, are set to expire during 2014.

Dodd-Frank Financial Reform Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by Congress on July 15, 2010 and was signed into law on July 21, 2010. The Act, among other things, establishes a Financial Stability Oversight Council (“FSOC”) and a Consumer Financial Protection Bureau (“CFPB”) whose duties include the monitoring of domestic and international financial regulatory proposals and developments, as well as the protection of consumers. The FSOC may submit comments to the SEC and any standard-setting body with respect to an existing or proposed accounting principle, standard or procedure. The Act also creates increased oversight of the over-the-counter (“OTC”) derivatives markets, requiring OTC transactions in instruments defined as “swaps” under the new regulations to be cleared through a "designated contract market" or "swap execution facility" and cash margins to be posted for those transactions. During 2012, the Commodity Futures Trading Commission (“CFTC”) finalized most of the remaining key regulations under the Act, which started to go into effect in late 2012 in accordance with a schedule promulgated by the CFTC. NiSource is not a “swap dealer”, a “major swap participant” or a “financial entity” as defined under the regulations and, therefore, various exemptions from mandatory clearing and real-time reporting apply to most of NiSource's swap transactions. While the Act and the new regulations have had some impact on capital markets and derivatives markets generally, NiSource does not expect compliance with the Act to have any material effect on its operations.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The NiSource Chief Executive Officer is the chief operating decision maker.
NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in 16 northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations

Year Ended December 31, (in millions)	2013	2012	2011
Net Revenues
Sales Revenues	$3,053.8	$2,660.7	$3,457.9
Less: Cost of gas sold (excluding depreciation and amortization)	1,419.7	1,166.9	1,910.2
Net Revenues	1,634.1	1,493.8	1,547.7
Operating Expenses
Operation and maintenance	824.8	757.3	831.0
Depreciation and amortization	201.4	189.9	171.5
Impairment and loss on sale of assets, net	1.2	0.6	1.0
Other taxes	161.3	154.7	167.8
Total Operating Expenses	1,188.7	1,102.5	1,171.3
Operating Income	$445.4	$391.3	$376.4

Revenues ($ in Millions)
Residential	$1,901.0	$1,685.2	$2,220.9
Commercial	654.0	549.0	724.8
Industrial	194.3	174.3	218.0
Off-System Sales	266.4	176.2	267.2
Other	38.1	76.0	27.0
Total	$3,053.8	$2,660.7	$3,457.9
Sales and Transportation (MMDth)
Residential sales	272.3	226.5	254.5
Commercial sales	172.9	156.2	168.6
Industrial sales	494.5	478.2	431.8
Off-System Sales	70.4	61.5	62.4
Other	0.4	0.3	0.3
Total	1,010.5	922.7	917.6
Heating Degree Days	5,698	4,799	5,434
Normal Heating Degree Days	5,610	5,664	5,633
% Colder (Warmer) than Normal	2%	(15)%	(4)%
Customers
Residential	3,079,575	3,058,839	3,039,579
Commercial	281,535	280,842	280,521
Industrial	7,663	7,552	7,861
Other	22	22	19
Total	3,368,795	3,347,255	3,327,980
Competition
Gas Distribution Operations competes with investor-owned, municipal, and cooperative electric utilities throughout its service area, and to a lesser extent, with other regulated natural gas utilities and propane and fuel oil suppliers. Gas Distribution Operations continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas. Competition with providers of electricity is generally strongest in the residential and commercial markets of Kentucky, southern Ohio, central Pennsylvania and western Virginia where electric rates are primarily driven by low-cost, coal-fired generation. In Ohio and Pennsylvania, similar gas provider competition is also common. Natural gas competes with fuel oil and propane in the Massachusetts market mainly due to the installed base of fuel oil and propane-based heating which, over time, has comprised a declining percentage of the overall market.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

Market Conditions
During 2013, spot prices at the Henry Hub for the winter through December 2013 have primarily been in the $3.360 - $4.520/Dth range compared to prices in the $3.02 - $3.70/Dth range experienced during the winter through December 2012.
Entering the 2013-2014 winter season, national storage levels were 112 Bcf below the prior year and 57 Bcf above the 5 year average inventory levels (based on 11/7/2013 Energy Information Administration storage report). During the summer of 2013, prices ranged between $3.270 and $4.375/Dth which were higher than those prices experienced in the summer of 2012.
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
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2011, 2012 and 2013 and estimates for 2014.

(in millions)	2014E	2013	2012	2011
System Growth	$159.7	$166.8	$126.4	$81.5
Maintenance and Other	657.6	624.0	523.0	457.9
Total	$817.3	$790.8	$649.4	$539.4
The Gas Distribution Operations segment’s capital expenditures and other investing activities were $790.8 million in 2013 and are projected to be $817.3 million in 2014. Capital expenditures for 2013 were higher than 2012 by approximately $141.4 million primarily due to increased spending on infrastructure replacement projects. The estimated 2014 capital expenditures are comparable to 2013 and continue to reflect spending on infrastructure replacement programs in Ohio, Kentucky, Pennsylvania, Virginia, Maryland and Massachusetts. Capital expenditures for 2012 were higher than 2011 by approximately $110.0 million primarily due to increased spending on infrastructure replacement projects.

Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.
Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the year ended December 31, 2013 increased from the same period last year primarily due to colder weather compared to prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a higher fixed residential customer charge. In its 2010 rate case, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design. This rate design was also incorporated in the settlement of the 2011 merger of the three Indiana LDCs: NIPSCO, Kokomo Gas and Northern Indiana Fuel and Light.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2013, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations service territories for 2013 was about 2% colder than normal and was about 19% colder than 2012, increasing net revenues by approximately $48 million for the year ended December 31, 2013 compared to 2012.
Weather in the Gas Distribution Operations service territories for 2012 was about 15% warmer than normal and was about 12% warmer than 2011, decreasing net revenues by approximately $37 million for the year ended December 31, 2012 compared to 2011.
Throughput
Total volumes sold and transported for the year ended December 31, 2013 were 1,010.5 MMDth, compared to 922.7 MMDth for 2012. This increase is primarily attributable to colder weather compared to the prior year.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

Net Revenues
Net revenues for 2013 were $1,634.1 million, an increase of $140.3 million from the same period in 2012, due primarily to an increase of $53.8 million for regulatory and service programs, including the impact from the rate cases at Columbia of Pennsylvania and Columbia of Massachusetts and the implementation of rates under Columbia of Ohio’s approved infrastructure replacement program, the effects of colder weather of $47.6 million, increased trackers, which are offset in expense, of $18.7 million, an increase in residential, commercial and industrial usage of $10.8 million, and higher revenue of $5.3 million due to an increase in residential and commercial customers.

Net revenues for 2012 were $1,493.8 million, a decrease of $53.9 million from the same period in 2011, due primarily to lower regulatory and tax trackers, which are offset in expense, of $53.7 million, and the effects of warmer weather of $36.9 million. These decreases in net revenues were partially offset by an increase of $34.9 million for regulatory and service programs, including the impact of new rates under Columbia of Ohio's approved infrastructure replacement program and the 2011 rate case at Columbia of Pennsylvania.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to Other gross revenues for the twelve months ended December 31, 2013 and 2012 were a decrease of $8.1 million and an increase of $31.3 million, respectively.

Operating Income
For 2013, Gas Distribution Operations reported operating income of $445.4 million, an increase of $54.1 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $86.2 million due to higher employee and administrative expenses of $27.1 million primarily due to a growing workforce and increased IT support and enhancement projects. Additionally, there were increased regulatory and tax trackers, which are offset in net revenue, of $18.7 million, higher depreciation of $11.5 million due to an increase in capital expenditures placed in service, increased other taxes, excluding trackers described above, of $8.7 million, higher outside services of $8.4 million, increased environmental expense of $5.6 million and higher materials and supplies of $2.2 million.

For 2012, Gas Distribution Operations reported operating income of $391.3 million, an increase of $14.9 million from the comparable 2011 period. Operating income increased due to lower operating expenses partially offset by lower net revenues, described above. Operating expenses decreased $68.8 million due to lower regulatory and tax trackers, which are offset in net revenue, of $53.7 million and decreased environmental costs of $35.0 million primarily attributable to estimated MGP remediation incurred in 2011. Additionally, operating expenses declined due to decreased employee and administrative costs, primarily pension, of $3.5 million and a decline in uncollectibles of $2.5 million. These decreases were partially offset by increased depreciation and amortization of $18.3 million as a result of an increase in capital expenditures, higher outside services of $5.9 million and increased materials and supplies of $3.6 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations

Year Ended December 31, (in millions)	2013	2012	2011
Net Revenues
Transportation revenues	$774.7	$721.8	$775.4
Storage revenues	196.4	196.7	196.1
Other revenues	208.7	83.0	34.1
Total Sales Revenue	1,179.8	1,001.5	1,005.6
Less: Cost of sales (excluding depreciation and amortization)	0.4	1.1	—
Net Revenues	1,179.4	1,000.4	1,005.6
Operating Expenses
Operation and maintenance	623.4	476.3	473.5
Depreciation and amortization	106.9	99.3	130.0
(Gain)/loss on sale of assets and impairment, net	(18.6)	(0.6)	0.1
Other taxes	62.2	59.2	56.6
Total Operating Expenses	773.9	634.2	660.2
Equity Earnings in Unconsolidated Affiliates	35.9	32.2	14.6
Operating Income	$441.4	$398.4	$360.0

Throughput (MMDth)
Columbia Transmission	1,124.6	1,107.7	1,117.5
Columbia Gulf	643.0	894.3	1,048.0
Crossroads Gas Pipeline	16.9	15.7	18.7
Intrasegment eliminations	(239.4)	(422.6)	(548.5)
Total	1,545.1	1,595.1	1,635.7

Growth Projects Placed into Service
Big Pine Gathering System Project. The Columbia Pipeline Group Operations segment made an investment of approximately $165 million, which included right-of-way acquisitions and installation, refurbishment and operation of approximately 57 miles of pipeline facilities in the hydrocarbon-rich Western Pennsylvania shale production region. The newly constructed pipeline has an initial combined capacity of 425 MMcf per day. Natural gas production is being sourced from XTO Energy Inc., a subsidiary of ExxonMobil, in Butler County, Pennsylvania, and delivered to Columbia Transmission and two other third-party pipelines in Pennsylvania. The project was placed into service in April 2013.

Smithfield Project. The Columbia Pipeline Group Operations segment made approximately $14 million of capital investments for modifications to existing pipeline and compressor facilities to accommodate receipt of up to 150,000 Dth per day of additional Marcellus gas from connections near Smithfield, West Virginia and Waynesburg, Pennsylvania. Three anchor shippers agreed to long-term, firm transportation contracts. One contract began in April 2011 and the others began in August 2011. The project was placed in service in May 2012.

Rimersburg Expansion Project. The Columbia Pipeline Group Operations segment invested approximately $8 million for this project that added capacity to north central Pennsylvania to meet the growing demands of producers in the area. The project expands Line 134 from the Brinker compressor station to the Iowa regulator, adding approximately 19,000 Dth per day of additional capacity, all of which has been sold through precedent agreements. The project was placed into service in May 2012.

Line WB Expansion Project. The Columbia Pipeline Group Operations segment expanded its WB system through investment in additional facilities, which provide transportation service on a firm basis from Loudoun, Virginia to Leach, Kentucky. The expansion totaled approximately $14 million, allowing producers to meet incremental transportation demand in the Marcellus/Appalachian Basin. Binding precedent agreements for approximately 175,000 Dth per day of firm transportation capacity were executed, some of which began in January 2011. Final construction on all facilities was completed and placed into service in May 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations

Majorsville, PA Project. The Columbia Pipeline Group Operations segment executed three separate projects totaling approximately $80 million in the Majorsville, Pennsylvania vicinity to aggregate Marcellus Shale gas production for downstream transmission. Fully contracted, the pipeline and compression assets allow the Columbia Pipeline Group Operations segment to gather and deliver more than 325,000 Dth per day of Marcellus production gas to the Majorsville MarkWest Liberty processing plants developed by MarkWest Liberty Midstream & Resources L.L.C.

Two of the three projects were completed and placed into service in August 2010, creating an integrated gathering and processing system serving Marcellus production in southwestern Pennsylvania and northern West Virginia. The third project involved construction of a pipeline that began late in 2010 to deliver residue gas from the Majorsville MarkWest Liberty processing plant to the Texas Eastern Wind Ridge compressor station in southwestern Pennsylvania to provide significant additional capacity to eastern markets. This project was placed into service in April 2011. Long-term service agreements are in place with anchor shippers.

Clendenin Project. Construction was completed in 2011 to modify existing facilities in the Clendenin, West Virginia area to move Marcellus production to liquid market centers. This approximately $18 million capital project provides the Columbia Pipeline Group Operations segment the ability to meet incremental transportation demand of up to 150,000 Dth per day. Long-term firm transportation contracts for 133,100 Dth were executed, all which were in effect by June 2011.

Growth Projects in Progress
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

West Side Expansion. The Columbia Pipeline Group Operations segment is investing approximately $200 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provide a backhaul transportation path to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 444,000 Dth per day from the Smithfield and Waynesburg areas and up to 540,000 Dth per day from Leach to Rayne transporting Marcellus production under long-term, firm contracts. Limited interim service is expected to be provided throughout 2014 with the project fully in service by the fourth quarter of 2014.

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

East Side Expansion. The Columbia Pipeline Group Operations segment is developing its East Side Expansion project, which will provide access for Marcellus supplies to the northeastern and mid-Atlantic markets. Backed by binding precedent agreements, the project will add up to 312,000 Dth per day of capacity and is expected to be placed in service by the end of the third quarter 2015. Columbia Transmission plans to invest up to approximately $275 million in this project.

Equity Investments
Pennant. NiSource Midstream entered into a 50:50 joint venture in 2012 with affiliates of Hilcorp to construct new wet natural gas gathering pipeline infrastructure and NGL processing facilities to support natural gas production in the Utica Shale region of northeastern Ohio and western Pennsylvania. NiSource Midstream and Hilcorp jointly own Pennant with NiSource Midstream serving as the operator of Pennant and the facilities. NiSource accounts for the joint venture under the equity method of accounting.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations

Pennant is investing in the construction of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 600 MMcf per day. In addition, Pennant is installing a gas processing facility in New Middletown, Ohio that will have an initial capacity of 200 MMcf per day and an NGL pipeline with an initial capacity of 45,000 barrels per day that can be expanded to 90,000 barrels per day. Consistent with the terms of the joint venture, NiSource Midstream will operate the gas processing facility, NGL pipeline and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with an interest in obtaining capacity on the system. The construction of the facilities will allow Pennant to become a full-service solution for providers in the northern Utica shale region, offering access to wet gas gathering and processing as well as residue gas and NGL takeaway to attractive market destinations. NiSource Midstream's initial investment in this area, including the gathering pipeline, related laterals, NGL pipeline and the processing plant, will be approximately $185 million. A portion of the facilities were placed in service in the fourth quarter of 2013 and the remainder will be in service in the second and third quarters of 2014.

During 2013, NiSource Midstream made cash contributions to Pennant totaling $108.9 million. Cash contributions of $2.9 million were made to Pennant during 2012. In January 2014, NiSource Midstream made a cash contribution to Pennant of $4.2 million to fund its continued construction activities.

In a separate agreement with Hilcorp, test wells were drilled in 2012 and continued in 2013 to support the development of the hydrocarbon potential on more than 100,000 combined acres in the Utica/Point Pleasant Shale formation. Production wells were drilled in 2013, with the full production program in development. NiSource is investing alongside Hilcorp in the development of the acreage, with NiSource owning both a working and overriding royalty interest. All of the Hilcorp/NiSource acreage is dedicated to Pennant.

Millennium. Millennium operates approximately 250 miles of pipeline under the jurisdictional authority of the FERC. The Millennium pipeline has the capability to transport natural gas to markets along its route, which lies between Corning, New York and Ramapo, New York, as well as to the New York City market through its pipeline interconnections. Columbia Transmission owns a 47.5% interest in Millennium and acts as operator for the pipeline in partnership with DTE Millennium Company and National Grid Millennium LLC, which each own an equal remaining share of the company.

During 2013 and 2012, Columbia Transmission made contributions to Millennium to fund its share of capital projects of $16.6 million and $17.6 million, respectively. For the same respective periods, Columbia Transmission received distributions of earnings of $29.0 million and $31.4 million.

Millennium began two projects in 2012 that will add nearly 30,000 hp of compression to its system. The first project went into service on June 1, 2013 and increased capacity at its interconnections with Algonquin Gas Transmission, with a total investment of approximately $50 million. The second project includes a total investment of approximately $40 million that will increase capacity by 175,000 Dth per day with interconnections to other third-party facilities. The second project is expected to be in service by April 1, 2014. Columbia Transmission's share of the above investments is limited to its 47.5% interest in Millennium.

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

During 2013, NiSource received $3.1 million of available accumulated earnings. For the same period last year, NiSource received $3.5 million of available accumulated earnings. NiSource made no contributions during 2013 or 2012.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on regulatory matters for the Columbia Pipeline Group Operations segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations (continued)

Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2011, 2012 and 2013 and estimates for 2014.

(in millions)	2014E	2013	2012	2011
System Growth and Equity Investments	$375.0	$321.2	$235.0	$81.5
Modernization and Maintenance	432.3	476.3	254.6	220.0
Total	$807.3	$797.5	$489.6	$301.5
Capital expenditures in the Columbia Pipeline Group Operations segment in 2013 increased by $307.9 million compared to 2012 due to the modernization program and system growth and equity investments in the Marcellus and Utica Shale areas. The capital expenditure program and other investing activities in 2014 are projected to be approximately $807.3 million, which is an increase of $9.8 million over 2013. The increase from 2013 to 2014 is expected due to an increase in system growth and equity investments spend as a result of the current profile of identified growth projects in 2014 partially offset by a decrease in the modernization and maintenance spend attributed to advanced spend for the modernization program in 2013. Capital expenditures for 2012 were higher than 2011 by approximately $188.1 million due to system growth in the Marcellus Shale area.

Nature of Sales
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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Columbia Pipeline Group Operations segment due to changes in near-term supply and demand conditions. The following percentages exclude the impact of intrasegment revenues, tracker-related revenues and the $50 million refund recorded in the third quarter of 2012 resulting from the Columbia Transmission customer settlement. For the year ended December 31, 2013, approximately 93.1% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.0% of the transportation revenues were derived from usage fees under firm contracts compared to 91.4% and 5.7%, respectively, for the twelve months ended December 31, 2012.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the year ended December 31, 2013 and 2012, approximately 1.9% and 2.9% respectively, of the transportation revenues were derived from interruptible contracts.

Environmental Matters
Currently, various environmental matters impact the Columbia Pipeline Group Operations segment. As of December 31, 2013, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations (continued)

Adair County, KY Incident
On February 13, 2014, a gas pipeline owned by Columbia Gulf ruptured in Adair County, Kentucky. No fatalities or serious injuries were reported and there was no material impact to commercial operations on the Columbia Gulf system. Columbia Gulf is investigating the cause of the rupture and will cooperate with the appropriate authorities in any further investigation, inspection and testing. Columbia Gulf believes any costs associated with damages, injuries and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource’s consolidated financial statements.
Throughput
Columbia Transmission provides transportation and storage services for LDCs, natural gas producers and other customers across its system, which covers portions of northeastern, mid-Atlantic, midwestern, and southern states and the District of Columbia. Billed throughput for Columbia Transmission consists of deliveries off of its system excluding gas delivered to storage for later delivery. Billed throughput for Columbia Gulf reflects transportation services for gas delivered through its mainline and laterals. Crossroads Pipeline’s throughput comes from deliveries it makes to its customers and other pipelines that are located in northern Indiana and Ohio. Intersegment eliminations represent gas delivered to affiliated pipelines within the segment.
Throughput for the Columbia Pipeline Group Operations segment totaled 1,545.1 MMDth for 2013, compared to 1,595.1 MMDth for the same period in 2012. The colder weather, which drove a majority of the increase on the Columbia Transmission system, was more than offset by the impact from increased production of Appalachian shale gas that resulted in fewer deliveries being made by Columbia Gulf to Columbia Transmission at Leach, Kentucky.
Throughput for the Columbia Pipeline Group Operations segment totaled 1,595.1 MMDth for 2012, compared to 1,635.7 MMDth in 2011. The decrease of 40.6 MMDth was primarily attributable to warmer winter weather in 2012, which drove a vast majority of the decrease on the Columbia Transmission system. Fewer deliveries were made on the Columbia Gulf system to Columbia Transmission at Leach, Kentucky because of the impact from increased production of Appalachian shale gas and the warmer winter weather. The increase in shale gas from the Appalachian, Haynesville and Barnett shale areas has also led to an increase in non-traditional throughput on Columbia Gulf in the form of deliveries to other interstate pipelines at liquid market centers on the Columbia Gulf system.
Net Revenues
Net revenues were $1,179.4 million for 2013, an increase of $179.0 million from the same period in 2012, primarily due to higher regulatory trackers, which are offset in expense, of $119.5 million, the current period impacts of the 2012 customer settlement at Columbia Transmission, which resulted in an increase in net revenues of $50.3 million, higher demand and commodity revenue of $11.9 million from new growth projects placed into service and increased mineral rights royalty revenue of $7.0 million. These increases were partially offset by lower shorter term transportation services of $7.6 million.

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

Operating Income
Operating income was $441.4 million for 2013, an increase of $43.0 million from the comparable period in 2012. Operating income increased as a result of higher net revenues, as described above, and increased equity earnings partially offset by higher operating expenses. Operating expenses increased by $139.7 million primarily due to increased regulatory trackers, which are offset in net revenues, of $119.5 million, higher employee and administrative expenses of $19.0 million that included $8.5 million related to higher pension costs, software data conversion costs of $8.9 million and higher depreciation of $7.6 million primarily due to increased capital expenditures related to projects placed in service. These increases were partially offset by higher gains on the sale of assets of $18.0 million resulting from the sale of storage base gas and on conveyances of mineral interests. Equity earnings increased $3.7 million primarily from increased earnings at Millennium.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations (continued)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations

Year Ended December 31, (in millions)	2013	2012	2011
Net Revenues
Sales revenues	$1,564.9	$1,509.7	$1,429.3
Less: Cost of sales (excluding depreciation and amortization)	542.5	495.9	545.5
Net Revenues	1,022.4	1,013.8	883.8
Operating Expenses
Operation and maintenance	448.6	451.9	403.8
Depreciation and amortization	244.4	249.7	214.7
Impairment and (gain)/loss on sale of assets, net	—	—	0.4
Other taxes	63.9	61.4	56.5
Total Operating Expenses	756.9	763.0	675.4
Operating Income	$265.5	$250.8	$208.4

Revenues ($ in millions)
Residential	$426.6	$410.4	$393.9
Commercial	431.5	413.7	382.1
Industrial	632.7	589.3	582.1
Wholesale	21.0	19.0	27.6
Other	53.1	77.3	43.6
Total	$1,564.9	$1,509.7	$1,429.3
Sales (Gigawatt Hours)
Residential	3,444.7	3,524.3	3,526.5
Commercial	3,881.9	3,863.1	3,886.5
Industrial	9,339.7	9,251.0	9,257.6
Wholesale	669.7	250.8	651.6
Other	132.0	119.1	165.5
Total	17,468.0	17,008.3	17,487.7
Cooling Degree Days	798	1,054	907
Normal Cooling Degree Days	806	814	808
% (Colder) Warmer than Normal	(1)%	29%	12%
Electric Customers
Residential	402,638	401,177	400,567
Commercial	54,452	53,969	54,029
Industrial	2,374	2,445	2,405
Wholesale	725	725	737
Other	5	6	17
Total	460,194	458,322	457,755
Electric Supply
On October 28, 2011, NIPSCO filed its 2011 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost-effectively meet NIPSCO customers' future energy requirements over the next twenty years. Existing resources are expected to be sufficient, assuming favorable outcomes for environmental upgrades, to meet customers' needs for the next decade. NIPSCO continues to monitor and assess economic, regulatory and legislative activity, and will update its resource plan as appropriate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Market Conditions
NIPSCO’s mwh sales to steel-related industries accounted for approximately 63.6% and 64.7% of the total industrial mwh sales for the year ended December 31, 2013 and 2012, respectively. NIPSCO’s industrial sales volumes and revenues increased slightly in 2013 as compared to 2012 as industrial activity continued to show moderate but steady improvement. Steel-related mwh volumes and demands have stabilized considerably since the volatility of the 2008-2009 period and the steel producers in NIPSCO’s service territory continue to show steady growth in their production levels.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2011, 2012 and 2013 and estimates for 2014.

(in millions)	2014E	2013	2012	2011
System Growth	$33.7	$42.5	$28.9	$28.0
Maintenance and Other	422.4	383.8	393.9	239.7
Total	$456.1	$426.3	$422.8	$267.7
The Electric Operations’ capital expenditure program and other investing activities in 2013 were comparable to 2012 due to continued spending on the environmental tracker capital projects in the generation fleet. The estimated 2014 capital expenditures are expected to be $29.8 million higher compared to 2013. The increase in capital is primarily due to anticipated TDSIC and other tracker program spend.
The Electric Operations’ capital expenditure program and other investing activities in 2012 were higher by $155.1 million versus 2011. The increase in capital was primarily attributable to increased environmental tracker capital for FGD projects in the generation fleet.
Regulatory Matters
Refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments, MISO, and cost recovery and trackers for the Electric Operations segment.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2013, reserves have been recorded to cover probable environmental response actions. Refer to Note 20-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.
Sales
Electric Operations sales were 17,468.0 gwh for the year ended 2013, an increase of 459.7 gwh compared to 2012. The 2.7% increase is primarily attributable to an increase in wholesale usage as a result of increased off system sales opportunities.

Electric Operations sales were 17,008.3 gwh for the year ended 2012, a decrease of 479.4 gwh compared to 2011. The 2.7% decrease is primarily attributable to a decrease in off-system sales opportunities related to lower market prices.

Net Revenues
Net revenues were $1,022.4 million for 2013, an increase of $8.6 million from the same period in 2012, primarily due to an increase in the return on the environmental capital investment recovery of $28.9 million due to an increased plant balance eligible for recovery, higher industrial, commercial and residential margins of $17.5 million, transmission upgrade revenue of $6.2 million, increased off-system sales of $4.9 million, higher revenue of $2.2 million due to an increase in commercial and residential customers and an increase in a RTO recovery mechanism of $2.1 million, which is offset in expense. These increases were partially offset by lower environmental cost trackers, which are offset in expense, of $19.5 million, decreased revenue related to emission allowances of $11.9 million, the effects of colder weather of $10.0 million, a decrease of $6.6 million related to the final reconciliation of the revenue credit recorded in 2012 and higher fuel handling costs of $4.3 million.

Net revenues were $1,013.8 million for 2012, an increase of $130.0 million from the same period in 2011, primarily due to increased industrial, commercial and residential margins of $66.5 million mainly due to the implementation of the electric rate case.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Additionally, there were lower revenue credits of $57.6 million as the electric rate case discontinued these credits. Net revenues also increased as a result of an increase in a RTO recovery mechanism of $10.6 million and the recognition of emission allowances that were deferred in previous periods of $6.2 million. Additionally, net revenues increased $3.5 million due to recovered margins related to lost consumption due to NIPSCO's participation in energy savings programs, $2.6 million due to the effects of weather and increased environmental trackers, which are offset in expense, of $1.7 million. These increases were partially offset by a decrease in environmental cost recovery of $21.3 million due to the plant balance eligible for recovery being reset to zero as a result of the electric rate case.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the twelve months ended December 31, 2013 and 2012 were a revenue increase of $4.7 million and a revenue decrease of $2.2 million, respectively.
Operating Income
Operating income for 2013 was $265.5 million, an increase of $14.7 million from the same period in 2012 primarily due to an increase in net revenues, as described above, and decreased operating expenses. Operating expenses decreased $6.1 million primarily due to lower environmental trackers, which are offset in net revenues, of $19.5 million and decreased electric generation costs of $13.1 million as a result of reduced outages and maintenance. These decreases were partially offset by increased employee and administrative expenses of $16.0 million, higher depreciation and amortization, excluding trackers described above, of $3.9 million, increased other taxes of $2.5 million, and higher MISO fees of $2.1 million, which are offset in revenue by a RTO recovery mechanism.
Operating income for 2012 was $250.8 million, an increase of $42.4 million from the same period in 2011 primarily due to an increase in net revenues, as described above, partially offset by an increase in operating expenses. Operating expenses increased $87.6 million primarily due to higher depreciation costs of $35.0 million mainly related to depreciation for Sugar Creek and an increase in MISO fees of $16.0 million, both of which were previously deferred until the electric rate case resulted in the expiration of those deferrals. Additionally, operating expenses increased due to higher employee and administration expenses of $17.7 million primarily due to increased pension costs and increased employee headcount, increased electric generation costs of $9.2 million, and higher property taxes of $4.7 million as a result of increased tax rates and basis. Additionally, there was an increase due to environmental reserves of $2.8 million, increased environmental trackers, which are offset in revenue, of $1.7 million, and higher storm damage costs of $1.9 million. These increases were partially offset by decreased rate case filing expenses of $6.3 million related to the 2011 electric rate case filing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 18, 2014

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013, of the Company and our report dated February 18, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 18, 2014

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2013	2012	2011
Net Revenues
Gas Distribution	$2,226.3	$1,959.8	$2,917.9
Gas Transportation and Storage	1,643.2	1,462.4	1,354.6
Electric	1,563.4	1,507.7	1,427.7
Other	224.4	101.0	50.8
Gross Revenues	5,657.3	5,030.9	5,751.0
Cost of Sales (excluding depreciation and amortization)	1,815.5	1,516.9	2,303.5
Total Net Revenues	3,841.8	3,514.0	3,447.5
Operating Expenses
Operation and maintenance	1,873.9	1,660.3	1,702.1
Depreciation and amortization	577.3	561.9	535.7
(Gain)/loss on sale of assets and impairment, net	(17.5)	(3.8)	16.8
Other taxes	300.6	287.7	293.1
Total Operating Expenses	2,734.3	2,506.1	2,547.7
Equity Earnings in Unconsolidated Affiliates	35.9	32.2	14.6
Operating Income	1,143.4	1,040.1	914.4
Other Income (Deductions)
Interest expense, net	(414.8)	(418.3)	(376.8)
Other, net	24.2	1.7	(7.4)
Loss on early extinguishment of long-term debt	—	—	(53.9)
Total Other Deductions	(390.6)	(416.6)	(438.1)
Income from Continuing Operations before Income Taxes	752.8	623.5	476.3
Income Taxes	261.9	214.7	166.7
Income from Continuing Operations	490.9	408.8	309.6
Income (Loss) from Discontinued Operations - net of taxes	6.3	7.3	(10.5)
Gain on Disposition of Discontinued Operations - net of taxes	34.9	—	—
Net Income	$532.1	$416.1	$299.1

Basic Earnings Per Share ($)
Continuing operations	$1.57	$1.40	$1.10
Discontinued operations	0.13	0.03	(0.04)
Basic Earnings Per Share	$1.70	$1.43	$1.06

Diluted Earnings Per Share ($)
Continuing operations	$1.57	$1.36	$1.07
Discontinued operations	0.13	0.03	(0.04)
Diluted Earnings Per Share	$1.70	$1.39	$1.03

Basic Average Common Shares Outstanding	312.4	291.9	280.4
Diluted Average Common Shares	313.6	300.4	288.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2013	2012	2011
Net Income	$532.1	$416.1	$299.1
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities(1)	(2.9)	(2.3)	1.2
Net unrealized gain on cash flow hedges(2)	2.8	3.2	3.0
Unrecognized pension and OPEB benefit (costs)(3)	22.0	(6.7)	(6.0)
Total other comprehensive income (loss)	21.9	(5.8)	(1.8)
Total Comprehensive Income	$554.0	$410.3	$297.3
(1) Net unrealized (loss) gain on available-for-sale securities, net of $1.5 million and $1.7 million tax benefit, and $0.7 million tax expense in 2013, 2012 and 2011, respectively.

(2) Net unrealized gain on derivatives qualifying as cash flow hedges, net of $1.8 million and $2.1 million tax expense, and $1.1 million tax benefit in 2013, 2012 and 2011, respectively.

(3) Unrecognized pension benefit and OPEB costs, net of $14.3 million tax expense, $4.2 million tax benefit, and $3.7 million tax expense in 2013, 2012 and 2011, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2013	December 31, 2012
ASSETS
Property, Plant and Equipment
Utility Plant	$23,303.7	$21,642.3
Accumulated depreciation and amortization	(9,256.5)	(8,986.4)
Net utility plant	14,047.2	12,655.9
Other property, at cost, less accumulated depreciation	317.9	260.0
Net Property, Plant and Equipment	14,365.1	12,915.9
Investments and Other Assets
Unconsolidated affiliates	373.7	243.3
Other investments	204.0	194.4
Total Investments and Other Assets	577.7	437.7
Current Assets
Cash and cash equivalents	26.8	36.3
Restricted cash	8.0	46.8
Accounts receivable (less reserve of $23.5 and $24.0, respectively)	1,005.8	907.3
Income tax receivable	5.1	130.9
Gas inventory	354.6	326.6
Underrecovered gas and fuel costs	46.4	45.0
Materials and supplies, at average cost	101.2	97.4
Electric production fuel, at average cost	44.6	71.7
Price risk management assets	22.7	0.5
Exchange gas receivable	70.6	51.3
Assets of discontinued operations and assets held for sale	—	133.9
Regulatory assets	142.8	162.8
Prepayments and other	330.6	357.2
Total Current Assets	2,159.2	2,367.7
Other Assets
Price risk management assets	0.5	40.7
Regulatory assets	1,522.2	2,024.4
Goodwill	3,666.2	3,677.3
Intangible assets	275.7	286.6
Deferred charges and other	87.3	94.4
Total Other Assets	5,551.9	6,123.4
Total Assets	$22,653.9	$21,844.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 313,675,911 and 310,280,867 shares outstanding, respectively	$3.2	$3.1
Additional paid-in capital	4,690.1	4,597.6
Retained earnings	1,285.5	1,059.6
Accumulated other comprehensive loss	(43.6)	(65.5)
Treasury stock	(48.6)	(40.5)
Total Common Stockholders’ Equity	5,886.6	5,554.3
Long-term debt, excluding amounts due within one year	7,593.2	6,819.1
Total Capitalization	13,479.8	12,373.4
Current Liabilities
Current portion of long-term debt	542.1	507.2
Short-term borrowings	698.7	776.9
Accounts payable	619.0	538.9
Customer deposits and credits	262.6	269.6
Taxes accrued	254.8	235.5
Interest accrued	136.4	133.7
Overrecovered gas and fuel costs	32.2	22.1
Price risk management liabilities	1.4	8.2
Exchange gas payable	186.4	146.2
Deferred revenue	18.5	42.8
Regulatory liabilities	60.2	171.6
Accrued liability for postretirement and postemployment benefits	6.2	6.1
Liabilities of discontinued operations and liabilities held for sale	—	108.6
Legal and environmental reserves	32.3	42.2
Other accruals	327.6	309.7
Total Current Liabilities	3,178.4	3,319.3
Other Liabilities and Deferred Credits
Price risk management liabilities	0.3	2.6
Deferred income taxes	3,277.8	2,953.3
Deferred investment tax credits	20.9	24.8
Deferred credits	91.9	84.1
Deferred revenue	17.1	—
Accrued liability for postretirement and postemployment benefits	527.5	1,107.3
Regulatory liabilities and other removal costs	1,669.8	1,593.3
Asset retirement obligations	174.4	160.4
Other noncurrent liabilities	216.0	226.2
Total Other Liabilities and Deferred Credits	5,995.7	6,152.0
Commitments and Contingencies (Refer to Note 20)	—	—
Total Capitalization and Liabilities	$22,653.9	$21,844.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2013	2012	2011
Operating Activities
Net Income	$532.1	$416.1	$299.1
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	—	—	53.9
Depreciation and amortization	577.3	561.9	535.7
Net changes in price risk management assets and liabilities	2.6	2.5	2.6
Deferred income taxes and investment tax credits	287.4	292.6	196.5
Deferred revenue	(7.2)	(8.3)	2.2
Stock compensation expense and 401(k) profit sharing contribution	50.7	45.0	39.2
(Gain) Loss on sale of assets	(17.6)	(4.1)	0.1
Loss on impairment of assets	0.1	0.3	16.7
Income from unconsolidated affiliates	(35.7)	(30.9)	(13.7)
Gain on disposition of discontinued operations - net of taxes	(34.9)	—	—
(Income) Loss from discontinued operations - net of taxes	(6.3)	(7.3)	10.5
Amortization of discount/premium on debt	9.4	9.7	8.9
AFUDC equity	(18.5)	(10.6)	(2.4)
Distributions of earnings received from equity investees	32.1	34.9	18.8
Changes in Assets and Liabilities:
Accounts receivable	(94.8)	(51.4)	219.5
Income tax receivable	125.9	(130.0)	98.1
Inventories	(9.2)	62.4	(141.7)
Accounts payable	67.8	57.3	(154.8)
Customer deposits and credits	(6.9)	(43.9)	(3.4)
Taxes accrued	2.6	21.9	(15.8)
Interest accrued	3.8	21.8	(2.5)
Over (Under) recovered gas and fuel costs	8.6	(51.1)	127.5
Exchange gas receivable/payable	21.0	(9.2)	(107.6)
Other accruals	2.2	(26.2)	33.2
Prepayments and other current assets	(17.0)	(4.5)	(10.2)
Regulatory assets/liabilities	479.1	(51.7)	(322.9)
Postretirement and postemployment benefits	(549.1)	123.0	(92.7)
Deferred credits	10.5	4.9	(2.3)
Deferred charges and other noncurrent assets	20.3	71.9	6.9
Other noncurrent liabilities	(9.5)	(14.1)	82.0
Net Operating Activities from Continuing Operations	1,426.8	1,282.9	881.4
Net Operating Activities from (used for) Discontinued Operations	10.0	(7.4)	(11.2)
Net Cash Flows from Operating Activities	1,436.8	1,275.5	870.2
Investing Activities
Capital expenditures	(1,879.9)	(1,498.8)	(1,122.7)
Insurance recoveries	6.4	6.5	—
Proceeds from disposition of assets	18.0	25.6	9.4
Restricted cash withdrawals	38.7	114.2	42.3
Contributions to equity investees	(125.4)	(20.4)	(6.4)
Other investing activities	(67.9)	(49.0)	(69.4)
Net Investing Activities used for Continuing Operations	(2,010.1)	(1,421.9)	(1,146.8)
Net Investing Activities from (used for) Discontinued Operations	118.7	(3.3)	(2.5)
Net Cash Flows used for Investing Activities	(1,891.4)	(1,425.2)	(1,149.3)
Financing Activities
Issuance of long-term debt	1,307.6	991.4	890.0
Repayments of long-term debt and capital lease obligations	(510.9)	(331.6)	(286.9)
Premium and other debt related costs	(3.2)	(3.4)	(62.1)
Change in short-term debt, net	(78.1)	(582.2)	(23.1)
Issuance of common stock	43.7	383.5	24.4
Acquisition of treasury stock	(8.1)	(10.0)	(3.1)
Dividends paid - common stock	(305.9)	(273.2)	(257.8)
Net Cash Flows from Financing Activities	445.1	174.5	281.4
Change in cash and cash equivalents from continuing operations	(138.2)	35.5	16.0
Change in cash and cash equivalents from discontinued operations	128.7	(10.7)	(13.7)
Cash and cash equivalents at beginning of period	36.3	11.5	9.2
Cash and Cash Equivalents at End of Period	$26.8	$36.3	$11.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2013	2012
Columbia of Massachusetts:
Medium-term notes -
Interest rates between 6.26% and 6.43% with a weighted average interest rate of 6.30% and maturities between December 15, 2025 and February 15, 2028	$40.0	$40.0
Total long-term debt of Columbia of Massachusetts	40.0	40.0
Columbia:
Subsidiary debt - Capital lease obligations	21.4	11.1
Total long-term debt of Columbia	21.4	11.1
Capital Markets:
Senior Notes - 6.78%, due December 1, 2027	3.0	3.0
Medium-term notes -
Issued at interest rates between 7.82% and 7.99%, with a weighted average interest rate of 7.92% and various maturities between March 27, 2017 and May 5, 2027 (1)	106.0	106.0
Total long-term debt of Capital Markets	109.0	109.0
NiSource Corporate Services:
Capital lease obligations -
Interest rate of 3.290% due June 30, 2015	1.4	4.7
Interest rate of 3.264% due August 31, 2015	0.8	1.2
Interest rate of 6.709% due December 31, 2015	23.3	20.8
Interest rate of 9.840% due June 30, 2015	0.1	0.3
Interest rate of 5.586% due December 31, 2016	2.8	2.1
Total long-term debt of NiSource Corporate Services	28.4	29.1
NiSource Development Company:
NDC Douglas Properties - Notes Payable -
Interest rates between 4.00% and 5.56% with a weighted average interest rate of 4.69% and various maturities between May 1, 2028 and August 31, 2056 (1)	5.4	5.5
Total long-term debt of NiSource Development Company	5.4	5.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2013	2012
NiSource Finance:
Long-term notes -
5.40% - due July 15, 2014	—	500.0
5.36% - due November 28, 2015	230.0	230.0
10.75% - due March 15, 2016	201.5	201.5
Variable rate - due April 15, 2016	325.0	250.0
5.41% - due November 28, 2016	90.0	90.0
5.25% - due September 15, 2017	450.0	450.0
6.40% - due March 15, 2018	800.0	800.0
6.80% - due January 15, 2019	500.0	500.0
5.45% - due September 15, 2020	550.0	550.0
4.45% - due December 1, 2021	250.0	250.0
6.125% - due March 1, 2022	500.0	500.0
3.85% - due February 15, 2023	250.0	250.0
5.89% - due November 28, 2025	265.0	265.0
6.25% - due December 15, 2040	250.0	250.0
5.95% - due June 15, 2041	400.0	400.0
5.80% - due February 1, 2042	250.0	250.0
5.25% - due February 15, 2043	500.0	500.0
4.80% - due February 15, 2044	750.0	—
5.65% - due February 1, 2045	500.0	—
Fair value adjustment of notes for interest rate swap agreements	—	40.4
Unamortized premium and discount on long-term debt	(53.2)	(40.7)
Total long-term debt of NiSource Finance	7,008.3	6,236.2
NIPSCO:
Capital lease obligations -
Interest rate of 3.95% due June 30, 2022	59.7	66.4
Pollution control bonds -
Reoffered interest rates between 5.60% and 5.85%, with a weighted average interest rate of 5.67% and various maturities between November 1, 2016 and April 1, 2019 (1)	226.0	226.0
Medium-term notes -
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.57% and various maturities between June 12, 2017 and August 4, 2027 (1)	95.5	95.5
Wind generation projects notes -
Variable rate of 3.25% at December 31, 2012 with amounts due at July 1, 2014 and October 28, 2014	—	0.9
Unamortized discount on long-term debt	(0.5)	(0.6)
Total long-term debt of NIPSCO	380.7	388.2
Total long-term debt, excluding amount due within one year	$7,593.2	$6,819.1
(1) Interest rates and maturities shown are as of December 31, 2013. Refer to Note 16 “Long-Term Debt” for changes in debt outstanding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of January 1, 2011	$2.8	$(27.4)	$4,103.9	$876.1	$(57.9)	$4,897.5
Comprehensive Income (Loss):
Net Income	—	—	—	299.1	—	299.1
Other comprehensive income (loss), net of tax	—	—	—	—	(1.8)	(1.8)
Dividends:
Common stock	—	—	—	(258.2)	—	(258.2)
Treasury stock acquired	—	(3.1)	—	—	—	(3.1)
Issued:
Employee stock purchase plan	—	—	1.3	—	—	1.3
Long-term incentive plan	—	—	21.4	—	—	21.4
401(k) and profit sharing issuance	—	—	32.0	—	—	32.0
Dividend reinvestment plan	—	—	8.9	—	—	8.9
Tax benefits of options	—	—	0.2	—	—	0.2
Balance as of December 31, 2011	$2.8	$(30.5)	$4,167.7	$917.0	$(59.7)	$4,997.3
Comprehensive Income (Loss):
Net Income	—	—	—	416.1	—	416.1
Other comprehensive income (loss), net of tax	—	—	—	—	(5.8)	(5.8)
Dividends:
Common stock	—	—	—	(273.5)	—	(273.5)
Treasury stock acquired	—	(10.0)	—	—	—	(10.0)
Issued:
Common stock issuance	0.3	—	—	—	—	0.3
Employee stock purchase plan	—	—	1.8	—	—	1.8
Long-term incentive plan	—	—	44.6	—	—	44.6
401(k) and profit sharing issuance	—	—	36.3	—	—	36.3
Dividend reinvestment plan	—	—	8.3	—	—	8.3
Forward equity settlement	—	—	338.9	—	—	338.9
Balance as of December 31, 2012	$3.1	$(40.5)	$4,597.6	$1,059.6	$(65.5)	$5,554.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of December 31, 2012	$3.1	$(40.5)	$4,597.6	$1,059.6	$(65.5)	$5,554.3
Comprehensive Income (Loss):
Net Income	—	—	—	532.1	—	532.1
Other comprehensive income (loss), net of tax	—	—	—	—	21.9	21.9
Dividends:
Common stock	—	—	—	(306.2)	—	(306.2)
Treasury stock acquired	—	(8.1)	—	—	—	(8.1)
Issued:
Common stock issuance	0.1	—	—	—	—	0.1
Employee stock purchase plan	—	—	2.9	—	—	2.9
Long-term incentive plan	—	—	43.8	—	—	43.8
401(k) and profit sharing issuance	—	—	37.8	—	—	37.8
Dividend reinvestment plan	—	—	8.0	—	—	8.0
Balance as of December 31, 2013	$3.2	$(48.6)	$4,690.1	$1,285.5	$(43.6)	$5,886.6

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance January 1, 2011	280,261	(1,406)	278,855
Treasury stock acquired		(165)	(165)
Issued:
Employee stock purchase plan	67	—	67
Long-term incentive plan	1,064	—	1,064
Dividend reinvestment	439	—	439
Retirement savings plan	1,594	—	1,594
Balance December 31, 2011	283,425	(1,571)	281,854
Treasury stock acquired		(439)	(439)
Issued:
Employee stock purchase plan	73	—	73
Long-term incentive plan	2,692	—	2,692
Dividend reinvestment	340	—	340
Retirement savings plan	1,496	—	1,496
Forward equity settlement	24,265	—	24,265
Balance December 31, 2012	312,291	(2,010)	310,281
Treasury stock acquired		(297)	(297)
Issued:
Employee stock purchase plan	102	—	102
Long-term incentive plan	2,037	—	2,037
Dividend reinvestment	272	—	272
Retirement savings plan	1,281	—	1,281
Balance December 31, 2013	315,983	(2,307)	313,676
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
Restricted cash was $8.0 million and $46.8 million as of December 31, 2013, and 2012, respectively. The decrease in restricted cash was primarily a result of the sale of NiSource’s unregulated natural gas marketing business.
D. Accounts Receivable and Unbilled Revenue.    Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $321.5 million and $285.7 million for the years ended December 31, 2013 and 2012, respectively. The reserve for uncollectible receivables is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determined the reserve based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered.
E.        Investments in Debt and Equity Securities.    NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income (loss). These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2013, 2012 and 2011.
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
The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Electric Operations	3.2%	3.4%	3.5%
Gas Distribution and Transmission Operations	1.8%	1.9%	2.1%

For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. The pre-tax rate for AFUDC was 2.4% in 2013, 3.3% in 2012 and 3.6% in 2011. Short-term borrowings were primarily used to fund construction efforts for all three years presented.
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
In the third quarter of 2013, Columbia Transmission sold storage base gas. The difference between the sale proceeds and amounts capitalized to Utility Plant resulted in a gain of $11.1 million.
H.       Carrying Charges and Deferred Depreciation.    Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, NIPSCO capitalized the debt-based carrying charges and deferred depreciation in accordance with orders of the IURC, pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation are being amortized over the remaining service life of each unit.

NIPSCO has capitalized debt-based carrying charges and deferred depreciation related to Sugar Creek in accordance with the February 18, 2008 Order of the IURC. The deferral of Sugar Creek debt based carrying charges and the deferral of depreciation ceased in December 2011 and deferred balances are being amortized over five years beginning January 2012. As of December 31, 2013, the remaining balance to be amortized is $42.9 million. An additional $13.9 million is deferred for consideration in NIPSCO's next electric base rate case. Management believes this amount is probable of recovery through future rates.
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2005 through 2013 had Columbia of Ohio not been subject to rate regulation is a combined $414.2 million, a $53.0 million decrease over the $467.2 million reflected in rates. The regulatory asset was $78.7 million and $84.8 million as of December 31, 2013 and 2012, respectively. The amount of depreciation that would have been recorded for 2013 had Columbia of Ohio not been subject to rate regulation is $66.3 million, a $6.0 million decrease over the $72.3 million reflected in rates.
I.        Amortization of Software Costs.    External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

period of five years. NiSource amortized $36.3 million in 2013, $30.6 million in 2012 and $29.0 million in 2011 related to software costs. NiSource’s unamortized software balance was $149.1 million and $142.6 million at 2013 and 2012, respectively.
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

Deferred revenue also includes a gain on conveyances related to pooling of assets (production rights) in a joint undertaking intended to find, develop, or produce oil or gas from a particular property or group of properties. NiSource has a working and an overriding royalty interest in the assets. The gain was initially deferred as NiSource has a substantial obligation for future performance. NiSource recognizes the gain on conveyances into earnings as the obligation is satisfied ($7.3 million in 2013). As of December 31, 2013, remaining gains of approximately $30.0 million were deferred pending performance of future obligations.

M.       Earnings Per Share.    Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (see Note 14). The calculation of diluted earnings per share excludes stock options which had an anti-dilutive effect. These options were zero for 2013 and 2012 and 2.8 million for 2011.
The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2013	2012	2011
Denominator (thousands)
Basic average common shares outstanding	312,402	291,927	280,442
Dilutive potential common shares
Nonqualified stock options	80	144	9
Shares contingently issuable under employee stock plans	708	557	1,017
Shares restricted under stock plans	456	544	339
Forward Agreements(1)	—	7,229	6,684
Diluted Average Common Shares	313,646	300,401	288,491
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

O.        Accounts Receivable Transfer Program.    Certain of NiSource’s subsidiaries have agreements with third parties to sell certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2013 and 2012 Consolidated Balance Sheets and short-term debt is recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. Fees associated with the securitization transactions are recorded as interest expense. Refer to Note 19, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for further information.
P.        Fuel Adjustment Clause.    NIPSCO defers most differences between fuel and power purchase costs and the recovery of such costs in revenue, and adjusts future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.
Q.        Gas Cost Adjustment Clause.    All of NiSource’s Gas Distribution Operations subsidiaries defer most differences between gas purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions.
R.        Gas Inventory.    Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $45.5 million and $48.4 million at December 31, 2013, and 2012, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was greater than the stated LIFO cost by $0.6 million at December 31, 2013 and was less than the stated LIFO cost by $13.2 million at December 31, 2012. Inventory valued using the weighted average cost methodology was $309.1 million at December 31, 2013 and $278.2 million at December 31, 2012.

S.        Accounting for Exchange and Balancing Arrangements of Natural Gas.    NiSource’s Columbia Pipeline Group and Gas Distribution Operations subsidiaries enter into balancing and exchange arrangements of natural gas as part of their operations and off-system sales programs. NiSource records a receivable or payable for its respective cumulative gas imbalances as well as for any gas inventory borrowed or lent under a Gas Distributions Operations exchange agreement. These receivables and payables are recorded as “Exchange gas receivable” or “Exchange gas payable” on NiSource’s Consolidated Balance Sheets, as appropriate.
T.        Accounting for Emissions Allowances.    NIPSCO has obtained SO2 and NOx emissions allowances from the EPA based upon its electric generation operations that the utility may sell, trade or hold for future use. NIPSCO utilizes the inventory model in accounting for these emissions allowances, whereby these allowances were recognized at zero cost upon receipt from the EPA. Pursuant to the December 21, 2011 IURC Order, all purchases and sales of emission allowances will be recovered or refunded through the EERM.
U.        Accounting for Risk Management Activities.    NiSource accounts for its derivatives and hedging activities in accordance with ASC 815. NiSource recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as a normal purchase normal sale under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Refer to Note 9, “Risk Management Activities,” in the Notes to Consolidated Financial Statements for additional information.
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
There have been no recently issued accounting pronouncements which are expected to have a material impact on the Company's Consolidated Financial Statements or Notes to the Consolidated Financial Statements.

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
In April 2011, NiSource settled a mortgage foreclosure action against the developer, reacquired the Sand Creek Country Club, and purchased additional properties owned by the developer to be marketed along with the existing Lake Erie Land properties to prospective purchasers. This transaction qualified as a business combination in accordance with GAAP. The properties were acquired at fair value and included the Sand Creek Country Club and additional commercial properties for a total of $15.8 million as well as $3.5 million of land. As a result of these acquisitions, NiSource’s total investment in Lake Erie Land was $51.3 million. As a part of the process to sell the Lake Erie Land properties in 2011, independent appraisals were obtained. The Company compared the carrying value of the assets to the fair value, determined primarily through the independent appraisals, and recorded an impairment loss of $14.7 million. The Company has analyzed the properties for indicators of impairment and determined there were no impairment charges during 2013 and 2012. At December 31, 2013 and December 31, 2012, the total book value of these properties was $31.4 million and $35.4 million, respectively, and is included in Other investments and Other property in the Consolidated Balance Sheets. NiSource is marketing the Lake Erie Land properties, but has determined that the sale would not be probable within a year and, therefore, the properties did not meet the criteria to be classified as assets held for sale in accordance with GAAP as of December 31, 2013, and December 31, 2012. The revenue and earnings of Sand Creek Country Club are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

4.	Discontinued Operations and Assets and Liabilities Held for Sale

On September 1, 2013, NiSource sold the commercial and industrial natural gas portfolio of its unregulated natural gas marketing business. The sale included the physical contracts and associated financial hedges that comprise the portfolio, as well as the gas inventory and customer deposits of the business. For the year ended December 31, 2013, an after tax loss of $1.5 million was included in Gain on Disposition of Discontinued Operations, net of taxes in the Statements of Consolidated Income. The assets and liabilities sold were classified as held for sale as of December 31, 2012. Refer to Note 9, "Risk Management Activities" for additional information regarding the price risk assets and liabilities of the business.

During 2012, NiSource began marketing to sell the service plan and leasing business lines of its Retail Services business. As of December 31, 2012, the assets and liabilities of the business lines met the criteria to be classified as held for sale in accordance with GAAP. Additionally, the results of operations and cash flows are classified as discontinued operations for all periods presented. The sale of the business lines closed in January 2013 resulting in gain from the disposal of discontinued operations of $36.4 million after taxes, which was recorded during the first quarter of 2013.

There were no assets and liabilities of discontinued operations and held for sale on the Consolidated Balance Sheet at December 31, 2013.

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
Total assets and liabilities of discontinued operations and held for sale in the tables above relate to the commercial and industrial portfolio of NiSource's unregulated natural gas marketing business and the service plan and leasing business lines of NiSource's Retail Services business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Results from discontinued operations are provided in the following table. These results are primarily from NiSource's Retail Services business, a settlement at NiSource's former exploration and production subsidiary, CER, NiSource's unregulated natural gas marketing business and Columbia Propane. Income in 2013 is comparable to 2012. Income in 2012 was $17.8 million higher than 2011 due primarily to a reserve at NiSource's unregulated marketing business partially offset by income at NiSource's Retail Services business.

Year Ended December 31, (in millions)	2013	2012	2011
Net Revenues from Discontinued Operations	$2.5	$37.1	$15.3
Income (Loss) from discontinued operations	11.6	11.3	(16.8)
Income tax expense (benefit)	5.3	4.0	(6.3)
Income (Loss) from Discontinued Operations - net of taxes	$6.3	$7.3	$(10.5)
Gain on Disposition of Discontinued Operations - net of taxes	$34.9	$—	$—

5.	Property, Plant and Equipment
NiSource’s property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2013	2012
Property Plant and Equipment
Gas Distribution Utility(1)	$8,927.4	$8,261.7
Gas Transmission Utility	6,669.0	6,151.4
Electric Utility(1)	6,815.0	6,347.0
Common Utility	163.5	144.9
Construction Work in Process	728.8	737.3
Non-Utility and Other(2)	360.5	298.6
Total Property, Plant and Equipment	$23,664.2	$21,940.9
Accumulated Depreciation and Amortization
Gas Distribution Utility(1)	$(2,868.7)	$(2,838.8)
Gas Transmission Utility	(2,879.0)	(2,814.9)
Electric Utility(1)	(3,426.4)	(3,265.0)
Common Utility	(82.4)	(67.7)
Non-Utility and Other(2)	(42.6)	(38.6)
Total Accumulated Depreciation and Amortization	$(9,299.1)	$(9,025.0)
Net Property, Plant and Equipment	$14,365.1	$12,915.9
(1) NIPSCO’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.

(2) Non-Utility and Other includes the property, plant and equipment of Columbia's unregulated businesses.

6.	Goodwill and Other Intangible Assets

In accordance with the provisions for goodwill accounting under GAAP, NiSource tests its goodwill for impairment annually as of May 1 each year unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined by the FASB. NiSource's three reporting units are Columbia Distribution Operations, Columbia Transmission Operations and NIPSCO Gas Distribution Operations.
NiSource has three reporting units that are allocated goodwill. NiSource’s goodwill assets at December 31, 2013 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, NIPSCO

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Gas Distribution Operations’ goodwill assets at December 31, 2013 related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $17.8 million.

NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2012 goodwill test. The test indicated that the fair value of each of the reporting units that carry or are allocated goodwill substantially exceeded their carrying values, indicating that no impairment existed under the step 1 annual impairment test.
In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the May 1, 2012 test, NiSource used a weighted average of the income and market approaches. The income approach utilized a discounted cash flow model. This model was based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in the models were the growth rates, which were based on the cash flows from operations for each of the reporting units, and the weighted average cost of capital, or discount rate. The starting point for each reporting unit’s cash flow from operations was the detailed five year plan, which takes into consideration a variety of factors such as the current economic environment, industry trends, and specific operating goals set by management. The discount rates were based on trends in overall market as well as industry specific variables and include components such as the risk-free rate, cost of debt, and company volatility at May 1, 2012. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting unit’s EBITDA, (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applying that multiple to the reporting unit’s EBITDA, and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill and non-goodwill reporting units based on the relative EBITDA, revenues, and operating income of each reporting unit. Each of the three market approaches were calculated with the assistance of a third party valuation firm, using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists under step 1 of the annual impairment test.
Certain key assumptions used in determining the fair values of the reporting units included planned operating results, discount rates and the long-term outlook for growth. In 2012, NiSource used discount rates of 5.60% for both Columbia Transmission Operations and Columbia Distribution Operations, resulting in excess fair values of approximately $1,643.0 million and $1,682.0 million, respectively. The results of the impairment test indicated that each of the reporting units passed step 1 of the impairment test.
Goodwill at NIPSCO Gas Distribution Operations related to the acquisition of Northern Indiana Fuel and Light and Kokomo Gas of $17.8 million was also tested for impairment as of May 1, 2012. The income approach was used to determine the fair value of the NIPSCO Gas Distribution reporting unit. Key assumptions in the income approach were a discount rate of 5.60% and a growth rate based on the cash flow from operations. These cash flows factor in the regulatory environment and planned growth initiatives. The step 1 goodwill impairment test resulted in the fair value of the NIPSCO Gas Distribution reporting unit to be above the carrying value by $356.0 million.
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

For the current year qualitative step 0 test performed as of May 1, 2013, NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units in its baseline May 1, 2012 test. The results of this assessment indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values and no impairments are necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment testing subsequent to May 1, 2013.

During the first quarter of 2013, as part of the sale of the service plan and leasing business lines of its Retail Services business, NiSource allocated $10.0 million of goodwill from Columbia Distribution Operations to the sale and allocated $1.0 million of goodwill from NIPSCO Gas Distribution Operations to the sale. Refer to Note 4, "Discontinued Operations and Assets and Liabilities Held for Sale" for more information.

NiSource’s intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February 1999 of Columbia of Massachusetts. These amounts were $275.7 million and $286.6 million, net of accumulated amortization of $166.5 million and $155.5 million, at December 31, 2013, and 2012, respectively and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2013, 2012, and 2011 related to its intangible assets. NiSource expects amortization expense to be $11.0 million a year from 2014-2018.

7.	Asset Retirement Obligations

Changes in NiSource’s liability for asset retirement obligations for the years 2013 and 2012 are presented in the table below:

(in millions)	2013	2012
Beginning Balance	$160.4	$146.4
Accretion expense	1.2	1.1
Accretion recorded as a regulatory asset	8.2	8.9
Additions	10.1	1.6
Settlements	(6.0)	(1.4)
Change in estimated cash flows	0.5	3.8
Ending Balance	$174.4	$160.4

NiSource has recognized asset retirement obligations associated with various legal obligations including costs to remove and dispose of certain construction materials located within many of NiSource’s facilities, certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain PCB contamination, closure costs for certain sites including ash ponds, solid waste management units and a landfill, as well as some other nominal asset retirement obligations. NiSource recognizes that there are obligations to incur significant costs to retire wells associated with gas storage operations; however, the lives of these wells are indeterminable until management establishes plans for closure. Additionally, NiSource has a significant obligation associated with the decommissioning of its two hydro facilities located in Indiana. These hydro facilities have an indeterminate life, and no asset retirement obligation has been recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Regulatory assets were comprised of the following items:

At December 31, (in millions)	2013	2012
Assets
Reacquisition premium on debt	$6.5	$8.6
R. M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation (see Note 1-H)	2.3	5.5
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	842.2	1,345.7
Other postretirement costs	67.7	66.3
Environmental costs (see Note 20-D)	68.7	77.5
Regulatory effects of accounting for income taxes (see Note 1-V)	266.8	245.7
Underrecovered gas and fuel costs (see Note 1-P and 1-Q)	46.4	45.0
Depreciation (see Note 1-H)	113.6	113.9
Uncollectible accounts receivable deferred for future recovery	10.5	6.1
Asset retirement obligations (see Note 7)	10.5	16.1
Losses on derivatives (see Note 9)	2.0	17.1
Post-in-service carrying charges	73.1	61.2
EERM operation and maintenance and depreciation deferral	5.9	9.8
MISO (see Note 8)	19.2	28.8
Sugar Creek carrying charges and deferred depreciation (see Note 1-H)	56.8	71.2
Other	119.2	113.7
Total Assets	$1,711.4	$2,232.2
Less amounts included as Underrecovered gas and fuel cost	(46.4)	(45.0)
Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$1,665.0	$2,187.2

Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2013	2012
Liabilities
Overrecovered gas and fuel costs (see Notes 1-P and 1-Q)	$32.2	$22.1
Cost of removal (see Note 7)	1,435.2	1,437.5
Regulatory effects of accounting for income taxes (see Note 1-V)	60.4	76.9
Unrecognized pension benefit and other postretirement benefit costs (see Note 12)	49.4	0.4
Other postretirement costs	111.9	97.4
Percentage of income plan	—	16.0
Off-system sales margin sharing	3.7	5.8
Other	69.4	130.9
Total Liabilities	$1,762.2	$1,787.0
Less amounts included as Overrecovered gas and fuel cost	(32.2)	(22.1)
Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabilities and Other Removal Costs	$1,730.0	$1,764.9
Regulatory assets, including underrecovered gas and fuel cost, of approximately $985.9 million as of December 31, 2013 are not earning a return on investment. Regulatory assets of approximately $1,560.7 million include expenses that are recovered as

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

components of the cost of service and are covered by regulatory orders. These costs are recovered over a remaining life of up to 41 years. Regulatory assets of approximately $150.7 million at December 31, 2013, require specific rate action.
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
Assets:
Reacquisition premium on debt – The unamortized premiums for debt redeemed by NIPSCO are deferred, amortized and recovered over the term of the replacement issue.
R.M. Schahfer Unit 17 and Unit 18 carrying charges and deferred depreciation – NIPSCO obtained approval from the IURC to capitalize the debt-based carrying charges and deferred depreciation for Schahfer Unit 17 and Unit 18 due to regulatory lag and to amortize such costs over the remaining service life of each unit.
Unrecognized pension benefit and other postretirement benefit costs – In 2007, NiSource adopted certain updates of ASC 715 which required, among other things, the recognition in other comprehensive income or loss of the actuarial gains or losses and the prior service costs or credits that arise during the period but that are not immediately recognized as components of net periodic benefit costs. Certain subsidiaries defer the costs as a regulatory asset in accordance with regulatory orders or as a result of regulatory precedent, to be recovered through base rates.
Other postretirement costs – Primarily comprised of costs approved through rate orders to be collected through future base rates, revenue riders or tracking mechanisms.
Environmental costs – Includes certain recoverable costs of investigating, testing, remediating and other costs related to gas plant sites, disposal sites or other sites onto which material may have migrated. Certain companies defer the costs as a regulatory asset in accordance with regulatory orders, to be recovered in future base rates, billing riders or tracking mechanisms.

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
Depreciation – Primarily relates to the difference between the depreciation expense recorded by Columbia of Ohio due to a regulatory order and the depreciation expense recorded in accordance with GAAP. The regulatory asset is currently being amortized over the life of the assets. Also included is depreciation associated with the Columbia of Ohio IRP program and Capital Expenditure program. Recovery of these costs is achieved through base rates and rider mechanisms. Refer to Note 1-H for more information.
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
EERM operation and maintenance and depreciation deferral – NIPSCO obtained approval from the IURC to recover certain environmental related costs including operation and maintenance and depreciation expense once the environmental facilities become operational. Recovery of these costs will continue until such assets are included in rate base through an electric base rate case. The EERM deferred charges represent expenses that will be recovered from customers through an annual EERM Cost Tracker which authorizes the collection of deferred balances over a twelve month period.
MISO – As part of NIPSCO’s participation in the MISO transmission service, wholesale energy and ancillary service markets, certain administrative fees and non-fuel costs have been deferred. The IURC authorized the deferral of certain non-fuel related costs until new electric rates were implemented on December 27, 2011. The deferred balances are being amortized over four years commencing January 2012.
Sugar Creek carrying charges and deferred depreciation – The IURC approved the deferral of debt-based carrying charges and the deferral of depreciation expense for the Sugar Creek assets. NIPSCO continued to defer such amounts until new electric rates were approved and implemented on December 27, 2011. Balances are being amortized over five years beginning January 2012. As of December 31, 2013, the remaining unamortized balance is $42.9 million. An additional $13.9 million is deferred for consideration in NIPSCO's next electric rate case. Management believes this amount is probable of recovery through future rates.

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
Unrecognized pension benefit and other postretirement benefit costs – In 2007, NiSource adopted certain updates of ASC 715 which required, among other things, the recognition in other comprehensive income or loss of the actuarial gains or losses and the prior service costs or credits that arise during the period but that are not immediately recognized as components of net periodic benefit costs. Certain subsidiaries defer the costs as a regulatory liability in accordance with regulatory orders or as a result of regulatory precedent, to be refunded through base rates.
Other postretirement costs – Primarily represents cash contributions in excess of postretirement benefit expense that is deferred as a regulatory liability by certain subsidiaries in accordance with regulatory orders.
Percentage of income plan – Represents the difference between costs incurred under a customer assistance program by Columbia of Ohio for targeted low income customers and the recovery of such costs through cost tracking mechanisms per regulatory orders. For 2012, Columbia of Ohio was in an overcollected position for this program, which resulted in a regulatory liability that was refunded to customers.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560 into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. The cost recovery mechanism is referred to as a TDSIC. Provisions of the TDSIC require that, among other things, requests for recovery include a seven year plan of eligible investments.  Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  Recoverable costs include a return on, and of, the investment, including AFUDC, post in service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case.  The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On October 3, 2013, NIPSCO filed its gas TDSIC seven year plan of eligible investments for a total of approximately $710 million with the IURC. An order is expected by the second quarter of 2014.
On June 18, 2013, NIPSCO, the OUCC and other customer stakeholder groups filed a unanimous agreement with the IURC to extend NIPSCO's 2010 natural gas customer rate settlement through 2020. The Settlement Agreement was approved by order issued on August 28, 2013 with the requirement that, on or before November 2020, NIPSCO must file a general rate case.

On December 28, 2011, the IURC issued an Order approving NIPSCO's proposed gas energy efficiency programs and budgets, including a conservation program and recovery of all start-up and deferred cost. A three year budget of $42.4 million was approved.

On November 25, 2013, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio will file its Application by February 28, 2014. Columbia of Ohio will be seeking to increase revenues by approximately $30.5 million.

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
On October 4, 2012, Columbia of Ohio filed a motion requesting an extension of its gas supply auction program, a continuation of its off-system sales and capacity release revenue sharing mechanism, and approval of its pipeline capacity contracts. On November 27, 2012, a non-unanimous stipulation resolving all issues was filed. After hearing, the PUCO issued an Order on January 9, 2013 that approved the stipulation. On May 1, 2013, the Ohio Partners for Affordable Energy appealed the PUCO Order to the Supreme Court of Ohio. The case has been briefed at the Supreme Court of Ohio, and the parties are awaiting the scheduling of oral argument.
On December 9, 2011, Columbia of Ohio filed a Notice of Intent to file an application to extend its IRP. Columbia of Ohio filed an amended Notice of Intent and an amended Motion for Waiver on March 5, 2012. On May 8, 2012, Columbia of Ohio filed its application, supporting exhibits and testimony. On September 26, 2012, the parties filed a Joint Stipulation and Recommendation that provided for the extension of Columbia of Ohio's IRP process for an additional five years and settlement of all issues. On November 28, 2012, the PUCO issued an Opinion and Order in which it approved the stipulation.

On May 29, 2013, Columbia of Kentucky filed an application with the Kentucky PSC requesting an increase of approximately $16.6 million in base rate revenues, the use of a forecasted test period and a revenue normalization adjustment to recognize changes in customer usage not included in Columbia of Kentucky's current weather normalization adjustment. A stipulation, signed by all parties and resolving all issues, was filed on November 5, 2013. On December 13, 2013, the Kentucky PSC issued an order approving the stipulation providing for, among other terms, an increase of $7.7 million in revenues using a forecasted test year, a recovery of Columbia of Kentucky’s investment in its pipeline replacement program on a forecasted basis, and continuation of Columbia of Kentucky's CHOICE program for three years. New rates were effective December 29, 2013.

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
On July 3, 2013, the VSCC issued an order approving an amendment to Columbia of Virginia's infrastructure tracking mechanism pursuant to the Steps to Advance Virginia's Energy (“SAVE”) Plan Act. Columbia of Virginia's five year SAVE Plan provides for recovery of costs associated with the accelerated replacement of certain facilities designed to improve system safety or reliability through a rate rider. The amendment increases authorized annual investments by $5.0 million from 2013 through 2016, to $25.0 million per year. In addition, the amendment expands the types of infrastructure eligible for the tracking mechanism and affords Columbia of Virginia additional flexibility with respect to annual and total plan limitations on expenditures.

On September 3, 2013, Columbia of Massachusetts and the Massachusetts Office of the Attorney General filed a Joint Motion for Approval of a Settlement Agreement with the Massachusetts DPU which resolves issues related to the disposition of revenues realized by Columbia of Massachusetts in 2005 from MASSPOWER's buy-out of a special contract with Columbia of Massachusetts, and which were at that time pending before the Massachusetts DPU in D.P.U. 10-10. The Settlement Agreement proposed to return $8.9 million to the customers of Columbia of Massachusetts in the form of a Distribution Rate Credit on their bills during the period November 1, 2013 through April 30, 2014. On October 16, 2013, the DPU issued an order approving the Settlement Agreement.

On April 16, 2013, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $30.1 million. An order is expected by February 28, 2014, with new rates going into effect on March 1, 2014. Pursuant to the procedural schedule for this case, on September 3, 2013, Columbia of Massachusetts filed its updated revenue requirement of $29.5 million and on October 16, 2013, filed an updated cost of service for $30 million. Evidentiary hearings and the briefing schedule for the case have concluded. In compliance with the procedural schedule, a final revenue requirements update of $29.9 million was filed on December 16, 2013.

On March 7, 2013, the Massachusetts DPU issued its final order approving $10.5 million of decoupling revenues for Columbia of Massachusetts' 2012-2013 Peak Period RDAF that was effective November 1, 2012 through April 30, 2013.

On April 13, 2012, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $29.2 million which was subsequently adjusted to $27.4 million. Columbia of Massachusetts filed using a historic test year ended December 31, 2011. Additionally, Columbia of Massachusetts proposed “rate-year, rate base” treatment for recovery of defined capital expenditures beyond the end of the historic test year, as well as expansion of eligible facilities to be recovered through modification to the TIRF. The Massachusetts DPU issued an order on November 1, 2012 approving an annual revenue increase of $7.8 million, effective November 1, 2012, rejecting the rate-year, rate-base proposal, but approving the expansion of eligible facilities to be recovered through the TIRF.
On August 2, 2013, Columbia of Massachusetts filed its 2013-2014 Peak Period LDAF and on September 16, 2013, Columbia of Massachusetts filed its 2013 Pension Expense Factor and its 2013 Residential Assistance Adjustment Factor, each with a proposed effective date of November 1, 2013. The 2013-2014 Peak Period LDAF of $59.0 million was approved on October 30, 2013, for effect November 1, 2013. The 2013 Pension Expense Factor and 2013 Residential Assistance Adjustment Factor, components of the LDAF, were approved subject to further investigation and reconciliation.

On August 2, 2012, Columbia of Massachusetts filed its 2012-2013 Peak Period LDAF and on September 14, 2012, Columbia of Massachusetts filed its 2012 Pension Expense Factor and 2012 Residential Assistance Adjustment Factor, each with a proposed effective date of November 1, 2012. The 2012-2013 Peak Period LDAF of $33.0 million effective November 1, 2012 was approved on October 31, 2012. The 2012 Pension Expense Factor and 2012 Residential Assistance Adjustment Factor components of the LDAF were approved subject to further investigation and reconciliation.
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

Columbia Pipeline Group Operations Regulatory Matters

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

The Settlement also provided for a depreciation rate reduction to 1.5% and elimination of negative salvage rate effective January 1, 2012 and for a second base rate reduction, which began January 1, 2014, which equates to approximately $25 million in revenues annually thereafter.

The Settlement includes a CCRM, a tracker mechanism that will allow Columbia Transmission to recover, through an additive capital demand rate, its revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system. The CCRM provides for a 14% revenue requirement with a portion designated as a recovery of increased taxes other than income taxes. The additive demand rate is earned on costs associated with projects placed into service by October 31 each year. The initial additive demand rate was effective on February 1, 2014. The CCRM will give Columbia Transmission the opportunity to recover its revenue requirement associated with $1.5 billion investment in the modernization program, while maintaining competitive rates for its shippers. The CCRM recovers the revenue requirement associated with qualifying modernization costs that Columbia Transmission incurs after satisfying the requirement associated with $100 million in annual capital maintenance expenditures. The CCRM applies to Columbia Transmission's transportation shippers. The CCRM will not exceed $300 million per year in investment in eligible facilities, subject to a 15% annual tolerance and a total cap of $1.5 billion for the entire five-year initial term. On December 31, 2013, Columbia Transmission made its first annual CCRM filing, with billing rates effective February 1, 2014. Through this filing, Columbia Transmission will begin collecting its revenue

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

requirements for the $299.2 million spent on eligible modernization facilities in 2013. For the first CCRM period, these revenue requirements will total approximately $38.9 million. On January 30, 2014, the FERC approved Columbia Transmission's first year CCRM filing.

Chesapeake, Virginia LNG Facility Modernization. In connection with long-term extensions of their expiring service agreements, the three customers of Columbia Transmission's Chesapeake, Virginia LNG peaking facility agreed to fund upgrades to modernize the facility. Under the settlement, Columbia Transmission will invest approximately $30.0 million to upgrade the facility and each customer will extend its contract for 15 years. The settlement was filed with the FERC on February 28, 2013 and approved without modification on June 3, 2013. The project's first phase was completed in the fourth quarter of 2013. The remainder of the project is expected to be completed by mid-2015.
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

Cost Recovery Trackers and other similar mechanisms. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 7 of the Natural Gas Act. However, certain operating costs of the NiSource regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, environmental, operational purchases and sales of natural gas, and the revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system as discussed above.

Electric Operations Regulatory Matters

Significant Rate Developments. As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, NIPSCO anticipates making investments in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued orders approving construction work in progress in rate base and abandoned plant cost recovery requested by NIPSCO for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing NIPSCO's request to transition to forward looking rates, allowing more timely recovery of NIPSCO's investment in transmission assets. On August 22, 2012, the IURC issued an order authorizing NIPSCO to retain certain revenues under MISO Schedule 26-A. NIPSCO began recording revenue in the first quarter of 2013 using a forward looking rate, based on an average construction work in progress balance of $19.8 million. For the twelve months ended December 31, 2013 revenue of $2.4 million was recorded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

On July 19, 2013, NIPSCO filed its electric TDSIC, further discussed above, with the IURC. The filing included the seven-year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven year plan of eligible investments. The Order also granted NIPSCO ratemaking relief associated with the eligible investments through a rate adjustment mechanism, described above. NIPSCO anticipates filing its first semi-annual tracker petition in the third quarter of 2014.

On December 18, 2013, the IURC issued an Order approving NIPSCO's proposed electric energy efficiency programs and budgets through December 31, 2014, including authorization to use its energy efficiency recovery mechanism to recover costs and lost margins for 2014.

On November 12, 2013, several industrial customers, including INDIEC, filed a complaint at the FERC regarding the 12.38% base ROE used to set the MISO Transmission Owners' transmission rates and requesting a reduction in the base ROE to 9.15%. The complaint further requests that FERC limit the capital structure of MISO Transmission Owners to no more than 50% common equity for ratemaking purposes and that FERC eliminate incentive adders for membership in a RTO. NIPSCO joined in an answer defending the 12.38% base ROE and motion to dismiss the complaint filed on behalf of a group of MISO Transmission Owners on January 6, 2014. NIPSCO is unable to estimate the impact of this complaint or the timing of any potential impact at this time.

On July 18, 2011, NIPSCO filed with the IURC a settlement in its 2010 Electric Rate Case with the OUCC, Northern Indiana Industrial Group, NLMK Indiana and Indiana Municipal Utilities Group. The settlement agreement limited the proposed base rate impact to the residential customer class to a 4.5% increase. The parties also agreed to a rate of return of 6.98% based upon a 10.2% ROE. The settlement resolved all pending issues related to compliance with the August 25, 2010 Order in the 2008 Electric Rate Case. On December 21, 2011, the IURC issued an Order approving the Settlement Agreement as filed, and new electric base rates became effective on December 27, 2011.

During 2002, NIPSCO settled certain regulatory matters related to an electric rate review. On September 23, 2002, the IURC issued an Order adopting most aspects of the settlement. The Order approving the settlement provided that certain electric customers of NIPSCO would receive bill credits of approximately $55.1 million each year. The credits continued at approximately the same annual level and per the same methodology, until the IURC approval and implementation of new customer rates, which occurred on December 27, 2011. Credits amounting to $51.0 million were recognized for electric customers for 2011. A final reconciliation of the credits was completed in the fourth quarter of 2012, which resulted in recoveries of $6.6 million in 2012.

Cost Recovery and Trackers. A significant portion of NIPSCO's revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.

Certain operating costs of the Electric Operations are significant, recurring in nature, and generally outside the control of NIPSCO. The IURC allows for recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for NIPSCO to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include electric energy efficiency programs, MISO non-fuel costs and revenues, resource capacity charges, and environmental related costs.

On December 9, 2009, the IURC issued an Order in its generic DSM investigation proceeding establishing an overall annual energy savings goal of 2% to be achieved by Indiana jurisdictional electric utilities in 10 years, with interim savings goals established in years one through nine. On May 25, 2011, the IURC issued an Order approving a tracker mechanism to recover the costs associated with these energy efficiency programs. On July 27, 2011, the IURC issued an order approving NIPSCO's portfolio of electric energy efficiency programs and on August 8, 2012, approved recovery of lost margins associated with those programs through semi-annual tracker filings.

NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, NIPSCO is permitted to recover (1) AFUDC and a return on the capital investment expended by NIPSCO to implement environmental compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

On October 30, 2013, the IURC issued an order on ECR-22 approving NIPSCO’s request to begin earning a return on $478.8 million of net capital expenditures. On January 31, 2014, NIPSCO filed ECR-23 which included $583.5 million of net capital expenditures for the period ending December 31, 2013.

On October 10, 2013, the IURC issued an order approving NIPSCO’s MATS Compliance Projects. Refer to Note 20-D, “Environmental Matters,” for additional information on the MATS rule. The Order approved estimated capital costs of $59.3 million and granted the requested ratemaking relief and accounting treatment associated with these projects through the annual EERM and semi-annual ECRM tracker filings.
On March 22, 2011, NIPSCO filed a petition with the IURC for a certificate of public convenience and necessity and associated relief for the construction of additional environmental projects required to comply with the NOV consent decree lodged in the United States District Court for the Northern District of Indiana on January 13, 2011 and EPA Regulations. Refer to Note 20-D, “Environmental Matters,” for additional information. This petition was trifurcated into three separate phases. On December 28, 2011, February 15, 2012 and September 5, 2012, the IURC issued orders approving estimated project costs of approximately $800.0 million and granting the requested ratemaking and accounting relief associated with these projects through annual and semi-annual tracker filings.

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
Accounting Policy for Derivative Instruments.    The ASC topic on accounting for derivatives and hedging requires an entity to recognize all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted, such as normal purchase and normal sale contracts, under the provisions of the ASC topic. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.
NiSource uses a variety of derivative instruments (exchange traded futures and options, physical forwards and options, commodity swaps and interest rate swaps) to effectively manage its commodity price risk and interest rate risk exposure. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recognized currently in earnings. For derivative contracts that qualify for the normal purchase and normal sales exception, a contract’s fair value is not recognized in the Consolidated Financial Statements until the contract is settled.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

For its commodity price risk programs, NiSource has elected not to net the fair value amounts of its derivative instruments or the fair value amounts recognized for its right to receive or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. NiSource discloses amounts recognized for the right to reclaim cash collateral within “Restricted cash” and amounts recognized for the obligation to return cash collateral within “Other accruals” on the Consolidated Balance Sheets.
Commodity Price Risk Programs.    NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs where variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate this gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases or sales by economically hedging the various gas cost components by using a combination of futures, options, forward physical contracts or other derivative contracts. NIPSCO also uses derivative contracts to minimize risk associated with power price volatility. These commodity price risk programs and their respective accounting treatment are described below.
NIPSCO, Columbia of Pennsylvania, Columbia of Kentucky and Columbia of Virginia use NYMEX futures and NYMEX options to minimize risk associated with gas price volatility. These derivative programs must be marked to fair value, but because these derivatives are used within the framework of the companies’ GCR or FAC mechanism, regulatory assets or liabilities are recorded to offset the change in the fair value of these derivatives.
NIPSCO and Columbia of Virginia offer a fixed price program as an alternative to the standard GCR mechanism. These services provide certain customers with the opportunity to either lock in their gas cost or place a cap on the gas costs that would be charged in future months. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options are used to secure forward gas prices. The accounting treatment elected for these contracts is varied in that certain of these contracts have been accounted for as cash flow hedges while some contracts are not. The accounting treatment is based on the election of the company. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs where delivery of the commodity is probable to occur.
NIPSCO also offers a DependaBill program to its customers as an alternative to the standard tariff rate that is charged to residential customers. The program allows NIPSCO customers to fix their total monthly bill in future months at a flat rate regardless of gas usage or commodity cost. In order to hedge the anticipated physical purchases associated with these obligations, forward physical contracts, NYMEX futures and NYMEX options have been used to secure forward gas prices. The normal purchase and normal sales exception is elected for forward physical contracts associated with these programs where delivery of the commodity is probable to occur.
NIPSCO enters into gas purchase contracts at first of the month prices that give counterparties the daily option to either sell an additional package of gas at first of the month prices or recall the original volume to be delivered. NIPSCO charges a fee for this option. The changes in the fair value of these options are primarily due to the changing expectations of the future intra-month volatility of gas prices. These written options are derivative instruments, must be marked to fair value and do not meet the requirement for hedge accounting treatment. However, NIPSCO records the related gains and losses associated with these transactions as a regulatory asset or liability.
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
As part of the MISO Day 2 initiative, NIPSCO was allocated or has purchased FTRs. These FTRs help NIPSCO offset congestion costs due to the MISO Day 2 activity. The FTRs are marked to fair value and are not accounted for as a hedge, but since congestion costs are recoverable through the fuel cost recovery mechanism, the related gains and losses associated with marking these derivatives to market are recorded as a regulatory asset or liability. In the second quarter of 2008, MISO changed its allocation procedures from an allocation of FTRs to an allocation of ARRs, whereby NIPSCO was allocated ARRs based on its historical

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

use of the MISO administered transmission system. ARRs entitle the holder to a stream of revenues or charges based on the price of the associated FTR in the FTR auction, so ARRs can be used to purchase FTRs in the FTR auction. ARRs are not derivatives.
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
Commodity price risk program derivative contracted gross volumes are as follows:

	December 31, 2013	December 31, 2012
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	17.0	26.3
Price Protection Service program derivatives (MMDth)	0.7	1.2
DependaBill program derivatives (MMDth)	0.2	0.3
Gas marketing program derivatives (MMDth) (1)(3)	—	9.1
Gas marketing forward physical derivatives (MMDth) (2)(3)	—	8.4
Electric energy program FTR derivatives (mw)	1,248.0	8,927.3
(1) Basis contract volumes not included in the above table were 8.2 MMDth as of December 31, 2012.
(2) Basis contract volumes not included in the above table were 9.2 MMDth as of December 31, 2012.
(3) Contract volumes are from NiSource's unregulated natural gas marketing business that was sold on September 1, 2013.
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of December 31, 2013, NiSource had $7.7 billion of outstanding fixed rate debt, of which $500 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the twelve months ended December 31, 2013, 2012, and 2011.
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
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from accumulated other comprehensive loss to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of December 31, 2013, accumulated other comprehensive loss includes $8.2 million related to forward starting interest rate swap settlement. These derivative contracts are accounted for as a cash flow hedge.

As of December 31, 2013, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrealized loss associated with a settled interest rate swap is $17.7 million, net of tax, as of December 31, 2013. Millennium is amortizing the unrealized loss related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Statements of Consolidated Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

NiSource’s location and fair value of derivative instruments on the Consolidated Balance Sheets were:

Asset Derivatives (in millions)	December 31, 2013	December 31, 2012
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$21.2	$—
Price risk management assets (noncurrent)	—	40.4
Total derivatives designated as hedging instruments	$21.2	$40.4
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$1.5	$0.5
Price risk management assets (noncurrent)	0.5	0.3
Assets held for sale (current)(1)	—	107.0
Total derivatives not designated as hedging instruments	$2.0	$107.8
Total Asset Derivatives	$23.2	$148.2
(1) Prior to the classification as "Assets held for sale," $15.3 million was classified as noncurrent.

Liability Derivatives (in millions)	December 31, 2013	December 31, 2012
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$—	$0.1
Total derivatives designated as hedging instruments	$—	$0.1
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management liabilities (current)	$1.4	$8.1
Price risk management liabilities (noncurrent)	0.3	2.6
Liabilities held for sale (current)(2)	—	104.7
Total derivatives not designated as hedging instruments	$1.7	$115.4
Total Liability Derivatives	$1.7	$115.5
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

Offsetting of Derivative Assets (in millions)
As of December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Counterparty B	$2.1	$—	$2.1	$(1.7)	$0.4
Other (1)	21.1	—	21.1	—	21.1
Total	$23.2	$—	$23.2	$(1.7)	$21.5

Offsetting of Derivative Liabilities (in millions)
As of December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Counterparty B	$(1.7)	$—	$(1.7)	$1.7	$—
Total	$(1.7)	$—	$(1.7)	$1.7	$—

Offsetting of Derivative Assets (in millions)
As of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Counterparty A (2)	$71.8	$—	$71.8	$(71.8)	$—
Counterparty B	0.9	—	0.9	(0.9)	—
Other (3)	75.5	—	75.5	—	75.5
Total	$148.2	$—	$148.2	$(72.7)	$75.5

Offsetting of Derivative Liabilities (in millions)
As of December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Counterparty A (2)	$(103.4)	$—	$(103.4)	$71.8	$(31.6)
Counterparty B	(10.8)	—	(10.8)	0.9	(9.9)
Other (3)	(1.3)	—	(1.3)	—	(1.3)
Total	$(115.5)	$—	$(115.5)	$72.7	$(42.8)
(1) Amounts in "Other" include fixed-to-variable interest rate swap agreements entered into by NiSource.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

(2) Amounts in "Counterparty A" are balances from the commercial and industrial natural gas portfolio of NiSource's unregulated natural gas marketing business which was sold on September 1, 2013, and are included in assets and liabilities held for sale. Refer to Note 4, "Discontinued Operations and Assets and Liabilities Held for Sale" for additional information regarding the transaction.

(3) Amounts in "Other" include fixed-to-variable interest rate swap agreements entered into by NiSource as well as physical positions with counterparties that are part of NiSource's unregulated natural gas marketing business which was sold on September 1, 2013, and are included in assets and liabilities held for sale. Refer to Note 4, "Discontinued Operations and Assets and Liabilities Held for Sale" for additional information regarding the transaction.

The effect of derivative instruments on the Statements of Consolidated Income were:
Derivatives in Cash Flow Hedging Relationships
Twelve Months Ended (in millions)

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011
Commodity price risk programs	$0.1	$0.7	$—
Interest rate risk activities	—	1.5	1.6
Total	$0.1	$2.2	$1.6

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011
Cost of sales	$0.1	$(0.9)	$1.1
Interest expense, net	(1.6)	(2.6)	(2.6)
Total	$(1.5)	$(3.5)	$(1.5)

There was no income statement recognition of gains or losses for the ineffective portion and amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships for 2013, 2012 and 2011, respectively.
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately $0.1 million of gain, net of taxes.
Derivatives in Fair Value Hedging Relationships
Twelve Months Ended (in millions)

		Amount of Loss Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011
Interest rate risk activities	Interest expense, net	$(19.2)	$(16.3)	$(4.4)
Total		$(19.2)	$(16.3)	$(4.4)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Twelve Months Ended (in millions)

		Amount of Gain Recognized in Income on Related Hedged Items
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011
Interest rate risk activities	Interest expense, net	$19.2	$16.3	$4.4
Total		$19.2	$16.3	$4.4
Derivatives not designated as hedging instruments
Twelve Months Ended (in millions)

		Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives (1)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011
Commodity price risk programs	Gas Distribution revenues	$0.1	$0.3	$—
Commodity price risk programs	Cost of Sales	7.3	(20.6)	(33.8)
Commodity price risk programs	(Loss) Income from Discontinued Operations - net of taxes	(0.8)	2.0	29.5
Total		$6.6	$(18.3)	$(4.3)
(1) For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, a gain of $7.5 million in 2013 and losses of $20.3 million and $33.9 million for 2012 and 2011, respectively, were deferred per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months per regulatory order.
NiSource has not made any material reclassifications to earnings from AOCI to Cost of Sales due to the probability that certain forecasted transactions would not occur for the twelve months ended December 31, 2013 and 2012.
NiSource’s derivative instruments measured at fair value as of December 31, 2013 and 2012 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. As of December 31, 2013, the collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $0.9 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $5.9 million and $45.7 million of cash on deposit with brokers for margin requirements associated with open derivative positions reflected within “Restricted cash” on the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

NiSource consolidates those VIEs for which it is the primary beneficiary. Prior to the adoption of the FASB guidance on consolidation of variable interest entities, the prevalent method for determining the primary beneficiary was through a quantitative method. With the adoption of the guidance, NiSource also considers qualitative elements in determining the primary beneficiary. These qualitative measures include the ability to control an entity and the obligation to absorb losses or the right to receive benefits.
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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and NIPSCO will continue to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $23.6 million and $21.6 million for the years ended December 31, 2013 and 2012, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.
B.Equity Method Investments. Certain investments of NiSource are accounted for under the equity method of accounting. Income and losses from Millennium and Hardy Storage are reflected in Equity Earnings in Unconsolidated Affiliates on NiSource’s Statements of Consolidated Income. These investments are integral to the Columbia Pipeline Group Operations business. Income and losses from all other equity investments are reflected in Other, net on NiSource’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.

The following is a list of NiSource’s equity method investments at December 31, 2013:

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
As the Millennium and Hardy Storage investments are considered integral to the Columbia Pipeline Group Operations business, the following table contains condensed summary financial data. These investments are accounted for under the equity method of accounting and, therefore, are not consolidated into NiSource’s Consolidated Balance Sheets and Statements of Consolidated Income. These investments are recorded within Unconsolidated affiliates on the Consolidated Balance Sheets and NiSource’s portion of the results is reflected in Equity Earnings in Unconsolidated Affiliates on the Statements of Consolidated Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Given the immaterial nature of the other equity method investments, a condensed summary of financial data was determined not to be necessary.

Year Ended December 31, (in millions)	2013	2012	2011
Millennium
Statement of Income Data:
Net Revenues	$157.8	$152.3	$119.3
Operating Income	101.3	97.7	63.7
Net Income	63.0	57.1	20.5
Balance Sheet Data:
Total Assets	1,072.1	1,047.1	1,045.0
Total Liabilities	658.5	674.1	703.4
Total Members’ Equity	413.6	373.0	341.6
Hardy Storage
Statement of Income Data:
Net Revenues	$24.4	$24.4	$24.4
Operating Income	16.5	16.4	16.5
Net Income	10.6	10.0	9.7
Balance Sheet Data:
Total Assets	172.7	173.8	176.1
Total Liabilities	104.0	109.4	114.8
Total Members’ Equity	68.7	64.4	61.3

Equity in the retained earnings of Millennium and Hardy Storage at December 31, 2013 was $20.1 million and $9.6 million, respectively. Contributions made to Pennant and Millennium were $125.4 million, $20.4 million, and $6.4 million for 2013, 2012 and 2011, respectively. Millennium distributed $29.0 million and $31.4 million of earnings to Columbia Transmission during 2013 and 2012, respectively. Hardy Storage distributed $3.1 million and $3.5 million of earnings to NiSource during 2013 and 2012, respectively.

11.	Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2013	2012	2011
Income Taxes
Current
Federal	$(15.9)	$(85.8)	$(24.7)
State	(9.6)	7.8	(3.5)
Total Current	(25.5)	(78.0)	(28.2)
Deferred
Federal	265.8	279.9	165.3
State	25.5	16.9	34.4
Total Deferred	291.3	296.8	199.7
Deferred Investment Credits	(3.9)	(4.1)	(4.8)
Income Taxes from Continuing Operations	$261.9	$214.7	$166.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2013		2012		2011
Book income from Continuing Operations before income taxes	$752.8		$623.5		$476.3
Tax expense at statutory federal income tax rate	263.5	35.0%	218.3	35.0%	166.7	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	10.5	1.4	15.9	2.5	20.3	4.3
Regulatory treatment of depreciation differences	0.3	—	(6.1)	(0.9)	(8.2)	(1.8)
Amortization of deferred investment tax credits	(3.9)	(0.5)	(4.1)	(0.7)	(4.8)	(1.1)
Nondeductible expenses	3.2	0.4	1.9	0.3	2.5	0.6
Employee Stock Ownership Plan Dividends	(3.6)	(0.5)	(3.4)	(0.5)	(3.1)	(0.7)
AFUDC-Equity	(6.5)	(0.8)	(3.1)	(0.5)	(0.6)	(0.1)
Tax accrual adjustments and other, net	(1.6)	(0.2)	(4.7)	(0.8)	(6.1)	(1.2)
Income Taxes from Continuing Operations	$261.9	34.8%	$214.7	34.4%	$166.7	35.0%
The effective income tax rates were 34.8%, 34.4% and 35.0% in 2013, 2012 and 2011, respectively. The change in the overall effective tax rate between 2013, 2012, and 2011 was minimal.

On July 24, 2013, Transportation Finance Bill H3535, which was passed by the Massachusetts legislature, repealed the reduced tax rate of 6.5% for public utility corporations contained in Section 52A of Chapter 63 of the Massachusetts General Laws. Effective January 1, 2014, Columbia of Massachusetts will be taxed at 8.0%, which is the current franchise tax rate for corporations that are not public utilities. Deferred income tax expense was adjusted by $1.2 million as a result of this law change.

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

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 (ATRA). ATRA, among other things, extended retroactively the research credit under Internal Revenue Code section 41 until December 31, 2013, and also extended and modified 50% bonus depreciation for 2013. In general, 50% bonus depreciation is available for property placed in service before January 1, 2014, or in the case of certain property having longer production periods, before January 1, 2015. NiSource recorded the effects of ATRA in the first quarter 2013. The retroactive extension of the research credit did not have a significant effect on net income.

On May 12, 2011, the governor of Indiana signed into law House Bill 1004, which among other things, lowered the corporate income tax rate from 8.5% to 6.5% over four years beginning on July 1, 2012. The reduction in the tax rate impacted deferred income taxes and tax related regulatory assets and liabilities recoverable in the rate making process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to Indiana net operating loss carry forward, was reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the second quarter 2011, NiSource recorded tax expense of $6.8 million to reflect the effect of this rate change. The expense is largely attributable to the re-measurement of the Indiana net operating loss at the 6.5% rate. The majority of the Company’s tax temporary differences are related to NIPSCO’s utility plant. The re-measurement of these temporary differences at 6.5% was recorded as a reduction of a regulatory asset.
In the fourth quarter of 2010, NiSource received permission from the IRS to change its method of accounting for capitalized overhead costs under Section 263A of the Internal Revenue Code. The change was effective for the 2009 tax year. The Company recorded a net long-term receivable of $31.5 million, net of uncertain tax positions, in the fourth quarter of 2010 to reflect this change. There was no material impact on the effective tax rate as a result of this method change. In 2011, the Company revised its calculation related to the change in method and recorded an increase to the net long-term receivable of $3.3 million, net of

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

uncertain tax positions, to reflect the change in estimate. Excluding minor amounts of interest, the revision in estimate did not impact total income tax expense. In 2012, the IRS completed fieldwork for the audit for the years 2008-2010, and the change in method was accepted substantially as filed. Joint committee review was completed in 2013 without adjustment.
In the third quarter of 2010, NiSource recorded a $15.2 million reduction to income tax expense in connection with the Pennsylvania PUC approval a Columbia of Pennsylvania base rate case settlement on August 18, 2010. The adjustment to income tax expense resulted from the settlement agreement to flow through in current rates the tax benefits related to a tax accounting method change for certain capitalized costs approved by the IRS. As a result of the Pennsylvania PUC Order on October 14, 2011, Columbia of Pennsylvania continued to flow through in rates unamortized tax benefits of approximately $15.6 million through January 2014 related to the unit of property tax method change. As a result of a Pennsylvania PUC Order dated May 23, 2013, Columbia of Pennsylvania adjusted the flow through in rates of tax benefits so that the unamortized balance of approximately $8.2 million at June 30, 2013 would be amortized through December 2016. The amortization of excess tax benefits was $9.5 million in 2013. On a prospective basis, Columbia of Pennsylvania will recognize deferred tax expense rather than flow through in rates the tax benefits resulting from this method change.

Tangible Property Regulations and Repairs
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

On September 13, 2013, the IRS and U.S. Treasury issued final regulations on the deductibility and capitalization of expenditures related to tangible property, generally effective for tax years beginning on or after January 1, 2014. Taxpayers may elect early adoption of the regulations for the 2012 or 2013 tax year. NiSource does not plan to early adopt the regulations. The final regulations do not impact the effect of Revenue Procedure 2013-24 issued on April 30, 2013 which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

units of property for purposes of analyzing repair versus capitalization issues. NiSource will likely adopt this Revenue Procedure for income tax filings in 2014. NiSource has evaluated the impact of the final regulations and Revenue Procedure and has determined that they do not materially affect the financial statements.

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2013	2012
Deferred tax liabilities
Accelerated depreciation and other property differences	$3,811.5	$3,306.6
Unrecovered gas and fuel costs	9.4	23.2
Other regulatory assets	659.2	840.0
Premiums and discounts associated with long-term debt	11.4	12.1
Total Deferred Tax Liabilities	4,491.5	4,181.9
Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(205.4)	(191.5)
Cost of removal	(531.6)	(523.4)
Pension and other postretirement/postemployment benefits	(167.8)	(353.6)
Environmental liabilities	(51.3)	(49.0)
Net operating loss carryforward and AMT credit carryforward	(343.4)	(218.9)
Other accrued liabilities	(29.1)	(55.4)
Other, net	(60.4)	(55.9)
Total Deferred Tax Assets	(1,389.0)	(1,447.7)
Net Deferred Tax Liabilities	3,102.5	2,734.2
Less: Deferred income taxes related to current assets and liabilities (1)	(175.3)	(219.1)
Non-Current Deferred Tax Liability	$3,277.8	$2,953.3
(1) Current deferred taxes is located in Prepayments and other on the Consolidated Balance Sheets.

State income tax net operating loss benefits were recorded at their realizable value. NiSource anticipates it is more likely than not that it will realize $39.8 million and $39.4 million of these benefits as of December 31, 2013 and December 31, 2012, respectively, prior to their expiration. The remaining net operating loss carry forward represents a Federal carry forward of $298.9 million that will expire in 2033 and an Alternative Minimum Tax credit of $4.7 million that will carry forward indefinitely. The state amounts are primarily for Indiana, Pennsylvania, and West Virginia. The loss carryforward periods expire in various tax years from 2025 through 2033.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Reconciliation of Unrecognized Tax Benefits (in millions)	2013	2012	2011
Unrecognized Tax Benefits - Opening Balance	$28.5	$105.3	$129.2
Gross increases - tax positions in prior period	1.6	0.2	5.7
Gross decreases - tax positions in prior period	(21.4)	(85.4)	(29.6)
Gross increases - current period tax positions	15.1	8.4	—
Unrecognized Tax Benefits - Ending Balance	$23.8	$28.5	$105.3
Offset for outstanding IRS refunds	—	(16.0)	(87.9)
Offset for net operating loss carryforwards	(23.0)	(10.2)	(13.3)
Balance - Net of Refunds and NOL Carryforwards	$0.8	$2.3	$4.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Based upon its intent to comply with Internal Revenue Procedures, Tangible Property Regulations and the Stand-down Position audit adjustment, NiSource determined that the unrecognized tax benefit associated with the requested change in tax accounting method filed for 2008 related to electric generation and gas transmission and distribution required a re-measurement under the provisions of ASC 740. Therefore, in the fourth quarter of 2012 NiSource recognized an income tax receivable of $85.7 million related to the 2008 and 2009 tax years and increases in net operating loss carryforwards of $6.8 million for the tax years 2010-2012, previously unrecognized. Except for interest recorded on the tax receivables, the recognition of the receivables and net operating loss carryforwards did not materially affect tax expense or net income. The IRS issued Revenue Procedure 2013-24 on April 30, 2013, which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of units of property for purposes of analyzing repair versus capitalization issues. NiSource will likely adopt this Revenue Procedure for income tax filings in 2014. NiSource has evaluated and recorded the effect of the change in method enabled by this Revenue Procedure as of December 31, 2013.

In 2010, NiSource received permission to change its method of accounting for capitalizing overhead costs. The Company recorded an unrecognized tax benefit related to this uncertain tax position of $17.6 million in 2010. In 2011, this estimate was revised to $19.9 million. In 2012, the IRS completed fieldwork for the audit for the years 2008-2010, pending Joint Committee review. The Company revised the unrecognized tax benefit related to this issue to incorporate 2012 activity. At December 31, 2012, the unrecognized tax benefits were $21.1 million. This issue was resolved in 2013.

Offsetting the liability for unrecognized tax benefits are $23.0 million of related outstanding tax receivables and net operating loss carryforwards resulting in a net balance of $0.7 million, including interest, related to the tax method change issues.

Except as discussed above, there have been no other material changes in 2013 to NiSource's uncertain tax positions recorded as of December 31, 2012.

The total amount of unrecognized tax benefits at December 31, 2013, 2012 and 2011 that, if recognized, would affect the effective tax rate is $4.0 million, $2.2 million and $2.4 million, respectively. As of December 31, 2013, NiSource did not anticipate any significant changes to its liabilities for unrecognized tax benefits over the twelve months ended December 31, 2014. As of December 31, 2012, it was reasonably possible that a $20.5 million decrease in unrecorded tax benefits could occur in 2013 due primarily to Joint Committee Taxation review of the 2008-2010 federal audit. The results of the review are described above.

NiSource recognizes accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities, and tax penalties in income tax expense. With respect to its unrecognized tax benefits, NiSource recorded $(0.8) million, $0.2 million and $(0.1) million in interest expense in the Statements of Consolidated Income for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, NiSource reported $0.1 million, $0.9 million and $0.7 million, respectively, of accrued interest payable on unrecognized tax benefits on its Consolidated Balance Sheets. There were no accruals for penalties recorded in the Statement of Consolidated Income for the years ended December 31, 2013, 2012 and 2011 and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.

NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, Louisiana, Mississippi, Maryland, Tennessee, New Jersey and New York.

Because NiSource is part of the IRS's Large and Mid-Size Business program, each year's federal income tax return is typically audited by the IRS. As of December 31, 2013, tax years through 2010 have been audited and are effectively closed to further assessment, except for immaterial carryforward amounts. The audit of tax years 2011 and 2012 began in the first quarter of 2013. NiSource is also involved in the Compliance Assurance Program.

The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. As of December 31, 2013, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

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
NiSource Pension and Other Postretirement Benefit Plans’ Asset Management. NiSource employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and asset class volatility. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, small and large capitalizations. Other assets such as private equity funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying assets. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.
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

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension and other postretirement benefit plans for investment purposes. The asset mix and acceptable minimum and maximum ranges established for the NiSource plan assets represents a long-term view and are listed in the following table.

In 2012, a dynamic asset allocation policy for the pension fund was approved. This policy calls for a gradual reduction in the allocation to return-seeking assets (equities, real estate, private equity and hedge funds) and a corresponding increase in the allocation to liability-hedging assets (fixed income) as the funded status of the plans increase above 90% (as measured by the projected benefit obligations of the qualified pension plans divided by the market value of qualified pension plan assets). The asset mix and acceptable minimum and maximum ranges established by the policy for the pension fund at the pension plans funded status on December 31, 2013 are as follows:
Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	25%	45%	35%	55%
International Equities	15%	25%	15%	25%
Fixed Income	23%	37%	20%	50%
Real Estate/Private Equity/Hedge Funds	0%	15%	0%	0%
Short-Term Investments	0%	10%	0%	10%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Pension Plan and Postretirement Plan Asset Mix at December 31, 2013 and December 31, 2012:

(in millions)	Defined Benefit Pension Assets	December 31, 2013	Postretirement Benefit Plan Assets	December 31, 2013
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$914.9	40.4%	$218.0	48.0%
International Equities	472.5	20.8%	86.4	19.0%
Fixed Income	638.1	28.1%	131.8	29.0%
Real Estate/Private Equity/Hedge Funds	125.9	5.6%	—	—
Cash/Other	115.9	5.1%	18.0	4.0%
Total	$2,267.3	100.0%	$454.2	100.0%

(in millions)	Defined Benefit Pension Assets	December 31, 2012	Postretirement Benefit Plan Assets	December 31, 2012
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$809.0	37.4%	$171.0	45.3%
International Equities	453.3	21.0%	72.9	19.3%
Fixed Income	662.6	30.7%	132.2	35.0%
Real Estate/Private Equity/Hedge Funds	222.4	10.3%	—	—
Cash/Other	13.7	0.6%	1.5	0.4%
Total	$2,161.0	100.0%	$377.6	100.0%
The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Benefits Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the Master Trust and OPEB investment assets at fair value as of December 31, 2013 and 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Total Master Trust and OPEB investment assets at fair value classified within Level 3 were $124.7 million and $326.7 million as of December 31, 2013 and December 31, 2012, respectively. Such amounts were approximately 5% and 13% of the Master Trust and OPEB’s total investments as reported on the statement of net assets available for benefits at fair value as of December 31, 2013 and 2012, respectively.
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

For the year ended December 31, 2013, there were no significant changes to valuation techniques to determine the fair value of NiSource's pension and other postretirement benefits' assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Fair Value Measurements at December 31, 2013:

(in millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$9.2	$9.2	$—	$—
Equity securities
U.S. equities	329.7	329.7	—	—
International equities	155.4	154.1	1.3	—
Fixed income securities
Government	125.2	84.3	40.9	—
Corporate	166.6	—	166.6	—
Mortgages/Asset backed securities	61.5	—	61.4	0.1
Other fixed income	0.3	—	0.3	—
Commingled funds
Short-term money markets	81.2	—	81.2	—
U.S. equities	574.9	—	574.9	—
International equities	313.9	—	313.9	—
Fixed income	283.5	—	283.5	—
Private equity limited partnerships
U.S. multi-strategy (1)	57.9	—	—	57.9
International multi-strategy (2)	38.2	—	—	38.2
Distressed opportunities	8.9	—	—	8.9
Real estate	19.6	—	—	19.6
Pension plan assets subtotal	2,226.0	577.3	1,524.0	124.7
Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	18.3	—	18.3	—
U.S. equities	29.6	—	29.6	—
Mutual funds
U.S. equities	188.4	188.4	—	—
International equities	86.4	86.4	—	—
Fixed income	131.5	131.5	—	—
Other postretirement benefit plan assets subtotal	454.2	406.3	47.9	—
Due to brokers, net (3)	(10.4)
Accrued investment income/dividends	3.8
Receivables/payables (4)	47.9
Total pension and other post-retirement benefit plan assets	$2,721.5	$983.6	$1,571.9	$124.7
(1) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily inside the United States.
(2) This class includes limited partnerships/fund of funds that invest in diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily outside the United States.
(3) This class represents pending trades with brokers.
(4) Reflects $48.1 million in December 31, 2013 hedge funds redemptions in which cash has not been received. These hedge fund investments had previously been included as level 3 investments prior to the redemptions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2013:

	Balance at January 1, 2013	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2013
Fixed income securities
Government	$0.4	$—	$—	$(0.4)	$—	$—
Mortgages/Asset backed securities	0.2	—	0.1	—	(0.2)	0.1
Other fixed income	—	—	0.4	(0.4)	—	—
Commingled funds
Fixed income	104.6	2.0	—	(106.6)	—	—
Hedge fund of funds
Multi-strategy	52.5	0.2	—	(52.7)	—	—
Equities-market neutral	31.5	(0.1)	—	(31.4)	—	—
Private equity limited partnerships
U.S. multi-strategy	62.3	0.5	3.3	(8.2)	—	57.9
International multi-strategy	43.4	(3.0)	0.9	(3.1)	—	38.2
Distressed opportunities	11.5	0.5	—	(3.1)	—	8.9
Real estate	20.3	2.1	—	(2.8)	—	19.6
Total	$326.7	$2.2	$4.7	$(208.7)	$(0.2)	$124.7

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
(5) This class represents pending trades with brokers.
The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2012:

	Balance at January 1, 2012	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2012
Fixed income securities
Government	$0.5	$—	$—	$(0.1)	$—	$0.4
Mortgages/Asset backed securities	1.2	0.2	—	—	(1.2)	0.2
Other fixed income	0.1	—	—	(0.1)	—	—
Commingled funds
Fixed income	105.4	7.1	3.1	(11.0)	—	104.6
Hedge fund of funds
Multi-strategy	49.4	3.1	—	—	—	52.5
Equities-market neutral	33.0	(1.5)	—	—	—	31.5
Private equity limited partnerships
U.S. multi-strategy	61.1	(2.2)	9.5	(6.1)	—	62.3
International multi-strategy	42.5	(3.0)	4.8	(0.9)	—	43.4
Distress opportunities	12.7	(0.7)	1.3	(1.8)	—	11.5
Real estate	20.9	1.5	0.6	(2.7)	—	20.3
Total	$326.8	$4.5	$19.3	$(22.7)	$(1.2)	$326.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure.     The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013		2012
Change in projected benefit obligation (1)
Benefit obligation at beginning of year	$2,792.0	$2,560.7	$840.1		$786.3
Service cost	36.4	37.7	12.1		11.2
Interest cost	98.9	112.8	32.2		37.5
Plan participants’ contributions	—	—	6.9		6.9
Plan amendments	1.4	1.1	9.7		(2.0)
Actuarial (gain) loss	(175.9)	271.2	(136.3)		52.3
Settlement loss	7.8	0.6	—		—
Benefits paid	(232.4)	(192.1)	(51.0)		(53.0)
Estimated benefits paid by incurred subsidy	—	—	0.5		0.9
Projected benefit obligation at end of year	$2,528.2	$2,792.0	$714.2		$840.1
Change in plan assets
Fair value of plan assets at beginning of year	$2,161.0	$2,087.8	$377.6		$329.8
Actual return on plan assets	289.4	261.6	66.4		46.6
Employer contributions	49.3	3.7	54.3		47.3
Plan participants’ contributions	—	—	6.9		6.9
Benefits paid	(232.4)	(192.1)	(51.0)		(53.0)
Fair value of plan assets at end of year	$2,267.3	$2,161.0	$454.2		$377.6
Funded Status at end of year	$(260.9)	$(631.0)	$(260.0)	—	$(462.5)
Amounts recognized in the statement of financial position consist of:
Current liabilities	(3.4)	(3.4)	(0.7)		(0.7)
Noncurrent liabilities	(257.5)	(627.6)	(259.3)		(461.8)
Net amount recognized at end of year (2)	$(260.9)	$(631.0)	$(260.0)		$(462.5)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability (3)
Unrecognized transition asset obligation	$—	$—	$—		$0.5
Unrecognized prior service credit	(3.9)	(5.1)	(12.0)		(6.7)
Unrecognized actuarial loss	804.5	1,205.2	31.9		215.3
	$800.6	$1,200.1	$19.9		$209.1
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

(3) NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $842.2 million and $49.4 million, respectively, as of December 31, 2013, and $1,345.7 million and $0.4 million, respectively, as of December 31, 2012 that would otherwise have been recorded to accumulated other comprehensive loss.
NiSource’s accumulated benefit obligation for its pension plans was $2,511.9 million and $2,771.6 million as of December 31, 2013 and 2012, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.

NiSource pension plans were underfunded by $260.9 million at December 31, 2013 compared to being underfunded at December 31, 2012 by $631.0 million. The improvement in the funded status was due primarily to favorable asset returns, an increase in discount

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

rate from the prior measurement date and increased employer contributions. NiSource contributed $49.3 million and $3.7 million to its pension plans in 2013 and 2012, respectively.
NiSource’s funded status for its other postretirement benefit plans improved by $202.5 million to an underfunded status of $260.0 million primarily due to favorable asset returns, an increase in discount rate from the prior measurement date, a change in the retirement rate assumption and increased employer contributions. NiSource contributed approximately $54.3 million and $47.3 million to its other postretirement benefit plans in 2013 and 2012, respectively. No amounts of NiSource’s pension or other postretirement plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2014.

In 2013, NiSource pension plans had year to date lump sum payouts exceeding the plan's 2013 service cost plus interest cost and, therefore, settlement accounting was required. A settlement charge of $33.4 million was recorded in 2013. Net periodic pension benefit cost for 2013 was decreased by $3.6 million as a result of the interim remeasurements.
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	4.50%	3.63%	4.75%	3.95%
Rate of Compensation Increases	4.00%	4.00%	—	—
Health Care Trend Rates
Trend for Next Year	—	—	7.09%	7.25%
Ultimate Trend	—	—	4.50%	5.00%
Year Ultimate Trend Reached	—	—	2021	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	1% point increase	1% point decrease
Effect on service and interest components of net periodic cost	$4.1	$(3.3)
Effect on accumulated postretirement benefit obligation	53.1	(44.8)
NiSource expects to make contributions of approximately $38.3 million to its pension plans and approximately $39.1 million to its postretirement medical and life plans in 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure NiSource’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits	Federal Subsidy Receipts
Year(s)
2014	$206.1	$52.2	$2.1
2015	206.4	52.0	2.2
2016	213.8	51.9	2.2
2017	215.0	51.6	2.2
2018	216.6	52.5	2.2
2019-2023	1,061.4	258.6	9.0
The following table provides the components of the plans’ net periodic benefits cost for each of the three years ended December 31, 2013, 2012 and 2011:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost (Income)
Service cost	$36.4	$37.7	$37.5	$12.1	$11.2	$9.9
Interest cost	98.9	112.8	119.5	32.2	37.5	38.6
Expected return on assets	(168.1)	(164.6)	(167.0)	(30.3)	(26.7)	(26.6)
Amortization of transitional obligation	—	—	—	0.5	1.2	1.2
Amortization of prior service cost	0.3	0.2	0.2	(0.7)	0.3	(0.5)
Recognized actuarial loss	77.8	81.2	55.7	11.0	9.4	6.6
Net Periodic Benefit Costs	45.3	67.3	45.9	24.8	32.9	29.2
Additional loss recognized due to:
Settlement loss	33.4	1.9	—	—	—	—
Total Net Periodic Benefits Cost	$78.7	$69.2	$45.9	$24.8	$32.9	$29.2
The increase of $9.5 million in net periodic benefit cost related to pension in 2013 compared to 2012 is due primarily to a higher settlement charge in 2013 compared to 2012 and decreasing interest rates, partially offset by favorable asset returns. For its other postretirement benefit plans, NiSource recognized $24.8 million in net periodic benefit cost in 2013 compared to $32.9 million in 2012 due primarily to favorable asset returns and claims experience partially offset by a decrease in the discount rate in 2013 compared to 2012. For 2013 and 2012, pension and other postretirement benefit cost of approximately $17.0 million and $25.1 million, respectively, was capitalized as a component of plant or recognized as a regulatory asset or liability consistent with regulatory orders for certain of NiSource’s regulated businesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	3.63%	4.60%	5.00%	3.95%	4.88%	5.29%
Expected Long-Term Rate of Return on Plan Assets	8.30%	8.30%	8.75%	8.14%	8.13%	8.75%
Rate of Compensation Increases	4.00%	4.00%	4.00%	—	—	—
NiSource believes it is appropriate to assume an 8.30% rate of return on pension plan assets for its calculation of 2013 pension benefits cost. This is primarily based on asset mix and historical rates of return.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2013	2012	2013	2012
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Settlements	$(33.4)	$(1.9)	$—	$—
Net prior service cost (credit)	1.4	1.1	(6.0)	(2.1)
Net actuarial (gain) loss	(289.4)	174.7	(172.4)	32.5
Less: amortization of transitional (asset)/obligation	—	—	(0.5)	(1.2)
Less: amortization of prior service (credit) cost	(0.3)	(0.2)	0.7	(0.3)
Less: amortization of net actuarial (gain) loss	(77.8)	(81.2)	(11.0)	(9.4)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(399.5)	$92.5	$(189.2)	$19.5
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$(320.8)	$161.7	$(164.4)	$52.4

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost (credit), and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2014 for the pension plans are $47.5 million, $0.2 million and zero, respectively, and for other postretirement benefit plans are $0.1 million, $(2.3) million and zero, respectively.

13.	Authorized Classes of Cumulative Preferred and Preference Stocks
NiSource has 20,000,000 authorized shares of Preferred Stock with a $0.01 par value, of which 4,000,000 shares are designated Series A Junior Participating Preferred Shares.

The authorized classes of par value and no par value cumulative preferred and preference stocks of NIPSCO are as follows: 2,400,000 shares of Cumulative Preferred with a $100 par value; 3,000,000 shares of Cumulative Preferred with no par value; 2,000,000 shares of Cumulative Preference with a $50 par value; and 3,000,000 shares of Cumulative Preference with no par value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

As of December 31, 2013, NiSource and NIPSCO had no preferred shares outstanding. All of NiSource’s retained earnings at December 31, 2013 are free of restrictions.

14.	Common Stock
As of December 31, 2013, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.98, $0.94 and $0.92 per share for the years ended December 31, 2013, 2012 and 2011, respectively. At its January 31, 2014 meeting, the Board declared a quarterly common dividend of $0.25 per share, payable on February 20, 2014 to holders of record on February 10, 2014. NiSource has certain debt covenants which could potentially limit the amount of dividends the Company could pay in order to maintain compliance with these covenants. Refer to Note 16, "Long-Term Debt," for more information. As of December 31, 2013, these covenants did not restrict the amount of dividends that were available to be paid.

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
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the prior 1994 Plan or the Director Plan. At December 31, 2013, there were 6,733,397 shares reserved for future awards under the Omnibus Plan.
Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $20.7 million, $17.8 million and $13.4 million during 2013, 2012 and 2011, respectively, as well as related tax benefits of $7.2 million, $6.1 million and $4.7 million, respectively.
As of December 31, 2013, the total remaining unrecognized compensation cost related to nonvested awards amounted to $18.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Stock Options. Option grants may be awarded with an exercise price equal to the average of the high and low market price on the day of the grant. As of December 31, 2013, the weighted average remaining contractual life of the options outstanding and exercisable was 0.9 years. Stock option transactions for the year ended December 31, 2013 were as follows:

	Options	Weighted Average Option Price ($)
Outstanding at December 31, 2012	1,558,436	22.21
Granted	—	—
Exercised	(1,148,218)	22.10
Cancelled	(1,000)	19.75
Outstanding at December 31, 2013	409,218	22.53
Exercisable at December 31, 2013	409,218	22.53

No options were granted during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the aggregate intrinsic value for the options outstanding and exercisable was $4.2 million. During 2013, 2012, and 2011, cash received from the exercise of options was $25.4 million, $27.5 million, and $8.8 million, respectively.
Restricted Stock Units and Restricted Stock. In 2013, NiSource granted restricted stock units and shares of restricted stock of 69,651, subject to service conditions. The total grant date fair value of the shares of restricted stock units and shares of restricted stock was $1.8 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2013, 69,651 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2013 award.
In 2012, NiSource granted restricted stock units and shares of restricted stock of 226,431, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $5.1 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2013, 184,576 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2012 award.
In 2011, NiSource granted restricted stock units and shares of restricted stock of 142,593, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $2.4 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2013, 101,009 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2011 award.
If the employee terminates employment before the service conditions lapse under the 2011, 2012 and 2013 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units will immediately vest. Termination due to any other reason will result in all restricted stock units and shares of restricted stock awarded being forfeited effective on the employee's date of termination.

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2012	557,245	17.58
Granted	69,651	25.70
Forfeited	(71,969)	14.20
Vested	(193,191)	14.23
Nonvested and expected to vest at December 31, 2013	361,736	21.55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Performance Shares. In 2013, NiSource granted 664,776 performance shares subject to performance and service conditions. The grant date fair-value of the awards was $15.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2012 and ending on December 31, 2015) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on February 29, 2016 when the shares vest provided the performance criteria are satisfied. As of December 31, 2013, 647,795 nonvested performance shares were granted and outstanding of the 2013 award.
In 2012, NiSource granted 772,128 performance shares subject to performance and service conditions. The grant date fair-value of the awards was $16.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2011 and ending on December 31, 2014) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on January 30, 2015 when the shares vest provided the performance criteria are satisfied. As of December 31, 2013, 711,581 nonvested performance shares were granted and outstanding of the 2012 award.
In 2011, NiSource granted 749,237 performance shares subject to performance and service conditions. The grant date fair-value of the awards was $12.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, that NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations that NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 31, 2014 when the shares vest provided the performance criteria are satisfied. As of December 31, 2013, 614,961 nonvested performance shares were granted and outstanding for the 2011 award.
If the employee terminates employment before the service conditions lapse under the 2011, 2012 and 2013 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the performance shares. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee's date of termination.

	Contingent Awards	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2012	1,999,416	16.99
Granted	664,776	23.57
Forfeited	(190,450)	17.25
Vested	(499,405)	13.06
Nonvested and expected to vest at December 31, 2013	1,974,337	20.17
Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of December 31, 2013, 142,522 restricted stock units are outstanding to non-employee directors under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of December 31, 2013, 147,845 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.

401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions in newly issued shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions of shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay in shares of common stock. For the years ended December 31, 2013, 2012 and 2011, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $30.0 million, $27.3 million and $25.9 million, respectively.

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

During 2013, NiSource Finance issued $1.3 billion of long-term debt securities, increased its term loan borrowings by $75.0 million and redeemed $420.3 million of long-term debt securities, while NIPSCO redeemed a total of $68.0 million of medium-term notes and pollution control bonds. These transactions are detailed as follows:

•	On October 10, 2013, NiSource Finance issued $500.0 million of 5.65% senior unsecured notes that mature on February 1, 2045.

•	On August 19, 2013, NIPSCO redeemed $30.0 million of 7.16% medium term notes.

•	On July 22, 2013, NIPSCO redeemed $5.0 million of 7.21% medium term notes.

•	On July 8, 2013, NIPSCO redeemed $15.0 million of 7.35% medium term notes.

•	On June 3, 2013, NIPSCO redeemed $18.0 million of 5.20% pollution control bonds.

•
On April 15, 2013, NiSource Finance amended the term loan to add an additional lender to the syndicate of banks, increase borrowings under the term loan by $75.0 million to a total of $325.0 million and extend the maturity date to April 15, 2016. Borrowings under the term loan carried an interest rate of BBA LIBOR plus 125 basis points during 2013. Effective with Moody's credit rating upgrade on January 31, 2014, NiSource's credit spread on the term loan is 100 basis points.

•	On April 12, 2013, NiSource Finance issued $750.0 million of 4.80% senior unsecured notes that mature on February 15, 2044.

•	On March 1, 2013, NiSource Finance redeemed $420.3 million of 6.15% senior unsecured notes.

During 2012, NiSource Finance issued $750.0 million of long-term debt securities, negotiated a term loan for $250.0 million, and redeemed $315.0 million of long-term debt securities. These transactions are detailed as follows:

•	On November 28, 2012, NiSource Finance redeemed $315.0 million of 5.21% private placement notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

•
On June 14, 2012, NiSource Finance issued $250.0 million of 3.85% senior unsecured notes that mature on February 15, 2023 and $500.0 million of 5.25% senior unsecured notes that mature on February 15, 2043.

•
On April 5, 2012, NiSource Finance negotiated a $250.0 million three-year bank term loan with a syndicate of banks carrying an interest rate of BBA LIBOR plus 125 basis points during 2012. On April 15, 2013, NiSource Finance amended the term loan as described above.

During 2011, NiSource Finance issued $900.0 million of long-term notes and redeemed $250.0 million of long-term notes while NIPSCO redeemed $18.7 million of medium term notes. These transactions are detailed as follows:

•
On November 23, 2011, NiSource Finance issued $250.0 million of 4.45% senior unsecured notes that mature December 1, 2021 and $250.0 million of 5.80% senior unsecured notes that mature February 1, 2042.

•
On November 14, 2011, NiSource Finance commenced a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.15% notes due 2013. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2013 notes were accepted. On December 13, 2011, NiSource Finance announced that approximately $125.3 million of the aggregate principal amount of its outstanding 10.75% notes due 2016 were validly tendered and accepted for purchase. In addition, approximately $228.7 million of the aggregate principal amount of outstanding 6.15% notes due 2013 were validly tendered, of which $124.7 million were accepted for purchase. In accordance with the provisions of ASC 470, Debt, NiSource Finance determined the debt issued on November 23, 2011 was substantially different from the tendered notes, and therefore the transaction qualified as a debt extinguishment. NiSource Finance recorded a $53.9 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums and unamortized discounts and fees.

•	During July 2011, NIPSCO redeemed $18.7 million of its medium-term notes, with an average interest rate of 7.30%.

•	On June 10, 2011, NiSource Finance issued $400.0 million of 5.95% senior unsecured notes that mature June 15, 2041.
In the following table are the outstanding long-term debt sinking fund requirements and maturities at December 31, 2013. The long-term debt maturities shown below include capital lease obligations and the debt of certain low-income housing real estate investments. NiSource does not guarantee the long-term debt obligations of the low-income housing real estate investments.

Year Ending December 31, (in millions)
2014	$542.1
2015	265.5
2016	755.0
2017	597.8
2018	808.7
After	5,219.9
Total (1)	$8,189.0
(1) This amount excludes $53.7 million of unamortized discount and premium.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds. Reacquisition premiums have been deferred and are being amortized. These premiums are not earning a regulatory return during the recovery period.
Of NiSource’s long-term debt outstanding at December 31, 2013, $109.0 million was issued by NiSource’s subsidiary, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets’ obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of NIPSCO, are available as recourse for the benefit of Capital Markets’ creditors. The carrying value of the NiSource assets, excluding the assets of NIPSCO, was $16.6 billion at December 31, 2013.
NiSource Finance maintains $500.0 million notional value of interest rate swap agreements relating to its outstanding long-term debt. The effect of these agreements is to modify the interest rate characteristics of a portion of its long-term debt from fixed to

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

variable. Refer to Note 9, “Risk Management Activities,” in the Notes to Consolidated Financial Statements for further information regarding interest rate swaps.
NiSource is subject to a financial covenant under its revolving credit facility and its term loan which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2013, the ratio was 60%.

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

NiSource’s indentures generally do not contain any financial maintenance covenants. However, NiSource’s indentures are generally subject to cross-default provisions ranging from uncured payment defaults of $5 million to $50 million, and limitations on the incurrence of liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at 10% of NiSource’s consolidated net tangible assets.

17.	Short-Term Borrowings
On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand its borrowing capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At December 31, 2013, NiSource had no outstanding borrowings under this facility.
During June 2011, NiSource Finance implemented a new commercial paper program with a program limit of up to $500.0 million with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. The program capacity was expanded to $1.5 billion with the addition of RBS as a fifth dealer on February 15, 2013. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility. At December 31, 2013, NiSource had $433.6 million of commercial paper outstanding.
As of December 31, 2013 and 2012, NiSource had $31.6 million and $36.4 million, respectively, of stand-by letters of credit outstanding, of which $14.3 million and $18.3 million, respectively, were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Consolidated Balance Sheets in the amount of $265.1 million and $233.3 million as of December 31, 2013 and 2012, respectively. Refer to Note 19, “Transfers of Financial Assets,” for additional information.
Short-term borrowings were as follows:

At December 31, (in millions)	2013	2012
Commercial Paper weighted average interest rate of 0.70% and 1.11% at December 31, 2013 and 2012, respectively.	$433.6	$499.6
Credit facilities borrowings weighted average interest rate of 3.73% at December 31, 2012.	—	44.0
Accounts receivable securitization facility borrowings	265.1	233.3
Total short-term borrowings	$698.7	$776.9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Total short-term borrowings as of March 31, 2013, June 30, 2013 and September 30, 2013 were $1,131.2 million, $377.7 million and $820.8 million, respectively.

18.	Fair Value Disclosures
A.Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and December 31, 2012:

Recurring Fair Value Measurements December 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Commodity price risk management assets:
Financial price risk programs	$2.1	$—	$—	$2.1
Interest rate risk activities	—	21.1	—	21.1
Available-for-sale securities	25.3	96.1	—	121.4
Total	$27.4	$117.2	$—	$144.6
Liabilities
Commodity price risk management liabilities:
Financial price risk programs	$1.6	$—	$0.1	$1.7
Total	$1.6	$—	$0.1	$1.7

Recurring Fair Value Measurements December 31, 2012 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Commodity Price risk management assets:
Physical price risk programs (assets held for sale)	$—	$35.4	$—	$35.4
Financial price risk programs	0.7	—	0.1	0.8
Financial price risk programs (assets held for sale)	70.8	0.8	—	71.6
Interest rate risk activities	—	40.4	—	40.4
Available-for-sale securities	27.4	84.4	—	111.8
Total	$98.9	$161.0	$0.1	$260.0
Liabilities
Commodity Price risk management liabilities:
Financial price risk programs	$10.8	$—	$—	$10.8
Financial price risk programs (liabilities held for sale)	104.2	0.5	—	104.7
Total	$115.0	$0.5	$—	$115.5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of December 31, 2013 and 2012, there were no material transfers between fair value hierarchies. Additionally there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in accumulated other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at December 31, 2013 and December 31, 2012 were:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2013
U.S. Treasury securities	$30.3	$0.3	$(0.5)	$30.1
Corporate/Other bonds	91.5	1.1	(1.3)	91.3
Total Available-for-sale debt securities	$121.8	$1.4	$(1.8)	$121.4
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities, December 31, 2012
U.S. Treasury securities	$31.1	$1.5	$—	$32.6
Corporate/Other bonds	76.8	2.5	(0.1)	79.2
Total Available-for-sale debt securities	$107.9	$4.0	$(0.1)	$111.8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

For the year ended December 31, 2013, 2012, and 2011 the realized gain on sale of available for sale U.S. Treasury debt securities was $0.5 million, $0.6 million and $0.5 million, respectively. For the year ended December 31, 2013, 2012, and 2011 the realized gain on sale of available for sale Corporate/Other bond debt securities was $0.4 million, $0.3 million, and $0.9 million.
The cost of maturities sold is based upon specific identification. At December 31, 2013, approximately $3.1 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At December 31, 2013 approximately $3.2 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012.
Non-recurring Fair Value Measurements. In January 2013, NiSource sold the service plan and leasing business lines of its Retail Services business. The disposed business lines were included in the Columbia Distribution Operations reporting unit and the NIPSCO Gas Distribution Operations reporting unit. Goodwill associated with the disposed business lines was included in the carrying amount of the business lines in determining the gain on disposal. The amount of the goodwill included in the carrying amount was based on the relative fair values of the business lines disposed of and the portion of the reporting units that were retained. The fair value of the disposed business lines was determined by using the selling price of the business lines. The fair value of the reporting units that were retained was determined by a weighted average of income and market approaches. This approach was similar to the process undertaken to calculate the fair value of the reporting units for the goodwill impairment test conducted on May 1, 2012. These approaches are further discussed in Note 6, "Goodwill and Other Intangible Assets" and yield fair values considered to be at Level 3 of the fair value hierarchy. The respective fair value of the disposed business lines was divided by the fair value of the reporting units to which the disposed business lines belonged. These percentages were then applied to those goodwill balances to determine their allocations. As a result of these procedures, NiSource recorded a disposal of goodwill of approximately $11.0 million during the first quarter of 2013. This amount is included within the "Gain on Disposition of Discontinued Operations - net of taxes" on the Statements of Consolidated Income.
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
Long-term debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the years ended December 31, 2013 and 2012, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2013	Estimated Fair Value 2013	Carrying Amount 2012	Estimated Fair Value 2012
Long-term debt (including current portion)	$8,135.3	$8,697.3	$7,326.3	$8,389.0

19.	Transfers of Financial Assets
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
Throughout 2013 and 2012, Columbia of Ohio has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, first entered into on October 19, 2012, and subsequently renewed on October 18, 2013, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. Prior to this agreement with BTMU and BNS, CGORC was party to a series of agreements with BTMU and RBS. The maximum seasonal program limit under the terms of the new agreement remains at $240 million. The current agreement expires on October 17, 2014, and can be further renewed if mutually agreed to by all parties. As of December 31, 2013, $105.1 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
Throughout 2013 and 2012, NIPSCO has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho first entered into on August 29, 2012, and subsequently renewed on August 28, 2013, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by PNC and Mizuho. Prior to this agreement with PNC and Mizuho, NARC was party to a series of agreements with RBS. The maximum seasonal program limit under the terms of the new agreement remains at $200 million. The current agreement expires on August 27, 2014, and can be further renewed if mutually agreed to by all parties. As of December 31, 2013, $125.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Throughout 2013 and 2012, Columbia of Pennsylvania has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. The agreement with BTMU was renewed on March 13, 2013, having a current scheduled termination date of March 11, 2014, which can be further renewed if mutually agreed to by both parties. As of December 31, 2013, $35.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of December 31, 2013 and 2012 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	December 31, 2013	December 31, 2012
Gross Receivables interest	$610.9	$525.3
Less: Receivables not transferred	345.8	292.0
Net receivables transferred	$265.1	$233.3
Short-term debt due to asset securitization	$265.1	$233.3
During 2013 and 2012, $31.8 million and $1.6 million was recorded as cash from financing activities related to the change in short-term borrowings due to the securitization transactions, respectively. For the years ended December 31, 2013 and 2012, fees of $2.7 million and $3.5 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

20.Other Commitments and Contingencies

A.Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2013 and the years in which they expire are:

(in millions)	Total	2014	2015	2016	2017	2018	After
Guarantees of subsidiaries debt	$7,710.5	$500.0	$230.0	$616.5	$507.0	$800.0	$5,057.0
Accounts receivable securitization	265.1	265.1	—	—	—	—	—
Lines of credit	433.6	433.6	—	—	—	—	—
Letters of credit	31.6	15.4	16.2	—	—	—	—
Other guarantees	149.0	51.4	34.6	—	—	—	63.0
Total commercial commitments	$8,589.8	$1,265.5	$280.8	$616.5	$507.0	$800.0	$5,120.0
Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $7.7 billion of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement for Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding medium-term notes.
Lines and Letters of Credit and Accounts Receivable Advances. On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At December 31, 2013, NiSource had no borrowings under its five-year revolving credit facility, $433.6 million in commercial paper outstanding and $265.1 million outstanding under its accounts receivable securitization agreements. At December 31, 2013, NiSource issued stand-by letters of credit of approximately $31.6 million for the benefit of third parties. See Note 17, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. NiSource has purchase and sale agreement guarantees totaling $73.5 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
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

C.Tax Matters. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is part of the IRS Large and Mid-Size Business program. As a result, each year’s federal income tax return is typically audited by the IRS. As of December 31, 2013, tax years through 2010 have been audited and are effectively closed to further assessment. The audits of tax years 2011, 2012 and 2013 under the Compliance Assurance Program ("CAP") are in process. As of December 31, 2013, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

NiSource is currently being audited for sales and use tax compliance in the states of Louisiana, Pennsylvania, and Massachusetts.

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
As of December 31, 2013 and 2012, NiSource had recorded reserves of approximately $143.9 million and $160.6 million, respectively, to cover environmental remediation at various sites. The current portion of this reserve is included in Legal and Environmental Reserves in the Consolidated Balance Sheets. The noncurrent portion is included in Other noncurrent liabilities in the Consolidated Balance Sheets. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its reserves as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.
Climate Change. Future legislative and regulatory programs could significantly restrict emissions of GHGs or could impose a cost or tax on GHG emissions.
In the first quarter of 2012, the EPA proposed an output-based carbon standard for new power plants. On September 20, 2013, the EPA announced withdrawal of the proposed standard and released a new proposal. The newly proposed standard would, for the first time, set national limits on the amount of carbon emissions allowed from new power plants. The revised numerical limit requires that compliance for new coal-fired plants may need to include capture and sequestration of carbon dioxide. In addition, the EPA stated that it intends to regulate existing sources with a proposed rule expected in 2014.
If the EPA develops a GHG new source performance standard for existing units or if a federal or state comprehensive climate change bill were to be enacted into law, the impact on NiSource's financial performance would depend on a number of factors, including the overall level of required GHG reductions, the degree to which offsets may be used for compliance, and the amount of recovery allowed from customers. Comprehensive federal or state GHG regulation could result in additional expense or compliance costs that may not be fully recoverable from customers and could materially impact NiSource’s financial results.
National Ambient Air Quality Standards. The CAA requires the EPA to set national air quality standards (the NAAQS) for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by electric generation, gas distribution, and gas transmission operations.
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
Ozone (eight hour): On September 2, 2011, the EPA announced it would implement its 2008 eight-hour ozone NAAQS rather than tightening the standard in 2012. The EPA will review, and possibly revise, the standard in 2014. In addition, the EPA has designated the Chicago metropolitan area, including the area in which NIPSCO operates one of its electric generation facilities,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

as non-attainment for ozone. NiSource will continue to monitor this matter and cannot estimate the impact of any new rules at this time.
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

NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the liability were noted as a result of the refresh completed as of June 30, 2013. The total liability at NiSource related to the facilities subject to remediation was $129.5 million and $132.6 million at December 31, 2013 and 2012, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect Columbia Pipeline Group Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability.
Columbia Pipeline Group Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. NiSource utilizes a probabilistic model to estimate its future remediation costs related to the 1995 AOC. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the liability were noted as a result of the refresh completed as of June 30, 2013. The total liability at Columbia Transmission related to the facilities subject to remediation was $8.7 million and $21.7 million at December 31, 2013 and December 31, 2012, respectively. The liability represents Columbia Transmission's best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be substantially completed in 2015.
Electric Operations.
Air
NIPSCO expects to become subject to a number of new air-quality mandates in the next several years. These mandates may require NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $860 million, of which approximately $277.0 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. NIPSCO believes that the capital costs will likely be recoverable from ratepayers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including NIPSCO's, and restricted emission allowance trading programs were scheduled to begin in 2012. In a decision issued on August 21, 2012 the D.C. Circuit Court vacated the CSAPR leaving the CAIR trading program provisions and requirements in place. The EPA subsequently petitioned for a writ of certiorari, and the United States Supreme Court granted this writ. Oral arguments were held on December 10, 2013, before the United States Supreme Court and a decision is expected in 2014. These developments do not significantly impact NIPSCO's current emissions control plans. NIPSCO utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. NIPSCO believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow NIPSCO to meet the emission requirements of CAIR, while a replacement for CSAPR is developed to address the court's decision.

Utility Mercury and Air Toxics Standards Rule: On December 16, 2011, the EPA finalized the MATS rule establishing new emissions limits for mercury and other air toxics. Compliance for NIPSCO’s affected units is required by April 2016. NIPSCO developed and obtained IURC approval of a plan for environmental controls to comply with MATS.
New Source Review: On September 29, 2004, the EPA issued an NOV to NIPSCO for alleged violations of the CAA and the Indiana SIP. The NOV alleged that modifications were made to certain boiler units at three of NIPSCO's generating stations between the years 1985 and 1995 without obtaining appropriate air permits for the modifications. NIPSCO, the EPA, the Department of Justice, and IDEM have settled the matter through a consent decree, entered on July 22, 2011.

Water
The Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures, became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. Various court challenges and EPA responses ensued. A final rule is expected to be issued in early 2014. NIPSCO will continue to monitor this matter but cannot estimate the cost of compliance at this time.

On June 7, 2013, the EPA published a proposed rule to amend the effluent limitations guidelines and standards for the Steam Electric Power Generating category. These proposed regulations could impose new water treatment requirements on NIPSCO’s electric generating facilities. NIPSCO will continue to monitor developments in this matter and cannot estimate the cost of compliance at this time.

Waste
On June 21, 2010, the EPA published a proposed rule for regulation of CCRs. The proposal outlines multiple regulatory approaches that the EPA is considering. These proposed regulations could negatively affect NIPSCO’s ongoing byproduct reuse programs and would impose additional requirements on its management of coal combustion residuals. NIPSCO will continue to monitor developments in this matter and cannot estimate the cost of compliance at this time.
Other Operations.
Waste
NiSource affiliates have retained environmental liabilities, including cleanup liabilities associated with some of its former operations. Four sites are associated with its former propane operations and ten sites associated with former petroleum operations. At one of those sites, an AOC has been signed with the EPA to address petroleum residue in soil and groundwater. NiSource will continue to monitor developments in this matter and cannot estimate the cost of compliance at this time.
E.Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $56.3 million in 2013, $50.9 million in 2012 and $52.9 million in 2011, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated depreciation included in the Consolidated Balance Sheets were $208.2 million and $64.1 million at December 31, 2013, and $182.5 million and $46.8 million at December 31, 2012, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring payments of $5.8 million and $25.6 million in 2014 and 2015, respectively, which are recorded as a capital lease.
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and NIPSCO will continue to pay for the services under a combination of fixed and variable charges. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualified as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)	Operating Leases (1)	Capital Leases (2)
2014	$21.4	$26.4
2015	14.2	46.7
2016	10.8	17.1
2017	8.3	16.7
2018	6.6	16.8
After	14.1	155.9
Total future minimum payments	$75.4	$279.6
(1) Operating lease balances do not include amounts for fleet leases that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $26.6 million in 2014, $29.5 million in 2015, $25.5 million in 2016, $20.4 million in 2017, $14.6 million in 2018 and $11.8 million thereafter.

(2) Capital lease payments shown above are inclusive of interest totaling $100.4 million. Also included are minimum lease payments for an office building that the Company will not occupy until 2014.
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
In July 2008, the IURC issued an order approving NIPSCO’s proposed purchase power agreements with subsidiaries of Iberdrola Renewables, Buffalo Ridge I LLC and Barton Windpower LLC. These agreements provided NIPSCO the opportunity and obligation to purchase up to 100 mw of wind power generated commencing in early 2009. The contracts extend 15 and 20 years, representing 50 mw of wind power each. No minimum quantities are specified within these agreements due to the variability of electricity generation from wind, so no amounts related to these contracts are included in the table below. Upon any termination of the agreements by NIPSCO for any reason (other than material breach by Buffalo Ridge I LLC or Barton Windpower LLC), NIPSCO may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2014 to 2024, require NiSource to pay fixed monthly charges.
On December 31, 2013, NiSource Corporate Services signed a seven year agreement with IBM to continue to provide business process and support functions to NiSource under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. The agreement is effective January 1, 2014 with a commencement date of April 1, 2014 and will include some targeted service enhancements as well as continue existing IT support services and a few additional support services. Under the existing and new agreements, at December 31, 2013, NiSource Corporate Services expects to pay approximately

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

$665.4 million to IBM in service and project fees as shown in the table below. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM's capital investments not yet recovered and IBM's wind-down expense. This termination fee could be material depending on the events giving rise to the termination and the timing of the termination.
NiSource Corporate Services signed a service agreement with Vertex Outsourcing LLC, a business process outsourcing company, to provide customer contact center services for NiSource subsidiaries through June 2015. Services under this contract commenced on July 1, 2008, and NiSource Corporate Services pays for the services under a combination of fixed and variable charges, with the variable charges fluctuating based on actual need for such services. Based on the currently projected usage of these services, NiSource Corporate Services expects to pay $19.0 million to Vertex Outsourcing LLC in service fees over the remaining one and a half year term.
NIPSCO has contracts with four major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2018.
The estimated aggregate amounts of minimum fixed payments at December 31, 2013, were:

(in millions)	Energy Commodity Agreements	Pipeline Service Agreements	IBM Service Agreement	Vertex Outsourcing LLC Service Agreement	Other Service Agreements	Total
2014	$191.8	$256.9	$99.9	$12.7	$66.5	$627.8
2015	106.2	230.2	99.6	6.3	63.1	505.4
2016	65.0	190.6	99.9	—	64.9	420.4
2017	66.9	162.9	95.6	—	59.8	385.2
2018	68.9	124.3	91.6	—	0.5	285.3
After	148.0	464.4	178.8	—	—	791.2
Total purchase and service obligations	$646.8	$1,429.3	$665.4	$19.0	$254.8	$3,015.3

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

21.Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2011	$3.7	$(34.8)	$(26.8)	$(57.9)
Other comprehensive income before reclassifications	2.1	1.1	(7.7)	(4.5)
Amounts reclassified from accumulated other comprehensive income	(0.9)	1.9	1.7	2.7
Net current-period other comprehensive income	1.2	3.0	(6.0)	(1.8)
Balance as of December 31, 2011	$4.9	$(31.8)	$(32.8)	$(59.7)
Other comprehensive income before reclassifications	(1.7)	(0.2)	(9.4)	(11.3)
Amounts reclassified from accumulated other comprehensive income	(0.6)	3.4	2.7	5.5
Net current-period other comprehensive income	(2.3)	3.2	(6.7)	(5.8)
Balance as of December 31, 2012	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(2.4)	0.1	17.8	15.5
Amounts reclassified from accumulated other comprehensive income	(0.5)	2.7	4.2	6.4
Net current-period other comprehensive income	(2.9)	2.8	22.0	21.9
Balance as of December 31, 2013	$(0.3)	$(25.8)	$(17.5)	$(43.6)

 (1)All amounts are net of tax. Amounts in parentheses indicate debits.
Equity Method Investment
During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420.0 million with seven counterparties. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027 and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under its credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. These interest rate swap derivatives were primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss of $17.7 million, net of tax, related to these terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $17.7 million and $18.7 million at December 31, 2013 and December 31, 2012, respectively, is included in unrealized losses on cash flow hedges above.

22.	Other, Net

Year Ended December 31, (in millions)	2013	2012	2011
Interest income	$3.6	$5.2	$4.4
AFUDC Equity	18.5	10.6	2.4
Miscellaneous(1)	2.1	(14.1)	(14.2)
Total Other, net	$24.2	$1.7	$(7.4)
(1) Miscellaneous primarily consists of a gain from insurance proceeds and unconditional pre-tax charitable donations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

23.	Interest Expense, Net

Year Ended December 31, (in millions)	2013	2012	2011
Interest on long-term debt	$408.5	$398.2	$362.9
Interest on short-term borrowings (1)	2.7	6.7	13.5
Discount on prepayment transactions	7.5	7.8	7.1
Accounts receivable securitization	2.7	3.2	3.8
Allowance for borrowed funds used and interest capitalized during construction	(12.8)	(7.1)	(3.1)
Other	6.2	9.5	(7.4)
Total Interest Expense, net	$414.8	$418.3	$376.8
(1) Refer to Note 17, "Short-Term Borrowings," for additional information.

24.	Segments of Business

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At December 31, 2013, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

Year Ended December 31, (in millions)	2013	2012	2011
REVENUES
Gas Distribution Operations
Unaffiliated (1)	$3,053.5	$2,660.3	$3,456.5
Intersegment	0.3	0.4	1.4
Total	3,053.8	2,660.7	3,457.9
Columbia Pipeline Group Operations
Unaffiliated (2)	1,031.6	852.8	856.7
Intersegment	148.2	148.7	148.9
Total	1,179.8	1,001.5	1,005.6
Electric Operations
Unaffiliated	1,564.2	1,508.9	1,428.5
Intersegment	0.7	0.8	0.8
Total	1,564.9	1,509.7	1,429.3
Corporate and Other
Unaffiliated	8.0	8.9	9.3
Intersegment	489.0	474.7	464.6
Total	497.0	483.6	473.9
Eliminations	(638.2)	(624.6)	(615.7)
Consolidated Revenues	$5,657.3	$5,030.9	$5,751.0
(1) With the implementation of the standard choice offer, Columbia of Ohio reported lower gross revenues and cost of sales beginning April 1, 2012. There was no impact on net revenues.

(2) Effective June 1, 2012, NiSource received approval from the FERC to implement a new surcharge to recover the costs of certain operational purchases and sales required to ensure a sufficient amount of flowing supply into Columbia Transmission’s system in northern Ohio in order to both meet its firm service obligations to customers and its storage operational requirements. Net revenues associated with this service, recorded in other revenue and offset in expense, were $170.5 million and $53.6 million for 2013 and 2012, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

Year Ended December 31, (in millions)	2013	2012	2011
Operating Income (Loss)
Gas Distribution Operations	$445.4	$391.3	$376.4
Columbia Pipeline Group Operations	441.4	398.4	360.0
Electric Operations	265.5	250.8	208.4
Corporate and Other	(8.9)	(0.4)	(30.4)
Consolidated	$1,143.4	$1,040.1	$914.4
Depreciation and Amortization
Gas Distribution Operations	$201.4	$189.9	$171.5
Columbia Pipeline Group Operations	106.9	99.3	130.0
Electric Operations	244.4	249.7	214.7
Corporate and Other	24.6	23.0	19.5
Consolidated	$577.3	$561.9	$535.7
Assets
Gas Distribution Operations	$8,571.3	$8,200.7	$7,467.4
Columbia Pipeline Group Operations	5,193.3	4,660.7	4,215.3
Electric Operations	4,565.7	4,970.0	4,306.4
Corporate and Other	4,323.6	4,013.3	4,719.2
Consolidated	$22,653.9	$21,844.7	$20,708.3
Capital Expenditures(1)
Gas Distribution Operations	$790.8	$649.4	$498.9
Columbia Pipeline Group Operations	797.5	489.6	312.6
Electric Operations	426.3	422.8	296.3
Corporate and Other	31.4	23.3	17.4
Consolidated	$2,046.0	$1,585.1	$1,125.2
(1) Amounts differ from those presented on the Statements of Consolidated Cash Flows due to the inclusion of capital expenditures included in current liabilities and contributions to equity method investees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

25.	Quarterly Financial Data (Unaudited)
Quarterly financial data does not always reveal the trend of NiSource’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Gross revenues	$1,782.2	$1,201.5	$1,076.8	$1,596.8
Operating Income	428.9	194.0	176.4	344.1
Income from Continuing Operations	216.0	72.4	49.5	153.0
Results from Discontinued Operations - net of taxes	44.5	(0.7)	(1.4)	(1.2)
Net Income	260.5	71.7	48.1	151.8
Basic Earnings Per Share
Continuing Operations	0.69	0.23	0.16	0.49
Discontinued Operations	0.14	—	—	(0.01)
Basic Earnings Per Share	$0.83	$0.23	$0.16	$0.48
Diluted Earnings Per Share
Continuing Operations	0.69	0.23	0.16	0.49
Discontinued Operations	0.14	—	—	(0.01)
Diluted Earnings Per Share	$0.83	$0.23	$0.16	$0.48
2012
Gross revenues	$1,649.9	$1,031.2	$956.2	$1,393.6
Operating Income	399.6	202.4	131.5	306.6
Income from Continuing Operations	193.6	66.5	16.6	132.1
Results from Discontinued Operations - net of taxes	(0.2)	2.9	2.7	1.9
Net Income	193.4	69.4	19.3	134.0
Basic Earnings Per Share
Continuing Operations	0.68	0.24	0.05	0.42
Discontinued Operations	—	—	0.01	0.01
Basic Earnings Per Share	$0.68	$0.24	$0.06	$0.43
Diluted Earnings Per Share
Continuing Operations	0.66	0.22	0.05	0.42
Discontinued Operations	—	—	0.01	0.01
Diluted Earnings Per Share	$0.66	$0.22	$0.06	$0.43
•For 2013, the Results from Discontinued Operations – net of taxes includes the after tax gain on disposition related to the sale of the service plan and leasing business lines of NiSource's Retail Services business of $36.4 million.
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
• On September 4, 2012, Columbia Transmission filed a customer settlement that was approved by the FERC on January 24, 2013 in support of its comprehensive pipeline modernization program. As a result of this settlement, Columbia Transmission's gross revenues in 2012 decreased $81.7 million, partially offset by a decrease in depreciation costs of $33.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
Notes to Consolidated Financial Statements

26.Supplemental Cash Flow Information

The following tables provide additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011:

Year Ended December 31, (in millions)	2013	2012	2011
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$149.9	$162.6	$98.3
Stock issuance to employee savings plans	30.0	27.3	25.8
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$402.7	$386.8	$369.2
Cash paid for income taxes	10.4	8.2	9.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET

As of December 31, (in millions)	2013	2012
ASSETS
Investments and Other Assets:
Investments in subsidiary companies	$10,081.1	$9,556.9
Total Investments and Other Assets	10,081.1	9,556.9
Current Assets:
Other current assets	482.4	819.7
Total Current Assets	482.4	819.7
Other non-current assets	82.7	65.0
TOTAL ASSETS	10,646.2	10,441.6

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	5,886.6	5,554.3
Total Capitalization	5,886.6	5,554.3
Current liabilities	1,037.2	863.8
Notes payable to subsidiaries	3,687.8	3,996.2
Other non-current liabilities	34.6	27.3
TOTAL CAPITALIZATION AND LIABILITIES	$10,646.2	$10,441.6
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME

Year Ended December 31, (in millions, except per share amounts)	2013	2012	2011
Equity in net earnings of consolidated subsidiaries	$621.6	$546.1	$443.2
Other income (deductions):
Administrative and general expenses	(11.6)	(2.9)	(13.5)
Interest income	3.8	4.6	1.2
Interest expense	(209.5)	(227.6)	(206.1)
Other, net	(5.0)	(10.0)	(10.0)
Total Other deductions	(222.3)	(235.9)	(228.4)
Income from continuing operations before income taxes	399.3	310.2	214.8
Income taxes	(91.6)	(98.6)	(94.8)
Income from continuing operations	490.9	408.8	309.6
Income (Loss) from discontinued operations - net of taxes	6.3	7.3	(10.5)
Gain on Disposition of discontinued operations - net of taxes	34.9	—	—
NET INCOME	$532.1	$416.1	$299.1
Average common shares outstanding (millions)	312.4	291.9	280.4
Diluted average common shares (millions)	313.6	300.4	288.5
Basic earnings per share
Continuing operations	$1.57	$1.40	$1.10
Discontinued operations	0.13	0.03	(0.04)
Basic earnings per share	$1.70	$1.43	$1.06
Diluted earnings per share
Continuing operations	$1.57	$1.36	$1.07
Discontinued operations	0.13	0.03	(0.04)
Diluted earnings per share	$1.70	$1.39	$1.03
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource Inc.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2013	2012	2011
Net Income	$532.1	$416.1	$299.1
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities(1)	(2.9)	(2.3)	1.2
Net unrealized gain on cash flow hedges(2)	2.8	3.2	3.0
Unrecognized pension and OPEB benefit (costs)(3)	22.0	(6.7)	(6.0)
Total other comprehensive income (loss)	21.9	(5.8)	(1.8)
Total Comprehensive Income	$554.0	$410.3	$297.3
(1) Net unrealized (loss) gain on available-for-sale securities, net of $1.5 million and $1.7 million tax benefit, and $0.7 million tax expense in 2013, 2012 and 2011, respectively.

(2) Net unrealized gain on derivatives qualifying as cash flow hedges, net of $1.8 million and $2.1 million tax expense, and $1.1 million tax benefit in 2013, 2012 and 2011, respectively.

(3) Unrecognized pension benefit and OPEB costs, net of $14.3 million tax expense, $4.2 million tax benefit, and $3.7 million tax expense in 2013, 2012 and 2011, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions)	2013	2012	2011
Net cash provided by operating activities	$256.4	$393.9	$313.6
Cash flows provided by (used in) investing activities:
Decrease (increase) in notes receivable from subsidiaries	315.8	(487.4)	(139.3)
Net cash provided by (used in) investing activities	315.8	(487.4)	(139.3)
Cash flows (used in) provided by financing activities:
Issuance of common shares	43.7	383.5	24.4
Decrease (increase) in notes payable to subsidiaries	(308.3)	—	63.8
Cash dividends paid on common shares	(305.9)	(273.2)	(257.8)
Acquisition of treasury shares	(8.1)	(10.0)	(3.1)
Net cash (used in) provided by financing activities	(578.6)	100.3	(172.7)
Net (decrease) increase in cash and cash equivalents	(6.4)	6.8	1.6
Cash and cash equivalents at beginning of year	8.4	1.6	—
Cash and cash equivalents at end of year	$2.0	$8.4	$1.6
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Dividends from Subsidiaries

Cash dividends paid to NiSource by its consolidated subsidiaries were: $260.0 million, $378.0 million and $440.0 million in 2013, 2012 and 2011, respectively.

2.	Commitments and Contingencies

NiSource and its subsidiaries are parties to litigation, environmental and other matters. Refer to Note 20, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The maximum potential amount of future payments NiSource could have been required to make under these guarantees as of December 31, 2013 was approximately $8.6 billion. Of this amount, approximately $7.7 billion relates to guarantees of wholly-owned consolidated entities.

3.	Related Party Transactions
Balances due to or due from related parties included in the Balance Sheets as of December 31, 2013 and 2012 are as follows:

At December 31, (in millions)	2013	2012
Current assets due from subsidiaries (1)	$462.1	$785.4
Current liabilities due to subsidiaries (2)	1,031.1	833.1
Non-current liabilities due to subsidiaries (3)	3,687.8	3,996.2
(1) The balances at December 31, 2013 and 2012 are classified as Current assets on the Balance Sheets.

(2) The balances at December 31, 2013 and 2012 are classified as Current liabilities on the Balance Sheets. At December 31, 2013 and 2012, $1,002.4 million and $793.0 million related to interest on affiliated notes payable, respectively.

(3) The balances at December 31, 2013 and 2012 are classified as Notes payable to subsidiaries on the Balance Sheets.

4.	Notes to Financial Statements
See Item 8 “Notes to Consolidated Financial Statements,” for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2013
		Additions
($ in millions)	Balance Jan. 1, 2013	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2013
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$24.0	$13.8	$55.3	$69.6	$23.5
Reserve for other investments	3.0	—	—	—	3.0

Twelve months ended December 31, 2012
		Additions
($ in millions)	Balance Jan. 1, 2012	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2012
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$30.5	$13.2	$53.8	$73.5	$24.0
Reserve for other investments	3.0	—	—	—	3.0
Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	2.7	(1.5)	—	1.2	—

Twelve months ended December 31, 2011
		Additions
($ in millions)	Balance Jan. 1, 2011	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2011
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$37.4	$13.8	$76.6	$97.3	$30.5
Reserve for other investments	3.0	—	—	—	3.0
Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	2.7	—	—	—	2.7
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
Management’s Report on Internal Control over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the 1992 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2013, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.
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
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2014, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2014, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2014, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2014, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item with respect to certain relationships and related transactions and director independence will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2014, which information is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2014, which information is incorporated by reference.

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

NiSource Inc.
(Registrant)

Date: February 18, 2014	By:	/s/ ROBERT C. SKAGGS, JR.
Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/	ROBERT C. SKAGGS, JR.	President, Chief	Date: February 18, 2014
	Robert C. Skaggs, Jr.	Executive Officer and Director (Principal Executive Officer)

/S/	STEPHEN P. SMITH	Executive Vice President and	Date: February 18, 2014
	Stephen P. Smith	Chief Financial Officer (Principal Financial Officer)

/S/	JON D. VEURINK	Vice President and	Date: February 18, 2014
	Jon D. Veurink	Chief Accounting Officer (Principal Accounting Officer)

/S/	RICHARD L. THOMPSON	Chairman and Director	Date: February 18, 2014
Richard L. Thompson

/S/	RICHARD A. ABDOO	Director	Date: February 18, 2014
Richard A. Abdoo

/S/	ARISTIDES S. CANDRIS	Director	Date: February 18, 2014
Aristides S. Candris

/S/	SIGMUND L. CORNELIUS	Director	Date: February 18, 2014
Sigmund L. Cornelius

/S/	MICHAEL E. JESANIS	Director	Date: February 18, 2014
Michael E. Jesanis

/S/	MARTY R. KITTRELL	Director	Date: February 18, 2014
Marty R. Kittrell

/S/	W. LEE NUTTER	Director	Date: February 18, 2014
W. Lee Nutter

/S/	DEBORAH S. PARKER	Director	Date: February 18, 2014
Deborah S. Parker

/S/	TERESA A. TAYLOR	Director	Date: February 18, 2014
Teresa A. Taylor

/S/	CAROLYN Y. WOO	Director	Date: February 18, 2014
Carolyn Y. Woo

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF ITEM

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 4, 2008).

(3.2)	Bylaws of NiSource Inc., as amended and restated through May 11, 2010 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on May 14, 2010).

(4.1)
Indenture dated as of March 1, 1988, between NIPSCO and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the NIPSCO Registration Statement (Registration No. 33-44193)).

(4.2)
First Supplemental Indenture dated as of December 1, 1991, between NIPSCO and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NIPSCO Registration Statement (Registration No. 33-63870)).

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

(10.1)	2010 Omnibus Incentive Plan (incorporated by reference to Exhibit B to NiSource Inc. Definitive Proxy Statement to Shareholders held on May 11, 2010, filed on April 2, 2010).*

(10.2)	First Amendment to the 2010 Omnibus Incentive Plan.* **

(10.3)
NiSource Inc. Nonemployee Director Stock Incentive Plan as amended and restated effective May 13, 2008 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.4)
NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective May 13, 2008. (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.5)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992).*

(10.6)	Form of Change in Control and Termination Agreement (applicable to Jimmy D. Staton)(incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 4, 2008).*

(10.7)
Form of Change in Control and Termination Agreement (applicable to each senior executive officer other than Jimmy D. Staton)(incorporated by reference to Exhibit 99.1 to Form 8-K filed January 6, 2014).*

(10.8)
Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Form 10-K for the period ended December 31, 2002).*

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

(10.19)	Amended and Restated NiSource Inc. Supplemental Executive Retirement Plan effective May 13, 2011 (incorporated by reference to Exhibit 10.3 to NiSource Inc. Form 10-Q filed on October 28, 2011).*

(10.20)	Amended and Restated Pension Restoration Plan for NiSource Inc. and Affiliates effective May 13, 2011 (incorporated by reference to Exhibit 10.4 to NiSource Inc. Form 10-Q filed on October 28, 2011).*

(10.21)	Amended Restated Savings Restoration Plan for NiSource Inc. and Affiliates effective October 22, 2012.*

(10.22)	Amended and Restated NiSource Inc. Executive Deferred Compensation Plan effective November 1, 2012.*

(10.23)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2012.*

(10.24)	Letter Agreement between NiSource Corporate Services and Jimmy D. Staton dated December 12, 2013.* **

(10.25)
Letter Agreement between NiSource Corporate Services Company and Stephen P. Smith dated May 14, 2008. (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.26)
Second Amended and Restated Revolving Credit Agreement among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the lender parties thereto as Lenders, Credit Suisse Securities (USA) LLC as Syndication Agent, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., and JPMorgan Chase Bank, N.A. as Co-Documentation Agents and Barclays Bank PLC, as Administrative Agent dated September 30, 2013 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended September 30, 2013).

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
References made to NIPSCO filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.