Form 10-Q
period 2014-03-31
NISOURCE INC/DE
filed 2014-04-30
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 314,876,852 shares outstanding at April 24, 2014.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2014

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, LLC
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, LLC
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NEVCO	NiSource Energy Ventures, LLC
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
NiSource Midstream	NiSource Midstream Services, LLC
Pennant	Pennant Midstream, LLC

Abbreviations
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated Other Comprehensive Income (Loss)
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BBA	British Banker Association
Bcf	Billion cubic feet
BNS	Bank of Nova Scotia
Board	Board of Directors
BPAE	BP Alternative Energy North America, Inc.

DEFINED TERMS (continued)

BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Ccf	Hundred cubic feet
CERCLA	Comprehensive Environmental Response, Compensation and
Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
Day 2
Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DPU	Department of Public Utilities
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCIM	Gas Cost Incentive Mechanism
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IDEM	Indiana Department of Environmental Management
INDIEC	Indiana Industrial Energy Consumers, Inc.
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas

DEFINED TERMS (continued)

MATS	Mercury and Air Toxics Standards
Mcf	Thousand cubic feet
MMcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mitchell	Dean H. Mitchell Coal Fired Generating Station
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PADEP	Pennsylvania Department of Environmental Protection
Piedmont	Piedmont Natural Gas Company, Inc.
PM	Particulate matter
PNC	PNC Bank, N.A.
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RBS	Royal Bank of Scotland, PLC
RCRA	Resource Conservation and Recovery Act
RDAF	Revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TIRF	Targeted Infrastructure Reinvestment Factor
VaR	Value-at-risk and instrument sensitivity to market factors
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
WACOG	Weighted Average Cost of Gas

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2014	2013
Net Revenues
Gas Distribution	$1,215.0	$892.2
Gas Transportation and Storage	578.5	468.5
Electric	450.0	377.3
Other	77.0	44.2
Gross Revenues	2,320.5	1,782.2
Cost of Sales (excluding depreciation and amortization)	1,061.3	676.0
Total Net Revenues	1,259.2	1,106.2
Operating Expenses
Operation and maintenance	501.2	454.3
Depreciation and amortization	148.7	143.6
Gain on sale of assets, net	(15.7)	(0.2)
Other taxes	101.1	86.7
Total Operating Expenses	735.3	684.4
Equity Earnings in Unconsolidated Affiliates	9.8	7.1
Operating Income	533.7	428.9
Other Income (Deductions)
Interest expense, net	(109.1)	(98.6)
Other, net	4.5	4.1
Total Other Deductions	(104.6)	(94.5)
Income from Continuing Operations before Income Taxes	429.1	334.4
Income Taxes	162.7	118.4
Income from Continuing Operations	266.4	216.0
(Loss) Income from Discontinued Operations - net of taxes	(0.2)	8.1
Gain on Disposition of Discontinued Operations - net of taxes	—	36.4
Net Income	$266.2	$260.5
Basic Earnings Per Share
Continuing operations	$0.85	$0.69
Discontinued operations	—	0.15
Basic Earnings Per Share	$0.85	$0.84
Diluted Earnings Per Share
Continuing operations	$0.85	$0.69
Discontinued operations	—	0.14
Diluted Earnings Per Share	$0.85	$0.83
Dividends Declared Per Common Share	$0.50	$0.48
Basic Average Common Shares Outstanding	314.2	311.1
Diluted Average Common Shares	315.1	312.1
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2014	2013
Net Income	$266.2	$260.5
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities(1)	0.3	(0.4)
Net unrealized gain on cash flow hedges(2)	0.6	0.9
Unrecognized pension benefit and OPEB benefit(3)	0.2	2.7
Total other comprehensive income	1.1	3.2
Total Comprehensive Income	$267.3	$263.7
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.2 million tax expense and $0.1 million tax benefit in the first quarter of 2014 and 2013, respectively.

(2) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.4 million and $0.6 million tax expense in the first quarter of 2014 and 2013, respectively.

(3) Unrecognized pension benefit and OPEB benefit, net of zero and $1.7 million tax expense in the first quarter of 2014 and 2013, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2014	December 31, 2013
ASSETS
Property, Plant and Equipment
Utility plant	$23,695.7	$23,303.7
Accumulated depreciation and amortization	(9,358.6)	(9,256.5)
Net utility plant	14,337.1	14,047.2
Other property, at cost, less accumulated depreciation	320.6	317.9
Net Property, Plant and Equipment	14,657.7	14,365.1
Investments and Other Assets
Unconsolidated affiliates	407.1	373.7
Other investments	203.1	204.0
Total Investments and Other Assets	610.2	577.7
Current Assets
Cash and cash equivalents	38.0	26.8
Restricted cash	10.9	8.0
Accounts receivable (less reserve of $34.6 and $23.5, respectively)	1,271.2	1,005.8
Income tax receivable	4.1	5.1
Gas inventory	97.9	354.6
Underrecovered gas and fuel costs	114.3	46.4
Materials and supplies, at average cost	104.8	101.2
Electric production fuel, at average cost	22.9	44.6
Price risk management assets	14.4	22.7
Exchange gas receivable	161.4	70.6
Regulatory assets	159.1	142.8
Prepayments and other	321.1	330.6
Total Current Assets	2,320.1	2,159.2
Other Assets
Regulatory assets	1,494.9	1,522.2
Goodwill	3,666.2	3,666.2
Intangible assets	272.9	275.7
Deferred charges and other	85.3	87.8
Total Other Assets	5,519.3	5,551.9
Total Assets	$23,107.3	$22,653.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2014	December 31, 2013
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 314,800,122 and 313,675,911 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	4,715.6	4,690.1
Retained earnings	1,394.4	1,285.5
Accumulated other comprehensive loss	(42.5)	(43.6)
Treasury stock	(58.6)	(48.6)
Total Common Stockholders’ Equity	6,012.1	5,886.6
Long-term debt, excluding amounts due within one year	7,638.5	7,593.2
Total Capitalization	13,650.6	13,479.8
Current Liabilities
Current portion of long-term debt	530.5	542.1
Short-term borrowings	812.5	698.7
Accounts payable	714.4	619.0
Dividends payable	78.7	—
Customer deposits and credits	239.4	262.6
Taxes accrued	278.6	254.8
Interest accrued	75.3	136.4
Overrecovered gas and fuel costs	25.8	32.2
Exchange gas payable	143.1	186.4
Deferred revenue	7.9	18.5
Regulatory liabilities	79.1	60.2
Accrued liability for postretirement and postemployment benefits	6.2	6.2
Legal and environmental	25.5	32.3
Other accruals	323.8	329.0
Total Current Liabilities	3,340.8	3,178.4
Other Liabilities and Deferred Credits
Deferred income taxes	3,392.3	3,277.8
Deferred investment tax credits	20.0	20.9
Deferred credits	100.2	91.9
Noncurrent deferred revenue	21.8	17.1
Accrued liability for postretirement and postemployment benefits	508.1	527.5
Regulatory liabilities	1,677.6	1,669.8
Asset retirement obligations	176.5	174.4
Other noncurrent liabilities	219.4	216.3
Total Other Liabilities and Deferred Credits	6,115.9	5,995.7
Commitments and Contingencies (Refer to Note 17)	—	—
Total Capitalization and Liabilities	$23,107.3	$22,653.9
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2014	2013
Operating Activities
Net Income	$266.2	$260.5
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	148.7	143.6
Net changes in price risk management assets and liabilities	0.8	0.5
Deferred income taxes and investment tax credits	148.9	117.1
Deferred revenue	1.8	(0.4)
Stock compensation expense and 401(k) profit sharing contribution	13.9	10.6
Gain on sale of assets	(15.7)	(0.2)
Income from unconsolidated affiliates	(9.6)	(7.3)
Gain on disposition of discontinued operations - net of taxes	—	(36.4)
Loss (Income) from discontinued operations - net of taxes	0.2	(8.1)
Amortization of debt related costs	2.4	2.3
AFUDC equity	(4.0)	(3.5)
Distributions of earnings received from equity investees	7.6	7.0
Changes in Assets and Liabilities:
Accounts receivable	(265.1)	(161.4)
Income tax receivable	0.9	50.4
Inventories	274.0	254.7
Accounts payable	126.5	25.4
Customer deposits and credits	(23.1)	(102.0)
Taxes accrued	19.3	28.1
Interest accrued	(61.1)	(65.5)
(Under)Overrecovered gas and fuel costs	(74.2)	69.3
Exchange gas receivable/payable	(134.2)	(89.8)
Other accruals	(30.1)	(26.6)
Prepayments and other current assets	4.5	(5.8)
Regulatory assets/liabilities	2.9	5.8
Postretirement and postemployment benefits	(19.3)	(36.8)
Deferred credits	8.4	7.7
Deferred charges and other noncurrent assets	(0.2)	(0.4)
Other noncurrent liabilities	4.0	(2.0)
Net Operating Activities from Continuing Operations	394.4	436.8
Net Operating Activities (used for) from Discontinued Operations	(0.4)	12.3
Net Cash Flows from Operating Activities	394.0	449.1
Investing Activities
Capital expenditures	(386.3)	(369.3)
Proceeds from disposition of assets	5.3	0.5
Restricted cash (deposits) withdrawals	(2.9)	23.6
Contributions to equity investees	(31.0)	(17.1)
Other investing activities	7.0	(5.3)
Net Investing Activities used for Continuing Operations	(407.9)	(367.6)
Net Investing Activities from Discontinued Operations	—	121.5
Net Cash Flows used for Investing Activities	(407.9)	(246.1)
Financing Activities
Repayments of long-term debt and capital lease obligations	(9.1)	(427.1)
Change in short-term borrowings, net	113.8	354.3
Issuance of common stock	8.9	17.2
Acquisition of treasury stock	(10.0)	(7.6)
Dividends paid - common stock	(78.5)	(74.7)
Net Cash Flows from (used for) Financing Activities	25.1	(137.9)
Change in cash and cash equivalents from (used for) continuing operations	11.6	(68.7)
Cash contributions (to) from discontinued operations	(0.4)	133.8
Cash and cash equivalents at beginning of period	26.8	36.3
Cash and Cash Equivalents at End of Period	$38.0	$101.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Common Stockholders' Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of January 1, 2014	$3.2	$(48.6)	$4,690.1	$1,285.5	$(43.6)	$5,886.6
Comprehensive Income:
Net Income	—	—	—	266.2	—	266.2
Other comprehensive income, net of tax	—	—	—	—	1.1	1.1
Common stock dividends	—	—	—	(157.3)	—	(157.3)
Treasury stock acquired	—	(10.0)	—	—	—	(10.0)
Issued:
Employee stock purchase plan	—	—	0.8	—	—	0.8
Long-term incentive plan	—	—	8.4	—	—	8.4
401(k) and profit sharing issuance	—	—	14.3	—	—	14.3
Dividend reinvestment plan	—	—	2.0	—	—	2.0
Balance as of March 31, 2014	$3.2	$(58.6)	$4,715.6	$1,394.4	$(42.5)	$6,012.1

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.

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

2.    Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. NiSource is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. NiSource is currently evaluating what impact, if any, adoption of ASU 2014-08 will have on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

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

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Denominator
Basic average common shares outstanding	314,222	311,120
Dilutive potential common shares:
Stock options	59	156
Shares contingently issuable under employee stock plans	399	276
Shares restricted under stock plans	442	523
Diluted Average Common Shares	315,122	312,075

4.    Gas in Storage
Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. NiSource had a temporary LIFO liquidation debit of $10.3 million and zero as of March 31, 2014 and December 31, 2013, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.    Discontinued Operations and Assets and Liabilities Held for Sale

On September 1, 2013, NiSource sold the commercial and industrial natural gas portfolio of its unregulated natural gas marketing business. The sale included the physical contracts and associated financial hedges that comprise the portfolio, as well as the gas inventory and customer deposits of the business. The sale resulted in an after tax loss of $1.5 million which was recorded during the third quarter of 2013.

During 2012, NiSource began marketing to sell the service plan and leasing business lines of its Retail Services business. The sale of the business lines closed in January 2013 resulting in gain from the disposition of discontinued operations of $36.4 million, net of taxes, which was recorded during the first quarter of 2013.

There were no assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheets (unaudited) at March 31, 2014 and December 31, 2013.

Results from discontinued operations are provided in the following table. These results are primarily from a settlement at NiSource's former exploration and production subsidiary, CER, NiSource's Retail Services business, and NiSource's unregulated natural gas marketing business.

	Three Months Ended March 31,
(in millions)	2014	2013
Revenues from Discontinued Operations	$—	$16.2
(Loss) Income from discontinued operations	(0.3)	13.2
Income tax (benefit) expense	(0.1)	5.1
(Loss) Income from Discontinued Operations - net of taxes	$(0.2)	$8.1
Gain on Disposition of Discontinued Operations - net of taxes	$—	$36.4

6.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities” on the Condensed Consolidated Balance Sheets (unaudited).

Changes in NiSource’s liability for asset retirement obligations for the three months ended March 31, 2014 and 2013 are presented in the table below:

(in millions)	2014	2013
Balance as of January 1,	$174.4	$160.4
Accretion expense	0.4	0.3
Accretion recorded as a regulatory asset/liability	2.1	2.3
Additions	0.1	2.9
Settlements	(0.5)	(0.3)
Change in estimated cash flows	—	(0.3)
Balance as of March 31,	$176.5	$165.3

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.    Regulatory Matters
Gas Distribution Operations Regulatory Matters

Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560 into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven year plan of eligible investments.  Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post in service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case.  The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On October 3, 2013, NIPSCO filed its gas TDSIC seven-year plan of eligible investments for a total of approximately $710 million with the IURC. An order is expected by the second quarter of 2014.

On November 25, 2013, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 28, 2014, requesting authority to increase revenues by approximately $25.5 million. The parties have settled all issues, and on April 7, 2014 filed a stipulation providing for a revenue increase of approximately $25.5 million. On April 23, 2014, Columbia of Ohio received approval of its annual infrastructure replacement and demand-side management rider request from the PUCO. New rates are effective April 30, 2014.

On April 16, 2013, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $30.1 million. Pursuant to the procedural schedule for this case, on September 3, 2013, Columbia of Massachusetts filed its updated revenue requirement of $29.5 million and on October 16, 2013, filed an updated cost of service for $30.0 million. A final revenue requirement update of $29.9 million was filed on December 16, 2013. On February 28, 2014 the Massachusetts DPU issued an order granting an annual revenue requirement increase of $19.3 million effective March 1, 2014, and the compliance filing associated with the order has been approved. Columbia of Massachusetts currently has two Motions for Reconsideration and Clarification pending before the Massachusetts DPU with regard to specific findings in the order.

On September 16, 2013, Columbia of Massachusetts filed its Peak Period Gas Adjustment Factor (“GAF”) for the period November 1, 2013 through April 30 2014, and its Peak Period 2012-2013 GAF Reconciliation. On January 17, 2014, Columbia of Massachusetts filed a revision to the GAF effective February 1, 2014, and on February 18, 2014, Columbia of Massachusetts filed its second revision to the GAF effective March 1, 2014, to eliminate Columbia of Massachusetts’s projected Peak Period under-collection of $50 million. On February 28, 2014, the Massachusetts DPU approved the revision subject to further review and reconciliation, but deferred recovery of $25 million of the projected under-collection to November 2014 - April 2015, and thus, this deferred amount will be incorporated into the proposed GAF to be submitted in Columbia of Massachusetts’s 2014-2015 Peak Period GAF filing.

On March 21, 2014, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $54.1 million annually. The case is driven by Columbia of Pennsylvania’s capital investment program which exceeds $180 million in both 2014 and 2015 as well as new pipeline safety-related operation and maintenance expenditures. Columbia of Pennsylvania seeks Pennsylvania PUC approval to implement additional rates to recover costs that are projected to be incurred after the implementation of those new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. Columbia of Pennsylvania's filing seeks to implement rates in December 2014 under which Columbia of Pennsylvania would immediately begin to recover costs that are projected for the twelve-month period ending December 31, 2015. The case is currently in discovery, and a final order from the Pennsylvania PUC is expected in the fourth quarter of 2014.

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

Columbia Pipeline Group Operations Regulatory Matters
Significant Rate Developments. On January 30, 2014, Columbia Transmission received FERC approval of its December 2013 filing to recover costs associated with the first year of its comprehensive system modernization program. During 2013, Columbia Transmission completed more than 30 individual projects representing a total investment of about $300 million. The program includes replacement of aging pipeline and compressor facilities, enhancements to system inspection capabilities, and improvements in real-time analytics and control systems. Recovery of the 2013 investments began on February 1, 2014.
The second year of the program includes planned modernization investments of approximately $300 million. Columbia Transmission and its customers have agreed to the initial five years of the comprehensive modernization program, with an opportunity to mutually extend the agreement.

Cost Recovery Trackers. A significant portion of the regulated transmission and storage companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 4 of the Natural Gas Act. However, certain operating costs of the NiSource regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include third-party pipeline transportation, electric compression, certain environmental, and certain operational purchases and sales of natural gas.

Electric Operations Regulatory Matters

Significant Rate Developments. On July 19, 2013, NIPSCO filed its electric TDSIC, further discussed above, with the IURC. The filing included the seven-year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven-year plan of eligible investments. The Order also granted NIPSCO ratemaking relief associated with the eligible investments through a rate adjustment mechanism. NIPSCO anticipates filing its first semi-annual tracker petition in the third quarter of 2014. On March 10, 2014 the OUCC filed a Petition for Reconsideration with the IURC which is still pending. In addition, two parties have filed Notices of Appeal with the Indiana Court of Appeals to appeal the IURC's ruling.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Cost Recovery and Trackers. A significant portion of NIPSCO's revenue is related to the recovery of fuel costs to generate power and purchased power. These costs are recovered through a FAC, a standard, quarterly, “summary” regulatory proceeding in Indiana.

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

NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, NIPSCO is permitted to recover (1) AFUDC and a return on the capital investment expended by NIPSCO to implement environmental compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. On January 31, 2014, NIPSCO filed ECR-23 which included $583.5 million of net capital expenditures for the period ending December 31, 2013. An order is expected by the second quarter of 2014.

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
Accounting Policy for Derivative Instruments.    Unrealized and realized gains and losses are recognized each period as components of AOCI, regulatory assets and liabilities or earnings depending on the designation of the derivative instrument and regulatory accounting treatment. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to AOCI and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period together with the change in the fair value of the hedged item. As a result of the rate-making process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back to customers in revenues through rates. When gains and losses are recognized in earnings, they are recognized in revenues or cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest-rate risk activities.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Commodity Price Risk Programs.
Commodity price risk program derivatives consist of NYMEX gas options, NYMEX gas futures and FTRs. Contracted gross volumes are as follows:

	March 31, 2014	December 31, 2013
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	13.9	17.0
Price Protection Service program derivatives (MMDth)	0.3	0.7
DependaBill program derivatives (MMDth)	0.1	0.2
Electric energy program FTR derivatives (mw)	—	1,248.0
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of March 31, 2014, NiSource had $7.7 billion of outstanding fixed rate debt, of which $500 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the three months ended March 31, 2014 and 2013.
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
Contemporaneously with the issuance on September 16, 2005 of $1 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from AOCI to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of March 31, 2014, AOCI includes $7.8 million related to forward starting interest rate swap settlement, net of tax. These derivative contracts are accounted for as a cash flow hedge.
As of March 31, 2014, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrecognized loss associated with settled interest rate swaps was $17.4 million and $17.7 million, net of tax, as of March 31, 2014 and December 31, 2013, respectively. Millennium is amortizing the losses related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

Asset Derivatives (in millions)	March 31, 2014	December 31, 2013
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$0.1	$—
Interest rate risk activities
Price risk management assets (current)	10.7	21.2
Total derivatives designated as hedging instruments	$10.8	$21.2
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$3.6	$1.5
Price risk management assets (noncurrent)	—	0.5
Total derivatives not designated as hedging instruments	$3.6	$2.0
Total Asset Derivatives	$14.4	$23.2

There were no significant liability derivatives as of March 31, 2014 and December 31, 2013.

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

The tables below represent the amounts subject to an enforceable master netting arrangement not otherwise disclosed:

Offsetting of Derivative Assets (in millions)
As of March 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Counterparty B	$3.7	$—	$3.7	$(0.4)	$3.3
Other (1)	10.7	—	10.7	—	10.7
Total	$14.4	$—	$14.4	$(0.4)	$14.0

Offsetting of Derivative Liabilities (in millions)
As of March 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position	Net Amount

Counterparty B	$(0.4)	$—	$(0.4)	$0.4	$—
Total	$(0.4)	$—	$(0.4)	$0.4	$—

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
The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:
Derivatives in Cash Flow Hedging Relationships

Three Months Ended (in millions)
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013
Commodity price risk programs	$0.1	$0.1	Cost of Sales	$(0.1)	$0.1
Interest rate risk activities	—	—	Interest expense, net	(0.4)	(0.4)
Total	$0.1	$0.1		$(0.5)	$(0.3)

There was no income statement recognition of gains or losses for the ineffective portion and amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships for the three months ended March 31, 2014 and 2013.
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately $0.1 million of gain, net of taxes.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Derivatives in Fair Value Hedging Relationships

Three Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		March 31, 2014	March 31, 2013
Interest rate risk activities	Interest expense, net	$(10.4)	$(9.7)
Total		$(10.4)	$(9.7)

Three Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		March 31, 2014	March 31, 2013
Fixed-rate debt	Interest expense, net	$10.4	$9.7
Total		$10.4	$9.7
Derivatives not designated as hedging instruments

Three Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives(1)
		March 31, 2014	March 31, 2013
Commodity price risk programs	Gas Distribution revenues	$—	$0.1
Commodity price risk programs	Cost of Sales	6.9	(6.7)
Commodity price risk programs	(Loss) Income from Discontinued Operations - net of taxes	—	0.2
Total		$6.9	$(6.4)
(1) For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $6.9 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

NiSource’s derivative instruments measured at fair value as of March 31, 2014 and December 31, 2013 do not contain any credit-risk-related contingent features.
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
NiSource had $5.3 million and $5.9 million of cash on deposit with brokers and MISO for collateral requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2014 and December 31, 2013, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

Recurring Fair Value Measurements March 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Assets
Commodity price risk management assets:
Financial price risk programs	$3.7	$—	$—	$3.7
Interest rate risk activities	—	10.7	—	10.7
Available-for-sale securities	24.2	95.9	—	120.1
Total	$27.9	$106.6	$—	$134.5
Liabilities
Commodity price risk management liabilities:
Financial price risk programs	$0.1	$—	$0.3	$0.4
Total	$0.1	$—	$0.3	$0.4

Recurring Fair Value Measurements December 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Commodity price risk management assets:
Financial price risk programs	$2.1	$—	$—	$2.1
Interest rate risk activities	—	21.1	—	21.1
Available-for-sale securities	25.3	96.1	—	121.4
Total	$27.4	$117.2	$—	$144.6
Liabilities
Commodity price risk management liabilities:
Financial price risk programs	$1.6	$—	$0.1	$1.7
Total	$1.6	$—	$0.1	$1.7
Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2014 and December 31, 2013, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at March 31, 2014 and December 31, 2013 were:

March 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$27.0	$0.2	$(0.4)	$26.8
Corporate/Other	93.0	1.2	(0.9)	93.3
Total Available-for-sale debt securities	$120.0	$1.4	$(1.3)	$120.1
December 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$30.3	$0.3	$(0.5)	$30.1
Corporate/Other	91.5	1.1	(1.3)	91.3
Total Available-for-sale debt securities	$121.8	$1.4	$(1.8)	$121.4
For the three months ended March 31, 2014 and 2013, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.1 million and $0.2 million, respectively. For the three months ended March 31, 2014 and 2013, the net realized gain on sale of available-for-sale Corporate/Other bond debt securities was $0.1 million and $0.2 million, respectively.
The cost of maturities sold is based upon specific identification. At March 31, 2014, approximately $2.6 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At March 31, 2014, approximately $4.4 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2014.

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
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the three months ended March 31, 2014 and 2013, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2014	Estimated Fair Value as of March 31, 2014	Carrying Amount as of Dec. 31, 2013	Estimated Fair Value as of Dec. 31, 2013
Long-term debt (including current portion)	$8,169.0	$8,944.1	$8,135.3	$8,697.3

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
Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 18, 2013. The maximum seasonal program limit under the terms of the new agreement remains at $240 million. The current agreement expires on October 17, 2014, and can be further renewed if mutually agreed to by all parties. As of March 31, 2014, $240.0 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by PNC and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Mizuho. This agreement was last renewed on August 28, 2013. The maximum seasonal program limit under the terms of the new agreement remains at $200 million. The current agreement expires on August 27, 2014, and can be further renewed if mutually agreed to by all parties. As of March 31, 2014, $200.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. The agreement with BTMU was renewed on March 11, 2014, having a current scheduled termination date of March 10, 2015, and can be further renewed if mutually agreed to by both parties. As of March 31, 2014, $75.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2014 and December 31, 2013 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	March 31, 2014	December 31, 2013
Gross Receivables	$811.7	$610.9
Less: Receivables not transferred	296.7	345.8
Net receivables transferred	$515.0	$265.1
Short-term debt due to asset securitization	$515.0	$265.1
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

11.    Goodwill

NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment testing during the first quarter of 2014.

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

12.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2014 and 2013, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2014 and 2013 were 37.9% and 35.4%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences. The 2.5% increase from 2013 to 2014 is primarily due to the impact of the Indiana rate change, see below for further information.

On March 25, 2014, the governor of Indiana signed into law Senate Bill 1, which among other things, lowers the corporate income tax rate from 6.5% to 4.9% over six years beginning on July 1, 2015. The reduction in the tax rate will impact deferred income taxes and tax related regulatory assets and liabilities recoverable in the rate-making process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to the Indiana net operating loss carry forward, will be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the first quarter of 2014, NiSource recorded tax expense of $7.1 million to reflect the effect of this rate change. This expense is largely attributable to the remeasurement of the Indiana net operating loss at the 4.9% rate. The majority of NiSource's tax temporary differences are related to NIPSCO's utility plant. The remeasurement of these temporary differences at 4.9% was recorded as a reduction of a regulatory asset.

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

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012 ("ATRA"). ATRA, among other things, extended retroactively the research credit under Internal Revenue Code section 41 until December 31, 2013, and also extended and modified 50% bonus depreciation for 2013. In general, 50% bonus depreciation will be available for property placed in service before January 1, 2014, or in the case of certain property having longer production periods, before January 1, 2015. NiSource recorded the effects of ATRA in the first quarter of 2013. The retroactive extension of the research credit did not have a significant effect on net income.

There were no material changes recorded in the first quarter of 2014 to NiSource's uncertain tax positions as of December 31, 2013.

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

For the three months ended March 31, 2014, NiSource has contributed $0.7 million to its pension plans and $9.2 million to its other postretirement benefit plans.

The following table provides the components of the plans’ net periodic benefits cost for the three months ended March 31, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$8.7	$9.4	$2.3	$3.0
Interest cost	27.3	24.3	8.2	8.1
Expected return on assets	(45.3)	(42.4)	(9.1)	(7.6)
Amortization of transition obligation	—	—	—	0.1
Amortization of prior service cost (credit)	—	0.1	(0.6)	(0.2)
Recognized actuarial loss	11.9	20.7	—	2.8
Settlement loss	—	20.7	—	—
Total Net Periodic Benefit Costs	$2.6	$32.8	$0.8	$6.2

In 2013, NiSource pension plans had lump sum payouts exceeding the plan's 2013 service cost plus interest cost and, therefore, settlement accounting was required.

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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $5.4 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively.

15.    Short-Term Borrowings
On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At March 31, 2014, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility. At March 31, 2014, NiSource had $297.5 million of commercial paper outstanding.
As of March 31, 2014, NiSource had $30.5 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility. At December 31, 2013, NiSource had $31.6 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $515.0 million and $265.1 million as of March 31, 2014 and December 31, 2013, respectively. Refer to Note 10, “Transfers of Financial Assets,” for additional information.

(in millions)	March 31, 2014	December 31, 2013
Commercial Paper weighted average interest rate of 0.55% and 0.70% at March 31, 2014 and December 31, 2013, respectively.	$297.5	$433.6
Accounts receivable securitization facility borrowings	515.0	265.1
Total short-term borrowings	$812.5	$698.7
Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

16.    Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan or the Director Plan (described below) that expire or terminate for any reason. No further awards are permitted to be granted under the 1994 Plan or the Director Plan. At March 31, 2014, there were 6,162,981 shares reserved for future awards under the Omnibus Plan.
Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under a long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”). The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $5.3 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively, as well as related tax benefits of $2.0 million and $1.5 million, respectively.
As of March 31, 2014, the total remaining unrecognized compensation cost related to nonvested awards amounted to $31.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.
Stock Options. As of March 31, 2014, approximately 0.2 million options were outstanding and exercisable with a weighted average strike price of $22.62. No options were granted during the three months ended March 31, 2014 and 2013. As of March 31, 2014, the aggregate intrinsic value for the options outstanding and exercisable was $3.1 million. During the three months ended March 31, 2014 and 2013, cash received from the exercise of options was $3.9 million and $13.1 million, respectively.
Restricted Stock Units and Restricted Stock. During the three months ended March 31, 2014, NiSource granted 67,594 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of restricted stock units and shares of restricted stock was $2.1 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. If the employee terminates employment before the service conditions lapse due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the shares of restricted stock and restricted stock units on the date of termination. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units granted during the three months ended March 31, 2014 will vest upon termination of employment in connection with a Change-in-Control. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination. As of March 31, 2014, 324,585 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the three months ended March 31, 2014, NiSource granted 525,173 performance shares subject to service and performance conditions. The grant date fair value of the awards was $16.3 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of cumulative net operating earnings per share, a non-GAAP financial measure that NiSource defines as income from continuing operations adjusted for certain items; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price, over a period beginning December 31, 2013 and ending on December 31, 2016) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on February 28, 2017 when the shares vest provided the performance criteria are satisfied. In general, if the employee terminates employment before February 28, 2017 due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination. As of March 31, 2014, 1,878,558 nonvested performance shares were granted and outstanding.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of March 31, 2014, 144,578 restricted stock units were outstanding to non-employee directors under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Amended and Restated Non-employee Director Stock Incentive Plan (the “Director Plan”). All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of March 31, 2014, 147,845 restricted stock units remained outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay payable in shares of common stock. For the quarters ended March 31, 2014 and 2013, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $8.5 million and $6.4 million, respectively.

17.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at March 31, 2014 and the years in which they expire were:

(in millions)	Total	2014	2015	2016	2017	2018	After
Guarantees of subsidiaries debt	$7,710.5	$500.0	$230.0	$616.5	$507.0	$800.0	$5,057.0
Accounts receivable securitization	515.0	515.0	—	—	—	—	—
Lines of credit	297.5	297.5	—	—	—	—	—
Letters of credit	30.5	12.6	17.9	—	—	—	—
Other guarantees	142.4	45.4	35.3	—	—	—	61.7
Total commercial commitments	$8,695.9	$1,370.5	$283.2	$616.5	$507.0	$800.0	$5,118.7

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
Lines and Letters of Credit and Accounts Receivable Advances. On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At March 31, 2014, NiSource had no borrowings under its five-year revolving credit facility, $297.5 million in commercial paper outstanding and $515.0 million outstanding under its accounts receivable securitization

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

agreements. At March 31, 2014, NiSource issued stand-by letters of credit of approximately $30.5 million for the benefit of third parties. See Note 15, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. NiSource has additional purchase and sales agreement guarantees totaling $73.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has on deposit a letter of credit with Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the debt service reserve account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of March 31, 2014.
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
As of March 31, 2014 and December 31, 2013, NiSource had recorded an accrual of approximately $135.1 million and $143.9 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.
Climate Change. Future legislative and regulatory programs could significantly restrict emissions of GHGs or could impose a cost or tax on GHG emissions.
In the first quarter of 2012, the EPA proposed an output-based carbon standard for new power plants. On September 20, 2013, the EPA announced withdrawal of the proposed standard and released a new proposal. The newly proposed standard would, for the first time, set national limits on the amount of carbon emissions allowed from new power plants. Compliance for new coal-fired plants may need to include capture and sequestration of carbon dioxide at coal-fired power plants. In addition, the EPA stated that it intends to regulate existing sources with a proposed rule in 2014.
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
Ozone (eight hour): On September 2, 2011, the EPA announced it would implement its 2008 eight-hour ozone NAAQS rather than tightening the standard in 2012. The EPA will review, and possibly propose a new standard in 2014. In addition, the EPA has designated the Chicago metropolitan area, including the area in which NIPSCO operates one of its electric generation facilities, as non-attainment for ozone. NiSource will continue to monitor this matter and cannot estimate the impact of any new rules at this time.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated liability were noted as a result of the refresh completed as of June 30, 2013. The total estimated liability at NiSource related to the facilities subject to remediation was $123.2 million and $129.5 million at March 31, 2014 and December 31, 2013, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect Columbia Pipeline Group Operations and Electric Operations.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Columbia Pipeline Group Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). NiSource utilizes a probabilistic model to estimate its future remediation costs related to the 1995 AOC. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the liability were noted as a result of the refresh completed as of June 30, 2013. The total remaining liability at Columbia Transmission related to the facilities subject to remediation was $6.4 million and $8.7 million at March 31, 2014 and December 31, 2013, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be substantially completed in 2015.
Electric Operations.
Air
NIPSCO is subject to a number of new air-quality mandates in the next several years. These mandates require NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $860 million, of which approximately $240.0 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. NIPSCO believes that the capital costs will likely be recoverable from ratepayers.

EPA Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The CSAPR limits emissions, including NIPSCO's, and restricted emission allowance trading programs were scheduled to begin in 2012. In a decision issued on August 21, 2012 the D.C. Circuit Court vacated the CSAPR leaving the CAIR trading program provisions and requirements in place. The EPA subsequently petitioned for a writ of certiorari, and the United States Supreme Court granted this writ. Oral arguments were held on December 10, 2013, and a decision is expected in 2014. These developments do not significantly impact NIPSCO's current emissions control plans. NIPSCO utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. NIPSCO believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow NIPSCO to meet the emission requirements of CAIR, while a replacement for CSAPR is developed to address the court's decision.

Utility Mercury and Air Toxics Standards Rule: On December 16, 2011, the EPA finalized the MATS rule establishing new emissions limits for mercury and other air toxics. Compliance for NIPSCO’s affected units is required by April 2016. NIPSCO is implementing an IURC-approved plan for environmental controls to comply with MATS.
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

Water
The Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures, became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. Various court challenges and EPA responses ensued. A final rule is expected to be issued in May 2014. NIPSCO will continue to monitor this matter but cannot estimate the cost of compliance at this time.

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

D.     Other Matters. On November 23, 2012, while Columbia of Massachusetts was investigating the source of an odor of gas at a service location in Springfield, Massachusetts, a gas service line was pierced and an explosion occurred. While this explosion impacted multiple buildings and resulted in several injuries, no life threatening injuries or fatalities have been reported. Columbia of Massachusetts is fully cooperating with both the Massachusetts DPU and the Occupational Safety & Health Administration in their investigations of this incident. Columbia of Massachusetts believes any costs associated with damages, injuries, and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements. In accordance with GAAP, NiSource recorded any accruals and the related insurance recoveries resulting from this incident on a gross basis within the Condensed Consolidated Balance Sheets (unaudited).

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2014	$(0.3)	$(25.8)	$(17.5)	$(43.6)
Other comprehensive income before reclassifications	0.5	0.1	—	0.6
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.5	0.2	0.5
Net current-period other comprehensive income	0.3	0.6	0.2	1.1
Balance as of March 31, 2014	$—	$(25.2)	$(17.3)	$(42.5)

Three Months Ended March 31, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2013	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(0.1)	0.1	1.3	1.3
Amounts reclassified from accumulated other comprehensive income	(0.3)	0.8	1.4	1.9
Net current-period other comprehensive income	(0.4)	0.9	2.7	3.2
Balance as of March 31, 2013	$2.2	$(27.7)	$(36.8)	$(62.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Equity Investment
As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss at March 31, 2014 of $17.4 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $17.4 million and $17.7 million at March 31, 2014 and December 31, 2013, respectively, is included in gains and losses on cash flow hedges above.

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
At March 31, 2014, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended March 31,
(in millions)	2014	2013
REVENUES
Gas Distribution Operations
Unaffiliated	$1,565.4	$1,144.9
Intersegment	0.2	0.2
Total	1,565.6	1,145.1
Columbia Pipeline Group Operations
Unaffiliated	303.2	258.4
Intersegment	42.4	43.0
Total	345.6	301.4
Electric Operations
Unaffiliated	450.2	377.4
Intersegment	0.2	0.2
Total	450.4	377.6
Corporate and Other
Unaffiliated	1.7	1.5
Intersegment	126.8	121.7
Total	128.5	123.2
Eliminations	(169.6)	(165.1)
Consolidated Gross Revenues	$2,320.5	$1,782.2
Operating Income (Loss)
Gas Distribution Operations	$301.8	$234.1
Columbia Pipeline Group Operations	158.9	133.5
Electric Operations	78.9	65.2
Corporate and Other	(5.9)	(3.9)
Consolidated Operating Income	$533.7	$428.9

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in millions)	2014	2013
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$131.4	$114.3
Assets acquired under a capital lease	51.6	2.1
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$167.7	$161.8
Cash paid for income taxes	6.8	2.9

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
Realization of NiSource’s objectives and expected performance is subject to a wide range of risks and can be adversely affected by, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, and the matters set forth in the “Risk Factors” section of NiSource’s 2013 Form 10-K, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
For the three months ended March 31, 2014, NiSource reported income from continuing operations of $266.4 million, or $0.85 per basic share, compared to $216.0 million, or $0.69 per basic share reported for the same period in 2013.
The increase in income from continuing operations was due primarily to the following items:

•
Regulatory and service programs at Gas Distributions Operations increased net revenues by $40.1 million primarily due to the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Refer to Note 8, “Regulatory Matters,” to the Consolidated Financial Statements included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information.

•
Colder weather in 2014 resulted in an increase in income from continuing operations of $25.4 million compared to the prior year. Weather statistics are provided in the Gas Distribution Operations’ segment discussion.

•	The recognition of previously deferred gains of $17.5 million from the conveyances of mineral interests at Columbia Pipeline Group Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

These increases to income from continuing operations were partially offset by the following:

•
Employee and administrative expense increased by $15.5 million due primarily to the timing of outages and maintenance, greater labor expense due to a growing workforce and reduced payroll capitalization, and IT support and enhancement projects.

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

NIPSCO continued to focus on customer service, reliability and long-term growth and modernization initiatives during the first quarter, while executing on significant environmental investments.

•
Two remaining FGD projects at NIPSCO’s coal-fired electric generating facilities remain on schedule and on budget. The FGD investments are part of approximately $860 million in environmental investments, including water quality and emission-control projects, recently completed and planned at NIPSCO’s electric generating facilities. One project is expected to be completed by the end of 2014 and the other by the end of 2015.

•
NIPSCO also has initiated the first year of investments under the company’s electric system modernization program, referred to as TDSIC, approved in February 2014 by the IURC. The $1.1 billion, seven-year program, provides for the replacement and upgrade of underground circuits, transformers and poles, helping increase system reliability and deliver economic development benefits to the region. NIPSCO also has filed a complementary seven-year, $710 million natural gas modernization program, with a decision from the IURC expected by the second quarter of 2014.

•
Progress also continued on two major NIPSCO electric transmission projects designed to enhance system flexibility and reliability. The Reynolds-Topeka project, a 100-mile, 345-kV line, remains on schedule with right-of-way acquisition in process. The Greentown-Reynolds project, a 66-mile, 765-kV line, is a joint project with Pioneer Transmission. Public outreach on the Greentown-Reynolds line continues, with the anticipated route selection, and subsequent right-of-way acquisition, beginning later this year. The projects involve a NIPSCO investment of approximately $500 million and are anticipated to be in service by the end of 2018.

NiSource's Gas Distribution companies continue to deliver strong results from their strategy of aligning long-term infrastructure replacement and enhancement programs with a variety of complementary customer programs and regulatory initiatives.

•
On April 23, 2014, Columbia of Ohio received approval of its annual IRP and DSM rider request from the PUCO. The program supports the company’s accelerated pipeline replacement program that began approximately six years ago. New rates are effective April 30, 2014.

•	On February 28, 2014, the Massachusetts DPU issued an order on the Columbia of Massachusetts base rate case. The order provides for an annual revenue increase of approximately $19.3 million.

•
On March 21, 2014, Columbia of Pennsylvania filed a rate case with the Pennsylvania PUC to support continuation of Columbia of Pennsylvania’s ongoing infrastructure modernization program. If approved, the case would increase annual revenues by approximately $54.1 million. A decision is expected in the fourth quarter of 2014.

Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Modernization, Commercial Growth and Expansion of the Columbia Pipeline Group Operations
Columbia Pipeline Group Operations continues to make progress on its long-term infrastructure modernization program, as well as a series of midstream and core growth initiatives tied to NiSource's asset position in the Utica and Marcellus Shale production regions.

•
Columbia Transmission is on track with the second year of its long-term system modernization program. Under the program, Columbia Transmission will invest approximately $300 million annually in improvements to system reliability, safety and flexibility. Columbia Transmission and its customers have agreed to the initial five years of the comprehensive modernization program, with an opportunity to mutually extend the agreement. The overall program is expected to last 10 years or more and involves an aggregate investment in excess of $4 billion.

•
NiSource Midstream will construct a field gathering system in Pennsylvania that will gather well pad production of primarily dry gas from a third party producer. Pipeline laterals will be built to connect well pads as drilling is developed. The $120 million investment will include approximately 25 miles miles of gathering pipelines of varying diameter, a compressor station and dehydration unit. The gas gathering agreement has an initial 15-year term with the option to extend. Construction is expected to begin in late 2014, with an in service date during the fourth quarter of 2015.

•	Millennium completed a new approximately $40 million compressor facility in Delaware County, New York, which went into service in March 2014. NiSource owns a 47.5% interest in Millennium.

•
Columbia Pipeline Group Operations also remains on track with the execution of significant new supply-driven and market-driven growth projects, including the previously announced Warren County, West Side Expansion, Giles County and Line 1570 projects. These projects, which will provide total additional pipeline capacity of approximately 900 MMcf per day, are scheduled to be in service by the end of 2014. The approximately $275 million East Side project remains on budget and on schedule for completion in the third quarter of 2015.

Financial Management of the Balance Sheet
On January 31, 2014, Moody's Investors Service upgraded the senior unsecured rating for NiSource to Baa2 from Baa3 and NiSource’s commercial paper rating to P-2 from P-3. Additionally, the rating for NIPSCO was upgraded to Baa1 from Baa2.
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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended March 31, 2014
Net Income
NiSource reported net income of $266.2 million, or $0.85 per basic share, for the three months ended March 31, 2014, compared to net income of $260.5 million, or $0.84 per basic share, for the first quarter of 2013. Income from continuing operations was $266.4 million, or $0.85 per basic share, for the three months ended March 31, 2014, compared to income from continuing operations of $216.0 million, or $0.69 per basic share, for the first quarter of 2013. Operating income was $533.7 million, an increase of $104.8 million from the same period in 2013. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2014 were 314.2 million compared to 311.1 million at March 31, 2013.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended March 31, 2014, were $1,259.2 million, a $153.0 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations' net revenues of $91.3 million, higher Columbia Pipeline Group Operations' net revenues of $44.2 million and increased Electric Operations' net revenues of $17.3 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $24.5 million, increased demand and commodity revenue of $9.9 million as a result of growth projects placed in service and an increase in mineral rights royalty revenue of $7.1 million.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $40.1 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, the effects of colder weather of $21.0 million, increased regulatory and tax trackers, which are offset in expense, of $16.3 million, higher residential and commercial usage of $5.9 million, an increase in off-system sales of $3.4 million, higher revenue of $3.0 million due to an increase in residential and commercial customers and an increase in large customer revenue of $2.2 million. These increases were partially offset by a decrease of $4.8 million resulting from NIPSCO’s GCIM.

•
Electric Operations’ net revenues increased primarily due to an increase in off-system sales of $9.5 million, higher industrial usage of $8.6 million, an increase in the return on the environmental capital investment recovery of $8.1 million due to an increased plant balance eligible for recovery, and the effects of colder weather of $4.4 million. These increases were partially offset by a decrease in transmission upgrade revenue of $6.3 million, decreased trackers, which are offset in expense, of $5.1 million and lower residential and commercial usage of $2.2 million.

Operating Expenses
Operating expenses for the first quarter of 2014 were $735.3 million, an increase of $50.9 million from the 2013 period. This increase was primarily due to higher operation and maintenance expenses of $46.9 million, increased other taxes of $14.4 million and higher depreciation and amortization of $5.1 million. These increases were partially offset by an increase in the gain on sale of assets of $15.5 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in net revenue, of $33.2 million and higher employee and administrative costs of $15.5 million. These increases were partially offset by a decrease in outside service costs of $5.1 million. The increase in other taxes is primarily due to higher property and other taxes of $8.4 million and increased tax trackers, which are offset in net revenue, of $6.0 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service. The increase in gain on sale of assets primarily relates to recognized gains of $17.5 million resulting from conveyances of mineral interests at Columbia Pipeline Group Operations.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $9.8 million during the first quarter of 2014 compared to $7.1 million for the first quarter of 2013. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium, Hardy Storage and Pennant, which are integral to the Columbia Pipeline Group Operations’ business. Equity earnings increased primarily from increased earnings at Millennium.
Other Income (Deductions)
Other Income (Deductions) reduced income by $104.6 million in the first quarter of 2014 compared to a reduction in income of $94.5 million in the prior year. The increase in deductions is primarily due to an increase in interest expense of $10.5 million resulting from the issuance of $500.0 million of long-term debt in October 2013 and the issuance of $750.0 million of long-term debt in April 2013, partially offset by the maturity of $420.3 million of long-term debt in March 2013.
Income Taxes
Income tax expense for the quarter ended March 31, 2014 was $162.7 million compared to $118.4 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2014 and 2013, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended March 31, 2014 and 2013 were 37.9% and 35.4%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences. The 2.5% increase from 2013 to 2014 is primarily due to the impact of the Indiana rate change. Refer to Note 12, "Income Taxes," in the Notes to Consolidated Financial Statements (unaudited) for further discussion of income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Discontinued Operations
There was a net loss of $0.2 million in the first quarter of 2014 from discontinued operations compared to net income of $8.1 million in the first quarter of 2013. The net income in 2013 relates primarily to a settlement at NiSource's former exploration and production subsidiary, CER. A gain on the disposition of discontinued operations of $36.4 million was recorded in the first quarter of 2013 as a result of a gain on the sale of the service plan and leasing business lines of NiSource's Retail Services business.

Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolver, commercial paper program and long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2014.
Operating Activities
Net cash from operating activities for the three months ended March 31, 2014 was $394.0 million, a decrease of $55.1 million compared to the three months ended March 31, 2013. The decrease in net cash from operating activities was primarily attributable to an income tax refund received in 2013. No income tax refunds were received in 2014.
Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $38.3 million to its pension plans and approximately $39.1 million to its other postretirement benefit plans in 2014, which could change depending on market conditions. For the three months ended March 31, 2014, NiSource has contributed $0.7 million to its pension plans and $9.2 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the three months ended March 31, 2014 were $386.3 million, compared to $369.3 million for the comparable period in 2013. This increased spending is mainly due to continued spending on infrastructure replacement programs in the Gas Distributions Operations segment, higher spending in the Columbia Pipeline Group Operations segment for various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under its modernization program and increased expenditures in the Electric Operations segment due to TDSIC and other tracker program spend. NiSource projects 2014 capital expenditures to be approximately $2.2 billion.
Restricted cash was $10.9 million and $8.0 million as of March 31, 2014 and December 31, 2013, respectively.
Contributions to equity investees increased $13.9 million due to higher contributions made by NiSource Midstream to Pennant. Refer to the Columbia Pipeline Group Operations segment discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operations for information on these contributions.

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
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility.
NiSource Finance had no borrowings outstanding under its revolving credit facility at March 31, 2014 and December 31, 2013. In addition, NiSource Finance had $297.5 million in commercial paper outstanding at March 31, 2014, at a weighted average interest rate of 0.55% and $433.6 million in commercial paper outstanding at December 31, 2013, at a weighted average interest rate of 0.70%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

As of March 31, 2014 and December 31, 2013, NiSource had $515.0 million and $265.1 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 10, “Transfers of Financial Assets,” to the Condensed Consolidated Financial Statements (unaudited).
As of March 31, 2014, NiSource had $30.5 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility. At December 31, 2013, NiSource had $31.6 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility.
As of March 31, 2014, an aggregate of $1,688.2 million of credit was available under the credit facility.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility and its three-year term loan issued April 5, 2012, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of March 31, 2014, the ratio was 59.9%.
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
Credit Ratings.    On March 14, 2014, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. On January 31, 2014, Moody's Investors Service upgraded the senior unsecured rating for NiSource to Baa2 from Baa3 and NiSource’s commercial paper rating to P-2 from P-3. Additionally, the rating for NIPSCO was upgraded to Baa1 from Baa2 and the rating for Columbia of Massachusetts was affirmed at Baa2. Moody's outlook for NiSource and all of its subsidiaries is stable. On December 9, 2013, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $37.0 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Contractual Obligations.    There were no material changes recorded during the three months ended March 31, 2014 to NiSource’s contractual obligations as of December 31, 2013.

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
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.7 million for the three months ended March 31, 2014 and $4.0 million for the three months ended March 31, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, NiSource may utilize models to measure fair value. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.

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
Refer to Note 9, “Fair Value” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information on NiSource’s fair value measurements.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.

NiSource has purchase and sales agreement guarantees totaling $73.5 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

NiSource has other guarantees outstanding. Refer to Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended March 31, 2014.
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. NiSource is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. NiSource is currently evaluating what impact, if any, adoption of ASU 2014-08 will have on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into three primary business segments: Gas Distribution Operations, Columbia Pipeline Group Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended March 31,
(in millions)	2014	2013
Net Revenues
Sales revenues	$1,565.6	$1,145.1
Less: Cost of gas sold (excluding depreciation and amortization)	923.0	593.8
Net Revenues	642.6	551.3
Operating Expenses
Operation and maintenance	228.8	218.4
Depreciation and amortization	52.2	48.5
Other taxes	59.8	50.3
Total Operating Expenses	340.8	317.2
Operating Income	$301.8	$234.1
Revenues ($ in millions)
Residential	$1,005.8	$743.9
Commercial	366.3	270.3
Industrial	84.3	65.0
Off System	71.9	79.4
Other	37.3	(13.5)
Total	$1,565.6	$1,145.1
Sales and Transportation (MMDth)
Residential	156.5	132.0
Commercial	90.1	75.3
Industrial	136.8	133.3
Off System	14.3	21.7
Other	0.2	0.2
Total	397.9	362.5
Heating Degree Days	3,437	2,919
Normal Heating Degree Days	2,892	2,892
% Colder than Normal	19%	1%
Customers
Residential	3,094,353	3,072,919
Commercial	283,000	281,933
Industrial	7,570	7,553
Other	20	23
Total	3,384,943	3,362,428
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
Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the three months ended March 31, 2014 increased

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

from the same period last year primarily due to colder weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment charge. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of March 31, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the first quarter of 2014 was 19% colder than normal and 18% colder than the first quarter in 2013.
Throughput
Total volumes sold and transported of 397.9 MMDth for the first quarter of 2014 increased by 35.4 MMDth from the same period last year. This 9.8% increase in volume was primarily attributable to colder weather.

Net Revenues
Net revenues for the first quarter of 2014 were $642.6 million, an increase of $91.3 million from the same period in 2013. The increase in net revenues is due primarily to an increase of $40.1 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, the effects of colder weather of $21.0 million, increased regulatory and tax trackers, which are offset in expense, of $16.3 million, higher residential and commercial usage of $5.9 million, an increase in off-system sales of $3.4 million, higher revenue of $3.0 million due to an increase in customer count and an increase in large customer revenue of $2.2 million. These increases were partially offset by a decrease of $4.8 million resulting from NIPSCO’s GCIM.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2014 was a revenue increase of $31.5 million compared to a decrease of $24.7 million for the three months ended March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Operating Income
For the first quarter of 2014, Gas Distribution Operations reported operating income of $301.8 million, an increase of $67.7 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $23.6 million higher than the comparable period reflecting increased regulatory and tax trackers, which are offset in net revenue, of $16.3 million, an increase of $3.7 million in depreciation due to higher capital expenditures, increased employee and administrative expenses of $3.6 million and higher other taxes of $3.5 million. These increases were partially offset by a decrease in outside service costs of $5.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

	Three Months Ended March 31,
(in millions)	2014	2013
Net Revenues
Transportation revenues	$222.3	$210.9
Storage revenues	49.9	50.5
Other revenues	73.4	40.0
Total Sales Revenues	345.6	301.4
Less: Cost of sales (excluding depreciation and amortization)	0.1	0.1
Net Revenues	345.5	301.3
Operating Expenses
Operation and maintenance	165.7	132.6
Depreciation and amortization	29.7	25.7
Gain on sale of assets	(17.5)	(0.2)
Other taxes	18.5	16.8
Total Operating Expenses	196.4	174.9
Equity Earnings in Unconsolidated Affiliates	9.8	7.1
Operating Income	$158.9	$133.5
Throughput (MMDth)
Columbia Transmission	459.5	435.8
Columbia Gulf	184.9	190.2
Crossroads Pipeline	5.7	5.0
Intrasegment eliminations	(61.6)	(93.9)
Total	588.5	537.1

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

Columbia Pipeline Group Operations’ most significant projects are as follows:

Warren County. The Columbia Pipeline Group Operations segment is spending approximately $37 million on an expansion project, which includes new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric and Power Company. This project will expand the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project is expected to be ready for commercial operations by mid-2014.

West Side Expansion. The Columbia Pipeline Group Operations segment is investing approximately $200 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provide a backhaul transportation path to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 444,000 Dth per day from the Smithfield and Waynesburg areas and up to 540,000 Dth per day from Leach to Rayne transporting Marcellus production under long-term, firm contracts. Limited interim service is being provided throughout 2014 with the project fully in service by the fourth quarter of 2014.

Giles County. The Columbia Pipeline Group Operations segment is spending approximately $25 million to construct nearly thirteen miles of pipeline to provide 45,000 Dth per day of firm service to a third party off of its Line KA system into Columbia of Virginia's system. Columbia of Virginia will expand pipeline facilities and an existing direct connection with the third party's plant in Giles County, Virginia. The project is planned to be in service by the fourth quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Line 1570 Expansion. The Columbia Pipeline Group Operations segment is replacing 18.7 miles of 20-inch bare steel pipe with 24-inch pipe from Waynesburg, Pennsylvania to Redd Farm, Pennsylvania at an approximate cost of $20 million. The project also includes the installation of two compressors at Redd Farm and an uprate in horsepower at Waynesburg, increasing capacity by nearly 100,000 Dth per day. The project is expected to be in service by the end of 2014.

East Side Expansion. The Columbia Pipeline Group Operations segment plans to invest approximately $275 million in developing its East Side Expansion project, which will provide access for Marcellus supplies to the northeastern and mid-Atlantic markets. Backed by binding precedent agreements, the project will add up to 312,000 Dth per day of capacity, which is expected to be placed in service by the end of the third quarter of 2015.

Washington County Gathering. The Columbia Pipeline Group Operations segment will construct a field gathering system in Pennsylvania that will gather well pad production of primarily dry gas from a third party producer. Pipeline laterals will be built to connect well pads as drilling is developed. The $120 million investment will include approximately 25 miles miles of gathering pipelines of varying diameter, a compressor station and dehydration unit. The gas gathering agreement has an initial 15-year term with the option to extend. Construction is expected to begin in late 2014, with an in service date during the fourth quarter of 2015.

Cameron Access. The Columbia Pipeline Group Operations segment has entered into binding precedent agreements for the construction of new pipeline facilities along the Columbia Gulf system to connect with the Cameron LNG Terminal in southern Louisiana. The approximately $310 million project will transport supplies from numerous supply basins, including Marcellus, Utica, Haynesville, Fayetteville, Gulf Coast, East Texas, Granite Wash and Barnett, to the planned LNG export facility, which received Department of Energy approval late in 2013. The project will offer an initial capacity of up to 800,000 Dth per day and is expected to be placed into service by the end of 2017.
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

During the first quarter of 2014, NiSource Midstream made cash contributions to Pennant totaling $28.4 million. A cash contribution of $10.5 million was made during the same period last year.

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

During the first quarters of 2014 and 2013, Columbia Transmission made contributions to Millennium to fund its share of capital projects of $2.6 million and $6.7 million, respectively. For the same respective periods, Columbia Transmission received distributions of earnings of $7.1 million and $6.7 million.

Millennium began two projects in 2012 that will add nearly 30,000 hp of compression to its system. The first project went into service on June 1, 2013 and increased capacity at its interconnections with Algonquin Gas Transmission, with a total investment of approximately $50 million. The second project included a total investment of approximately $40 million that increased capacity with interconnections to other third-party facilities. The second project was placed into service on March 31, 2014. Columbia Transmission's share of the above investments is limited to its 47.5% interest in Millennium.

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

During the first quarters of 2014 and 2013, NiSource received $0.5 million and $0.4 million of available accumulated earnings, respectively. NiSource made no contributions during 2014 or 2013.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Columbia Pipeline Group Operations segment due to changes in near-term supply and demand conditions. The following percentages exclude the impact of intrasegment revenues and over / under collections of tracker-related revenues. For the quarter ended March 31, 2014, approximately 92.6% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 5.2% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 92.1% and 6.5%, respectively, for the quarter ended March 31, 2013.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended March 31, 2014 and 2013, approximately 2.2% and 1.4%, respectively, of the transportation revenues were derived from interruptible contracts.

Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Columbia Pipeline Group Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Environmental Matters
Various environmental matters occasionally impact the Columbia Pipeline Group Operations segment. As of March 31, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

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

Throughput for the Columbia Pipeline Group Operations segment totaled 588.5 MMDth for the first quarter of 2014, compared to 537.1 MMDth for the same period in 2013. The increase of 51.4 MMDth was primarily attributable to colder weather, which drove a majority of the increase on the Columbia Transmission system.

Net Revenues
Net revenues were $345.5 million for the first quarter of 2014, an increase of $44.2 million from the same period in 2013. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $24.5 million, increased demand and commodity revenue of $9.9 million as a result of growth projects placed in service and an increase in mineral rights royalty revenue of $7.1 million.

Operating Income
Operating income was $158.9 million for the first quarter of 2014, an increase of $25.4 million from the first quarter of 2013. Operating income increased as a result of higher net revenues, as described above, and higher equity earnings partially offset by increased operating expenses. Equity earnings increased $2.7 million due to higher earnings at Millennium. Operating expenses were $21.5 million higher than the comparable period primarily as a result of increased regulatory trackers, which are offset in net revenue, of $24.5 million, higher employee and administrative expenses of $6.5 million, increased depreciation of $4.0 million and higher property taxes of $1.5 million. These increases were partially offset by gains on the sale of assets of $17.5 million resulting from conveyances of mineral interests.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended March 31,
(in millions)	2014	2013
Net Revenues
Sales revenues	$450.4	$377.6
Less: Cost of sales (excluding depreciation and amortization)	180.4	124.9
Net Revenues	270.0	252.7
Operating Expenses
Operation and maintenance	112.5	107.9
Depreciation and amortization	60.4	63.2
Other taxes	18.2	16.4
Total Operating Expenses	191.1	187.5
Operating Income	$78.9	$65.2
Revenues ($ in millions)
Residential	$113.2	$108.3
Commercial	106.2	103.7
Industrial	179.7	159.4
Wholesale	21.4	1.7
Other	29.9	4.5
Total	$450.4	$377.6
Sales (Gigawatt Hours)
Residential	896.2	864.1
Commercial	935.5	921.2
Industrial	2,607.1	2,319.6
Wholesale	311.8	61.3
Other	33.4	33.2
Total	4,784.0	4,199.4
Electric Customers
Residential	402,676	401,559
Commercial	54,378	54,084
Industrial	2,370	2,373
Wholesale	724	725
Other	5	6
Total	460,153	458,747
NiSource generates and distributes electricity, through its subsidiary NIPSCO, to approximately 460 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of March 31, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Sales
Electric Operations sales quantities for the first quarter 2014 were 4,784.0 gwh, an increase of 584.6 gwh compared to the first quarter of 2013. The 13.9% increase is primarily attributable to increases in industrial usage and sales for resale. The increase in industrial usage was primarily attributable to lower internal generation from large industrial customers. The increase in sales for resale was primarily attributable to increased opportunities for off-system sales due to the cold weather that occurred during the first quarter of 2014.
Net Revenues
Net revenues were $270.0 million for the first quarter of 2014, an increase of $17.3 million from the same period in 2013. The increase in net revenues is due primarily to an increase in off-system sales of $9.5 million, higher industrial usage of $8.6 million, an increase in the return on the environmental capital investment recovery of $8.1 million due to an increased plant balance eligible for recovery, and the effects of colder weather of $4.4 million. These increases were partially offset by a decrease in transmission upgrade revenue of $6.3 million, decreased trackers, which are offset in expense, of $5.1 million and lower residential and commercial usage of $2.2 million.
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2014 was a revenue increase of $20.3 million compared to a revenue decrease of $7.2 million for three months ended March 31, 2013.
Operating Income
For the first quarter of 2014, Electric Operations reported operating income of $78.9 million, an increase of $13.7 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $3.6 million due primarily to higher employee and administrative expenses of $6.6 million and increased other taxes of $1.8 million. These increases were partially offset by a decrease in trackers, which are offset in net revenue, of $5.1 million.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

None.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors disclosed in NiSource’s 2013 Annual Report on Form 10-K filed on February 18, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	Form of Performance Share Award Agreement under the 2010 Omnibus Incentive Plan.

(31.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Robert C. Skaggs, Jr., Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(32.2)	Certification of Stephen P. Smith, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document
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

NiSource Inc.
(Registrant)

Date:	April 30, 2014	By:	/s/ Jon D. Veurink
Jon D. Veurink
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)