Form 10-Q
period 2014-06-30
NISOURCE INC/DE
filed 2014-07-31
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 315,318,140 shares outstanding at July 24, 2014.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2014

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, LLC
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, LLC
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NEVCO	NiSource Energy Ventures, LLC
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
NiSource Midstream	NiSource Midstream Services, LLC
Pennant	Pennant Midstream, LLC

Abbreviations
AFUDC	Allowance for funds used during construction
AOC	Administrative Order by Consent
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
BBA	British Banker Association
Bcf	Billion cubic feet
BNS	Bank of Nova Scotia
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule

DEFINED TERMS (continued)

CCRs	Coal Combustion Residuals
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DEP	Department of Environmental Protection
DIMP	Distribution Integrity Management Program
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GAF	Gas Adjustment Factor
GCIM	Gas Cost Incentive Mechanism
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IDEM	Indiana Department of Environmental Management
INDIEC	Indiana Industrial Energy Consumers, Inc.
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
Mcf	Thousand cubic feet
MMcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatt hours

DEFINED TERMS (continued)

NAAQS	National Ambient Air Quality Standards
NGL	Natural Gas Liquids
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement Benefits
OUCC	Indiana Office of Utility Consumer Counselor
Piedmont	Piedmont Natural Gas Company, Inc.
PM	Particulate matter
PNC	PNC Bank, N.A.
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RACT	Reasonably Available Control Technology
RBS	Royal Bank of Scotland, PLC
RTO	Regional Transmission Organization
SAVE	Steps to Achieve Virginia’s Energy
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Net Revenues
Gas Distribution	$423.5	$393.3	$1,638.5	$1,285.5
Gas Transportation and Storage	390.1	366.5	968.6	835.0
Electric	404.8	384.5	854.8	761.8
Other	116.7	57.2	193.7	101.4
Gross Revenues	1,335.1	1,201.5	3,655.6	2,983.7
Cost of Sales (excluding depreciation and amortization)	371.7	349.3	1,433.0	1,025.3
Total Net Revenues	963.4	852.2	2,222.6	1,958.4
Operating Expenses
Operation and maintenance	533.1	452.4	1,034.3	906.7
Depreciation and amortization	149.1	143.3	297.8	286.9
Gain on sale of assets, net	(0.7)	(0.2)	(16.4)	(0.4)
Other taxes	73.4	70.7	174.5	157.4
Total Operating Expenses	754.9	666.2	1,490.2	1,350.6
Equity Earnings in Unconsolidated Affiliates	11.1	8.0	20.9	15.1
Operating Income	219.6	194.0	753.3	622.9
Other Income (Deductions)
Interest expense, net	(109.1)	(102.0)	(218.2)	(200.6)
Other, net	7.5	13.3	12.0	17.4
Total Other Deductions	(101.6)	(88.7)	(206.2)	(183.2)
Income from Continuing Operations before Income Taxes	118.0	105.3	547.1	439.7
Income Taxes	39.5	32.9	202.2	151.3
Income from Continuing Operations	78.5	72.4	344.9	288.4
(Loss) Income from Discontinued Operations - net of taxes	(0.3)	(0.7)	(0.5)	7.4
Gain on Disposition of Discontinued Operations - net of taxes	—	—	—	36.4
Net Income	$78.2	$71.7	$344.4	$332.2
Basic Earnings Per Share
Continuing operations	$0.25	$0.23	$1.10	$0.92
Discontinued operations	—	—	—	0.14
Basic Earnings Per Share	$0.25	$0.23	$1.10	$1.06
Diluted Earnings Per Share
Continuing operations	$0.25	$0.23	$1.09	$0.92
Discontinued operations	—	—	—	0.14
Diluted Earnings Per Share	$0.25	$0.23	$1.09	$1.06
Dividends Declared Per Common Share	$0.26	$0.25	$0.76	$0.73
Basic Average Common Shares Outstanding	315.0	312.2	314.6	311.7
Diluted Average Common Shares	316.1	313.2	315.7	312.6
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2014	2013	2014	2013
Net Income	$78.2	$71.7	$344.4	$332.2
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities(1)	0.5	(2.9)	0.8	(3.3)
Net unrealized gain on cash flow hedges(2)	0.7	0.5	1.3	1.4
Unrecognized pension and OPEB (cost) benefit(3)	(0.1)	2.7	0.1	5.4
Total other comprehensive income	1.1	0.3	2.2	3.5
Total Comprehensive Income	$79.3	$72.0	$346.6	$335.7
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.2 million tax expense and $1.7 million tax benefit in the second quarter of 2014 and 2013, respectively, and $0.4 million tax expense and $1.8 million tax benefit for the first six months of 2014 and 2013, respectively.

(2) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.4 million and $0.3 million tax expense in the second quarter of 2014 and 2013, respectively, and $0.8 million and $0.9 million tax expense for the first six months of 2014 and 2013, respectively.

(3) Unrecognized pension and OPEB (cost) benefit, net of $0.7 million tax benefit and $1.8 million tax expense in the second quarter of 2014 and 2013, respectively, and $0.7 million and $3.5 million tax expense for the first six months of 2014 and 2013, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2014	December 31, 2013
ASSETS
Property, Plant and Equipment
Utility plant	$24,202.6	$23,303.7
Accumulated depreciation and amortization	(9,444.2)	(9,256.5)
Net utility plant	14,758.4	14,047.2
Other property, at cost, less accumulated depreciation	330.4	317.9
Net Property, Plant and Equipment	15,088.8	14,365.1
Investments and Other Assets
Unconsolidated affiliates	437.1	373.7
Other investments	201.9	204.0
Total Investments and Other Assets	639.0	577.7
Current Assets
Cash and cash equivalents	18.0	26.8
Restricted cash	9.8	8.0
Accounts receivable (less reserve of $29.7 and $23.5, respectively)	824.0	1,005.8
Gas inventory	321.6	354.6
Underrecovered gas and fuel costs	75.7	46.4
Materials and supplies, at average cost	106.0	101.2
Electric production fuel, at average cost	41.5	44.6
Price risk management assets	13.2	22.7
Exchange gas receivable	135.7	70.6
Regulatory assets	188.1	142.8
Prepayments and other	320.9	335.7
Total Current Assets	2,054.5	2,159.2
Other Assets
Regulatory assets	1,454.1	1,522.2
Goodwill	3,666.2	3,666.2
Intangible assets	270.2	275.7
Deferred charges and other	85.0	87.8
Total Other Assets	5,475.5	5,551.9
Total Assets	$23,257.8	$22,653.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2014	December 31, 2013
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 315,215,694 and 313,675,911 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	4,734.7	4,690.1
Retained earnings	1,390.6	1,285.5
Accumulated other comprehensive loss	(41.4)	(43.6)
Treasury stock	(58.8)	(48.6)
Total Common Stockholders’ Equity	6,028.3	5,886.6
Long-term debt, excluding amounts due within one year	7,640.6	7,593.2
Total Capitalization	13,668.9	13,479.8
Current Liabilities
Current portion of long-term debt	530.0	542.1
Short-term borrowings	1,101.1	698.7
Accounts payable	459.6	619.0
Dividends payable	82.0	—
Customer deposits and credits	241.7	262.6
Taxes accrued	216.1	254.8
Interest accrued	142.0	136.4
Overrecovered gas and fuel costs	49.8	32.2
Exchange gas payable	139.2	186.4
Deferred revenue	8.7	18.5
Regulatory liabilities	88.7	60.2
Accrued liability for postretirement and postemployment benefits	6.2	6.2
Legal and environmental	18.9	32.3
Other accruals	347.4	329.0
Total Current Liabilities	3,431.4	3,178.4
Other Liabilities and Deferred Credits
Deferred income taxes	3,471.9	3,277.8
Deferred investment tax credits	19.1	20.9
Deferred credits	103.9	91.9
Deferred revenue	20.3	17.1
Accrued liability for postretirement and postemployment benefits	466.1	527.5
Regulatory liabilities	1,673.9	1,669.8
Asset retirement obligations	178.0	174.4
Other noncurrent liabilities	224.3	216.3
Total Other Liabilities and Deferred Credits	6,157.5	5,995.7
Commitments and Contingencies (Refer to Note 17)	—	—
Total Capitalization and Liabilities	$23,257.8	$22,653.9
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2014	2013
Operating Activities
Net Income	$344.4	$332.2
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	297.8	286.9
Net changes in price risk management assets and liabilities	1.4	1.3
Deferred income taxes and investment tax credits	186.8	168.6
Deferred revenue	1.6	(0.4)
Stock compensation expense and 401(k) profit sharing contribution	27.9	23.0
Gain on sale of assets	(16.4)	(0.4)
Income from unconsolidated affiliates	(20.6)	(15.2)
Gain on disposition of discontinued operations - net of taxes	—	(36.4)
Loss (Income) from discontinued operations - net of taxes	0.5	(7.4)
Amortization of debt related costs	5.1	4.6
AFUDC equity	(9.2)	(8.0)
Distributions of earnings received from equity investees	12.9	12.3
Changes in Assets and Liabilities
Accounts receivable	176.4	194.5
Income tax receivable	1.0	124.5
Inventories	28.2	73.2
Accounts payable	(170.3)	(119.2)
Customer deposits and credits	(20.9)	(104.8)
Taxes accrued	(43.2)	(47.0)
Interest accrued	5.5	(8.5)
(Under) Overrecovered gas and fuel costs	(11.6)	86.9
Exchange gas receivable/payable	(112.3)	(49.6)
Other accruals	(47.6)	(33.3)
Prepayments and other current assets	43.0	36.2
Regulatory assets/liabilities	14.8	40.9
Postretirement and postemployment benefits	(61.8)	(79.3)
Deferred credits	11.1	9.5
Deferred charges and other noncurrent assets	(0.3)	5.2
Other noncurrent liabilities	7.8	(9.4)
Net Operating Activities from Continuing Operations	652.0	880.9
Net Operating Activities (used for) from Discontinued Operations	(1.0)	13.6
Net Cash Flows from Operating Activities	651.0	894.5
Investing Activities
Capital expenditures	(852.9)	(801.7)
Insurance recoveries	6.8	—
Proceeds from disposition of assets	6.2	0.7
Restricted cash (deposits) withdrawals	(1.8)	17.4
Contributions to equity investees	(54.8)	(32.7)
Other investing activities	(1.1)	(23.6)
Net Investing Activities used for Continuing Operations	(897.6)	(839.9)
Net Investing Activities from Discontinued Operations	—	121.8
Net Cash Flows used for Investing Activities	(897.6)	(718.1)
Financing Activities
Issuance of long-term debt	—	815.3
Repayments of long-term debt and capital lease obligations	(13.3)	(451.0)
Change in short-term borrowings, net	402.4	(399.2)
Issuance of common stock	16.1	24.1
Acquisition of treasury stock	(10.2)	(7.9)
Dividends paid - common stock	(157.2)	(149.5)
Net Cash Flows from (used for) Financing Activities	237.8	(168.2)
Change in cash and cash equivalents used for continuing operations	(7.8)	(127.2)
Cash contributions (to) from discontinued operations	(1.0)	135.4
Cash and cash equivalents at beginning of period	26.8	36.3
Cash and Cash Equivalents at End of Period	$18.0	$44.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Common Stockholders' Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of January 1, 2014	$3.2	$(48.6)	$4,690.1	$1,285.5	$(43.6)	$5,886.6
Comprehensive Income:
Net Income	—	—	—	344.4	—	344.4
Other comprehensive income, net of tax	—	—	—	—	2.2	2.2
Common stock dividends	—	—	—	(239.3)	—	(239.3)
Treasury stock acquired	—	(10.2)	—	—	—	(10.2)
Issued:
Employee stock purchase plan	—	—	1.9	—	—	1.9
Long-term incentive plan	—	—	15.0	—	—	15.0
401(k) and profit sharing issuance	—	—	23.8	—	—	23.8
Dividend reinvestment plan	—	—	3.9	—	—	3.9
Balance as of June 30, 2014	$3.2	$(58.8)	$4,734.7	$1,390.6	$(41.4)	$6,028.3

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

2.    Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. NiSource is required to adopt ASU 2014-12 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied prospectively, with early adoption permitted. Retroactive application would apply to awards with performance targets outstanding after the beginning of the first annual period presented. The adoption of this guidance will not have a material impact on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. NiSource is required to adopt ASU 2014-09 for periods beginning after December 15, 2016, including interim periods, and the new standard is to be applied retrospectively with early adoption not permitted. NiSource is currently evaluating the impact the adoption of ASU 2014-09 will have on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Denominator
Basic average common shares outstanding	315,013	312,177	314,620	311,652
Dilutive potential common shares:
Stock options	41	171	39	156
Shares contingently issuable under employee stock plans	616	350	580	327
Shares restricted under stock plans	431	471	427	466
Diluted Average Common Shares	316,101	313,169	315,666	312,601

4.    Discontinued Operations and Assets and Liabilities Held for Sale

There were no assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheets (unaudited) at June 30, 2014 and December 31, 2013.

Results from discontinued operations are provided in the following table. These results are primarily from a settlement at NiSource's former exploration and production subsidiary, CER, NiSource's Retail Services business, and NiSource's unregulated natural gas marketing business.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net Revenues from Discontinued Operations	$—	$0.2	$—	$0.6
(Loss) Income from discontinued operations	(0.5)	(1.1)	(0.8)	12.0
Income tax (benefit) expense	(0.2)	(0.4)	(0.3)	4.6
(Loss) Income from Discontinued Operations - net of taxes	$(0.3)	$(0.7)	$(0.5)	$7.4
Gain on Disposition of Discontinued Operations - net of taxes	$—	$—	$—	$36.4

5.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities” on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Changes in NiSource’s liability for asset retirement obligations for the six months ended June 30, 2014 and 2013 are presented in the table below:

(in millions)	2014	2013
Balance as of January 1,	$174.4	$160.4
Accretion expense	0.8	0.6
Accretion recorded as a regulatory asset/liability	4.2	4.4
Additions	3.0	3.0
Settlements	(1.0)	(0.6)
Change in estimated cash flows	(3.4)	(0.7)
Balance as of June 30,	$178.0	$167.1

6.    Regulatory Matters
Gas Distribution Operations Regulatory Matters

Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560 into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments.  Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post in service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case.  The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On October 3, 2013, NIPSCO filed its gas TDSIC seven-year plan of eligible investments for a total of approximately $710 million with the IURC. On April 30, 2014, the IURC issued an order approving NIPSCO’s gas TDSIC seven-year plan. NIPSCO anticipates filing its request with the IURC for ratemaking and accounting relief associated with the eligible investments in the third quarter of 2014. On May 29, 2014, the NIPSCO Industrial Group filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's April 30, 2014 ruling.

On November 25, 2013, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 28, 2014, requesting authority to increase revenues by approximately $25.5 million. The parties have settled all issues, and on April 7, 2014 filed a stipulation providing for a revenue increase of approximately $25.5 million. On April 23, 2014, Columbia of Ohio received approval of its annual infrastructure replacement and demand-side management rider request from the PUCO. New rates became effective April 30, 2014.

On April 16, 2013, Columbia of Massachusetts submitted a filing with the Massachusetts DPU requesting an annual revenue requirement increase of $30.1 million. Pursuant to the procedural schedule for this case, on September 3, 2013, Columbia of Massachusetts filed its updated revenue requirement of $29.5 million and on October 16, 2013, filed an updated cost of service for $30.0 million. A final revenue requirement update of $29.9 million was filed on December 16, 2013. On February 28, 2014, the Massachusetts DPU issued an order granting an annual revenue requirement increase of $19.3 million effective March 1, 2014, and the compliance filing associated with the order has been approved. Columbia of Massachusetts currently has two Motions for Reconsideration and Clarification pending before the Massachusetts DPU with regard to specific findings in the order.

On September 16, 2013, Columbia of Massachusetts filed its Peak Period GAF for the period November 1, 2013 through April 30 2014, and its Peak Period 2012-2013 GAF Reconciliation. On January 17, 2014, Columbia of Massachusetts filed a revision to the GAF effective February 1, 2014, and on February 18, 2014, Columbia of Massachusetts filed its second revision to the GAF effective March 1, 2014, to eliminate Columbia of Massachusetts’s projected Peak Period under-collection of $50.0 million. On February 28, 2014, the Massachusetts DPU approved a revised GAF subject to further review and reconciliation to recover approximately $25 million of the anticipated under-collection and defer recovery of the remaining $25 million to November 2014

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

through April 2015, and thus, this deferred amount will be incorporated into the proposed GAF to be submitted in September 2014 in Columbia of Massachusetts’s 2014-2015 Peak Period GAF filing.

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

On April 30, 2014, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $31.8 million, which includes $6.9 million in annual revenues currently collected as a separate infrastructure replacement rider on customers’ bills under the Virginia SAVE Plan Act. The SAVE rider will be reset to zero and these revenues will be moved into non-gas base rates, resulting in a proposed net revenue increase of $24.9 million per year. Columbia of Virginia also seeks to recover costs related to its implementation of pipeline safety programs and forward looking adjustments to its capital investments and changes in operating costs projected to occur during the rate year ending September 30, 2015. In addition, Columbia of Virginia is proposing a change from volumetric based (Mcf) billing to thermal based (Btu) billing. The VSCC issued a procedural order in the case on May 28, 2014 which scheduled the case for hearing on December 9, 2014. New rates are subject to refund and are scheduled to become effective October 1, 2014.

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

Electric Operations Regulatory Matters

Significant Rate Developments. On July 19, 2013, NIPSCO filed its electric TDSIC, further discussed above, with the IURC. The filing included the seven-year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven-year plan of eligible investments. The Order also granted NIPSCO ratemaking relief associated with the eligible investments through a rate adjustment mechanism. NIPSCO anticipates filing its first semi-annual tracker petition in the third quarter of 2014. On March 10, 2014, the OUCC filed a Petition for Reconsideration with the IURC, and the IURC denied that Petition for Reconsideration on May 7, 2014. In addition, the NIPSCO Industrial Group and the OUCC have filed Notices of Appeal with the Indiana Court of Appeals in response to the IURC's ruling, which are still pending.

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

Certain operating costs of the Electric Operations are significant, recurring in nature, and generally outside the control of NIPSCO. The IURC allows for recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for NIPSCO to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include electric energy efficiency programs, MISO non-fuel costs and revenues, federally mandated costs, resource capacity charges, and environmental related costs.

NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, NIPSCO is permitted to recover (1) AFUDC and a return on the capital investment expended by NIPSCO to implement environmental compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. On April 30, 2014, the IURC issued an order on ECR-23 approving NIPSCO’s request to begin earning a return on $583.5 million of net capital expenditures.

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
Accounting Policy for Derivative Instruments. Unrealized and realized gains and losses are recognized each period as components of AOCI, regulatory assets and liabilities or earnings depending on the designation of the derivative instrument and regulatory

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

accounting treatment. For subsidiaries that utilize derivatives for cash flow hedges, the effective portions of the gains and losses are recorded to AOCI and are recognized in earnings concurrent with the disposition of the hedged risks. If a forecasted transaction corresponding to a cash flow hedge is no longer probable to occur, the accumulated gains or losses on the derivative are recognized currently in earnings. For fair value hedges, the gains and losses are recorded in earnings each period together with the change in the fair value of the hedged item. As a result of the ratemaking process, the rate-regulated subsidiaries generally record gains and losses as regulatory liabilities or assets and recognize such gains or losses in earnings when both the contracts settle and the physical commodity flows. These gains and losses recognized in earnings are then subsequently recovered or passed back to customers in revenues through rates. When gains and losses are recognized in earnings, they are recognized in revenues or cost of sales for derivatives that correspond to commodity risk activities and are recognized in interest expense for derivatives that correspond to interest rate risk activities.
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
Commodity Price Risk Programs. Commodity price risk program derivatives consist of NYMEX gas options, NYMEX gas futures and FTRs. Contracted gross volumes are as follows:

	June 30, 2014	December 31, 2013
Commodity Price Risk Program:
Gas price volatility program derivatives (MMDth)	16.7	17.0
Price Protection Service program derivatives (MMDth)	0.2	0.7
DependaBill program derivatives (MMDth)	0.2	0.2
Electric hedging program (mwh)	0.1	—
Electric energy program FTR derivatives (mw)	4,700.0	1,248.0
Interest Rate Risk Activities. NiSource recognizes that the prudent and selective use of derivatives may help it to lower its cost of debt capital and manage its interest rate exposure. NiSource Finance has entered into various “receive fixed” and “pay floating” interest rate swap agreements which modify the interest rate characteristics of a portion of its outstanding long-term debt from fixed to variable rate. These interest rate swaps also serve to hedge the fair market value of NiSource Finance’s outstanding debt portfolio. As of June 30, 2014, NiSource had $7.7 billion of outstanding fixed rate debt, of which $500 million is subject to fluctuations in interest rates as a result of the fixed-to-variable interest rate swap transactions. These interest rate swaps are designated as fair value hedges. NiSource had no net gain or loss recognized in earnings due to hedging ineffectiveness for the six months ended June 30, 2014 and 2013.
On July 22, 2003, NiSource Finance entered into fixed-to-variable interest rate swap agreements in a notional amount of $500 million with four counterparties which expired on July 15, 2014. NiSource Finance received payments based upon a fixed 5.40% interest rate and paid a floating interest amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum. There was no exchange of premium at the initial date of the swaps.
Contemporaneously with the issuance on September 16, 2005 of $1.0 billion of its 5.25% and 5.45% notes, maturing September 15, 2017 and 2020, respectively, NiSource Finance settled $900 million of forward starting interest rate swap agreements with six counterparties. NiSource paid an aggregate settlement payment of $35.5 million which is being amortized from AOCI to interest expense over the term of the underlying debt, resulting in an effective interest rate of 5.67% and 5.88%, respectively. As of June 30, 2014, AOCI includes $7.4 million related to forward starting interest rate swap settlement, net of tax. These derivative contracts are accounted for as a cash flow hedge.
As of June 30, 2014, NiSource holds a 47.5% interest in Millennium. As NiSource reports Millennium as an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. NiSource’s proportionate share of the remaining unrecognized loss associated with settled interest rate swaps was $17.1 million and $17.7 million, net of tax, as of June 30, 2014 and December 31, 2013, respectively. Millennium is amortizing the losses related to these terminated interest rate swaps into earnings using the effective interest method through interest expense as interest payments are made. NiSource records its proportionate share of the amortization as Equity Earnings in Unconsolidated Affiliates in the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource’s location and fair value of derivative instruments on the Condensed Consolidated Balance Sheets (unaudited) were:

Asset Derivatives (in millions)	June 30, 2014	December 31, 2013
Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest rate risk activities
Price risk management assets (current)	$10.7	$21.2
Total derivatives designated as hedging instruments	$10.7	$21.2
Derivatives not designated as hedging instruments
Commodity price risk programs
Price risk management assets (current)	$2.5	$1.5
Price risk management assets (noncurrent)(1)	0.1	0.5
Total derivatives not designated as hedging instruments	$2.6	$2.0
Total Asset Derivatives	$13.3	$23.2
(1) This is included in "Deferred charges and other" on the Condensed Consolidated Balance Sheets (unaudited).

There were no significant liability derivatives as of June 30, 2014 and December 31, 2013.

As noted in NiSource's accounting policy for derivative instruments, above, for its commodity price risk programs, NiSource has elected not to net fair value amounts for its derivative instruments or the fair value amounts recognized for its right to receive cash collateral or obligation to pay cash collateral arising from those derivative instruments recognized at fair value, which are executed with the same counterparty under a master netting arrangement. No material amounts were subject to an enforceable master netting agreement not otherwise disclosed as of June 30, 2014 and December 31, 2013.
The effect of derivative instruments on the Condensed Statements of Consolidated Income (unaudited) was:
Derivatives in Cash Flow Hedging Relationships

Three Months Ended (in millions)
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Commodity price risk programs	$—	$(0.1)	Cost of Sales	$—	$—
Interest rate risk activities	—	—	Interest expense, net	(0.4)	(0.4)
Total	$—	$(0.1)		$(0.4)	$(0.4)

Six Months Ended (in millions)
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Commodity price risk programs	$0.1	$—	Cost of Sales	$(0.2)	$0.1
Interest rate risk activities	—	—	Interest expense, net	(0.8)	(0.8)
Total	$0.1	$—		$(1.0)	$(0.7)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There was no income statement recognition of gains or losses for the ineffective portion and amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships for the three and six months ended June 30, 2014 and 2013.
It is anticipated that during the next twelve months the expiration and settlement of cash flow hedge contracts will result in income statement recognition of amounts currently classified in AOCI of approximately zero.

Derivatives in Fair Value Hedging Relationships

Three Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		June 30, 2014	June 30, 2013
Interest rate risk activities	Interest expense, net	$—	$0.2
Total		$—	$0.2

Six Months Ended (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		June 30, 2014	June 30, 2013
Interest rate risk activities	Interest expense, net	$(10.4)	$(9.5)
Total		$(10.4)	$(9.5)

Three Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Loss Recognized in Income on Related Hedged Item	Amount of Loss Recognized in Income on Related Hedged Items
		June 30, 2014	June 30, 2013
Fixed-rate debt	Interest expense, net	$—	$(0.2)
Total		$—	$(0.2)

Six Months Ended (in millions)
Hedged Item in Fair Value Hedge Relationships	Location of Gain Recognized in Income on Related Hedged Item	Amount of Gain Recognized in Income on Related Hedged Items
		June 30, 2014	June 30, 2013
Fixed-rate debt	Interest expense, net	$10.4	$9.5
Total		$10.4	$9.5

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Derivatives not designated as hedging instruments

Three Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain (Loss) Recognized in Income on Derivatives(1)
		June 30, 2014	June 30, 2013
Commodity price risk programs	Gas Distribution revenues	$—	$(0.1)
Commodity price risk programs	Cost of Sales	4.2	7.7
Commodity price risk programs	Income from Discontinued Operations - net of taxes	—	0.1
Total		$4.2	$7.7
(1) For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $4.2 million and $7.6 million for the three months ended June 30, 2014 and 2013, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

Six Months Ended (in millions)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Realized/Unrealized Gain Recognized in Income on Derivatives(2)
		June 30, 2014	June 30, 2013
Commodity price risk programs	Cost of Sales	$11.1	$1.0
Commodity price risk programs	Income from Discontinued Operations - net of taxes	—	0.3
Total		$11.1	$1.3
(2) For the amounts of realized/unrealized gain (loss) recognized in income on derivatives disclosed in the table above, gains of $11.1 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively, were deferred as allowed per regulatory orders. These amounts will be amortized to income over future periods of up to twelve months as specified in a regulatory order.

NiSource’s derivative instruments measured at fair value as of June 30, 2014 and December 31, 2013 do not contain any credit-risk-related contingent features.
Certain NiSource affiliates have physical commodity purchase agreements that contain “ratings triggers” that require increases in collateral if the credit rating of NiSource or certain of its affiliates are rated below BBB- by Standard & Poor’s or below Baa3 by Moody’s. These agreements are primarily for the physical purchase or sale of natural gas and electricity. The collateral requirement from a downgrade below the ratings trigger levels would amount to approximately $0.7 million. In addition to agreements with ratings triggers, there are some agreements that contain “adequate assurance” or “material adverse change” provisions that could result in additional credit support such as letters of credit and cash collateral to transact business.
NiSource had $7.8 million and $5.9 million of cash on deposit with brokers and MISO for collateral requirements associated with open derivative positions reflected within “Restricted cash” on the Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2014 and December 31, 2013, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

Recurring Fair Value Measurements June 30, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Assets
Price risk management assets:
Commodity financial price risk programs	$2.6	$—	$—	$2.6
Interest rate risk activities	—	10.7	—	10.7
Available-for-sale securities	24.3	94.3	—	118.6
Total	$26.9	$105.0	$—	$131.9
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$0.9	$—	$0.2	$1.1
Total	$0.9	$—	$0.2	$1.1

Recurring Fair Value Measurements December 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Price risk management assets:
Commodity financial price risk programs	$2.1	$—	$—	$2.1
Interest rate risk activities	—	21.1	—	21.1
Available-for-sale securities	25.3	96.1	—	121.4
Total	$27.4	$117.2	$—	$144.6
Liabilities
Price risk management liabilities:
Commodity Financial price risk programs	$1.6	$—	$0.1	$1.7
Total	$1.6	$—	$0.1	$1.7
Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2014 and December 31, 2013, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
Price risk management assets also include fixed-to-floating interest rate swaps, which are designated as fair value hedges, as a means to achieve NiSource’s targeted level of variable-rate debt as a percent of total debt. NiSource uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. Credit risk is considered in the fair value calculation of the interest rate swap.
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at June 30, 2014 and December 31, 2013 were:

June 30, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$26.9	$0.3	$(0.2)	$27.0
Corporate/Other	90.8	1.3	(0.5)	91.6
Total Available-for-sale debt securities	$117.7	$1.6	$(0.7)	$118.6
December 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$30.3	$0.3	$(0.5)	$30.1
Corporate/Other	91.5	1.1	(1.3)	91.3
Total Available-for-sale debt securities	$121.8	$1.4	$(1.8)	$121.4
For the three months ended June 30, 2014 and 2013, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.2 million, respectively. For the three months ended June 30, 2014 and 2013, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.1 million for each period.
For the six months ended June 30, 2014 and 2013, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.1 million and $0.4 million, respectively. For the six months ended June 30, 2014 and 2013, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.2 million and $0.3 million, respectively.
The cost of maturities sold is based upon specific identification. At June 30, 2014, approximately $4.9 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At June 30, 2014, approximately $6.3 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the six months ended June 30, 2014.

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
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the six months ended June 30, 2014 and 2013, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2014	Estimated Fair Value as of June 30, 2014	Carrying Amount as of Dec. 31, 2013	Estimated Fair Value as of Dec. 31, 2013
Long-term debt (including current portion)	$8,170.6	$9,123.1	$8,135.3	$8,697.3

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
Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 18, 2013. The maximum seasonal program limit under the terms of the current agreement is $240 million. The current agreement expires on October 17, 2014, and can be further renewed if mutually agreed to by all parties. As of June 30, 2014, $150.0 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by PNC and Mizuho. This agreement was last renewed on August 28, 2013. The maximum seasonal program limit under the terms of the current agreement is $200 million. The current agreement expires on August 27, 2014, and can be further renewed if mutually agreed to by all parties. As of June 30, 2014, $125.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. The agreement with BTMU was renewed on March 11, 2014, having a current scheduled termination date of March 10, 2015, and can be further

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

renewed if mutually agreed to by both parties. As of June 30, 2014, $25.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2014 and December 31, 2013 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	June 30, 2014	December 31, 2013
Gross Receivables	$503.3	$610.9
Less: Receivables not transferred	203.3	345.8
Net receivables transferred	$300.0	$265.1
Short-term debt due to asset securitization	$300.0	$265.1
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

10.    Goodwill

NiSource tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, which is consistent with the level of discrete financial information reviewed by operating segment management. NiSource's three reporting units are Columbia Distribution Operations, Columbia Transmission Operations and NIPSCO Gas Distribution Operations.

NiSource's goodwill assets as of June 30, 2014 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, NIPSCO Gas Distribution Operations' goodwill assets of $17.8 million at June 30, 2014 relate to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992.

NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2012 goodwill test. The test indicated that the fair value of each of the reporting units that carry or are allocated goodwill substantially exceeded their carrying values, indicating that no impairment existed.

ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative ("step 0") assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If a step 0 assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount.

NiSource applied the qualitative step 0 analysis to its reporting units for the annual impairment test performed as of May 1, 2014. For the current year test, NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to its base line May 1, 2012 step 1 fair value measurement. The results of this assessment indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

11.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2014 and 2013, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2014 and 2013 were 33.5% and 31.2%, respectively. The effective tax rate for the six months ended June 30, 2014 and 2013 were 37.0% and 34.4%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 2.3% in 2014 versus 2013 is primarily due to deferred tax adjustments recorded in 2013 related to state apportionment changes. The increase in the year-to-date effective tax rate of 2.6% is primarily due to the impact of the Indiana tax rate change, see below for further information, and deferred tax adjustments recorded in 2013 related to state apportionment changes.

On March 25, 2014, the governor of Indiana signed into law Senate Bill 1, which among other things, lowers the corporate income tax rate from 6.5% to 4.9% over six years beginning on July 1, 2015. The reduction in the tax rate will impact deferred income taxes and tax related regulatory assets and liabilities recoverable in the ratemaking process. In addition, other deferred tax assets and liabilities, primarily deferred tax assets related to the Indiana net operating loss carry forward, will be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the first quarter of 2014, NiSource recorded tax expense of $7.1 million to reflect the effect of this rate change. This expense is largely attributable to the remeasurement of the Indiana net operating loss at the 4.9% rate. The majority of NiSource's tax temporary differences are related to NIPSCO's utility plant. The remeasurement of these temporary differences at 4.9% was recorded as a reduction of a regulatory asset.

There were no material changes recorded in the second quarter of 2014 to NiSource's uncertain tax positions as of December 31, 2013.

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

For the six months ended June 30, 2014, NiSource has contributed $12.5 million to its pension plans and $20.1 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following tables provide the components of the plans’ net periodic benefits cost for the three and six months ended June 30, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$8.7	$9.3	$2.2	$3.0
Interest cost	27.3	24.3	7.8	8.1
Expected return on assets	(45.3)	(42.1)	(9.1)	(7.6)
Amortization of transition obligation	—	—	—	0.1
Amortization of prior service cost (credit)	—	0.1	(0.9)	(0.2)
Recognized actuarial loss	11.9	19.7	0.1	2.8
Settlement loss	—	3.6	—	—
Total Net Periodic Benefit Costs	$2.6	$14.9	$0.1	$6.2

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$17.4	$18.7	$4.5	$6.0
Interest cost	54.6	48.6	16.0	16.2
Expected return on assets	(90.6)	(84.5)	(18.2)	(15.2)
Amortization of transition obligation	—	—	—	0.2
Amortization of prior service cost (credit)	—	0.2	(1.5)	(0.4)
Recognized actuarial loss	23.8	40.4	0.1	5.6
Settlement loss	—	24.3	—	—
Total Net Periodic Benefit Costs	$5.2	$47.7	$0.9	$12.4

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $10.6 million and $6.4 million for the six months ended June 30, 2014 and 2013, respectively.

14.    Long-Term Debt

On July 15, 2014, NiSource Finance redeemed $500.0 million of 5.40% senior unsecured notes at maturity.

15.    Short-Term Borrowings
NiSource Finance maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At June 30, 2014, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility. At June 30, 2014, NiSource had $801.1 million of commercial paper outstanding.
As of June 30, 2014, NiSource had $30.5 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility. At December 31, 2013, NiSource had $31.6 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $300.0 million and $265.1 million as of June 30, 2014 and December 31, 2013, respectively. Refer to Note 9, “Transfers of Financial Assets,” for additional information.

(in millions)	June 30, 2014	December 31, 2013
Commercial Paper weighted average interest rate of 0.63% and 0.70% at June 30, 2014 and December 31, 2013, respectively.	$801.1	$433.6
Accounts receivable securitization facility borrowings	300.0	265.1
Total Short-Term Borrowings	$1,101.1	$698.7
Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

16.    Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan (defined below) or the Director Stock Incentive Plan ("Director Plan") that expire or terminate for any reason. No further awards are permitted to be granted under the 1994 Plan or the Director Plan. At June 30, 2014, there were 6,320,477 shares reserved for future awards under the Omnibus Plan.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource recognized stock-based employee compensation expense of $5.7 million and $4.4 million for the three months ended June 30, 2014 and 2013, respectively, as well as related tax benefits of $1.9 million and $1.4 million, respectively. For the six months ended June 30, 2014 and 2013, stock-based employee compensation expense of $11.0 million and $8.7 million was recognized, respectively, as well as related tax benefit of $4.1 million and $3.0 million, respectively.
As of June 30, 2014, the total remaining unrecognized compensation cost related to nonvested awards amounted to $28.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.
Stock Options. As of June 30, 2014, approximately 0.1 million options were outstanding and exercisable with a weighted average strike price of $22.62. No options were granted during the six months ended June 30, 2014 and 2013. As of June 30, 2014, the aggregate intrinsic value for the options outstanding and exercisable was $2.4 million. During the six months ended June 30, 2014 and 2013, cash received from the exercise of options was $5.9 million and $15.3 million, respectively.
Restricted Stock Units and Restricted Stock. During the six months ended June 30, 2014, NiSource granted 88,655 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of restricted stock units and shares of restricted stock was $2.8 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of June 30, 2014, 257,351 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the six months ended June 30, 2014, NiSource granted 535,037 performance shares subject to service and performance conditions. The grant date fair value of the awards was $16.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service and performance period. As of June 30, 2014, 1,735,551 nonvested performance shares were granted and outstanding.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay payable in shares of common stock. For the quarters ended June 30, 2014 and 2013, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $8.4 million and $7.9 million, respectively. For the six months ended June 30, 2014 and 2013, NiSource recognized 401(k) match, profit sharing and non-elective contribution expenses of $16.9 million and $14.3 million, respectively.

17.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2014 and the years in which they expire were:

(in millions)	Total	2014	2015	2016	2017	2018	After
Guarantees of subsidiaries debt	$7,710.5	$500.0	$230.0	$616.5	$507.0	$800.0	$5,057.0
Accounts receivable securitization	300.0	300.0	—	—	—	—	—
Lines of credit	801.1	801.1	—	—	—	—	—
Letters of credit	30.5	12.6	17.9	—	—	—	—
Other guarantees	180.9	49.4	29.5	—	—	—	102.0
Total commercial commitments	$9,023.0	$1,663.1	$277.4	$616.5	$507.0	$800.0	$5,159.0

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
Lines and Letters of Credit and Accounts Receivable Advances. NiSource Finance maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At June 30, 2014, NiSource had no borrowings under its five-year revolving credit facility, $801.1 million in commercial paper outstanding and $300.0 million outstanding under its accounts receivable securitization agreements. At June 30, 2014, NiSource issued stand-by letters of credit of approximately $30.5 million for the benefit of third parties. See Note 15, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. NiSource has additional purchase and sales agreement guarantees totaling $67.6 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has on deposit a letter of credit with Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the debt service reserve account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of June 30, 2014.
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
As of June 30, 2014 and December 31, 2013, NiSource had recorded an accrual of approximately $132.9 million and $143.9 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Climate Change. On June 2, 2014, the EPA proposed a GHG performance standard for existing fossil-fuel fired electric generating units under section 111(d) of the Clean Air Act. The proposed rule establishes state-specific CO2 emission rate goals and requires each state to submit a plan indicating how the generating units within the state will meet the EPA's emission rate goal. Final CO2 emission rate standards are expected to be set by the EPA in June 2015, and state plans are required to be submitted to the EPA as early as June 2016. The cost to comply with this rule will depend on a number of factors, including the requirements of the final federal regulation and the level of NIPSCO's required GHG reductions. It is possible that this new rule, comprehensive federal or state GHG legislation, or other GHG regulation could result in additional expense or compliance costs that could materially impact NiSource's financial results.
National Ambient Air Quality Standards. The CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by electric generation, gas distribution, and gas transmission operations.
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
Waste
NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Additionally, a program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 66 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated liability were noted as a result of the refresh completed as of June 30, 2014. The total estimated liability at NiSource related to the facilities subject to remediation was $123.7 million and $129.5 million at June 30, 2014 and December 31, 2013, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect Columbia Pipeline Group Operations and Electric Operations.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Columbia Pipeline Group Operations.

Air
In April 2014, the Pennsylvania DEP proposed a rule, Additional RACT Requirements for Major Sources of NOx and VOCs, which may require emissions reductions from several Columbia Transmission turbines and reciprocating engines. Management has been provided three years to make its emissions sources compliant. The rule is expected to be finalized by the end of 2014. Columbia Transmission will continue to monitor developments in this matter and cannot estimate costs at this time.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). NiSource utilizes a probabilistic model to estimate its future remediation costs related to the 1995 AOC. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the liability were noted as a result of the refresh completed as of June 30, 2014. The total remaining liability at Columbia Transmission related to the facilities subject to remediation was $4.1 million and $8.7 million at June 30, 2014 and December 31, 2013, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be substantially completed in 2015.
Electric Operations.
Air
NIPSCO is subject to a number of new air-quality mandates in the next several years. These mandates require NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $860 million, of which approximately $195.2 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. NIPSCO believes that the capital costs will likely be recoverable from customers.

EPA Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. The EPA initially intended to implement an emissions trading program and other aspects of the CSAPR in 2012, but this implementation date was delayed by litigation. The EPA now is seeking permission from a court to begin enforcing CSAPR on January 1, 2015. The EPA’s implementation of CSAPR would not significantly impact NIPSCO's current emissions control plans. NIPSCO utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. NIPSCO believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow NIPSCO to meet the emission requirements of CSAPR.

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

Water
The Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures, became effective on September 7, 2004. Under this rule, stations will either have to demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. A pre-publication version of the final rule was released on May 19, 2014. NIPSCO is still evaluating the final rule and cannot estimate the cost of compliance at this time.

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

D.     Other Matters.
Transmission Upgrade Agreements. On February 11, 2014, NIPSCO entered into TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors have agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, which is estimated at $50.3 million, multiplied by a rate of 1.71 ("the multiplier").

On June 10, 2014, certain upgrade sponsors for both TUAs, filed a complaint at FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. NIPSCO will continue to monitor developments in this matter but cannot estimate the impact (if any) on the Condensed Consolidated Financial Statements (unaudited) the complaint will have at this time.

Springfield, Massachusetts. On November 23, 2012, while Columbia of Massachusetts was investigating the source of an odor of gas at a service location in Springfield, Massachusetts, a gas service line was pierced and an explosion occurred. While this explosion impacted multiple buildings and resulted in several injuries, no life threatening injuries or fatalities have been reported. Columbia of Massachusetts is fully cooperating with both the Massachusetts DPU and the Occupational Safety & Health Administration in their investigations of this incident. Columbia of Massachusetts believes any costs associated with damages, injuries, and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements. In accordance with GAAP, NiSource recorded any accruals and the related insurance recoveries resulting from this incident on a gross basis within the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2014	$—	$(25.2)	$(17.3)	$(42.5)
Other comprehensive income before reclassifications	0.5	—	(0.3)	0.2
Amounts reclassified from accumulated other comprehensive income	—	0.7	0.2	0.9
Net current-period other comprehensive income	0.5	0.7	(0.1)	1.1
Balance as of June 30, 2014	$0.5	$(24.5)	$(17.4)	$(41.4)

Six Months Ended June 30, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2014	$(0.3)	$(25.8)	$(17.5)	$(43.6)
Other comprehensive income before reclassifications	1.0	0.1	(0.3)	0.8
Amounts reclassified from accumulated other comprehensive income	(0.2)	1.2	0.4	1.4
Net current-period other comprehensive (loss) income	0.8	1.3	0.1	2.2
Balance as of June 30, 2014	$0.5	$(24.5)	$(17.4)	$(41.4)

Three Months Ended June 30, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2013	$2.2	$(27.7)	$(36.8)	$62.3
Other comprehensive income before reclassifications	(2.8)	(0.1)	1.9	(1.0)
Amounts reclassified from accumulated other comprehensive income	(0.1)	0.6	0.8	1.3
Net current-period other comprehensive income	(2.9)	0.5	2.7	0.3
Balance as of June 30, 2013	$(0.7)	$(27.2)	$(34.1)	$(62.0)

Six Months Ended June 30, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2013	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(2.9)	—	3.2	0.3
Amounts reclassified from accumulated other comprehensive income	(0.4)	1.4	2.2	3.2
Net current-period other comprehensive (loss) income	(3.3)	1.4	5.4	3.5
Balance as of June 30, 2013	$(0.7)	$(27.2)	$(34.1)	$(62.0)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Equity Investment
As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss at June 30, 2014 of $17.1 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $17.1 million and $17.7 million at June 30, 2014 and December 31, 2013, respectively, is included in gains and losses on cash flow hedges above.

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
At June 30, 2014, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Revenues
Gas Distribution Operations
Unaffiliated	$616.5	$572.4	$2,181.9	$1,717.3
Intersegment	0.1	—	0.3	0.2
Total	616.6	572.4	2,182.2	1,717.5
Columbia Pipeline Group Operations
Unaffiliated	311.3	242.3	614.5	500.7
Intersegment	32.2	31.5	74.6	74.5
Total	343.5	273.8	689.1	575.2
Electric Operations
Unaffiliated	405.3	384.9	855.5	762.3
Intersegment	0.1	0.2	0.3	0.4
Total	405.4	385.1	855.8	762.7
Corporate and Other
Unaffiliated	2.0	1.9	3.7	3.4
Intersegment	128.9	110.0	255.7	231.7
Total	130.9	111.9	259.4	235.1
Eliminations	(161.3)	(141.7)	(330.9)	(306.8)
Consolidated Gross Revenues	$1,335.1	$1,201.5	$3,655.6	$2,983.7
Operating Income (Loss)
Gas Distribution Operations	$59.8	$50.0	$361.6	$284.1
Columbia Pipeline Group Operations	103.7	88.8	262.6	222.3
Electric Operations	62.9	59.5	141.8	124.7
Corporate and Other	(6.8)	(4.3)	(12.7)	(8.2)
Consolidated Operating Income	$219.6	$194.0	$753.3	$622.9

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in millions)	2014	2013
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$194.6	$146.5
Assets acquired under a capital lease	55.8	3.3
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$207.6	$204.5
Cash paid for income taxes	9.6	6.0

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
For the six months ended June 30, 2014, NiSource reported income from continuing operations of $344.9 million, or $1.10 per basic share, compared to $288.4 million, or $0.92 per basic share reported for the same period in 2013.
The increase in income from continuing operations was due primarily to the following items:

•
Regulatory and service programs at Gas Distribution Operations increased net revenues by $59.1 million primarily due to the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Refer to Note 8, “Regulatory Matters,” to the Consolidated Financial Statements included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information.

•
Colder weather in 2014 resulted in an increase in income from continuing operations of $26.4 million compared to the prior year. Weather statistics are provided in the Gas Distribution Operations’ segment discussion.

•
Growth projects placed in service resulted in an increase in demand margin revenue of $22.4 million at Columbia Pipeline Group Operations. Refer to the Columbia Pipeline Group Operations' segment discussion for further information on growth projects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
The Company recognized previously deferred gains of $17.8 million from the conveyances of mineral interests at Columbia Pipeline Group Operations. As of June 30, 2014, remaining gains of approximately $21.8 million recorded in "Deferred revenue" on the Condensed Consolidated Balance Sheets (unaudited) will be recognized in earnings upon performance of future obligations.

These increases to income from continuing operations were partially offset by the following:

•
Employee and administrative expense increased by $26.9 million due primarily to outages and maintenance, greater labor expense due to a growing workforce and reduced payroll capitalization, and IT support and enhancement projects.

•
Interest expense increased by $17.6 million resulting from the issuance of $500.0 million of long-term debt in October 2013 and the issuance of $750.0 million of long-term debt in April 2013, partially offset by the maturity of $420.3 million of long-term debt in March 2013.

•	Depreciation and amortization increased $13.9 million primarily due to higher capital expenditures. NiSource projects 2014 capital expenditures to be approximately $2.2 billion.
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

•
On April 30, 2014, the IURC approved NIPSCO's seven-year, $710 million, natural gas modernization program, referred to as TDSIC. This program, which complements the in-progress $1.1 billion electric TDSIC approved in February 2014, will address system modernization as well as system expansion in certain areas.

•
Progress also continued on two major NIPSCO electric transmission projects designed to enhance system flexibility and reliability. The route has been selected for the Greentown-Reynolds project, a 70-mile, 765-kV line. The project is a joint development agreement with Pioneer Transmission. The Reynolds-Topeka project, a 100-mile, 345-kV line, remains on schedule with right-of-way acquisition and permitting in process. The projects involve a NIPSCO investment of approximately $500 million and are anticipated to be in service by the end of 2018.

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

NiSource's Gas Distribution companies continue to execute their strategy of long-term infrastructure replacement and enhancement, and advance their regulatory agenda.

•
On April 30, 2014, Columbia of Virginia filed a rate case with the VSCC to recover investments with a multi-year gas distribution system modernization program. If approved as filed, the case would increase annual revenues by approximately $24.9 million. The VSCC issued a procedural order in the case on May 28, 2014 which scheduled the case for hearing on December 9, 2014. New rates are subject to refund and are scheduled to become effective October 1, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
On June 26, 2014, Massachusetts Governor Deval Patrick signed into law House Bill 4164, an Act relative to natural gas leaks. The centerpiece of the Bill significantly reduces the lag in recovery associated with priority pipe replacement under Columbia of Massachusetts’ current Targeted Infrastructure Reinvestment Factor. Columbia of Massachusetts will make its first filing under the new law on October 31, 2014.

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

•
Columbia Transmission began engineering and planning for the approximately $50 million Utica Access project. The project includes construction of nearly 5 miles of 20 inch pipeline and other facilities to provide 205,000 Dth per day of new firm service to allow Utica production access to liquid trading points on its system. This project is expected to be in service late in 2016.

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

Financial Management of the Balance Sheet
On July 15, 2014, NiSource Finance redeemed $500.0 million of 5.40% senior unsecured notes at maturity.

Additionally on July 15, 2014, $500.0 million of fixed-to-variable interest rate swaps expired, whereby NiSource Finance received payments based upon a fixed 5.40% interest rate and paid a floating interest rate amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum.

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
Refer to “Controls and Procedures” included in Item 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Results of Operations
Quarter Ended June 30, 2014
Net Income
NiSource reported net income of $78.2 million, or $0.25 per basic share, for the three months ended June 30, 2014, compared to net income of $71.7 million, or $0.23 per basic share, for the second quarter of 2013. Income from continuing operations was $78.5 million, or $0.25 per basic share, for the three months ended June 30, 2014, compared to income from continuing operations of $72.4 million, or $0.23 per basic share, for the second quarter of 2013. Operating income was $219.6 million, an increase of $25.6 million from the same period in 2013. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2014 were 315.0 million compared to 312.2 million at June 30, 2013.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended June 30, 2014, were $963.4 million, a $111.2 million increase from the same period last year. This increase in net revenues was primarily due to increased Columbia Pipeline Group Operations' net revenues of $69.7 million, higher Gas Distribution Operations' net revenues of $26.1 million and increased Electric Operations' net revenues of $15.3 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $47.5 million, increased demand margin revenue of $15.0 million as a result of growth projects placed in service and higher mineral rights royalty revenue of $7.5 million.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $19.0 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program.

•
Electric Operations’ net revenues increased primarily due to higher industrial, commercial, and residential usage of $8.1 million, an increase in the return on the environmental capital investment recovery of $5.0 million due to an increased plant balance eligible for recovery, lower fuel handling costs of $2.2 million and the effects of weather of $2.1 million. These increases were partially offset by a decrease in off-system sales of $5.5 million.

Operating Expenses
Operating expenses for the second quarter of 2014 were $754.9 million, an increase of $88.7 million from the 2013 period. This increase was primarily due to higher operation and maintenance expenses of $80.7 million and increased depreciation and amortization of $5.8 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in net revenues, of $48.1 million, higher outside service costs of $11.2 million, increased employee and administrative costs of $11.1 million, and higher electric generation costs of $11.0 million as a result of outages and maintenance. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $11.1 million during the second quarter of 2014 compared to $8.0 million for the second quarter of 2013. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium, Hardy Storage and Pennant, which are integral to the Columbia Pipeline Group Operations’ business. Equity earnings increased primarily from increased earnings at Millennium attributable to growth projects placed in service.
Other Income (Deductions)
Other Income (Deductions) reduced income by $101.6 million in the second quarter of 2014 compared to a reduction in income of $88.7 million in the prior year. The increase in deductions is primarily due to an increase in interest expense of $7.1 million resulting from the issuance of $500.0 million of long-term debt in October 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Income Taxes
Income tax expense for the quarter ended June 30, 2014 was $39.5 million compared to $32.9 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2014 and 2013, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended June 30, 2014 and 2013 were 33.5% and 31.2%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences. The 2.3% increase from 2013 to 2014 is primarily due to deferred tax adjustments recorded in 2013 related to state apportionment changes. Refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements (unaudited) for further discussion of income taxes.
Results of Operations
Six Months Ended June 30, 2014
Net Income
NiSource reported net income of $344.4 million, or $1.10 per basic share, for the six months ended June 30, 2014, compared to net income of $332.2 million, or $1.06 per basic share, for the six months ended 2013. Income from continuing operations was $344.9 million, or $1.10 per basic share, for the six months ended June 30, 2014, compared to income from continuing operations of $288.4 million, or $0.92 per basic share, for the six months ended 2013. Operating income was $753.3 million, an increase of $130.4 million from the same period in 2013. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2014 were 314.6 million compared to 311.7 million at June 30, 2013.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2014, were $2,222.6 million, a $264.2 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations' net revenues of $117.4 million, higher Columbia Pipeline Group Operations' net revenues of $113.9 million and increased Electric Operations' net revenues of $32.6 million.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $59.1 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there were the effects of colder weather of $19.9 million, increased regulatory and tax trackers, which are offset in expense, of $17.4 million, higher residential and commercial usage of $7.2 million, an increase in off-system sales of $4.6 million, higher revenue of $4.0 million due to increased customer count and an increase in large customer revenue of $3.3 million. These increases were partially offset by a decrease of $5.5 million resulting from NIPSCO’s GCIM.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $72.0 million, increased demand margin revenue of $22.4 million primarily as a result of growth projects placed in service and higher mineral rights royalty revenue of $14.6 million.

•
Electric Operations’ net revenues increased primarily due to higher industrial usage of $15.7 million, an increase in the return on the environmental capital investment recovery of $13.1 million due to an increased plant balance eligible for recovery, the effects of weather of $6.5 million and higher off-system sales of $4.1 million. Additionally, there was increased revenue of $2.8 million as a result of two electric transmission projects authorized by MISO. These increases were partially offset by a decrease in transmission upgrade revenue of $6.5 million and lower trackers, which are offset in expense, of $4.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Operating Expenses
Operating expenses for the six months ended June 30, 2014 were $1,490.2 million, an increase of $139.6 million from the 2013 period. This increase was primarily due to higher operation and maintenance expenses of $127.6 million, increased other taxes of $17.1 million and higher depreciation and amortization of $10.9 million. These increases were partially offset by an increase in the gain on sale of assets of $16.0 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in net revenues, of $81.3 million, higher employee and administrative costs of $26.9 million, increased electric generation costs of $10.9 million and higher outside service costs of $6.1 million. The increase in other taxes is primarily due to higher property and other taxes of $10.0 million and increased tax trackers, which are offset in net revenues, of $7.1 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service. The increase in gain on sale of assets primarily relates to recognized gains of $17.8 million resulting from conveyances of mineral interests at Columbia Pipeline Group Operations.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $20.9 million during the six months ended June 30, 2014, compared to $15.1 million from the 2013 period. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium, Hardy Storage and Pennant, which are integral to the Columbia Pipeline Group Operations’ business. Equity earnings increased primarily from increased earnings at Millennium attributable to growth projects placed in service.
Other Income (Deductions)
Other Income (Deductions) reduced income by $206.2 million in the six months ended June 30, 2014, compared to a reduction in income of $183.2 million in the prior year. The increase in deductions is primarily due to an increase in interest expense of $17.6 million resulting from the issuance of $500.0 million of long-term debt in October 2013 and the issuance of $750.0 million of long-term debt in April 2013, partially offset by the maturity of $420.3 million of long-term debt in March 2013.
Income Taxes
Income tax expense for the six months ended June 30, 2014 was $202.2 million compared to $151.3 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2014 and 2013, adjusted for tax expense associated with certain discrete items. The effective tax rates for the six months ended June 30, 2014 and 2013 were 37.0% and 34.4%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences. The 2.6% increase from 2013 to 2014 is primarily due to the impact of the Indiana tax rate change and deferred tax adjustments recoded in 2013 related to state apportionment changes. Refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements (unaudited) for further discussion of income taxes.
Discontinued Operations
There was a net loss of $0.5 million in the six months ended June 30, 2014 from discontinued operations compared to net income of $7.4 million in 2013. The net income in 2013 relates primarily to a settlement at NiSource's former exploration and production subsidiary, CER. A gain on the disposition of discontinued operations of $36.4 million was recorded in the first quarter of 2013 as a result of a gain on the sale of the service plan and leasing business lines of NiSource's Retail Services business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Operating Activities
Net cash from operating activities for the six months ended June 30, 2014 was $651.0 million, a decrease of $243.5 million compared to the six months ended June 30, 2013. The decrease in net cash from operating activities was primarily attributable to an income tax refund received in 2013. No income tax refunds were received in 2014. Additionally, there was a decrease of $98.5 million in working capital from (under)overrecovered gas and fuel costs due to the timing of gas and fuel cost recoveries in 2014 compared to 2013.
Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $38.3 million to its pension plans and approximately $39.1 million to its other postretirement benefit plans in 2014, which could change depending on market conditions. For the six months ended June 30, 2014, NiSource has contributed $12.5 million to its pension plans and $20.1 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the six months ended June 30, 2014 were $852.9 million, compared to $801.7 million for the comparable period in 2013. This increased spending is mainly due to continued spending on infrastructure replacement programs in the Gas Distributions Operations segment, higher spending in the Columbia Pipeline Group Operations segment for various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under its modernization program and increased expenditures in the Electric Operations segment due to TDSIC and other tracker program spend. NiSource projects 2014 capital expenditures to be approximately $2.2 billion.
Restricted cash was $9.8 million and $8.0 million as of June 30, 2014 and December 31, 2013, respectively.
Contributions to equity investees increased $22.1 million primarily due to higher contributions made by NiSource Midstream to Pennant. Refer to the Columbia Pipeline Group Operations segment discussion in the Management's Discussion and Analysis of Financial Conditions and Results of Operations for information on these contributions.

Financing Activities
Credit Facilities.     NiSource Finance maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility.
NiSource Finance had no borrowings outstanding under its revolving credit facility at June 30, 2014 and December 31, 2013. In addition, NiSource Finance had $801.1 million in commercial paper outstanding at June 30, 2014, at a weighted average interest rate of 0.63% and $433.6 million in commercial paper outstanding at December 31, 2013, at a weighted average interest rate of 0.70%.
As of June 30, 2014 and December 31, 2013, NiSource had $300.0 million and $265.1 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 9, “Transfers of Financial Assets,” to the Condensed Consolidated Financial Statements (unaudited).
As of June 30, 2014, NiSource had $30.5 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility. At December 31, 2013, NiSource had $31.6 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility.
As of June 30, 2014, an aggregate of $1,184.6 million of credit was available under the credit facility.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility and its three-year term loan, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of June 30, 2014, the ratio was 60.6%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

NiSource is also subject to certain other non-financial covenants under the revolving credit facility and the term loan. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $150 million. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets and dispositions for a price not materially less than the fair market value of the assets disposed of that do not impair the ability of NiSource and NiSource Finance to perform obligations under the revolving credit facility, and that, together with all other such dispositions, would not have a material adverse effect. The revolving credit facility and the term loan also include a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.
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
Credit Ratings.    On March 14, 2014, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB-. Standard & Poor's outlook for NiSource and all of its subsidiaries is stable. On January 31, 2014, Moody's Investors Service upgraded the senior unsecured rating for NiSource to Baa2 from Baa3 and NiSource’s commercial paper rating to P-2 from P-3. Additionally, Moody's upgraded the rating for NIPSCO to Baa1 from Baa2 and affirmed the rating for Columbia of Massachusetts. Moody's outlook for NiSource and all of its subsidiaries is stable. On December 9, 2013, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and all of its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by Standard & Poor's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $38.0 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Contractual Obligations.    There were no material changes recorded during the six months ended June 30, 2014 to NiSource’s contractual obligations as of December 31, 2013.
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
Commodity price risk resulting from derivative activities at NiSource’s rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the ratemaking process, including gains or losses on these derivative instruments. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk. Some of NiSource’s rate-regulated utility subsidiaries offer commodity price risk products to its customers for which derivatives are used to hedge forecasted customer usage under such products. These subsidiaries do not have regulatory recovery orders for these products and are subject to gains and losses recognized in earnings due to hedge ineffectiveness.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource is also exposed to interest rate risk due to changes in interest rates on fixed-to-variable interest rate swaps that hedge the fair value of long-term debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.2 million and $7.9 million for the three and six months ended June 30, 2014, respectively, and $3.1 million and $7.1 million for the three and six months ended June 30, 2013, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Price risk management assets also include fixed-to-floating interest rate swaps, which are designated as fair value hedges, as a means to achieve its targeted level of variable-rate debt as a percent of total debt. NiSource uses a calculation of future cash inflows and estimated future outflows related to the swap agreements, which are discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. Credit risk is considered in the fair value calculation of the interest rate swap.
Refer to Note 8, “Fair Value” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information on NiSource’s fair value measurements.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.

NiSource has purchase and sales agreement guarantees totaling $67.6 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

NiSource has other guarantees outstanding. Refer to Note 17-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended June 30, 2014.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. NiSource is required to adopt ASU 2014-09 for periods beginning after December 15, 2016, including interim periods, and the new standard is to be applied retrospectively with early adoption not permitted. NiSource is currently evaluating the impact the adoption of ASU 2014-09 will have on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net Revenues
Sales revenues	$616.6	$572.4	$2,182.2	$1,717.5
Less: Cost of gas sold (excluding depreciation and amortization)	257.2	239.1	1,180.2	832.9
Net Revenues	359.4	333.3	1,002.0	884.6
Operating Expenses
Operation and maintenance	206.8	197.1	435.6	415.5
Depreciation and amortization	54.1	50.1	106.3	98.6
Gain on sale of assets	(0.2)	(0.1)	(0.2)	(0.1)
Other taxes	38.9	36.2	98.7	86.5
Total Operating Expenses	299.6	283.3	640.4	600.5
Operating Income	$59.8	$50.0	$361.6	$284.1
Revenues ($ in millions)
Residential	$391.1	$352.0	$1,396.9	$1,095.9
Commercial	129.4	113.2	495.7	383.5
Industrial	48.1	43.6	132.4	108.6
Off System	65.9	77.3	137.8	156.7
Other	(17.9)	(13.7)	19.4	(27.2)
Total	$616.6	$572.4	$2,182.2	$1,717.5
Sales and Transportation (MMDth)
Residential	35.0	34.8	191.5	166.8
Commercial	27.4	27.0	117.5	102.3
Industrial	121.7	113.4	258.5	246.7
Off System	14.2	18.4	28.5	40.1
Other	(0.3)	0.2	(0.1)	0.4
Total	198.0	193.8	595.9	556.3
Heating Degree Days	555	563	3,992	3,482
Normal Heating Degree Days	599	599	3,491	3,491
% (Warmer) Colder than Normal	(7)%	(6)%	14%	—%
Customers
Residential			3,051,277	3,035,524
Commercial			278,776	278,200
Industrial			7,546	7,493
Other			14	21
Total			3,337,613	3,321,238
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the six months ended June 30, 2014 increased from the same period last year primarily due to colder weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment charge. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of June 30, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the second quarter of 2014 was 7% warmer than normal and 1% warmer than the second quarter in 2013.
Weather in the Gas Distribution Operations’ territories for the six months ended June 30, 2014 was 14% colder than normal and 15% colder than the same period in 2013.
Throughput
Total volumes sold and transported of 198.0 MMDth for the second quarter of 2014 increased by 4.2 MMDth from the same period last year. This 2.2% increase in volumes was primarily attributable to higher industrial throughput partially offset by a decrease in off-system sales.

Total volumes sold and transported of 595.9 MMDth for the six months ended June 30, 2014 increased by 39.6 MMDth from the same period last year. This 7.1% increase in volume was primarily attributable to colder weather.

Net Revenues
Net revenues for the second quarter of 2014 were $359.4 million, an increase of $26.1 million from the same period in 2013. The increase in net revenues is due primarily to an increase of $19.0 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Net revenues for the six months ended June 30, 2014 were $1,002.0 million, an increase of $117.4 million from the same period in 2013. The increase in net revenues is due primarily to an increase of $59.1 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there were the effects of colder weather of $19.9 million, increased regulatory and tax trackers, which are offset in expense, of $17.4 million, higher residential and commercial usage of $7.2 million, an increase in off-system sales of $4.6 million, higher revenue of $4.0 million due to increased customer count and an increase in large customer revenue of $3.3 million. These increases were partially offset by a decrease of $5.5 million resulting from NIPSCO’s GCIM.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2014 was a revenue decrease of $31.8 million and $0.3 million, respectively, compared to a decrease of $25.8 million and $50.5 million for the three and six months ended June 30, 2013, respectively.

Operating Income
For the second quarter of 2014, Gas Distribution Operations reported operating income of $59.8 million, an increase of $9.8 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $16.3 million higher than the comparable period reflecting increased outside service costs of $9.8 million, higher depreciation of $4.0 million due to increased capital expenditures and an increase in employee and administrative expenses of $2.3 million.

For the six months ended June 30, 2014, Gas Distribution Operations reported operating income of $361.6 million, an increase of $77.5 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $39.9 million higher than the comparable period reflecting increased regulatory and tax trackers, which are offset in net revenues, of $17.4 million, higher depreciation of $7.7 million due to increased capital expenditures, an increase in employee and administrative expenses of $6.1 million and higher other taxes of $5.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net Revenues
Transportation revenues	$181.5	$171.6	$403.8	$382.5
Storage revenues	49.3	48.7	99.2	99.2
Other revenues	112.7	53.5	186.1	93.5
Total Sales Revenues	343.5	273.8	689.1	575.2
Less: Cost of sales (excluding depreciation and amortization)	0.1	0.1	0.2	0.2
Net Revenues	343.4	273.7	688.9	575.0
Operating Expenses
Operation and maintenance	205.1	150.1	370.8	282.7
Depreciation and amortization	28.8	26.5	58.5	52.2
Gain on sale of assets	(0.3)	—	(17.8)	(0.2)
Other taxes	17.2	16.3	35.7	33.1
Total Operating Expenses	250.8	192.9	447.2	367.8
Equity Earnings in Unconsolidated Affiliates	11.1	8.0	20.9	15.1
Operating Income	$103.7	$88.8	$262.6	$222.3
Throughput (MMDth)
Columbia Transmission	194.2	196.6	653.7	632.4
Columbia Gulf	145.4	169.8	330.3	360.0
Crossroads Pipeline	3.5	3.3	9.2	8.3
Intrasegment eliminations	(21.6)	(81.4)	(83.2)	(175.3)
Total	321.5	288.3	910.0	825.4

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

Columbia Pipeline Group Operations’ most significant projects are as follows:

Warren County. The Columbia Pipeline Group Operations segment spent approximately $37 million on an expansion project, which included new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric and Power Company. This project expanded the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project went into service in the second quarter of 2014.

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

Chesapeake, Virginia LNG Facility Modernization. The Columbia Pipeline Group Operations segment is investing approximately $30 million to upgrade the facility and extend its associated customer contracts for 15 years. The project's first phase was completed in the fourth quarter of 2013. The remainder of the project is expected to be completed by mid-2015.

Washington County Gathering. The Columbia Pipeline Group Operations segment will construct a field gathering system in Pennsylvania that will gather well pad production of primarily dry gas from a third party producer. Pipeline laterals will be built to connect well pads as drilling is developed. The approximate $120 million investment will include about 25 miles of gathering pipelines of varying diameter, a compressor station and dehydration unit. The gas gathering agreement has an initial 15-year term with the option to extend. Construction is expected to begin in late 2014 with an expected in service date during the second half of 2015.

Kentucky Power. The Columbia Pipeline Group Operations segment is constructing nearly three miles of 16 inch greenfield pipeline from Columbia Transmission's Line P that will serve a natural gas-fired electric generation plant in Kentucky. The project will cost nearly $25 million and will provide 72,000 Dth per day of capacity to the plant under an executed binding precedent agreement. The project is expected to be in service by the middle of 2016.

Utica Access. The Columbia Pipeline Group Operations segment is investing approximately $50 million to construct nearly 5 miles of 20 inch pipeline and other facilities to provide 205,000 Dth per day of new firm service to allow Utica production access to liquid trading points on its system. This project is expected to be in service late in 2016.

Cameron Access. The Columbia Pipeline Group Operations segment has entered into binding precedent agreements for the construction of new pipeline facilities along the Columbia Gulf system to connect with the Cameron LNG Terminal in southern Louisiana. The approximately $310 million project will transport supplies from numerous supply basins to the planned LNG export facility, which received Department of Energy approval late in 2013. The project will offer an initial capacity of up to 800,000 Dth per day and is expected to be placed into service as early as the third quarter of 2017.
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

Pennant is investing in the construction of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 500 MMcf per day. In addition, Pennant constructed a gas processing facility in New Middletown, Ohio that will have an initial capacity of 200 MMcf per day and is constructing a NGL pipeline with an initial capacity of 45,000 barrels per day that can be expanded to 90,000 barrels per day. Consistent with the terms of the joint venture, NiSource Midstream will operate the gas processing facility, NGL pipeline and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with an interest in obtaining capacity on the system. The construction of the facilities will allow Pennant to become a full-service solution for providers in the northern Utica Shale region, offering access to wet gas gathering and processing as well as residue gas and NGL takeaway to attractive market destinations. NiSource Midstream's initial investment in this area, including the gathering pipeline, related laterals, NGL pipeline and the processing plant, will be approximately $185 million. Portions of the facilities were placed in service in the fourth quarter of 2013 and the second quarter of 2014, with the remainder to be placed in service in the third quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

During the second quarter of 2014, NiSource Midstream made cash contributions to Pennant totaling $23.8 million. A cash contribution of $15.6 million was made during the same period last year. For the six months ended June 30, 2014, NiSource Midstream made cash contributions to Pennant of $52.2 million. A cash contribution of $26.1 million was made during the same period last year.

In a separate agreement with Hilcorp, test wells were drilled in 2012 and continued in 2013 to support the development of the hydrocarbon potential on more than 100,000 combined acres in the Utica/Point Pleasant Shale formation. Production wells were drilled in 2013 and 2014, with the full production program in development. NiSource is investing alongside Hilcorp in the development of the acreage, with NiSource owning both a working and overriding royalty interest. All of the Hilcorp/NiSource acreage is dedicated to Pennant.

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

During the second quarter of 2014 and 2013, Columbia Transmission made no contributions to Millennium. For the six months ended June 30, 2014 and 2013, Columbia Transmission made contributions of $2.6 million and $6.6 million, respectively, to fund its share of capital projects. During the second quarter of 2014 and 2013, Columbia Transmission received distributions of earnings of $4.8 million and $4.3 million, respectively. For the six months ended June 30, 2014 and 2013, Columbia transmission received distributions of earnings of $11.9 million and $10.9 million, respectively.

Millennium began two projects in 2012 that added approximately 30,000 hp of compression to its system. The first project went into service on June 1, 2013 and increased capacity at its interconnections with Algonquin Gas Transmission, with a total investment of approximately $50 million. The second project included a total investment of approximately $40 million that increased capacity with interconnections to other third-party facilities. The second project was placed into service on March 31, 2014. Columbia Transmission's share of the above investments is limited to its 47.5% interest in Millennium.

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

During the second quarter of 2014 and 2013, NiSource received $0.5 million and $1.0 million of available accumulated earnings, respectively. For the six months ended June 30, 2014 and 2013, NiSource received $1.0 million and $1.4 million of available accumulated earnings, respectively. NiSource made no contributions during 2014 or 2013.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Columbia Pipeline Group Operations segment due to changes in near-term supply and demand conditions. The following percentages exclude the impact of intrasegment revenues and over / under collections of tracker-related revenues. For the quarter ended June 30, 2014, approximately 94.3% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 3.9% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 93.1% and 5.0%, respectively, for the quarter ended June 30, 2013. For the six months ended June 30, 2014, approximately 93.4% of the transportation revenues were derived from capacity reservation fees under firm

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

contracts and 4.6% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 92.6% and 5.8% respectively, for the six months ended June 30, 2013.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For both the quarters ended June 30, 2014 and 2013, approximately 1.8% of the transportation revenues were derived from interruptible contracts. For the six months ended June 30, 2014 and 2013, approximately 2.1% and 1.6%, respectively, of the transportation revenues were derived from interruptible contracts.

Regulatory Matters
Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Columbia Pipeline Group Operations segment.

Environmental Matters
Various environmental matters occasionally impact the Columbia Pipeline Group Operations segment. As of June 30, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

Throughput
Columbia Transmission's throughput consists of gas transportation service deliveries to LDC city gates, to gas fired power plants, other industrial customers, or other interstate pipelines in its market area. Columbia Transmission's market area covers portions of northeastern, mid-Atlantic, midwestern, and southern states as well as the District of Columbia. Gas delivered via transportation services to storage is not accounted for as throughput until it is withdrawn from storage and delivered to one of the aforementioned locations via a transportation service. Throughput for Columbia Gulf traditionally consists of gas delivered to Columbia Transmission at Leach, Kentucky as well as gas delivered south of Leach to other interstate pipelines or to an LDC's city gate. Market conditions on Columbia Gulf have resulted in greater use of backhaul transportation services from supplies originating near Leach Kentucky and its Louisiana interconnects to markets in the southeastern United States. Crossroads Pipeline serves customers in northern Indiana and Ohio via gas flowing west to east originating from outside the Chicago area to Cygnet, Ohio where it interconnects with Columbia Transmission. Intra-segment eliminations represent gas delivered to an affiliated pipeline within the segment.

Throughput for the Columbia Pipeline Group Operations segment totaled 321.5 MMDth for the second quarter of 2014, compared to 288.3 MMDth for the same period in 2013. The increase of 33.2 MMDth reflected favorable pricing conditions to third party interconnects in the Southeast region of the United States, which have been running at near full capacity.

Throughput for the Columbia Pipeline Group Operations segment totaled 910.0 MMDth for the six months ended June 30, 2014, compared to 825.4 MMDth for the same period in 2013. The increase of 84.6 MMDth was primarily attributable to much colder than normal weather and the favorable pricing conditions to third party interconnects, mentioned above.

Net Revenues
Net revenues were $343.4 million for the second quarter of 2014, an increase of $69.7 million from the same period in 2013. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $47.5 million, increased demand margin revenue of $15.0 million primarily as a result of growth projects placed in service and higher mineral rights royalty revenue of $7.5 million.

Net revenues were $688.9 million for the six months ended June 30, 2014, an increase of $113.9 million from the same period in 2013. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $72.0 million, increased demand margin revenue of $22.4 million primarily as a result of growth projects placed in service and higher mineral rights royalty revenue of $14.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Operating Income
Operating income was $103.7 million for the second quarter of 2014, an increase of $14.9 million from the second quarter of 2013. Operating income increased as a result of higher net revenues, as described above, and higher equity earnings partially offset by increased operating expenses. Equity earnings increased $3.1 million due to higher earnings at Millennium attributable to growth projects placed in service. Operating expenses were $57.9 million higher than the comparable period primarily as a result of increased regulatory trackers, which are offset in net revenues, of $47.5 million, higher employee and administrative expenses of $4.2 million and increased depreciation of $2.3 million.

Operating income was $262.6 million for the six months ended June 30, 2014, an increase of $40.3 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, and higher equity earnings partially offset by increased operating expenses. Equity earnings increased $5.8 million due to higher earnings at Millennium attributable to growth projects placed in service. Operating expenses were $79.4 million higher than the comparable period primarily as a result of increased regulatory trackers, which are offset in net revenues, of $72.0 million, higher employee and administrative expenses of $10.9 million, increased depreciation of $6.3 million and higher property taxes of $2.5 million. These increases were partially offset by an increase in the gains on the sale of assets of $17.6 million primarily resulting from conveyances of mineral interests.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net Revenues
Sales revenues	$405.4	$385.1	$855.8	$762.7
Less: Cost of sales (excluding depreciation and amortization)	146.3	141.3	326.7	266.2
Net Revenues	259.1	243.8	529.1	496.5
Operating Expenses
Operation and maintenance	122.2	108.7	234.7	216.6
Depreciation and amortization	60.1	60.4	120.5	123.6
Gain on sale of assets	(0.1)	—	(0.1)	—
Other taxes	14.0	15.2	32.2	31.6
Total Operating Expenses	196.2	184.3	387.3	371.8
Operating Income	$62.9	$59.5	$141.8	$124.7
Revenues ($ in millions)
Residential	$100.2	$95.7	$213.4	$204.0
Commercial	108.7	104.3	214.9	208.0
Industrial	172.0	152.3	351.7	311.7
Wholesale	0.3	16.0	21.7	17.7
Other	24.2	16.8	54.1	21.3
Total	$405.4	$385.1	$855.8	$762.7
Sales (Gigawatt Hours)
Residential	793.2	769.1	1,689.4	1,633.2
Commercial	964.9	942.6	1,900.4	1,863.8
Industrial	2,455.8	2,256.3	5,062.9	4,575.9
Wholesale	12.1	494.7	323.9	556.0
Other	34.9	27.0	68.3	60.2
Total	4,260.9	4,489.7	9,044.9	8,689.1
Cooling Degree Days	276	250	276	250
Normal Cooling Degree Days	229	229	229	229
% Warmer than Normal	21%	9%	21%	9%
Electric Customers
Residential			401,671	401,162
Commercial			54,303	54,189
Industrial			2,370	2,376
Wholesale			767	728
Other			6	6
Total			459,117	458,461
NiSource generates and distributes electricity, through its subsidiary NIPSCO, to approximately 459 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of June 30, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Transmission Upgrade Agreements
On February 11, 2014, NIPSCO entered into TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors have agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, which is estimated at $50.3 million, multiplied by a rate of 1.71 ("the multiplier").

On June 10, 2014, certain upgrade sponsors for both TUAs, filed a complaint at FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. NIPSCO will continue to monitor developments in this matter but cannot estimate the impact (if any) on the Condensed Consolidated Financial Statements (unaudited) the complaint will have at this time.

Sales
Electric Operations sales quantities for the second quarter of 2014 were 4,260.9 gwh, a decrease of 228.8 gwh compared to the second quarter of 2013. The 5.1% decrease is primarily attributable to a decrease in market opportunities for off-system sales during the second quarter of 2014, partially offset by an increase in industrial usage.

Electric Operations sales quantities for the six months ended June 30, 2014 were 9,044.9 gwh, an increase of 355.8 gwh compared to the same period in 2013. The 4.1% increase is primarily attributable to an increase in industrial usage due to large industrial customers expanding plant operations and using less internal generation.

Net Revenues
Net revenues were $259.1 million for the second quarter of 2014, an increase of $15.3 million from the same period in 2013. The increase in net revenues is due primarily to higher industrial, commercial, and residential usage of $8.1 million, an increase in the return on the environmental capital investment recovery of $5.0 million due to an increased plant balance eligible for recovery, lower fuel handling costs of $2.2 million and the effects of weather of $2.1 million. These increases were partially offset by a decrease in off-system sales of $5.5 million.

Net revenues were $529.1 million for the six months ended June 30, 2014, an increase of $32.6 million from the same period in 2013. The increase in net revenues is due primarily to higher industrial usage of $15.7 million, an increase in the return on the environmental capital investment recovery of $13.1 million due to an increased plant balance eligible for recovery, the effects of weather of $6.5 million and higher off-system sales of $4.1 million. Additionally, there was increased revenue of $2.8 million as a result of two electric transmission projects authorized by the MISO. These increases were partially offset by a decrease in transmission upgrade revenue of $6.5 million and lower trackers, which are offset in expense, of $4.0 million.
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
NiSource Inc.
Electric Operations

2014 was a revenue increase of $10.5 million and $30.8 million, respectively, compared to a revenue increase of $6.9 million and a decrease of $0.3 million for the three and six months ended June 30, 2013, respectively.
Operating Income
For the second quarter of 2014, Electric Operations reported operating income of $62.9 million, an increase of $3.4 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $11.9 million due primarily to higher electric generation costs of $11.0 million as a result of outages and maintenance and increased employee and administrative expenses of $5.6 million.

For the for the six months ended June 30, 2014, Electric Operations reported operating income of $141.8 million, an increase of $17.1 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $15.5 million due primarily to higher employee and administrative expenses of $12.1 million and increased electric generation costs of $10.9 million. These increases were partially offset by a decrease in trackers, which are offset in net revenues, of $4.0 million.

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
Changes in Internal Controls
During the quarter ended June 30, 2014, NiSource implemented the second phase of a multi-year process of migrating all of its subsidiaries to a common general ledger system. During this phase, Columbia of Ohio, Columbia of Pennsylvania, Columbia of Virginia, Columbia of Kentucky and Columbia of Maryland migrated to this new general ledger system. The implementation is not being made in response to any deficiency in our internal controls. This implementation has resulted in certain changes to business processes and internal controls impacting our financial reporting. NiSource has taken steps to monitor and maintain appropriate internal control over financial reporting during this phase and will continue to evaluate the operating effectiveness of related controls during subsequent phases and periods.

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

NiSource Inc.
(Registrant)

Date:	July 31, 2014	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)