Form 10-Q
period 2014-09-30
NISOURCE INC/DE
filed 2014-10-30
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 315,699,826 shares outstanding at October 23, 2014.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, LLC
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, LLC
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NEVCO	NiSource Energy Ventures, LLC
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company
NiSource Midstream	NiSource Midstream Services, LLC
Pennant	Pennant Midstream, LLC

Abbreviations
AFUDC	Allowance for funds used during construction
AOC	Administrative Order by Consent
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
BBA	British Banker Association
Bcf	Billion cubic feet
BNS	Bank of Nova Scotia
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule

DEFINED TERMS (continued)

CCRs	Coal Combustion Residuals
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DEP	Department of Environmental Protection
DIMP	Distribution Integrity Management Program
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GAF	Gas Adjustment Factor
GCIM	Gas Cost Incentive Mechanism
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IDEM	Indiana Department of Environmental Management
INDIEC	Indiana Industrial Energy Consumers, Inc.
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDAF	Local Distribution Adjustment Factor
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
Mcf	Thousand cubic feet
MMcf	Million cubic feet
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts

DEFINED TERMS (continued)

mwh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NGL	Natural Gas Liquids
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PEF	Pension Expense Factor
Piedmont	Piedmont Natural Gas Company, Inc.
PM	Particulate matter
PNC	PNC Bank, N.A.
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RAAF	Residential Assistance Adjustment Factor
RACT	Reasonably Available Control Technology
RBS	Royal Bank of Scotland, PLC
RTO	Regional Transmission Organization
SAVE	Steps to Achieve Virginia’s Energy
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Net Revenues
Gas Distribution	$240.3	$255.1	$1,878.8	$1,540.6
Gas Transportation and Storage	381.7	346.9	1,350.3	1,181.9
Electric	424.6	413.4	1,279.4	1,175.2
Other	77.3	61.4	271.0	162.8
Gross Revenues	1,123.9	1,076.8	4,779.5	4,060.5
Cost of Sales (excluding depreciation and amortization)	230.5	243.0	1,663.5	1,268.3
Total Net Revenues	893.4	833.8	3,116.0	2,792.2
Operating Expenses
Operation and maintenance	529.5	468.9	1,563.8	1,375.6
Depreciation and amortization	153.0	144.5	450.8	431.4
Gain on sale of assets, net	(2.9)	(9.8)	(19.3)	(10.2)
Other taxes	68.0	64.3	242.5	221.7
Total Operating Expenses	747.6	667.9	2,237.8	2,018.5
Equity Earnings in Unconsolidated Affiliates	12.0	10.5	32.9	25.6
Operating Income	157.8	176.4	911.1	799.3
Other Income (Deductions)
Interest expense, net	(109.6)	(103.7)	(327.8)	(304.3)
Other, net	9.2	4.7	21.2	22.1
Total Other Deductions	(100.4)	(99.0)	(306.6)	(282.2)
Income from Continuing Operations before Income Taxes	57.4	77.4	604.5	517.1
Income Taxes	25.9	27.9	228.1	179.2
Income from Continuing Operations	31.5	49.5	376.4	337.9
(Loss) Income from Discontinued Operations - net of taxes	(0.1)	0.1	(0.6)	7.5
(Loss) Gain on Disposition of Discontinued Operations - net of taxes	—	(1.5)	—	34.9
Net Income	$31.4	$48.1	$375.8	$380.3
Basic Earnings Per Share
Continuing operations	$0.10	$0.16	$1.19	$1.08
Discontinued operations	—	—	—	0.14
Basic Earnings Per Share	$0.10	$0.16	$1.19	$1.22
Diluted Earnings Per Share
Continuing operations	$0.10	$0.16	$1.19	$1.08
Discontinued operations	—	—	—	0.14
Diluted Earnings Per Share	$0.10	$0.16	$1.19	$1.22
Dividends Declared Per Common Share	$0.26	$0.25	$1.02	$0.98
Basic Average Common Shares Outstanding	315.4	312.8	314.9	312.1
Diluted Average Common Shares	316.6	313.8	316.0	313.0
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2014	2013	2014	2013
Net Income	$31.4	$48.1	$375.8	$380.3
Other comprehensive income (loss)
Net unrealized (loss) gain on available-for-sale securities(1)	(0.6)	0.9	0.2	(2.4)
Net unrealized gain on cash flow hedges(2)	0.6	0.6	1.9	2.0
Unrecognized pension and OPEB (cost) benefit(3)	(0.2)	0.1	(0.1)	5.5
Total other comprehensive (loss) income	(0.2)	1.6	2.0	5.1
Total Comprehensive Income	$31.2	$49.7	$377.8	$385.4
(1) Net unrealized (loss) gain on available-for-sale securities, net of $0.3 million tax benefit and $0.5 million tax expense in the third quarter of 2014 and 2013, respectively, and $0.1 million tax expense and $1.3 million tax benefit for the nine months ended 2014 and 2013, respectively.

(2) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.4 million tax expense in the third quarter of 2014 and 2013, and $1.2 million and $1.3 million tax expense for the nine months ended 2014 and 2013, respectively.

(3) Unrecognized pension and OPEB (cost) benefit, net of zero tax benefit and tax expense in the third quarter of 2014 and 2013, respectively, and $0.7 million tax benefit and $3.5 million tax expense for the nine months ended 2014 and 2013, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2014	December 31, 2013
ASSETS
Property, Plant and Equipment
Utility plant	$24,775.7	$23,303.7
Accumulated depreciation and amortization	(9,533.2)	(9,256.5)
Net utility plant	15,242.5	14,047.2
Other property, at cost, less accumulated depreciation	344.0	317.9
Net Property, Plant and Equipment	15,586.5	14,365.1
Investments and Other Assets
Unconsolidated affiliates	443.5	373.7
Other investments	211.7	204.0
Total Investments and Other Assets	655.2	577.7
Current Assets
Cash and cash equivalents	17.7	26.8
Restricted cash	16.0	8.0
Accounts receivable (less reserve of $18.4 and $23.5, respectively)	639.3	1,005.8
Gas inventory	513.0	354.6
Underrecovered gas and fuel costs	54.7	46.4
Materials and supplies, at average cost	106.4	101.2
Electric production fuel, at average cost	48.2	44.6
Exchange gas receivable	80.9	70.6
Regulatory assets	200.1	142.8
Deferred income taxes	231.7	175.3
Prepayments and other	103.6	183.1
Total Current Assets	2,011.6	2,159.2
Other Assets
Regulatory assets	1,440.9	1,522.2
Goodwill	3,666.2	3,666.2
Intangible assets	267.4	275.7
Deferred charges and other	82.3	87.8
Total Other Assets	5,456.8	5,551.9
Total Assets	$23,710.1	$22,653.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2014	December 31, 2013
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 315,597,089 and 313,675,911 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	4,764.7	4,690.1
Retained earnings	1,339.9	1,285.5
Accumulated other comprehensive loss	(41.6)	(43.6)
Treasury stock	(58.9)	(48.6)
Total Common Stockholders’ Equity	6,007.3	5,886.6
Long-term debt, excluding amounts due within one year	8,397.4	7,593.2
Total Capitalization	14,404.7	13,479.8
Current Liabilities
Current portion of long-term debt	18.7	542.1
Short-term borrowings	1,311.1	698.7
Accounts payable	427.7	619.0
Dividends payable	82.1	—
Customer deposits and credits	257.1	262.6
Taxes accrued	189.3	254.8
Interest accrued	81.7	136.4
Overrecovered gas and fuel costs	21.2	32.2
Exchange gas payable	143.1	186.4
Deferred revenue	6.5	18.5
Regulatory liabilities	79.9	60.2
Accrued liability for postretirement and postemployment benefits	6.2	6.2
Legal and environmental	15.3	32.3
Other accruals	408.6	329.0
Total Current Liabilities	3,048.5	3,178.4
Other Liabilities and Deferred Credits
Deferred income taxes	3,540.8	3,277.8
Deferred investment tax credits	18.2	20.9
Deferred credits	102.7	91.9
Deferred revenue	20.9	17.1
Accrued liability for postretirement and postemployment benefits	425.6	527.5
Regulatory liabilities	1,675.8	1,669.8
Asset retirement obligations	175.2	174.4
Other noncurrent liabilities	297.7	216.3
Total Other Liabilities and Deferred Credits	6,256.9	5,995.7
Commitments and Contingencies (Refer to Note 16)	—	—
Total Capitalization and Liabilities	$23,710.1	$22,653.9
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2014	2013
Operating Activities
Net Income	$375.8	$380.3
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	450.8	431.4
Net changes in price risk management assets and liabilities	1.9	1.9
Deferred income taxes and investment tax credits	220.8	199.1
Deferred revenue	1.9	1.6
Stock compensation expense and 401(k) profit sharing contribution	54.6	39.7
Gain on sale of assets	(19.3)	(10.2)
Income from unconsolidated affiliates	(32.3)	(25.5)
Gain on disposition of discontinued operations - net of taxes	—	(34.9)
Loss (Income) from discontinued operations - net of taxes	0.6	(7.5)
Amortization of debt related costs	7.5	7.0
AFUDC equity	(15.6)	(12.7)
Distributions of earnings received from equity investees	27.6	19.0
Changes in Assets and Liabilities
Accounts receivable	362.6	318.4
Income tax receivable	2.1	124.6
Inventories	(170.8)	(103.7)
Accounts payable	(218.1)	(177.7)
Customer deposits and credits	70.2	(20.4)
Taxes accrued	(67.7)	(68.0)
Interest accrued	(54.6)	(62.1)
(Under) Overrecovered gas and fuel costs	(19.2)	38.1
Exchange gas receivable/payable	(53.6)	28.1
Other accruals	(29.7)	(36.5)
Prepayments and other current assets	56.1	45.5
Regulatory assets/liabilities	17.1	71.5
Postretirement and postemployment benefits	(102.5)	(95.9)
Deferred credits	13.8	11.1
Deferred charges and other noncurrent assets	1.5	11.8
Other noncurrent liabilities	6.3	(6.3)
Net Operating Activities from Continuing Operations	887.8	1,067.7
Net Operating Activities (used for) from Discontinued Operations	(1.3)	10.9
Net Cash Flows from Operating Activities	886.5	1,078.6
Investing Activities
Capital expenditures	(1,441.7)	(1,297.3)
Insurance recoveries	6.8	6.4
Proceeds from disposition of assets	7.6	17.9
Restricted cash (deposits) withdrawals	(8.1)	28.5
Contributions to equity investees	(63.8)	(77.1)
Other investing activities	(13.0)	(48.4)
Net Investing Activities used for Continuing Operations	(1,512.2)	(1,370.0)
Net Investing Activities from Discontinued Operations	—	118.7
Net Cash Flows used for Investing Activities	(1,512.2)	(1,251.3)
Financing Activities
Issuance of long-term debt	748.4	815.3
Repayments of long-term debt and capital lease obligations	(517.1)	(505.2)
Premiums and other debt related costs	—	(3.2)
Change in short-term borrowings, net	612.4	43.9
Issuance of common stock	22.4	36.1
Acquisition of treasury stock	(10.3)	(8.0)
Dividends paid - common stock	(239.2)	(227.6)
Net Cash Flows from Financing Activities	616.6	151.3
Change in cash and cash equivalents used for continuing operations	(7.8)	(151.0)
Cash contributions (to) from discontinued operations	(1.3)	129.6
Cash and cash equivalents at beginning of period	26.8	36.3
Cash and Cash Equivalents at End of Period	$17.7	$14.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Common Stockholders' Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of January 1, 2014	$3.2	$(48.6)	$4,690.1	$1,285.5	$(43.6)	$5,886.6
Comprehensive Income:
Net Income	—	—	—	375.8	—	375.8
Other comprehensive income, net of tax	—	—	—	—	2.0	2.0
Common stock dividends	—	—	—	(321.4)	—	(321.4)
Treasury stock acquired	—	(10.3)	—	—	—	(10.3)
Issued:
Employee stock purchase plan	—	—	3.0	—	—	3.0
Long-term incentive plan	—	—	31.9	—	—	31.9
401(k) and profit sharing issuance	—	—	33.8	—	—	33.8
Dividend reinvestment plan	—	—	5.9	—	—	5.9
Balance as of September 30, 2014	$3.2	$(58.9)	$4,764.7	$1,339.9	$(41.6)	$6,007.3

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

Planned Separation of Columbia Pipeline Group and Initial Public Offering of Columbia Pipeline Partners LP
On September 28, 2014, NiSource announced that its Board of Directors had approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company (the “Proposed Separation”). If completed, the Proposed Separation will result in two energy infrastructure companies: NiSource Inc., a fully regulated natural gas and electric utilities company, and Columbia Pipeline Group Inc., a natural gas pipeline, midstream and storage company (“CPG”). The Proposed Separation is expected to occur in mid-2015.
Under the plan for the Proposed Separation, NiSource shareholders would retain their current shares of NiSource stock and receive a pro rata distribution of shares of CPG stock in a transaction that is expected to be tax-free to NiSource and its shareholders.
On September 29, 2014, Columbia Pipeline Partners LP, a wholly owned subsidiary (“CPPL”), filed with the Securities and Exchange Commission a Registration Statement on Form S-1 related to CPPL’s proposed initial public offering of common units representing limited partner interests in CPPL. We expect that CPPL will sell a minority share of its total limited partner interests in the offering, which is expected to occur in the first quarter of 2015. If the proposed offering closes, CPPL’s initial asset would consist of an approximate 14.6% ownership interest in CPG OpCo LP (“Columbia OpCo”), which is the entity that will own substantially all of NiSource’s natural gas transmission, midstream and storage assets. In addition, NiSource, through its ownership of CPG, would indirectly own (a) the remaining ownership interest in Columbia OpCo, (b) the general partner of CPPL, (c) the remaining CPPL limited partner interests that are not sold in the offering and (d) all the incentive distribution rights in CPPL.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Denominator
Basic average common shares outstanding	315,418	312,842	314,889	312,053
Dilutive potential common shares:
Stock options	32	112	30	102
Shares contingently issuable under employee stock plans	725	369	649	327
Shares restricted under stock plans	451	490	438	477
Diluted Average Common Shares	316,626	313,813	316,006	312,959

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.    Discontinued Operations and Assets and Liabilities Held for Sale

There were no assets and liabilities of discontinued operations and held for sale on the Condensed Consolidated Balance Sheets (unaudited) at September 30, 2014 and December 31, 2013.

Results from discontinued operations are provided in the following table. These results are primarily from a settlement at NiSource's former exploration and production subsidiary, CER, NiSource's Retail Services business, and NiSource's unregulated natural gas marketing business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net Revenues from Discontinued Operations	$—	$0.4	$—	$1.3
(Loss) Income from discontinued operations	(0.2)	0.1	(1.0)	12.2
Income tax (benefit) expense	(0.1)	—	(0.4)	4.7
(Loss) Income from Discontinued Operations - net of taxes	$(0.1)	$0.1	$(0.6)	$7.5
(Loss) Gain on Disposition of Discontinued Operations - net of taxes	$—	$(1.5)	$—	$34.9

5.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities” on the Condensed Consolidated Balance Sheets (unaudited).

Changes in NiSource’s liability for asset retirement obligations for the nine months ended September 30, 2014 and 2013 are presented in the table below:

(in millions)	2014	2013
Balance as of January 1,	$174.4	$160.4
Accretion expense	1.2	0.9
Accretion recorded as a regulatory asset/liability	6.3	6.5
Additions	2.3	9.7
Settlements	(1.4)	(1.3)
Change in estimated cash flows(1)	(7.6)	(0.7)
Balance as of September 30,	$175.2	$175.5
(1)The change in estimated cash flows for 2014 is primarily attributed to changes in estimated costs to retire pipeline.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.    Regulatory Matters
Gas Distribution Operations Regulatory Matters

Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560 into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post in service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case.  The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On October 3, 2013, NIPSCO filed its gas TDSIC seven-year plan of eligible investments for a total of approximately $710 million with the IURC. On April 30, 2014, the IURC issued an order approving NIPSCO's gas TDSIC seven-year plan. On May 29, 2014, the NIPSCO Industrial Group filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's April 30, 2014 ruling. Subsequently, the NIPSCO Industrial Group filed a Voluntary Notice of Dismissal, which was granted with prejudice.

On September 12, 2014, Columbia of Ohio filed an application that seeks authority to establish a regulatory asset and defer, for accounting and financial reporting purposes, the expenditures to be incurred in implementing Columbia of Ohio’s Pipeline Safety Program. Columbia of Ohio is requesting authority to defer Pipeline Safety Program costs of up to $15 million annually. Comments are due November 17, 2014, and Reply Comments are due December 2, 2014.

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

On September 16, 2013, Columbia of Massachusetts filed its Peak Period GAF for the period November 1, 2013 through April 30, 2014, and its Peak Period 2012-2013 GAF Reconciliation. On January 17, 2014, Columbia of Massachusetts filed a revision to the GAF effective February 1, 2014, and on February 18, 2014, Columbia of Massachusetts filed its second revision to the GAF effective March 1, 2014, to eliminate Columbia of Massachusetts’s projected Peak Period under-collection of $50.0 million. On February 28, 2014, the Massachusetts DPU approved a revised GAF subject to further review and reconciliation to recover approximately $25 million of the anticipated under-collection and defer recovery of the remaining $25 million to November 2014 through April 2015, and thus, this deferred amount has been incorporated into the proposed GAF as filed on September 16, 2014, in Columbia of Massachusetts’s 2014-2015 Peak Period GAF filing.

On August 4, 2014, Columbia of Massachusetts filed its 2014-2015 Peak Period LDAF and on September 16, 2014, Columbia of Massachusetts filed its 2014 PEF and its 2014 RAAF, each with a proposed effective date of November 1, 2014. Columbia of Massachusetts expects approval of the 2014-2015 LDAF by October 31, 2014. Columbia of Massachusetts also expects approval of the 2014 PEF and 2014 RAAF by October 31, 2014, subject to further investigation and reconciliation.

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

On March 21, 2014, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $54.1 million annually. The case is driven by Columbia of Pennsylvania’s capital investment program which exceeds $180 million in both 2014 and 2015 as well as new pipeline safety-related operation and maintenance expenditures. Columbia of Pennsylvania seeks Pennsylvania PUC approval to implement additional rates to recover costs that are projected to be incurred after the implementation of those new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2012. Columbia of Pennsylvania's filing seeks to implement rates in December 2014 under which Columbia of Pennsylvania would immediately begin to recover costs that are projected for the twelve-month period ending December 31, 2015. On September 5, 2014, the parties to the rate case filed a joint petition which seeks approval of a full settlement. If the settlement is approved, Columbia of Pennsylvania will be authorized to increase its annual base revenues by $32.5 million. The administrative law judge assigned to the case issued a Recommended Decision on October 17, 2014, in which he recommended that the settlement be approved, without modification. A final order from the Pennsylvania PUC is expected in the fourth quarter of 2014.

On April 30, 2014, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $31.8 million, which includes $6.9 million in annual revenues currently collected as a separate infrastructure replacement rider on customers’ bills under the Virginia SAVE Plan Act. The SAVE rider will be reset to zero and these revenues will be moved into non-gas base rates, resulting in a proposed net revenue increase of $24.9 million per year. Columbia of Virginia also seeks to recover costs related to its implementation of pipeline safety programs and forward looking adjustments to its capital investments and changes in operating costs projected to occur during the rate year ending September 30, 2015. In addition, Columbia of Virginia is proposing a change from volumetric based (Mcf) billing to thermal based (Btu) billing. The VSCC issued a procedural order in the case on May 28, 2014 which scheduled the case for hearing on December 9, 2014. New rates are subject to refund and became effective October 1, 2014.

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

Certain NiSource distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC's approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction.

As further discussed above, NIPSCO has approval from the IURC to recover certain costs for transmission, distribution and storage system improvements. On August 28, 2014, NIPSCO filed its gas TDSIC-1 with the IURC for ratemaking and accounting relief associated with the eligible investments, which included $4.4 million of net capital expenditures for the period ended June 30, 2014. This filing includes changes to the revenue requirement mechanism to be consistent with the IURC order in the electric TDSIC case and revised seven-year plan eligible investment projections. An order is expected in the first quarter of 2015.

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
The second year of the program includes planned modernization investments of approximately $330 million. Columbia Transmission and its customers have agreed to the initial five years of the comprehensive modernization program, with an opportunity to mutually extend the agreement.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Cost Recovery Trackers. A significant portion of the regulated transmission and storage companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 4 of the Natural Gas Act. However, certain operating costs of the NiSource regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas, which is settled in-kind and reflected net of recoveries in operating expenses. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include third-party pipeline transportation, electric compression, certain environmental related expenses, and certain operational purchases and sales of natural gas.

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

On November 12, 2013, several industrial customers, including INDIEC, filed a complaint at the FERC regarding the 12.38% base ROE used to set the MISO Transmission Owners' transmission rates and requested a reduction in the base ROE to 9.15%. The complaint requested that FERC limit the capital structure of MISO Transmission Owners to no more than 50% common equity for ratemaking purposes and that FERC eliminate incentive adders for membership in a RTO. On October 16, 2014, FERC issued an Order that dismissed the portions of the complaint that challenged Transmission Owner capital structures and incentive adders; set the base ROE for hearing and suspended to allow for settlement; set a refund effective date of November 12, 2013; and directed the parties to the new two-step discounted cash flow methodology established by FERC in Opinion No. 531 in Docket No. EL11-77-001. NIPSCO is unable to estimate the impact of this complaint or the timing of any potential impact at this time.

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

NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, NIPSCO is permitted to recover (1) AFUDC and a return on the capital investment expended by NIPSCO to implement environmental compliance plan projects through an ECRM and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational through an EERM. On August 1, 2014, NIPSCO filed ECR-24 which included $658.4 million of net capital expenditures for the period ended June 30, 2014. An order is expected in the fourth quarter of 2014.

As further discussed above, NIPSCO has approval from the IURC to recover certain costs for transmission and distribution system improvements. On August 28, 2014, NIPSCO filed its electric TDSIC-1 with the IURC for ratemaking and accounting relief associated with the eligible investments, which included $19.4 million of net capital expenditures for the period ended June 30, 2014. An order is expected in the fourth quarter of 2014.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2014 and December 31, 2013:

Recurring Fair Value Measurements September 30, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Assets
Price risk management assets:
Commodity financial price risk programs	$0.7	$—	$—	$0.7
Available-for-sale securities	31.6	103.6	—	135.2
Total	$32.3	$103.6	$—	$135.9
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$3.5	$—	$0.9	$4.4
Total	$3.5	$—	$0.9	$4.4

Recurring Fair Value Measurements December 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Price risk management assets:
Commodity financial price risk programs	$2.1	$—	$—	$2.1
Interest rate risk activities	—	21.1	—	21.1
Available-for-sale securities	25.3	96.1	—	121.4
Total	$27.4	$117.2	$—	$144.6
Liabilities
Price risk management liabilities:
Commodity Financial price risk programs	$1.6	$—	$0.1	$1.7
Total	$1.6	$—	$0.1	$1.7
Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

September 30, 2014 and December 31, 2013, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
At December 31, 2013, price risk management assets also include fixed-to-floating interest rate swaps, which are designated as fair value hedges, as a means to achieve NiSource’s targeted level of variable-rate debt as a percent of total debt. NiSource used a calculation of future cash inflows and estimated future outflows related to the swap agreements, which we discounted and netted to determine the current fair value. Additional inputs to the present value calculation include the contract terms, as well as market parameters such as current and projected interest rates and volatility. As they are based on observable data and valuations of similar instruments, the interest rate swaps are categorized in Level 2 in the fair value hierarchy. Credit risk is considered in the fair value calculation of the interest rate swap. On July 15, 2014, $500.0 million of fixed-to-variable interest rate swaps expired, whereby NiSource Finance received payments based upon a fixed 5.40% interest rate and paid a floating interest rate amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum.
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at September 30, 2014 and December 31, 2013 were:

September 30, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$34.3	$0.2	$(0.3)	$34.2
Corporate/Other	101.0	0.9	(0.9)	101.0
Total Available-for-sale debt securities	$135.3	$1.1	$(1.2)	$135.2
December 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$30.3	$0.3	$(0.5)	$30.1
Corporate/Other	91.5	1.1	(1.3)	91.3
Total Available-for-sale debt securities	$121.8	$1.4	$(1.8)	$121.4
For the three months ended September 30, 2014 and 2013, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.1 million, respectively. For the three months ended September 30, 2014 and 2013, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.1 million and zero, respectively.
For the nine months ended September 30, 2014 and 2013, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.1 million and $0.5 million, respectively. For the nine months ended September 30, 2014 and 2013, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.3 million.
The cost of maturities sold is based upon specific identification. At September 30, 2014, approximately $4.9 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At September 30, 2014, approximately $6.2 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the nine months ended September 30, 2014.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

B.    Other Fair Value Disclosures for Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, notes receivable, customer deposits and short-term borrowings is a reasonable estimate of fair value due to their liquid or short-term nature. NiSource’s long-term borrowings are recorded at historical amounts.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the nine months ended September 30, 2014 and 2013, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2014	Estimated Fair Value as of September 30, 2014	Carrying Amount as of Dec. 31, 2013	Estimated Fair Value as of Dec. 31, 2013
Long-term debt (including current portion)	$8,416.1	$9,338.2	$8,135.3	$8,697.3

8.    Transfers of Financial Assets
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
Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 17, 2014. The maximum seasonal program limit under the terms of the current agreement is $240 million. The current agreement expires on October 16, 2015, and can be further renewed if mutually agreed to by all parties. As of September 30, 2014, $70.8 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by PNC and Mizuho. This agreement was last renewed on August 27, 2014. The maximum seasonal program limit under the terms of the current agreement is $200 million. The current agreement expires on August 26, 2015, and can be further renewed if mutually agreed to by all parties. As of September 30, 2014, $125.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The maximum seasonal program limit under the terms of the agreement is $75 million. The agreement with BTMU was renewed on March 11, 2014, having a current scheduled termination date of March 10, 2015, and can be further renewed if mutually agreed to by both parties. As of September 30, 2014, $10.0 million of accounts receivable had been transferred

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of September 30, 2014 and December 31, 2013 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	September 30, 2014	December 31, 2013
Gross Receivables	$374.0	$610.9
Less: Receivables not transferred	168.2	345.8
Net receivables transferred	$205.8	$265.1
Short-term debt due to asset securitization	$205.8	$265.1
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

9.    Goodwill

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

NiSource's goodwill assets as of September 30, 2014 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, NIPSCO Gas Distribution Operations' goodwill assets of $17.8 million at September 30, 2014 relate to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

10.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2014 and 2013, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2014 and 2013 were 45.1% and 36.0%, respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013 were 37.7% and 34.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 9.1% in 2014 versus 2013 is primarily due to a change in the estimated annual effective tax rate due to a revision in estimated nontaxable income during the third quarter of 2014. The increase in the year-to-date effective tax rate of 3.0% is primarily due to the impact of the Indiana tax rate change, see below for further information, and deferred tax adjustments recorded in 2013 related to state apportionment changes.

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

There were no material changes recorded in 2014 to NiSource's uncertain tax positions as of December 31, 2013.

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

For the nine months ended September 30, 2014, NiSource has contributed $35.3 million to its pension plans and $29.3 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following tables provide the components of the plans’ net periodic benefits cost for the three and nine months ended September 30, 2014 and 2013:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$8.7	$9.0	$2.0	$3.0
Interest cost	27.2	24.9	7.0	8.0
Expected return on assets	(45.3)	(42.0)	(9.3)	(7.6)
Amortization of transition obligation	—	—	—	0.2
Amortization of prior service cost (credit)	0.1	—	(1.4)	(0.2)
Recognized actuarial loss	11.9	18.9	0.2	2.8
Settlement loss	—	4.0	—	—
Total Net Periodic Benefit Cost (Credit)	$2.6	$14.8	$(1.5)	$6.2

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$26.1	$27.7	$6.5	$9.0
Interest cost	81.8	73.5	23.0	24.2
Expected return on assets	(135.9)	(126.5)	(27.5)	(22.8)
Amortization of transition obligation	—	—	—	0.4
Amortization of prior service cost (credit)	0.1	0.2	(2.9)	(0.6)
Recognized actuarial loss	35.7	59.3	0.3	8.4
Settlement loss	—	28.3	—	—
Total Net Periodic Benefit Cost (Credit)	$7.8	$62.5	$(0.6)	$18.6

In 2013, NiSource pension plans had lump sum payouts exceeding the plans' 2013 service cost plus interest cost and, therefore, settlement accounting was required.

12.    Variable Interests and Variable Interest Entities
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $17.0 million and $17.1 million for the nine months ended September 30, 2014 and 2013, respectively.

13.    Long-Term Debt

On August 20, 2014, NiSource Finance negotiated a $750.0 million three-year bank term loan with a syndicate of banks which carries a floating interest rate of BBA LIBOR plus 100 basis points.

On July 15, 2014, NiSource Finance redeemed $500.0 million of 5.40% senior unsecured notes at maturity.

14.    Short-Term Borrowings
NiSource Finance maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At September 30, 2014, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility. At September 30, 2014, NiSource had $1,105.3 million of commercial paper outstanding.
As of September 30, 2014, NiSource had $31.2 million of stand-by letters of credit outstanding of which $15.0 million were under the revolving credit facility. At December 31, 2013, NiSource had $31.6 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $205.8 million and $265.1 million as of September 30, 2014 and December 31, 2013, respectively. Refer to Note 8, “Transfers of Financial Assets,” for additional information.

(in millions)	September 30, 2014	December 31, 2013
Commercial Paper weighted average interest rate of 0.67% and 0.70% at September 30, 2014 and December 31, 2013, respectively.	$1,105.3	$433.6
Accounts receivable securitization facility borrowings	205.8	265.1
Total Short-Term Borrowings	$1,311.1	$698.7

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

15.    Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the 1994 Plan (defined below) or the Director Stock Incentive Plan ("Director Plan") that expire or terminate for any reason. No further awards are permitted to be granted under the 1994 Plan or the Director Plan. At September 30, 2014, there were 6,260,962 shares reserved for future awards under the Omnibus Plan.

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
NiSource recognized stock-based employee compensation expense of $16.3 million and $8.8 million for the three months ended September 30, 2014 and 2013, respectively, as well as related tax benefits of $5.4 million and $3.2 million, respectively. For the nine months ended September 30, 2014 and 2013, stock-based employee compensation expense of $27.3 million and $17.5 million was recognized, respectively, as well as related tax benefit of $10.1 million and $6.1 million, respectively.
As of September 30, 2014, the total remaining unrecognized compensation cost related to nonvested awards amounted to $26.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.
Stock Options. As of September 30, 2014, approximately 0.1 million options were outstanding and exercisable with a weighted average strike price of $22.62. No options were granted during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the aggregate intrinsic value for the options outstanding and exercisable was $2.0 million. During the nine months ended September 30, 2014 and 2013, cash received from the exercise of options was $6.8 million and $22.6 million, respectively.
Restricted Stock Units and Restricted Stock. During the nine months ended September 30, 2014, NiSource granted 148,133 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of restricted stock units and shares of restricted stock was $4.8 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of September 30, 2014, 309,829 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the nine months ended September 30, 2014, NiSource granted 535,037 performance shares subject to service and performance conditions. The grant date fair value of the awards was $16.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service and performance period. As of September 30, 2014, 1,735,551 nonvested performance shares were granted and outstanding.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay payable in shares of common stock. For the quarters ended September 30, 2014 and 2013, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $10.5 million and $7.9 million, respectively. For the nine months ended September 30, 2014 and 2013, NiSource recognized 401(k) match, profit sharing and non-elective contribution expenses of $27.4 million and $22.2 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

16.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2014 and the years in which they expire were:

(in millions)	Total	2014	2015	2016	2017	2018	After
Guarantees of subsidiaries debt	$7,960.5	$—	$230.0	$616.5	$1,257.0	$800.0	$5,057.0
Accounts receivable securitization	205.8	205.8	—	—	—	—	—
Lines of credit	1,105.3	1,105.3	—	—	—	—	—
Letters of credit	31.2	—	31.2	—	—	—	—
Other guarantees	142.4	7.4	29.5	—	—	—	105.5
Total commercial commitments	$9,445.2	$1,318.5	$290.7	$616.5	$1,257.0	$800.0	$5,162.5

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $8.0 billion of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement, Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheets (unaudited). The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding medium-term notes.
Lines and Letters of Credit and Accounts Receivable Advances. NiSource Finance maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for the issuance of letters of credit, and also for general corporate purposes. At September 30, 2014, NiSource had no borrowings under its five-year revolving credit facility, $1,105.3 million in commercial paper outstanding and $205.8 million outstanding under its accounts receivable securitization agreements. At September 30, 2014, NiSource issued stand-by letters of credit of approximately $31.2 million for the benefit of third parties. See Note 14, “Short-Term Borrowings,” for additional information.
Other Guarantees or Obligations. NiSource has additional purchase and sales agreement guarantees totaling $25.6 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has on deposit a letter of credit with Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the debt service reserve account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of September 30, 2014.
NiSource has issued other guarantees supporting derivative related payments associated with operating leases for many of its subsidiaries and for other agreements entered into by its current and former subsidiaries.
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
As of September 30, 2014 and December 31, 2013, NiSource had recorded an accrual of approximately $130.9 million and $143.9 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated liability were noted as a result of the refresh completed as of June 30, 2014. The total estimated liability at NiSource related to the facilities subject to remediation was $122.8 million and $129.5 million at September 30, 2014 and December 31, 2013, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect Columbia Pipeline Group Operations and Electric Operations.
Columbia Pipeline Group Operations.

Air
In April 2014, the Pennsylvania DEP proposed a rule, Additional RACT Requirements for Major Sources of NOx and VOCs, which may require emissions reductions from several Columbia Transmission turbines and reciprocating engines. The rule is expected to be finalized by the end of 2014 and would give facilities three years to bring emissions sources into compliance with the reductions required by this rule. Columbia Transmission will continue to monitor developments in this matter and cannot estimate costs at this time.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). NiSource utilizes a probabilistic model to estimate its future remediation costs related to the 1995 AOC. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the liability were noted as a result of the refresh completed as of June 30, 2014. The total remaining liability at Columbia Transmission related to the facilities subject to remediation was $2.8 million and $8.7 million at September 30, 2014 and December 31, 2013, respectively. The liability represents Columbia Transmission’s best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be substantially completed in 2015.
Electric Operations.
Air
NIPSCO is subject to a number of new air-quality mandates in the next several years. These mandates require NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $860 million, of which approximately $155.8 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. NIPSCO believes that the capital costs will likely be recoverable from customers.

EPA Cross-State Air Pollution Rule / Clean Air Interstate Rule (CAIR) / Transport Rule: On July 6, 2011, the EPA announced its replacement for the 2005 CAIR to reduce the interstate transport of fine particulate matter and ozone. The CSAPR reduces overall emissions of SO2 and NOx by setting state-wide caps on power plant emissions. Implementation of the CSAPR was delayed for

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

several years by litigation, but the EPA recently received permission from a court to begin enforcing CSAPR on January 1, 2015. The EPA’s implementation of CSAPR will not significantly impact NIPSCO's current emissions control plans. NIPSCO utilizes the inventory model in accounting for emission allowances issued under the CAIR program whereby these allowances were recognized at zero cost upon receipt from the EPA. NIPSCO believes its current multi-pollutant compliance plan and New Source Review Consent Decree capital investments will allow NIPSCO to meet the emission requirements of CSAPR.

Utility Mercury and Air Toxics Standards Rule: On December 16, 2011, the EPA finalized the MATS rule establishing new emissions limits for mercury and other air toxics. Compliance for NIPSCO’s affected units is required by April 2015, or by April 2016 for those affected units that have been approved for a one year compliance extension by IDEM. NIPSCO is implementing an IURC-approved plan for environmental controls to comply with MATS.
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

Water
On August 15, 2014, the EPA published the final Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. Under this rule, stations will have to either demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. The cost to comply will depend on a number of factors, including evaluation of the various compliance options available under the regulation and permitting-related discussions with IDEM. NIPSCO is currently evaluating these options and cannot estimate the cost of compliance at this time.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013:

Three Months Ended September 30, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2014	$0.5	$(24.5)	$(17.4)	$(41.4)
Other comprehensive income before reclassifications	(0.5)	—	(0.1)	(0.6)
Amounts reclassified from accumulated other comprehensive income	(0.1)	0.6	(0.1)	0.4
Net current-period other comprehensive (loss) income	(0.6)	0.6	(0.2)	(0.2)
Balance as of September 30, 2014	$(0.1)	$(23.9)	$(17.6)	$(41.6)

Nine Months Ended September 30, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2014	$(0.3)	$(25.8)	$(17.5)	$(43.6)
Other comprehensive income before reclassifications	0.5	0.1	(0.4)	0.2
Amounts reclassified from accumulated other comprehensive income	(0.3)	1.8	0.3	1.8
Net current-period other comprehensive income (loss)	0.2	1.9	(0.1)	2.0
Balance as of September 30, 2014	$(0.1)	$(23.9)	$(17.6)	$(41.6)

Three Months Ended September 30, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2013	$(0.7)	$(27.2)	$(34.1)	$(62.0)
Other comprehensive income before reclassifications	1.0	(0.1)	(0.6)	0.3
Amounts reclassified from accumulated other comprehensive income	(0.1)	0.7	0.7	1.3
Net current-period other comprehensive income	0.9	0.6	0.1	1.6
Balance as of September 30, 2013	$0.2	$(26.6)	$(34.0)	$(60.4)

Nine Months Ended September 30, 2013 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2013	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(1.9)	(0.1)	2.6	0.6
Amounts reclassified from accumulated other comprehensive income	(0.5)	2.1	2.9	4.5
Net current-period other comprehensive (loss) income	(2.4)	2.0	5.5	5.1
Balance as of September 30, 2013	$0.2	$(26.6)	$(34.0)	$(60.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Equity Investment
As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss at September 30, 2014 of $16.9 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $16.9 million and $17.7 million at September 30, 2014 and December 31, 2013, respectively, is included in gains and losses on cash flow hedges above.

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
At September 30, 2014, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, midwestern and southern states along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Revenues
Gas Distribution Operations
Unaffiliated	$411.9	$409.5	$2,593.8	$2,126.8
Intersegment	—	—	0.3	0.2
Total	411.9	409.5	2,594.1	2,127.0
Columbia Pipeline Group Operations
Unaffiliated	285.7	251.3	900.2	752.0
Intersegment	31.9	31.4	106.5	105.9
Total	317.6	282.7	1,006.7	857.9
Electric Operations
Unaffiliated	424.4	413.6	1,279.9	1,175.9
Intersegment	0.3	0.1	0.6	0.5
Total	424.7	413.7	1,280.5	1,176.4
Corporate and Other
Unaffiliated	1.9	2.4	5.6	5.8
Intersegment	138.1	119.6	393.8	351.3
Total	140.0	122.0	399.4	357.1
Eliminations	(170.3)	(151.1)	(501.2)	(457.9)
Consolidated Gross Revenues	$1,123.9	$1,076.8	$4,779.5	$4,060.5
Operating Income (Loss)
Gas Distribution Operations	$0.8	$(5.0)	$362.4	$279.1
Columbia Pipeline Group Operations	94.4	98.7	357.0	321.0
Electric Operations	76.9	87.5	218.7	212.2
Corporate and Other	(14.3)	(4.8)	(27.0)	(13.0)
Consolidated Operating Income	$157.8	$176.4	$911.1	$799.3

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in millions)	2014	2013
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$213.9	$202.7
Assets acquired under a capital lease	69.9	5.7
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$375.0	$359.4
Cash paid for income taxes	12.2	8.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

Note regarding forward-looking statements
The Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, the Proposed Separation, the Columbia Pipeline Partners LP initial public offering and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, the timing to consummate the Proposed Separation and the Columbia Pipeline Partners LP initial public offering (collectively, the “Proposed Transactions”), the risk that a condition to consummation of a proposed transaction is not satisfied, disruption to operations as a result of the Proposed Transactions, the inability of one or more of the businesses to operate independently following the completion of the Proposed Separation and the matters set forth in the “Risk Factors” section of NiSource’s 2013 Form 10-K and this Form 10-Q, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims a duty to update any of the forward-looking statements contained in this report.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

CONSOLIDATED REVIEW

Planned Separation of Columbia Pipeline Group and Initial Public Offering of Columbia Pipeline Partners LP
On September 28, 2014, NiSource announced that its Board of Directors had approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company (the “Proposed Separation”). If completed, the Proposed Separation will result in two energy infrastructure companies: NiSource Inc., a fully regulated natural gas and electric utilities company, and Columbia Pipeline Group Inc., a natural gas pipeline, midstream and storage company (“CPG”). The Proposed Separation is expected to occur in mid-2015.
Under the plan for the Proposed Separation, NiSource shareholders would retain their current shares of NiSource stock and receive a pro rata distribution of shares of CPG stock in a transaction that is expected to be tax-free to NiSource and its shareholders.
The Proposed Separation is subject to various conditions, including, without limitation, the receipt by NiSource of a legal opinion on the tax-free nature of the distribution and final approval of the NiSource Board of Directors. NiSource shareholder approval of the transaction is not required. There is no assurance that the transaction will be completed in mid-2015 or at all.
On September 29, 2014, Columbia Pipeline Partners LP, a wholly owned subsidiary (“CPPL”), filed with the Securities and Exchange Commission a Registration Statement on Form S-1 related to CPPL’s proposed initial public offering of common units representing limited partner interests in CPPL. We expect that CPPL will sell a minority share of its total limited partner interests in the offering, which is expected to occur in the first quarter of 2015. If the proposed offering closes, CPPL’s initial asset would consist of an approximate 14.6% ownership interest in CPG OpCo LP (“Columbia OpCo”), which is the entity that will own

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

substantially all of NiSource’s natural gas transmission, midstream and storage assets. In addition, NiSource, through its ownership of CPG, would indirectly own (a) the remaining ownership interest in Columbia OpCo, (b) the general partner of CPPL, (c) the remaining CPPL limited partner interests that are not sold in the offering and (d) all the incentive distribution rights in CPPL.
If the Proposed Separation occurs, CPG would no longer be a subsidiary of NiSource and, thus, NiSource would cease to own (a) any interest in Columbia OpCo, (b) the general partner of CPPL, (c) any of the limited partner interests in CPPL or (d) any of the incentive distribution rights in CPPL.
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
For the nine months ended September 30, 2014, NiSource reported income from continuing operations of $376.4 million, or $1.19 per basic share, compared to $337.9 million, or $1.08 per basic share reported for the same period in 2013.
The increase in income from continuing operations was due primarily to the following items:

•
Regulatory and service programs at Gas Distribution Operations increased net revenues by $69.9 million primarily due to the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Refer to Note 8, “Regulatory Matters,” to the Consolidated Financial Statements included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information.

•
Demand margin revenue increased by $34.1 million at Columbia Pipeline Group Operations primarily as a result of growth projects placed in service. Refer to the Columbia Pipeline Group Operations' segment discussion for further information on growth projects.

•
The Company recognized previously deferred gains of $20.8 million from the conveyances of mineral interests at Columbia Pipeline Group Operations. As of September 30, 2014, remaining gains of approximately $21.0 million recorded in "Deferred revenue" on the Condensed Consolidated Balance Sheets (unaudited) will be recognized in earnings upon performance of future obligations.

•
Net revenues increased by $20.6 million as a result of higher industrial usage at Electric Operations primarily due to large industrial customers expanding plant operations and using less internal generation. Refer to the Electric Operations' segment discussion for further information.

•
Increased third party drilling activity resulted in an increase in mineral rights royalty revenue at Columbia Pipeline Group Operations of $20.5 million. The Company expects to invest in excess of $20 million a year in its mineral rights positions.

These increases to income from continuing operations were partially offset by the following:

•
Employee and administrative expense increased by $55.2 million due primarily to outages and maintenance, greater labor expense due to a growing workforce and reduced payroll capitalization, and IT support and enhancement projects.

•
Interest expense increased by $23.5 million resulting from the issuance of $500.0 million of long-term debt in October 2013 and the issuance of $750.0 million of long-term debt in April 2013. These increases were partially offset by the maturity of $500 million of long-term debt in July 2014 and the maturity of $420.3 million of long-term debt in March 2013.

•	Outside service costs increased by $22.7 million primarily due to costs associated with the Proposed Separation and Columbia of Pennsylvania's pipeline safety initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•	Depreciation and amortization increased $21.2 million primarily due to higher capital expenditures. NiSource projects 2014 capital expenditures to be approximately $2.2 billion.
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

•
On April 30, 2014, the IURC approved NIPSCO's seven-year, $710 million, natural gas modernization program, referred to as TDSIC. The program complements the in-progress $1.1 billion electric TDSIC approved in February 2014, and is addressing system modernization as well as system expansion in certain areas.

•
Progress also continued on two major NIPSCO electric transmission projects designed to enhance system flexibility and reliability. Right-of-way acquisition and permitting are underway for both projects. The Greentown-Reynolds project is a 70-mile, 765-kV line being constructed in a joint development agreement with Pioneer Transmission, and the Reynolds-Topeka project is a 100-mile, 345-kV line. The projects involve a NIPSCO investment of approximately $500 million and are anticipated to be in service by the end of 2018.

•
Two remaining FGD projects at NIPSCO’s coal-fired electric generating facilities remain on schedule. The FGD investments are part of approximately $860 million in environmental investments, including water quality and emission-control projects, recently completed and planned at NIPSCO’s electric generating facilities. One project is expected to be completed by the end of 2014 and the other by the end of 2015.

NiSource's Gas Distribution companies continue to execute their strategy of long-term infrastructure replacement and enhancement and advance their regulatory agenda.

•
On April 30, 2014, Columbia of Virginia filed a rate case with the VSCC to recover investments with a multi-year gas distribution system modernization program. If approved as filed, the case would increase annual revenues by approximately $24.9 million. The VSCC issued a procedural order in the case on May 28, 2014 which scheduled the case for hearing on December 9, 2014. New rates are subject to refund and became effective October 1, 2014.

•
On March 21, 2014, Columbia of Pennsylvania filed a rate case with the Pennsylvania PUC seeking an annual revenue increase of approximately $54.1 million to support continuation of Columbia of Pennsylvania’s ongoing infrastructure modernization program. On September 5, 2014, the parties to the rate case filed a joint petition which seeks approval of a full settlement which features an annual increase of $32.5 million. On October 17, 2014, the administrative law judge assigned to the case issued a Recommended Decision in which he recommended that the settlement be approved, without modification. A final order from the Pennsylvania PUC is expected in the fourth quarter of 2014.

•
On June 26, 2014, Massachusetts Governor Deval Patrick signed into law House Bill 4164, an Act relative to natural gas leaks. The centerpiece of the Bill significantly reduces the lag in recovery associated with priority pipe replacement under Columbia of Massachusetts’ current Targeted Infrastructure Reinvestment Factor. Columbia of Massachusetts will make its first filing under the new law on October 31, 2014. Recovery of infrastructure investments made under this program are expected to begin May 1, 2015.

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

•
Columbia Transmission is on track with the second year of its long-term system modernization program. The second year of the program includes planned modernization investments of approximately $330 million. Columbia Transmission and its customers have agreed to the initial five years of the comprehensive modernization program, with an opportunity to mutually extend the agreement. The overall program is expected to last 10 years or more and involves an aggregate investment in excess of $4 billion.

•
In August 2014, Columbia Pipeline Group confirmed details of its planned $1.75 billion investment in the Leach XPress and Rayne XPress projects. The projects will create a new pathway for delivering natural gas supplies to market, providing transportation capacity of approximately 1.5 Bcf per day for Marcellus and Utica shale gas on the Columbia Transmission system and 1.0 Bcf per day on the Columbia Gulf system. The projects, expected to be placed into service by the end of 2017, include approximately150 miles of new transmission pipeline and new compression facilities at multiple sites in Ohio and West Virginia.

•
The Columbia Pipeline Group Operations segment will invest approximately $870 million in its WB XPress project. This project will transport approximately 1.3 Bcf of Marcellus Shale production on the Columbia Transmission system to pipeline interconnects and East Coast markets, which includes access to the Cove Point LNG terminal. Resolution of conditions precedent is anticipated in the fourth quarter of 2014. The project is expected to be placed in service during the fourth quarter of 2018.

•
NiSource Midstream began work on its $120 million Washington County Gathering project. The project, anchored by a long-term agreement with a subsidiary of Range Resources Corporation, will consist of gathering pipelines and compression facilities in western Pennsylvania to transport production into a nearby Columbia Transmission pipeline. The project is expected to be in service during the fourth quarter of 2015, with additional expansion expected as gas production grows.

•
NiSource Midstream is expanding and optimizing its Big Pine Gathering System to support Marcellus Shale production in Western Pennsylvania by investing $65 million in facility enhancements to make a connection to the Big Pine pipeline and add compression facilities that will add incremental capacity. The project is expected to be in service during the third quarter of 2015.

Financial Management of the Balance Sheet
On August 20, 2014, NiSource Finance negotiated a $750.0 million million three-year bank term loan with a syndicate of banks which carries a floating interest rate of BBA LIBOR plus 100 basis points.

On July 15, 2014, NiSource Finance redeemed $500.0 million million of 5.40% senior unsecured notes at maturity.

Additionally on July 15, 2014, $500.0 million of fixed-to-variable interest rate swaps expired, whereby NiSource Finance received payments based upon a fixed 5.40% interest rate and paid a floating interest rate amount based on U.S. 6-month BBA LIBOR plus an average of 0.78% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

On September 28, 2014, NiSource announced that its Board of Directors has approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company whereby NiSource will continue as a fully regulated natural gas and electric utilities company. The separation announcement triggered ratings reviews by Standard & Poor’s, Moody’s, and Fitch. On September 29, 2014, Standard & Poor's affirmed the senior unsecured ratings for NiSource and the existing ratings of its other rated subsidiaries at BBB- and the NiSource Finance commercial paper rating of A-3, placing the company’s ratings on watch positive. On September 29, 2014, Moody's Investors Service affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On September 29, 2014, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of all other subsidiaries. Fitch's outlook for NiSource and its subsidiaries is stable.
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
Refer to “Controls and Procedures” included in Item 4.
Results of Operations
Quarter Ended September 30, 2014
Net Income
NiSource reported net income of $31.4 million, or $0.10 per basic share, for the three months ended September 30, 2014, compared to net income of $48.1 million, or $0.16 per basic share, for the third quarter of 2013. Income from continuing operations was $31.5 million, or $0.10 per basic share, for the three months ended September 30, 2014, compared to income from continuing operations of $49.5 million, or $0.16 per basic share, for the third quarter of 2013. Operating income was $157.8 million, a decrease of $18.6 million from the same period in 2013. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2014 were 315.4 million compared to 312.8 million at September 30, 2013.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended September 30, 2014, were $893.4 million, a $59.6 million increase from the same period last year. This increase in net revenues was primarily due to increased Columbia Pipeline Group Operations' net revenues of $35.0 million, higher Gas Distribution Operations' net revenues of $19.5 million and increased Electric Operations' net revenues of $5.7 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $15.6 million, increased demand margin revenue of $11.8 million primarily as a result of growth projects placed in service, higher mineral rights royalty revenue of $5.9 million and increased condensate revenue of $2.6 million.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $10.2 million for regulatory and service programs, including the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and the impacts of the rate case at Columbia of Massachusetts. Additionally, there was an increase in net revenues as result of a settlement of $3.2 million at Columbia of Massachusetts in 2013, increased industrial and commercial usage of $1.4 million, higher net revenues due to increased margins of $1.4 million and higher large customer revenue of $1.3 million.

•
Electric Operations’ net revenues increased primarily due to higher industrial and residential usage of $7.4 million, increased trackers, which are offset in expense, of $4.4 million and an increase in the return on the environmental capital investment recovery of $4.2 million due to an increased plant balance eligible for recovery. These increases were partially offset by the effects of weather of $10.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Operating Expenses
Operating expenses for the third quarter of 2014 were $747.6 million, an increase of $79.7 million from the 2013 period. This increase was primarily due to higher operation and maintenance expenses of $60.6 million, increased depreciation and amortization of $8.5 million and a decrease in the gain on the sale of assets of $6.9 million. The increase in operation and maintenance expenses was primarily due to increased employee and administrative costs of $31.7 million, higher regulatory trackers, which are offset in net revenues, of $18.6 million, increased outside service costs of $13.4 million, higher electric generation costs of $3.4 million and increased storm damage costs of $3.3 million. These increases were partially offset by a decrease in software data conversion costs of $7.5 million and lower environmental costs of $3.7 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service. The decrease in the gain on the sale of assets primarily resulted from the sale of storage base gas in 2013.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $12.0 million during the third quarter of 2014 compared to $10.5 million for the third quarter of 2013. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium, Hardy Storage and Pennant, which are integral to the Columbia Pipeline Group Operations’ business. Equity earnings increased primarily from increased earnings at Millennium attributable to growth projects placed in service.
Other Income (Deductions)
Other Income (Deductions) reduced income by $100.4 million in the third quarter of 2014 compared to a reduction in income of $99.0 million in the prior year. The increase in deductions is primarily due to an increase in interest expense of $5.9 million resulting from the issuance of $500.0 million of long-term debt in October 2013 and the expiration of $500.0 million of interest rate swaps in July 2014. These increases were partially offset by the maturity of $500.0 million of long-term debt in July 2014. Other, net of $9.2 million was recorded in 2014 compared to $4.7 million in the prior year. This increase is primarily attributable to current period transmission upgrade agreement income.
Income Taxes
Income tax expense for the quarter ended September 30, 2014 was $25.9 million compared to $27.9 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2014 and 2013, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended September 30, 2014 and 2013 were 45.1% and 36.0%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences. The increase in the three month effective tax rate of 9.1% in 2014 versus 2013 is primarily due to a change in the estimated annual effective tax rate due to a revision in estimated nontaxable income during the third quarter of 2014. Refer to Note 10, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of income taxes.
Results of Operations
Nine Months Ended September 30, 2014
Net Income
NiSource reported net income of $375.8 million, or $1.19 per basic share, for the nine months ended September 30, 2014, compared to net income of $380.3 million, or $1.22 per basic share, for the nine months ended 2013. Income from continuing operations was $376.4 million, or $1.19 per basic share, for the nine months ended September 30, 2014, compared to income from continuing operations of $337.9 million, or $1.08 per basic share, for the nine months ended 2013. Operating income was $911.1 million, an increase of $111.8 million from the same period in 2013. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2014 were 314.9 million compared to 312.1 million at September 30, 2013.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2014, were $3,116.0 million, a $323.8 million increase from the same period last year. This increase in net revenues was primarily due to increased Columbia Pipeline Group Operations' net revenues of $148.9 million, higher Gas Distribution Operations' net revenues of $136.9 million, and increased Electric Operations' net revenues of $38.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $87.6 million, increased demand margin revenue of $34.1 million primarily as a result of growth projects placed in service, higher mineral rights royalty revenue of $20.5 million due to increased third party drilling activity and higher condensate revenue of $3.7 million.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $69.9 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, the effects of colder weather of $19.7 million and increased regulatory and tax trackers, which are offset in expense, of $17.0 million. Additionally, there was higher residential, commercial and industrial usage of $8.8 million, an increase in off-system sales of $5.1 million, higher revenue of $4.9 million due to increased customer count and an increase in large customer revenue of $4.6 million. Also, there were higher net revenues due to increased margins of $3.9 million, higher net revenues from the recovery of storage inventory costs of $3.6 million and a settlement of $3.2 million at Columbia of Massachusetts in 2013. These increases were partially offset by a decrease of $5.8 million resulting from NIPSCO’s GCIM.

•
Electric Operations’ net revenues increased primarily due to higher industrial and residential usage of $21.9 million, an increase in the return on the environmental capital investment recovery of $17.3 million due to an increased plant balance eligible for recovery. Additionally, there were increased net revenues of $4.1 million as a result of two electric transmission projects authorized by the MISO and higher off-system sales of $3.9 million. These increases were partially offset by a decrease in transmission upgrade revenue of $6.5 million and the effects of weather of $3.8 million.

Operating Expenses
Operating expenses for the nine months ended September 30, 2014 were $2,237.8 million, an increase of $219.3 million from the 2013 period. This increase was primarily due to higher operation and maintenance expenses of $188.2 million, increased other taxes of $20.8 million and higher depreciation and amortization of $19.4 million. These increases were partially offset by an increase in the gain on sale of assets of $9.1 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in net revenues, of $99.9 million, higher employee and administrative costs of $55.2 million, increased outside service costs of $22.7 million, higher electric generation costs of $14.3 million and an increase of uncollectibles of $4.5 million. These increases were partially offset by lower software data conversion costs of $7.5 million and a decrease in environmental costs of $5.5 million. The increase in other taxes is primarily due to higher property and other taxes of $13.9 million and increased tax trackers, which are offset in net revenues, of $6.9 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service. The increase in the gain on sale of assets primarily results from conveyances of mineral interests of $20.8 million, offset by the sale of storage base gas in 2013 of $11.1 million at Columbia Pipeline Group Operations.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $32.9 million during the nine months ended September 30, 2014, compared to $25.6 million from the 2013 period. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium, Hardy Storage and Pennant, which are integral to the Columbia Pipeline Group Operations’ business. Equity earnings increased primarily from increased earnings at Millennium attributable to growth projects placed in service.
Other Income (Deductions)
Other Income (Deductions) reduced income by $306.6 million for the nine months ended September 30, 2014, compared to a reduction in income of $282.2 million in the prior year. The increase in deductions is primarily due to an increase in interest expense of $23.5 million resulting from the issuance of $500.0 million of long-term debt in October 2013 and the issuance of $750.0 million of long-term debt in April 2013. These increases were partially offset by the maturity of $500 million of long-term debt in July 2014 and the maturity of $420.3 million of long-term debt in March 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Income Taxes
Income tax expense for the nine months ended September 30, 2014 was $228.1 million compared to $179.2 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2014 and 2013, adjusted for tax expense associated with certain discrete items. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 37.7% and 34.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences. The increase in the year-to-date effective tax rate of 3.0% is primarily due to the impact of the Indiana tax rate change, and deferred tax adjustments recorded in 2013 related to state apportionment changes. Refer to Note 10, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of income taxes.
Discontinued Operations
There was a net loss of $0.6 million in the nine months ended September 30, 2014 from discontinued operations compared to net income of $7.5 million in 2013. The net income in 2013 relates primarily to a settlement at NiSource's former exploration and production subsidiary, CER. A gain on the disposition of discontinued operations of $36.4 million was recorded in the first quarter of 2013 as a result of a gain on the sale of the service plan and leasing business lines of NiSource's Retail Services business.

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
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2014 was $886.5 million, a decrease of $192.1 million compared to the nine months ended September 30, 2013. The decrease in net cash from operating activities was primarily attributable to an income tax refund received in 2013.
Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $38.3 million to its pension plans and approximately $39.1 million to its other postretirement benefit plans in 2014, which could change depending on market conditions. For the nine months ended September 30, 2014, NiSource has contributed $35.3 million to its pension plans and $29.3 million to its other postretirement benefit plans.
Investing Activities
NiSource’s capital expenditures for the nine months ended September 30, 2014 were $1,441.7 million, compared to $1,297.3 million for the comparable period in 2013. This increased spending is mainly due to continued spending on infrastructure replacement programs in the Gas Distributions Operations segment, higher spending in the Columbia Pipeline Group Operations segment for various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under its modernization program and increased expenditures in the Electric Operations segment primarily due to TDSIC spend. NiSource projects 2014 capital expenditures to be approximately $2.2 billion.
Restricted cash was $16.0 million and $8.0 million as of September 30, 2014 and December 31, 2013, respectively.
Contributions to equity investees decreased $13.3 million primarily due to lower contributions made by Columbia Transmission to Millennium and NiSource Midstream to Pennant. Refer to the Columbia Pipeline Group Operations segment discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations for information on these contributions.

Financing Activities
Credit Facilities.     NiSource Finance maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

including the provision of liquidity support for NiSource Finance’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource Finance’s $2.0 billion unsecured revolving credit facility.
NiSource Finance had no borrowings outstanding under its revolving credit facility at September 30, 2014 and December 31, 2013. In addition, NiSource Finance had $1,105.3 million in commercial paper outstanding at September 30, 2014, at a weighted average interest rate of 0.67% and $433.6 million in commercial paper outstanding at December 31, 2013, at a weighted average interest rate of 0.70%.
As of September 30, 2014 and December 31, 2013, NiSource had $205.8 million and $265.1 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) and cash from financing activities in the same amount relating to its accounts receivable securitization facilities. See Note 8, “Transfers of Financial Assets,” to the Condensed Consolidated Financial Statements (unaudited).
As of September 30, 2014, NiSource had $31.2 million of stand-by letters of credit outstanding of which $15.0 million were under the revolving credit facility. At December 31, 2013, NiSource had $31.6 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility.
As of September 30, 2014, an aggregate of $879.7 million of credit was available under the credit facility.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility and its three-year term loans, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of September 30, 2014, the ratio was 61.8%.
NiSource is also subject to certain other non-financial covenants under the revolving credit facility and the term loans. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $150 million. An asset sale covenant generally restricts the sale, lease and/or transfer of NiSource’s assets to no more than 10% of its consolidated total assets and dispositions for a price not materially less than the fair market value of the assets disposed of that do not impair the ability of NiSource and NiSource Finance to perform obligations under the revolving credit facility, and that, together with all other such dispositions, would not have a material adverse effect. The revolving credit facility and the term loans also include a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50 million or more.
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
Sale of Trade Accounts Receivables.    Refer to Note 8, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of accounts receivable.
All accounts receivable sold to the commercial paper conduits are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined, in part, by required loss reserves under the agreements.

Credit Ratings.    On September 28, 2014, NiSource announced that its Board of Directors has approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company whereby NiSource will continue as a fully regulated natural gas and electric utilities company. The separation announcement triggered ratings reviews by Standard & Poor’s, Moody’s, and Fitch. On September 29, 2014, Standard & Poor's affirmed the senior unsecured ratings for NiSource and the existing ratings of its other rated subsidiaries at BBB- and the NiSource Finance commercial paper rating of A-3, placing the company’s ratings on watch positive. On September 29, 2014, Moody's Investors Service affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On September 29, 2014, Fitch affirmed the senior

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by either Standard & Poor's or Fitch would result in a rating that is below investment grade.

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor’s or Baa3 by Moody’s. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $38.9 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Contractual Obligations.    There were no material changes recorded during the nine months ended September 30, 2014 to NiSource’s contractual obligations as of December 31, 2013.
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
There are no material commodity price risk assets or liabilities as of September 30, 2014 and December 31, 2013.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loans, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $5.6 million and $13.6 million for the three and nine months ended September 30, 2014, respectively, and $3.6 million and $10.7 million for the three and nine months ended September 30, 2013, respectively.

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
NiSource closely monitors the financial status of its banking credit providers. NiSource evaluates the financial status of its banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by major credit rating agencies.
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
Refer to Note 7, “Fair Value” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information on NiSource’s fair value measurements.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.

NiSource has purchase and sales agreement guarantees totaling $25.6 million, which guarantee performance of the seller’s covenants, agreements, obligations, liabilities, representations and warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

NiSource has other guarantees outstanding. Refer to Note 16-A, “Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended September 30, 2014.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net Revenues
Sales revenues	$411.9	$409.5	$2,594.1	$2,127.0
Less: Cost of gas sold (excluding depreciation and amortization)	114.6	131.7	1,294.8	964.6
Net Revenues	297.3	277.8	1,299.3	1,162.4
Operating Expenses
Operation and maintenance	208.8	199.1	644.4	614.6
Depreciation and amortization	55.4	51.1	161.7	149.7
Loss (Gain) on sale of assets	—	1.3	(0.2)	1.2
Other taxes	32.3	31.3	131.0	117.8
Total Operating Expenses	296.5	282.8	936.9	883.3
Operating Income (Loss)	$0.8	$(5.0)	$362.4	$279.1
Revenues ($ in millions)
Residential	$249.1	$235.3	$1,646.0	$1,331.2
Commercial	77.0	68.7	572.7	452.2
Industrial	36.9	32.0	169.3	140.6
Off System	28.5	54.8	166.3	210.4
Other	20.4	18.7	39.8	(7.4)
Total	$411.9	$409.5	$2,594.1	$2,127.0
Sales and Transportation (MMDth)
Residential	15.4	15.2	206.9	182.0
Commercial	17.5	16.2	135.0	118.5
Industrial	126.2	120.7	384.7	367.4
Off System	7.1	15.6	35.6	55.7
Other	—	—	(0.1)	0.4
Total	166.2	167.7	762.1	724.0
Heating Degree Days	100	94	4,092	3,576
Normal Heating Degree Days	85	85	3,576	3,576
% Colder than Normal	18%	11%	14%	—%
Customers
Residential			3,035,401	3,022,289
Commercial			276,923	276,219
Industrial			7,512	7,488
Other			15	22
Total			3,319,851	3,306,018
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the nine months ended September 30, 2014 increased from the same period last year primarily due to colder weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment charge. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
Environmental Matters
Various environmental matters occasionally impact the Gas Distribution Operations segment. As of September 30, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the third quarter of 2014 was 18% colder than normal and 6% colder than the third quarter in 2013.
Weather in the Gas Distribution Operations’ territories for the nine months ended September 30, 2014 was 14% colder than normal and 14% colder than the same period in 2013.
Throughput
Total volumes sold and transported of 166.2 MMDth for the third quarter of 2014 decreased by 1.5 MMDth from the same period last year. This 0.9% decrease in volumes was primarily attributable to a decrease in off-system sales partially offset by higher industrial throughput.

Total volumes sold and transported of 762.1 MMDth for the nine months ended September 30, 2014 increased by 38.1 MMDth from the same period last year. This 5.3% increase in volume was primarily attributable to colder weather.

Net Revenues
Net revenues for the third quarter of 2014 were $297.3 million, an increase of $19.5 million from the same period in 2013. The increase in net revenues is due primarily to an increase of $10.2 million for regulatory and service programs, including the implementation of rates under Columbia of Ohio's approved infrastructure replacement program and the impacts of the rate case at Columbia of Massachusetts. Additionally, there was an increase in net revenues as result of a settlement of $3.2 million at Columbia of Massachusetts in 2013, increased industrial and commercial usage of $1.4 million, higher net revenues due to increased margins of $1.4 million and higher large customer revenue of $1.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Net revenues for the nine months ended September 30, 2014 were $1,299.3 million, an increase of $136.9 million from the same period in 2013. The increase in net revenues is due primarily to an increase of $69.9 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, the effects of colder weather of $19.7 million and increased regulatory and tax trackers, which are offset in expense, of $17.0 million. Additionally, there was higher residential, commercial and industrial usage of $8.8 million, an increase in off-system sales of $5.1 million, higher revenue of $4.9 million due to increased customer count and an increase in large customer revenue of $4.6 million. Also, there were higher net revenues due to increased margins of $3.9 million, higher net revenues from the recovery of storage inventory costs of $3.6 million and a settlement of $3.2 million at Columbia of Massachusetts in 2013. These increases were partially offset by a decrease of $5.8 million resulting from NIPSCO’s GCIM.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2014 was a revenue increase of $10.0 million and $9.7 million, respectively, compared to an increase of $8.1 million and a decrease of $42.4 million for the three and nine months ended September 30, 2013, respectively.

Operating Income
For the third quarter of 2014, Gas Distribution Operations reported operating income of $0.8 million, an increase of $5.8 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $13.7 million higher than the comparable period reflecting increased employee and administrative expenses of $12.9 million and higher depreciation of $4.3 million due to increased capital expenditures. These increases were partially offset by a decrease in environmental costs of $3.7 million.

For the nine months ended September 30, 2014, Gas Distribution Operations reported operating income of $362.4 million, an increase of $83.3 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $53.6 million higher than the comparable period reflecting higher employee and administrative expenses of $17.7 million, increased regulatory and tax trackers, which are offset in net revenues, of $17.0 million and higher depreciation of $12.0 million due to increased capital expenditures. Additionally, there was increased other taxes of $6.3 million, higher outside service costs of $4.0 million and increased uncollectibles of $3.7 million. These increases were partially offset by a decrease in environmental costs of $5.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net Revenues
Transportation revenues	$194.0	$176.4	$597.8	$558.9
Storage revenues	49.1	48.6	148.3	147.8
Other revenues	74.5	57.7	260.6	151.2
Total Sales Revenues	317.6	282.7	1,006.7	857.9
Less: Cost of sales (excluding depreciation and amortization)	—	0.1	0.2	0.3
Net Revenues	317.6	282.6	1,006.5	857.6
Operating Expenses
Operation and maintenance	194.4	165.3	565.2	448.0
Depreciation and amortization	29.2	26.7	87.7	78.9
Gain on sale of assets	(3.0)	(11.1)	(20.8)	(11.3)
Other taxes	14.6	13.5	50.3	46.6
Total Operating Expenses	235.2	194.4	682.4	562.2
Equity Earnings in Unconsolidated Affiliates	12.0	10.5	32.9	25.6
Operating Income	$94.4	$98.7	$357.0	$321.0
Throughput (MMDth)
Columbia Transmission	160.9	158.4	814.6	790.8
Columbia Gulf	143.0	134.0	473.3	494.0
Crossroads Pipeline	3.2	4.1	12.4	12.4
Intrasegment eliminations	(22.1)	(36.5)	(105.3)	(211.8)
Total	285.0	260.0	1,195.0	1,085.4

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

Columbia Pipeline Group Operations’ most significant projects are as follows:

Warren County. The Columbia Pipeline Group Operations segment invested approximately $37 million on an expansion project, which included 2.5 miles of 24-inch new pipeline and modifications to existing compression assets, with Virginia Power Services Energy Corporation, Inc., the energy manager for Virginia Electric and Power Company. This project expanded the Columbia Transmission system in order to provide up to nearly 250,000 Dth per day of transportation capacity under a long-term, firm contract. The project went into service in the second quarter of 2014.

West Side Expansion. The Columbia Pipeline Group Operations segment invested approximately $200 million in new pipeline and compression to increase supply origination from the Smithfield and Waynesburg areas on the Columbia Transmission system and provide transportation to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 444,000 Dth per day from the Smithfield and Waynesburg areas and up to 540,000 Dth per day from Leach to Rayne transporting Marcellus production under long-term, firm contracts. Limited interim service was provided throughout 2014 with the project fully in service in October 2014.

Giles County. The Columbia Pipeline Group Operations segment spent approximately $25 million to construct nearly 13 miles of 8-inch pipeline to provide 46,000 Dth per day of firm service to a third party off of its Line VA system into Columbia of Virginia's system. Columbia of Virginia expanded pipeline facilities and an existing direct connection with the third party's plant in Giles County, Virginia. The project was placed into service in October 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Line 1570 Expansion. The Columbia Pipeline Group Operations segment is replacing approximately 19 miles of 20-inch bare steel pipe with 24-inch pipe from Waynesburg, Pennsylvania to Redd Farm, Pennsylvania at an approximate cost of $20 million. The project also includes the installation of two compressors at Redd Farm and an uprate in horsepower at Waynesburg, increasing capacity by nearly 99,000 Dth per day. The project is expected to be in service in the fourth quarter of 2014.

Big Pine Expansion. The Columbia Pipeline Group Operations segment is investing approximately $65 million to make a connection to the Big Pine pipeline and add compression facilities that will add incremental capacity. The additional 9 mile 20-inch pipeline and compression facilities will support Marcellus shale production in western Pennsylvania. Approximately half of the increased capacity generated by the project is expected to be supported by a long-term fee-based agreement with a regional producer, with the remaining capacity expected to be sold to other area producers in the near term. The project is expected to be placed in service by the third quarter of 2015.

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

Chesapeake, Virginia LNG Facility Modernization. The Columbia Pipeline Group Operations segment is investing approximately $33 million to upgrade the facility and extend its associated customer contracts for 15 years. The project's first phase was completed in the fourth quarter of 2013. The remainder of the project is expected to be placed into service in the second quarter of 2015.

Washington County Gathering. The Columbia Pipeline Group Operations segment is constructing a field gathering system in Pennsylvania that will gather well pad production of primarily dry gas from a third party producer. Pipeline laterals will be built to connect well pads as drilling is developed. The approximate $120 million investment will include about 20 miles of gathering pipelines of varying diameter, a compressor station and dehydration unit. The gas gathering agreement has an initial 15-year term with the option to extend. The project is expected to be in service during the fourth quarter of 2015, with additional expansion expected as gas production grows.

Kentucky Power Plant. The Columbia Pipeline Group Operations segment is constructing nearly 3 miles of 16-inch greenfield pipeline from Columbia Transmission's Line P that will serve a third-party natural gas-fired electric generation plant in Kentucky. The project will cost approximately $24 million and will provide 72,000 Dth per day of capacity to the plant under an executed binding precedent agreement. The project is expected to be in service by the end of the second quarter of 2016.

Utica Access. The Columbia Pipeline Group Operations segment is investing approximately $51 million to construct nearly 5 miles of 20-inch greenfield pipeline to provide 205,000 Dth per day of new firm service to allow Utica production access to liquid trading points on its system. This project is expected to be in service by the end of the fourth quarter of 2016.

Leach XPress. The Columbia Pipeline Group Operations segment will invest approximately $1.4 billion in this project. The project involves the installation of approximately 124 miles of 36-inch pipeline from Majorsville to the Crawford compressor station (Crawford) located on the Columbia Transmission system, and 27 miles of 36-inch pipeline from Crawford to the McArthur compressor station located on the Columbia Transmission system, and approximately 101,700 hp across multiple sites. The project will provide approximately 1.5 Bcf per day of capacity out of the Marcellus and Utica production regions to the Leach compressor station (Leach) located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Transmission system. Virtually all of the project’s capacity has been secured with long-term firm contracts. The project is expected to go in service during the fourth quarter of 2017.

Rayne XPress. The Columbia Pipeline Group Operations segment will invest approximately $330 million to modify existing facilities and to add new compression. This project would transport approximately 1 Bcf per day of growing southwest Marcellus and Utica production away from constrained production areas to markets and liquid transaction points. Capable of receiving gas from Columbia Transmission’s Leach XPress project, gas would be transported from the Leach, Kentucky interconnect with Columbia Transmission in a southerly direction towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. Definitive agreements for firm service have been secured for the project’s capacity. The project is expected to be placed in service by the end of the fourth quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

WB XPress. The Columbia Pipeline Group Operations segment will invest approximately $870 million in this project that will transport approximately 1.3 Bcf of Marcellus Shale production on the Columbia Transmission system to pipeline interconnects and East Coast markets, which includes access to the Cove Point LNG terminal. Resolution of conditions precedent is anticipated in the fourth quarter of 2014. The project is expected to be placed in service during the fourth quarter of 2018.

Cameron Access. The Columbia Pipeline Group Operations segment has entered into binding precedent agreements for the improvement to existing pipeline and the construction of new pipeline and compression facilities along the Columbia Gulf system to connect with the Cameron LNG Terminal in southern Louisiana. The approximately $310 million project will transport supplies from numerous supply basins to the planned LNG export facility, which received Department of Energy approval late in 2013. The project will offer an initial capacity of up to 800,000 Dth per day and is expected to be placed into service by the first quarter of 2018.
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

Pennant invested in the construction of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 500 MMcf per day. In addition, Pennant constructed a gas processing facility in New Middletown, Ohio that will have an initial capacity of 200 MMcf per day and is constructing a NGL pipeline with an initial capacity of 45,000 barrels per day that can be expanded to 90,000 barrels per day. Consistent with the terms of the joint venture, NiSource Midstream operates the gas processing facility, NGL pipeline and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with an interest in obtaining capacity on the system. The facilities allow Pennant to be a full-service solution for providers in the northern Utica Shale region, offering access to wet gas gathering and processing as well as residue gas and NGL takeaway to attractive market destinations. NiSource Midstream's initial investment in this area, including the gathering pipeline, related laterals, NGL pipeline and the processing plant, is approximately $195 million. Portions of the facilities were placed in service in the fourth quarter of 2013 and the second quarter of 2014, with the remainder placed in service in October 2014.

During the third quarter of 2014, NiSource Midstream made cash contributions to Pennant totaling $9.0 million. Cash contributions of $41.9 million were made during the same period last year. For the nine months ended September 30, 2014 and 2013, NiSource Midstream made cash contributions to Pennant of $61.2 million and of $68.0 million, respectively.

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

Millennium. Millennium operates approximately 253 miles of pipeline and three compressor stations with approximately 43,000 hp of installed capacity under the jurisdictional authority of the FERC. The Millennium pipeline has the capability to transport natural gas to markets along its route, which lies between Corning, New York and Ramapo, New York, as well as to the New York City market through its pipeline interconnections. Columbia Transmission owns a 47.5% interest in Millennium and acts as operator for the pipeline in partnership with DTE Millennium Company and National Grid Millennium LLC, which each own an equal remaining share of the company.

During the third quarter of 2014 and 2013, Columbia Transmission made contributions of zero and $2.4 million, respectively, to Millennium. For the nine months ended September 30, 2014 and 2013, Columbia Transmission made contributions of $2.6 million and $9.0 million, respectively, to fund its share of capital projects. During the third quarter of 2014 and 2013, Columbia Transmission received distributions of earnings of $14.2 million and $6.2 million, respectively. For the nine months ended September 30, 2014 and 2013, Columbia transmission received distributions of earnings of $26.1 million and $17.1 million, respectively.

Millennium began two projects in 2012 that added approximately 30,000 hp of compression to its system. The first project went into service in June 2013 and increased capacity at its interconnections with Algonquin Gas Transmission, with a total investment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

of approximately $50 million. The second project included a total investment of approximately $40 million that increased capacity with interconnections to other third-party facilities. The second project was placed into service in March 2014. Columbia Transmission's share of the above investments is limited to its 47.5% interest in Millennium.

Hardy Storage. Hardy Storage is a 50:50 joint venture between subsidiaries of Columbia Transmission and Piedmont that consists of 29 storage wells in a depleted gas production field in Hardy and Hampshire counties in West Virginia. Columbia Transmission serves as operator of the company, which is regulated by the FERC. Hardy Storage facilities interconnect with Columbia Transmission and include approximately 37 miles of pipeline and nearly 7,200 hp of installed capacity with a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth of natural gas per day.

During both the third quarter of 2014 and 2013, NiSource received $0.5 million of available accumulated earnings. For the nine months ended September 30, 2014 and 2013, NiSource received $1.5 million and $1.9 million of available accumulated earnings, respectively. NiSource made no contributions during 2014 or 2013.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Columbia Pipeline Group Operations segment due to changes in near-term supply and demand conditions. For the quarter ended September 30, 2014, approximately 94.6% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 3.6% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 93.7% and 4.1%, respectively, for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, approximately 93.8% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.3% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 92.9% and 5.3% respectively, for the nine months ended September 30, 2013.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended September 30, 2014 and 2013, approximately 1.8% and 2.2%, respectively, of the transportation revenues were derived from interruptible contracts. For the nine months ended September 30, 2014 and 2013, approximately 2.0% and 1.8%, respectively, of the transportation revenues were derived from interruptible contracts.

Regulatory Matters
Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Columbia Pipeline Group Operations segment.

Environmental Matters
Various environmental matters occasionally impact the Columbia Pipeline Group Operations segment. As of September 30, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Pipeline Group Operations

Throughput
Columbia Transmission's throughput consists of gas transportation service deliveries to LDC city gates, to gas fired power plants, other industrial customers, or other interstate pipelines in its market area. Columbia Transmission's market area covers portions of northeastern, mid-Atlantic, midwestern, and southern states as well as the District of Columbia. Gas delivered via transportation services to storage is not accounted for as throughput until it is withdrawn from storage and delivered to one of the aforementioned locations via a transportation service. Throughput for Columbia Gulf traditionally consists of gas delivered to Columbia Transmission at Leach, Kentucky as well as gas delivered south of Leach to other interstate pipelines or to an LDC's city gate. Market conditions on Columbia Gulf continue to support greater use of backhaul transportation services from supplies originating near Leach, Kentucky and its Louisiana interconnects to markets in the southeastern United States. Crossroads Pipeline serves customers in northern Indiana and Ohio via gas flowing west to east originating from outside the Chicago area to Cygnet, Ohio where it interconnects with Columbia Transmission. Intra-segment eliminations represent gas delivered to an affiliated pipeline within the segment.

Throughput for the Columbia Pipeline Group Operations segment totaled 285.0 MMDth for the third quarter of 2014, compared to 260.0 MMDth for the same period in 2013. The increase of 25.0 MMDth reflected increased Marcellus natural gas production and favorable pricing conditions to third party interconnects in the Southeast region of the United States.

Throughput for the Columbia Pipeline Group Operations segment totaled 1,195.0 MMDth for the nine months ended September 30, 2014, compared to 1,085.4 MMDth for the same period in 2013. The increase of 109.6 MMDth was primarily attributable to increased natural gas production on the Columbia Pipeline Group system and the transportation of volumes to third party interconnects mentioned above.

Net Revenues
Net revenues were $317.6 million for the third quarter of 2014, an increase of $35.0 million from the same period in 2013. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $15.6 million, increased demand margin revenue of $11.8 million primarily as a result of growth projects placed in service, higher mineral rights royalty revenue of $5.9 million and increased condensate revenue of $2.6 million.

Net revenues were $1,006.5 million for the nine months ended September 30, 2014, an increase of $148.9 million from the same period in 2013. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $87.6 million, increased demand margin revenue of $34.1 million primarily as a result of growth projects placed in service, higher mineral rights royalty revenue of $20.5 million due to increased third party drilling activity and higher condensate revenue of $3.7 million.

Operating Income
Operating income was $94.4 million for the third quarter of 2014, a decrease of $4.3 million from the third quarter of 2013. Operating income decreased as a result of increased operating expenses, partially offset by higher net revenues, as described above, and higher equity earnings. Operating expenses were $40.8 million higher than the comparable period primarily as a result of increased regulatory trackers, which are offset in net revenues, of $15.6 million, higher employee and administrative expenses of $13.5 million, a decrease in gains on the sale of assets of $8.1 million primarily resulting from the sale of storage base gas in 2013, higher outside service costs of $5.8 million, and increased depreciation of $2.5 million. These increases were partially offset by a decrease in software data conversion costs of $7.5 million. Equity earnings increased $1.5 million due to higher earnings at Millennium.

Operating income was $357.0 million for the nine months ended September 30, 2014, an increase of $36.0 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, and higher equity earnings partially offset by increased operating expenses. Operating expenses were $120.2 million higher than the comparable period primarily as a result of increased regulatory trackers, which are offset in net revenues, of $87.6 million, higher employee and administrative expenses of $24.4 million, increased depreciation of $8.8 million, higher outside service costs of $7.5 million and increased property taxes of $3.1 million. These increases were partially offset by an increase in the gain on the sale of assets of $9.5 million primarily resulting from conveyances of mineral interests of $20.8 million, offset by the sale of storage base gas in 2013 of $11.1 million and lower software data conversion costs of $7.5 million. Equity earnings increased $7.3 million due to higher earnings at Millennium attributable to growth projects placed in service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net Revenues
Sales revenues	$424.7	$413.7	$1,280.5	$1,176.4
Less: Cost of sales (excluding depreciation and amortization)	147.5	142.2	474.2	408.4
Net Revenues	277.2	271.5	806.3	768.0
Operating Expenses
Operation and maintenance	120.5	107.1	355.2	323.7
Depreciation and amortization	62.4	60.6	182.9	184.2
Gain on sale of assets	—	—	(0.1)	—
Other taxes	17.4	16.3	49.6	47.9
Total Operating Expenses	200.3	184.0	587.6	555.8
Operating Income	$76.9	$87.5	$218.7	$212.2
Revenues ($ in millions)
Residential	$122.3	$122.1	$335.7	$326.1
Commercial	122.4	116.8	337.3	324.8
Industrial	185.3	155.3	537.0	467.0
Wholesale	4.9	3.1	26.6	20.8
Other	(10.2)	16.4	43.9	37.7
Total	$424.7	$413.7	$1,280.5	$1,176.4
Sales (Gigawatt Hours)
Residential	915.2	1,000.5	2,604.6	2,633.7
Commercial	1,031.6	1,066.1	2,932.0	2,929.9
Industrial	2,504.7	2,337.2	7,567.6	6,913.1
Wholesale	161.4	108.6	485.3	664.6
Other	36.4	31.3	104.7	91.5
Total	4,649.3	4,543.7	13,694.2	13,232.8
Cooling Degree Days	381	531	657	781
Normal Cooling Degree Days	570	570	799	799
% Colder than Normal	(33)%	(7)%	(18)%	(2)%
Electric Customers
Residential			401,683	401,174
Commercial			54,383	54,267
Industrial			2,364	2,371
Wholesale			751	728
Other			4	6
Total			459,185	458,546
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
Environmental Matters
Various environmental matters occasionally impact the Electric Operations segment. As of September 30, 2014, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 16-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

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

Sales
Electric Operations sales quantities for the third quarter of 2014 were 4,649.3 gwh, an increase of 105.6 gwh compared to the third quarter of 2013. The 2.3% increase is primarily attributable to an increase in industrial usage due to large industrial customers expanding plant operations and using less internal generation.

Electric Operations sales quantities for the nine months ended September 30, 2014 were 13,694.2 gwh, an increase of 461.4 gwh compared to the same period in 2013. The 3.5% increase is primarily attributable to an increase in industrial usage due to large industrial customers expanding plant operations and using less internal generation.

Net Revenues
Net revenues were $277.2 million for the third quarter of 2014, an increase of $5.7 million from the same period in 2013. The increase in net revenues is due primarily to higher industrial and residential usage of $7.4 million, increased trackers, which are offset in expense, of $4.4 million and an increase in the return on the environmental capital investment recovery of $4.2 million due to an increased plant balance eligible for recovery. These increases were partially offset by the effects of weather of $10.3 million.

Net revenues were $806.3 million for the nine months ended September 30, 2014, an increase of $38.3 million from the same period in 2013. The increase in net revenues is due primarily to higher industrial and residential usage of $21.9 million, an increase in the return on the environmental capital investment recovery of $17.3 million due to an increased plant balance eligible for recovery. Additionally, there was increased net revenues of $4.1 million as a result of two electric transmission projects authorized by the MISO and higher off-system sales of $3.9 million. These increases were partially offset by a decrease in transmission upgrade revenue of $6.5 million and the effects of weather of $3.8 million.
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
NiSource Inc.
Electric Operations

September 30, 2014 was a revenue decrease of $22.2 million and an increase of $8.6 million, respectively, compared to a revenue increase of $6.9 million and $6.6 million for the three and nine months ended September 30, 2013, respectively.
Operating Income
For the third quarter of 2014, Electric Operations reported operating income of $76.9 million, a decrease of $10.6 million from the comparable 2013 period. Operating income decreased as a result of increased operating expenses, partially offset by higher net revenues, as described above. Operating expenses increased $16.3 million due primarily to higher employee and administrative expenses of $5.3 million, an increase in trackers, which are offset in net revenues, of $4.4 million, higher electric generation costs of $3.4 million and increased storm damage costs of $3.3 million.

For the nine months ended September 30, 2014, Electric Operations reported operating income of $218.7 million, an increase of $6.5 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $31.8 million due primarily to higher employee and administrative expenses of $15.3 million, increased electric generation costs of $14.3 million as a result of maintenance related outages and higher storm damage costs of $2.6 million.

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

Changes in Internal Controls
There have been no changes in NiSource's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, NiSource's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

On August 29, 2014, Pike County Conservation District issued an NOV to Columbia Transmission alleging violations of the Pennsylvania Clean Streams Law and Columbia Transmission’s Erosion and Sediment Control General Permit in connection with Columbia Transmission’s Line 1278 Replacement Project. Discussions are ongoing with the Pike County Conservation District to resolve this NOV.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K”), except for the addition of the risk factors set forth below. The risks and uncertainties described below should be read in conjunction with the risk factors and other information disclosed in our Form 10-K.

The Proposed Separation may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

The Proposed Separation is subject to conditions, including, without limitation, final NiSource Board of Directors approval and the receipt by NiSource of a legal opinion to the effect that the distribution of CPG shares to NiSource shareholders will qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. Unanticipated developments or changes in market conditions may delay the Proposed Separation, and the Proposed Separation may not occur on the currently contemplated timeline or at all.
NiSource cannot predict with certainty when the benefits expected from the Proposed Separation will occur or the extent to which they will be achieved, if at all. Furthermore, there are various uncertainties and risks relating to the process of the Proposed Separation that could have a negative impact on our financial condition, results of operations and cash flows, including disruption of our operations and impairment of our relationship with regulators, key personnel, customers and vendors.
If the Proposed Separation is successfully completed, NiSource will face new and unique risks, including the possibility of reduced financial resources and less diversification of revenue sources, which may adversely impact NiSource’s financial condition, results of operations and cash flows. In addition, the changes in our operational and financial profile may not meet some or all of our shareholders’ investment strategies, which could cause investors to sell their NiSource shares and otherwise decrease demand for shares of NiSource common stock. Excess selling will cause the relative market price of NiSource common stock to decrease, and the market price of NiSource common stock may be subject to greater volatility following the completion of the Proposed Separation.
A condition to the Proposed Separation is the receipt by NiSource of a legal opinion to the effect that the distribution of CPG shares to NiSource shareholders will qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. However, even if we receive such an opinion, the Internal Revenue Service could determine on audit that the distribution is taxable. Both NiSource and our shareholders could incur significant U.S. federal income tax liabilities if taxing authorities conclude the distribution is taxable.
Following the Proposed Separation, both NiSource and CPG are expected to have investment grade credit ratings. However, there is no assurance that this will occur, and even if both NiSource and CPG have investment grade credit ratings at the time the Proposed Separation is completed, there is no assurance that they will continue to maintain such investment grade credit ratings in the future.
Inability to complete the planned initial public offering of Columbia Pipeline Partners LP on the currently contemplated timeline or terms may adversely impact our stock price and our ability to enhance our growth potential.
On September 29, 2014, a registration statement relating to the proposed initial public offering, or IPO, of common units representing limited partner interests in Columbia Pipeline Partners LP was filed with the Securities and Exchange Commission but has not yet become effective. Completion of the registration is subject to market conditions and numerous other risks beyond our control, including, but not limited to, the general economy, credit markets, equity markets and energy prices.  Therefore, it is possible that the master limited partnership will not complete an offering of securities, will not raise the planned amount of capital even if an offering of securities is completed, and will not be able to complete its proposed actions on the timetable indicated. Furthermore,

ITEM 1A. RISK FACTORS (continued)
NiSource Inc.

the structure, nature, purpose, proposed assets and liabilities, and proposed manner of offering of the master limited partnership may change materially from those anticipated. If the IPO is not completed or is delayed, our stock price may decline and our growth potential may be negatively impacted.

A registration statement relating to common units of Columbia Pipeline Partners LP has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This quarterly report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities.  Any offers, solicitations of offers to buy, or any sales of securities of Columbia Pipeline Partners LP will be made only in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)
Term Loan Agreement (the "Agreement") with the lenders party thereto, CoBank, ACB, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC and CoBank, ACB, as Joint Lead Arrangers and Joint Bookrunners dated August 20, 2014.

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

NiSource Inc.
(Registrant)

Date:	October 30, 2014	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)