Form 10-K
period 2014-12-31
NISOURCE INC/DE
filed 2015-02-18
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of Common Stock (based upon the June 30, 2014, closing price of $39.34 on the New York Stock Exchange) held by non-affiliates was approximately $12,354,419,322.
There were 316,211,929 shares of Common Stock, $0.01 Par Value outstanding as of February 10, 2015.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2015.

DEFINED TERMS
The following is a list of abbreviations or acronyms that are used in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CEVCO	Columbia Energy Ventures, LLC
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission, LLC
Columbia Midstream	Columbia Midstream Group, LLC
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission LLC
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, LLC
Kokomo Gas	Kokomo Gas and Fuel Company
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation
Northern Indiana Fuel and Light	Northern Indiana Fuel and Light Company Inc.
Pennant	Pennant Midstream, LLC

Abbreviations
AFUDC	Allowance for funds used during construction
AMI	Area of Mutual Interest
AMRP	Accelerated Main Replacement Program
AOC	Administrative Order by Consent
AOCI	Accumulated Other Comprehensive Income
ARP	Alternative Regulatory Plan
ARRs	Auction Revenue Rights
ASC	Accounting Standards Codification
BBA	British Banker Association
Bcf	Billion cubic feet

DEFINED TERMS

BNS	Bank of Nova Scotia
Board	Board of Directors
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCRM	Capital Cost Recovery Mechanism
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
Day 2
Began April 1, 2005 and refers to the operational control of the energy markets by MISO, including the dispatching of wholesale electricity and generation, managing transmission constraints, and managing the day-ahead, real-time and financial transmission rights markets

DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
Dth/d	Dekatherm per day
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GAF	Gas Adjustment Factor
GCIM	Gas Cost Incentive Mechanism
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
INDIEC	Indiana Industrial Energy Consumers, Inc.
IPO	Initial Public Offering
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission

DEFINED TERMS

kV	Kilovolt
LDAF	Local Distribution Adjustment Factor
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
Mcf	Thousand cubic feet
MMcf/d	Million cubic feet per day
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
MMDth/d	Million dekatherms per day
mw	Megawatts
mwh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NGL	Natural Gas Liquids
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
Partnership	CPPL
PCB	Polychlorinated biphenyls
PEF	Pension Expense Factor
Piedmont	Piedmont Natural Gas Company, Inc.
PM	Particulate matter
PNC	PNC Bank N.A.
ppb	Parts per billion
Proposed Separation
On September 28, 2014, NiSource announced that its Board of Directors had approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company.

PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RAAF	Residential Assistance Adjustment Factor
RBS	Royal Bank of Scotland PLC
RDAF	Revenue decoupling adjustment factor
RTO	Regional Transmission Organization
SAVE	Steps to Achieve Virginia’s Energy
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide

DEFINED TERMS

Sugar Creek	Sugar Creek electric generating plant
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TIRF	Targeted Infrastructure Reinvestment Factor
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission

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
NiSource is one of the nation’s largest natural gas distribution companies, as measured by number of customers. NiSource’s principal subsidiaries include NiSource Gas Distribution Group, Inc., a natural gas distribution holding company, and Columbia Pipeline Group, Inc. ("CPG"), a transmission and storage holding company, whose subsidiaries provide service to customers in the Midwest, the Mid-Atlantic and the Northeast; NIPSCO, a gas and electric company providing service to customers in northern Indiana. NiSource derives substantially all of its revenues and earnings from the operating results of its thirteen direct subsidiaries. NiSource's subsidiary CPG was recently formed to be the holding company under which Columbia is organized in connection with the Proposed Separation (as defined below).
NiSource’s business segments are: Gas Distribution Operations; Columbia Pipeline Group Operations; and Electric Operations. Following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22, "Segments of Business," in the Notes to Consolidated Financial Statements for additional information for each segment.
On September 28, 2014, NiSource announced that its Board of Directors had approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company (the “Proposed Separation”). If completed, the Proposed Separation will result in two energy infrastructure companies: NiSource , a fully regulated natural gas and electric utilities company, and CPG, a natural gas pipeline, midstream and storage company. The Proposed Separation is expected to occur in mid-2015. The Proposed Separation is subject to various conditions, and there is no assurance that the transaction will be completed in mid-2015 or at all. Refer to the "Consolidated Review" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information on the Proposed Separation. In connection with the Proposed Separation, CPG has filed with the SEC a registration statement under the Securities Exchange Act of 1934 that is not yet effective.
Under the plan for the Proposed Separation, NiSource stockholders would retain their current shares of NiSource stock and receive a pro rata distribution of shares of CPG stock in a transaction that is expected to be tax-free to NiSource and its stockholders for U.S. federal income tax purposes.
On February 11, 2015, CPPL (the "Partnership") completed its IPO of 53.8 million common units representing limited partnership interests, constituting 53.5% of the Partnership's outstanding limited partnership interests. The Partnership received $1,170.0 million of net proceeds for the IPO. NiSource, through CPG, owns the general partner of the Partnership, all of the Partnership's subordinated units and the incentive distribution rights. The assets of the Partnership consist of a 15.7 percent limited partner interest in Columbia OpCo, which consists of substantially all of the Columbia Pipeline Group Operations segment. The operations of the Partnership will be consolidated in NiSource's results as long as the Partnership remains a subsidiary. If the Proposed Separation occurs, CPG would no longer be a subsidiary of NiSource and, thus, NiSource would cease to own (a) any interest in Columbia OpCo, (b) the general partner of the Partnership, (c) any of the limited partner interests in the Partnership or (d) any of the incentive distribution rights in the Partnership.
Gas Distribution Operations
NiSource’s natural gas distribution operations serve approximately 3.4 million customers in seven states and operate approximately 58,000 miles of pipeline. Through its wholly-owned subsidiary NiSource Gas Distribution Group, Inc., NiSource owns six distribution subsidiaries that provide natural gas to approximately 2.6 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland and Massachusetts. Additionally, NiSource also distributes natural gas to approximately 807,000 customers in northern Indiana through its wholly-owned subsidiary NIPSCO.
Columbia Pipeline Group Operations
NiSource’s Columbia Pipeline Group Operations subsidiaries own and operate approximately 15,000 miles of interstate pipelines and operate one of the nation’s largest underground natural gas storage systems, capable of operationally storing approximately 622 Bcf of natural gas. Through its subsidiaries, Columbia Transmission, Columbia Gulf, Columbia Midstream and Crossroads Pipeline, NiSource owns and operates an interstate pipeline network extending from the Gulf of Mexico to New York and the eastern seaboard. Together, these companies serve customers in 16 northeastern, mid-Atlantic, Midwestern and southern states and the District of Columbia.

ITEM 1. BUSINESS
NISOURCE INC.

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
Columbia Midstream is an unregulated business that provides natural gas producer services including gathering, treating, conditioning, processing, compression and liquids handling in the Appalachian Basin. Columbia Midstream owns approximately 103 miles of natural gas gathering pipeline and one compressor station with 6,800 horsepower of installed capacity and also owns a 50% ownership interest in Pennant, which owns approximately 80 miles of wet natural gas gathering pipeline infrastructure, a cryogenic processing plant and an NGL pipeline. Columbia Midstream supports the growing production in the Utica and Marcellus resource plays.
CEVCO is an unregulated business that manages the company's mineral rights positions in the Marcellus and Utica Shale areas. CEVCO owns production rights to approximately 460,000 acres and has sub-leased the production rights in four storage fields and has also contributed its production rights in one other field. CEVCO has entered into multiple transactions to develop its minerals position and as a result receives revenue through working interests and/or overriding royalty interests.
CEVCO has also retained the right to participate as a non-operating working interest owner in one of the fields it has subleased. CEVCO may participate up to a 12.5% interest in any unit that includes acres that have been subleased to a producer. This option was exercised in 2013 with positive results and CEVCO plans to continue to participate in additional drilling opportunities.
The Columbia Pipeline Group Operations subsidiaries are also involved in the other joint ventures, Millennium and Hardy Storage, which effectively expand their facilities and throughput. Millennium, which includes 253 miles of 30-inch-diameter pipe across New York’s Southern Tier and lower Hudson Valley, has the capability to transport natural gas to markets along its route, as well as to the New York City markets through its pipeline interconnections. Millennium is jointly owned by affiliates of NiSource, DTE Energy and National Grid. Hardy Storage, which consists of underground natural gas storage facilities in West Virginia, has a working storage capacity of 12 Bcf and the ability to deliver 176,000 Dth/d of natural gas. Hardy Storage is jointly owned by affiliates of Columbia Transmission and Piedmont.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary NIPSCO to approximately 461,000 customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. NIPSCO owns and operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,540 mw. NIPSCO also owns and operates Sugar Creek, a CCGT plant with net capacity of 535 mw, three gas-fired generating units located at NIPSCO’s coal-fired electric generating stations with a net capability of 196 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,281 mw. NIPSCO’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,802 circuit miles. NIPSCO is interconnected with five neighboring electric utilities. During the year ended December 31, 2014, NIPSCO generated 77.3% and purchased 22.7% of its electric requirements.
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
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. Lake Erie Land, a wholly-owned subsidiary of NiSource, is pursuing the sale of the real estate assets it owns. NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting its low income housing investments. NiSource sold the service plan and leasing business lines of its Retail Services business in January 2013. NiSource also sold the commercial and industrial natural gas portfolio of its unregulated natural gas marketing business in September 2013.
Business Strategy
NiSource focuses its business strategy on its core, rate-regulated asset-based businesses with most of its operating income generated from the rate-regulated businesses. With one of the nation’s largest natural gas pipelines, one of the largest natural gas distribution networks, as measured by number of customers, and one of the nation's largest natural gas storage networks, NiSource operates throughout the energy-intensive corridor that extends from the supply areas in the Gulf Coast through the consumption centers in

ITEM 1. BUSINESS
NISOURCE INC.

the Midwest, Mid-Atlantic, New England and Northeast. This corridor includes over 30% of the nation’s population and close to 31% of its natural gas consumption. NiSource continues to position its assets to meet the corridor’s growing energy needs.
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
Electric Competition.    Indiana electric utilities generally have exclusive service areas under Indiana regulations and retail electric customers in Indiana do not have the ability to choose their electric supplier. NIPSCO faces non-utility competition from other energy sources, such as self-generation by large industrial customers and other distributed energy sources.

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
As of December 31, 2014, NiSource had 8,982 employees of whom 3,323 were subject to collective bargaining agreements.
For a listing of certain subsidiaries of NiSource refer to Exhibit 21.
NiSource electronically files various reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that NiSource files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. NiSource makes all SEC filings available without charge to the public on its web site at http://www.nisource.com.

ITEM 1A. RISK FACTORS
NISOURCE INC.

There are many factors that could have a material adverse effect on NiSource’s operating results, financial condition and cash flows. Each of the risks described below could adversely impact the value of NiSource’s securities.
NiSource has substantial indebtedness which could adversely affect its financial condition.
NiSource had total consolidated indebtedness of $9,999.4 million outstanding as of December 31, 2014. The substantial indebtedness could have important consequences to investors. For example, it could:

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
The announcement of the Proposed Separation on September 28, 2014 triggered ratings reviews by Standard & Poor’s ("Standard & Poor's"), Moody’s Investors Service ("Moody's"), and Fitch Ratings Inc. ("Fitch"). On September 29, 2014, Standard & Poor's affirmed the senior unsecured ratings for NiSource and the existing ratings of its other rated subsidiaries at BBB- and the NiSource Finance commercial paper rating of A-3, placing the company’s ratings on watch positive. On September 29, 2014, Moody's Investors Service affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On September 29, 2014, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by either Standard & Poor's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $39.3 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. A credit downgrade could also adversely affect the availability and cost of capital needed to fund the growth investments that are a central element of NiSource's long-term business strategy.

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

Because of changes in the business or regulatory environment, NiSource may not be able to execute its business plan as intended. NiSource’s commercial and regulatory initiatives may not achieve planned results; levels of commercial growth and expansion of the gas transmission and storage business may be less than its plan has anticipated; natural gas production activity, including production facilitated by hydraulic fracturing and horizontal drilling, could be less than anticipated, which could adversely affect NiSource’s gas transmission, storage and midstream business expansion opportunities; and, therefore, the actual results of

ITEM 1A. RISK FACTORS
NISOURCE INC.

NiSource’s financial management of the balance sheet, and process and expense management, could deviate materially from planned outcomes. In addition, NiSource’s growth plan relies on the continued view of natural gas as an economically and ecologically attractive fuel. Any developments that cause natural gas no longer to be seen as a favored fuel could adversely affect our results of operations and growth prospects.
Adverse economic and market conditions or increases in interest rates could reduce net revenue growth, increase costs, decrease future net income and cash flows and impact capital resources and liquidity needs.
While the national economy is experiencing some recovery from the recent downturn, NiSource cannot predict how robust the recovery will be or whether or not it will be sustained.
Continued sluggishness in the economy impacting NiSource’s operating jurisdictions could adversely impact NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs. An increase in the interest rates NiSource pays would adversely affect future net income and cash flows. In addition, NiSource depends on debt to finance its operations, including both working capital and capital expenditures, and would be adversely affected by increases in interest rates. If the current economic recovery remains slow or credit markets again tighten, NiSource’s ability to raise additional capital or refinance debt at a reasonable cost could be negatively impacted. Refer to Note 14, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information related to outstanding long-term debt and maturities of that debt.
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

ITEM 1A. RISK FACTORS
NISOURCE INC.

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

ITEM 1A. RISK FACTORS
NISOURCE INC.

and also through traditional credit ratings provided by the major credit rating agencies. Continued adverse economic conditions could increase credit risk and could result in a material adverse effect on NiSource.
NiSource has significant goodwill and definite-lived intangible assets. An impairment of goodwill or definite-lived intangible assets could result in a significant charge to earnings.
In accordance with GAAP, NiSource tests goodwill for impairment at least annually and reviews its definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill also is tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. NiSource would be required to record a charge in the financial statements during the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under certain financing agreements. NiSource is subject to a financial covenant under its five-year revolving credit facility and its term loans, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2014, the ratio was 62%.
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
NiSource's gas distribution and gas transmission and storage activities, as well as generation, transmission, and distribution of electricity, involve a variety of inherent hazards and operating risks, such as gas leaks, downed power lines, accidents, including third-party damages, large scale outages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury or loss of life to employees and the general public, significant damage to property, environmental pollution, impairment of its operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial losses to NiSource. In accordance with customary industry practice, NiSource maintains insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities, or generation, transmission, substations and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events could adversely affect NiSource's financial position and results of operations.
Aging infrastructure may lead to increased costs and disruptions in operations that could negatively impact NiSource’s financial results.
NiSource has risks associated with aging infrastructure assets. The age of these assets may result in a need for replacement, a higher level of maintenance costs and unscheduled outages despite diligent efforts by NiSource to properly maintain these assets through inspection, scheduled maintenance and capital investment. The failure to operate these assets as desired could result in NiSource’s inability to meet firm service obligations, adversely impact revenues, and result in increased capital expenditures and expenses, which may not be fully recoverable from customers.

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
A cyber-attack on any of NiSource's or certain third-party computer systems upon which NiSource relies may adversely affect its ability to operate.
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
Following the Proposed Separation, all of the entities that make up NiSource's Columbia Pipeline Group Operations will be separated from NiSource into a separately publicly traded company. The related assets will no longer be held by subsidiaries of NiSource, which may negatively affect NiSource's ability to service its debt obligations or pay dividends.
The Proposed Separation may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.
The Proposed Separation is subject to conditions, including, without limitation, final NiSource Board of Directors approval and the receipt by NiSource of a legal opinion to the effect that the distribution of CPG shares to NiSource stockholders will qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. Unanticipated developments or changes in market conditions may delay the Proposed Separation, and the Proposed Separation may not occur on the currently contemplated timeline or at all.
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
If the Proposed Separation is successfully completed, NiSource will face new and unique risks, including having fewer assets, reduced financial resources and less diversification of revenue sources, which may adversely impact NiSource’s financial condition, results of operations and cash flows. In addition, the changes in our operational and financial profile may not meet some or all of our stockholders’ investment strategies, which could cause investors to sell their NiSource shares and otherwise decrease demand for shares of NiSource common stock. Excess selling will cause the relative market price of NiSource common stock to decrease, and the market price of NiSource common stock may be subject to greater volatility following the completion of the Proposed Separation.
A condition to the Proposed Separation is the receipt by NiSource of a legal opinion to the effect that the distribution of CPG shares to NiSource stockholders will qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. However, even if we receive such an opinion, the Internal Revenue Service could determine on audit that the distribution is taxable. Both NiSource and our stockholders could incur significant U.S. federal income tax liabilities if taxing authorities conclude the distribution is taxable.

ITEM 1A. RISK FACTORS
NISOURCE INC.

Following the Proposed Separation, both NiSource and CPG expect to initially receive an investment grade credit rating from Standard & Poor’s Rating Service, Moody’s Investor Service and Fitch Ratings Inc. (Ratings from credit agencies are not recommendations to buy, sell or hold our securities, and each rating should be evaluated independently of any other rating.) We may not initially receive such ratings or, if received, our credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. There is no assurance that we will continue to maintain such investment grade credit ratings in the future. If a rating agency were to downgrade our rating below investment grade, our borrowing costs would increase and our funding sources could decrease. In addition, a failure by us to maintain an investment grade rating could affect our business relationships with suppliers and operating partners. See "A drop in NiSource's credit rating could adversely impact NiSource's liquidity" above.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NISOURCE INC.

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2014.
Gas Distribution Operations. NiSource’s Gas Distribution Operations subsidiaries own and operate a total of 58,414 miles of pipelines and certain related facilities. This includes: (i) for the six distribution companies of its Columbia system, 40,726 miles of pipelines, 1,350 reservoir acres of underground storage, eight storage wells, liquid propane facilities with a capacity of 2.6 million gallons, LNG facilities with a total capacity of 22.3 million gallons and one compressor station with 775 hp of installed capacity, and (ii) for its NIPSCO system, 17,688 miles of pipelines, 27,129 reservoir acres of underground storage, 55 storage wells, one compressor station with a total of 4,000 hp of installed capacity and two LNG facilities with a storage capacity of 53.6 million gallons. The physical properties of the NiSource gas utilities are located throughout Ohio, Indiana, Pennsylvania, Virginia, Kentucky, Maryland, and Massachusetts.
Columbia Pipeline Group Operations. Columbia Pipeline Group subsidiaries own and operate 15,121 miles of natural gas transmission pipeline. Columbia Transmission owns and leases approximately 819,470 acres of underground storage, 3,436 storage wells, 11,395 miles of pipeline and 89 compressor stations with 635,371 hp of installed capacity. Columbia Transmission’s operations are located in Delaware, Kentucky, Maryland, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Virginia, and West Virginia. Columbia Gulf has 3,341 miles of transmission pipeline and 11 compressor stations with 470,238 hp of installed capacity. Columbia Gulf’s operations are located in Kentucky, Louisiana, Mississippi, Tennessee, Texas and Wyoming. Crossroads Pipeline has 202 miles of transmission pipeline and one compressor station with 3,000 hp of installed capacity. Crossroads Pipeline’s operations are located in Indiana and Ohio. Columbia Midstream owns 103 miles of gathering pipeline and one compressor station with 6,800 hp of installed capacity. CEVCO owns production rights associated with Columbia Transmission's storage fields located in Ohio, Pennsylvania, and West Virginia. Columbia Pipeline Group Operations’ offices are headquartered in Houston, Texas.
Electric Operations. NiSource generates, transmits and distributes electricity through its subsidiary NIPSCO to approximately 461,000 customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. NIPSCO operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,540 mw. NIPSCO also owns and operates Sugar Creek, a CCGT plant with a 535 mw capacity rating, three gas-fired generating units located at NIPSCO’s coal-fired electric generating stations with a net capability of 196 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,281 mw. NIPSCO’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,802 circuit miles. NIPSCO is interconnected with five neighboring electric utilities. During the year ended December 31, 2014, NIPSCO generated 77.3% and purchased 22.7% of its electric requirements.
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

ITEM 3. LEGAL PROCEEDINGS
NISOURCE INC.

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NISOURCE INC.

The following is a list of the Executive Officers of the Registrant, including their names, ages and offices held, as of February 1, 2015.

Name	Age	Office(s) Held in Past 5 Years
Robert C. Skaggs, Jr.	60	Chief Executive Officer of NiSource since July 2005.
		President of NiSource since October 2004.
Carrie J. Hightman	57	Executive Vice President and Chief Legal Officer of NiSource since December 2007.
Stephen P. Smith	53	Executive Vice President and Chief Financial Officer of NiSource since August 2008.
Jim L. Stanley	59	Executive Vice President and Group Chief Executive Officer of NiSource since October 2012.
		Senior Vice President, Duke Energy from June 2010 to September 2012.
		President, Duke Energy Indiana from November 2006 to May 2010.
Joseph Hamrock	51	Executive Vice President and Group Chief Executive Officer of NiSource since May 2012.
		President and Chief Operating Officer, American Electric Power Company - Ohio from 2008 to May 2012.
Robert D. Campbell	55	Senior Vice President, Human Resources, of NiSource since May 2006.
Glen L. Kettering	60	Executive Vice President and Group Chief Executive Officer of NiSource since April 2014.
		Senior Vice President, Corporate Affairs, of NiSource from March 2006 to April 2014.
Joseph W. Mulpas	43	Vice President and Chief Accounting Officer of NiSource since May 2014.
		Assistant Controller, FirstEnergy Corp from November 2012 to April 2014.
		Vice President, Controller and Chief Accounting Officer, Maxum Petroleum Inc. from August 2012 to October 2012.
		Vice President and Chief Accounting Officer, DPL and the Dayton Power and Light Company from May 2009 to June 2012.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NISOURCE INC.

NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol “NI.” The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2014		2013
	High	Low	High	Low
First Quarter	36.82	32.11	29.38	24.85
Second Quarter	39.69	34.36	31.39	27.11
Third Quarter	41.70	36.00	31.48	28.27
Fourth Quarter	44.91	37.58	33.48	30.09
As of December 31, 2014, NiSource had 25,233 common stockholders of record and 316,037,421 shares outstanding.
Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource paid quarterly common dividends totaling $1.02, $0.98 and $0.94 per share for the years ended December 31, 2014, 2013 and 2012, respectively. At its January 30, 2015 meeting, the Board declared a quarterly common dividend of $0.26 per share, payable on February 20, 2015 to holders of record on February 9, 2015.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board.

ITEM 6. SELECTED FINANCIAL DATA
NISOURCE INC.

The selected data presented below as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are derived from the Consolidated Financial Statements of NiSource. The data should be read in connection with the Consolidated Financial Statements including the related notes included in Item 8 of this Form 10-K.

Year Ended December 31, (dollars in millions except per share data)	2014	2013	2012	2011	2010
Statement of Income Data:
Gross Revenues
Gas Distribution	$2,597.8	$2,226.3	$1,959.8	$2,917.9	$3,094.0
Gas Transportation and Storage	1,872.7	1,643.2	1,462.4	1,354.6	1,261.4
Electric	1,672.0	1,563.4	1,507.7	1,427.7	1,379.3
Other	328.1	224.4	101.0	50.8	51.2
Total Gross Revenues	6,470.6	5,657.3	5,030.9	5,751.0	5,785.9
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	4,246.4	3,841.8	3,514.0	3,447.5	3,406.2
Operating Income	1,262.4	1,143.4	1,040.1	914.4	899.0
Income from Continuing Operations	530.7	490.9	408.8	309.6	281.0
Results from Discontinued Operations - net of taxes	(0.7)	41.2	7.3	(10.5)	1.6
Net Income	530.0	532.1	416.1	299.1	282.6
Balance Sheet Data:
Total Assets	24,866.3	22,653.9	21,844.7	20,708.3	19,913.4
Capitalization
Common stockholders’ equity	6,175.3	5,886.6	5,554.3	4,997.3	4,897.5
Long-term debt, excluding amounts due within one year	8,155.9	7,593.2	6,819.1	6,267.1	5,936.1
Total Capitalization	$14,331.2	$13,479.8	$12,373.4	$11,264.4	$10,833.6
Per Share Data:
Basic Earnings (Loss) Per Share ($)
Continuing operations	$1.68	$1.57	$1.40	$1.10	$1.01
Discontinued operations	—	0.13	0.03	(0.04)	0.01
Basic Earnings Per Share	$1.68	$1.70	$1.43	$1.06	$1.02
Diluted Earnings (Loss) Per Share ($)
Continuing operations	$1.67	$1.57	$1.36	$1.07	$1.00
Discontinued operations	—	0.13	0.03	(0.04)	0.01
Diluted Earnings Per Share	$1.67	$1.70	$1.39	$1.03	$1.01
Other Data:
Dividends paid per share ($)	$1.02	$0.98	$0.94	$0.92	$0.92
Shares outstanding at the end of the year (in thousands)	316,037	313,676	310,281	281,854	278,855
Number of common stockholders	25,233	26,965	28,823	30,663	32,313
Capital expenditures ($ in millions)	$2,183.5	$2,046.0	$1,585.1	$1,125.2	$803.8
Number of employees	8,982	8,477	8,286	7,957	7,604

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

•
Effective June 1, 2012, NiSource received approval from the FERC to implement a new surcharge to recover the costs of certain operational purchases and sales of natural gas required to ensure a sufficient amount of flowing supply into Columbia Transmission’s system in northern Ohio in order to both meet its firm service obligations to customers and its storage operational requirements. Net revenues associated with this service, recorded in other revenue and offset in expense, were $249.6 million, $170.5 million and $53.6 million for 2014, 2013 and 2012, respectively.

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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, the timing to consummate the Proposed Separation; the risk that a condition to the Proposed Separation is not satisfied; disruption to operations as a result of the Proposed Separation, the inability of one or more of the businesses to operate independently following the completion of the Proposed Separation and the matters set forth in Item 1A, “Risk Factors” of this report, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Under the plan for the Proposed Separation, NiSource stockholders would retain their current shares of NiSource stock and receive a pro rata distribution of shares of CPG stock in a transaction that is expected to be tax-free to NiSource and its stockholders for U.S. federal income tax purposes.
The Proposed Separation is subject to various conditions, including, without limitation, the receipt by NiSource of a legal opinion on the tax-free nature of the distribution and final approval of the NiSource Board of Directors. NiSource shareholder approval of the transaction is not required. There is no assurance that the transaction will be completed in mid-2015 or at all.
The Proposed Separation announcement triggered ratings reviews by Standard & Poor’s, Moody’s, and Fitch. On September 29, 2014, Standard & Poor's affirmed the senior unsecured ratings for NiSource and the existing ratings of its other rated subsidiaries at BBB- and the NiSource Finance commercial paper rating of A-3, placing the company’s ratings on watch positive. On September 29, 2014, Moody's Investors Service affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On September 29, 2014, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by either Standard & Poor's or Fitch would result in a rating that is below investment grade.
In addition, prior to the Proposed Separation, CPG expects to issue its own long-term notes and use the proceeds from that offering to repay intercompany debt and pay a special dividend to NiSource who plans to reduce its net debt prior to the Proposed Separation.
On February 11, 2015, CPPL (the "Partnership") completed its IPO of 53.8 million common units representing limited partnership interests, constituting 53.5% of the Partnership's outstanding limited partnership interests. The Partnership received $1,170.0 million of net proceeds for the IPO. NiSource, through CPG, owns the general partner of the Partnership, all of the Partnership's subordinated units and the incentive distribution rights. The assets of the Partnership consist of a 15.7 percent limited partner interest in Columbia OpCo, which consists of substantially all of the Columbia Pipeline Group Operations segment. The operations of the Partnership will be consolidated in NiSource's results as long as the Partnership remains a subsidiary. If the Proposed Separation occurs, CPG would no longer be a subsidiary of NiSource and, thus, NiSource would cease to own (a) any interest in Columbia OpCo, (b) the general partner of the Partnership, (c) any of the limited partner interests in the Partnership or (d) any of the incentive distribution rights in the Partnership.
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
For the twelve months ended December 31, 2014, NiSource reported income from continuing operations of $530.7 million, or $1.68 per basic share, compared to $490.9 million, or $1.57 per basic share for the same period in 2013.

Increases in income from continuing operations were due primarily to the following items:

•
Regulatory and service programs at Gas Distribution Operations increased net revenues by $93.4 million primarily due to the impacts of the rate settlement in 2013 at Columbia of Pennsylvania, the rate case at Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Refer to Note 7, "Regulatory Matters," in the Notes to Consolidated Financial Statements for more information.

•
Net revenues at Columbia Pipeline Group Operations increased by $54.7 million due to increased demand margin revenue primarily as a result of growth projects placed in service and new firm contracts. Refer to the Columbia Pipeline Group Operations' segment discussion for further information on growth projects.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

•
The Company recognized higher gains of $27.2 million from the conveyance of mineral interests at Columbia Pipeline Group Operations. As of December 31, 2014, remaining gains of approximately $19.6 million recorded in "Deferred revenue" on the Consolidated Balance Sheets will be recognized in earnings upon performance of future obligations.

•
Additional conveyances and increased third-party drilling activity resulted in an increase in mineral rights royalty revenue at Columbia Pipeline Group Operations of $22.6 million. The Company expects to invest approximately $20 million a year in its mineral rights positions.

•
Net revenues increased by $21.9 million as a result of higher industrial usage at Electric Operations primarily due to large industrial customers expanding plant operations and using less internal generation. Refer to the Electric Operations' segment discussion for further information.

Increases in income from continuing operations were partially offset by the following items:

•
Employee and administrative expense increased by $64.6 million due primarily to greater labor expense due to a growing workforce, timing of outages and maintenance and IT support and enhancement projects.

•	Outside service costs increased by $49.7 million primarily due to costs associated with the Proposed Separation and Gas Distribution Operations' pipeline safety initiatives.

•
Depreciation and amortization increased $28.2 million primarily as a result of higher capital expenditures related to projects placed in service. NiSource's capital expenditures were approximately $2.2 billion in 2014 and are projected to be approximately $2.4 billion in 2015.

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

NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. On October 29, 2014, the IURC issued an order on ECR-24 approving NIPSCO’s request to begin earning a return on $658.4 million of net capital expenditures for the period ended June 30, 2014. On January 30, 2015, NIPSCO filed ECR-25 which included $734.0 million of net capital expenditures for the period ended December 31, 2014.

NIPSCO has approval from the IURC to recover certain electric costs for transmission and distribution system improvements. On February 17, 2014, the IURC issued an order approving NIPSCO's electric seven-year plan of eligible investments totaling approximately $1.1 billion. On November 25, 2014, the IURC approved, on an interim basis and subject to refund pending the outcome of appeals, NIPSCO’s requested TDSIC factors associated with the eligible investments, which included $19.4 million of net capital expenditures for the period ended June 30, 2014.

NIPSCO has approval from the IURC to recover certain gas costs for transmission, distribution and storage system improvements. On January 28, 2015, the IURC issued an order approving NIPSCO's gas TDSIC-1 and a revised gas TDSIC seven-year plan of eligible investments for a total of approximately $840 million with the IURC. The Order also approved $4.4 million of net capital expenditures for the period ended June 30, 2014 and granted ratemaking relief and accounting treatment.

On April 30, 2014, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $31.8 million, which includes $6.9 million in annual revenues currently collected as a separate infrastructure replacement rider on customers’

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

bills under the Virginia SAVE Act. On December 10, 2014, Columbia of Virginia presented at hearing a Stipulation and Proposed Recommendation (“Stipulation”) executed by certain parties to the rate proceeding, including the Staff of the VSCC and the Division of Consumer Counsel of the Office of the Attorney General of the Commonwealth of Virginia. The Stipulation includes a base revenue increase of $25.2 million, recovery of costs related to the implementation of pipeline safety programs, and the proposed change to thermal billing. On January 13, 2015 the Hearing Examiner issued a report that recommended that the VSCC approve the Stipulation.

On November 25, 2014, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. The Notice of Intent states that Columbia of Ohio will file its application by February 28, 2015, in which it will request authority to increase revenues by approximately $31.8 million.

On March 21, 2014, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $54.1 million annually. The case was driven by Columbia of Pennsylvania’s capital investment program which exceeds $180 million in both 2014 and 2015 as well as new pipeline safety-related operation and maintenance expenditures. Columbia of Pennsylvania's request for rate relief included the recovery of costs that were projected to be incurred after the implementation of new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. On September 5, 2014, the parties to the rate case filed a joint petition, seeking approval of a full settlement, including an increase to annual base revenues of $32.5 million. On November 12, 2014, the Pennsylvania PUC approved the settlement and new rates went into effect on December 20, 2014.

On September 16, 2013, Columbia of Massachusetts filed its Peak Period GAF for the period November 1, 2013 through April 30, 2014, and its Peak Period 2012-2013 GAF Reconciliation. On January 17, 2014, Columbia of Massachusetts filed a revision to the GAF effective February 1, 2014, and on February 18, 2014, Columbia of Massachusetts filed its second revision to the GAF effective March 1, 2014, to eliminate Columbia of Massachusetts’s projected Peak Period under-collection of $50.0 million. On February 28, 2014, the Massachusetts DPU approved a revised GAF subject to further review and reconciliation to recover approximately $25 million of the anticipated under-collection and defer recovery of the remaining $25 million to November 2014 through April 2015, and thus, this deferred amount has been incorporated into the GAF as approved, subject to further review and reconciliation by the Massachusetts DPU, for the 2014-2015 Peak Period.

On November 25, 2013, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 28, 2014, requesting authority to increase revenues by approximately $25.5 million. The parties settled all issues, and on April 7, 2014 filed a stipulation providing for a revenue increase of approximately $25.5 million. On April 23, 2014, Columbia of Ohio received approval of its annual infrastructure replacement and demand-side management rider request from the PUCO. New rates became effective April 30, 2014.

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

On January 29, 2015, Columbia Transmission received FERC approval of its December 2014 filing to recover costs associated with the second year of its comprehensive system modernization program. Total program adjusted spend to date is $618.1 million. The program includes replacement of bare steel and wrought iron pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems.

Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for a complete discussion of regulatory matters.

Commercial Growth and Expansion of the Gas Transmission and Storage Business
During 2014, Columbia Pipeline Group Operations placed into service strategic growth projects, primarily serving the Utica and Marcellus Shale production area. Below is a discussion of these projects as well as projects that are currently ongoing.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Warren County Project. The Columbia Pipeline Group Operations segment recently completed construction of approximately 2.5 miles of new 24-inch pipeline and modifications to existing compressor stations for a total capital cost of approximately $37 million. This project has expanded the system in order to provide up to nearly 250,000 Dth/d of transportation capacity under a long-term, firm contract. The project commenced commercial operations in April 2014.

West Side Expansion (Columbia Transmission-Smithfield III). This project is designed to provide a market outlet for increasing Marcellus supply originating from the Waynesburg, Pennsylvania and Smithfield, Pennsylvania areas on the Columbia Transmission system. The Columbia Pipeline Group Operations segment invested approximately $87 million in new pipeline and compression, which will provide up to 444,000 Dth/d of incremental, firm transport capacity and is supported by long-term, firm contracts. The project was placed in service during the fourth quarter of 2014.

West Side Expansion (Columbia Gulf-Bi-Directional). Under this project the Columbia Pipeline Group Operations segment invested approximately $113 million in system modifications and horsepower to provide a firm backhaul transportation path from the Leach, Kentucky interconnect with Columbia Transmission to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 540,000 Dth/d to transport Marcellus production originating in West Virginia. The project is supported by long-term firm contracts and was placed in service in the fourth quarter of 2014. The Alexandria Compression portion of Columbia Gulf’s West Side Expansion (approximately $75 million in capital costs) will be placed in service in the third quarter of 2015.

Giles County Project. The Columbia Pipeline Group Operations segment invested approximately $25 million for the construction of approximately 12.9 miles of 8-inch pipeline, which will provide 46,000 Dth/d of firm service to a third party located off its Line KA system and into Columbia of Virginia’s system. The Columbia Pipeline Group Operations has secured a long-term firm contract for the full delivery volume and the project was placed in service in the fourth quarter of 2014.

Line 1570 Expansion. The Columbia Pipeline Group Operations segment replaced approximately 19 miles of existing 20-inch pipeline with a 24-inch pipeline and added compression at an approximate cost of $18 million. The project, which was placed in service during the fourth quarter of 2014, creates nearly 99,000 Dth/d of capacity and is supported by long-term, firm contracts.

In addition to the growth projects discussed above, Columbia Midstream continued to capitalize on NiSource's strategic position in the Marcellus and Utica shale production regions. Pennant invested in the construction of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 500 MMcf/d. In addition, Pennant installed a gas processing facility in New Middletown, Ohio that has an initial capacity of 200 MMcf/d and an NGL pipeline with an initial capacity of 45,000 barrels per day that can be expanded to 90,000 barrels per day. Consistent with the terms of the joint venture, Columbia Midstream is operating the gas processing facility, NGL pipeline and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with an interest in obtaining capacity on the system. The facilities allow Pennant to be a full-service solution for providers in the northern Utica shale region, offering access to wet gas gathering and processing as well as residue gas and NGL takeaway to attractive market destinations. Columbia Midstream's initial investment in this area, including the gathering pipeline, related laterals, NGL pipeline and the processing plant, is approximately $195 million. Portions of the facilities were placed in service in the fourth quarter of 2013 and the second quarter of 2014, with the remainder placed in service in October 2014.
Financial Management of the Balance Sheet
NiSource remains committed to maintaining its liquidity position through management of capital spending, working capital and operational requirements, and its financing needs. NiSource has executed on its plan by taking the following actions:

•	On August 20, 2014, NiSource Finance negotiated a $750,000,000.0 million three-year bank term loan with a syndicate of banks which carries a floating interest rate of BBA LIBOR plus 100 basis points.

•
On July 15, 2014, NiSource Finance redeemed $500,000,000.0 million of 5.40% senior unsecured notes at maturity. Contemporaneous with this redemption, $500,000,000.0 million of associated fixed-to-floating interest rate swaps expired.

Credit Ratings. On September 29, 2014, Standard & Poor's affirmed the senior unsecured ratings for NiSource and the existing ratings of its other rated subsidiaries at BBB- and the NiSource Finance commercial paper rating of A-3, placing the company’s ratings on watch positive. On September 29, 2014, Moody's affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

for Columbia of Massachusetts. On September 29, 2014, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by either Standard & Poor's or Fitch would result in a rating that is below investment grade.

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

Refer to “Management’s Report on Internal Control over Financial Reporting” included in Item 9A.

Results of Operations
Income from Continuing Operations and Net Income
For the year ended December 31, 2014, NiSource reported income from continuing operations of $530.7 million, or $1.68 per basic share, compared to $490.9 million, or $1.57 per basic share in 2013. Income from continuing operations for the year ended December 31, 2012 was $408.8 million, or $1.40 per basic share.
Including results from discontinued operations, NiSource reported 2014 net income of $530.0 million, or $1.68 per basic share, 2013 net income of $532.1 million, or $1.70 per basic share, and 2012 net income of $416.1 million, or $1.43 per basic share.
Comparability of line item operating results was impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expenses. Therefore, increases in these tracked operating expenses were offset by increases in net revenues and had essentially no impact on income from continuing operations. An increase in operating expenses of $137.3 million and $118.7 million for the years ended 2014 and 2013, respectively, were offset by a corresponding increase to net revenues reflecting these tracked costs.
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
Total consolidated net revenues for the year ended December 31, 2014, were $4,246.4 million, a $404.6 million increase compared with 2013. Net revenues increased primarily due to increased Gas Distribution Operations' net revenues of $197.1 million, higher Columbia Pipeline Group Operations' net revenues of $167.5 million and increased Electric Operations' net revenues of $41.3 million.

•
Gas Distribution Operations’ net revenues increased primarily due to an increase of $93.4 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania, the rate case at Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Furthermore, there was an increase in regulatory and tax trackers, which are offset in expense, of $49.2 million and the effects of colder weather of $18.4 million. Additionally, there was higher commercial, residential and industrial usage of $14.6 million, an increase in large customer revenue of $6.5 million, higher revenue of $5.9 million due to increased customer count and an increase in off-system sales of $5.6 million. Also, there were higher net revenues from the recovery of storage inventory costs of $3.8 million and a settlement of $3.2 million at Columbia of Massachusetts in 2013. These increases were partially offset by a decrease of $5.6 million resulting from NIPSCO’s GCIM.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $88.4 million and increased demand margin revenue of $54.7 million primarily as a result of growth projects placed in service and new firm contracts. Additionally, there was an increase in net revenues as a result of higher mineral rights royalty revenue of $22.6 million due to additional conveyances and increased third-party drilling activity.

•
Electric Operations’ net revenues increased primarily due to higher industrial usage of $21.9 million and an increase in the return on the environmental capital investment recovery of $19.8 million due to an increased plant balance eligible

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

for recovery. Additionally, there were increased net revenues of $5.9 million as a result of two electric transmission projects authorized by the MISO and higher off-system sales of $4.7 million. These increases were partially offset by a decrease in transmission upgrade revenue of $6.5 million included in net revenue in the prior year and the effects of weather of $5.3 million.
Total consolidated net revenues for the twelve months ended December 31, 2013 were $3,841.8 million, a $327.8 million increase compared with 2012. Net revenues increased primarily due to increased Columbia Pipeline Group Operations' net revenues of $179.0 million, higher Gas Distribution Operations' net revenues of $140.3 million and increased Electric Operations' net revenues of $8.6 million.

•
Columbia Pipeline Group Operations’ net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $119.5 million, the current period impacts of the 2012 customer settlement at Columbia Transmission, which resulted in an increase in net revenues of $50.3 million, higher demand margin and commodity revenue of $11.9 million from new growth projects placed into service and increased mineral rights royalty revenue and condensate revenue of $7.0 million. These increases were partially offset by lower shorter term transportation services of $7.6 million.

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

Expenses
Operating expenses were $3,030.6 million in 2014, an increase of $296.3 million from the comparable 2013 period. This increase was primarily due to an increase in operation and maintenance expenses of $262.4 million, higher depreciation and amortization of $28.2 million and increased other taxes of $19.7 million, partially offset by an increase in the gain on sale of assets of $14.0 million. The increase in operation and maintenance is due primarily to increased regulatory trackers, which are offset in net revenues, of $128.7 million, higher employee and administrative costs of $64.6 million due primarily to greater labor expense due to a growing workforce, timing of outages and maintenance and IT support and enhancement projects, increased outside services of $49.7 million primarily due to costs associated with the Proposed Separation and Gas Distribution Operations' pipeline safety initiatives, higher electric generation costs of $15.2 million as a result of maintenance related outages, increased materials and supplies of $7.5 million, higher uncollectibles of $6.6 million and an insurance reserve adjustment of $3.4 million. These increases were partially offset by lower software data conversion costs of $8.9 million and a decrease in environmental costs of $6.4 million. The increase in depreciation and amortization is primarily due to increased capital expenditures related to projects placed in service. The increase in gain on the sale of assets is primarily resulting from the increased gains on conveyance of mineral interests of $27.2 million, offset by the gain on the sale of storage base gas in 2013 of $11.1 million.
Operating expenses were $2,734.3 million in 2013, an increase of $228.2 million from the comparable 2012 period. This increase was primarily due to an increase in operation and maintenance expenses of $213.6 million, higher depreciation and amortization of $15.4 million and increased other taxes of $12.9 million, partially offset by an increase in the gain on sale of assets of $13.7 million. The increase in operation and maintenance is due primarily to increased regulatory trackers, which are offset in net revenues, of $130.0 million, higher employee and administrative costs of $60.5 million due primarily to greater labor expense due to a growing workforce, timing of outages and maintenance and IT support and enhancement projects, increased outside services of $10.2 million, software data conversion costs of $8.9 million and a mark-to-market adjustment of corporate owned life insurance assets primarily in the prior year of $5.7 million. These increases were partially offset by lower electric generation costs of $13.1 million as a result of the timing of planned and unplanned outages. The increase in depreciation and amortization is primarily due

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

to increased capital expenditures related to projects placed in service. The increase in gain on the sale of assets is primarily from the sale of storage base gas of $11.1 million and conveyances of mineral rights of $7.3 million, both at Columbia Pipeline Group Operations.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $46.6 million in 2014, an increase of $10.7 million compared with 2013. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium, Pennant, and Hardy Storage which are integral to the Columbia Pipeline Group Operations business. Equity earnings increased primarily from increased earnings at Millennium attributable to growth projects placed in service.

Equity Earnings in Unconsolidated Affiliates were $35.9 million in 2013, an increase of $3.7 million compared with 2012. Equity Earnings in Unconsolidated Affiliates includes investments in Millennium, Pennant, and Hardy Storage which are integral to the Columbia Pipeline Group Operations business. Equity earnings increased primarily from increased earnings at Millennium.
Other Income (Deductions)
Other Income (Deductions) in 2014 reduced income $421.3 million compared to a reduction of $390.6 million in 2013. The increase in deductions is primarily due to an increase in interest expense of $28.8 million in 2014 compared to 2013. This increase is primarily attributable to the issuance of $500.0 million of long-term debt in October 2013, $750.0 million of long-term debt in April 2013 and the expiration of $500.0 million of fixed-to-variable interest rate swaps in July 2014. These increases were partially offset by the maturity of $500.0 million of long-term debt in July 2014.

Other Income (Deductions) in 2013 reduced income $390.6 million compared to a reduction of $416.6 million in 2012. The decrease in deductions is primarily due to an increase in Other, net of $22.5 million in 2013 compared to 2012. This increase is primarily attributable to a gain from insurance proceeds and AFUDC earnings. Interest expense of $414.8 million was recorded in 2013, a decrease of $3.5 million compared to the prior year. The decrease resulted from the maturity of $420.3 million of long-term debt in March 2013 and $315.0 million of long-term debt in November 2012, increased AFUDC rates and lower average short-term borrowings partially offset by higher interest expense from the issuance of $500.0 million of long-term debt in October 2013, $750.0 million of long-term debt in April 2013 and $750.0 million of long-term debt in June 2012.

Income Taxes
The effective income tax rates were 36.9%, 34.8% and 34.4% in 2014, 2013 and 2012, respectively. The 2.1% increase in the overall effective tax rate in 2014 versus 2013 was primarily the result of a $7.1 million increase due to Indiana state taxes, $5.5 million Pennsylvania regulatory changes, and $4.1 million additional deferred state income tax related to corporate restructuring. The change in the overall effective tax rate in 2013 versus 2012 was minimal. Refer to Note 9, "Income Taxes," in the Notes to Consolidated Financial Statements for further discussion of income taxes.
Discontinued Operations
Discontinued operations reflected net loss of $0.7 million in 2014 compared to net income of $6.3 million in 2013 and net income of $7.3 million in 2012. The decrease in net income in 2014 compared to 2013 is primarily due to a prior year settlement at NiSource's former exploration and production subsidiary, CER. A gain on the disposition of discontinued operations of $34.9 million was recorded in 2013 as a result of a gain on the sale of the service plan and leasing business lines of NiSource's Retail Services business partially offset by a loss on the sale of NiSource's unregulated marketing business.

Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolver, commercial paper program, long-term debt agreements and NiSource’s ability to access the capital markets there is adequate capital available to fund its operating activities and capital expenditures in 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Operating Activities
Net cash from operating activities for the year ended December 31, 2014 was $1,319.6 million, a decrease of $117.2 million from a year ago. The decrease in net cash from operating activities was primarily attributable to an income tax refund received in 2013.

Net cash from operating activities for the year ended December 31, 2013 was $1,436.8 million, an increase of $161.3 million from the prior year. The increase in net cash from operating activities was primarily due to an increase in working capital from income tax receivables of $255.9 million primarily due to a refund from the IRS received in 2013.
Pension and Other Postretirement Plan Funding. In 2014, NiSource contributed $55.9 million to its pension plans and $35.1 million to its postretirement medical and life plans. In 2015, NiSource expects to make contributions of approximately $3.5 million to its pension plans and approximately $34.8 million to its postretirement medical and life plans. At December 31, 2014, NiSource’s pension and other post-retirement benefit plans were underfunded by $421.1 million and $251.0 million, respectively.

Investing Activities
The tables below reflect actual capital expenditures and certain other investing activities by segment for 2012, 2013 and 2014, and estimates for 2015.

(in millions)	2015E	2014	2013	2012
Gas Distribution Operations	$891.9	$860.3	$790.8	$649.4
Columbia Pipeline Group Operations	1,058.7	843.9	797.5	489.6
Electric Operations	391.3	438.8	426.3	422.8
Corporate and Other Operations	62.9	40.5	31.4	23.3
Total(1)	$2,404.8	$2,183.5	$2,046.0	$1,585.1
(1) Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures included in current liabilities, contributions to equity method investees, and AFUDC Equity.
For 2015, the projected capital program and certain other investing activities are expected to be $2,404.8 million, which is $221.3 million higher than the 2014 capital program. This increased spending is mainly due to increased spending in the Columbia Pipeline Group Operations segment due to an increase in system growth and equity investments as a result of the current profile of identified growth projects in 2015 partially offset by a decrease in the modernization and maintenance spend attributed to advanced spend for the modernization program in 2014.
For 2014, the capital expenditures and certain other investing activities were $2,183.5 million, which is $137.5 million higher than the 2013 capital program. This increased spending is mainly due to continued spending on infrastructure replacement programs in the Gas Distribution Operations segment and increased spending in the Columbia Pipeline Group Operations segment due to system growth and equity investments in the Marcellus and Utica shale areas.
For 2013, capital expenditures and certain other investing activities were $2,046.0 million, an increase of $460.9 million compared to 2012. This increased spending is mainly due to higher expenditures for the modernization program and system growth and equity investments in the Marcellus and Utica Shale areas in the Columbia Pipeline Group Operations segment and increased spending in the Gas Distribution Operations segment due to increased spending on infrastructure replacement programs. Capital spending in the Electric Operations segment in 2013 was comparable to 2012 due to continued spending on the environmental tracker capital projects in the generation fleet.
Restricted cash was $24.9 million and $8.0 million as of December 31, 2014 and 2013, respectively. The increase in restricted cash was primarily a result of higher margin requirements due to open derivative contracts.
NiSource received insurance proceeds for capital repairs of $11.3 million, $6.4 million and $6.5 million in 2014, 2013 and 2012, respectively.
Contributions to equity investees were $69.2 million, $125.4 million, and $20.4 million for 2014, 2013 and 2012, respectively. The $56.2 million decrease in 2014 was primarily the result of lower contributions made by Columbia Midstream to Pennant. The increase in 2013 was the result of higher contributions by Columbia Midstream to Pennant. Refer to the Columbia Pipeline Group Operations segment discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations for information on these contributions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Financing Activities
Long-term Debt. Refer to Note 14, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information on long-term debt.
Credit Facilities. NiSource Finance currently maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. In December 2014, with an effective date pending the Proposed Separation of NiSource and CPG, NiSource Finance revised the $2.0 billion revolver to $1.5 billion and extend the termination date to the fifth anniversary of the effective date. Contemporaneous with the revision to NiSource Finance’s revolving credit facility, revolving credit facilities were established for CPG and CPPL in the amount of $1.5 billion and $500 million, respectively. As of December 31, 2014 NiSource has deferred $8.7 million of debt issuance costs related to the credit facility revision.
The $1.5 billion CPG credit facility will be effective with the Proposed Separation.
CPPL's $500 million revolving credit facility, of which $50 million will be available for issuance of letters of credit, became effective upon the closing of the IPO. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. Additionally, $50 million will be available for issuance of letters of credit.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility, which expires in September 2018. The aforementioned pending revolver amendment for NiSource Finance and pending revolver for CPG are expected to support commercial paper borrowings of $1.5 billion each. CPPL is not expected to issue commercial paper.
NiSource Finance had $500.0 million borrowings outstanding under its revolving credit facility at December 31, 2014 at a weighted average interest rate of 1.44% and no borrowings at December 31, 2013. In addition, NiSource Finance had $792.6 million in commercial paper outstanding at December 31, 2014, at a weighted average interest rate of 0.82% and $433.6 million in commercial paper outstanding at December 31, 2013, at a weighted average interest rate of 0.70%.
As of December 31, 2014 and December 31, 2013, NiSource had $284.3 million and $265.1 million, respectively, of short-term borrowings recorded on the Consolidated Balance Sheets relating to its accounts receivable securitization facilities. See Note 17, “Transfers of Financial Assets” in the Notes to Consolidated Financial Statements.
As of December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding of which $14.7 million were under the revolving credit facility. At December 31, 2013, NiSource had $31.6 million of stand-by letters of credit outstanding of which $14.3 million were under the revolving credit facility.
As of December 31, 2014, an aggregate of $692.7 million of credit was available under the credit facility.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility and its three-year term loans, which require NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2014, the ratio was 62%.
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
CPPL's revolving credit facility contains various covenants and restrictive provisions which, among other things, limit CPPL’s and its restricted subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of their assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness, each of which is subject to customary and usual exceptions and baskets, including an exception to the limitation on restricted payments for distributions of available cash, as permitted by CPPL's organizational documents. If CPPL fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. The CPPL revolving credit facility also contains customary events of default, including cross default provisions that apply to any other indebtedness CPPL may have with an outstanding principal amount in excess of $50 million.
CPPL's revolving credit facility also contains certain negative financial covenants that will require CPPL (a) to maintain a consolidated total leverage ratio that does not exceed (i) 5.75 to 1.00 for the test period ending December 31, 2015, (ii) 5.50 to 1.00 for any test period ending after December 31, 2015 and on or before December 31, 2017, and (iii) 5.00 to 1.00 for any test period ending after December 31, 2017, provided that after December 31, 2017 and during a Specified Acquisition Period (as defined in CPPL's revolving credit facility), then the leverage ratio may not exceed 5.50 to 1.00 and (b) until CPG has received an investment grade rating, to maintain a Consolidated Interest Coverage Ratio (as defined in the MLP revolving credit facility) of no less than 3.00 to 1.00.
A breach by CPPL of any of these covenants could result in a default in respect of the related debt. If a default occurred, the relevant lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against CPPL or any guarantor, including NiSource.
Sale of Trade Accounts Receivables. Refer to Note 17, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for information on the sale of trade accounts receivable.
All accounts receivable sold to the commercial paper conduits are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined, in part, by required loss reserves under the agreements.
Credit Ratings. The announcement of the Proposed Separation on September 28, 2014 triggered ratings reviews by Standard & Poor’s, Moody’s, and Fitch. On September 29, 2014, Standard & Poor's affirmed the senior unsecured ratings for NiSource and the existing ratings of its other rated subsidiaries at BBB- and the NiSource Finance commercial paper rating of A-3, placing the company’s ratings on watch positive. On September 29, 2014, Moody's affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On September 29, 2014, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by either Standard & Poor's or Fitch would result in a rating that is below investment grade.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $39.3 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and service obligations for various services including pipeline capacity and IBM outsourcing. The total contractual obligations in existence at December 31, 2014 and their maturities were:

(in millions)	Total	2015	2016	2017	2018	2019	After
Long-term debt (1)	$8,282.0	$230.0	$746.5	$1,339.5	$800.0	$541.0	$4,625.0
Capital leases (2)	286.2	48.6	20.1	19.4	19.2	19.1	159.8
Interest payments on long-term debt	5,524.3	433.0	407.2	377.8	315.2	271.4	3,719.7
Operating leases(3)	111.0	22.7	15.4	15.4	12.8	10.9	33.8
Energy commodity contracts	576.2	190.1	103.2	76.0	67.5	68.6	70.8
Service obligations:
Pipeline service obligations	1,398.3	260.8	234.1	214.5	165.1	128.3	395.5
IBM service obligations	570.2	100.8	100.8	96.4	92.4	90.4	89.4
Other service obligations	180.8	66.0	59.1	55.2	0.5	—	—
Other liabilities	38.3	38.3	—	—	—	—	—
Total contractual obligations	$16,967.3	$1,390.3	$1,686.4	$2,194.2	$1,472.7	$1,129.7	$9,094.0
(1) Long-term debt balance excludes unamortized discounts of $49.9 million and non-recourse debt of $2.1 million related to NDC Douglas Properties.

(2) Capital lease payments shown above are inclusive of interest totaling $97.9 million.

(3)Operating lease balances do not include amounts for fleet leases that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $32.7 million in 2015, $32.8 million in 2016, $27.8 million in 2017, $22.0 million in 2018, $13.8 million in 2019 and $9.3 million thereafter.
NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the stated coupon and payment dates; for variable-rate debt, interest rates are used that are in place as of December 31, 2014. For 2015, NiSource projects that it will be required to make interest payments of approximately $449.1 million, which includes $433.0 million of interest payments related to its long-term debt outstanding as of December 31, 2014. At December 31, 2014, NiSource also had $1,576.9 million in short-term borrowings outstanding.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring a payment of $25.6 million in 2015 which is recorded as a capital lease.
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
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2015 to 2045, require NiSource to pay fixed monthly charges.
On December 31, 2013, NiSource Corporate Services signed a seven year agreement with IBM to continue to provide business process and support functions to NiSource under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. The agreement was effective January 1, 2014 with a commencement date of April 1, 2014 and includes some targeted service enhancements as well as continued existing IT support services and a few additional support services. Under the agreement, at December 31, 2014, NiSource Corporate Services expects to pay approximately $570.2 million to IBM in service and project fees as shown in the table above. Upon any termination of the agreement by NiSource for

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM's capital investments not yet recovered and IBM's wind-down expenses. This termination fee could be material depending on the events giving rise to the termination and the timing of the termination.
NIPSCO has contracts with three major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2018 and are included within “Other service obligations” in the table of contractual obligations.
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
NiSource’s expected payments included within “Other liabilities” in the table of contractual commitments above contains employer contributions to pension and other postretirement benefits plans expected to be made in 2015. Plan contributions beyond 2015 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2015, NiSource expects to make contributions of approximately $3.5 million to its pension plans and approximately $34.8 million to its postretirement medical and life plans. Refer to Note 10, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.

Not included in the table above are $24.2 million of estimated federal and state income tax liabilities, including interest. If or when such amounts may be settled is uncertain and cannot be estimated at this time. Refer to Note 9, “Income Taxes,” in the Notes to Consolidated Financial Statements for more information.

NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as “Other Liabilities and Deferred Credits” on the Consolidated Balance Sheets, other than those described above.

NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $351.1 million in 2015, which are not included in the table above.

Off Balance Sheet Items
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
NiSource has purchase and sale agreement guarantees totaling $25.6 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

NiSource has other guarantees outstanding. Refer to Note 18-A, “Guarantees and Indemnities,” in the Notes to Consolidated Financial Statements for additional information about NiSource’s off balance sheet arrangements.

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
There are no material commodity price risk assets or liabilities as of December 31, 2014 and 2013.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loan, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $20.0 million and $14.2 million for the years 2014 and 2013, respectively.

Credit Risk
Due to the nature of the industry, credit risk is embedded in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. In addition, Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by the Corporate Credit Risk function which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to NiSource at a future date per execution of contractual terms and conditions. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash and letters of credit.

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

Refer to Note 16, “Fair Value,” in the Notes to the Consolidated Financial Statements for additional information on NiSource’s fair value measurements.

Other Information
Critical Accounting Policies
NiSource applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource’s results of operations and Consolidated Balance Sheets.
Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,889.9 million and $1,736.2 million at December 31, 2014, and $1,665.0 million and $1,730.0 million at December 31, 2013, respectively. For additional information, refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.
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
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets. Regulatory assets requiring specific regulatory action amounted to $183.9 million at December 31, 2014. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
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
NISOURCE INC.

assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. For further discussion of NiSource’s pensions and other postretirement benefits, see Note 10, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements.
Goodwill. NiSource’s goodwill assets at December 31, 2014 were $3,666.2 million, most of which resulted from the acquisition of Columbia on November 1, 2000. In addition, NIPSCO Gas Distribution Operations’ goodwill assets at December 31, 2014, related to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992 were $17.8 million. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of May 1, 2014.
NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2012 goodwill test. The test indicated that the fair value of each of the reporting units that carry or are allocated goodwill substantially exceeded their carrying values, indicating that no impairment existed under the step 1 annual impairment test. A qualitative ("step 0") test was performed as of May 1, 2014 and 2013. NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units in its baseline May 1, 2012 test. The results of this assessment indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values and no impairments are necessary.

Although there was no goodwill asset impairment as of May 1, 2014, an interim impairment test could be triggered by the following: actual earnings results that are materially lower than expected, significant adverse changes in the operating environment, an increase in the discount rate, changes in other key assumptions which require judgment and are forward looking in nature, or if NiSource’s market capitalization stays below book value for an extended period of time. No impairment triggers were identified subsequent to May 1, 2014.

During the first quarter of 2013, as part of the sale of the service plan and leasing business lines of its Retail Services business, NiSource allocated $10.0 million of goodwill from Columbia Distribution Operations to the sale and allocated $1.0 million of goodwill from NIPSCO Gas Distribution Operations to the sale. Refer to Note 3, "Discontinued Operations and Assets and Liabilities Held for Sale" for more information.
Refer to Notes 1-J and 5, “Goodwill and Other Intangible Assets,” in the Notes to Consolidated Financial Statements for additional information.

Revenue Recognition. Revenue is recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed. Refer to Note 1-L, “Revenue Recognition,” in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Consolidated Financial Statements.
Environmental Matters
NiSource is subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. NiSource believes that it is in substantial compliance with those environmental regulations currently applicable to NiSource’s business and operations. Refer to Note 18-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters.

Bargaining Unit Contract
As of December 31, 2014, NiSource had 8,982 employees of whom 3,323 were subject to collective bargaining agreements. Agreements were reached with the respective unions whose collective bargaining agreements were set to expire during 2014. Two additional collective bargaining contracts, covering approximately 100 employees, are set to expire during 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations

Year Ended December 31, (in millions)	2014	2013	2012
Net Revenues
Sales revenues	$3,593.9	$3,053.8	$2,660.7
Less: Cost of gas sold (excluding depreciation and amortization)	1,762.7	1,419.7	1,166.9
Net Revenues	1,831.2	1,634.1	1,493.8
Operating Expenses
Operation and maintenance	900.3	824.8	757.3
Depreciation and amortization	217.6	201.4	189.9
(Gain) Loss on sale of assets and impairment, net	(0.2)	1.2	0.6
Other taxes	176.5	161.3	154.7
Total Operating Expenses	1,294.2	1,188.7	1,102.5
Operating Income	$537.0	$445.4	$391.3

Revenues
Residential	$2,286.3	$1,901.0	$1,685.2
Commercial	800.6	654.0	549.0
Industrial	231.3	194.3	174.3
Off-System Sales	199.4	266.4	176.2
Other	76.3	38.1	76.0
Total	$3,593.9	$3,053.8	$2,660.7
Sales and Transportation (MMDth)
Residential sales	295.2	272.3	226.5
Commercial sales	189.6	172.9	156.2
Industrial sales	512.9	494.5	478.2
Off-System Sales	44.9	70.4	61.5
Other	(0.1)	0.4	0.3
Total	1,042.5	1,010.5	922.7
Heating Degree Days	6,176	5,698	4,799
Normal Heating Degree Days	5,610	5,610	5,664
% Colder (Warmer) than Normal	10%	2%	(15)%
Customers
Residential	3,098,052	3,079,575	3,058,839
Commercial	282,749	281,535	280,842
Industrial	7,637	7,663	7,552
Other	15	22	22
Total	3,388,453	3,368,795	3,347,255
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

Market Conditions
During 2014, spot prices at the Henry Hub for the winter through December 2014 have primarily been in the $2.745 - $4.280/Dth range compared to prices in the $3.360 - $4.520/Dth range experienced during the winter through December 2013.
Entering the 2014-2015 winter season, national storage levels were 238 Bcf below the prior year and 261 Bcf below the 5 year average inventory levels (based on November 6, 2014 Energy Information Administration storage report). During the summer of 2014, prices ranged between $3.515 and $4.835/Dth which were higher than those prices experienced in the summer of 2013.
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
The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include the sale of products and services upstream of the companies’ service territory, the sale of products and services in the companies’ service territories, and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution Operations company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such things as gas purchase prices paid below an agreed upon benchmark and its ability to reduce pipeline capacity charges with their customers. Certain Gas Distribution Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2012, 2013 and 2014 and estimates for 2015.

(in millions)	2015E	2014	2013	2012
System Growth	$152.7	$175.9	$166.8	$126.4
Maintenance and Other	739.2	684.4	624.0	523.0
Total	$891.9	$860.3	$790.8	$649.4
The Gas Distribution Operations segment’s capital expenditures and other investing activities were $860.3 million in 2014 and are projected to be $891.9 million in 2015. The estimated 2015 capital expenditures are $31.6 million higher than 2014 primarily due to increased TDSIC spend. Capital expenditures for 2014 were higher than 2013 by approximately $69.5 million primarily due to increased spending on infrastructure replacement projects.

The Gas Distribution Operations segment’s capital expenditures for 2013 were higher than 2012 by approximately $141.4 million primarily due to increased spending on infrastructure replacement projects.

Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.
Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the year ended December 31, 2014 increased from the same period last year primarily due to colder weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment charge. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2014, reserves have been recorded to cover probable environmental response actions. Refer to Note 18-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Springfield, MA Incident
On November 23, 2012, while Columbia of Massachusetts was investigating the source of an odor of gas at a service location in Springfield, Massachusetts, a gas service line was pierced and an explosion occurred. While this explosion impacted multiple buildings and resulted in several injuries, no life threatening injuries or fatalities have been reported. The Massachusetts DPU has concluded its investigation. Columbia of Massachusetts is fully cooperating with the Occupational Safety & Health Administration in its investigation of this incident. Columbia of Massachusetts believes any costs associated with damages, injuries, and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements.
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
Weather in the Gas Distribution Operations service territories for 2014 was about 10% colder than normal and was about 8% colder than 2013, increasing net revenues by approximately $18 million for the year ended December 31, 2014 compared to 2013.
Weather in the Gas Distribution Operations service territories for 2013 was about 2% colder than normal and was about 19% colder than 2012, increasing net revenues by approximately $48 million for the year ended December 31, 2013 compared to 2012.
Throughput
Total volumes sold and transported for the year ended December 31, 2014 were 1,042.5 MMDth, compared to 1,010.5 MMDth for 2013. This increase is primarily attributable to colder weather compared to the prior year.

Total volumes sold and transported for the year ended December 31, 2013 were 1,010.5 MMDth, compared to 922.7 MMDth for 2012. This increase is primarily attributable to colder weather experienced in 2013 compared to 2012.

NiSource throughput reported does not directly correlate to the results of Gas Distribution Operations due to rate design.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

Net Revenues
Net revenues for 2014 were $1,831.2 million, an increase of $197.1 million from the same period in 2013. The increase in net revenues is due primarily to an increase of $93.4 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania, the rate case at Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Furthermore, there was an increase in regulatory and tax trackers, which are offset in expense, of $49.2 million and the effects of colder weather of $18.4 million. Additionally, there was higher commercial, residential and industrial usage of $14.6 million, an increase in large customer revenue of $6.5 million, higher revenue of $5.9 million due to increased customer count and an increase in off-system sales of $5.6 million. Also, there were higher net revenues from the recovery of storage inventory costs of $3.8 million and a settlement of $3.2 million at Columbia of Massachusetts in 2013. These increases were partially offset by a decrease of $5.6 million resulting from NIPSCO’s GCIM.

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

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to Other gross revenues for the twelve months ended December 31, 2014 and 2013 were a revenue increase of $34.2 million and a revenue decrease of $8.1 million, respectively.

Operating Income
For 2014, Gas Distribution Operations reported operating income of $537.0 million, an increase of $91.6 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $105.5 million higher than the comparable period reflecting increased regulatory and tax trackers, which are offset in net revenues, of $49.2 million, higher employee and administrative expenses of $21.9 million primarily due to a growing workforce and increased IT support and enhancements projects. Additionally, there was increased depreciation of $16.2 million due to increased capital expenditures, increased outside service costs of $13.7 largely due to Columbia of Pennsylvania's pipeline safety initiatives, higher other taxes of $6.0 million and increased uncollectibles of $5.1 million. These increases were partially offset by a decrease in environmental costs of $6.7 million.

For 2013, Gas Distribution Operations reported operating income of $445.4 million, an increase of $54.1 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $86.2 million due to higher employee and administrative expenses of $27.1 million primarily due to a growing workforce and increased IT support and enhancement projects. Additionally, there were increased regulatory and tax trackers, which are offset in net revenues, of $18.7 million, higher depreciation of $11.5 million due to an increase in capital expenditures placed in service, increased other taxes, excluding trackers described above, of $8.7 million, higher outside services of $8.4 million, increased environmental expense of $5.6 million and higher materials and supplies of $2.2 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations

Year Ended December 31, (in millions)	2014	2013	2012
Net Revenues
Transportation revenues	$837.1	$774.7	$721.8
Storage revenues	197.2	196.4	196.7
Other revenues	312.9	208.7	83.0
Total Sales Revenue	1,347.2	1,179.8	1,001.5
Less: Cost of sales (excluding depreciation and amortization)	0.3	0.4	1.1
Net Revenues	1,346.9	1,179.4	1,000.4
Operating Expenses
Operation and maintenance	751.6	623.4	476.3
Depreciation and amortization	118.6	106.9	99.3
Gain on sale of assets, net	(34.5)	(18.6)	(0.6)
Other taxes	67.1	62.2	59.2
Total Operating Expenses	902.8	773.9	634.2
Equity Earnings in Unconsolidated Affiliates	46.6	35.9	32.2
Operating Income	$490.7	$441.4	$398.4

Throughput (MMDth)
Columbia Transmission	1,379.4	1,354.3	1,305.7
Columbia Gulf	626.7	643.0	894.3
Crossroads Gas Pipeline	16.7	16.9	15.7
Intrasegment eliminations	(128.7)	(239.4)	(422.6)
Total	1,894.1	1,774.8	1,793.1

Growth Projects Placed into Service
Warren County Project. The Columbia Pipeline Group Operations segment recently completed construction of approximately 2.5 miles of new 24-inch pipeline and modifications to existing compressor stations for a total capital cost of approximately $37 million. This project has expanded the system in order to provide up to nearly 250,000 Dth/d of transportation capacity under a long-term, firm contract. The project commenced commercial operations in April 2014.

West Side Expansion (Columbia Transmission-Smithfield III). This project is designed to provide a market outlet for increasing Marcellus supply originating from the Waynesburg, Pennsylvania and Smithfield, Pennsylvania areas on the Columbia Transmission system. The Columbia Pipeline Group Operations segment invested approximately $87 million in new pipeline and compression, which will provide up to 444,000 Dth/d of incremental, firm transport capacity and is supported by long-term, firm contracts. The project was placed in service during the fourth quarter of 2014.

West Side Expansion (Columbia Gulf-Bi-Directional). Under this project the Columbia Pipeline Group Operations segment invested approximately $113 million in system modifications and horsepower to provide a firm backhaul transportation path from the Leach, Kentucky interconnect with Columbia Transmission to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 540,000 Dth/d to transport Marcellus production originating in West Virginia. The project is supported by long-term firm contracts and was placed in service in the fourth quarter of 2014. The Alexandria Compression portion of Columbia Gulf’s West Side Expansion (approximately $75 million in capital costs) will be placed in service in the third quarter of 2015.

Giles County Project. The Columbia Pipeline Group Operations segment invested approximately $25 million for the construction of approximately 12.9 miles of 8-inch pipeline, which will provide 46,000 Dth/d of firm service to a third party located off its Line KA system and into Columbia of Virginia’s system. The Columbia Pipeline Group Operations has secured a long-term firm contract for the full delivery volume and the project was placed in service in the fourth quarter of 2014.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations

Line 1570 Expansion. The Columbia Pipeline Group Operations segment replaced approximately 19 miles of existing 20-inch pipeline with a 24-inch pipeline and added compression at an approximate cost of $18 million. The project, which was placed in service during the fourth quarter of 2014, creates nearly 99,000 Dth/d of capacity and is supported by long-term, firm contracts.

Growth Projects in Progress
Chesapeake LNG. The project involves the investment of approximately $33 million to replace 120,000 Dth/d of existing LNG peak shaving facilities nearing the end of their useful lives. This project is expected to be placed in service in the second quarter of 2015.

Big Pine Expansion. The Columbia Pipeline Group Operations segment is investing approximately $65 million to make a connection to the Big Pine pipeline and add compression facilities that will add incremental capacity. The additional approximately 10-mile 20-inch pipeline and compression facilities will support Marcellus shale production in western Pennsylvania. Approximately 50% of the increased capacity generated by the project is supported by a long-term fee-based agreement with a regional producer, with the remaining capacity expected to be sold to other area producers in the near term. This project is expected to be placed in service by the third quarter of 2015.

East Side Expansion. The Columbia Pipeline Group Operations segment has received FERC authorization to construct facilities for this project, which will provide access for production from the Marcellus shale to the northeastern and mid-Atlantic markets. Supported by long-term firm contracts, the project will add up to 312,000 Dth/d of capacity and is expected to be placed in service by the end of the third quarter of 2015. The Columbia Pipeline Group Operations segment plans to invest up to approximately $275 million in this project.

Washington County Gathering. A large producer has contracted with the Columbia Pipeline Group Operations segment to build a 21-mile dry gas gathering system consisting of 8-inch, 12-inch, and 16-inch pipelines, as well as compression, measurement and dehydration facilities. The Columbia Pipeline Group Operations segment expects to invest approximately $120 million beginning in 2014 through 2018 and expects to commence construction in early 2015. The initial wells are expected to come on-line in the fourth quarter of 2015. The project is supported with minimum volume commitments and further enhances Columbia Midstream’s relationship with a producer that has a large Marcellus acreage position.

Kentucky Power Plant Project. The Columbia Pipeline Group Operations segment expects to invest approximately $24 million to construct 2.7 miles of 16-inch greenfield pipeline and other facilities to a third-party power plant from Columbia Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service, is supported by a long-term firm contract, and will be placed in service by the end of the second quarter of 2016.

Utica Access Project. The Columbia Pipeline Group Operations segment intends to invest approximately $51 million to construct 4.7 miles of 20-inch greenfield pipeline to provide 205,000 Dth/d of new firm service to allow Utica production access to liquid trading points on our system. This project is expected to be in service by the end of the fourth quarter of 2016. The Columbia Pipeline Group Operations segment has secured firm contracts for the full delivery volume.

Leach XPress. The Columbia Pipeline Group Operations segment finalized agreements for the installation of approximately 124 miles of 36-inch pipeline from Majorsville to the Crawford compressor station (“Crawford CS”) located on the Columbia Transmission system, and 27 miles of 36-inch pipeline from Crawford CS to the McArthur compressor station located on the Columbia Transmission system, and approximately 101,700 horsepower across multiple sites to provide approximately 1.5 MMDth/d of capacity out of the Marcellus and Utica production regions to the Leach compressor station (“Leach CS”) located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Transmission system. Virtually all of the project’s capacity has been secured with long-term firm contracts. The Columbia Pipeline Group Operations segment expects the project to go in service during the fourth quarter of 2017 and will invest approximately $1.4 billion in this project.

Rayne XPress. This project would transport approximately 1 MMDth/d of growing southwest Marcellus and Utica production away from constrained production areas to markets and liquid transaction points. Capable of receiving gas from Columbia Transmission’s Leach XPress project, gas would be transported from the Leach, Kentucky interconnect with Columbia Transmission in a southerly direction towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. The project also includes the creation of a new compressor station. The Columbia Pipeline Group Operations segment

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations

has secured definitive agreements for firm service for the project’s capacity and expect the project to be placed in service by the end of the fourth quarter of 2017. The Columbia Pipeline Group Operations segment expects to invest approximately $383 million on the Rayne XPress project to modify existing facilities and to add new compression.

Cameron Access Project. The Columbia Pipeline Group Operations segment is investing approximately $310 million in an 800,000 Dth/d expansion of the Columbia Gulf system through improvements to existing pipeline and compression facilities, a new state-of-the-art compressor station near Lake Arthur, Louisiana, and the installation of a new 26-mile pipeline in Cameron Parish to provide for a direct connection to the Cameron LNG Terminal. The Columbia Pipeline Group Operations segment expects the project to be placed in service by the first quarter of 2018 and has secured long-term firm contracts for approximately 90% of the increased volumes.

WB XPress. The Columbia Pipeline Group Operations segment expects to invest approximately $870 million in this project to expand the WB system through looping and added compression in order to transport approximately 1.3 MMDth/d of Marcellus Shale production on the Columbia Transmission system to pipeline interconnects and East Coast markets, which includes access to the Cove Point LNG terminal. The Columbia Pipeline Group Operations segment expects this project to be placed in service by the fourth quarter of 2018.

Equity Investments
Pennant. Columbia Midstream entered into a 50:50 joint venture in 2012 with affiliates of Hilcorp to construct new wet natural gas gathering pipeline infrastructure and NGL processing facilities to support natural gas production in the Utica Shale region of northeastern Ohio and western Pennsylvania. Columbia Midstream and Hilcorp jointly own Pennant with Columbia Midstream serving as the operator of Pennant and the facilities. NiSource accounts for the joint venture under the equity method of accounting.

Pennant invested in the construction of 20-24 inch wet gas gathering pipeline facilities with a capacity of approximately 500 MMcf/d. In addition, Pennant constructed a gas processing facility in New Middletown, Ohio that will have an initial capacity of 200 MMcf/d and is constructing a NGL pipeline with an initial capacity of 45,000 barrels per day that can be expanded to 90,000 barrels per day. Consistent with the terms of the joint venture, Columbia Midstream operates the gas processing facility, NGL pipeline and associated wet gas gathering system. The joint venture is designed and anticipated to serve other producers with significant acreage development in the area with an interest in obtaining capacity on the system. The facilities allow Pennant to be a full-service solution for providers in the northern Utica Shale region, offering access to wet gas gathering and processing as well as residue gas and NGL takeaway to attractive market destinations. Columbia Midstream's initial investment in this area, including the gathering pipeline, related laterals, NGL pipeline and the processing plant, is approximately $195 million. Portions of the facilities were placed in service in the fourth quarter of 2013 and the second quarter of 2014, with the remainder placed in service in October 2014.

Columbia Midstream made cash contributions to Pennant totaling $66.6 million, $108.9 million and $2.9 million in 2014, 2013 and 2012, respectively. No distributions have been received from Pennant.

Millennium. The Millennium system is a FERC-regulated interstate natural gas transportation pipeline system, which consists of approximately 253 miles of natural gas transmission pipeline and three compressor stations with approximately 43,000 hp of installed capacity. Millennium transports an average of 1 Bcf/d of natural gas sourced from the Marcellus shale to markets across New York's Southern Tier and lower Hudson Valley, as well as to the New York City markets through its pipeline interconnections. Columbia Transmission owns a 47.5% interest in Millennium and acts as operator for the pipeline in partnership with DTE Millennium Company and National Grid Millennium LLC, which each own an equal remaining share of the company.

Columbia Transmission made contributions to Millennium to fund its share of capital projects of $2.6 million, $16.6 million and $17.5 million in 2014, 2013 and 2012, respectively. For the same respective periods, Columbia Transmission received distributions of earnings of $35.6 million, $29.0 million and $31.4 million.

Millennium began two projects in 2012 that added approximately 30,000 hp of compression to its system. The first project went into service in June 2013 and increased capacity at its interconnections with Algonquin Gas Transmission, with a total investment of approximately $50 million. The second project included a total investment of approximately $40 million that increased capacity

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Columbia Pipeline Group Operations

with interconnections to other third-party facilities. The second project was placed into service in March 2014. Columbia Transmission's share of the above investments was limited to its 47.5% interest in Millennium.

Hardy Storage. The Hardy Storage facility is a FERC-regulated interstate natural gas storage system, which consists of 29 storage wells in a depleted gas production field in Hampshire and Hardy counties, West Virginia, 36.7 miles of pipeline and 7,100 hp of installed capacity. The facility interconnects with Columbia Transmission and has approximately 12 MMDth of working gas capacity and 176,000 Dth/d of withdrawal capacity. Columbia Transmission owns a 50% interest in Hardy Storage and acts as operator for the system. A third party, Piedmont Natural Gas Company, Inc., owns the remaining 50% interest in Hardy Storage.

NiSource received $2.2 million, $3.1 million and $3.5 million of available accumulated earnings in 2014, 2013 and 2012, respectively. For the same respective periods, NiSource made no contributions to Hardy Storage.
Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on regulatory matters for the Columbia Pipeline Group Operations segment.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2012, 2013 and 2014 and estimates for 2015.

(in millions)	2015E	2014	2013	2012
System Growth and Equity Investments	$624.1	$367.5	$321.2	$235.0
Modernization and Maintenance	434.6	476.4	476.3	254.6
Total	$1,058.7	$843.9	$797.5	$489.6
Capital expenditures in the Columbia Pipeline Group Operations segment in 2014 increased by $46.4 million compared to 2013 due to system growth and equity investments in the Marcellus and Utica Shale areas. The capital expenditure program and other investing activities in 2015 are projected to be approximately $1,058.7 million, which is an increase of $214.8 million over 2014. The increase from 2014 to 2015 is expected due to an increase in system growth and equity investments spend as a result of the current profile of identified growth projects in 2015 partially offset by a decrease in the modernization and maintenance spend attributed to advanced spend for the modernization program in 2014.
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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Columbia Pipeline Group Operations segment due to changes in near-term supply and demand conditions. For the year ended December 31, 2014, approximately 94.1% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.0% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 93.1% and 5.0%, respectively, for the year ended December 31, 2013.

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

NISOURCE INC.
Columbia Pipeline Group Operations (continued)

receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For each of the years ended December 31, 2014 and 2013, approximately 1.9% of the transportation revenues were derived from interruptible contracts.

Environmental Matters
Currently, various environmental matters impact the Columbia Pipeline Group Operations segment. As of December 31, 2014, reserves have been recorded to cover probable environmental response actions. Refer to Note 18-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.
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
Throughput for the Columbia Pipeline Group Operations segment totaled 1,894.1 MMDth for 2014, compared to 1,774.8 MMDth for the same period in 2013. This increase reflected increased Marcellus natural gas production and favorable pricing conditions to third-party interconnects in the Southeast region of the United States.
Throughput for the Columbia Pipeline Group Operations segment totaled 1,774.8 MMDth for 2013, compared to 1,793.1 MMDth for the same period in 2012. The colder weather, which drove a majority of the increase on the Columbia Transmission system, was more than offset by the impact from increased production of Appalachian shale gas that resulted in fewer deliveries being made by Columbia Gulf to Columbia Transmission at Leach, Kentucky.
Net Revenues
Net revenues were $1,346.9 million for 2014, an increase of $167.5 million from the same period in 2013. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $88.4 million and increased demand margin revenue of $54.7 million primarily as a result of growth projects placed in service and new firm contracts. Additionally, there was an increase in net revenues as a result of higher mineral rights royalty revenue of $22.6 million due to additional conveyances and increased third-party drilling activity.

Net revenues were $1,179.4 million for 2013, an increase of $179.0 million from the same period in 2012, primarily due to higher regulatory trackers, which are offset in expense, of $119.5 million, the current period impacts of the 2012 customer settlement at Columbia Transmission, which resulted in an increase in net revenues of $50.3 million, higher demand margin and commodity revenue of $11.9 million from new growth projects placed into service and increased mineral rights royalty revenue and condensate revenue of $7.0 million. These increases were partially offset by lower shorter term transportation services of $7.6 million.

Operating Income
Operating income was $490.7 million for 2014, an increase of $49.3 million from the comparable period in 2013. Operating income increased as a result of higher net revenues, as described above, and higher equity earnings partially offset by increased operating expenses. Equity earnings increased $10.7 million due to higher earnings at Millennium attributable to growth projects placed in service. Operating expenses were $128.9 million higher than the comparable period primarily as a result of increased regulatory trackers, which are offset in net revenues, of $88.4 million and higher employee and administrative expenses of $28.3 million. Additionally, there were increased outside service costs of $13.3 million, higher depreciation of $11.7 million and increased property taxes of $4.0 million. These increases were partially offset by an increase in the gain on the sale of assets of $15.9 million primarily resulting from the increased gains on conveyance of mineral interests of $27.2 million, offset by the gain on the sale of storage base gas in 2013 of $11.1 million and lower software data conversion costs of $8.9 million.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations

Year Ended December 31, (in millions)	2014	2013	2012
Net Revenues
Sales revenues	$1,673.4	$1,564.9	$1,509.7
Less: Cost of sales (excluding depreciation and amortization)	609.7	542.5	495.9
Net Revenues	1,063.7	1,022.4	1,013.8
Operating Expenses
Operation and maintenance	474.9	448.6	451.9
Depreciation and amortization	244.4	244.4	249.7
Gain on sale of assets, net	(0.1)	—	—
Other taxes	61.8	63.9	61.4
Total Operating Expenses	781.0	756.9	763.0
Operating Income	$282.7	$265.5	$250.8

Revenues
Residential	$438.2	$426.6	$410.4
Commercial	449.4	431.5	413.7
Industrial	723.6	632.7	589.3
Wholesale	32.2	21.0	19.0
Other	30.0	53.1	77.3
Total	$1,673.4	$1,564.9	$1,509.7
Sales (Gigawatt Hours)
Residential	3,384.2	3,444.7	3,524.3
Commercial	3,864.2	3,881.9	3,863.1
Industrial	10,114.2	9,339.7	9,251.0
Wholesale	675.5	669.7	250.8
Other	148.2	132.0	119.1
Total	18,186.3	17,468.0	17,008.3
Cooling Degree Days	663	798	1,054
Normal Cooling Degree Days	806	806	814
% (Colder) Warmer than Normal	(18)%	(1)%	29%
Electric Customers
Residential	403,272	402,638	401,177
Commercial	54,635	54,452	53,969
Industrial	2,352	2,374	2,445
Wholesale	751	725	725
Other	5	5	6
Total	461,015	460,194	458,322
Electric Supply
On October 31, 2014, NIPSCO submitted its 2014 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost-effectively meet NIPSCO customers' future energy requirements over the next twenty years. Existing resources are expected to be sufficient, assuming favorable outcomes for environmental upgrades, to meet customers' needs into the next decade. NIPSCO continues to monitor and assess economic, regulatory and legislative activity, and will update its resource plan as appropriate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Market Conditions
NIPSCO’s mwh sales to steel-related industries accounted for approximately 61.3% and 63.6% of the total industrial mwh sales for the years ended December 31, 2014 and 2013, respectively. NIPSCO’s industrial sales volumes and revenues increased slightly in 2014 as compared to 2013 as industrial activity continued to show moderate but steady improvement.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2012, 2013 and 2014 and estimates for 2015.

(in millions)	2015E	2014	2013	2012
System Growth	$38.5	$29.3	$42.5	$28.9
Maintenance and Other	352.8	409.5	383.8	393.9
Total	$391.3	$438.8	$426.3	$422.8
The Electric Operations’ capital expenditure program and other investing activities in 2014 were $12.5 million higher when compared to 2013 due to increased TDSIC spend as well as continued spending on the environmental tracker capital projects in the generation fleet. The estimated 2015 capital expenditures are expected to be $47.5 million lower compared to 2014. The decrease in capital is primarily due to tracker program spend.
The Electric Operations’ capital expenditure program and other investing activities in 2013 were comparable to 2012 due to spending on the environmental tracker capital projects in the generation fleet.
Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments, MISO, and cost recovery and trackers for the Electric Operations segment.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2014, reserves have been recorded to cover probable environmental response actions. Refer to Note 18-D, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.

Transmission Upgrade Agreements
On February 11, 2014, NIPSCO entered into TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors have agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").

On June 10, 2014, certain upgrade sponsors for both TUAs, filed a complaint at the FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. On December 8, 2014, the FERC issued an order in response to the complaint finding that it is appropriate for NIPSCO to recover, through the multiplier, substantiated costs of ownership related to the TUAs. The FERC set for hearing the issue of what constitutes the incremental costs NIPSCO will incur, but is holding that hearing in abeyance to allow for settlement. NIPSCO will continue to monitor developments in this matter and does not believe the impact is material to the Consolidated Financial Statements.
Sales
Electric Operations sales were 18,186.3 gwh for the year ended 2014, an increase of 718.3 gwh compared to 2013. The 4.1% increase is primarily attributable to an increase in industrial usage due to large industrial customers expanding plant operations and using less internal generation.

Electric Operations sales were 17,468.0 gwh for the year ended 2013, an increase of 459.7 gwh compared to 2012. The 2.7% increase is primarily attributable to an increase in wholesale usage as a result of increased off system sales opportunities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Net Revenues
Net revenues were $1,063.7 million for 2014, an increase of $41.3 million from the same period in 2013. The increase in net revenues is due primarily to higher industrial usage of $21.9 million and an increase in the return on the environmental capital investment recovery of $19.8 million due to an increased plant balance eligible for recovery. Additionally, there were increased net revenues of $5.9 million as a result of two electric transmission projects authorized by the MISO and higher off-system sales of $4.7 million. These increases were partially offset by a decrease in transmission upgrade revenue of $6.5 million included in net revenue in the prior year and the effects of weather of $5.3 million.

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

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the twelve months ended December 31, 2014 and 2013 were a revenue decrease of $25.5 million and a revenue increase of $4.7 million, respectively.
Operating Income
For 2014, Electric Operations reported operating income of $282.7 million, an increase of $17.2 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $24.1 million due primarily to higher electric generation costs of $15.2 million as a result of maintenance related outages, increased employee and administrative expenses of $9.7 million and higher materials and supplies of $3.3 million. These increases were partially offset by a decrease in tree trimming costs of $4.5 million.

For 2013, Electric Operations reported operating income of $265.5 million, an increase of $14.7 million from the comparable 2012 period. Operating income increased as a result of higher net revenues, as described above, and decreased operating expenses. Operating expenses decreased $6.1 million primarily due to lower environmental trackers, which are offset in net revenues, of $19.5 million and decreased electric generation costs of $13.1 million as a result of reduced outages and maintenance. These decreases were partially offset by increased employee and administrative expenses of $16.0 million, higher depreciation and amortization, excluding trackers described above, of $3.9 million, increased other taxes of $2.5 million, and higher MISO fees of $2.1 million, which are offset in revenue by a RTO recovery mechanism.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:

We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the NiSource Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 25 to the consolidated financial statements, on February 11, 2015 the Company completed the initial public offering of limited partner interests of Columbia Pipeline Partners LP for net proceeds of $1,170.0 million.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 18, 2015

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:

We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and our report dated February 18, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the Company’s initial public offering of limited partner interests of Columbia Pipeline Partners LP which was completed on February 11, 2015.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 18, 2015

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2014	2013	2012
Net Revenues
Gas Distribution	$2,597.8	$2,226.3	$1,959.8
Gas Transportation and Storage	1,872.7	1,643.2	1,462.4
Electric	1,672.0	1,563.4	1,507.7
Other	328.1	224.4	101.0
Gross Revenues	6,470.6	5,657.3	5,030.9
Cost of Sales (excluding depreciation and amortization)	2,224.2	1,815.5	1,516.9
Total Net Revenues	4,246.4	3,841.8	3,514.0
Operating Expenses
Operation and maintenance	2,136.3	1,873.9	1,660.3
Depreciation and amortization	605.5	577.3	561.9
Gain on sale of assets and impairment, net	(31.5)	(17.5)	(3.8)
Other taxes	320.3	300.6	287.7
Total Operating Expenses	3,030.6	2,734.3	2,506.1
Equity Earnings in Unconsolidated Affiliates	46.6	35.9	32.2
Operating Income	1,262.4	1,143.4	1,040.1
Other Income (Deductions)
Interest expense, net	(443.6)	(414.8)	(418.3)
Other, net	22.3	24.2	1.7
Total Other Deductions	(421.3)	(390.6)	(416.6)
Income from Continuing Operations before Income Taxes	841.1	752.8	623.5
Income Taxes	310.4	261.9	214.7
Income from Continuing Operations	530.7	490.9	408.8
(Loss) Income from Discontinued Operations - net of taxes	(0.7)	6.3	7.3
Gain on Disposition of Discontinued Operations - net of taxes	—	34.9	—
Net Income	$530.0	$532.1	$416.1
Basic Earnings Per Share
Continuing operations	$1.68	$1.57	$1.40
Discontinued operations	—	0.13	0.03
Basic Earnings Per Share	$1.68	$1.70	$1.43
Diluted Earnings Per Share
Continuing operations	$1.67	$1.57	$1.36
Discontinued operations	—	0.13	0.03
Diluted Earnings Per Share	$1.67	$1.70	$1.39
Basic Average Common Shares Outstanding	315.1	312.4	291.9
Diluted Average Common Shares	316.6	313.6	300.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2014	2013	2012
Net Income	$530.0	$532.1	$416.1
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	0.6	(2.9)	(2.3)
Net unrealized gain on cash flow hedges(2)	2.2	2.8	3.2
Unrecognized pension and OPEB (costs) benefit (3)	(9.8)	22.0	(6.7)
Total other comprehensive (loss) income	(7.0)	21.9	(5.8)
Total Comprehensive Income	$523.0	$554.0	$410.3
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.3 million tax expense, and $1.5 million and $1.7 million tax benefit in 2014, 2013 and 2012, respectively.

(2) Net unrealized gain on derivatives qualifying as cash flow hedges, net of $1.5 million, $1.8 million and $2.1 million tax expense in 2014, 2013 and 2012, respectively.

(3) Unrecognized pension and OPEB (costs) benefit, net of $2.5 million tax benefit, $14.3 million tax expense, and $4.2 million tax benefit in 2014, 2013 and 2012, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2014	December 31, 2013
ASSETS
Property, Plant and Equipment
Utility plant	$25,234.8	$23,303.7
Accumulated depreciation and amortization	(9,578.6)	(9,256.5)
Net utility plant	15,656.2	14,047.2
Other property, at cost, less accumulated depreciation	360.9	317.9
Net Property, Plant and Equipment	16,017.1	14,365.1
Investments and Other Assets
Unconsolidated affiliates	452.6	373.7
Other investments	210.4	204.0
Total Investments and Other Assets	663.0	577.7
Current Assets
Cash and cash equivalents	25.4	26.8
Restricted cash	24.9	8.0
Accounts receivable (less reserve of $25.2 and $23.5, respectively)	1,070.1	1,005.8
Gas inventory	445.1	354.6
Underrecovered gas and fuel costs	32.0	46.4
Materials and supplies, at average cost	106.0	101.2
Electric production fuel, at average cost	64.8	44.6
Exchange gas receivable	63.1	70.6
Regulatory assets	193.5	142.8
Deferred income taxes	272.1	175.3
Prepayments and other	169.5	183.1
Total Current Assets	2,466.5	2,159.2
Other Assets
Regulatory assets	1,696.4	1,522.2
Goodwill	3,666.2	3,666.2
Intangible assets	264.7	275.7
Deferred charges and other	92.4	87.8
Total Other Assets	5,719.7	5,551.9
Total Assets	$24,866.3	$22,653.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2014	December 31, 2013
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 316,037,421 and 313,675,911 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	4,787.6	4,690.1
Retained earnings	1,494.0	1,285.5
Accumulated other comprehensive loss	(50.6)	(43.6)
Treasury stock	(58.9)	(48.6)
Total Common Stockholders’ Equity	6,175.3	5,886.6
Long-term debt, excluding amounts due within one year	8,155.9	7,593.2
Total Capitalization	14,331.2	13,479.8
Current Liabilities
Current portion of long-term debt	266.6	542.1
Short-term borrowings	1,576.9	698.7
Accounts payable	670.6	619.0
Customer deposits and credits	294.3	262.6
Taxes accrued	266.7	254.8
Interest accrued	140.7	136.4
Overrecovered gas and fuel costs	45.6	32.2
Exchange gas payable	136.2	186.4
Deferred revenue	25.6	18.5
Regulatory liabilities	62.4	60.2
Accrued capital expenditures	61.1	26.7
Accrued liability for postretirement and postemployment benefits	5.9	6.2
Legal and environmental	24.2	32.3
Other accruals	378.1	302.3
Total Current Liabilities	3,954.9	3,178.4
Other Liabilities and Deferred Credits
Deferred income taxes	3,661.6	3,277.8
Deferred investment tax credits	17.3	20.9
Deferred credits	101.1	91.9
Deferred revenue	—	17.1
Accrued liability for postretirement and postemployment benefits	675.9	527.5
Regulatory liabilities	1,673.8	1,669.8
Asset retirement obligations	159.4	174.4
Other noncurrent liabilities	291.1	216.3
Total Other Liabilities and Deferred Credits	6,580.2	5,995.7
Commitments and Contingencies (Refer to Note 18)	—	—
Total Capitalization and Liabilities	$24,866.3	$22,653.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2014	2013	2012
Operating Activities
Net Income	$530.0	$532.1	$416.1
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	605.5	577.3	561.9
Net changes in price risk management assets and liabilities	2.6	2.6	2.5
Deferred income taxes and investment tax credits	299.1	287.4	292.6
Deferred revenue	1.5	(7.2)	(8.3)
Stock compensation expense and 401(k) profit sharing contribution	72.3	50.7	45.0
Gain on sale of assets and impairment, net	(31.5)	(17.5)	(3.8)
Income from unconsolidated affiliates	(45.8)	(35.7)	(30.9)
Gain on disposition of discontinued operations - net of taxes	—	(34.9)	—
Loss (Income) from discontinued operations - net of taxes	0.7	(6.3)	(7.3)
Amortization of discount/premium on debt	10.0	9.4	9.7
AFUDC equity	(21.7)	(18.5)	(10.6)
Distributions of earnings received from equity investees	37.8	32.1	34.9
Changes in Assets and Liabilities:
Accounts receivable	(63.1)	(94.8)	(51.4)
Income tax receivable	3.3	125.9	(130.0)
Inventories	(119.9)	(9.2)	62.4
Accounts payable	37.6	67.8	57.3
Customer deposits and credits	107.3	(6.9)	(43.9)
Taxes accrued	9.8	2.6	21.9
Interest accrued	4.3	3.8	21.8
Over (Under) recovered gas and fuel costs	27.9	8.6	(51.1)
Exchange gas receivable/payable	(42.8)	21.0	(9.2)
Other accruals	5.1	2.2	(26.2)
Prepayments and other current assets	(10.1)	(17.0)	(4.5)
Regulatory assets/liabilities	(246.6)	479.1	(51.7)
Postretirement and postemployment benefits	138.2	(549.1)	123.0
Deferred credits	13.0	10.5	4.9
Deferred charges and other noncurrent assets	(0.4)	20.3	71.9
Other noncurrent liabilities	(3.1)	(9.5)	(14.1)
Net Operating Activities from Continuing Operations	1,321.0	1,426.8	1,282.9
Net Operating Activities (used for) from Discontinued Operations	(1.4)	10.0	(7.4)
Net Cash Flows from Operating Activities	1,319.6	1,436.8	1,275.5
Investing Activities
Capital expenditures	(2,028.5)	(1,879.9)	(1,498.8)
Insurance recoveries	11.3	6.4	6.5
Proceeds from disposition of assets	12.8	18.0	25.6
Restricted cash (deposits) withdrawals	(17.1)	38.7	114.2
Contributions to equity investees	(69.2)	(125.4)	(20.4)
Other investing activities	(25.9)	(67.9)	(49.0)
Net Investing Activities used for Continuing Operations	(2,116.6)	(2,010.1)	(1,421.9)
Net Investing Activities from (used for) Discontinued Operations	—	118.7	(3.3)
Net Cash Flows used for Investing Activities	(2,116.6)	(1,891.4)	(1,425.2)
Financing Activities
Issuance of long-term debt	748.4	1,307.6	991.4
Repayments of long-term debt and capital lease obligations	(521.0)	(510.9)	(331.6)
Premium and other debt related costs	(8.7)	(3.2)	(3.4)
Change in short-term debt, net	878.1	(78.1)	(582.2)
Issuance of common stock	30.3	43.7	383.5
Acquisition of treasury stock	(10.2)	(8.1)	(10.0)
Dividends paid - common stock	(321.3)	(305.9)	(273.2)
Net Cash Flows from Financing Activities	795.6	445.1	174.5
Change in cash and cash equivalents (used for) from continuing operations	—	(138.2)	35.5
Change in cash and cash equivalents (used for) from discontinued operations	(1.4)	128.7	(10.7)
Cash and cash equivalents at beginning of period	26.8	36.3	11.5
Cash and Cash Equivalents at End of Period	$25.4	$26.8	$36.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2014	2013
Columbia of Massachusetts:
Medium-term notes -
Interest rates between 6.26% and 6.43% with a weighted average interest rate of 6.30% and maturities between December 15, 2025 and February 15, 2028	$40.0	$40.0
Total long-term debt of Columbia of Massachusetts	40.0	40.0
Columbia of Ohio:
Subsidiary debt - Capital lease obligations	96.4	21.4
Total long-term debt of Columbia of Ohio	96.4	21.4
Capital Markets:
Senior Notes - 6.78%, due December 1, 2027	3.0	3.0
Medium-term notes -
Issued at interest rates between 7.82% and 7.99%, with a weighted average interest rate of 7.92% and various maturities between March 27, 2017 and May 5, 2027	106.0	106.0
Total long-term debt of Capital Markets	109.0	109.0
NiSource Corporate Services:
Capital lease obligations -
Interest rate of 3.290% due June 30, 2015	—	1.4
Interest rate of 3.264% due August 31, 2015	2.0	0.8
Interest rate of 6.709% due December 31, 2015	—	23.3
Interest rate of 9.840% due June 30, 2015	—	0.1
Interest rate of 5.586% due December 31, 2016	0.5	2.8
Total long-term debt of NiSource Corporate Services	2.5	28.4
NiSource Development Company:
NDC Douglas Properties - Notes Payable -
Interest rate of 5.56% due July 1, 2041	2.1	5.4
Total long-term debt of NiSource Development Company	2.1	5.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2014	2013
NiSource Finance:
Long-term notes -
5.36% - due November 28, 2015	—	230.0
10.75% - due March 15, 2016	201.5	201.5
Variable rate - due April 15, 2016	325.0	325.0
5.41% - due November 28, 2016	90.0	90.0
Variable rate - due August 18, 2017	750.0	—
5.25% - due September 15, 2017	450.0	450.0
6.40% - due March 15, 2018	800.0	800.0
6.80% - due January 15, 2019	500.0	500.0
5.45% - due September 15, 2020	550.0	550.0
4.45% - due December 1, 2021	250.0	250.0
6.125% - due March 1, 2022	500.0	500.0
3.85% - due February 15, 2023	250.0	250.0
5.89% - due November 28, 2025	265.0	265.0
6.25% - due December 15, 2040	250.0	250.0
5.95% - due June 15, 2041	400.0	400.0
5.80% - due February 1, 2042	250.0	250.0
5.25% - due February 15, 2043	500.0	500.0
4.80% - due February 15, 2044	750.0	750.0
5.65% - due February 1, 2045	500.0	500.0
Unamortized premium and discount on long-term debt	(49.6)	(53.2)
Total long-term debt of NiSource Finance	7,531.9	7,008.3
NIPSCO:
Capital lease obligations -
Interest rate of 3.95% due June 30, 2022	52.8	59.7
Pollution control bonds -
Reoffered interest rates between 5.60% and 5.85%, with a weighted average interest rate of 5.67% and various maturities between November 1, 2016 and April 1, 2019	226.0	226.0
Medium-term notes -
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.57% and various maturities between June 12, 2017 and August 4, 2027	95.5	95.5
Unamortized discount on long-term debt	(0.3)	(0.5)
Total long-term debt of NIPSCO	374.0	380.7
Total Long-Term Debt, Excluding Amount due within One Year	$8,155.9	$7,593.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of January 1, 2012	$2.8	$(30.5)	$4,167.7	$917.0	$(59.7)	$4,997.3
Comprehensive Income (Loss):
Net Income	—	—	—	416.1	—	416.1
Other comprehensive income (loss), net of tax	—	—	—	—	(5.8)	(5.8)
Dividends:
Common stock ($0.94 per share)	—	—	—	(273.5)	—	(273.5)
Treasury stock acquired	—	(10.0)	—	—	—	(10.0)
Issued:
Common stock issuance	0.3	—	—	—	—	0.3
Employee stock purchase plan	—	—	1.8	—	—	1.8
Long-term incentive plan	—	—	44.6	—	—	44.6
401(k) and profit sharing issuance	—	—	36.3	—	—	36.3
Dividend reinvestment plan	—	—	8.3	—	—	8.3
Forward equity settlement	—	—	338.9	—	—	338.9
Balance as of December 31, 2012	$3.1	$(40.5)	$4,597.6	$1,059.6	$(65.5)	$5,554.3
Comprehensive Income (Loss):
Net Income	—	—	—	532.1	—	532.1
Other comprehensive income (loss), net of tax	—	—	—	—	21.9	21.9
Dividends:
Common stock ($0.98 per share)	—	—	—	(306.2)	—	(306.2)
Treasury stock acquired	—	(8.1)	—	—	—	(8.1)
Issued:
Common stock issuance	0.1	—	—	—	—	0.1
Employee stock purchase plan	—	—	2.9	—	—	2.9
Long-term incentive plan	—	—	43.8	—	—	43.8
401(k) and profit sharing issuance	—	—	37.8	—	—	37.8
Dividend reinvestment plan	—	—	8.0	—	—	8.0
Balance as of December 31, 2013	$3.2	$(48.6)	$4,690.1	$1,285.5	$(43.6)	$5,886.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of December 31, 2013	$3.2	$(48.6)	$4,690.1	$1,285.5	$(43.6)	$5,886.6
Comprehensive Income (Loss):
Net Income	—	—	—	530.0	—	530.0
Other comprehensive income (loss), net of tax	—	—	—	—	(7.0)	(7.0)
Dividends:
Common stock ($1.02 per share)	—	—	—	(321.5)	—	(321.5)
Treasury stock acquired	—	(10.3)	—	—	—	(10.3)
Issued:
Employee stock purchase plan	—	—	4.2	—	—	4.2
Long-term incentive plan	—	—	40.2	—	—	40.2
401(k) and profit sharing issuance	—	—	45.3	—	—	45.3
Dividend reinvestment plan	—	—	7.8	—	—	7.8
Balance as of December 31, 2014	$3.2	$(58.9)	$4,787.6	$1,494.0	$(50.6)	$6,175.3

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance January 1, 2012	283,425	(1,571)	281,854
Treasury stock acquired		(439)	(439)
Issued:
Employee stock purchase plan	73	—	73
Long-term incentive plan	2,692	—	2,692
Dividend reinvestment	340	—	340
Retirement savings plan	1,496	—	1,496
Forward equity settlement	24,265	—	24,265
Balance December 31, 2012	312,291	(2,010)	310,281
Treasury stock acquired		(297)	(297)
Issued:
Employee stock purchase plan	102	—	102
Long-term incentive plan	2,037	—	2,037
Dividend reinvestment	272	—	272
Retirement savings plan	1,281	—	1,281
Balance December 31, 2013	315,983	(2,307)	313,676
Treasury stock acquired		(292)	(292)
Issued:
Employee stock purchase plan	113	—	113
Long-term incentive plan	1,125	—	1,125
Dividend reinvestment	206	—	206
Retirement savings plan	1,209	—	1,209
Balance December 31, 2014	318,636	(2,599)	316,037
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

1.	Nature of Operations and Summary of Significant Accounting Policies

A.       Company Structure and Principles of Consolidation.    NiSource, a Delaware corporation, is a holding company whose subsidiaries provide natural gas, electricity and other products and services to approximately 3.9 million customers located within a corridor that runs from the Gulf Coast through the Midwest to New England. NiSource derives substantially all of its revenues and earnings from the operating results of its thirteen direct subsidiaries.
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
Under the plan for the Proposed Separation, NiSource stockholders would retain their current shares of NiSource stock and receive a pro rata distribution of shares of CPG stock in a transaction that is expected to be tax-free to NiSource and its stockholders.
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
Restricted cash was $24.9 million and $8.0 million as of December 31, 2014, and 2013, respectively. The increase in restricted cash was primarily a result of higher margin requirements due to open derivative contracts.
D. Accounts Receivable and Unbilled Revenue.    Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $344.9 million and $321.5 million for the years ended December 31, 2014 and 2013, respectively. The reserve for uncollectible receivables is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determined the reserve based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered.
E.        Investments in Debt and Equity Securities.    NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income (loss). These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2014, 2013 and 2012.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for regulatory accounting. In such an event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under GAAP for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of regulatory accounting, NiSource would be required to apply the provisions of Discontinuation of Rate-Regulated Accounting. In management’s opinion, NiSource’s regulated subsidiaries will be subject to regulatory accounting for the foreseeable future. Refer to Note 7 for additional information.
G.       Utility Plant and Other Property and Related Depreciation and Maintenance.    Property, plant and equipment (principally utility plant) is stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties as approved by the appropriate regulators.
The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Electric Operations	3.0%	3.2%	3.4%
Gas Distribution and Transmission Operations	1.8%	1.8%	1.9%

For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. The pre-tax rate for AFUDC was 4.1% in 2014, 2.4% in 2013 and 3.3% in 2012. Short-term borrowings were primarily used to fund construction efforts for all three years presented.
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
H.       Carrying Charges and Deferred Depreciation.    Upon completion of units 17 and 18 at the R. M. Schahfer Generating Station, NIPSCO capitalized the debt-based carrying charges and deferred depreciation in accordance with orders of the IURC, pending the inclusion of the cost of each unit in rates. Such carrying charges and deferred depreciation were amortized through September 30, 2014.

NIPSCO has capitalized debt-based carrying charges and deferred depreciation related to Sugar Creek in accordance with the February 18, 2008 Order of the IURC. The deferral of Sugar Creek debt based carrying charges and the deferral of depreciation ceased in December 2011 and deferred balances are being amortized over five years beginning January 2012. As of December 31, 2014, the remaining balance to be amortized is $28.6 million. An additional $13.9 million is deferred for consideration in NIPSCO's next electric base rate case. Management believes this amount is probable of recovery through future rates.
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2005 through 2014 had Columbia of Ohio not been

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

subject to rate regulation is a combined $485.2 million, a $59.4 million decrease over the $544.6 million reflected in rates. The regulatory asset was $72.3 million and $78.7 million as of December 31, 2014 and 2013, respectively. The amount of depreciation that would have been recorded for 2014 had Columbia of Ohio not been subject to rate regulation is $71.0 million, a $6.4 million decrease over the $77.4 million reflected in rates.
Columbia of Ohio has PUCO approval to defer depreciation associated with its IRP and capital expenditure program. As of December 31, 2014, depreciation of $27.0 million was deferred for the programs. Recovery of the IRP depreciation is approved annually through the IRP rider (see Note 7). The equivalent of annual depreciation expense, based on the average life of the related assets, is included in the calculation of the rider approved by the PUCO and billed to customers. Deferred depreciation expense is recognized as the rider is billed to customers. The recovery mechanism for depreciation associated with the capital expenditure program will be addressed in a separate proceeding.
I.        Amortization of Software Costs.    External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $38.0 million in 2014, $36.3 million in 2013 and $30.6 million in 2012 related to software costs. NiSource’s unamortized software balance was $180.5 million and $149.1 million at December 31, 2014 and 2013, respectively.
J.        Goodwill and Other Intangible Assets.    NiSource has $3,666.2 million in goodwill and other intangible assets. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisition of Columbia of Massachusetts, a wholly-owned subsidiary of NiSource, which is being amortized on a straight-line basis over forty years from the date of acquisition. Refer to Note 5 for additional information.
K.       Long-lived Assets.    NiSource’s Consolidated Balance Sheets contain significant long-lived assets other than goodwill and intangible assets discussed above which are not subject to recovery under regulatory accounting. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired. There were no significant impairments for the years ended December 31, 2014, 2013 and 2012.
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

NiSource recognizes gains on conveyances related to pooling of assets (production rights) in joint undertakings intended to find, develop, or produce oil or gas from a particular property or group of properties into earnings as any obligation associated with conveyance is satisfied. NiSource has a working and an overriding royalty interest in the assets. Gains on conveyances amounted to $34.5 million, $7.3 million and zero for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in "Gain on sale of assets and impairments, net" on the Statements of Consolidated Income. Deferred revenues includes gains on conveyances where NiSource has a substantial obligation for future performance. As of December 31, 2014 and 2013, deferred gains were approximately $19.6 million and $30.0 million, respectively.

NiSource's wholly owned subsidiary, CEVCO, owns the mineral rights to approximately 460,000 acres in the Marcellus and Utica shale areas. CEVCO leases or contributes the mineral rights to producers in return for royalty interest. Royalties from mineral interests are recognized on an accrual basis when earned and realized. Mineral rights royalty revenue was $43.8 million, $21.2 million and $18.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in "Other" revenues on the Statements on Consolidated Income.

M.       Earnings Per Share.    Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans and the Forward Agreements (see Note 12).

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The numerator in calculating both basic and diluted EPS for each year is reported net income. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2014	2013	2012
Denominator (thousands)
Basic average common shares outstanding	315,120	312,402	291,927
Dilutive potential common shares
Nonqualified stock options	6	80	144
Shares contingently issuable under employee stock plans	1,066	708	557
Shares restricted under stock plans	444	456	544
Forward Agreements(1)	—	—	7,229
Diluted Average Common Shares	316,636	313,646	300,401
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
O.        Accounts Receivable Transfer Program.    Certain of NiSource’s subsidiaries have agreements with third parties to sell certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2014 and 2013 Consolidated Balance Sheets and short-term debt is recorded in the amount of proceeds received from the commercial paper conduits involved in the transactions. Fees associated with the securitization transactions are recorded as interest expense. Refer to Note 17 for further information.
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
R.        Gas Inventory.    Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $55.1 million and $45.5 million at December 31, 2014, and 2013, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was less than the stated LIFO cost by $15.8 million at December 31, 2014 and was greater than the stated LIFO cost by $0.6 million at December 31, 2013. Inventory valued using the weighted average cost methodology was $390.0 million at December 31, 2014 and $309.1 million at December 31, 2013.

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
U.        Accounting for Risk Management Activities.    NiSource accounts for its derivatives and hedging activities in accordance with ASC 815. NiSource recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value,

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

unless such contracts are exempted as a normal purchase normal sale under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. There were no material derivative instruments as of December 31, 2014 and 2013.
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

Pursuant to the Internal Revenue Code and relevant state taxing authorities, NiSource and its subsidiaries file consolidated income tax returns for federal and certain state jurisdictions. NiSource and its subsidiaries are parties to an agreement (the "Tax Allocation Agreement") that provides for the allocation of consolidated tax liabilities. The Tax Allocation Agreement generally provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. Any net benefit attributable to the parent is reallocated to other members.

W.       Environmental Expenditures.    NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and estimated site-specific costs where assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. The liability is adjusted as further information is discovered or circumstances change. The reserves for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Legal and environmental reserves” for short-term portions of these liabilities and “Other noncurrent liabilities” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying regulatory accounting establish regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process. Refer to Note 18 for further information.

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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

2.	Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. NiSource is required to adopt ASU 2014-12 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied prospectively, with early adoption permitted. Retroactive application would apply to awards with performance targets outstanding after the beginning of the first annual period presented. The adoption of this guidance will not have a material impact on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. NiSource is required to adopt ASU 2014-09 for periods beginning after December 15, 2016, including interim periods, and the new standard is to be applied retrospectively with early adoption not permitted. NiSource is currently evaluating the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. NiSource is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. NiSource is currently evaluating what impact, if any, adoption of ASU 2014-08 will have on its Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

In January 2013, NiSource sold the service plan and leasing business lines of its Retail Services business. For the year ended December 31, 2013, an after tax gain of $36.4 million was included in Gain on Disposition of Discontinued Operations, net of taxes in the Statements of Consolidated Income.

Results from discontinued operations are provided in the following table. These results are primarily from NiSource's former exploration and production subsidiary CER, NiSource's Retail Services business and NiSource's unregulated natural gas marketing business. The decrease in net income in 2014 compared to 2013 is primarily due to a prior year settlement at NiSource's former exploration and production subsidiary, CER.

Year Ended December 31, (in millions)	2014	2013	2012
Net Revenues from Discontinued Operations	$—	$2.5	$37.1
(Loss) Income from discontinued operations	(1.0)	11.6	11.3
Income tax (benefit) expense	(0.3)	5.3	4.0
(Loss) Income from Discontinued Operations - net of taxes	$(0.7)	$6.3	$7.3
Gain on Disposition of Discontinued Operations - net of taxes	$—	$34.9	$—

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

4.	Property, Plant and Equipment
NiSource’s property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2014	2013
Property Plant and Equipment
Gas Distribution Utility(1)	$9,753.9	$8,927.4
Gas Transmission Utility	7,181.1	6,669.0
Electric Utility(1)	7,160.0	6,815.0
Common Utility	179.1	163.5
Construction Work in Process	960.7	728.8
Non-Utility and Other(2)	407.3	360.5
Total Property, Plant and Equipment	$25,642.1	$23,664.2
Accumulated Depreciation and Amortization
Gas Distribution Utility(1)	$(2,922.7)	$(2,868.7)
Gas Transmission Utility	(2,953.5)	(2,879.0)
Electric Utility(1)	(3,596.5)	(3,426.4)
Common Utility	(105.9)	(82.4)
Non-Utility and Other(2)	(46.4)	(42.6)
Total Accumulated Depreciation and Amortization	$(9,625.0)	$(9,299.1)
Net Property, Plant and Equipment	$16,017.1	$14,365.1
(1) NIPSCO’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.

(2) Non-Utility and Other includes the property, plant and equipment of Columbia Pipeline Group's unregulated businesses.

5.	Goodwill and Other Intangible Assets

NiSource tests its goodwill for impairment annually as of May 1 unless indicators, events, or circumstances would require an immediate review. Goodwill is tested for impairment using financial information at the reporting unit level, which is consistent with the level of discrete financial information reviewed by operating segment management. NiSource's three reporting units having goodwill assets are Columbia Distribution Operations, Columbia Transmission Operations and NIPSCO Gas Distribution Operations.
NiSource’s goodwill assets at December 31, 2014 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, NIPSCO Gas Distribution Operations' goodwill assets of $17.8 million at December 31, 2014 relate to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992.

NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2012 goodwill test. The test indicated that the fair value of each of the reporting units that carry or are allocated goodwill substantially exceeded their carrying values, indicating that no impairment existed.
In estimating the fair value of the Columbia Transmission Operations and Columbia Distribution Operations reporting units for the May 1, 2012 test, NiSource used a weighted average of the income and market approaches. The income approach utilized a discounted cash flow model. This model was based on management’s short-term and long-term forecast of operating performance for each reporting unit. The two main assumptions used in the models were the growth rates, which were based on the cash flows from operations for each of the reporting units, and the weighted average cost of capital, or discount rate. The starting point for each reporting unit’s cash flow from operations was the detailed five year plan, which takes into consideration a variety of factors such as the current economic environment, industry trends, and specific operating goals set by management. The discount rates

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

were based on trends in overall market as well as industry specific variables and include components such as the risk-free rate, cost of debt, and company volatility at May 1, 2012. Under the market approach, NiSource utilized three market-based models to estimate the fair value of the reporting units: (i) the comparable company multiples method, which estimated fair value of each reporting unit by analyzing EBITDA multiples of a peer group of publicly traded companies and applying that multiple to the reporting unit’s EBITDA, (ii) the comparable transactions method, which valued the reporting unit based on observed EBITDA multiples from completed transactions of peer companies and applying that multiple to the reporting unit’s EBITDA, and (iii) the market capitalization method, which used the NiSource share price and allocated NiSource’s total market capitalization among both the goodwill and non-goodwill reporting units based on the relative EBITDA, revenues, and operating income of each reporting unit. Each of the three market approaches were calculated with the assistance of a third-party valuation firm, using multiples and assumptions inherent in today’s market. The degree of judgment involved and reliability of inputs into each model were considered in weighting the various approaches. The resulting estimate of fair value of the reporting units, using the weighted average of the income and market approaches, exceeded their carrying values, indicating that no impairment exists under step 1 of the annual impairment test.
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
ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative ("step 0") assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If a step 0 assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that its fair values are less than its carrying amount.

NiSource applied the qualitative step 0 analysis to its reporting units for the annual impairment tests performed as of May 1, 2014 and 2013. NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to its base line May 1, 2012 step 1 fair value measurement. The results of these assessments indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values.

NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require goodwill impairment testing subsequent to May 1, 2014.

During the first quarter of 2013, as part of the sale of the service plan and leasing business lines of its Retail Services business, NiSource allocated $10.0 million of goodwill from Columbia Distribution Operations to the sale and allocated $1.0 million of goodwill from NIPSCO Gas Distribution Operations to the sale. Refer to Note 3 for more information.

NiSource’s intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February 1999 of Columbia of Massachusetts. These amounts were $264.7 million and $275.7 million, net of accumulated amortization of $177.5 million and $166.5 million, at December 31, 2014, and 2013, respectively and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2014, 2013, and 2012 related to its intangible assets. NiSource expects amortization expense to be $11.0 million a year from 2015-2019.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

6.	Asset Retirement Obligations

Changes in NiSource’s liability for asset retirement obligations for the years 2014 and 2013 are presented in the table below:

(in millions)	2014	2013
Beginning Balance	$174.4	$160.4
Accretion expense	1.5	1.2
Accretion recorded as a regulatory asset	8.2	8.2
Additions	2.5	10.1
Settlements	(8.8)	(6.0)
Change in estimated cash flows (1)	(18.4)	0.5
Ending Balance	$159.4	$174.4
(1)The change in estimated cash flows for 2014 is primarily attributed to changes in estimated costs and settlement timing for electric generating stations and to retire pipeline.

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

7.	Regulatory Matters
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Regulatory assets were comprised of the following items:

At December 31, (in millions)	2014	2013
Assets
Unrecognized pension benefit and other postretirement benefit costs (see Note 10)	$1,031.2	$842.2
Other postretirement costs	57.7	67.7
Environmental costs (see Note 18-D)	65.9	68.7
Regulatory effects of accounting for income taxes (see Note 1-V)	239.7	266.8
Underrecovered gas and fuel costs (see Note 1-P and 1-Q)	32.0	46.4
Depreciation (see Note 1-H)	116.4	113.6
Uncollectible accounts receivable deferred for future recovery	26.1	10.5
Post-in-service carrying charges	87.8	73.1
EERM operation and maintenance and depreciation deferral	31.1	5.9
Sugar Creek carrying charges and deferred depreciation (see Note 1-H)	42.5	56.8
DSM Program	37.9	27.8
Other	153.6	131.9
Total Assets	$1,921.9	$1,711.4
Less amounts included as Underrecovered gas and fuel cost	(32.0)	(46.4)
Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$1,889.9	$1,665.0

Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2014	2013
Liabilities
Overrecovered gas and fuel costs (see Notes 1-P and 1-Q)	$45.6	$32.2
Cost of removal (see Note 6)	1,445.9	1,435.2
Regulatory effects of accounting for income taxes (see Note 1-V)	53.2	60.4
Unrecognized pension benefit and other postretirement benefit costs (see Note 10)	18.4	49.4
Other postretirement costs	149.3	111.9
Other	69.4	73.1
Total Liabilities	$1,781.8	$1,762.2
Less amounts included as Overrecovered gas and fuel cost	(45.6)	(32.2)
Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabilities and Other Removal Costs	$1,736.2	$1,730.0
Regulatory assets, including underrecovered gas and fuel cost, of approximately $1,127.0 million as of December 31, 2014 are not earning a return on investment. Regulatory assets of approximately $1,738.0 million include expenses that are recovered as components of the cost of service and are covered by regulatory orders. These costs are recovered over a remaining life of up to 41 years. Regulatory assets of approximately $183.9 million at December 31, 2014, require specific rate action.
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Assets:
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
Post-in-service carrying charges – Columbia of Ohio has approval from the PUCO by regulatory order to defer debt-based post-in-service carrying charges as a regulatory asset for future recovery. As such, Columbia of Ohio defers a debt-based carrying charge on eligible property, plant and equipment from the time it is placed into utility service until recovery of the property, plant and equipment is included in customer rates in base rates or through a rider mechanism. Inclusion in customer rates generally occurs when Columbia of Ohio files its next rate proceeding following the in-service date of the property, plant and equipment.
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
Sugar Creek carrying charges and deferred depreciation – The IURC approved the deferral of debt-based carrying charges and the deferral of depreciation expense for the Sugar Creek assets. NIPSCO continued to defer such amounts until new electric rates were approved and implemented on December 27, 2011. Balances are being amortized over five years beginning January 2012. As of December 31, 2014, the remaining unamortized balance is $28.6 million. An additional $13.9 million is deferred for consideration in NIPSCO's next electric rate case. Management believes this amount is probable of recovery through future rates.
DSM Program - Represents costs associated with Gas Distribution Operations and Electric Operations companies' energy efficiency and conservation programs. Costs are recovered through tracking mechanisms.

Liabilities:
Overrecovered gas and fuel costs – Represents the difference between the costs of gas and fuel and the recovery of such costs in revenues, and is the basis to adjust future billings for such recoveries on a basis consistent with applicable state-approved tariff provisions. Refunding of these revenues is achieved through tracking mechanisms.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

Gas Distribution Operations Regulatory Matters

Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560 into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post in service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case.  The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On April 30, 2014, the IURC issued an order approving NIPSCO's gas TDSIC seven-year plan. On May 29, 2014, the NIPSCO Industrial Group filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's April 30, 2014 ruling. Subsequently, the NIPSCO Industrial Group filed a Voluntary Notice of Dismissal, which was granted with prejudice. On January 28, 2015, the IURC issued an order approving NIPSCO's gas TDSIC-1 and a revised gas TDSIC seven-year plan of eligible investments for a total of approximately $840 million with the IURC.

On June 18, 2013, NIPSCO, the OUCC and other customer stakeholder groups filed a unanimous agreement with the IURC to extend NIPSCO's 2010 natural gas customer rate settlement through 2020. The Settlement Agreement was approved by order issued on August 28, 2013 with the requirement that, on or before November 2020, NIPSCO must file a general rate case.

On November 25, 2014, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. The Notice of Intent states that Columbia of Ohio will file its application by February 28, 2015, in which it will request authority to increase revenues by approximately $31.8 million.

On September 12, 2014, Columbia of Ohio filed an application that seeks authority to establish a regulatory asset and defer, for accounting and financial reporting purposes, the expenditures to be incurred in implementing Columbia of Ohio’s Pipeline Safety Program. Columbia of Ohio requested authority to defer Pipeline Safety Program costs of up to $15.0 million annually. By Order dated December 17, 2014, the PUCO approved Columbia of Ohio’s application, approving a deferral of up to $15.0 million annually.

On November 25, 2013, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 28, 2014, requesting authority to increase revenues by approximately $25.5 million. The parties settled all issues, and on April 7, 2014 filed a stipulation providing for a revenue increase of approximately $25.5 million. On April 23, 2014, Columbia of Ohio received approval of its annual infrastructure replacement and demand-side management rider request from the PUCO. New rates became effective April 30, 2014.

On November 30, 2012, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 28, 2013 and indicated that Columbia of Ohio is seeking to

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

increase revenues by approximately $29 million. A stipulation resolving all issues was filed on April 9, 2013, and a hearing was held on April 11, 2013. On April 24, 2013, the PUCO approved the stipulation.

On December 24, 2012, Columbia of Ohio filed an application for authority to continue its capital expenditure program in 2013 and succeeding years, and for the authority to defer the related post in-service carrying charges, depreciation expense, and property taxes on the assets of the capital expenditure program placed into service. As of December 31, 2014, Columbia of Ohio has deferred $28.8 million related to the program.

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

On March 21, 2014, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $54.1 million annually. The case was driven by Columbia of Pennsylvania’s capital investment program which exceeds $180 million in both 2014 and 2015 as well as new pipeline safety-related operation and maintenance expenditures. Columbia of Pennsylvania's request for rate relief included the recovery of costs that were projected to be incurred after the implementation of new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. On September 5, 2014, the parties to the rate case filed a joint petition, seeking approval of a full settlement, including an increase to annual base revenues of $32.5 million. On November 12, 2014, the Pennsylvania PUC approved the settlement and new rates went into effect on December 20, 2014.

On September 28, 2012, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of approximately $77.3 million annually and providing three options for residential rate design in order to mitigate revenue volatility associated with usage based rates. Columbia of Pennsylvania was the first utility in Pennsylvania to seek Pennsylvania PUC approval to design rates to recover costs that were projected to be incurred after the implementation of those new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. Accordingly, Columbia of Pennsylvania's filing sought to implement rates in July 2013 under which Columbia of Pennsylvania would immediately begin to recover costs that were projected for the twelve-month period ending June 30, 2014. On March 15, 2013, the parties to the rate case filed a joint petition formally seeking Pennsylvania PUC approval of a settlement featuring a revenue increase of $55.3 million annually and the implementation of a Weather Normalization Adjustment, whereby residential charges are adjusted in the event of winter temperatures that deviate from historic norms by plus or minus five percent. The Pennsylvania PUC issued an order approving the settlement on May 23, 2013, and new rates went into effect July 1, 2013.

On April 30, 2014, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $31.8 million, which includes $6.9 million in annual revenues currently collected as a separate infrastructure replacement rider on customers’ bills under the Virginia SAVE Act. On December 10, 2014, Columbia of Virginia presented at hearing a Stipulation and Proposed Recommendation (“Stipulation”) executed by certain parties to the rate proceeding, including the Staff of the VSCC and the Division of Consumer Counsel of the Office of the Attorney General of the Commonwealth of Virginia. The Stipulation includes a base revenue increase of $25.2 million, recovery of costs related to the implementation of pipeline safety programs, and the proposed change to thermal billing. On January 13, 2015 the Hearing Examiner issued a report that recommended that the VSCC approve the Stipulation.

On September 16, 2013, Columbia of Massachusetts filed its Peak Period GAF for the period November 1, 2013 through April 30, 2014, and its Peak Period 2012-2013 GAF Reconciliation. On January 17, 2014, Columbia of Massachusetts filed a revision to the GAF effective February 1, 2014, and on February 18, 2014, Columbia of Massachusetts filed its second revision to the GAF effective March 1, 2014, to eliminate Columbia of Massachusetts’s projected Peak Period under-collection of $50.0 million. On February 28, 2014, the Massachusetts DPU approved a revised GAF subject to further review and reconciliation to recover approximately $25 million of the anticipated under-collection and defer recovery of the remaining $25 million to November 2014 through April 2015, and thus, this deferred amount has been incorporated into the GAF as approved, subject to further review and reconciliation by the Massachusetts DPU, for the 2014-2015 Peak Period.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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
On February 27, 2013, Columbia of Maryland filed a base rate case with the Maryland PSC, seeking a revenue increase of approximately $5.3 million annually and seeking to implement a residential Revenue Normalization Adjustment in order to decouple revenues from customer usage and seeking to recover costs for environmental remediation associated with a former manufactured gas plant operated by a Columbia of Maryland predecessor in Hagerstown, Maryland, where a Columbia of Maryland service center is currently located. Hearings were held in June 2013. On September 23, 2013, the Maryland PSC issued an order that approved an annual revenue increase of $3.6 million, as well as Columbia of Maryland's proposed revenue normalization adjustment. The Maryland PSC permitted recovery of environmental remediation costs for the service center property, but denied recovery of the costs to acquire and remediate the adjacent property. On October 23, 2013, Columbia of Maryland filed a Petition with the Circuit Court for Washington County, Maryland, seeking Judicial Review of the denial of the costs to acquire and remediate the adjacent property. On May 28, 2014, the Circuit Court denied Columbia of Maryland's Petition. On June 20, 2014, Columbia of Maryland filed a Notice of Appeal, and the matter is currently pending before the Maryland Court of Special Appeals. New rates went into effect on September 25, 2013.

Cost Recovery and Trackers. A significant portion of the distribution companies' revenue is related to the recovery of gas costs, the review and recovery of which occurs via standard regulatory proceedings. All states require periodic review of actual gas procurement activity to determine prudence and to permit the recovery of prudently incurred costs related to the supply of gas for

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

As further discussed above, NIPSCO has approval from the IURC to recover certain costs for transmission, distribution and storage system improvements. On January 28, 2015, the IURC issued an order approving NIPSCO’s gas TDSIC-1. The Order approved $4.4 million of net capital expenditures for the period ended June 30, 2014 and granted ratemaking relief and accounting treatment.

Columbia Pipeline Group Operations Regulatory Matters

Columbia Transmission Customer Settlement. On January 24, 2013, the FERC approved the Settlement. In March 2013, Columbia Transmission paid $88.1 million in refunds to customers pursuant to the Settlement with its customers in conjunction with its comprehensive interstate natural gas pipeline modernization program. The refunds were made as part of the Settlement, which included a $50.0 million refund to max rate contract customers and a base rate reduction retroactive to January 1, 2012. Columbia Transmission expects to invest approximately $1.5 billion over a five-year period, which began in 2013, to modernize its system to improve system integrity and enhance service reliability and flexibility. The Settlement with firm customers includes an initial five-year term with provisions for potential extensions thereafter.

The Settlement also provided for a depreciation rate reduction to 1.5% and elimination of negative salvage rate effective January 1, 2012 and for a second base rate reduction, which began January 1, 2014, which equates to approximately $25 million in revenues annually thereafter.

The Settlement includes a CCRM, a tracker mechanism that will allow Columbia Transmission to recover, through an additive capital demand rate, its revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system. The CCRM provides for a 14% revenue requirement with a portion designated as a recovery of increased taxes other than income taxes. The additive demand rate is earned on costs associated with projects placed into service by October 31 each year. The initial additive demand rate was effective on February 1, 2014. The CCRM will give Columbia Transmission the opportunity to recover its revenue requirement associated with a $1.5 billion investment in the modernization program. The CCRM recovers the revenue requirement associated with qualifying modernization costs that Columbia Transmission incurs after satisfying the requirement associated with $100 million in annual maintenance capital expenditures. The CCRM applies to Columbia Transmission's transportation shippers. The CCRM will not exceed $300 million per year in investment in eligible facilities, subject to a 15% annual tolerance and a total cap of $1.5 billion for the entire five-year initial term.

On January 29, 2015, Columbia Transmission received FERC approval of its December 2014 filing to recover costs associated with the second year of its comprehensive system modernization program. Total program adjusted spend to date is $618.1 million. The program includes replacement of bare steel and wrought iron pipeline and compressor facilities, enhancements to system inspection capabilities and improvements in control systems.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

Electric Operations Regulatory Matters

Significant Rate Developments. As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, NIPSCO is currently investing in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued orders approving construction work in progress in rate base and abandoned plant cost recovery requested by NIPSCO for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing NIPSCO's request to transition to forward looking rates, allowing more timely recovery of NIPSCO's investment in transmission assets. On August 22, 2012, the IURC issued an order authorizing NIPSCO to retain certain revenues under MISO Schedule 26-A. NIPSCO began recording revenue in the first quarter of 2013 using a forward looking rate, based on an average construction work in progress balance. For the twelve months ended December 31, 2014 and 2013, revenue of $8.3 million and $2.4 million, respectively, was recorded.

On November 12, 2013, several industrial customers, including INDIEC, filed a complaint at the FERC regarding the 12.38% base ROE used to set the MISO Transmission Owners' transmission rates and requested a reduction in the base ROE to 9.15%. The complaint requested that FERC limit the capital structure of MISO Transmission Owners to no more than 50% common equity for ratemaking purposes and that FERC eliminate incentive adders for membership in a RTO. On October 16, 2014, FERC issued an Order that dismissed the portions of the complaint that challenged Transmission Owner capital structures and incentive adders; set the base ROE for hearing and suspended it to allow for settlement; set a refund effective date of November 12, 2013; and directed the parties to the new two-step discounted cash flow methodology established by FERC. NIPSCO recorded a liability of $1.0 million related to the complaint and will continue to adjust the reserve for ongoing activity.

On July 19, 2013, NIPSCO filed its electric TDSIC, further discussed above, with the IURC. The filing included the seven-year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven-year plan of eligible investments. The Order also granted NIPSCO ratemaking relief associated with the eligible investments through a rate adjustment mechanism, described above. On March 10, 2014, the OUCC filed a Petition for Reconsideration with the IURC, and the IURC denied that Petition for Reconsideration on May 7, 2014. In addition, the NIPSCO Industrial Group and the OUCC have filed Notices of Appeal with the Indiana Court of Appeals in response to the IURC's ruling, which are still pending. On November 25, 2014, NIPSCO’s requested TDSIC factors were approved on an interim basis and subject to refund pending the outcome the appeals of the Commission’s February 17, 2014 Orders.

On December 18, 2013, the IURC issued an Order approving NIPSCO's proposed electric energy efficiency programs and budgets through December 31, 2014, including authorization to use its energy efficiency recovery mechanism to recover costs and lost margins for 2014. On November 12, 2014, the IURC issued an Order approving NIPSCO’s 2015 proposed electric energy efficiency programs along with the continued authority to defer and recover the related 2015 program costs estimated to be $18.6 million.

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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

On October 29, 2014, the IURC issued an order on ECR-24 approving NIPSCO’s request to begin earning a return on $658.4 million of net capital expenditures for the period ended June 30, 2014. On January 30, 2015, NIPSCO filed ECR-25 which included $734.0 million of net capital expenditures for the period ended December 31, 2014.

On October 10, 2013, the IURC issued an order approving NIPSCO’s MATS Compliance Projects. Refer to Note 18-D for additional information on the MATS rule. The Order approved estimated capital costs of $59.3 million and granted the requested ratemaking relief and accounting treatment associated with these projects through the annual EERM and semi-annual ECRM tracker filings. On January 30, 2015, NIPSCO filed a revised MATS capital cost estimate of $48.5 million. An order is expected during the second quarter of 2015.

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

As further discussed above, NIPSCO has approval from the IURC to recover certain costs for transmission and distribution system improvements through the electric TDSIC. On November 25, 2014, the IURC approved, on an interim basis and subject to refund pending the outcome of appeals, NIPSCO’s requested TDSIC factors associated with the eligible investments, which included $19.4 million of net capital expenditures for the period ended June 30, 2014.

8.	Variable Interest Entities and Equity Method Investments
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
NiSource would consolidate those VIEs for which it was the primary beneficiary. NiSource considers quantitative and qualitative elements in determining the primary beneficiary. These qualitative measures include the ability to control an entity and the obligation to absorb losses or the right to receive benefits.
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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and NIPSCO will continue to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $23.0 million and $23.6 million for the years ended December 31, 2014 and 2013, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.
B.Equity Method Investments. Certain investments of NiSource are accounted for under the equity method of accounting. Income and losses from Millennium, Hardy Storage and Pennant are reflected in Equity Earnings in Unconsolidated Affiliates on NiSource’s Statements of Consolidated Income. These investments are integral to the Columbia Pipeline Group Operations business. Income and losses from all other equity investments are reflected in Other, net on NiSource’s Statements of Consolidated Income. All investments shown as limited partnerships are limited partnership interests.

The following is a list of NiSource’s equity method investments at December 31, 2014:

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
As the Millennium, Hardy Storage and Pennant investments are considered integral to the Columbia Pipeline Group Operations business, the following table contains condensed summary financial data. These investments are accounted for under the equity method of accounting and, therefore, are not consolidated into NiSource’s Consolidated Balance Sheets and Statements of Consolidated Income. These investments are recorded within Unconsolidated affiliates on the Consolidated Balance Sheets and NiSource’s portion of the results is reflected in Equity Earnings in Unconsolidated Affiliates on the Statements of Consolidated Income.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Given the immaterial nature of the other equity method investments, a condensed summary of financial data was determined not to be necessary.

Year Ended December 31, (in millions)	2014	2013	2012
Millennium
Statement of Income Data:
Net Revenues	$190.5	$157.8	$152.3
Operating Income	128.8	101.3	97.7
Net Income	89.6	63.0	57.1
Balance Sheet Data:
Total Assets	1,048.4	1,072.1	1,047.1
Total Liabilities	610.9	658.5	674.1
Total Members’ Equity	437.5	413.6	373.0
Hardy Storage
Statement of Income Data:
Net Revenues	$23.6	$24.4	$24.4
Operating Income	16.1	16.5	16.4
Net Income	10.6	10.6	10.0
Balance Sheet Data:
Total Assets	169.4	172.7	173.8
Total Liabilities	94.5	104.0	109.4
Total Members’ Equity	74.9	68.7	64.4
Pennant
Statement of Income Data:
Net Revenues	$8.5	$2.0	$—
Operating (Loss) Income	(2.4)	1.3	—
Net (Loss) Income	(2.4)	1.3	—
Balance Sheet Data:
Total Assets	403.7	266.0	47.4
Total Liabilities	8.6	11.4	2.0
Total Members’ Equity	395.1	254.6	45.4

Equity in the retained earnings of Millennium, Hardy Storage and Pennant at December 31, 2014 was $27.0 million, $12.8 million and $0.5 million, respectively.

Contributions made to Millennium were $2.6 million, $16.6 million and $17.5 million for 2014, 2013 and 2012, respectively. Millennium distributed $35.6 million, $29.0 million and $31.4 million of earnings to Columbia Transmission during 2014, 2013 and 2012, respectively.

Hardy Storage distributed $2.2 million, $3.1 million and $3.5 million of earnings to NiSource during 2014, 2013 and 2012, respectively. No contributions were made to Hardy Storage.

Contributions made to Pennant were $66.6 million, $108.9 million and $2.9 million for 2014, 2013 and 2012, respectively. No distributions have been received from Pennant.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

9.	Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2014	2013	2012
Income Taxes
Current
Federal	$—	$(15.9)	$(85.8)
State	11.3	(9.6)	7.8
Total Current	11.3	(25.5)	(78.0)
Deferred
Federal	262.3	265.8	279.9
State	40.4	25.5	16.9
Total Deferred	302.7	291.3	296.8
Deferred Investment Credits	(3.6)	(3.9)	(4.1)
Income Taxes from Continuing Operations	$310.4	$261.9	$214.7
Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2014		2013		2012
Book income from Continuing Operations before income taxes	$841.1		$752.8		$623.5
Tax expense at statutory federal income tax rate	294.4	35.0%	263.5	35.0%	218.3	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	33.6	4.0	10.5	1.4	15.9	2.5
Regulatory treatment of depreciation differences	0.7	0.1	0.3	—	(6.1)	(0.9)
Amortization of deferred investment tax credits	(3.6)	(0.4)	(3.9)	(0.5)	(4.1)	(0.7)
Nondeductible expenses	1.7	0.2	3.2	0.4	1.9	0.3
Employee Stock Ownership Plan Dividends	(3.8)	(0.5)	(3.6)	(0.5)	(3.4)	(0.5)
AFUDC-Equity	(7.2)	(0.9)	(6.5)	(0.8)	(3.1)	(0.5)
Tax accrual adjustments and other, net	(5.4)	(0.6)	(1.6)	(0.2)	(4.7)	(0.8)
Income Taxes from Continuing Operations	$310.4	36.9%	$261.9	34.8%	$214.7	34.4%
The effective income tax rates were 36.9%, 34.8% and 34.4% in 2014, 2013 and 2012, respectively. The 2.1% increase in the overall effective tax rate in 2014 versus 2013 was primarily the result of a $7.1 million increase due to Indiana state taxes discussed below, $5.5 million Pennsylvania regulatory changes discussed below, and $4.1 million additional deferred state income tax related to corporate restructuring.

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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012(ATRA). ATRA, among other things, extended retroactively the research credit under Internal Revenue Code section 41 until December 31, 2013, and also extended and modified 50% bonus depreciation for 2013. NiSource recorded the effects of ATRA in the first quarter 2013. On December 19, 2014, the President signed into law the Tax Increase Prevention Act (TIPA). TIPA extended and modified 50% bonus depreciation for 2014. NiSource recorded the effects of TIPA in the fourth quarter 2014. In general, 50% bonus depreciation is available for property placed in service before January 1, 2015, or in the case of certain property having longer production periods, before January 1, 2016. The retroactive extension of the research credit did not have a significant effect on net income.
As a result of a Pennsylvania PUC Order dated May 23, 2013, Columbia of Pennsylvania adjusted the flow through in rates of tax benefits so that the unamortized balance of a change in accounting method for certain capitalized costs of approximately $8.2 million at June 30, 2013 would be amortized through December 2016. The amortization of excess tax benefits was $9.5 million in 2013 and $4.0 million in 2014. On a prospective basis, Columbia of Pennsylvania will recognize deferred tax expense rather than flow through in rates the tax benefits resulting from this method change.

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

On September 13, 2013, the IRS and U.S. Treasury issued final regulations on the deductibility and capitalization of expenditures related to tangible property, generally effective for tax years beginning on or after January 1, 2014. Taxpayers may elect early adoption of the regulations for the 2012 or 2013 tax year. NiSource does not plan to early adopt the regulations. The final regulations do not impact the effect of Revenue Procedure 2013-24 issued on April 30, 2013 which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of units of property for purposes of analyzing repair versus capitalization issues. NiSource will likely adopt this Revenue Procedure for income tax filings for 2014. NiSource has evaluated the impact of the final regulations and Revenue Procedure and has determined that they do not materially affect the financial statements.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2014	2013
Deferred tax liabilities
Accelerated depreciation and other property differences	$4,199.9	$3,811.5
Unrecovered gas and fuel costs	11.4	9.4
Other regulatory assets	673.3	659.2
Premiums and discounts associated with long-term debt	12.5	11.4
Total Deferred Tax Liabilities	4,897.1	4,491.5
Deferred tax assets
Deferred investment tax credits and other regulatory liabilities	(196.0)	(205.4)
Cost of removal	(527.7)	(531.6)
Pension and other postretirement/postemployment benefits	(167.6)	(167.8)
Environmental liabilities	(51.8)	(51.3)
Net operating loss carryforward and AMT credit carryforward	(433.9)	(343.4)
Other accrued liabilities	(60.3)	(29.1)
Other, net	(70.3)	(60.4)
Total Deferred Tax Assets	(1,507.6)	(1,389.0)
Net Deferred Tax Liabilities	3,389.5	3,102.5
Less: Deferred income taxes related to current assets and liabilities	(272.1)	(175.3)
Non-Current Deferred Tax Liability	$3,661.6	$3,277.8

State income tax net operating loss benefits were recorded at their realizable value. NiSource anticipates it is more likely than not that it will realize $35.0 million and $39.8 million of these benefits as of December 31, 2014 and December 31, 2013, respectively, prior to their expiration. The remaining net operating loss carry forward represents a Federal carry forward of $388.4 million that will expire in 2033 and an Alternative Minimum Tax credit of $10.5 million that will carry forward indefinitely. The state amounts are primarily for Indiana, Pennsylvania, and West Virginia. The loss carryforward periods expire in various tax years from 2025 through 2034.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Reconciliation of Unrecognized Tax Benefits (in millions)	2014	2013	2012
Unrecognized Tax Benefits - Opening Balance	$23.8	$28.5	$105.3
Gross increases - tax positions in prior period	—	1.6	0.2
Gross decreases - tax positions in prior period	(1.1)	(21.4)	(85.4)
Gross increases - current period tax positions	1.7	15.1	8.4
Unrecognized Tax Benefits - Ending Balance	$24.4	$23.8	$28.5
Offset for outstanding IRS refunds	—	—	(16.0)
Offset for net operating loss carryforwards	(24.2)	(23.0)	(10.2)
Balance - Net of Refunds and NOL Carryforwards	$0.2	$0.8	$2.3

Based upon its intent to comply with Internal Revenue Procedures, Tangible Property Regulations and the Stand-down Position audit adjustment, NiSource determined that the unrecognized tax benefit associated with the requested change in tax accounting method filed for 2008 related to electric generation and gas transmission and distribution required a re-measurement under the provisions of ASC 740. Therefore, in the fourth quarter of 2012 NiSource recognized an income tax receivable of $85.7 million related to the 2008 and 2009 tax years and increases in net operating loss carryforwards of $6.8 million for the tax years 2010-2012,

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

previously unrecognized. The recognition of the receivables and net operating loss carryforwards did not materially affect tax expense or net income. The IRS issued Revenue Procedure 2013-24 on April 30, 2013, which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of units of property for purposes of analyzing repair versus capitalization issues. NiSource will likely adopt this Revenue Procedure for income tax filings for 2014. NiSource has evaluated and recorded the effect of the change in method enabled by this Revenue Procedure as of December 31, 2013.

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

Offsetting the liability for unrecognized tax benefits are $24.2 million of related outstanding tax receivables and net operating loss carryforwards resulting in a net balance of $0.2 million, including interest, related to the tax method change issues.

Except as discussed above, there have been no other material changes in 2014 to NiSource's uncertain tax positions recorded as of December 31, 2013.

The total amount of unrecognized tax benefits at December 31, 2014, 2013 and 2012 that, if recognized, would affect the effective tax rate is $4.1 million, $4.0 million and $2.2 million, respectively. As of December 31, 2014, it is reasonably possible that a $24.4 million decrease in unrecorded tax benefits could occur in 2015 due primarily to the conclusion of the federal audit for 2011 through 2014. As of December 31, 2013, NiSource did not anticipate any significant changes to its liabilities for unrecognized tax benefits over the twelve months ended December 31, 2014. As of December 31, 2012, it was reasonably possible that a $20.5 million decrease in unrecorded tax benefits could occur in 2013 due primarily to Joint Committee Taxation review of the 2008-2010 federal audit. The results of the review are described above.

NiSource recognizes accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities, and tax penalties in income tax expense. With respect to its unrecognized tax benefits, NiSource recorded $(0.1) million, $(0.8) million and $0.2 million in interest expense in the Statements of Consolidated Income for the years ended December 31, 2014, 2013 and 2012, respectively. For December 31, 2014, there are no accruals for interest payable on unrecognized tax benefits on its Consolidated Balance Sheets. For the years ended December 31, 2013 and 2012, NiSource reported $0.1 million and $0.9 million, respectively, of accrued interest payable on unrecognized tax benefits on its Consolidated Balance Sheets. There were no accruals for penalties recorded in the Statement of Consolidated Income for the years ended December 31, 2014, 2013 and 2012 and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013.

NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Virginia, Pennsylvania, Kentucky, Massachusetts, Louisiana, Mississippi, Maryland, Tennessee, New Jersey and New York.

Because NiSource is part of the IRS's Large and Mid-Size Business program, each year's federal income tax return is typically audited by the IRS. As of December 31, 2014, tax years through 2010 have been audited and are effectively closed to further assessment, except for immaterial carryforward amounts. The audit of tax years 2011 and 2012 began in the first quarter of 2013. NiSource is also involved in the Compliance Assurance Program in 2013, with partial acceptance by the IRS, and 2014.

The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are filed. As of December 31, 2014, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

10.	Pension and Other Postretirement Benefits
NiSource provides defined contribution plans and noncontributory defined benefit retirement plans that cover certain of its employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, NiSource provides health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for NiSource. The expected cost of such benefits is accrued during the employees’ years of service. Current rates of rate-regulated companies include postretirement benefit costs, including amortization of the regulatory assets that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts.
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

In 2012, a dynamic asset allocation policy for the pension fund was approved. This policy calls for a gradual reduction in the allocation to return-seeking assets (equities, real estate, private equity and hedge funds) and a corresponding increase in the allocation to liability-hedging assets (fixed income) as the funded status of the plans increase above 90% (as measured by the projected benefit obligations of the qualified pension plans divided by the market value of qualified pension plan assets). The asset mix and acceptable minimum and maximum ranges established by the policy for the pension fund at the pension plans funded status on December 31, 2014 are as follows:
Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	25%	45%	35%	55%
International Equities	15%	25%	15%	25%
Fixed Income	23%	37%	20%	50%
Real Estate/Private Equity/Hedge Funds	0%	15%	0%	0%
Short-Term Investments	0%	10%	0%	10%

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Pension Plan and Postretirement Plan Asset Mix at December 31, 2014 and December 31, 2013:

(in millions)	Defined Benefit Pension Assets	December 31, 2014	Postretirement Benefit Plan Assets	December 31, 2014
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$957.2	41.1%	$219.6	47.2%
International Equities	420.5	18.1%	85.6	18.4%
Fixed Income	802.4	34.4%	158.6	34.1%
Real Estate/Private Equity/Hedge Funds	117.6	5.0%	—	—
Cash/Other	32.6	1.4%	1.2	0.3%
Total	$2,330.3	100.0%	$465.0	100.0%

(in millions)	Defined Benefit Pension Assets	December 31, 2013	Postretirement Benefit Plan Assets	December 31, 2013
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$914.9	40.4%	$218.0	48.0%
International Equities	472.5	20.8%	86.4	19.0%
Fixed Income	638.1	28.1%	131.8	29.0%
Real Estate/Private Equity/Hedge Funds	125.9	5.6%	—	—
Cash/Other	115.9	5.1%	18.0	4.0%
Total	$2,267.3	100.0%	$454.2	100.0%
The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Benefits Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the Master Trust and OPEB investment assets at fair value as of December 31, 2014 and 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Total Master Trust and OPEB investment assets at fair value classified within Level 3 were $117.0 million and $124.7 million as of December 31, 2014 and December 31, 2013, respectively. Such amounts were approximately 4% and 5% of the Master Trust and OPEB’s total investments as reported on the statement of net assets available for benefits at fair value as of December 31, 2014 and 2013, respectively.
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

For the year ended December 31, 2014, there were no significant changes to valuation techniques to determine the fair value of NiSource's pension and other postretirement benefits' assets.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Fair Value Measurements at December 31, 2014:

(in millions)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$17.1	$17.1	$—	$—
Equity securities
U.S. equities	0.4	0.4	—	—
International equities	134.5	133.9	0.6	—
Fixed income securities
Government	118.4	104.6	13.8	—
Corporate	257.0	—	257.0	—
Mortgages/Asset backed securities	2.7	—	2.7	—
Other fixed income	0.6	—	—	0.6
Commingled funds
Short-term money markets	32.6	—	32.6	—
U.S. equities	957.2	—	957.2	—
International equities	279.9	—	279.9	—
Fixed income	409.0	—	409.0	—
Private equity limited partnerships
U.S. multi-strategy (1)	56.2	—	—	56.2
International multi-strategy (2)	35.3	—	—	35.3
Distressed opportunities	7.6	—	—	7.6
Real estate	17.3	—	—	17.3
Pension plan assets subtotal	2,325.8	256.0	1,952.8	117.0
Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	1.6	—	1.6	—
U.S. equities	29.8	—	29.8	—
Mutual funds
U.S. equities	189.8	189.8	—	—
International equities	85.6	85.6	—	—
Fixed income	158.2	158.2	—	—
Other postretirement benefit plan assets subtotal	465.0	433.6	31.4	—
Due to brokers, net (3)	(0.6)
Accrued investment income/dividends	4.6
Receivables/payables	0.5
Total pension and other post-retirement benefit plan assets	$2,795.3	$689.6	$1,984.2	$117.0
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2014:

	Balance at January 1, 2014	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2014
Fixed income securities
Mortgages/Asset backed securities	$0.1	$—	$—	$(0.1)	$—	$—
Other fixed income	—	0.3	0.3	—	—	0.6
Private equity limited partnerships
U.S. multi-strategy	57.9	2.7	2.5	(6.9)	—	56.2
International multi-strategy	38.2	(0.4)	0.5	(3.0)	—	35.3
Distressed opportunities	8.9	0.5	0.1	(1.9)	—	7.6
Real estate	19.6	2.3	0.1	(4.7)	—	17.3
Total	$124.7	$5.4	$3.5	$(16.6)	$—	$117.0

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Fair Value Measurements at December 31, 2013:

(in millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$9.2	$9.2	$—	$—
Equity securities
U.S. equities	329.7	329.7	—	—
International equities	155.4	154.1	1.3	—
Fixed income securities
Government	125.2	84.3	40.9	—
Corporate	166.6	—	166.6	—
Mortgages/Asset backed securities	61.5	—	61.4	0.1
Other fixed income	0.3	—	0.3	—
Commingled funds
Short-term money markets	81.2	—	81.2	—
U.S. equities	574.9	—	574.9	—
International equities	313.9	—	313.9	—
Fixed income	283.5	—	283.5	—
Private equity limited partnerships
U.S. multi-strategy (1)	57.9	—	—	57.9
International multi-strategy (2)	38.2	—	—	38.2
Distressed opportunities	8.9	—	—	8.9
Real Estate	19.6	—	—	19.6
Pension plan assets subtotal	2,226.0	577.3	1,524.0	124.7
Other postretirement benefit plan assets:
Commingled funds
Short-term money markets	18.3	—	18.3	—
U.S. equities	29.6	—	29.6	—
Mutual funds
U.S. equities	188.4	188.4	—	—
International equities	86.4	86.4	—	—
Fixed income	131.5	131.5	—	—
Other postretirement benefit plan assets subtotal	454.2	406.3	47.9	—
Due to brokers, net (3)	(10.4)
Accrued investment income/dividends	3.8
Receivables/payables(4)	47.9
Total pension and other post-retirement benefit plan assets	$2,721.5	$983.6	$1,571.9	$124.7
(1) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily in the United States.
(2) This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily outside the United States.
(3) This class represents pending trades with brokers.
(4) Reflects $48.1 million in December 31, 2013 hedge funds redemptions in which cash has not been received. These hedge fund investments had previously been included as level 3 investments prior to the redemptions.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2013:

	Balance at January 1, 2013	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2013
Fixed income securities
Government	$0.4	$—	$—	$(0.4)	$—	$—
Mortgages/Asset backed securities	0.2	—	0.1	—	(0.2)	0.1
Other fixed income	—	—	0.4	(0.4)	—	—
Commingled funds
Fixed income	104.6	2.0	—	(106.6)	—	—
Hedge fund of funds
Multi-strategy	52.5	0.2	—	(52.7)	—	—
Equities-market neutral	31.5	(0.1)	—	(31.4)	—	—
Private equity limited partnerships
U.S. multi-strategy	62.3	0.5	3.3	(8.2)	—	57.9
International multi-strategy	43.4	(3.0)	0.9	(3.1)	—	38.2
Distress opportunities	11.5	0.5	—	(3.1)	—	8.9
Real estate	20.3	2.1	—	(2.8)	—	19.6
Total	$326.7	$2.2	$4.7	$(208.7)	$(0.2)	$124.7

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure.     The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2014	2013	2014	2013
Change in projected benefit obligation (1)
Benefit obligation at beginning of year	$2,528.2	$2,792.0	$714.2	$840.1
Service cost	34.8	36.4	8.5	12.1
Interest cost	109.0	98.9	30.1	32.2
Plan participants’ contributions	—	—	9.1	6.9
Plan amendments	0.6	1.4	(41.5)	9.7
Actuarial loss (gain)	272.1	(175.9)	47.6	(136.3)
Settlement loss	—	7.8	—	—
Benefits paid	(193.3)	(232.4)	(53.7)	(51.0)
Estimated benefits paid by incurred subsidy	—	—	1.7	0.5
Projected benefit obligation at end of year	$2,751.4	$2,528.2	$716.0	$714.2
Change in plan assets
Fair value of plan assets at beginning of year	$2,267.3	$2,161.0	$454.2	$377.6
Actual return on plan assets	200.4	289.4	20.3	66.4
Employer contributions	55.9	49.3	35.1	54.3
Plan participants’ contributions	—	—	9.1	6.9
Benefits paid	(193.3)	(232.4)	(53.7)	(51.0)
Fair value of plan assets at end of year	$2,330.3	$2,267.3	$465.0	$454.2
Funded Status at end of year	$(421.1)	$(260.9)	$(251.0)	$(260.0)
Amounts recognized in the statement of financial position consist of:
Current liabilities	(3.5)	(3.4)	(0.6)	(0.7)
Noncurrent liabilities	(417.6)	(257.5)	(250.4)	(259.3)
Net amount recognized at end of year (2)	$(421.1)	$(260.9)	$(251.0)	$(260.0)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability (3)
Unrecognized prior service credit	$(3.5)	$(3.9)	$(49.2)	$(12.0)
Unrecognized actuarial loss	1,009.8	804.5	95.5	31.9
	$1,006.3	$800.6	$46.3	$19.9
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

(3) NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $1,031.2 million and $18.4 million, respectively, as of December 31, 2014, and $842.2 million and $49.4 million, respectively, as of December 31, 2013 that would otherwise have been recorded to accumulated other comprehensive loss.
NiSource’s accumulated benefit obligation for its pension plans was $2,732.3 million and $2,511.9 million as of December 31, 2014 and 2013, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.

NiSource pension plans were underfunded by $421.1 million at December 31, 2014 compared to being underfunded at December 31, 2013 by $260.9 million. The decline in the funded status was due primarily to a decrease in the discount rate from the prior measurement date and the implementation of new mortality assumptions released by the Society of Actuaries in 2014, offset by

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

increased employer contributions. NiSource contributed $55.9 million and $49.3 million to its pension plans in 2014 and 2013, respectively.
NiSource’s funded status for its other postretirement benefit plans improved by $9.0 million to an underfunded status of $251.0 million primarily due to plan amendments in 2014 offset by a decrease in the discount rate from the prior measurement date. NiSource contributed approximately $35.1 million and $54.3 million to its other postretirement benefit plans in 2014 and 2013, respectively. No amounts of NiSource’s pension or other postretirement benefit plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2015.

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
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	3.81%	4.50%	3.94%	4.75%
Rate of Compensation Increases	4.00%	4.00%	—	—
Health Care Trend Rates
Trend for Next Year	—	—	6.90%	7.09%
Ultimate Trend	—	—	4.50%	4.50%
Year Ultimate Trend Reached	—	—	2021	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	1% point increase	1% point decrease
Effect on service and interest components of net periodic cost	$3.5	$(2.9)
Effect on accumulated postretirement benefit obligation	45.1	(38.7)
NiSource expects to make contributions of approximately $3.5 million to its pension plans and approximately $34.8 million to its postretirement medical and life plans in 2015.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure NiSource’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits	Federal Subsidy Receipts
Year(s)
2015	$207.0	$47.4	$1.5
2016	214.3	47.4	1.5
2017	215.5	47.1	1.5
2018	218.5	47.8	1.4
2019	220.0	47.9	1.4
2020-2024	1,064.1	233.6	5.8
The following table provides the components of the plans’ net periodic benefits cost for each of the three years ended December 31, 2014, 2013 and 2012:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost (Income)
Service cost	$34.8	$36.4	$37.7	$8.5	$12.1	$11.2
Interest cost	109.0	98.9	112.8	30.1	32.2	37.5
Expected return on assets	(181.1)	(168.1)	(164.6)	(36.8)	(30.3)	(26.7)
Amortization of transitional obligation	—	—	—	—	0.5	1.2
Amortization of prior service cost (credit)	0.2	0.3	0.2	(4.3)	(0.7)	0.3
Recognized actuarial loss	47.5	77.8	81.2	0.4	11.0	9.4
Net Periodic Benefit Costs	10.4	45.3	67.3	(2.1)	24.8	32.9
Additional loss recognized due to:
Settlement loss	—	33.4	1.9	—	—	—
Total Net Periodic Benefits Cost (Income)	$10.4	$78.7	$69.2	$(2.1)	$24.8	$32.9
The decrease of $68.3 million in net periodic benefit cost related to pension in 2014 compared to 2013 is due primarily to no settlement charge in 2014 compared to 2013 and favorable asset returns. For its other postretirement benefit plans, NiSource recognized $2.1 million in net periodic benefit income in 2014 compared to net periodic benefit cost of $24.8 million in 2013 due primarily to plan amendments in 2014, favorable asset returns, claims experience and an increase in the discount rate in 2014 compared to 2013.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	4.50%	3.63%	4.60%	4.75%	3.95%	4.88%
Expected Long-Term Rate of Return on Plan Assets	8.30%	8.30%	8.30%	8.14%	8.14%	8.13%
Rate of Compensation Increases	4.00%	4.00%	4.00%	—	—	—
NiSource believes it is appropriate to assume an 8.30% and 8.14% rate of return on pension and other postretirement plan assets, respectively, for its calculation of 2014 pension benefits cost. This is primarily based on asset mix and historical rates of return.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2014	2013	2014	2013
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Settlements	$—	$(33.4)	$—	$—
Net prior service cost (credit)	0.6	1.4	(41.5)	(6.0)
Net actuarial loss (gain)	252.8	(289.4)	64.0	(172.4)
Less: amortization of transitional (asset)/obligation	—	—	—	(0.5)
Less: amortization of prior service (credit) cost	(0.2)	(0.3)	4.3	0.7
Less: amortization of net actuarial (gain) loss	(47.5)	(77.8)	(0.4)	(11.0)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$205.7	$(399.5)	$26.4	$(189.2)
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$216.1	$(320.8)	$24.3	$(164.4)

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost (credit), and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2015 for the pension plans are $63.3 million, $(0.5) million and zero, respectively, and for other postretirement benefit plans are $4.3 million, $(5.6) million and zero, respectively.

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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

As of December 31, 2014, NiSource and NIPSCO had no preferred shares outstanding. All of NiSource’s retained earnings at December 31, 2014 are free of restrictions.

12.	Common Stock
As of December 31, 2014, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $1.02, $0.98 and $0.94 per share for the years ended December 31, 2014, 2013 and 2012, respectively. At its January 30, 2015 meeting, the Board declared a quarterly common dividend of $0.26 per share, payable on February 20, 2015 to holders of record on February 9, 2015. NiSource has certain debt covenants which could potentially limit the amount of dividends the Company could pay in order to maintain compliance with these covenants. Refer to Note 14 for more information. As of December 31, 2014, these covenants did not restrict the amount of dividends that were available to be paid.

Dividend Reinvestment and Stock Purchase Plan. NiSource offers a Dividend Reinvestment and Stock Purchase Plan which allows participants to reinvest dividends and make voluntary cash payments to purchase additional shares of common stock on the open market.

Forward Agreements. On September 14, 2010, NiSource and Credit Suisse Securities (USA) LLC, as forward seller, closed an underwritten registered public offering of 24,265,000 shares of NiSource’s common stock. All of the shares sold were borrowed and delivered to the underwriters by the forward seller. In connection with the public offering, NiSource entered into forward sale agreements (“Forward Agreements”) with an affiliate of the forward seller covering an aggregate of 24,265,000 shares of NiSource’s common stock. On September 10, 2012, NiSource settled the Forward Agreements by physically delivering the 24,265,000 shares of NiSource common stock and receiving cash proceeds of $339.1 million. Cash proceeds related to the settlement of the Forward Agreements are recorded in the issuance of common stock line in the financing activities section of the Statement of Consolidated Cash Flows for the period ended December 31, 2012. Additionally, refer to Note 1-M for information regarding the dilutive impact to EPS of the Forward Agreements.

13.	Share-Based Compensation
The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the long-term incentive plan approved by stockholders on April 13, 1994 ("1994 Plan") or the Director Stock Incentive Plan ("Director Plan"), described below, that expire or terminate for any reason. No further awards are permitted to be granted under the 1994 Plan or the Director Plan. At December 31, 2014, there were 6,264,223 shares reserved for future awards under the Omnibus Plan.
Prior to May 11, 2010, NiSource issued long-term equity incentive grants to key management employees under the 1994 Plan. The types of equity awards previously authorized under the 1994 Plan did not significantly differ from those permitted under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $34.2 million, $20.7 million and $17.8 million, during 2014, 2013 and 2012, respectively, as well as related tax benefits of $12.6 million, $7.2 million and $6.1 million, respectively.
As of December 31, 2014, the total remaining unrecognized compensation cost related to nonvested awards amounted to $23.0 million, which will be amortized over the weighted-average remaining requisite service period of 2.1 years.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Stock Options. Option grants may be awarded with an exercise price equal to the average of the high and low market price on the day of the grant. As of December 31, 2014, the weighted average remaining contractual life of the options outstanding and exercisable was less than 0.1 years. Stock option transactions for the year ended December 31, 2014 were as follows:

	Options	Weighted Average Option Price ($)
Outstanding at December 31, 2013	409,218	22.53
Granted	—	—
Exercised	(390,218)	22.52
Cancelled	—	—
Outstanding at December 31, 2014	19,000	22.62
Exercisable at December 31, 2014	19,000	22.62

No options were granted during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the aggregate intrinsic value for the options outstanding and exercisable was $0.4 million. During 2014, 2013, and 2012, cash received from the exercise of options was $8.8 million, $25.4 million, and $27.5 million, respectively.
Restricted Stock Units and Restricted Stock. In 2014, NiSource granted restricted stock units and shares of restricted stock of 158,633, subject to service conditions. The total grant date fair value of the shares of restricted stock units and shares of restricted stock was $5.2 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2014, 143,633 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2014 award.
In 2013, NiSource granted restricted stock units and shares of restricted stock of 69,651, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $1.8 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2014, 58,701 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2013 award.
In 2012, NiSource granted restricted stock units and shares of restricted stock of 226,431, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $5.1 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of December 31, 2014, 104,995 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding for the 2012 award.
If the employee terminates employment before the service conditions lapse under the 2012, 2013 and 2014 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock. In the event of a Change-in-Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units awarded prior to 2014 will immediately vest and all unvested shares of restricted stock and restricted stock units awarded in 2014 will immediately vest upon termination of employment occurring in connection with a change-in-control. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee's date of termination.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2013	361,736	21.55
Granted	158,633	32.93
Forfeited	(88,819)	19.70
Vested	(124,221)	17.75
Nonvested and Expected to Vest at December 31, 2014	307,329	27.92
Performance Shares. In 2014, NiSource granted 535,037 performance shares subject to performance and service conditions. The grant date fair-value of the awards was $16.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of cumulative net operating earnings per share, a non-GAAP financial measure that NiSource defines as income from continuing operations adjusted for certain items, for the three-year period ending December 31, 2016; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price, over a period beginning December 31, 2013 and ending on December 31, 2016) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on February 28, 2017 when the shares vest provided the performance criteria are satisfied. As of December 31, 2014, 520,956 nonvested performance shares were granted and outstanding of the 2014 award.
In 2013, NiSource granted 664,776 performance shares subject to performance and service conditions. The grant date fair-value of the awards was $15.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings, which NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations, which NiSource defines as net operating cash flows provided by continuing operations, in each case for the three-year period ending December 31, 2015; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2011 and ending on December 31, 2014) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions lapse on January 30, 2016 when the shares vest provided the performance criteria are satisfied. As of December 31, 2014, 576,852 nonvested performance shares were granted and outstanding of the 2013 award.
In 2012, NiSource granted 772,128 performance shares subject to performance and service conditions. The grant date fair-value of the awards was $16.0 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions are based on achievement of non-GAAP financial measures: cumulative net operating earnings, which NiSource defines as income from continuing operations adjusted for certain items; cumulative funds from operations, which NiSource defines as net operating cash flows provided by continuing operations; and total debt that NiSource defines as total debt adjusted for significant movement in natural gas prices and other adjustments determined by the Board. The service conditions lapse on January 30, 2015 when the shares vest provided the performance criteria are satisfied. As of December 31, 2014, 630,047 nonvested performance shares were granted and outstanding for the 2012 award.
If the employee terminates employment before the performance and service conditions lapse under the 2012, 2013 and 2014 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the performance shares payable at target on the date of termination provided the performance criteria are met. In the event of a Change-in-Control (as defined in the award agreement), all unvested performance shares will immediately vest. Termination due to any other reason will result in all performance shares awarded being forfeited effective on the employee’s date of termination.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

	Contingent Awards	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2013	1,974,337	20.17
Granted	535,037	31.08
Forfeited	(177,160)	22.55
Vested	(604,359)	16.00
Nonvested and Expected to Vest at December 31, 2014	1,727,855	24.80
Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. As of December 31, 2014, 163,857 restricted stock units are outstanding to non-employee directors under the Omnibus Plan.
Only restricted stock units remain outstanding under the prior plan for non-employee directors, the Director Plan. All such awards are fully vested and shall be distributed to the directors upon their separation from the Board. As of December 31, 2014, 145,143 restricted stock units remain outstanding under the Director Plan and as noted above no further shares may be awarded under the Director Plan.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay payable in shares of common stock. For the years ended December 31, 2014, 2013 and 2012, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $38.1 million, $30.0 million and $27.3 million, respectively.

14.	Long-Term Debt
NiSource Finance is a 100% owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in March 2000 under the laws of the state of Indiana. Prior to 2000, the function of NiSource Finance was performed by Capital Markets. NiSource Finance obligations are fully and unconditionally guaranteed by NiSource. Consequently, no separate financial statements for NiSource Finance are required to be reported. No other NiSource subsidiaries guarantee debt.
During 2014, NiSource Finance negotiated a $750.0 million term loan and redeemed $500.0 million of long-term debt securities. These transactions are detailed as follows:

•	On August 20, 2014, NiSource Finance negotiated a $750.0 million three-year bank term loan with a syndicate of banks which carries a floating interest rate of BBA LIBOR plus 100 basis points.

•
On July 15, 2014, NiSource Finance redeemed $500.0 million of 5.40% senior unsecured notes at maturity. Contemporaneous with this redemption, $500.0 million of associated fixed-to-floating interest rate swaps expired.

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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

•On August 19, 2013, NIPSCO redeemed $30.0 million of 7.16% medium term notes.

•	On July 22, 2013, NIPSCO redeemed $5.0 million of 7.21% medium term notes.

•	On July 8, 2013, NIPSCO redeemed $15.0 million of 7.35% medium term notes.

•	On June 3, 2013, NIPSCO redeemed $18.0 million of 5.20% pollution control bonds.

•
On April 15, 2013, NiSource Finance amended the term loan to add an additional lender to the syndicate of banks, increased the borrowing capacity under the term loan by $75.0 million to a total of $325.0 million and extended the maturity date to April 15, 2016. Borrowings under the term loan carried an interest rate of BBA LIBOR plus 125 basis points during 2013. Effective with Moody's credit rating upgrade on January 31, 2014, NiSource's credit spread on the term loan is 100 basis points.

•	On April 12, 2013, NiSource Finance issued $750.0 million of 4.80% senior unsecured notes that mature on February 15, 2044.

•	On March 1, 2013, NiSource Finance redeemed $420.3 million of 6.15% senior unsecured notes.

In the following table are the outstanding long-term debt maturities at December 31, 2014. The long-term debt maturities shown below include capital lease obligations and the debt of certain low-income housing real estate investments. NiSource does not guarantee the long-term debt obligations of the low-income housing real estate investments.

Year Ending December 31, (in millions)
2015	$266.6
2016	757.5
2017	1,350.3
2018	811.1
2019	552.6
After	4,734.3
Total (1)	$8,472.4
(1) This amount excludes $49.9 million of unamortized discount and premium.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds. Reacquisition premiums have been deferred and are being amortized.
Of NiSource’s long-term debt outstanding at December 31, 2014, $109.0 million was issued by NiSource’s subsidiary, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets’ obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of NIPSCO, are available as recourse for the benefit of Capital Markets’ creditors. The carrying value of the NiSource assets, excluding the assets of NIPSCO, was $18.2 billion at December 31, 2014.

NiSource is subject to a financial covenant under its revolving credit facility and its three-year term loans which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2014, the ratio was 62%.

NiSource is also subject to certain other non-financial covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $150 million. An asset sale

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

15.	Short-Term Borrowings
NiSource Finance currently maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At December 31, 2014, NiSource had $500.0 million of outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility. At December 31, 2014, NiSource had $792.6 million of commercial paper outstanding.
As of December 31, 2014 and 2013, NiSource had $30.9 million and $31.6 million, respectively, of stand-by letters of credit outstanding, of which $14.7 million and $14.3 million, respectively, were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Consolidated Balance Sheets in the amount of $284.3 million and $265.1 million as of December 31, 2014 and 2013, respectively. Refer to Note 17 for additional information.
Short-term borrowings were as follows:

At December 31, (in millions)	2014	2013
Commercial Paper weighted average interest rate of 0.82% and 0.70% at December 31, 2014 and 2013, respectively.	$792.6	$433.6
Credit facilities borrowings weighted average interest rate of 1.44% at December 31, 2014.	500.0	—
Accounts receivable securitization facility borrowings	284.3	265.1
Total Short-Term Borrowings	$1,576.9	$698.7

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Statements of Consolidated Cash Flows.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

16.	Fair Value
A.Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2014 and December 31, 2013:

Recurring Fair Value Measurements December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Price risk management assets:
Commodity financial price risk programs	$0.1	$—	$—	$0.1
Available-for-sale securities	28.4	103.5	—	131.9
Total	$28.5	$103.5	$—	$132.0
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$14.2	$—	$0.1	$14.3
Total	$14.2	$—	$0.1	$14.3

Recurring Fair Value Measurements December 31, 2013 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets
Price risk management assets:
Commodity financial price risk programs	2.1	—	—	2.1
Interest rate risk activities	—	21.1	—	21.1
Available-for-sale securities	25.3	96.1	—	121.4
Total	$27.4	$117.2	$—	$144.6
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$1.6	$—	$0.1	$1.7
Total	$1.6	$—	$0.1	$1.7
Price risk management assets and liabilities include commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of December 31, 2014 and 2013, there were no material transfers between fair value hierarchies. Additionally there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total gains and losses from available-for-sale securities are included in accumulated other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at December 31, 2014 and December 31, 2013 were:

December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$30.8	$0.3	$(0.2)	$30.9
Corporate/Other bonds	100.6	1.0	(0.6)	101.0
Total	$131.4	$1.3	$(0.8)	$131.9
December 31, 2013 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$30.3	$0.3	$(0.5)	$30.1
Corporate/Other bonds	91.5	1.1	(1.3)	91.3
Total	$121.8	$1.4	$(1.8)	$121.4

For the year ended December 31, 2014, 2013, and 2012 the realized gain on sale of available for sale U.S. Treasury debt securities was $0.1 million, $0.5 million and $0.6 million, respectively. For the year ended December 31, 2014, 2013, and 2012 the realized gain on sale of available for sale Corporate/Other bond debt securities was $0.4 million, $0.4 million, and $0.3 million, respectively.
The cost of maturities sold is based upon specific identification. At December 31, 2014, approximately $2.3 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At December 31, 2014 approximately $4.4 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013.
Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the twelve months ended December 31, 2014.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

In January 2013, NiSource sold the service plan and leasing business lines of its Retail Services business. The disposed business lines were included in the Columbia Distribution Operations reporting unit and the NIPSCO Gas Distribution Operations reporting unit. Goodwill associated with the disposed business lines was included in the carrying amount of the business lines in determining the gain on disposal. The amount of the goodwill included in the carrying amount was based on the relative fair values of the business lines disposed of and the portion of the reporting units that were retained. The fair value of the disposed business lines was determined by using the selling price of the business lines. The fair value of the reporting units that were retained was determined by a weighted average of income and market approaches. This approach was similar to the process undertaken to calculate the fair value of the reporting units for the goodwill impairment test conducted on May 1, 2012. These approaches are further discussed in Note 5 and yield fair values considered to be at Level 3 of the fair value hierarchy. The respective fair value of the disposed business lines was divided by the fair value of the reporting units to which the disposed business lines belonged. These percentages were then applied to those goodwill balances to determine their allocations. As a result of these procedures, NiSource recorded a disposal of goodwill of approximately $11.0 million during the first quarter of 2013. This amount is included within the "Gain on Disposition of Discontinued Operations - net of taxes" on the Statements of Consolidated Income.
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
Long-term debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the years ended December 31, 2014 and 2013, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.
The carrying amount and estimated fair values of financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2014	Estimated Fair Value 2014	Carrying Amount 2013	Estimated Fair Value 2013
Long-term debt (including current portion)	$8,422.5	$9,505.7	$8,135.3	$8,697.3

17.	Transfers of Financial Assets
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
Throughout 2014 and 2013, Columbia of Ohio has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 17, 2014; the current agreement expires on October 16, 2015 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $240 million. As of December 31, 2014, $124.3 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Throughout 2014 and 2013, NIPSCO has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by PNC and Mizuho. This agreement was last renewed on August 27, 2014; the current agreement expires on August 26, 2015 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $200 million. As of December 31, 2014, $125.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Throughout 2014 and 2013, Columbia of Pennsylvania has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The agreement with BTMU was last renewed on March 11, 2014, having a current scheduled termination date of March 10, 2015 and can be further renewed if mutually agreed to by both parties. The maximum seasonal program limit under the terms of the agreement is $75 million. As of December 31, 2014, $35.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of December 31, 2014 and 2013 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	December 31, 2014	December 31, 2013
Gross Receivables	$611.7	$610.9
Less: Receivables not transferred	327.4	345.8
Net receivables transferred	$284.3	$265.1
Short-term debt due to asset securitization	$284.3	$265.1
During 2014 and 2013, $19.2 million and $31.8 million was recorded as cash from financing activities related to the change in short-term borrowings due to the securitization transactions, respectively. For the years ended December 31, 2014 and 2013, fees of $2.9 million and $2.7 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

18.Other Commitments and Contingencies

A.Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at December 31, 2014 and the years in which they expire are:

(in millions)	Total	2015	2016	2017	2018	2019	After
Guarantees of subsidiaries debt	$7,960.5	$230.0	$616.5	$1,257.0	$800.0	$500.0	$4,557.0
Accounts receivable securitization	284.3	284.3	—	—	—	—	—
Lines of credit	1,292.6	1,292.6	—	—	—	—	—
Letters of credit	30.9	30.9	—	—	—	—	—
Other guarantees	135.6	29.8	0.4	—	—	1.7	103.7
Total commercial commitments	$9,703.9	$1,867.6	$616.9	$1,257.0	$800.0	$501.7	$4,660.7
Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $7,960.5 million of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement for Capital Markets, which is reflected on NiSource’s Consolidated Balance Sheets. The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding medium-term notes.
Lines and Letters of Credit and Accounts Receivable Advances. On September 30, 2013, NiSource Finance amended its existing revolving credit facility with a syndicate of banks led by Barclays Capital to expand capacity to $2.0 billion and extend the termination date to September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At December 31, 2014, NiSource had $500.0 million of borrowings under its five-year revolving credit facility, $792.6 million in commercial paper outstanding and $284.3 million outstanding under its accounts receivable securitization agreements. At December 31, 2014, NiSource issued stand-by letters of credit of approximately $30.9 million for the benefit of third parties. See Note 15 for additional information.
Other Guarantees or Obligations. NiSource has purchase and sale agreement guarantees totaling $25.6 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Consolidated Balance Sheets. Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.
NiSource has on deposit a letter of credit with Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership percentage in Millennium) of the debt service reserve account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of December 31, 2014 .
B.Other Legal Proceedings. In the normal course of its business, NiSource and its subsidiaries have been named as defendants in various legal proceedings. In the opinion of management, the ultimate disposition of these currently asserted claims will not have a material impact on NiSource’s consolidated financial statements.

C.Tax Matters. NiSource records liabilities for potential income tax assessments. The accruals relate to tax positions in a variety of taxing jurisdictions and are based on management’s estimate of the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations. NiSource is part of the IRS Large and Mid-Size Business program. As a result, each year’s federal income tax return is typically audited by

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

the IRS. As of December 31, 2014, tax years through 2010 have been audited and are effectively closed to further assessment. The audits of tax years 2011 and 2012 are in process. In addition, the audits of tax years 2013 and 2014 under the Compliance Assurance Program ("CAP") are also in process. As of December 31, 2014, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

NiSource is currently being audited for sales and use tax compliance in the states of Louisiana, Ohio, Massachusetts, Pennsylvania, and West Virginia.

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
As of December 31, 2014 and 2013, NiSource had recorded an accrual of approximately $128.4 million and $143.9 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and Environmental" in the Consolidated Balance Sheets. The noncurrent portion is included in "Other noncurrent liabilities" in the Consolidated Balance Sheets. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.
Climate Change. Future legislative and regulatory programs could significantly restrict emissions of GHGs or could impose a cost or tax on GHG emissions.

On June 2, 2014, the EPA proposed a GHG performance standard for existing fossil-fuel fired electric utility generating units under section 111(d) of the Clean Air Act. The proposed rule establishes state-specific CO2 emission rate goals, applied to the state's fleet of fossil-fuel fired electric generating units, and requires each state to submit a plan indicating how the state will meet the EPA's emission rate goal, including possibly imposing reduction obligations on specific units. Final CO2 emission rate standards are expected to be set by the EPA by midsummer 2015, and state plans are required to be submitted to the EPA as early as June 2016. The cost to comply with this rule will depend on a number of factors, including the requirements of the final federal regulation and the level of NIPSCO's required GHG reductions. It is possible that this new rule, comprehensive federal or state GHG legislation, or other GHG regulation could result in additional expense or compliance costs that could materially impact NiSource's financial results. NiSource will continue to monitor this matter and cannot estimate its impact at this time.
National Ambient Air Quality Standards. The CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically, the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines, and other facilities owned by electric generation, gas distribution, and gas transmission operations.
The following NAAQS were recently added or modified:
Ozone: On November 25, 2014, the EPA proposed to lower the 8-hour ozone standard from 75 ppb to within a range of 65-70 ppb. If the standard is finalized and the EPA proceeds with designations, areas where NiSource operates currently designated as attainment may be re-classified as non-attainment. NiSource will continue to monitor this matter and cannot estimate its impact at this time.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Nitrogen Dioxide (NO2): The EPA revised the NO2 NAAQS by adding a one-hour standard while retaining the annual standard. The new standard could impact some NiSource combustion sources. The EPA designated all areas of the country as unclassifiable/attainment in January 2012. After the establishment of a new monitoring network and possible modeling implementation, areas will potentially be re-designated sometime in 2016. States with areas that do not meet the standard will be required to develop rules to bring areas into compliance within five years of designation. Additionally, under certain permitting circumstances, emissions from some existing NiSource combustion sources may need to be assessed and mitigated. NiSource will continue to monitor this matter and cannot estimate the impact of these rules at this time.
Waste
NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Additionally, NiSource affiliates have retained environmental liabilities, including cleanup liabilities, associated with some former operations.

A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 66 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.

NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated liability were noted as a result of the refresh completed as of June 30, 2014. The total estimated liability at NiSource related to the facilities subject to remediation was $121.5 million and $129.5 million at December 31, 2014 and 2013, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect Columbia Pipeline Group Operations, Electric Operations, and certain other discontinued operations for which NiSource has retained a liability.
Columbia Pipeline Group Operations.
Waste
Columbia Transmission continues to conduct characterization and remediation activities at specific sites under a 1995 AOC (subsequently modified in 1996 and 2007). The 1995 AOC originally covered 245 major facilities, approximately 13,000 liquid removal points, approximately 2,200 mercury measurement stations and about 3,700 storage well locations. As a result of the 2007 amendment, approximately 50 facilities remain subject to the terms of the AOC. NiSource utilizes a probabilistic model to estimate its future remediation costs related to the 1995 AOC. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the liability were noted as a result of the refresh completed as of June 30, 2014. The total remaining liability at Columbia Transmission related to the facilities subject to remediation was $1.8 million and $8.7 million at December 31, 2014 and December 31, 2013, respectively. The liability represents Columbia Transmission's best estimate of the cost to remediate the facilities or manage the sites. Remediation costs are estimated based on the information available, applicable remediation standards, and experience with similar facilities. Columbia Transmission expects that the remediation for these facilities will be substantially completed in 2015.
Electric Operations.
Air
NIPSCO is subject to a number of air-quality mandates in the next several years. These mandates required NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $860 million, of which approximately $120.7 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. NIPSCO believes that the capital costs will likely be recoverable from customers.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

Water
On August 15, 2014, the EPA published the final Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. Under this rule, stations will have to either demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. The cost to comply will depend on a number of factors, including evaluation of the various compliance options available under the regulation and permitting-related determinations by IDEM. NIPSCO is currently evaluating these options and cannot estimate the cost of compliance at this time.

On June 7, 2013, the EPA published a proposed rule to amend the effluent limitations guidelines and standards for the Steam Electric Power Generating category. These proposed regulations could impose new water treatment requirements on NIPSCO’s electric generating facilities. NIPSCO will continue to monitor developments in this matter and cannot estimate the cost of compliance at this time.

Waste
On December 19, 2014, the EPA released a pre-publication version of the final rule for regulation of CCRs. The rule will regulate CCRs under the Resource Conservation and Recovery Act Subtitle D, which determines them to be non-hazardous. It will require increased groundwater monitoring, reporting, recordkeeping, and posting related information to the Internet. The rule also will establish requirements related to CCR management, impoundments, landfills and storage. NIPSCO will have to modify its infrastructure and management of CCRs under this rule. However, the rule will allow NIPSCO to continue its byproduct beneficial use program. NIPSCO is currently evaluating the rule and cannot estimate the cost of compliance at this time.

E.Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $69.3 million in 2014, $56.3 million in 2013 and $50.9 million in 2012, and are primarily charged to operation and maintenance expense as incurred. Capital leases and related accumulated depreciation included in the Consolidated Balance Sheets were $286.8 million and $86.0 million at December 31, 2014, and $208.2 million and $64.1 million at December 31, 2013, respectively.
NiSource Corporate Services has a license agreement with Rational Systems, LLC for pipeline business software requiring a payment of $25.6 million in 2015 which is recorded as a capital lease.
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)	Operating Leases (1)	Capital Leases (2)
2015	$22.7	$48.6
2016	15.4	20.1
2017	15.4	19.4
2018	12.8	19.2
2019	10.9	19.1
After	33.8	159.8
Total future minimum payments	$111.0	$286.2
(1) Operating lease balances do not include amounts for fleet leases that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $32.7 million in 2015, $32.8 million in 2016, $27.8 million in 2017, $22.0 million in 2018, $13.8 million in 2019 and $9.3 million thereafter.

(2) Capital lease payments shown above are inclusive of interest totaling $97.9 million.
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
NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2015 to 2045, require NiSource to pay fixed monthly charges.
On December 31, 2013, NiSource Corporate Services signed a seven year agreement with IBM to continue to provide business process and support functions to NiSource under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. The agreement was effective January 1, 2014 with a commencement date of April 1, 2014 and includes some targeted service enhancements as well as continued existing IT support services and a few additional support services. Under the agreement, at December 31, 2014, NiSource Corporate Services expects to pay approximately $570.2 million to IBM in service and project fees as shown in the table below. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM's capital investments not yet recovered and IBM's wind-down expense. This termination fee could be material depending on the events giving rise to the termination and the timing of the termination.
NIPSCO has contracts with three major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2018.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The estimated aggregate amounts of minimum fixed payments at December 31, 2014, were:

(in millions)	Energy Commodity Agreements	Pipeline Service Agreements	IBM Service Agreement	Other Service Agreements	Total
2015	$190.1	$260.8	$100.8	$66.0	$617.7
2016	103.2	234.1	100.8	59.1	497.2
2017	76.0	214.5	96.4	55.2	442.1
2018	67.5	165.1	92.4	0.5	325.5
2019	68.6	128.3	90.4	—	287.3
After	70.8	395.5	89.4	—	555.7
Total purchase and service obligations	$576.2	$1,398.3	$570.2	$180.8	$2,725.5

G.     Other Matters.
Transmission Upgrade Agreements. On February 11, 2014, NIPSCO entered into TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors have agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").

On June 10, 2014, certain upgrade sponsors for both TUAs filed a complaint at the FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. On December 8, 2014, the FERC issued an order in response to the complaint finding that it is appropriate for NIPSCO to recover, through the multiplier, substantiated costs of ownership related to the TUAs. The FERC set for hearing the issue of what constitutes the incremental costs NIPSCO will incur, but is holding that hearing in abeyance to allow for settlement. NIPSCO will continue to monitor developments in this matter and does not believe the impact is material to the Consolidated Financial Statements.

Springfield, MA Incident. On November 23, 2012, while Columbia of Massachusetts was investigating the source of an odor of gas at a service location in Springfield, Massachusetts, a gas service line was pierced and an explosion occurred. While this explosion impacted multiple buildings and resulted in several injuries, no life threatening injuries or fatalities have been reported. Columbia of Massachusetts is fully cooperating with both the Massachusetts DPU and the Occupational Safety & Health Administration in their investigations of this incident. Columbia of Massachusetts believes any costs associated with damages, injuries, and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements. In accordance with GAAP, NiSource recorded any reserves and the related insurance recoveries resulting from this incident on a gross basis within the Consolidated Balance Sheets.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

19.Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2012	$4.9	$(31.8)	$(32.8)	$(59.7)
Other comprehensive income before reclassifications	(1.7)	(0.2)	(9.4)	(11.3)
Amounts reclassified from accumulated other comprehensive income	(0.6)	3.4	2.7	5.5
Net current-period other comprehensive (loss) income	(2.3)	3.2	(6.7)	(5.8)
Balance as of December 31, 2012	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(2.4)	0.1	17.8	15.5
Amounts reclassified from accumulated other comprehensive income	(0.5)	2.7	4.2	6.4
Net current-period other comprehensive (loss) income	(2.9)	2.8	22.0	21.9
Balance as of December 31, 2013	$(0.3)	$(25.8)	$(17.5)	$(43.6)
Other comprehensive income before reclassifications	0.9	(0.3)	(10.2)	(9.6)
Amounts reclassified from accumulated other comprehensive income	(0.3)	2.5	0.4	2.6
Net current-period other comprehensive income (loss)	0.6	2.2	(9.8)	(7.0)
Balance as of December 31, 2014	$0.3	$(23.6)	$(27.3)	$(50.6)

 (1)All amounts are net of tax. Amounts in parentheses indicate debits.
Equity Method Investment
During 2008, Millennium, in which Columbia Transmission has an equity investment, entered into three interest rate swap agreements with a notional amount totaling $420.0 million with seven counterparties. During August 2010, Millennium completed the refinancing of its long-term debt, securing permanent fixed-rate financing through the private placement issuance of two tranches of notes totaling $725.0 million, $375.0 million at 5.33% due June 30, 2027 and $350.0 million at 6.00% due June 30, 2032. Upon the issuance of these notes, Millennium repaid all outstanding borrowings under its credit agreement, terminated the sponsor guarantee, and cash settled the interest rate hedges. These interest rate swap derivatives were primarily accounted for as cash flow hedges by Millennium. As an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss of $16.6 million, net of tax, related to these terminated interest rate swaps is being amortized over a 15 year period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $16.6 million and $17.7 million at December 31, 2014 and December 31, 2013, respectively, is included in unrealized losses on cash flow hedges above.

20.	Other, Net

Year Ended December 31, (in millions)	2014	2013	2012
Interest Income	$3.8	$3.6	$5.2
AFUDC Equity	21.7	18.5	10.6
Charitable Contributions	(11.9)	(8.9)	(13.9)
Miscellaneous(1)	8.7	11.0	(0.2)
Total Other, net	$22.3	$24.2	$1.7
(1) Miscellaneous primarily consists of transmission upgrade agreement income in 2014 and a gain from insurance proceeds in 2013.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

21.	Interest Expense, Net

Year Ended December 31, (in millions)	2014	2013	2012
Interest on long-term debt	$433.0	$408.5	$398.2
Interest on short-term borrowings (1)	5.2	2.7	6.7
Debt discount/cost amortization	8.0	7.5	7.8
Accounts receivable securitization	2.9	2.7	3.2
Allowance for borrowed funds used and interest capitalized during construction	(8.0)	(12.8)	(7.1)
Other	2.5	6.2	9.5
Total Interest Expense, net	$443.6	$414.8	$418.3
(1) Refer to Note 15 for additional information.

22.	Segments of Business

Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The NiSource Chief Executive Officer is the chief operating decision maker.
At December 31, 2014, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, Midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

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

Year Ended December 31, (in millions)	2014	2013	2012
REVENUES
Gas Distribution Operations
Unaffiliated	$3,593.4	$3,053.5	$2,660.3
Intersegment	0.5	0.3	0.4
Total	3,593.9	3,053.8	2,660.7
Columbia Pipeline Group Operations
Unaffiliated (1)	1,197.9	1,031.6	852.8
Intersegment	149.3	148.2	148.7
Total	1,347.2	1,179.8	1,001.5
Electric Operations
Unaffiliated	1,672.6	1,564.2	1,508.9
Intersegment	0.8	0.7	0.8
Total	1,673.4	1,564.9	1,509.7
Corporate and Other
Unaffiliated	6.7	8.0	8.9
Intersegment	536.1	489.0	474.7
Total	542.8	497.0	483.6
Eliminations	(686.7)	(638.2)	(624.6)
Consolidated Revenues	$6,470.6	$5,657.3	$5,030.9
(1) Effective June 1, 2012, NiSource received approval from the FERC to implement a new surcharge to recover the costs of certain operational purchases and sales required to ensure a sufficient amount of flowing supply into Columbia Transmission’s system in northern Ohio in order to both meet its firm service obligations to customers and its storage operational requirements. Net revenues associated with this service, recorded in other revenue and offset in expense, were $249.6 million, $170.5 million and $53.6 million for 2014, 2013 and 2012 respectively.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Year Ended December 31, (in millions)	2014	2013	2012
Operating Income (Loss)
Gas Distribution Operations	$537.0	$445.4	$391.3
Columbia Pipeline Group Operations	490.7	441.4	398.4
Electric Operations	282.7	265.5	250.8
Corporate and Other	(48.0)	(8.9)	(0.4)
Consolidated	$1,262.4	$1,143.4	$1,040.1
Depreciation and Amortization
Gas Distribution Operations	$217.6	$201.4	$189.9
Columbia Pipeline Group Operations	118.6	106.9	99.3
Electric Operations	244.4	244.4	249.7
Corporate and Other	24.9	24.6	23.0
Consolidated	$605.5	$577.3	$561.9
Assets
Gas Distribution Operations	$9,468.2	$8,571.3	$8,200.7
Columbia Pipeline Group Operations	6,029.3	5,193.3	4,660.7
Electric Operations	5,022.4	4,565.7	4,970.0
Corporate and Other	4,346.4	4,323.6	4,013.3
Consolidated	$24,866.3	$22,653.9	$21,844.7
Capital Expenditures(1)
Gas Distribution Operations	$860.3	$790.8	$649.4
Columbia Pipeline Group Operations	843.9	797.5	489.6
Electric Operations	438.8	426.3	422.8
Corporate and Other	40.5	31.4	23.3
Consolidated	$2,183.5	$2,046.0	$1,585.1
(1) Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures included in current liabilities, contributions to equity method investees, and AFUDC Equity.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

23.	Quarterly Financial Data (Unaudited)
Quarterly financial data does not always reveal the trend of NiSource’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Gross revenues	$2,320.5	$1,335.1	$1,123.9	$1,691.1
Operating Income	533.7	219.6	157.8	351.3
Income from Continuing Operations	266.4	78.5	31.5	154.3
Results from Discontinued Operations - net of taxes	(0.2)	(0.3)	(0.1)	(0.1)
Net Income	266.2	78.2	31.4	154.2
Basic Earnings Per Share
Continuing Operations	0.85	0.25	0.10	0.49
Discontinued Operations	—	—	—	—
Basic Earnings Per Share	$0.85	$0.25	$0.10	$0.49
Diluted Earnings Per Share
Continuing Operations	0.85	0.25	0.10	0.49
Discontinued Operations	—	—	—	—
Diluted Earnings Per Share	$0.85	$0.25	$0.10	$0.49
2013
Gross revenues	$1,782.2	$1,201.5	$1,076.8	$1,596.8
Operating Income	428.9	194.0	176.4	344.1
Income from Continuing Operations	216.0	72.4	49.5	153.0
Results from Discontinued Operations - net of taxes(1)	44.5	(0.7)	(1.4)	(1.2)
Net Income	260.5	71.7	48.1	151.8
Basic Earnings Per Share
Continuing Operations	0.69	0.23	0.16	0.49
Discontinued Operations	0.14	—	—	(0.01)
Basic Earnings Per Share	$0.83	$0.23	$0.16	$0.48
Diluted Earnings Per Share
Continuing Operations	0.69	0.23	0.16	0.49
Discontinued Operations	0.14	—	—	(0.01)
Diluted Earnings Per Share	$0.83	$0.23	$0.16	$0.48
(1)Includes the after tax gain on disposition related to the sale of the service plan and leasing business lines of NiSource's Retail Services business of $36.4 million in the first quarter.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

24.Supplemental Cash Flow Information

The following tables provide additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, (in millions)	2014	2013	2012
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$205.8	$149.9	$162.6
Assets acquired under a capital lease	76.7	28.4	92.1
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$429.3	$402.7	$386.8
Cash paid for income taxes	19.4	10.4	8.2

25.     Subsequent Event
Formation of a Master Limited Partnership. On February 11, 2015, CPPL (the "Partnership") completed its IPO of 53.8 million common units representing limited partnership interests, constituting 53.5% of the Partnership's outstanding limited partnership interests. The Partnership received $1,170.0 million of net proceeds for the IPO. NiSource, through CPG, owns the general partner of the Partnership, all of the Partnership's subordinated units and the incentive distribution rights. The assets of the Partnership consist of a 15.7 percent limited partner interest in Columbia OpCo, which consists of substantially all of the Columbia Pipeline Group Operations segment. The operations of the Partnership will be consolidated in NiSource's results as long as the Partnership remains a subsidiary. If the Proposed Separation occurs, CPG would no longer be a subsidiary of NiSource and, thus, NiSource would cease to own (a) any interest in Columbia OpCo, (b) the general partner of the Partnership, (c) any of the limited partner interests in the Partnership or (d) any of the incentive distribution rights in the Partnership.

In conjunction with the closing of the Partnership offering, the Partnership entered into a $500.0 million revolving credit facility, of which $50 million will be available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. The facility is guaranteed by NiSource.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEET

As of December 31, (in millions)	2014	2013
ASSETS
Investments and Other Assets:
Investments in subsidiary companies	$10,824.5	$10,081.1
Total Investments and Other Assets	10,824.5	10,081.1
Current Assets:
Other current assets	235.0	482.4
Total Current Assets	235.0	482.4
Other non-current assets	96.0	82.7
TOTAL ASSETS	11,155.5	10,646.2

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock equity	6,175.3	5,886.6
Total Capitalization	6,175.3	5,886.6
Current liabilities	1,266.7	1,037.2
Notes payable to subsidiaries	3,680.6	3,687.8
Other non-current liabilities	32.9	34.6
TOTAL CAPITALIZATION AND LIABILITIES	$11,155.5	$10,646.2
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME

Year Ended December 31, (in millions, except per share amounts)	2014	2013	2012
Equity in net earnings of consolidated subsidiaries	$671.7	$621.6	$546.1
Other income (deductions):
Administrative and general expenses	(49.5)	(11.6)	(2.9)
Interest income	1.7	3.8	4.6
Interest expense	(198.4)	(209.5)	(227.6)
Other, net	(5.0)	(5.0)	(10.0)
Total Other deductions	(251.2)	(222.3)	(235.9)
Income from continuing operations before income taxes	420.5	399.3	310.2
Income taxes	(110.2)	(91.6)	(98.6)
Income from continuing operations	530.7	490.9	408.8
(Loss) Income from discontinued operations - net of taxes	(0.7)	6.3	7.3
Gain on Disposition of discontinued operations - net of taxes	—	34.9	—
NET INCOME	$530.0	$532.1	$416.1
Average common shares outstanding (millions)	315.1	312.4	291.9
Diluted average common shares (millions)	316.6	313.6	300.4
Basic earnings per share
Continuing operations	$1.68	$1.57	$1.40
Discontinued operations	—	0.13	0.03
Basic Earnings per Share	$1.68	$1.70	$1.43
Diluted earnings per share
Continuing operations	$1.67	$1.57	$1.36
Discontinued operations	—	0.13	0.03
Diluted Earnings per Share	$1.67	$1.70	$1.39
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2014	2013	2012
Net Income	$530.0	$532.1	$416.1
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	0.6	(2.9)	(2.3)
Net unrealized gain on cash flow hedges(2)	2.2	2.8	3.2
Unrecognized pension and OPEB (costs) benefit(3)	(9.8)	22.0	(6.7)
Total other comprehensive (loss) income	(7.0)	21.9	(5.8)
Total Comprehensive Income	$523.0	$554.0	$410.3
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.3 million tax expense, and $1.5 million and $1.7 million tax benefit in 2014, 2013 and 2012, respectively.

(2) Net unrealized gain on derivatives qualifying as cash flow hedges, net of $1.5 million, $1.8 million and $2.1 million tax expense in 2014, 2013 and 2012, respectively.

(3) Unrecognized pension and OPEB (costs) benefit, net of $2.5 million tax benefit, $14.3 million tax expense, and $4.2 million tax benefit in 2014, 2013 and 2012, respectively.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions)	2014	2013	2012
Net cash provided by operating activities	$72.5	$256.4	$393.9
Cash flows provided by (used in) investing activities:
Decrease (increase) in notes receivable from subsidiaries	268.5	315.8	(487.4)
Contributions to subsidiaries	(34.0)	—	—
Net cash provided by (used in) investing activities	234.5	315.8	(487.4)
Cash flows (used in) provided by financing activities:
Issuance of common shares	30.3	43.7	383.5
Decrease in notes payable to subsidiaries	(7.2)	(308.3)	—
Cash dividends paid on common shares	(321.3)	(305.9)	(273.2)
Acquisition of treasury shares	(10.2)	(8.1)	(10.0)
Net cash (used in) provided by financing activities	(308.4)	(578.6)	100.3
Net (decrease) increase in cash and cash equivalents	(1.4)	(6.4)	6.8
Cash and cash equivalents at beginning of year	2.0	8.4	1.6
Cash and cash equivalents at end of year	$0.6	$2.0	$8.4
The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Dividends from Subsidiaries

Cash dividends paid to NiSource by its consolidated subsidiaries were: $40.0 million, $260.0 million and $378.0 million in 2014, 2013 and 2012, respectively.

2.	Commitments and Contingencies

NiSource and its subsidiaries are parties to litigation, environmental and other matters. Refer to Note 18, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The maximum potential amount of future payments NiSource could have been required to make under these guarantees as of December 31, 2014 was approximately $9.7 billion. Of this amount, approximately $8.0 billion relates to guarantees of wholly-owned consolidated entities.

3.	Related Party Transactions
Balances due to or due from related parties included in the Balance Sheets as of December 31, 2014 and 2013 are as follows:

At December 31, (in millions)	2014	2013
Current assets due from subsidiaries (1)	$200.1	$462.1
Current liabilities due to subsidiaries (2)	1,240.9	1,031.1
Non-current liabilities due to subsidiaries (3)	3,680.6	3,687.8
(1) The balances at December 31, 2014 and 2013 are classified as Current assets on the Balance Sheets.

(2) The balances at December 31, 2014 and 2013 are classified as Current liabilities on the Balance Sheets. At December 31, 2014 and 2013, $1,200.9 million and $1,002.4 million related to interest on affiliated notes payable, respectively.

(3) The balances at December 31, 2014 and 2013 are classified as Notes payable to subsidiaries on the Balance Sheets.

4.	Notes to Financial Statements
See Item 8 “Notes to Consolidated Financial Statements,” for the full text of notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2014
		Additions
($ in millions)	Balance Jan. 1, 2014	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2014
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.5	$21.9	$69.9	$90.1	$25.2
Reserve for other investments	3.0	—	—	—	3.0

Twelve months ended December 31, 2013
		Additions
($ in millions)	Balance Jan. 1, 2013	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2013
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$24.0	$13.8	$55.3	$69.6	$23.5
Reserve for other investments	3.0	—	—	—	3.0

Twelve months ended December 31, 2012
		Additions
($ in millions)	Balance Jan. 1, 2012	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2012
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$30.5	$13.2	$53.8	$73.5	$24.0
Reserve for other investments	3.0	—	—	—	3.0
Reserves Classified Under Reserve Section of Consolidated Balance Sheet:
Reserve for cost of operational gas	2.7	(1.5)	—	1.2	—
(1) Charged to Other Accounts reflects the deferral of bad debt expense to a regulatory asset.

NISOURCE INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its principal financial officer, are responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). NiSource's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including NiSource's chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, NiSource's chief executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.
Management’s Report on Internal Control over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the 2013 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2014, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.

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
Information regarding directors will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, which information is incorporated by reference.
Information regarding NiSource’s code of ethics, the audit committee and the audit committee financial expert and procedures for shareholder recommendations for director nominations will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, which information is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, which information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and the Equity Compensation Plan Information will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, which information is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item with respect to certain relationships and related transactions and director independence will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, which information is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services will be included in the Notice of Annual Meeting and Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, which information is incorporated by reference.

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

NiSource Inc.
(Registrant)

Date: February 18, 2015	By:	/s/ ROBERT C. SKAGGS, JR.
Robert C. Skaggs, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	ROBERT C. SKAGGS, JR.	President, Chief	Date: February 18, 2015
	Robert C. Skaggs, Jr.	Executive Officer and Director (Principal Executive Officer)

/s/	STEPHEN P. SMITH	Executive Vice President and	Date: February 18, 2015
	Stephen P. Smith	Chief Financial Officer (Principal Financial Officer)

/s/	JOSEPH W. MULPAS	Vice President and	Date: February 18, 2015
	Joseph W. Mulpas	Chief Accounting Officer (Principal Accounting Officer)

/s/	RICHARD L. THOMPSON	Chairman and Director	Date: February 18, 2015
Richard L. Thompson

/s/	RICHARD A. ABDOO	Director	Date: February 18, 2015
Richard A. Abdoo

/s/	ARISTIDES S. CANDRIS	Director	Date: February 18, 2015
Aristides S. Candris

/s/	SIGMUND L. CORNELIUS	Director	Date: February 18, 2015
Sigmund L. Cornelius

/s/	MICHAEL E. JESANIS	Director	Date: February 18, 2015
Michael E. Jesanis

/s/	MARTY R. KITTRELL	Director	Date: February 18, 2015
Marty R. Kittrell

/s/	W. LEE NUTTER	Director	Date: February 18, 2015
W. Lee Nutter

/s/	DEBORAH S. PARKER	Director	Date: February 18, 2015
Deborah S. Parker

/s/	TERESA A. TAYLOR	Director	Date: February 18, 2015
Teresa A. Taylor

/s/	CAROLYN Y. WOO	Director	Date: February 18, 2015
Carolyn Y. Woo

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF ITEM

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 4, 2008).

(3.2)	Bylaws of NiSource Inc., as amended and restated through May 11, 2010 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on May 14, 2010).

(4.1)
Indenture dated as of March 1, 1988, between Northern Indiana Public Service Company ("NIPSCO") and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the NIPSCO Registration Statement (Registration No. 33-44193)).

(4.2)
First Supplemental Indenture dated as of December 1, 1991, between Northern Indiana Public Service Company and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NIPSCO Registration Statement (Registration No. 33-63870)).

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

(10.1)	2010 Omnibus Incentive Plan (incorporated by reference to Exhibit B to NiSource Inc. Definitive Proxy Statement to Stockholders held on May 11, 2010, filed on April 2, 2010).*

(10.2)	First Amendment to the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 18, 2014.)*

(10.3)	Form of Performance Share Award Agreement under the 2010 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the NiSource Form 10-Q filed on April 30, 2014.)

(10.4)
NiSource Inc. Nonemployee Director Stock Incentive Plan as amended and restated effective May 13, 2008 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.5)
NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective May 13, 2008. (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.6)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992).*

(10.7)	Form of Change in Control and Termination Agreement (incorporated by reference to Exhibit 99.1 to Form 8-K filed January 6, 2014).*

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

(10.14)	Form of Restricted Stock Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the NiSource Inc. Form 10-K for the period ended December 31, 2010).*

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

(10.17)	Amended and Restated NiSource Inc. Supplemental Executive Retirement Plan effective May 13, 2011 (incorporated by reference to Exhibit 10.3 to NiSource Inc. Form 10-Q filed on October 28, 2011).*

(10.18)	Amended and Restated Pension Restoration Plan for NiSource Inc. and Affiliates effective May 13, 2011 (incorporated by reference to Exhibit 10.4 to NiSource Inc. Form 10-Q filed on October 28, 2011).*

(10.19)	Amended Restated Savings Restoration Plan for NiSource Inc. and Affiliates effective October 22, 2012.*

(10.20)	Amended and Restated NiSource Inc. Executive Deferred Compensation Plan effective November 1, 2012.*

(10.21)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2015.* **

(10.22)
Letter Agreement between NiSource Corporate Services and Jimmy D. Staton dated December 12, 2013 (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 18, 2014).*

(10.23)
Letter Agreement between NiSource Corporate Services Company and Stephen P. Smith dated May 14, 2008. (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.24)
Second Amended and Restated Revolving Credit Agreement, dated as of September 30, 2013, by and among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lenders party thereto and Barcalys Bank PLC, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, LTD., Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended September 30, 2013).

(10.25)
Third Amended and Restated Revolving Credit Agreement, dated as of December 5, 2014, by and among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lenders party thereto, and Barclays Bank PLC, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, LTD., Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.**

(10.26)
Note Purchase Agreement, dated August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.27)
Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.28)
Term Loan Agreement with the lenders party thereto, CoBank, ACB, as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Securities LLC and CoBank,ACB, as Joint Lead Arrangers and Joint Bookrunners dated August 20, 2014 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q for the period ended September 30, 2014).

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