Form 10-Q
period 2015-03-31
NISOURCE INC/DE
filed 2015-04-30
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Yes☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                    Accelerated filer ☐
Non-accelerated filer ☐                      Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 317,377,794 shares outstanding at April 23, 2015.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2015

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Capital Markets	NiSource Capital Markets, Inc.
CER	Columbia Energy Resources, Inc.
CEVCO	Columbia Energy Ventures, LLC
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia Gulf	Columbia Gulf Transmission Company, LLC
Columbia Midstream	Columbia Midstream Group, LLC
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia OpCo	CPG OpCo LP
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Columbia Transmission	Columbia Gas Transmission, LLC
CPG	Columbia Pipeline Group
CPPL	Columbia Pipeline Partners LP
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
Hardy Storage	Hardy Storage Company, LLC
Millennium	Millennium Pipeline Company, L.L.C.
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.
Pennant	Pennant Midstream, LLC

Abbreviations
AFUDC	Allowance for funds used during construction
AOC	Administrative Order by Consent
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
BBA	British Banker Association
Bcf	Billion cubic feet
BNS	Bank of Nova Scotia
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
BTU	British Thermal Unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule

DEFINED TERMS (continued)

CAMR	Clean Air Mercury Rule
CCRs	Coal Combustion Residuals
CCRM	Capital Cost Recovery Mechanism
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
DEP	Department of Environmental Protection
DIMP	Distribution Integrity Management Program
DPU	Department of Public Utilities
DSM	Demand Side Management
Dth	Dekatherm
Dth/d	Dekatherm per day
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GAF	Gas Adjustment Factor
GCIM	Gas Cost Incentive Mechanism
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
Hilcorp	Hilcorp Energy Company
hp	Horsepower
IDEM	Indiana Department of Environmental Management
IPO	Initial Public Offering
INDIEC	Indiana Industrial Energy Consumers, Inc.
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDAF	Local Distribution Adjustment Factor
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
Mcf	Thousand cubic feet
MMcf	Million cubic feet

DEFINED TERMS (continued)

MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MLP	Master Limited Partnership
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NGL	Natural Gas Liquids
NOV	Notice of Violation
NO2	Nitrogen dioxide
NOx	Nitrogen oxide
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income (Loss)
OPEB	Other Postretirement Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PEF	Pension Expense Factor
Piedmont	Piedmont Natural Gas Company, Inc.
PM	Particulate matter
PNC	PNC Bank, N.A.
Proposed Separation
On September 28, 2014, NiSource announced that its Board of Directors had approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company.

PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RAAF	Residential Assistance Adjustment Factor
RACT	Reasonably Available Control Technology
RBS	Royal Bank of Scotland, PLC
RTO	Regional Transmission Organization
SAVE	Steps to Advance Virginia’s Energy
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014
Net Revenues
Gas Distribution	$1,080.7	$1,215.0
Gas Transportation and Storage	628.0	578.5
Electric	394.7	450.0
Other	46.3	77.0
Gross Revenues	2,149.7	2,320.5
Cost of Sales (excluding depreciation and amortization)	806.0	1,061.3
Total Net Revenues	1,343.7	1,259.2
Operating Expenses
Operation and maintenance	574.1	501.2
Depreciation and amortization	157.5	148.7
Gain on sale of assets	(5.0)	(15.7)
Other taxes	102.4	101.1
Total Operating Expenses	829.0	735.3
Equity Earnings in Unconsolidated Affiliates	15.4	9.8
Operating Income	530.1	533.7
Other Income (Deductions)
Interest expense, net	(111.0)	(109.1)
Other, net	7.1	4.5
Total Other Deductions	(103.9)	(104.6)
Income from Continuing Operations before Income Taxes	426.2	429.1
Income Taxes	150.9	162.7
Income from Continuing Operations	275.3	266.4
Loss from Discontinued Operations - net of taxes	—	(0.2)
Net Income	275.3	266.2
Less: Net income attributable to noncontrolling interest	6.9	—
Net Income attributable to NiSource	$268.4	$266.2
Amounts attributable to NiSource:
Income from continuing operations	$268.4	$266.4
Loss from discontinued operations	—	(0.2)
Net Income attributable to NiSource	$268.4	$266.2
Basic Earnings Per Share
Continuing operations	$0.85	$0.85
Discontinued operations	—	—
Basic Earnings Per Share	$0.85	$0.85
Diluted Earnings Per Share
Continuing operations	$0.85	$0.85
Discontinued operations	—	—
Diluted Earnings Per Share	$0.85	$0.85
Dividends Declared Per Common Share	$0.52	$0.50
Basic Average Common Shares Outstanding	316.6	314.2
Diluted Average Common Shares	317.4	315.1
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2015	2014
Net Income	$275.3	$266.2
Other comprehensive income
Net unrealized gain on available-for-sale securities(1)	0.9	0.3
Net unrealized gain on cash flow hedges(2)	0.9	0.6
Unrecognized pension and OPEB benefit(3)	0.2	0.2
Total other comprehensive income	2.0	1.1
Comprehensive Income	$277.3	$267.3
Less: Comprehensive income attributable to noncontrolling interest	6.9	—
Comprehensive Income attributable to NiSource	$270.4	$267.3
(1) Net unrealized gain on available-for-sale securities, net of $0.5 million and $0.2 million tax expense in the first quarter of 2015 and 2014, respectively.

(2) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.4 million and $0.4 million tax expense in the first quarter of 2015 and 2014, respectively.

(3) Unrecognized pension and OPEB benefit, net of $0.1 million and zero tax expense in the first quarter of 2015 and 2014, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2015	December 31, 2014
ASSETS
Property, Plant and Equipment
Utility plant	$25,593.9	$25,234.8
Accumulated depreciation and amortization	(9,686.7)	(9,578.6)
Net utility plant	15,907.2	15,656.2
Other property, at cost, less accumulated depreciation	376.2	360.9
Net Property, Plant and Equipment	16,283.4	16,017.1
Investments and Other Assets
Unconsolidated affiliates	447.9	452.6
Other investments	208.7	210.4
Total Investments and Other Assets	656.6	663.0
Current Assets
Cash and cash equivalents	42.0	25.4
Restricted cash	21.6	24.9
Accounts receivable (less reserve of $40.3 and $25.2, respectively)	1,152.0	1,070.1
Gas inventory	134.4	445.1
Underrecovered gas and fuel costs	25.5	32.0
Materials and supplies, at average cost	109.0	106.0
Electric production fuel, at average cost	75.5	64.8
Exchange gas receivable	77.0	63.1
Regulatory assets	159.5	193.5
Deferred income taxes	277.2	272.1
Prepayments and other	187.3	169.5
Total Current Assets	2,261.0	2,466.5
Other Assets
Regulatory assets	1,683.2	1,696.4
Goodwill	3,666.2	3,666.2
Intangible assets	261.9	264.7
Deferred charges and other	86.6	92.4
Total Other Assets	5,697.9	5,719.7
Total Assets	$24,898.9	$24,866.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2015	December 31, 2014
CAPITALIZATION AND LIABILITIES
Capitalization
NiSource Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 317,281,405 and 316,037,421 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	5,048.4	4,787.6
Retained earnings	1,597.5	1,494.0
Accumulated other comprehensive loss	(46.6)	(50.6)
Treasury stock	(79.0)	(58.9)
Total NiSource Common Stockholders’ Equity	6,523.5	6,175.3
Noncontrolling interest in consolidated subsidiaries	946.2	—
Total Equity	7,469.7	6,175.3
Long-term debt, excluding amounts due within one year	7,957.9	8,155.9
Total Capitalization	15,427.6	14,331.2
Current Liabilities
Current portion of long-term debt	462.7	266.6
Short-term borrowings	314.0	1,576.9
Accounts payable	563.9	670.6
Dividends payable	82.4	—
Customer deposits and credits	172.6	294.3
Taxes accrued	287.1	266.7
Interest accrued	81.4	140.7
Overrecovered gas and fuel costs	172.3	45.6
Exchange gas payable	65.8	136.2
Deferred revenue	25.5	25.6
Regulatory liabilities	102.0	62.4
Accrued capital expenditures	80.3	61.1
Accrued liability for postretirement and postemployment benefits	5.9	5.9
Legal and environmental	25.4	24.2
Other accruals	317.1	378.1
Total Current Liabilities	2,758.4	3,954.9
Other Liabilities and Deferred Credits
Deferred income taxes	3,803.5	3,661.6
Deferred investment tax credits	16.7	17.3
Deferred credits	105.5	101.1
Accrued liability for postretirement and postemployment benefits	653.7	675.9
Regulatory liabilities	1,678.6	1,673.8
Asset retirement obligations	160.9	159.4
Other noncurrent liabilities	294.0	291.1
Total Other Liabilities and Deferred Credits	6,712.9	6,580.2
Commitments and Contingencies (Refer to Note 16)	—	—
Total Capitalization and Liabilities	$24,898.9	$24,866.3
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2015	2014
Operating Activities
Net Income	$275.3	$266.2
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	157.5	148.7
Net changes in price risk management assets and liabilities	(0.5)	0.8
Deferred income taxes and investment tax credits	135.1	148.9
Deferred revenue	5.3	1.8
Stock compensation expense and 401(k) profit sharing contribution	19.4	13.9
Gain on sale of assets	(5.0)	(15.7)
Income from unconsolidated affiliates	(14.5)	(9.6)
Loss from discontinued operations - net of taxes	—	0.2
Amortization of debt related costs	2.5	2.4
AFUDC equity	(6.0)	(4.0)
Distributions of earnings received from equity investees	18.3	7.6
Changes in Assets and Liabilities
Accounts receivable	(93.8)	(265.1)
Income tax receivable	—	0.9
Inventories	297.2	274.0
Accounts payable	(84.2)	126.5
Customer deposits and credits	(121.7)	(23.1)
Taxes accrued	22.0	19.3
Interest accrued	(59.3)	(61.1)
Over (Under) recovered gas and fuel costs	133.2	(74.2)
Exchange gas receivable/payable	(84.3)	(134.2)
Other accruals	(60.3)	(30.1)
Prepayments and other current assets	(16.2)	4.5
Regulatory assets/liabilities	90.6	2.9
Postretirement and postemployment benefits	(21.6)	(19.3)
Deferred credits	5.8	8.4
Deferred charges and other noncurrent assets	5.2	(0.2)
Other noncurrent liabilities	4.3	4.0
Net Operating Activities from Continuing Operations	604.3	394.4
Net Operating Activities from (used for) Discontinued Operations	—	(0.4)
Net Cash Flows from Operating Activities	604.3	394.0
Investing Activities
Capital expenditures	(407.5)	(386.3)
Proceeds from disposition of assets	11.7	5.3
Restricted cash withdrawals (deposits)	3.3	(2.9)
Distributions from (contributions to) equity investees	1.2	(31.0)
Other investing activities	2.4	7.0
Net Cash Flows used for Investing Activities	(388.9)	(407.9)
Financing Activities
Issuance of common units of CPPL, net of issuance costs	1,168.4	—
Repayments of long-term debt and capital lease obligations	(8.0)	(9.1)
Change in short-term borrowings, net	(1,262.9)	113.8
Issuance of common stock	5.9	8.9
Acquisition of treasury stock	(20.1)	(10.0)
Dividends paid - common stock	(82.1)	(78.5)
Net Cash Flows (used for) from Financing Activities	(198.8)	25.1
Change in cash and cash equivalents from continuing operations	16.6	11.6
Change in cash and cash equivalents from (used for) discontinued operations	—	(0.4)
Cash and cash equivalents at beginning of period	25.4	26.8
Cash and Cash Equivalents at End of Period	$42.0	$38.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2015	$3.2	$(58.9)	$4,787.6	$1,494.0	$(50.6)	$—	$6,175.3
Comprehensive Income:
Net Income	—	—	—	268.4	—	6.9	275.3
Other comprehensive income, net of tax	—	—	—	—	2.0	—	2.0
Allocation of AOCI to noncontrolling interest	—	—	—	—	2.0	(2.0)	—
Common stock dividends ($0.52 per share)	—	—	—	(164.9)	—	—	(164.9)
Treasury stock acquired	—	(20.1)	—	—	—	—	(20.1)
Issued:
Common units of CPPL	—	—	—	—	—	1,168.4	1,168.4
Employee stock purchase plan	—	—	1.2	—	—	—	1.2
Long-term incentive plan	—	—	11.0	—	—	—	11.0
401(k) and profit sharing issuance	—	—	19.6	—	—	—	19.6
Dividend reinvestment plan	—	—	1.9	—	—	—	1.9
Sale of interest in Columbia OpCo to CPPL(1)	—	—	227.1	—	—	(227.1)	—
Balance as of March 31, 2015	$3.2	$(79.0)	$5,048.4	$1,597.5	$(46.6)	$946.2	$7,469.7
(1) Represents the purchase of an additional 8.4% limited partner interest in Columbia OpCo, recorded at the historical carrying value of Columbia OpCo's net assets after giving effect to the $1,168.4 million equity contribution.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation

The accompanying Condensed Consolidated Financial Statements (unaudited) for NiSource (the “Company”) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America. The accompanying financial statements contain the accounts of the Company and its majority-owned or controlled subsidiaries, including CPPL (see Note 3).
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.

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

Planned Separation of Columbia Pipeline Group
On September 28, 2014, NiSource announced that its Board of Directors had approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company (the “Proposed Separation”). If completed, the Proposed Separation will result in two energy infrastructure companies: NiSource Inc., a fully regulated natural gas and electric utilities company, and Columbia Pipeline Group Inc., a natural gas pipeline, midstream and storage company (“CPG”). The Proposed Separation is expected to occur on July 1, 2015.
Under the plan for the Proposed Separation, NiSource shareholders would retain their current shares of NiSource stock and receive a pro rata distribution of shares of CPG stock in a transaction that is expected to be tax-free to NiSource and its shareholders.
2.    Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. NiSource is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. NiSource is required to adopt ASU 2015-03 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-03 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. NiSource is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.    Columbia Pipeline Partners LP (CPPL)

On December 5, 2007, NiSource formed CPPL (the "Partnership") (NYSE: CPPL) to own, operate and develop a portfolio of pipelines, storage and related assets.

On February 11, 2015, CPPL completed its IPO of 53.8 million common units representing limited partnership interests, constituting 53.5% of the Partnership's outstanding limited partnership interests. The Partnership received $1,168.4 million of net proceeds from the IPO. NiSource, through CPG, owns the general partner of the Partnership, all of the Partnership's subordinated units and the incentive distribution rights. The assets of the Partnership consist of a 15.7 percent limited partner interest in Columbia OpCo, which consists of substantially all of the Columbia Pipeline Group Operations segment. The operations of the Partnership will be consolidated in NiSource's results as long as the Partnership remains a subsidiary. If the Proposed Separation occurs, CPG would no longer be a subsidiary of NiSource and, thus, NiSource would cease to own (a) any interest in Columbia OpCo, (b) the general partner of the Partnership, (c) any of the limited partner interests in the Partnership or (d) any of the incentive distribution rights in the Partnership. As of March 31, 2015, the portion of CPPL owned by the public is reflected as a noncontrolling interest in the Condensed Consolidated Financial Statements (unaudited).
The table below summarizes the effects of the changes in NiSource's ownership interest in Columbia OpCo on equity:

(in millions)	Three Months Ended March 31, 2015
Net income attributable to NiSource	268.4
Increase in NiSource's paid-in capital for the sale of 8.4% of Columbia OpCo	227.1
Change from net income attributable to NiSource and transfers to noncontrolling interest	495.5
The Partnership maintains a $500.0 million revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. At March 31, 2015, CPPL had no outstanding borrowings under this facility.

4.    Earnings Per Share

Basic EPS is computed by dividing net income attributable to NiSource by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The numerator in calculating both basic and diluted EPS for each period is reported net income attributable to NiSource. The computation of diluted average common shares follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Denominator
Basic average common shares outstanding	316,587	314,222
Dilutive potential common shares:
Stock options	—	59
Shares contingently issuable under employee stock plans	335	399
Shares restricted under stock plans	468	442
Diluted Average Common Shares	317,390	315,122

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.    Gas in Storage
Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. NiSource had a temporary LIFO liquidation debit of $25.3 million and zero as of March 31, 2015 and December 31, 2014, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

6.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities” on the Condensed Consolidated Balance Sheets (unaudited).

Changes in NiSource’s liability for asset retirement obligations for the three months ended March 31, 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
Balance as of January 1,	$159.4	$174.4
Accretion expense	0.4	0.4
Accretion recorded as a regulatory asset/liability	1.9	2.1
Additions	—	0.1
Settlements	(0.7)	(0.5)
Change in estimated cash flows	(0.1)	—
Balance as of March 31,	$160.9	$176.5

7.    Regulatory Matters
Gas Distribution Operations Regulatory Matters

Significant Rate Developments. On November 25, 2014, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 27, 2015, and requested authority to increase revenues by $24.7 million. On March 26, 2015, PUCO Staff filed Comments recommending that the PUCO approve Columbia of Ohio’s application in full. On April 22, 2015, the PUCO issued an Order that approved Columbia of Ohio's application.

On March 19, 2015, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of $46.2 million annually. The case is driven by Columbia of Pennsylvania’s capital investment program which exceeds $197.0 million in 2015 and $211.0 million in 2016 as well as costs to train and comply with pipeline safety-related operation and maintenance expenditures. Columbia of Pennsylvania's request for rate relief includes the recovery of costs that are projected to be incurred after the implementation of new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. New rates are expected to go into effect during the fourth quarter of 2015.

On April 16, 2015, Columbia of Massachusetts filed a base rate case with the Massachusetts DPU. The case, which seeks increased annual revenues of approximately $49.0 million, is designed to support the company's continued focus on providing safe and reliable service in compliance with increasing state and federal regulations and oversight, and recovery of associated increased operations and maintenance costs. An order in the proceeding is expected on February 29, 2016 with new rates effective March 1, 2016.

On April 30, 2014, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $31.8 million, which includes $6.9 million in annual revenues currently collected as a separate infrastructure replacement rider on customers’ bills under the Virginia SAVE Plan Act. On December 10, 2014, Columbia of Virginia presented at hearing a Stipulation and Proposed Recommendation (“Stipulation”) executed by certain parties to the rate proceeding, including the Staff of the VSCC and the Division of Consumer Counsel of the Office of the Attorney General of the Commonwealth of Virginia. The Stipulation includes

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

a base revenue increase of $25.2 million, recovery of costs related to the implementation of pipeline safety programs, and the proposed change to thermal billing. On January 13, 2015, the Hearing Examiner issued a report that recommended that the VSCC approve the Stipulation. On March 30, 2015, the VSCC issued an Order Remanding for Further Action. In the Order, the VSCC found the revenue increase of $25.2 million and apportionment of that increase between rate classes contained in the Stipulation reasonable. However, the VSCC remanded back to the Hearing Examiner for further proceedings the manner in which fixed costs are to be assigned to the fixed customer charges of each rate class.

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

Certain operating costs of the NiSource distribution companies are significant, recurring in nature, and generally outside the control of the distribution companies. Some states allow the recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the distribution companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such tracking mechanisms include GCR adjustment mechanisms, tax riders, and bad debt recovery mechanisms.

Comparability of Gas Distribution Operations line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as bad debt expense. Increases in the expenses that are the subject of trackers, result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income results.

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

NIPSCO has approval from the IURC to recover certain costs for gas transmission, distribution and storage system improvements. On February 27, 2015, NIPSCO filed gas TDSIC-2 which included $43.3 million of net capital expenditures for the period ended December 31, 2014.

Columbia Pipeline Group Operations Regulatory Matters

Columbia Transmission Customer Settlement. In January 2015, Columbia Pipeline Group Operations commenced the third year of the Columbia Transmission long-term system modernization program. The Columbia Pipeline Group Operations segment expects to invest approximately $300.0 million in modernization investments during 2015. Recovery of approximately $320.0 million of investments made in 2014 began on February 1, 2015.

Cost Recovery Trackers. A significant portion of the transmission and storage regulated companies' revenue is related to the recovery of their operating costs, the review and recovery of which occurs via standard regulatory proceedings with the FERC under section 4 of the Natural Gas Act. However, certain operating costs of the NiSource regulated transmission and storage companies are significant and recurring in nature, such as fuel for compression and lost and unaccounted for gas. The FERC allows for the recovery of such costs via cost tracking mechanisms. These tracking mechanisms allow the transmission and storage companies' rates to fluctuate in response to changes in certain operating costs or conditions as they occur to facilitate the timely recovery of its costs incurred. The tracking mechanisms involve a rate adjustment that is filed at a predetermined frequency, typically annually, with the FERC and is subject to regulatory review before new rates go into effect. Other such costs under regulatory tracking mechanisms include upstream pipeline transmission, electric compression, operational purchases and sales of natural gas, and the revenue requirement for capital investments made under Columbia Transmission's long-term plan to modernize its interstate transmission system as discussed above.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Electric Operations Regulatory Matters

Significant Rate Developments. On July 19, 2012 and December 19, 2012, the FERC issued orders approving construction work in progress in rate base and abandoned plant cost recovery requested by NIPSCO for a 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. NIPSCO began recording revenue in the first quarter of 2013 using a forward looking rate, based on an average construction work in progress balance. For the three months ended March 31, 2015 and 2014, revenue of $5.3 million and $2.1 million, respectively, was recorded.

On July 19, 2013, NIPSCO filed its electric TDSIC with the IURC. The filing included the seven-year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven-year plan of eligible investments. The Order also granted NIPSCO ratemaking relief associated with the eligible investments through a rate adjustment mechanism. The NIPSCO Industrial Group and the OUCC have filed Notices of Appeal with the Indiana Court of Appeals in response to the IURC's ruling. On November 25, 2014, NIPSCO’s requested TDSIC factors were approved on an interim basis and subject to refund, pending the outcome of the appeals of the IURC’s February 17, 2014 Orders. On April 8, 2015, the Court of Appeals issued an Order concluding that the IURC erred in approving NIPSCO’s seven-year plan given its lack of detail regarding the projects for years two through seven. The Court then remanded the decision to the IURC. The April 8, 2015 Order is final after the expiration of 30 days if no parties petition for transfer to the Supreme Court. However, if a party petitions for transfer to the Supreme Court, the Order is not final until completion of the appellate process. NIPSCO is reviewing this decision and evaluating its options and does not believe the impact is material to the Condensed Consolidated Financial Statements (unaudited).

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

On April 22, 2015, the IURC issued an order on ECR-25 approving NIPSCO's request to begin earning a return on $734.1 million of net capital expenditures for the period ended December 31, 2014. The order also approved a revised capital cost estimate of $264.8 million for its Phase III multi-pollutant compliance plan projects related to the Unit 12 FGD, an increase from the previous IURC approved cost estimate of $246.3 million.

NIPSCO has approval from the IURC to recover certain costs for transmission and distribution system improvements through the electric TDSIC. On November 25, 2014, the IURC approved, on an interim basis and subject to refund pending the outcome of appeals, NIPSCO’s requested TDSIC factors associated with the eligible investments, which included $19.4 million of net capital expenditures for the period ended June 30, 2014. On February 26, 2015, NIPSCO filed electric TDSIC-2 which included $62.3 million of net capital expenditures for the period ended December 31, 2014. See further discussion regarding the electric TDSIC above.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2015 and December 31, 2014:

Recurring Fair Value Measurements March 31, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Assets
Price risk management assets:
Commodity financial price risk programs	$—	$—	$0.2	$0.2
Available-for-sale securities	30.5	100.9	—	131.4
Total	$30.5	$100.9	$0.2	$131.6
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$9.3	$—	$—	$9.3
Total	$9.3	$—	$—	$9.3

Recurring Fair Value Measurements December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Price risk management assets:
Commodity financial price risk programs	$0.1	$—	$—	$0.1
Available-for-sale securities	28.4	103.5	—	131.9
Total	$28.5	$103.5	$—	$132.0
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$14.2	$—	$0.1	$14.3
Total	$14.2	$—	$0.1	$14.3
Price risk management assets and liabilities primarily include NYMEX futures and NYMEX options which are commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2015 and December

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

31, 2014, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses, and fair value of available-for-sale debt securities at March 31, 2015 and December 31, 2014 were:

March 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$32.5	$0.6	$—	$33.1
Corporate/Other bonds	97.0	1.5	(0.2)	98.3
Total Available-for-sale debt securities	$129.5	$2.1	$(0.2)	$131.4
December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$30.8	$0.3	$(0.2)	$30.9
Corporate/Other bonds	100.6	1.0	(0.6)	101.0
Total Available-for-sale debt securities	$131.4	$1.3	$(0.8)	$131.9
For the three months ended March 31, 2015 and 2014, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.1 million, respectively. For the three months ended March 31, 2015 and 2014, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was zero and $0.1 million, respectively.
The cost of maturities sold is based upon specific identification. At March 31, 2015, approximately $4.5 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At March 31, 2015, approximately $5.0 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2015.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the three months ended March 31, 2015 and 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2015	Estimated Fair Value as of March 31, 2015	Carrying Amount as of Dec. 31, 2014	Estimated Fair Value as of Dec. 31, 2014
Long-term debt (including current portion)	$8,420.6	$9,637.7	$8,422.5	$9,505.7

9.    Transfers of Financial Assets
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). The maximum amount of debt that can be recognized related to NiSource’s accounts receivable programs is $515 million.

All accounts receivables sold to the purchasers are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined in part by required loss reserves under the agreements. Below is information about the accounts receivable securitization agreements entered into by NiSource’s subsidiaries

Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 17, 2014; the current agreement expires on October 16, 2015 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $240 million. As of March 31, 2015, no accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to PNC and a commercial paper conduit sponsored by Mizuho. This agreement was last renewed on August 27, 2014; the current agreement expires on August 26, 2015 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $200 million. As of March 31, 2015, $200.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.

Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The agreement with BTMU was last renewed on March 10, 2015, having a current scheduled termination date of March 9, 2016 and can be further renewed if mutually agreed to by both parties. The maximum seasonal program limit under the terms of the agreement is $75 million. As of March 31, 2015, $75.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2015 and December 31, 2014 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	March 31, 2015	December 31, 2014
Gross Receivables	$755.1	$611.7
Less: Receivables not transferred	480.1	327.4
Net receivables transferred	$275.0	$284.3
Short-term debt due to asset securitization	$275.0	$284.3
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

NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment testing during the first quarter of 2015.

11.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2015 and 2014 were 35.4% and 37.9%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences. The decrease in the three month effective tax rate of 2.5% in 2015 versus 2014 is primarily due to the impact of the Indiana rate change in 2014.

There were no material changes recorded in 2015 to NiSource's uncertain tax positions as of December 31, 2014.

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

For the three months ended March 31, 2015, NiSource has contributed $0.7 million to its pension plans and $8.7 million to its other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following tables provide the components of the plans’ net periodic benefits cost for the three months ended March 31, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$9.5	$8.7	$1.8	$2.3
Interest cost	25.2	27.3	6.8	8.2
Expected return on assets	(46.2)	(45.3)	(9.3)	(9.1)
Amortization of prior service credit	(0.1)	—	(1.4)	(0.6)
Recognized actuarial loss	15.9	11.9	1.1	—
Total Net Periodic Benefit Cost (Credit)	$4.3	$2.6	$(1.0)	$0.8

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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $5.6 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively.

14.    Short-Term Borrowings
NiSource Finance maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At March 31, 2015, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse, RBS and Wells Fargo. Commercial paper issuances are supported by available capacity under NiSource’s $2.0 billion unsecured revolving credit facility. At March 31, 2015, NiSource had $39.0 million of commercial paper outstanding.
As of March 31, 2015 and December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding of which $14.7 million were under the revolving credit facility.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

CPPL maintains a $500.0 million revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. At March 31, 2015, CPPL had no outstanding borrowings under this facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $275.0 million and $284.3 million as of March 31, 2015 and December 31, 2014, respectively. Refer to Note 9 for additional information.

(in millions)	March 31, 2015	December 31, 2014
Commercial Paper weighted average interest rate of 0.96% and 0.82% at March 31, 2015 and December 31, 2014, respectively	$39.0	$792.6
Credit facilities borrowings weighted average interest rate of 1.44% at December 31, 2014	—	500.0
Accounts receivable securitization facility borrowings	275.0	284.3
Total Short-Term Borrowings	$314.0	$1,576.9

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

15.    Share-Based Compensation

The stockholders approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the long-term incentive plan approved by stockholders on April 13, 1994 ("1994 Plan") or the Director Stock Incentive Plan ("Director Plan"), that expire or terminate for any reason. No further awards are permitted to be granted under the 1994 Plan or the Director Plan. At March 31, 2015, there were 5,785,224 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $11.2 million and $5.3 million for the three months ended March 31, 2015 and 2014, respectively, as well as related tax benefits of $4.0 million and $2.0 million, respectively.
As of March 31, 2015, the total remaining unrecognized compensation cost related to nonvested awards amounted to $35.8 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.
Restricted Stock Units and Restricted Stock. During the three months ended March 31, 2015, NiSource granted 486,523 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of restricted stock units and shares of restricted stock was $19.4 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of March 31, 2015, 723,406 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of three percent of eligible pay payable in shares of common stock. For the quarters ended March 31, 2015 and 2014, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $8.2 million and $8.5 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

16.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at March 31, 2015 and the years in which they expire were:

(in millions)	Total	2015	2016	2017	2018	2019	After
Guarantees of subsidiaries debt	$7,960.5	$230.0	$616.5	$1,257.0	$800.0	$500.0	$4,557.0
Accounts receivable securitization	275.0	275.0	—	—	—	—	—
Lines of credit	39.0	39.0	—	—	—	—	—
Letters of credit	30.9	30.9	—	—	—	—	—
Other guarantees	146.8	26.1	3.4	—	—	1.7	115.6
Total commercial commitments	$8,452.2	$601.0	$619.9	$1,257.0	$800.0	$501.7	$4,672.6

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $7,960.5 million of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement for Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheets (unaudited). The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding unregistered medium-term notes.
Lines and Letters of Credit and Accounts Receivable Advances. NiSource Finance maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. At March 31, 2015, NiSource had no borrowings under its five-year revolving credit facility, $39.0 million in commercial paper outstanding and $275.0 million outstanding under its accounts receivable securitization agreements. At March 31, 2015, NiSource had issued stand-by letters of credit of approximately $30.9 million for the benefit of third parties. See Note 14 for additional information.
CPPL maintains a $500.0 million revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. At March 31, 2015, CPPL had no outstanding borrowings under this facility.
Other Guarantees or Obligations. NiSource has purchase and sales agreement guarantees totaling $25.6 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sale agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

NiSource has on deposit a letter of credit with Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership interest in Millennium) of the debt service reserve account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of March 31, 2015.
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
As of March 31, 2015 and December 31, 2014, NiSource had recorded an accrual of approximately $128.3 million and $128.4 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup, and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Waste
NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Additionally, NiSource affiliates have retained environmental liabilities, including cleanup liabilities, associated with certain former operations.
A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 66 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.

NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated liability were noted as a result of the refresh completed as of June 30, 2014. The total estimated liability at NiSource related to the facilities subject to remediation was $120.3 million and $121.5 million at March 31, 2015 and December 31, 2014, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments

The sections below describe various regulatory actions that affect individual business segments for which NiSource has retained a liability.
Electric Operations.
Air
NIPSCO is subject to a number of air-quality mandates in the next several years. These mandates required NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $870 million, of which approximately $107.3 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. NIPSCO believes that the capital costs will likely be recoverable from customers.

Utility Mercury and Air Toxics Standards Rule: On December 16, 2011, the EPA finalized the MATS rule establishing new emissions limits for mercury and other air toxics. NIPSCO’s affected units have completed projects to meet the April 2015 compliance deadline. For NIPSCO’s remaining affected units, a one year compliance extension granted by IDEM delays the compliance date until April 2016. NIPSCO continues to implement an IURC-approved plan for the installation of additional environmental controls needed to comply with the MATS extension.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Waste
On April 17, 2015, the EPA released a final rule for regulation of CCRs. The rule regulates CCRs under the Resource Conservation and Recovery Act Subtitle D, which determines them to be non-hazardous. It will require increased groundwater monitoring, reporting, recordkeeping, and posting related information to the Internet. The rule also establishes requirements related to CCR management, impoundments, landfills and storage. NIPSCO will have to modify its infrastructure and management of CCRs under this rule. The rule will allow NIPSCO to continue its byproduct beneficial use program. NIPSCO is currently evaluating the rule and cannot estimate the cost of compliance at this time.

D.     Other Matters.

Transmission Upgrade Agreements. On February 11, 2014, NIPSCO entered into two TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors have agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").

On June 10, 2014, certain upgrade sponsors for both TUAs filed a complaint at the FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. On December 8, 2014, the FERC issued an order in response to the complaint finding that it is appropriate for NIPSCO to recover, through the multiplier, substantiated costs of ownership related to the TUAs. The FERC set for hearing the issue of what constitutes the incremental costs NIPSCO will incur, but is holding that hearing in abeyance to allow for settlement. NIPSCO will continue to monitor developments in this matter and does not believe the impact is material to the Condensed Consolidated Financial Statements (unaudited).

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$0.3	$(23.6)	$(27.3)	$(50.6)
Other comprehensive income before reclassifications	1.0	—	—	1.0
Amounts reclassified from accumulated other comprehensive income	(0.1)	0.9	0.2	1.0
Net current-period other comprehensive income	0.9	0.9	0.2	2.0
Allocation of AOCI to noncontrolling interest	$—	$2.0	$—	$2.0
Balance as of March 31, 2015	$1.2	$(20.7)	$(27.1)	$(46.6)

Three Months Ended March 31, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2014	$(0.3)	$(25.8)	$(17.5)	$(43.6)
Other comprehensive income before reclassifications	0.5	0.1	—	0.6
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.5	0.2	0.5
Net current-period other comprehensive income	0.3	0.6	0.2	1.1
Balance as of March 31, 2014	$—	$(25.2)	$(17.3)	$(42.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Equity Investment
As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss at March 31, 2015 of $14.2 million, net of tax, related to terminated interest rate swaps is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $14.2 million and $16.6 million at March 31, 2015 and December 31, 2014, respectively, is included in gains and losses on cash flow hedges above.

18.    Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. NiSource's Chief Executive Officer is the chief operating decision maker.
At March 31, 2015, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Columbia Pipeline Group Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, Midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services and development of mineral rights positions. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended March 31,
(in millions)	2015	2014
Revenues
Gas Distribution Operations
Unaffiliated	$1,456.2	$1,565.4
Intersegment	0.1	0.2
Total	1,456.3	1,565.6
Columbia Pipeline Group Operations
Unaffiliated	297.4	303.2
Intersegment	42.4	42.4
Total	339.8	345.6
Electric Operations
Unaffiliated	395.6	450.2
Intersegment	0.2	0.2
Total	395.8	450.4
Corporate and Other
Unaffiliated	0.5	1.7
Intersegment	129.9	126.8
Total	130.4	128.5
Eliminations	(172.6)	(169.6)
Consolidated Gross Revenues	$2,149.7	$2,320.5
Operating Income (Loss)
Gas Distribution Operations	$325.2	$301.8
Columbia Pipeline Group Operations	163.0	158.9
Electric Operations	70.0	78.9
Corporate and Other(1)	(28.1)	(5.9)
Consolidated Operating Income	$530.1	$533.7
(1)Primarily comprised of costs associated with the Proposed Separation.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in millions)	2015	2014
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$189.3	$131.4
Assets acquired under a capital lease	4.8	51.6
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$167.7	$167.7
Cash paid for income taxes	4.3	6.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

Note regarding forward-looking statements
The Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, the Proposed Separation and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, weather, fluctuations in supply and demand for energy commodities, growth opportunities for NiSource’s businesses, increased competition in deregulated energy markets, the success of regulatory and commercial initiatives, dealings with third parties over whom NiSource has no control, actual operating experience of NiSource’s assets, the regulatory process, regulatory and legislative changes, the impact of potential new environmental laws or regulations, the results of material litigation, changes in pension funding requirements, changes in general economic, capital and commodity market conditions, counterparty credit risk, the timing to consummate the Proposed Separation; the risk that a condition to the Proposed Separation is not satisfied; disruption to operations as a result of the Proposed Separation, the inability of one or more of the businesses to operate independently following the completion of the Proposed Separation and the matters set forth in the “Risk Factors” section of NiSource’s 2014 Form 10-K and this Form 10-Q, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims any duty to update any of the forward-looking statements contained in this report.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

CONSOLIDATED REVIEW

Planned Separation of Columbia Pipeline Group and Initial Public Offering of Columbia Pipeline Partners LP
On September 28, 2014, NiSource (the “Company”) announced that its Board of Directors had approved in principle plans to separate its natural gas pipeline and related businesses into a stand-alone publicly traded company (the “Proposed Separation”). If completed, the Proposed Separation will result in two energy infrastructure companies: NiSource Inc., a fully regulated natural gas and electric utilities company, and Columbia Pipeline Group Inc., a natural gas pipeline, midstream and storage company (“CPG”). The Proposed Separation is expected to occur on July 1, 2015.
Under the plan for the Proposed Separation, NiSource stockholders would retain their current shares of NiSource stock and receive a pro rata distribution of shares of CPG stock in a transaction that is expected to be tax-free to NiSource and its stockholders for U.S. federal income tax purposes.
The Proposed Separation is subject to various conditions, including, without limitation, the receipt by NiSource of a legal opinion on the tax-free nature of the distribution and final approval of the NiSource Board of Directors. NiSource shareholder approval of the transaction is not required. There is no assurance that the transaction will be completed on July 1, 2015 or at all.
In addition, prior to the Proposed Separation, CPG expects to issue its own long-term notes and use the proceeds from that offering to repay intercompany debt and pay a special dividend to NiSource, which plans to use the special dividend to reduce its net debt prior to the Proposed Separation.
On February 11, 2015, CPPL completed its IPO of 53.8 million common units representing limited partnership interests, constituting 53.5% of the Partnership's outstanding limited partnership interests. The Partnership received $1,168.4 million of net proceeds

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

from the IPO. NiSource, through CPG, owns the general partner of the Partnership, all of the Partnership's subordinated units and the incentive distribution rights. The assets of the Partnership consist of a 15.7 percent limited partner interest in Columbia OpCo, which consists of substantially all of the Columbia Pipeline Group Operations segment. The operations of the Partnership will be consolidated in NiSource's results as long as the Partnership remains a subsidiary. If the Proposed Separation occurs, CPG would no longer be a subsidiary of NiSource and, thus, NiSource would cease to own (a) any interest in Columbia OpCo, (b) the general partner of the Partnership, (c) any of the limited partner interests in the Partnership or (d) any of the incentive distribution rights in the Partnership.
Executive Summary
NiSource is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are engaged in the transmission, storage and distribution of natural gas in the high-demand energy corridor stretching from the Gulf Coast through the Midwest to New England and the generation, transmission and distribution of electricity in Indiana. NiSource generates substantially all of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales and transportation services are more significant, than in other months.
For the three months ended March 31, 2015, net income attributable to NiSource was $268.4 million, or $0.85 per basic share, compared to $266.2 million, or $0.85 per basic share reported for the same period in 2014.
The increase in net income attributable to NiSource was due primarily to the following items:

•
Regulatory and service programs at Gas Distribution Operations increased net revenues by $33.2 million primarily due to the impacts of the rate cases at Columbia of Pennsylvania, Columbia of Virginia and Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information.

•
Demand margin revenue increased by $30.7 million at Columbia Pipeline Group Operations primarily as a result of growth projects placed in service. Refer to the Columbia Pipeline Group Operations' segment discussion for further information on growth projects.

These increases in net income attributable to NiSource were partially offset by the following:

•	Outside service costs increased by $26.2 million primarily due to costs associated with the Proposed Separation.

•	Employee and administrative expense increased by $20.4 million due primarily to greater labor expense due to a growing workforce.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
NIPSCO remains on schedule and on budget with its FGD unit at its Michigan City Generating Station. The approximately $264.8 million project is expected to be placed in service by the end of 2015 along with an additional $80 million in environmental investments at NIPSCO’s coal-fired generating facilities. These investments, supported with cost recovery, help improve air quality and ensure NIPSCO’s generation fleet remains in compliance with current environmental regulations. These investments also help ensure that NIPSCO can continue offering low-cost, reliable and efficient generating capacity for its customers.

•
Progress also continued on two major NIPSCO electric transmission projects designed to enhance system flexibility and reliability. The Greentown-Reynolds project is a 70-mile, 765-kV line being constructed in a joint development agreement with Pioneer Transmission, and the Reynolds-Topeka project is a 100-mile, 345-kV line. Right-of-way acquisition and permitting are under way for both projects and construction has begun on the Reynolds-Topeka line. The projects involve a NIPSCO investment of approximately $500 million and are anticipated to be in service by the end of 2018.

NiSource's Gas Distribution companies continue to execute their strategy of long-term infrastructure replacement and enhancement and advance their regulatory agenda.

•
On March 19, 2015, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC to support continuation of Columbia of Pennsylvania’s infrastructure modernization and safety programs. If approved as filed, the case would increase annual revenues by $46.2 million. New rates are expected to go into effect during the fourth quarter of 2015.

•
On April 16, 2015, Columbia of Massachusetts filed a base rate case with the Massachusetts DPU. The case, which seeks increased annual revenues of approximately $49.0 million, is designed to support the company's continued focus on providing safe and reliable service in compliance with increasing state and federal regulations and oversight and recovery of associated increased operations and maintenance costs. An order in the proceeding is expected on February 29, 2016 with new rates effective March 1, 2016.

•	Columbia of Virginia’s base rate case remains pending with the VSCC. The case is expected to provide a base rate increase of $25.2 million, including recovery of pipeline safety program costs.

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

•
In January 2015, Columbia Pipeline Group Operations commenced the third year of the Columbia Transmission long-term system modernization program. The Columbia Pipeline Group Operations segment expects to invest approximately $300 million in modernization investments during 2015. Recovery of approximately $320 million of investments made in 2014 began on February 1, 2015. A settlement with the company's customers, approved in early 2013, addresses the initial five years of an expected 10 to 15 year program that is expected to exceed $4 billion in investment.

•
Columbia Pipeline Group Operations segment’s East Side Expansion project will be placed in service in the fourth quarter of 2015. The $275 million project will provide up to 312,000 Dth/d of additional capacity for Marcellus Shale supplies to reach growing and capacity constrained northeastern and mid-Atlantic markets.

•
Progress continues on several other major growth projects, including Columbia Pipeline Group Operations' approximately $1.8 billion combined investment in the Leach and Rayne XPress projects, the approximate $850 million WB XPress project, the $310 million Cameron Access project, the $50 million Utica Access project, the $33 million Chesapeake LNG project, and the $24 million Kentucky Power Plant project. Together these projects will entail approximately 4 billion cubic feet of new capacity commitments across the Columbia Pipeline Group Operations' system, including access to LNG export facilities in Louisiana and Maryland.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
NiSource Midstream also is on budget and schedule with the first phase of its $120 million Washington County Gathering project and its approximately $65 million Big Pine Expansion project. Both are expected to be in service in the third quarter of 2015.

Financial Management of the Balance Sheet
On March 30, 2015, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB- and the commercial paper rating of A-3. Standard & Poor's outlook for NiSource and all of its subsidiaries is Watch Positive.
On February 11, 2015, CPPL completed its IPO of 53.8 million common units representing limited partnership interests. See additional information at the beginning of this section.
CPPL maintains a $500.0 million revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. At March 31, 2015, CPPL had no outstanding borrowings under this facility.

In preparation for the Planned Separation, the debt recapitalization process is expected to begin during the second quarter of 2015 and will include CPG issuing its own long-term debt prior to the separation to fund a one-time cash distribution to NiSource, which is to be used, in large part, to reduce NiSource’s net debt.
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
For additional information refer to Item 4, “Controls and Procedures.”
Results of Operations
Quarter Ended March 31, 2015
Net Income Attributable to NiSource
NiSource reported net income of $268.4 million, or $0.85 per basic share, for the three months ended March 31, 2015, compared to net income of $266.2 million, or $0.85 per basic share, for the first quarter of 2014. Income from continuing operations was $268.4 million, or $0.85 per basic share, for the three months ended March 31, 2015, compared to income from continuing operations of $266.4 million, or $0.85 per basic share, for the first quarter of 2014. Operating income was $530.1 million, a decrease of $3.6 million from the same period in 2014. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at March 31, 2015 were 316.6 million compared to 314.2 million at March 31, 2014.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended March 31, 2015, were $1,343.7 million, an $84.5 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations' net revenues of $91.1 million, offset by a decrease in Columbia Pipeline Group Operations' net revenues of $5.8 million.

•
Gas Distribution Operations’ net revenues increased due primarily to an increase in regulatory and tax trackers, which are offset in expense, of $50.6 million and an increase of $33.2 million for regulatory and service programs, including the impacts of rate cases at Columbia of Pennsylvania, Columbia of Virginia and Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there was higher revenue of $5.3 million resulting from the prior year reduction in revenue from NIPSCO's GCIM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

These increases to net revenues were partially offset by the following:

•
Columbia Pipeline Group Operations’ net revenues decreased due primarily to lower regulatory trackers, which are offset in expense, of $27.4 million and other miscellaneous decreases of $9.1 million. These decreases were partially offset by increased demand margin revenue of $30.7 million as a result of growth projects placed in service and new firm contracts.

Operating Expenses
Operating expenses for the first quarter of 2015 were $829.0 million, an increase of $93.7 million from the 2014 period. This increase was primarily due to higher operation and maintenance expenses of $72.9 million, increased depreciation and amortization of $8.8 and a decrease in the gain on the sale of assets of $10.7 million. The increase in operation and maintenance expenses was primarily due to increased outside service costs of $26.2 million, higher regulatory trackers, which are offset in net revenues, of $24.7 million and increased employee and administrative costs of $20.4 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service. The decrease in the gain on the sale of assets primarily resulted from lower gains on conveyance of mineral interests of $12.2 million.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $15.4 million during the first quarter of 2015 compared to $9.8 million for the first quarter of 2014. Equity Earnings in Unconsolidated Affiliates includes earnings from investments in Millennium, Hardy Storage and Pennant, which are integral to the Columbia Pipeline Group Operations’ business. Equity earnings increased primarily from increased earnings at Millennium attributable to growth projects placed in service and higher earnings at Pennant as a result of the joint venture projects going fully in-service.
Other Income (Deductions)
Other Income (Deductions) reduced income by $103.9 million in the first quarter of 2015 compared to a reduction in income of $104.6 million in the prior year.
Income Taxes
Income tax expense for the quarter ended March 31, 2015 was $150.9 million compared to $162.7 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended March 31, 2015 and 2014 were 35.4% and 37.9%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences. The decrease in the three month effective tax rate of 2.5% in 2015 versus 2014 is primarily due to the impact of the Indiana rate change in 2014. Refer to Note 11, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of income taxes.
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
Operating Activities
Net cash from operating activities for the three months ended March 31, 2015 was $604.3 million, an increase of $210.3 million compared to the three months ended March 31, 2014. The increase in net cash from operating activities was primarily due to an increase in overrecovered gas and fuel costs and accounts receivable working capital accounts as a result of lower gas prices and warmer weather in the first quarter of 2015 compared to the same period in 2014.
Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $3.5 million to its pension plans and approximately $34.8 million to its other postretirement benefit plans in 2015, which could change depending on market conditions. For the three months ended March 31, 2015, NiSource has contributed $0.7 million to its pension plans and $8.7 million to its other postretirement benefit plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Investing Activities
NiSource’s capital expenditures for the three months ended March 31, 2015 were $407.5 million, compared to $386.3 million for the comparable period in 2014. This increased spending is mainly due to higher spending in the Columbia Pipeline Group Operations segment on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. NiSource projects 2015 capital expenditures to be approximately $2.4 billion.
Restricted cash was $21.6 million and $24.9 million as of March 31, 2015 and December 31, 2014, respectively.
Contributions to equity investees decreased $32.2 million primarily due to no contributions being made to Pennant during the first quarter of 2015 as a result of the joint venture projects going fully in-service.

Financing Activities
Columbia Pipeline Partners LP. CPPL received net proceeds of $1,168.4 million from its IPO completed on February 11, 2015.

Credit Facilities.     NiSource Finance currently maintains a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. In December 2014, with an effective date pending the Proposed Separation of NiSource and CPG, NiSource Finance revised the $2.0 billion revolver to $1.5 billion and extended the termination date to the fifth anniversary of the effective date. Contemporaneous with the revision to NiSource Finance’s revolving credit facility, revolving credit facilities were established for CPG and CPPL in the amount of $1.5 billion and $500 million, respectively.
As of March 31, 2015, NiSource has deferred $8.8 million of debt issuance costs related to the establishment of the CPG and CPPL credit facilities and the revision of the NiSource Finance facility.

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

NiSource Finance had no borrowings outstanding under its revolving credit facility at March 31, 2015 and $500.0 million at December 31, 2014 at a weighted average interest rate of 1.44%. In addition, NiSource Finance had $39.0 million in commercial paper outstanding at March 31, 2015, at a weighted average interest rate of 0.96% and $792.6 million in commercial paper outstanding at December 31, 2014, at a weighted average interest rate of 0.82%.
As of March 31, 2015 and December 31, 2014, NiSource had $275.0 million and $284.3 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) relating to its accounts receivable securitization facilities. See Note 9, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
As of March 31, 2015 and December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding of which $14.7 million were under the revolving credit facility.
As of March 31, 2015, an aggregate of $1,946.3 million of credit was available under the credit facility.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility and its three-year term loans, which require NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of March 31, 2015, the ratio was 53.9%.
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
Sale of Trade Accounts Receivables.    Refer to Note 9, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
All accounts receivable sold to the purchasers are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined, in part, by required loss reserves under the agreements.

Credit Ratings.    On March 30, 2015, Standard & Poor's affirmed the senior unsecured ratings for NiSource and its subsidiaries at BBB- and the commercial paper rating of A-3. Standard & Poor's outlook for NiSource and all of its subsidiaries is Watch Positive. On September 29, 2014, Moody's affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On September 29, 2014, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is stable. Although all ratings continue to be investment grade, a downgrade by either Standard & Poor's or Fitch would result in a rating that is below investment grade.

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $39.7 million as of March 31, 2015. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Contractual Obligations.    There were no material changes recorded during the three months ended March 31, 2015 to NiSource’s contractual obligations as of December 31, 2014.
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
There are no material commodity price risk assets or liabilities as of March 31, 2015 and December 31, 2014.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, term loans, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.9 million for the three months ended March 31, 2015 and $3.7 million for the three months ended March 31, 2014.

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

NiSource has purchase and sales agreement guarantees totaling $25.6 million, which guarantee purchaser performance or seller performance under covenants, obligations, liabilities, representations or warranties under the agreements. No amounts related to the purchase and sales agreement guarantees are reflected in the Condensed Consolidated Balance Sheets (unaudited). Management believes that the likelihood NiSource would be required to perform or otherwise incur any significant losses associated with any of the aforementioned guarantees is remote.

NiSource has other guarantees outstanding. Refer to Note 16-A, “Other Commitments and Guarantees - Guarantees and Indemnities,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended March 31, 2015.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. NiSource is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-05 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. NiSource is required to adopt ASU 2015-03 for periods beginning

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-03 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. NiSource is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

	Three Months Ended March 31,
(in millions)	2015	2014
Net Revenues
Sales revenues	$1,456.3	$1,565.6
Less: Cost of gas sold (excluding depreciation and amortization)	722.6	923.0
Net Revenues	733.7	642.6
Operating Expenses
Operation and maintenance	291.8	228.8
Depreciation and amortization	56.1	52.2
Other taxes	60.6	59.8
Total Operating Expenses	408.5	340.8
Operating Income	$325.2	$301.8
Revenues ($ in millions)
Residential	$1,014.9	$1,005.8
Commercial	369.4	366.3
Industrial	88.0	84.3
Off System	38.8	71.9
Other	(54.8)	37.3
Total	$1,456.3	$1,565.6
Sales and Transportation (MMDth)
Residential	153.1	156.5
Commercial	88.7	90.1
Industrial	146.8	136.8
Off System	13.5	14.3
Other	—	0.2
Total	402.1	397.9
Heating Degree Days	3,404	3,437
Normal Heating Degree Days	2,892	2,892
% Colder than Normal	18%	19%
Customers
Residential	3,111,880	3,094,353
Commercial	284,081	283,000
Industrial	7,641	7,570
Other	15	20
Total	3,403,617	3,384,943
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
Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Residential and commercial usage for the three months

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

ended March 31, 2015 decreased from the same period last year primarily due to warmer weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment charge. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of March 31, 2015, reserves have been recorded to cover probable environmental response actions. Refer to Note 16-C, “Other Commitments and Guarantees - Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the first quarter of 2015 was 18% colder than normal and 1% warmer than the first quarter in 2014.
Throughput
Total volumes sold and transported of 402.1 million MMDth for the first quarter of 2015 increased by 4.2 MMDth from the same period last year. This 1.1% increase in volumes was primarily attributable to higher industrial throughput.

Net Revenues
Net revenues for the first quarter of 2015 were $733.7 million, an increase of $91.1 million from the same period in 2014. The increase in net revenues is due primarily to an increase in regulatory and tax trackers, which are offset in expense, of $50.6 million and an increase of $33.2 million for regulatory and service programs, including the impacts of rate cases at Columbia of Pennsylvania, Columbia of Virginia and Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there was higher revenue of $5.3 million resulting from the prior year reduction in revenue from NIPSCO's GCIM.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2015 was a revenue decrease of $63.6 million compared to a revenue increase of $31.5 million for the three months ended March 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Operating Income
For the first quarter of 2015, Gas Distribution Operations reported operating income of $325.2 million, an increase of $23.4 million from the comparable 2014 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $67.7 million higher than the comparable period reflecting increased regulatory and tax trackers, which are offset in net revenues, of $50.6 million, higher employee and administrative expenses of $6.6 million, increased depreciation of $3.9 million, and higher outside service costs of $3.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Columbia Pipeline Group Operations

	Three Months Ended March 31,
(in millions)	2015	2014
Net Revenues
Transportation revenues	$251.1	$222.3
Storage revenues	50.0	49.9
Other revenues	38.7	73.4
Total Sales Revenues	339.8	345.6
Less: Cost of sales (excluding depreciation and amortization)	0.1	0.1
Net Revenues	339.7	345.5
Operating Expenses
Operation and maintenance	145.8	165.7
Depreciation and amortization	32.5	29.7
Gain on sale of assets	(5.3)	(17.5)
Other taxes	19.1	18.5
Total Operating Expenses	192.1	196.4
Equity Earnings in Unconsolidated Affiliates	15.4	9.8
Operating Income	$163.0	$158.9
Throughput (MMDth)
Columbia Transmission	497.3	459.5
Columbia Gulf	145.7	184.9
Crossroads Pipeline	5.1	5.7
Intrasegment eliminations	(28.7)	(61.6)
Total	619.4	588.5

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

Columbia Pipeline Group Operations’ most significant projects are as follows:

West Side Expansion (Columbia Gulf-Bi-Directional). The Columbia Pipeline Group Operations segment invested approximately $113 million in system modifications and horsepower to provide a firm backhaul transportation path from the Leach, Kentucky interconnect with Columbia Transmission to Gulf Coast markets on the Columbia Gulf system. This investment will increase capacity up to 540,000 Dth/d to transport Marcellus production originating in West Virginia. The project is supported by long-term firm contracts and was placed in service in the fourth quarter of 2014. The Alexandria Compression portion of Columbia Gulf’s West Side Expansion (approximately $75 million in capital costs) will be placed in service in the third quarter of 2015.

Chesapeake LNG. The project involves the investment of approximately $33 million to replace 120,000 Dth/d of existing LNG peak shaving facilities nearing the end of their useful lives. This project is expected to be placed in service in the second quarter of 2015.

Big Pine Expansion. The Columbia Pipeline Group Operations segment is investing approximately $65 million to make a connection to the Big Pine pipeline and add compression facilities that will add incremental capacity. The additional approximately 10-mile, 20-inch pipeline and compression facilities will support Marcellus shale production in western Pennsylvania. Approximately 50% of the increased capacity generated by the project is supported by a long-term, fee-based agreement with a regional producer, with the remaining capacity expected to be sold to other area producers in the near term. This project is expected to be placed in service by the third quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Columbia Pipeline Group Operations

East Side Expansion. The Columbia Pipeline Group Operations segment has received FERC authorization to construct facilities for this project, which will provide access for production from the Marcellus shale to the northeastern and mid-Atlantic markets. Supported by long-term firm contracts, the project will add up to 312,000 Dth/d of capacity and is expected to be placed in service in the fourth quarter of 2015. The Columbia Pipeline Group Operations segment plans to invest up to approximately $275 million in this project.

Washington County Gathering. A large producer has contracted with the Columbia Pipeline Group Operations segment to build an approximately 20-mile dry gas gathering system consisting of 8-inch, 12-inch, and 16-inch pipelines, a 20-inch lateral, as well as compression, measurement and dehydration facilities. The Columbia Pipeline Group Operations segment expects to invest approximately $120 million beginning in 2014 through 2018 and expects to commence construction in early 2015. The initial wells are expected to come on-line in the third quarter of 2015. The project is supported with minimum volume commitments and further enhances Columbia Midstream’s relationship with a producer that has a large Marcellus acreage position.

Kentucky Power Plant Project. The Columbia Pipeline Group Operations segment expects to invest approximately $24 million to construct 2.7 miles of 16-inch greenfield pipeline and other facilities to a third-party power plant from Columbia Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service, is supported by a long-term firm contract, and will be placed in service in the second quarter of 2016.

Utica Access Project. The Columbia Pipeline Group Operations segment intends to invest approximately $50 million to construct 4.7 miles of 24-inch greenfield pipeline to provide 205,000 Dth/d of new firm service to allow Utica production access to liquid trading points on our system. This project is expected to be in service in the fourth quarter of 2016. The Columbia Pipeline Group Operations segment has secured firm contracts for the full delivery volume.

Leach XPress. The Columbia Pipeline Group Operations segment finalized agreements for the installation of approximately 124 miles of 36-inch pipeline from Majorsville to the Crawford compressor station (“Crawford CS”) located on the Columbia Transmission system, 27 miles of 36-inch pipeline from Crawford CS to the McArthur compressor station located on the Columbia Transmission system, and approximately 101,700 horsepower across multiple sites to provide approximately 1.5 MMDth/d of capacity out of the Marcellus and Utica production regions to the Leach compressor station (“Leach CS”) located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Transmission system. Virtually all of the project’s capacity has been secured with long-term firm contracts. The Columbia Pipeline Group Operations segment expects the project to go in service in the fourth quarter of 2017 and will invest approximately $1.4 billion in this project.

Rayne XPress. This project would transport approximately 1 MMDth/d of growing southwest Marcellus and Utica production away from constrained production areas to markets and liquid transaction points. Capable of receiving gas from Columbia Transmission’s Leach XPress project, gas would be transported from the Leach, Kentucky interconnect with Columbia Transmission in a southerly direction towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. The project also includes the creation of a new compressor station. The Columbia Pipeline Group Operations segment has secured definitive agreements for firm service for the project’s capacity and expects the project to be placed in service in the fourth quarter of 2017. The Columbia Pipeline Group Operations segment expects to invest approximately $383 million on the Rayne XPress project to modify existing facilities and to add new compression.

Cameron Access Project. The Columbia Pipeline Group Operations segment is investing approximately $310 million in an 800,000 Dth/d expansion of the Columbia Gulf system through improvements to existing pipeline and compression facilities, a new state-of-the-art compressor station near Lake Arthur, Louisiana, and the installation of a new 26-mile pipeline in Cameron Parish to provide for a direct connection to the Cameron LNG Terminal. The Columbia Pipeline Group Operations segment expects the project to be placed in service in the first quarter of 2018 and has secured long-term firm contracts for approximately 90% of the increased volumes.

WB XPress. The Columbia Pipeline Group Operations segment expects to invest approximately $850 million in this project to expand the WB system through looping and added compression in order to transport approximately 1.3 MMDth/d of Marcellus Shale production on the Columbia Transmission system to pipeline interconnects and East Coast markets, which includes access to the Cove Point LNG terminal. The Columbia Pipeline Group Operations segment expects this project to be placed in service in the fourth quarter of 2018.

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

During the first quarter of 2015 and 2014, Columbia Midstream made contributions of zero and $28.4 million, respectively, to Pennant. Pennant distributed $1.2 million of earnings and returned $1.3 million of capital to Columbia Midstream during the three months ended March 31, 2015. No distributions were received from Pennant during the three months ended March 31, 2014.

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

During the first quarter of 2015 and 2014, Columbia Transmission made contributions of zero and $2.6 million, respectively, to Millennium. Columbia Transmission received distributions of earnings of $16.6 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively.

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

During both the first quarter of 2015 and 2014, NiSource received distributions of earnings of $0.5 million from Hardy Storage. NiSource made no contributions during the first quarter of 2015 or 2014.

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

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Pipeline Group Operations segment due to changes in near-term supply and demand conditions. The following percentages exclude the impact of intrasegment revenues and tracker-related revenues. For the quarter ended March 31, 2015, approximately 93.9% of the transportation revenues were derived from capacity reservation fees paid under firm contracts and 4.5% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 92.6% and 5.2%, respectively, for the quarter ended March 31, 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Columbia Pipeline Group Operations

For the quarters ended March 31, 2015 and 2014, approximately 1.6% and 2.2%, respectively, of the transportation revenues were derived from interruptible contracts.

Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Columbia Pipeline Group Operations segment.

Environmental Matters
Currently, various environmental matters impact the Columbia Pipeline Group Operations segment. As of March 31, 2015, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 16-C, “Other Commitments and Guarantees - Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

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

Throughput for the Columbia Pipeline Group Operations segment totaled 619.4 MMDth for the first quarter of 2015, compared to 588.5 MMDth for the same period in 2014. The increase of 30.9 MMDth primarily reflected increased Marcellus and Utica natural gas production.

Net Revenues
Net revenues were $339.7 million for the first quarter of 2015, a decrease of $5.8 million from the same period in 2014. The decrease in net revenues is due primarily to lower regulatory trackers, which are offset in expense, of $27.4 million and other miscellaneous decreases of $9.1 million. This decrease was partially offset by increased demand margin revenue of $30.7 million as a result of growth projects placed in service and new firm contracts.

Operating Income
Operating income was $163.0 million for the first quarter of 2015, an increase of $4.1 million from the first quarter of 2014. Operating income increased as a result of decreased operating expenses and higher equity earnings, partially offset by lower net revenues, as described above. Operating expenses were $4.3 million lower due to decreased regulatory trackers, which are offset in net revenues, of $27.4 million. This decrease in operating expenses was partially offset by lower gains on the sale of assets of $12.2 million primarily resulting from decreased gains on conveyances of mineral interests, higher employee and administrative expenses of $7.5 million and increased depreciation of $2.8 million. Equity Earnings increased $5.6 million due to increased earnings at Millennium attributable to growth projects placed in service and higher earnings at Pennant as a result of the joint venture projects going fully in-service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

	Three Months Ended March 31,
(in millions)	2015	2014
Net Revenues
Sales revenues	$395.8	$450.4
Less: Cost of sales (excluding depreciation and amortization)	125.7	180.4
Net Revenues	270.1	270.0
Operating Expenses
Operation and maintenance	120.2	112.5
Depreciation and amortization	62.2	60.4
Other taxes	17.7	18.2
Total Operating Expenses	200.1	191.1
Operating Income	$70.0	$78.9
Revenues ($ in millions)
Residential	$113.6	$113.2
Commercial	110.5	106.2
Industrial	175.0	179.7
Wholesale	6.3	21.4
Other	(9.6)	29.9
Total	$395.8	$450.4
Sales (Gigawatt Hours)
Residential	865.8	896.2
Commercial	940.0	935.5
Industrial	2,425.4	2,607.1
Wholesale	116.9	311.8
Other	34.6	33.4
Total	4,382.7	4,784.0
Electric Customers
Residential	403,409	402,676
Commercial	54,695	54,378
Industrial	2,354	2,370
Wholesale	747	724
Other	5	5
Total	461,210	460,153
NiSource generates and distributes electricity, through its subsidiary NIPSCO, to approximately 461 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of March 31, 2015, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 16-C, “Other Commitments and Guarantees - Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Transmission Upgrade Agreements
On February 11, 2014, NIPSCO entered into two TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors have agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").

On June 10, 2014, certain upgrade sponsors for both TUAs, filed a complaint at the FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. On December 8, 2014, the FERC issued an order in response to the complaint finding that it is appropriate for NIPSCO to recover, through the multiplier, substantiated costs of ownership related to the TUAs. The FERC set for hearing the issue of what constitutes the incremental costs NIPSCO will incur, but is holding that hearing in abeyance to allow for settlement. NIPSCO will continue to monitor developments in this matter and does not believe the impact is material to the Condensed Consolidated Financial Statements (unaudited).

Sales
Electric Operations sales quantities for the first quarter of 2015 were 4,382.7 gwh, a decrease of 401.3 gwh compared to the first quarter of 2014. The 8.4% decrease is primarily attributable to decreases in sales for resale and industrial usage. The decrease in sales for resale was primarily attributable to increased opportunities for off-system sales during the first quarter of 2014 due to the cold weather. The decrease in industrial usage was primarily attributable to higher internal generation from large industrial customers during the first quarter of 2015.

Net Revenues
Net revenues were $270.1 million for the first quarter of 2015, an increase of $0.1 million from the same period in 2014. The increase in net revenues is due primarily to lower fuel handling costs of $3.5 million and higher net revenues of $3.2 million as a result of two electric transmission projects authorized by the MISO. Additionally, there were increased trackers, which are offset in expense, of $2.2 million and a higher return on the environmental capital investment recovery of $1.6 million due to an increased plant balance eligible for recovery. These increases were partially offset by lower off-system sales of $8.6 million.
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2015 was a revenue decrease of $22.7 million compared to a revenue increase of $20.3 million for the three months ended March 31, 2014.
Operating Income
For the first quarter of 2015, Electric Operations reported operating income of $70.0 million, a decrease of $8.9 million from the comparable 2014 period. Operating income decreased as a result of higher operating expenses of $9.0 million due primarily to increased employee and administrative expenses of $3.0 million, higher environmental expenses of $2.3 million and increased trackers, which are offset in net revenues, of $2.2 million.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

On March 6, 2015, Columbia Transmission and Pike County Conservation District executed a Consent Assessment of Civil Penalty to resolve the NOV issued on August 29, 2014 alleging violations of the Pennsylvania Clean Streams Law and Columbia Transmission’s Erosion and Sediment Control General Permit in connection with Columbia Transmission’s Line 1278 Replacement Project. Columbia Transmission paid $171,500 on March 13, 2015 to resolve the allegations of the NOV.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in NiSource's 2014 Annual Report on Form 10-K filed on February 18, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	Letter Agreement between NiSource Inc. and Donald Brown dated March 17, 2015. **

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

**	Exhibit filed herewith.
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

NiSource Inc.
(Registrant)

Date:	April 30, 2015	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)