Form 10-Q
period 2015-06-30
NISOURCE INC/DE
filed 2015-08-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 317,859,139 shares outstanding at July 30, 2015.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2015

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

Abbreviations and Other
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

DEFINED TERMS (continued)

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
Separation
The separation of NiSource's natural gas pipeline, midstream and storage business from NiSource's natural gas and electric utility business accomplished through the pro rata distribution by NiSource to holders of its outstanding common stock of all the outstanding shares of common stock of CPG. The Separation was completed on July 1, 2015.

ppb	Parts per billion
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RAAF	Residential Assistance Adjustment Factor
RACT	Reasonably Available Control Technology
RBS	Royal Bank of Scotland, PLC
RTO	Regional Transmission Organization
SAVE	Steps to Advance Virginia’s Energy
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TIRF	Targeted Infrastructure Reinvestment Factor
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Net Revenues
Gas Distribution	$305.9	$423.5	$1,386.6	$1,638.5
Gas Transportation and Storage	427.4	390.1	1,055.4	968.6
Electric	375.6	404.8	770.3	854.8
Other	60.1	116.7	106.4	193.7
Gross Revenues	1,169.0	1,335.1	3,318.7	3,655.6
Cost of Sales (excluding depreciation and amortization)	218.6	371.7	1,024.6	1,433.0
Total Net Revenues	950.4	963.4	2,294.1	2,222.6
Operating Expenses
Operation and maintenance	561.0	533.1	1,135.1	1,034.3
Depreciation and amortization	167.4	149.1	324.9	297.8
Gain on sale of assets	(8.5)	(0.7)	(13.5)	(16.4)
Other taxes	79.1	73.4	181.5	174.5
Total Operating Expenses	799.0	754.9	1,628.0	1,490.2
Equity Earnings in Unconsolidated Affiliates	13.7	11.1	29.1	20.9
Operating Income	165.1	219.6	695.2	753.3
Other Income (Deductions)
Interest expense, net	(117.1)	(109.1)	(228.1)	(218.2)
Other, net	6.5	7.5	13.6	12.0
Loss on early extinguishment of long-term debt	(97.2)	—	(97.2)	—
Total Other Deductions	(207.8)	(101.6)	(311.7)	(206.2)
(Loss) Income from Continuing Operations before Income Taxes	(42.7)	118.0	383.5	547.1
Income Taxes	(15.3)	39.5	135.6	202.2
(Loss) Income from Continuing Operations	(27.4)	78.5	247.9	344.9
Loss from Discontinued Operations - net of taxes	(0.3)	(0.3)	(0.3)	(0.5)
Net (Loss) Income	(27.7)	78.2	247.6	344.4
Less: Net income attributable to noncontrolling interest	8.7	—	15.6	—
Net (Loss) Income attributable to NiSource	$(36.4)	$78.2	$232.0	$344.4
Amounts attributable to NiSource:
(Loss) Income from continuing operations	$(36.1)	$78.5	$232.3	$344.9
Loss from discontinued operations	(0.3)	(0.3)	(0.3)	(0.5)
Net (Loss) Income attributable to NiSource	$(36.4)	$78.2	$232.0	$344.4
Basic (Loss) Earnings Per Share
Continuing operations	$(0.11)	$0.25	$0.73	$1.10
Discontinued operations	—	—	—	—
Basic (Loss) Earnings Per Share	$(0.11)	$0.25	$0.73	$1.10
Diluted (Loss) Earnings Per Share
Continuing operations	$(0.11)	$0.25	$0.73	$1.09
Discontinued operations	—	—	—	—
Diluted (Loss) Earnings Per Share	$(0.11)	$0.25	$0.73	$1.09
Dividends Declared Per Common Share	$—	$0.26	$0.52	$0.76
Basic Average Common Shares Outstanding	317.5	315.0	317.0	314.6
Diluted Average Common Shares	317.5	316.1	318.0	315.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2015	2014	2015	2014
Net (Loss) Income	$(27.7)	$78.2	$247.6	$344.4
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale securities(1)	(1.2)	0.5	(0.3)	0.8
Net unrealized gain on cash flow hedges(2)	0.7	0.7	1.6	1.3
Unrecognized pension and OPEB benefit (cost)(3)	2.7	(0.1)	2.9	0.1
Total other comprehensive income	2.2	1.1	4.2	2.2
Comprehensive (Loss) Income	$(25.5)	$79.3	$251.8	$346.6
Less: Comprehensive income attributable to noncontrolling interest	8.7	—	15.6	—
Comprehensive (Loss) Income attributable to NiSource	$(34.2)	$79.3	$236.2	$346.6
(1) Net unrealized (loss) gain on available-for-sale securities, net of $0.7 million tax benefit and $0.2 million tax expense in the second quarter of 2015 and 2014, respectively, and $0.2 million tax benefit and $0.4 million tax expense for the first six months of 2015 and 2014, respectively.

(2) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.5 million and $0.4 million tax expense in the second quarter of 2015 and 2014, respectively, and $0.9 million and $0.8 million tax expense for the first six months of 2015 and 2014, respectively.

(3) Unrecognized pension and OPEB benefit (cost), net of $2.3 million tax expense and $0.7 million tax benefit in the second quarter of 2015 and 2014, respectively, and $2.2 million and $0.7 million tax expense for the first six months of 2015 and 2014, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2015	December 31, 2014
ASSETS
Property, Plant and Equipment
Utility plant	$26,225.2	$25,234.8
Accumulated depreciation and amortization	(9,718.8)	(9,578.6)
Net utility plant	16,506.4	15,656.2
Other property, at cost, less accumulated depreciation	401.9	360.9
Net Property, Plant and Equipment	16,908.3	16,017.1
Investments and Other Assets
Unconsolidated affiliates	452.3	452.6
Other investments	200.7	210.4
Total Investments and Other Assets	653.0	663.0
Current Assets
Cash and cash equivalents	496.6	25.4
Restricted cash	25.2	24.9
Accounts receivable (less reserve of $38.1 and $25.2, respectively)	672.7	1,070.1
Gas inventory	259.2	445.1
Underrecovered gas costs	3.5	32.0
Materials and supplies, at average cost	112.4	106.0
Electric production fuel, at average cost	96.5	64.8
Exchange gas receivable	57.1	63.1
Regulatory assets	175.5	193.5
Deferred income taxes	303.8	272.1
Prepayments and other	133.2	169.5
Total Current Assets	2,335.7	2,466.5
Other Assets
Regulatory assets	1,673.7	1,696.4
Goodwill	3,666.2	3,666.2
Intangible assets	258.4	264.7
Deferred charges and other	111.6	92.4
Total Other Assets	5,709.9	5,719.7
Total Assets	$25,606.9	$24,866.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2015	December 31, 2014
CAPITALIZATION AND LIABILITIES
Capitalization
NiSource Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 317,668,149 and 316,037,421 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	5,065.1	4,787.6
Retained earnings	1,561.1	1,494.0
Accumulated other comprehensive loss	(44.4)	(50.6)
Treasury stock	(79.1)	(58.9)
Total NiSource Common Stockholders’ Equity	6,505.9	6,175.3
Noncontrolling interest in consolidated subsidiaries	950.0	—
Total Equity	7,455.9	6,175.3
Long-term debt, excluding amounts due within one year	8,881.1	8,155.9
Total Capitalization	16,337.0	14,331.2
Current Liabilities
Current portion of long-term debt	442.6	266.6
Short-term borrowings	161.8	1,576.9
Accounts payable	429.2	670.6
Customer deposits and credits	206.9	294.3
Taxes accrued	221.5	266.7
Interest accrued	141.6	140.7
Overrecovered gas and fuel costs	198.6	45.6
Exchange gas payable	63.9	136.2
Deferred revenue	21.6	25.6
Regulatory liabilities	136.1	62.4
Accrued capital expenditures	146.3	61.1
Accrued liability for postretirement and postemployment benefits	5.9	5.9
Legal and environmental	34.5	24.2
Other accruals	313.8	378.1
Total Current Liabilities	2,524.3	3,954.9
Other Liabilities and Deferred Credits
Deferred income taxes	3,822.6	3,661.6
Deferred investment tax credits	16.1	17.3
Deferred credits	105.1	101.1
Accrued liability for postretirement and postemployment benefits	633.9	675.9
Regulatory liabilities	1,692.6	1,673.8
Asset retirement obligations	204.7	159.4
Other noncurrent liabilities	270.6	291.1
Total Other Liabilities and Deferred Credits	6,745.6	6,580.2
Commitments and Contingencies (Refer to Note 17)	—	—
Total Capitalization and Liabilities	$25,606.9	$24,866.3
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2015	2014
Operating Activities
Net Income	$247.6	$344.4
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	97.2	—
Depreciation and amortization	324.9	297.8
Net changes in price risk management assets and liabilities	0.1	1.4
Deferred income taxes and investment tax credits	119.2	186.8
Deferred revenue	6.8	1.6
Stock compensation expense and 401(k) profit sharing contribution	33.4	27.9
Gain on sale of assets	(13.5)	(16.4)
Income from unconsolidated affiliates	(28.4)	(20.6)
Loss from discontinued operations - net of taxes	0.3	0.5
Amortization of debt related costs	5.4	5.1
AFUDC equity	(13.3)	(9.2)
Distributions of earnings received from equity investees	27.9	12.9
Changes in Assets and Liabilities
Accounts receivable	385.6	176.4
Income tax receivable	(0.2)	1.0
Inventories	146.8	28.2
Accounts payable	(249.6)	(170.3)
Customer deposits and credits	(114.8)	(20.9)
Taxes accrued	(44.7)	(43.2)
Interest accrued	0.9	5.5
Over (Under) recovered gas and fuel costs	181.5	(11.6)
Exchange gas receivable/payable	(66.2)	(112.3)
Other accruals	(69.8)	(47.6)
Prepayments and other current assets	36.7	43.0
Regulatory assets/liabilities	125.4	14.8
Postretirement and postemployment benefits	(41.5)	(61.8)
Deferred credits	3.7	11.1
Deferred charges and other noncurrent assets	2.3	(0.3)
Other noncurrent liabilities	12.0	7.8
Net Operating Activities from Continuing Operations	1,115.7	652.0
Net Operating Activities used for Discontinued Operations	(0.1)	(1.0)
Net Cash Flows from Operating Activities	1,115.6	651.0
Investing Activities
Capital expenditures	(991.1)	(852.9)
Insurance recoveries	2.1	6.8
Proceeds from disposition of assets	16.7	6.2
Restricted cash deposits	(0.3)	(1.8)
Distributions from (contributions to) equity investees	2.2	(54.8)
Other investing activities	(23.4)	(1.1)
Net Cash Flows used for Investing Activities	(993.8)	(897.6)
Financing Activities
Issuance of common units of CPPL, net of issuance costs	1,168.4	—
Issuance of long-term debt	2,745.9	—
Repayments of long-term debt and capital lease obligations	(1,856.4)	(13.3)
Premiums and other debt related costs	(116.0)	—
Change in short-term borrowings, net	(1,415.1)	402.4
Issuance of common stock	12.4	16.1
Acquisition of treasury stock	(20.2)	(10.2)
Distributions to noncontrolling interest	(4.9)	—
Dividends paid - common stock	(164.7)	(157.2)
Net Cash Flows from Financing Activities	349.4	237.8
Change in cash and cash equivalents from (used for) continuing operations	471.3	(7.8)
Change in cash and cash equivalents used for discontinued operations	(0.1)	(1.0)
Cash and cash equivalents at beginning of period	25.4	26.8
Cash and Cash Equivalents at End of Period	$496.6	$18.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2015	$3.2	$(58.9)	$4,787.6	$1,494.0	$(50.6)	$—	$6,175.3
Comprehensive Income:
Net Income	—	—	—	232.0	—	15.6	247.6
Other comprehensive income, net of tax	—	—	—	—	4.2	—	4.2
Allocation of AOCI to noncontrolling interest	—	—	—	—	2.0	(2.0)	—
Common stock dividends ($0.52 per share)	—	—	—	(164.9)	—	—	(164.9)
Treasury stock acquired	—	(20.2)	—	—	—	—	(20.2)
Distribution to noncontrolling interest ($0.09 per unit)	—	—	—	—	—	(4.9)	(4.9)
Issued:
Common units of CPPL	—	—	—	—	—	1,168.4	1,168.4
Employee stock purchase plan	—	—	2.6	—	—	—	2.6
Long-term incentive plan	—	—	13.2	—	—	—	13.2
401(k) and profit sharing issuance	—	—	30.8	—	—	—	30.8
Dividend reinvestment plan	—	—	3.8	—	—	—	3.8
Sale of interest in Columbia OpCo to CPPL(1)	—	—	227.1	—	—	(227.1)	—
Balance as of June 30, 2015	$3.2	$(79.1)	$5,065.1	$1,561.1	$(44.4)	$950.0	$7,455.9
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation

The accompanying Condensed Consolidated Financial Statements (unaudited) for NiSource Inc. ("NiSource" or the “Company”) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America. The accompanying financial statements contain the accounts of the Company and its majority-owned or controlled subsidiaries, including Columbia Pipeline Group, Inc. ("CPG"). Refer to Note 21 for further information regarding the Separation of CPG from the Company, which was completed on July 1, 2015. Beginning with NiSource's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, CPG will be reported as discontinued operations.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.

The Condensed Consolidated Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although NiSource believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information herein not misleading.

2.    Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods. Companies are permitted to adopt ASU 2014-09 on the original effective date of the ASU. NiSource is currently evaluating the impact the adoption of ASU 2014-09 will have on its Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. NiSource is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.    Columbia Pipeline Partners LP (CPPL)

On December 5, 2007, NiSource formed CPPL (the "Partnership") (NYSE: CPPL) to own, operate and develop a portfolio of pipelines, storage and related assets.

On February 11, 2015, CPPL completed its IPO of 53.8 million common units representing limited partnership interests, constituting 53.5% of the Partnership's outstanding limited partnership interests. The Partnership received $1,168.4 million of net proceeds from the IPO. NiSource, through CPG, owned the general partner of the Partnership, all of the Partnership's subordinated units and the incentive distribution rights. The assets of the Partnership consist of a 15.7 percent limited partner interest in Columbia OpCo, which consists of substantially all of the Columbia Pipeline Group Operations segment. The operations of the Partnership are consolidated in NiSource's financial statements for the three and six months ended June 30, 2015. Beginning July 1, 2015, CPG is no longer a subsidiary of NiSource and, thus, NiSource ceased to own (a) any interest in Columbia OpCo, (b) the general partner of the Partnership, (c) any of the limited partner interests in the Partnership or (d) any of the incentive distribution rights in the Partnership. As of June 30, 2015, the portion of CPPL owned by the public is reflected as a noncontrolling interest in the Condensed Consolidated Financial Statements (unaudited).
The table below summarizes the effects of the changes in NiSource's ownership interest in Columbia OpCo on equity for the three and six months ended June 30, 2015:

(in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net (loss) income attributable to NiSource	$(36.4)	$232.0
Increase in NiSource's paid-in capital for the sale of 8.4% of Columbia OpCo	—	227.1
Change from net (loss) income attributable to NiSource and transfers to noncontrolling interest	$(36.4)	$459.1
The Partnership maintains a $500.0 million revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. At June 30, 2015, CPPL had $20.0 million of outstanding borrowings under this facility.

4.    Earnings Per Share

Basic EPS is computed by dividing net income attributable to NiSource by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The numerator in calculating both basic and diluted EPS for each period is reported net income attributable to NiSource. The computation of diluted average common shares for the three months ended June 30, 2015 is not presented since NiSource had a loss from continuing operations and a net loss on the Condensed Statements of Consolidated (Loss) Income (unaudited) during the period and any incremental shares would have an antidilutive effect on EPS. The computation of diluted average common shares follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2014	2015	2014
Denominator
Basic average common shares outstanding	315,013	317,035	314,620
Dilutive potential common shares:
Stock options	41	—	39
Shares contingently issuable under employee stock plans	616	513	580
Shares restricted under stock plans	431	483	427
Diluted Average Common Shares	316,101	318,031	315,666

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.    Gas in Storage
Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. NiSource had a temporary LIFO liquidation debit of $9.8 million and zero as of June 30, 2015 and December 31, 2014, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

6.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities” on the Condensed Consolidated Balance Sheets (unaudited).

Changes in NiSource’s liability for asset retirement obligations for the six months ended June 30, 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
Balance as of January 1,	$159.4	$174.4
Accretion expense	0.6	0.8
Accretion recorded as a regulatory asset/liability	3.9	4.2
Additions	7.6	3.0
Settlements	(1.2)	(1.0)
Change in estimated cash flows(1)	34.4	(3.4)
Balance as of June 30,	$204.7	$178.0
(1) The change in estimated cash flows is primarily attributable to estimated costs to comply with the EPA's final rule for regulation of CCRs and changes to cost estimates for certain solid waste management units. Refer to Note 17-C for additional information on CCRs.

7.    Regulatory Matters
Gas Distribution Operations Regulatory Matters

Significant Rate Developments. On November 25, 2014, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 27, 2015, and requested authority to increase revenues by $24.7 million. On March 26, 2015, PUCO Staff filed Comments recommending that the PUCO approve Columbia of Ohio’s application in full. On April 22, 2015, the PUCO issued an Order that approved Columbia of Ohio's application. New rates went into effect on May 1, 2015.

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

On May 1, 2015, Columbia of Massachusetts filed its 2015 TIRF compliance filing for recovery of calendar year 2014 eligible facilities requesting recovery of a revenue requirement of $13.9 million effective November 1, 2015. If approved, the 2015 TIRF would terminate on March 1, 2016 concurrent with the effective date of the new distribution rates in Columbia of Massachusetts' currently pending rate case.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On April 16, 2015, Columbia of Massachusetts filed a base rate case with the Massachusetts DPU. The case, which seeks increased annual revenues of approximately $49.0 million, is designed to support the company's continued focus on providing safe and reliable service in compliance with increasing state and federal regulations and oversight, and recovery of associated increased operations and maintenance costs. Columbia of Massachusetts has arrived at a settlement agreement in principle with the Attorney General in the case. The settlement agreement is expected to be finalized and filed for approval with the Massachusetts DPU in August 2015.

On April 30, 2014, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $31.8 million. On December 10, 2014, Columbia of Virginia presented at hearing a Stipulation and Proposed Recommendation (“Stipulation”) executed by certain parties to the rate proceeding. The Stipulation includes a base revenue increase of $25.2 million, recovery of costs related to the implementation of pipeline safety programs, and the proposed change to thermal billing. On January 13, 2015, the Hearing Examiner issued a report that recommended that the VSCC approve the Stipulation. On March 30, 2015, the VSCC issued an Order Remanding for Further Action. In the Order, the VSCC found the revenue increase of $25.2 million contained in the Stipulation reasonable. However, the VSCC remanded back to the Hearing Examiner for further proceedings the manner in which fixed costs are to be assigned to the fixed customer charges of each rate class. Following a hearing on June 3, 2015, the Hearing Examiner issued a report on June 30, 2015 recommending specific customer charges for each rate class. VSCC action on the report is pending, and a final order is expected by the end of 2015.

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

Certain operating costs of the NiSource distribution companies are significant, recurring in nature, and generally outside the control of the distribution companies. Some states allow the recovery of such costs via cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the distribution companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such tracking mechanisms include GCR adjustment mechanisms, tax riders and bad debt recovery mechanisms.

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

NIPSCO has approval from the IURC to recover certain costs for gas transmission, distribution and storage system improvements. On February 27, 2015, NIPSCO filed gas TDSIC-2 which included $43.3 million of net capital expenditures for the period ended December 31, 2014. Given the Indiana Court of Appeals decision in NIPSCO's electric TDSIC filing (for further information, see "Electric Operations Regulatory Matters" below), NIPSCO elected to dismiss its TDSIC-2 filing in favor of supplying further detailed plan updates in the next proceeding, TDSIC-3, which NIPSCO expects to file by September 1, 2015. The TDSIC-3 filing will include net capital expenditures for the period ended June 30, 2015, inclusive of the $43.3 million from the TDSIC-2 filing.

Electric Operations Regulatory Matters

Significant Rate Developments. On July 19, 2012 and December 19, 2012, the FERC issued orders approving construction work in progress in rate base and abandoned plant cost recovery requested by NIPSCO for a 100-mile, 345 kV transmission project and its right to develop 50 percent of a 65-mile, 765 kV project. NIPSCO began recording revenue in the first quarter of 2013 using a forward looking rate, based on an average construction work in progress balance. For the six months ended June 30, 2015 and 2014, revenue of $10.0 million and $4.2 million, respectively, was recorded.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On July 19, 2013, NIPSCO filed its electric TDSIC with the IURC. The filing included the seven-year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven-year plan of eligible investments. The Order also granted NIPSCO ratemaking relief associated with the eligible investments through a rate adjustment mechanism. The NIPSCO Industrial Group and the OUCC filed Notices of Appeal with the Indiana Court of Appeals in response to the IURC's ruling. On November 25, 2014, NIPSCO’s requested TDSIC factors were approved on an interim basis and subject to refund, pending the outcome of the appeals of the IURC’s February 17, 2014 Orders. On April 8, 2015, the Court of Appeals issued an Order concluding that the IURC erred in approving NIPSCO’s seven-year plan given its lack of detail regarding the projects for years two through seven. The Court then remanded the decision to the IURC. On May 26, 2015, NIPSCO filed a settlement on remand which, among other things, requires NIPSCO to file an electric general rate case proceeding by December 31, 2015 and a new seven-year electric TDSIC plan following the filing of its next general rate case proceeding. This settlement is currently pending at the IURC, and a hearing was held on July 20, 2015. An order is expected in the third quarter of 2015.

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

On April 22, 2015, the IURC issued an order on ECR-25 approving NIPSCO's request to begin earning a return on $734.1 million of net capital expenditures for the period ended December 31, 2014. The order also approved a revised capital cost estimate of $264.8 million for its Phase III multi-pollutant compliance plan projects related to the Unit 12 FGD, an increase from the previous IURC approved cost estimate of $246.3 million. On July 31, 2015, NIPSCO filed ECR-26 which included $776.5 million of net capital expenditures for the period ended June 30, 2015.

NIPSCO has approval from the IURC to recover certain costs for transmission and distribution system improvements through the electric TDSIC. On November 25, 2014, the IURC approved, on an interim basis and subject to refund pending the outcome of appeals, NIPSCO’s requested TDSIC factors associated with the eligible investments, which included $19.4 million of net capital expenditures for the period ended June 30, 2014. On February 26, 2015, NIPSCO filed electric TDSIC-2 which included $62.3 million of net capital expenditures for the period ended December 31, 2014. The TDSIC-2 proceeding is stayed pending the outcome of the remand. See further discussion regarding the electric TDSIC above.

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

8.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

Recurring Fair Value Measurements June 30, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015
Assets
Price risk management assets:
Commodity financial price risk programs	$0.4	$—	$0.2	$0.6
Available-for-sale securities	27.3	99.7	—	127.0
Total	$27.7	$99.7	$0.2	$127.6
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$8.3	$—	$—	$8.3
Total	$8.3	$—	$—	$8.3

Recurring Fair Value Measurements December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Price risk management assets:
Commodity financial price risk programs	$0.1	$—	$—	$0.1
Available-for-sale securities	28.4	103.5	—	131.9
Total	$28.5	$103.5	$—	$132.0
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$14.2	$—	$0.1	$14.3
Total	$14.2	$—	$0.1	$14.3
Price risk management assets and liabilities primarily include NYMEX futures and NYMEX options which are commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2015 and December 31, 2014, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses and fair value of available-for-sale debt securities at June 30, 2015 and December 31, 2014 were:

June 30, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$27.5	$0.2	$(0.2)	$27.5
Corporate/Other bonds	99.5	0.7	(0.7)	99.5
Total Available-for-sale debt securities	$127.0	$0.9	$(0.9)	$127.0
December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$30.8	$0.3	$(0.2)	$30.9
Corporate/Other bonds	100.6	1.0	(0.6)	101.0
Total Available-for-sale debt securities	$131.4	$1.3	$(0.8)	$131.9
For the three months ended June 30, 2015 and 2014, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.1 million and zero, respectively. For the three months ended June 30, 2015 and 2014, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.1 million for each period.
For the six months ended June 30, 2015 and 2014, the net realized gain on sale of available-for-sale U.S. Treasury debt securities was $0.1 million for each period. For the six months ended June 30, 2015 and 2014, the net gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.1 million and $0.2 million, respectively.
The cost of maturities sold is based upon specific identification. At June 30, 2015, approximately $2.2 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At June 30, 2015, approximately $7.9 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the six months ended June 30, 2015.

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
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar issues or on the rates offered for securities of the same remaining maturities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the six months ended June 30, 2015 and 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2015	Estimated Fair Value as of June 30, 2015	Carrying Amount as of Dec. 31, 2014	Estimated Fair Value as of Dec. 31, 2014
Long-term debt (including current portion)	$9,323.7	$9,958.4	$8,422.5	$9,505.7

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

Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 17, 2014; the current agreement expires on October 16, 2015 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $240 million. As of June 30, 2015, no accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to PNC and a commercial paper conduit sponsored by Mizuho. This agreement was last renewed on August 27, 2014; the current agreement expires on August 26, 2015 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $200 million. As of June 30, 2015, $141.8 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The agreement with BTMU was last renewed on March 10, 2015, having a current scheduled termination date of March 9, 2016 and can be further renewed if mutually agreed to by both parties. The maximum seasonal program limit under the terms of the agreement is $75 million. As of June 30, 2015, no accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2015 and December 31, 2014 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	June 30, 2015	December 31, 2014
Gross Receivables	$443.3	$611.7
Less: Receivables not transferred	301.5	327.4
Net receivables transferred	$141.8	$284.3
Short-term debt due to asset securitization	$141.8	$284.3
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

NiSource's goodwill assets as of June 30, 2015 were $3.7 billion pertaining primarily to the acquisition of Columbia on November 1, 2000. Of this amount, approximately $2.0 billion is allocated to Columbia Transmission Operations and $1.7 billion is allocated to Columbia Distribution Operations. In addition, NIPSCO Gas Distribution Operations' goodwill assets of $17.8 million at June 30, 2015 relate to the purchase of Northern Indiana Fuel and Light in March 1993 and Kokomo Gas in February 1992.

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

NiSource applied the qualitative step 0 analysis to its reporting units for the annual impairment test performed as of May 1, 2015. For the current year test, NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to its base line May 1, 2012 step 1 fair value measurement. The results of this assessment indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values.

NiSource considered whether there were any events or changes in circumstances subsequent to the annual test that would reduce the fair value of any of the reporting units below their carrying amounts and necessitate another goodwill impairment test. No such indicators were noted that would require a subsequent goodwill impairment test during the second quarter of 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

11.    Income Taxes
NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2015 and 2014 were 35.8% and 33.5%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 35.4% and 37.0%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 2.3% in 2015 versus 2014 is primarily attributed to the difference in the relative impact of permanent differences over pre-tax loss in 2015 and pre-tax income in 2014. The decrease in the six month effective tax rate of 1.6% is primarily due to the impact of the Indiana rate change in 2014 and pass through benefits of NiSource's non-controlling interests, offset by the effects of ratemaking.

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

For the six months ended June 30, 2015, NiSource has contributed $1.4 million to its pension plans and $15.2 million to its other postretirement benefit plans.

The following tables provide the components of the plans’ net periodic benefits cost (credit) for the three and six months ended June 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit)
Service cost	$9.5	$8.7	$1.8	$2.2
Interest cost	25.2	27.3	6.8	7.8
Expected return on assets	(46.2)	(45.3)	(9.3)	(9.1)
Amortization of prior service credit	(0.1)	—	(1.4)	(0.9)
Recognized actuarial loss	15.9	11.9	1.1	0.1
Total Net Periodic Benefit Cost (Credit)	$4.3	$2.6	$(1.0)	$0.1

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit)
Service cost	$19.0	$17.4	$3.6	$4.5
Interest cost	50.4	54.6	13.6	16.0
Expected return on assets	(92.4)	(90.6)	(18.6)	(18.2)
Amortization of prior service credit	(0.2)	—	(2.8)	(1.5)
Recognized actuarial loss	31.8	23.8	2.2	0.1
Total Net Periodic Benefit Cost (Credit)	$8.6	$5.2	$(2.0)	$0.9

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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air. Payments under this agreement were $10.7 million and $10.6 million for the six months ended June 30, 2015 and 2014, respectively.

14.    Long-Term Debt

On May 22, 2015, CPG closed its placement of $2,750.0 million in aggregate principal amount of its senior notes, comprised of $500.0 million of 2.45% senior notes due 2018, $750.0 million of 3.30% senior notes due 2020, $1,000.0 million of 4.50% senior notes due 2025 and $500.0 million of 5.80% senior notes due 2045.

CPG made cash payments to NiSource of approximately $2.6 billion from the proceeds of the CPG senior notes offering. In May 2015, using proceeds from the cash payments from CPG, NiSource Finance settled its two bank term loans in the amount of $1,075.0 million and executed a tender offer for $750.0 million consisting of a combination of its 5.25% notes due 2017, 6.40% notes due 2018 and 4.45% notes due 2021. In conjunction with the debt retired, NiSource Finance recorded a $97.2 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums.

15.    Short-Term Borrowings
During the second quarter of 2015, NiSource Finance maintained a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. At June 30, 2015, NiSource had no outstanding borrowings under this facility. In connection with and effective upon the Separation, the $2.0 billion revolving credit facility was amended to reduce the amount available to $1.5 billion and extend the termination date to July 1, 2020. Refer to Note 21 for further information.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. At June 30, 2015, NiSource had no commercial paper outstanding.
As of June 30, 2015 and December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding of which $14.7 million were supported by the revolving credit facility.
During the second quarter of 2015, CPPL maintained a $500.0 million revolving credit facility, of which $50.0 million was available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. At June 30, 2015, CPPL had $20.0 million of outstanding borrowings under this facility.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $141.8 million and $284.3 million as of June 30, 2015 and December 31, 2014, respectively. Refer to Note 9 for additional information.

(in millions)	June 30, 2015	December 31, 2014
Commercial Paper weighted average interest rate of 0.82% at December 31, 2014	$—	$792.6
Credit facilities borrowings weighted average interest rate of 1.26% and1.44% at June 30, 2015 and December 31, 2014, respectively	20.0	500.0
Accounts receivable securitization facility borrowings	141.8	284.3
Total Short-Term Borrowings	$161.8	$1,576.9

Given their turnover and stated maturities are less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

16.    Share-Based Compensation

The NiSource stockholders originally approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), at the Annual Meeting of Stockholders held on May 11, 2010. Stockholders re-approved the Omnibus Plan as amended at the Annual Meeting of Stockholders held on May 12, 2015. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards granted under either the long-term incentive plan approved by stockholders on April 13, 1994 ("1994 Plan") or the Director Stock Incentive Plan ("Director Plan"), that expire or terminate for any reason. No further awards are permitted to be granted under the 1994 Plan or the Director Plan. At June 30, 2015, there were 5,698,507 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $2.9 million and $5.7 million for the three months ended June 30, 2015 and 2014, respectively, as well as related tax benefits of $1.0 million and $1.9 million, respectively. For the six months ended June 30, 2015 and 2014, stock-based employee compensation expense of $14.1 million and $11.0 million was recognized, respectively, as well as related tax benefits of $5.0 million and $4.1 million, respectively.
As of June 30, 2015, the total remaining unrecognized compensation cost related to nonvested awards amounted to $33.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.2 years.
Restricted Stock Units and Restricted Stock. During the six months ended June 30, 2015, NiSource granted 548,592 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of restricted stock units and shares of restricted stock was $22.2 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of June 30, 2015, 777,456 nonvested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010 receive a non-elective company contribution of three percent of eligible pay payable in shares of common stock. For the quarters ended June 30, 2015 and 2014, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $11.2 million and $8.4 million, respectively. For the six months ended June 30, 2015 and 2014, NiSource recognized 401(k) match, profit sharing and non-elective contribution expenses of $19.4 million and $16.9 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at June 30, 2015 and the years in which they expire were:

(in millions)	Total	2015	2016	2017	2018	2019	After
Guarantees of subsidiaries debt	$6,135.5	$230.0	$291.5	$267.4	$476.0	$500.0	$4,370.6
Accounts receivable securitization	141.8	141.8	—	—	—	—	—
Letters of credit	30.9	29.2	1.7	—	—	—	—
Other guarantees	103.1	—	—	—	—	1.7	101.4
Total commercial commitments (1)	$6,411.3	$401.0	$293.2	$267.4	$476.0	$501.7	$4,472.0
 (1)This amount does not include CPG's issuance of $2,750.0 million of long-term debt, which is guaranteed by certain subsidiaries of CPG. Additionally, this amount does not include CPPL's outstanding borrowings of $20.0 million under its revolving credit facility, which is guaranteed by CPG and certain subsidiaries of CPG.

Guarantees of Subsidiaries Debt. NiSource has guaranteed the payment of $6,135.5 million of debt for various wholly-owned subsidiaries including NiSource Finance and Columbia of Massachusetts, and through a support agreement, for Capital Markets, which is reflected on NiSource’s Condensed Consolidated Balance Sheets (unaudited). The subsidiaries are required to comply with certain covenants under the debt indenture and in the event of default, NiSource would be obligated to pay the debt’s principal and related interest. NiSource does not anticipate its subsidiaries will have any difficulty maintaining compliance. On October 3, 2011, NiSource executed a Second Supplemental Indenture to the original Columbia of Massachusetts Indenture dated April 1, 1991, for the specific purpose of guaranteeing Columbia of Massachusetts’ outstanding unregistered medium-term notes.
Lines and Letters of Credit and Accounts Receivable Advances. During the second quarter of 2015, NiSource Finance maintained a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. In connection with and effective upon the Separation, the $2.0 billion revolving credit facility was amended to reduce the amount available to $1.5 billion and extend the termination date to July 1, 2020. Refer to Note 21 for further information.
At June 30, 2015, NiSource had no borrowings under its five-year revolving credit facility, no commercial paper outstanding and $141.8 million outstanding under its accounts receivable securitization agreements. At June 30, 2015, NiSource had issued stand-by letters of credit of approximately $30.9 million for the benefit of third parties. See Note 15 for additional information.
Other Guarantees or Obligations. As of June 30, 2015, NiSource had on deposit a letter of credit with MUFG Union Bank, N.A., Collateral Agent, in a debt service reserve account in association with Millennium's notes as required under the Deposit and Disbursement Agreement that governs the Millennium notes. This account is to be drawn upon by the note holders in the event that Millennium is delinquent on its principal and interest payments. The value of NiSource’s letter of credit represents 47.5% (NiSource’s ownership interest in Millennium) of the debt service reserve account requirement, or $16.2 million. The total exposure for NiSource is $16.2 million. NiSource has an accrued liability of $1.5 million related to the inception date fair value of this guarantee as of June 30, 2015.
B.    Other Legal Proceedings. The Company is party to certain claims and legal proceedings arising in the ordinary course of business, none of which is deemed to be individually significant at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s cash flows in the periods the Company would be required to pay such liability.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

C.    Environmental Matters. NiSource operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. NiSource believes that it is in substantial compliance with those environmental regulations currently applicable to its operations.
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
As of June 30, 2015 and December 31, 2014, NiSource had recorded an accrual of approximately $136.3 million and $128.4 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.

Climate Change. Future legislative and regulatory programs could significantly restrict emissions of GHGs or could impose a cost or tax on GHG emissions.
National Ambient Air Quality Standards. The CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines and other facilities owned by electric generation, gas distribution, and gas transmission operations.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third-party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2015. The total estimated liability at NiSource related to the facilities subject to remediation was $119.7 million and $121.5 million at June 30, 2015 and December 31, 2014, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments

The sections below describe various regulatory actions that affect individual business segments for which NiSource has retained a liability.
Electric Operations.
Air
NIPSCO is subject to a number of air-quality mandates in the next several years. These mandates required NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements is estimated to be $870 million, of which approximately $78.3 million remains to be spent. This figure includes additional capital improvements associated with the New Source Review Consent Decree and the Utility Mercury and Air Toxics Standards Rule. NIPSCO believes that the capital costs are probable of recovery from customers.

Utility Mercury and Air Toxics Standards Rule: On December 16, 2011, the EPA finalized the MATS rule establishing new emissions limits for mercury and other air toxics. NIPSCO’s affected units have completed projects to meet the April 2015 compliance deadline. For NIPSCO’s remaining affected units, a one year compliance extension granted by IDEM delays the compliance date until April 2016. NIPSCO continues to implement an IURC-approved plan for the installation of additional environmental controls needed to comply with the MATS extension. On June 29, 2015, the United States Supreme Court remanded the MATS rule back to the United States Court of Appeals for the District of Columbia Circuit for further proceedings. The MATS rule remains in effect until the Court of Appeals issues a ruling. The timing for resolving the process is unclear at this time, NIPSCO will continue to monitor developments in this matter.

On June 2, 2014, the EPA proposed a GHG performance standard for existing fossil-fuel fired electric utility generating units under section 111(d) of the CAA. The proposed rule establishes state-specific CO2 emission rate goals applied to the state's fleet of fossil-fuel fired electric generating units, and requires each state to submit a plan indicating how the state will meet the EPA's emission rate goal, including possibly imposing reduction obligations on specific units. Final CO2 emission rate standards are expected to be set by the EPA by the third quarter of 2015, and state plans are required to be submitted to the EPA as early as the third quarter of 2016. The cost to comply with this rule will depend on a number of factors, including the requirements of the final federal regulation and the level of NIPSCO's required GHG reductions. It is possible that this new rule, comprehensive federal or state GHG legislation, or other GHG regulation could result in additional expense or compliance costs that could materially impact NiSource's financial results. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.

Water
On August 15, 2014, the EPA published the final Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. Under this rule, stations will have to either demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. The cost to comply will depend on a number of factors, including evaluation of the various compliance options available under the regulation and permitting-related determinations by IDEM. NIPSCO estimates that the cost of compliance is between $4 million and $35 million, dependent upon study results, agency requirements and technology ultimately required to achieve compliance.

On June 7, 2013, the EPA published a proposed rule to amend the effluent limitations guidelines and standards for the Steam Electric Power Generating category. These proposed regulations could impose new water treatment requirements on NIPSCO’s electric generating facilities. A final rule is expected in the fourth quarter of 2015. NIPSCO will continue to monitor developments in this matter and cannot estimate the cost of compliance at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Waste
On April 17, 2015, the EPA released a final rule for regulation of CCRs. The rule regulates CCRs under the Resource Conservation and Recovery Act Subtitle D, which determines them to be non-hazardous. The rule will require increased groundwater monitoring, reporting, recordkeeping and posting related information to the Internet. The rule also establishes requirements related to CCR management, impoundments, landfills and storage. The rule will allow NIPSCO to continue its byproduct beneficial use program.

The publication of the CCR rule resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Refer to Note 6 for further information. In addition, in order to comply with the rule NIPSCO will be required to incur future capital expenditures to modify its infrastructure and manage CCRs. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the nature, extent and cost of these future capital expenditures. Given the preliminary stage of this data collection, NIPSCO is unable to estimate a range for these future capital expenditures at this time.

D.     Other Matters.

Transmission Upgrade Agreements. On February 11, 2014, NIPSCO entered into two TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").

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

Springfield, Massachusetts. On November 23, 2012, while Columbia of Massachusetts was investigating the source of an odor of gas at a service location in Springfield, Massachusetts, a gas service line was pierced and an explosion occurred. While this explosion impacted multiple buildings and resulted in several injuries, no life threatening injuries or fatalities have been reported. Columbia of Massachusetts fully cooperated with both the Massachusetts DPU and the Occupational Safety & Health Administration in their investigations of this incident, which have been concluded. Columbia of Massachusetts believes any costs associated with damages, injuries and other losses related to this incident are substantially covered by insurance. Any amounts not covered by insurance are not expected to have a material impact on NiSource's consolidated financial statements. In accordance with GAAP, NiSource recorded any accruals and the related insurance recoveries resulting from this incident on a gross basis within the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2015	$1.2	$(20.7)	$(27.1)	$(46.6)
Other comprehensive income before reclassifications	(1.2)	—	2.5	1.3
Amounts reclassified from accumulated other comprehensive income	—	0.7	0.2	0.9
Net current-period other comprehensive (loss) income	(1.2)	0.7	2.7	2.2
Balance as of June 30, 2015	$—	$(20.0)	$(24.4)	$(44.4)

Six Months Ended June 30, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$0.3	$(23.6)	$(27.3)	$(50.6)
Other comprehensive income before reclassifications	(0.2)	—	2.5	2.3
Amounts reclassified from accumulated other comprehensive income	(0.1)	1.6	0.4	1.9
Net current-period other comprehensive (loss) income	(0.3)	1.6	2.9	4.2
Allocation of AOCI to noncontrolling interest	—	2.0	—	2.0
Balance as of June 30, 2015	$—	$(20.0)	$(24.4)	$(44.4)

Three Months Ended June 30, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2014	$—	$(25.2)	$(17.3)	$(42.5)
Other comprehensive income before reclassifications	0.5	—	(0.3)	0.2
Amounts reclassified from accumulated other comprehensive income	—	0.7	0.2	0.9
Net current-period other comprehensive income (loss)	0.5	0.7	(0.1)	1.1
Balance as of June 30, 2014	$0.5	$(24.5)	$(17.4)	$(41.4)

Six Months Ended June 30, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2014	$(0.3)	$(25.8)	$(17.5)	$(43.6)
Other comprehensive income before reclassifications	1.0	0.1	(0.3)	0.8
Amounts reclassified from accumulated other comprehensive income	(0.2)	1.2	0.4	1.4
Net current-period other comprehensive income	0.8	1.3	0.1	2.2
Balance as of June 30, 2014	$0.5	$(24.5)	$(17.4)	$(41.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Equity Investment
As Millennium is an equity method investment, NiSource is required to recognize a proportional share of Millennium’s OCI. The remaining unrecognized loss at June 30, 2015 of $13.9 million, net of tax, related to terminated interest rate swaps, is being amortized over the period ending June 2025 into earnings using the effective interest method through interest expense as interest payments are made by Millennium. The unrecognized loss of $13.9 million and $16.6 million at June 30, 2015 and December 31, 2014, respectively, is included in gains and losses on cash flow hedges above.

19.    Business Segment Information
Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. NiSource's Chief Executive Officer is the chief operating decision maker.
At June 30, 2015, NiSource’s operations are divided into three primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana. The Columbia Pipeline Group Operations segment offers gas transportation and storage services for LDCs, marketers and industrial and commercial customers located in northeastern, mid-Atlantic, Midwestern and southern states and the District of Columbia along with unregulated businesses that include midstream services and development of mineral rights positions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenues
Gas Distribution Operations
Unaffiliated	$508.5	$616.5	$1,964.7	$2,181.9
Intersegment	0.2	0.1	0.3	0.3
Total	508.7	616.6	1,965.0	2,182.2
Electric Operations
Unaffiliated	375.5	405.3	771.1	855.5
Intersegment	0.2	0.1	0.4	0.3
Total	375.7	405.4	771.5	855.8
Columbia Pipeline Group Operations
Unaffiliated	284.3	311.3	581.7	614.5
Intersegment	31.6	32.2	74.0	74.6
Total	315.9	343.5	655.7	689.1
Corporate and Other
Unaffiliated	0.7	2.0	1.2	3.7
Intersegment	119.5	128.9	249.4	255.7
Total	120.2	130.9	250.6	259.4
Eliminations	(151.5)	(161.3)	(324.1)	(330.9)
Consolidated Gross Revenues	$1,169.0	$1,335.1	$3,318.7	$3,655.6
Operating Income (Loss)
Gas Distribution Operations	$49.7	$59.8	$374.9	$361.6
Electric Operations	45.7	62.9	115.7	141.8
Columbia Pipeline Group Operations	108.6	103.7	271.6	262.6
Corporate and Other(1)	(38.9)	(6.8)	(67.0)	(12.7)
Consolidated Operating Income	$165.1	$219.6	$695.2	$753.3
(1)Primarily resulting from costs associated with the Separation.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(in millions)	2015	2014
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$306.1	$194.6
Assets acquired under a capital lease	5.5	55.8
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$225.2	$207.6
Cash paid for income taxes	12.7	9.6

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

21.    Subsequent Events

Separation of Columbia Pipeline Group. On July 1, 2015, NiSource completed the previously announced Separation of CPG from Nisource through a special pro rata stock dividend distributing one share of CPG common stock for every one share of NiSource common stock held by any NiSource stockholder as of 5:00 p.m. on June 19, 2015, the record date. The Separation resulted in two energy infrastructure companies: NiSource Inc., a fully regulated natural gas and electric utilities company, and CPG, a natural gas pipeline, midstream and storage company. As a stand-alone company, CPG's operations consist of all of NiSource's Columbia Pipeline Group Operations segment prior to the Separation. Effective July 1, 2015, CPG was classified as discontinued operations and will be reported as such in NiSource's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015.

On June 30, 2015, NiSource entered into a Separation and Distribution Agreement and several other agreements with CPG to effect the Separation and provide a framework for NiSource’s relationship with CPG post-Separation.

As of July 1, 2015, certain tax attributes of the former NiSource consolidated group will be affected by the Separation. These include transfers of attributes to CPG along with changes in allocation and apportionment factors that may alter the size and duration of carryovers and other attributes. The tax attributes and the net deferred tax liabilities will be re-measured and adjusted in the third quarter of 2015.

In connection with and effective upon the Separation, the NiSource Finance revolving credit facility capacity was amended to reduce the amount available from $2.0 billion to $1.5 billion, and extend the termination date to July 1, 2020.

On July 2, 2015, NiSource declared a post-Separation dividend of $0.155 per share payable on August 20, 2015 to stockholders of record on July 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

Note regarding forward-looking statements
Management’s Discussion and Analysis, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, the Separation and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, but are not limited to, NiSource’s debt obligations and ability to comply with related covenants, changes in NiSource’s credit rating, growth opportunities for NiSource’s businesses, changes in general economic and market conditions, regulatory rate reviews and proceedings, increased competition in deregulated energy markets, compliance with environmental laws, fluctuations in weather, climate change, natural disasters, acts of terrorism and other catastrophic events, economic conditions in certain industries, fluctuations in the price of energy commodities, counterparty credit risk, any impairment of goodwill and definite-lived intangible assets, changes in taxation or accounting principles, accidents and other operating risks, aging infrastructure, disruptions in information technology and cyber-attacks, NiSource’s ability to achieve the intended benefits of the Separation and other matters set forth in the “Risk Factors” section of this Form 10-Q, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims any duty to update, supplement or amend any of its forward-looking statements, whether as a result of new information, subsequent events or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

CONSOLIDATED REVIEW

Separation of Columbia Pipeline Group

On July 1, 2015, NiSource completed the previously announced Separation of CPG from NiSource through a special pro rata stock dividend distributing one share of CPG common stock for every one share of NiSource common stock held by any NiSource stockholder as of 5:00 p.m. on June 19, 2015, for the record date. The Separation resulted in two energy infrastructure companies: NiSource Inc., a fully regulated natural gas and electric utilities company, and CPG, a natural gas pipeline, midstream and storage company. As a stand-alone company, CPG's operations consist of all of NiSource's Columbia Pipeline Group Operations segment prior to the Separation. Refer to Note 21, “Subsequent Events,” for additional information.
CPG is included in the following discussion as it was a wholly-owned subsidiary of NiSource as of June 30, 2015. Beginning with NiSource’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, CPG will be reported as discontinued operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

For the six months ended June 30, 2015, net income attributable to NiSource was $232.0 million, or $0.73 per basic share, compared to $344.4 million, or $1.10 per basic share reported for the same period in 2014.
The decrease in net income attributable to NiSource was due primarily to the following items:

•	A loss on early extinguishment of long-term debt of $97.2 million. Refer to Note 14, "Long-Term Debt," for further information on long-term debt retired in May 2015.

•	Outside service costs increased by $62.7 million primarily due to costs associated with the Separation.

•	Employee and administrative expense increased by $41.6 million due primarily to greater labor expense due to a growing workforce.

•
Depreciation expense increased by $27.1 million due primarily to higher capital expenditures related to projects placed in service. NiSource capital expenditures are projected to be approximately $2.4 billion in 2015, which includes approximately $1.1 billion of expected CPG capital expenditures.

These decreases in net income attributable to NiSource were partially offset by the following:

•
Demand margin revenue increased by $55.7 million at Columbia Pipeline Group Operations primarily as a result of growth projects placed in service. Refer to the Columbia Pipeline Group Operations' segment discussion for further information on growth projects.

•
Regulatory and service programs at Gas Distribution Operations increased net revenues by $49.3 million primarily due to the impact of new rates at Columbia of Pennsylvania, Columbia of Virginia and Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Refer to Note 7, “Regulatory Matters,” in this report and in the Notes to Consolidated Financial Statements included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for more information.

These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Platform for Growth
Following the Separation, NiSource’s business plan will continue to center on commercial and regulatory initiatives and financial management of the balance sheet.

Commercial and Regulatory Initiatives
NiSource’s utilities continue to move forward on core infrastructure investment programs supported by complementary regulatory and customer initiatives across several distribution company markets. NiSource utilities remain on track to invest approximately $1.3 billion during 2015 as part of its $30.0 billion long-term regulated utility infrastructure investment opportunities across its natural gas and electric utilities. NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs. These strategies will help improve reliability and safety, enhance customer services and reduce emissions while generating sustainable returns.

Gas Distribution Operations

•
On June 30, 2015, the Hearing Examiner in Columbia of Virginia's pending base rate case recommended specific fixed customer charges for each rate class, addressing the final outstanding issue in the case. The Commission had previously found that the stipulated annual revenue increase of $25.2 million is reasonable. A final order in the case is expected later this year.

•
Columbia of Pennsylvania’s base rate case is progressing on schedule and remains pending before the Pennsylvania PUC. Filed on March 19, 2015, the case supports the continuation of Columbia of Pennsylvania's infrastructure modernization and safety programs. If approved as filed, the case would increase annual revenues by approximately $46.2 million. New rates are expected to go into effect during the fourth quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Columbia of Massachusetts’ base rate case is also progressing on schedule and remains pending before the Massachusetts DPU. Filed on April 16, 2015, the case seeks to recover costs to support Columbia of Massachusetts’ multi-year modernization plan to maintain the safety and reliability of natural gas service for customers. Columbia of Massachusetts has arrived at a settlement agreement in principle with the Attorney General in the case. The settlement agreement is expected to be finalized and filed for approval with the Massachusetts DPU in August 2015.

Electric Operations

•
On May 26, 2015, NIPSCO, the Indiana Office of Utility Consumer Counselor and some of NIPSCO’s largest industrial customers reached a settlement agreement that resolves all concerns raised by the parties in an Indiana Court of Appeals proceeding surrounding NIPSCO's long-term Electric Infrastructure Modernization Plan. As part of the agreement, NIPSCO will file a base rate case, followed by a new seven-year plan in the fourth quarter of 2015.

•
NIPSCO remains on schedule and on budget with its FGD unit at its Michigan City Generating Station. The approximately $265.0 million project is expected to be placed in service by the end of 2015. This investment, supported with cost recovery, improves air quality and helps ensure NIPSCO’s generation fleet remains in compliance with current environmental regulations. The project also helps ensure that NIPSCO can continue offering low-cost, reliable and efficient generating capacity for its customers.

•
Progress also continued on two major electric transmission projects designed to enhance region-wide system flexibility and reliability. The Greentown-Reynolds project is an approximately 65-mile, 765-kilovolt line being constructed in a joint development agreement with Pioneer Transmission, and the Reynolds-Topeka project is a 100-mile, 345-kilovolt line. Right-of-way acquisition and permitting are under way for both projects and substation construction has begun. These projects involve an investment of approximately $500 million for NIPSCO and are anticipated to be in service by the end of 2018.

Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory and commercial matters.

Financial Management of the Balance Sheet
As part of the recapitalization in connection with the Separation, on May 22, 2015, CPG closed its placement of $2,750.0 million in aggregate principal amount of its senior notes, comprised of $500.0 million of 2.45% senior notes due 2018, $750.0 million of 3.30% senior notes due 2020, $1,000.0 million of 4.50% senior notes due 2025 and $500.0 million of 5.80% senior notes due 2045.

CPG made cash payments to NiSource of approximately $2.6 billion from the proceeds of the CPG senior notes offering. In May 2015, using proceeds from the cash payments from CPG, NiSource Finance settled its two bank term loans in the amount of $1,075.0 million and executed a tender offer for $750.0 million consisting of a combination of its 5.25% notes due 2017, 6.40% notes due 2018 and 4.45% notes due 2021. In conjunction with the debt retired, NiSource Finance recorded a $97.2 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums.

On February 11, 2015, CPPL completed its IPO of 53.8 million common units representing limited partnership interests. See Note 3, "Columbia Pipeline Partners LP (CPPL)," for additional information.
CPPL maintains a $500.0 million revolving credit facility, of which $50.0 million is available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. At June 30, 2015, CPPL had $20.0 million of outstanding borrowings under this facility.

On June 17, 2015, with consideration of the Separation, Moody's affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On June 18, 2015, with consideration of the Separation, Standard & Poor's raised the senior unsecured ratings for NiSource and its subsidiaries to BBB+ and the commercial paper rating to A-2. Standard & Poor's outlook for NiSource and all of its subsidiaries is Stable. On June 18, 2015, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is Positive in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

anticipation of the Separation. Although all ratings continue to be investment grade, a downgrade by Fitch would result in a rating that is below investment grade. NiSource is committed to maintaining its investment grade credit ratings.
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
Results of Operations
Quarter Ended June 30, 2015
Net Income Attributable to NiSource
NiSource reported a net loss of $36.4 million, or $0.11 per basic share, for the three months ended June 30, 2015, compared to net income of $78.2 million, or $0.25 per basic share, for the second quarter of 2014. For the three months ended June 30, 2015, NiSource reported a loss from continuing operations of $36.1 million, or $0.11 per basic share, compared to income from continuing operations of $78.5 million, or $0.25 per basic share, for the second quarter of 2014. Operating income was $165.1 million, a decrease of $54.5 million from the same period in 2014. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2015 were 317.5 million compared to 315.0 million at June 30, 2014.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended June 30, 2015, were $950.4 million, a $13.0 million decrease from the same period last year. This decrease in net revenues was primarily due to decreased Columbia Pipeline Group Operations' net revenues of $27.6 million, offset by an increase in Gas Distribution Operations' net revenues of $15.9 million.

•
Columbia Pipeline Group Operations' net revenues decreased due primarily to lower regulatory trackers, which are offset in expense, of $48.1 million and other miscellaneous decreases of $4.5 million. These decreases were partially offset by increased demand margin revenue of $25.0 million as a result of growth projects placed in service and new firm contracts.

This decrease to net revenues was partially offset by the following:

•
Gas Distribution Operations' net revenues increased primarily due to higher regulatory and service programs of $16.1 million, including the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, as well as the impact of new rates at Columbia of Pennsylvania and Columbia of Virginia. Additionally, there was an increase of $2.9 million as a result of rent billed to affiliates, offset in expense, and an increase in net revenues of $1.9 million due to customer increases. These increases were partially offset by lower commercial and residential usage of $3.3 million and the effects of warmer weather of $3.0 million.

Operating Expenses
Operating expenses for the second quarter of 2015 were $799.0 million, an increase of $44.1 million from the comparable 2014 period. This increase was primarily due to higher operation and maintenance expenses of $27.9 million, and increased depreciation and amortization of $18.3 million. The increase in operation and maintenance expenses was primarily due to higher outside service costs of $37.6 million primarily associated with the Separation, increased employee and administrative costs of $20.7 million and higher environmental costs of $9.7 million. These increases were partially offset by decreased regulatory trackers, which are offset in net revenues, of $44.4 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $13.7 million during the second quarter of 2015 compared to $11.1 million for the second quarter of 2014. Equity Earnings in Unconsolidated Affiliates includes earnings from investments in Millennium, Hardy Storage and Pennant, which are integral to the Columbia Pipeline Group Operations’ business. Equity earnings increased primarily from increased earnings at Pennant.
Other Income (Deductions)
Other Income (Deductions) reduced income by $207.8 million in the second quarter of 2015 compared to a reduction in income of $101.6 million in the prior year. This increase in deductions is primarily attributable to a loss on early extinguishment of long-term debt of $97.2 million and higher interest expense of $8.0 million in 2015.
Income Taxes
Income tax benefit for the quarter ended June 30, 2015 was $15.3 million compared to income tax expense of $39.5 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2015 and 2014 were 35.8% and 33.5%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 2.3% in 2015 versus 2014 is primarily attributed to the difference in the relative impact of permanent differences over pre-tax loss in 2015 and pre-tax income in 2014. Refer to Note 11, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of income taxes.
Results of Operations
Six Months Ended June 30, 2015
Net Income Attributable to NiSource
NiSource reported net income of $232.0 million, or $0.73 per basic share, for the six months ended June 30, 2015, compared to net income of $344.4 million, or $1.10 per basic share, for the six months ended June 30, 2014. Income from continuing operations was $232.3 million, or $0.73 per basic share, for the six months ended June 30, 2015, compared to income from continuing operations of $344.9 million, or $1.10 per basic share, for the six months ended 2014. Operating income was $695.2 million, a decrease of $58.1 million from the same period in 2014. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at June 30, 2015 were 317.0 million compared to 314.6 million at June 30, 2014.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2015, were $2,294.1 million, a $71.5 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations' net revenues of $107.0 million, offset by a decrease in Columbia Pipeline Group Operations' net revenues of $33.4 million.

•
Gas Distribution Operations’ net revenues increased due primarily to higher regulatory and tax trackers, which are offset in expense, of $52.2 million and an increase of $49.3 million for regulatory and service programs, including the impact of new rates at Columbia of Pennsylvania, Columbia of Virginia and Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there were higher net revenues of $6.3 million resulting from rent billed to affiliates, offset in expense.

This increase to net revenues was partially offset by the following:

•
Columbia Pipeline Group Operations’ net revenues decreased due primarily to lower regulatory trackers, which are offset in expense, of $75.5 million and decreased mineral rights royalty revenue of $4.1 million. These decreases were partially offset by increased demand margin revenue of $55.7 million as a result of growth projects placed in service and new firm contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Operating Expenses
Operating expenses for the six months ended 2015 were $1,628.0 million, an increase of $137.8 million from the same 2014 period. This increase was primarily due to higher operation and maintenance expenses of $100.8 million and increased depreciation and amortization of $27.1 million. The increase in operation and maintenance expenses was primarily due to higher outside service costs of $62.7 million primarily associated with the Separation, increased employee and administrative costs of $41.6 million and higher environmental costs of $12.1 million. These increases were partially offset by a decrease in regulatory trackers, offset in net revenues, of $19.7 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service.
Equity Earnings in Unconsolidated Affiliates
Equity Earnings in Unconsolidated Affiliates were $29.1 million during the six months ended June 30, 2015 compared to $20.9 million for the six months ended June 30, 2014. Equity Earnings in Unconsolidated Affiliates includes earnings from investments in Millennium, Hardy Storage and Pennant, which are integral to the Columbia Pipeline Group Operations’ business. Equity earnings increased primarily from increased earnings at Pennant and Millennium.
Other Income (Deductions)
Other Income (Deductions) reduced income by $311.7 million for the six months ended June 30, 2015 compared to a reduction in income of $206.2 million in the prior year. This increase in deductions is primarily attributable to a loss on early extinguishment of long-term debt of $97.2 million and higher interest expense of $9.9 million in 2015.
Income Taxes
Income tax expense for the six months ended June 30, 2015 was $135.6 million compared to $202.2 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the six months ended June 30, 2015 and 2014 were 35.4% and 37.0%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.
The decrease in the six month effective tax rate of 1.6% is primarily due to the impact of the Indiana rate change in 2014 and pass through benefits of NiSource's non-controlling interests, offset by the effects of ratemaking. Refer to Note 11, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of income taxes.

Liquidity and Capital Resources
A significant portion of NiSource’s operations, most notably in the gas distribution, gas transportation and electric businesses, are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2015.
Operating Activities
Net cash from operating activities for the six months ended June 30, 2015 was $1,115.6 million, an increase of $464.6 million compared to the six months ended June 30, 2014. The increase in net cash from operating activities was primarily due to an increase in overrecovered gas and fuel costs and accounts receivable working capital accounts as a result of lower gas prices and warmer weather in the first half of 2015 compared to the same period in 2014.
Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $3.5 million to its pension plans and approximately $34.8 million to its other postretirement benefit plans in 2015, which could change depending on market conditions. For the six months ended June 30, 2015, NiSource has contributed $1.4 million to its pension plans and $15.2 million to its other postretirement benefit plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Investing Activities
NiSource’s capital expenditures for the six months ended June 30, 2015 were $991.1 million, compared to $852.9 million for the comparable period in 2014. This increased spending is mainly due to higher spending in the Columbia Pipeline Group Operations segment on various growth projects primarily in the Marcellus and Utica Shale areas and for expenditures under the modernization program. NiSource projects 2015 capital expenditures to be approximately $2.4 billion, which includes approximately $1.1 billion of expected CPG capital expenditures.
Restricted cash was $25.2 million and $24.9 million as of June 30, 2015 and December 31, 2014, respectively.
Net distributions to equity investees were $2.2 million for the six months ended June 30, 2015, compared to net contributions of $54.8 million for the comparable period in 2014. Refer to the Columbia Pipeline Group Operations' segment discussion for further information on equity investments.

Financing Activities
Columbia Pipeline Partners LP. CPPL received net proceeds of $1,168.4 million from its IPO completed on February 11, 2015.

Long-term Debt. Refer to Note 14, “Long-term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.

Credit Facilities.     During the second quarter of 2015, NiSource Finance maintained a $2.0 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of September 28, 2018. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. Upon the Separation, the NiSource Finance revolving credit facility capacity was reduced from $2.0 billion to $1.5 billion, and the termination date was extended to July 1, 2020.
During the second quarter of 2015, CPPL maintained a $500.0 million revolving credit facility, of which $50.0 million was available for issuance of letters of credit. The purpose of the facility is to provide cash for general partnership purposes, including working capital, capital expenditures and the funding of capital calls. At June 30, 2015, CPPL had $20.0 million of outstanding borrowings under this facility.

NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo.

NiSource Finance had no borrowings outstanding under its revolving credit facility at June 30, 2015 and $500.0 million at December 31, 2014 at a weighted average interest rate of 1.44%. In addition, NiSource Finance had no commercial paper outstanding at June 30, 2015, and $792.6 million in commercial paper outstanding at December 31, 2014, at a weighted average interest rate of 0.82%.
As of June 30, 2015 and December 31, 2014, NiSource had $141.8 million and $284.3 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) relating to its accounts receivable securitization facilities. See Note 9, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
As of June 30, 2015 and December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding of which $14.7 million were supported by the revolving credit facility.
As of June 30, 2015, an aggregate of $2,604.2 million of credit was available under the credit facilities and accounts receivable securitization programs.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of June 30, 2015, the ratio was 56.0%.
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

Credit Ratings.    On June 17, 2015, with consideration of the Separation, Moody's affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On June 18, 2015, with consideration of the Separation, Standard & Poor's raised the senior unsecured ratings for NiSource and its subsidiaries to BBB+ and the commercial paper rating of A-2. Standard & Poor's outlook for NiSource and all of its subsidiaries is Stable. On June 18, 2015, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is Positive in anticipation of the Separation. Although all ratings continue to be investment grade, a downgrade by Fitch would result in a rating that is below investment grade. NiSource is committed to maintaining its investment grade credit ratings.

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $41.3 million as of June 30, 2015. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Contractual Obligations.    There were no material changes recorded during the six months ended June 30, 2015 to NiSource’s contractual obligations as of December 31, 2014.
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
There are no material commodity price risk assets or liabilities as of June 30, 2015 and December 31, 2014.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit facility, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.4 million and $7.2 million for the three and six months ended June 30, 2015, respectively, and $4.2 million and $7.9 million for the three and six months ended June 30, 2014, respectively.

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
Exchange-traded derivative contracts are generally based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards and options. In certain instances, NiSource may utilize models to measure fair value. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, i.e., inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures.
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

Refer to Note 17, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended June 30, 2015.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods. Companies are permitted to adopt ASU 2014-09 on the original effective date of the ASU. NiSource is currently evaluating the impact the adoption of ASU 2014-09 will have on its Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends consolidation guidance by including changes to the variable and voting interest models used by entities to evaluate whether an entity should be consolidated. NiSource is required to adopt ASU 2015-02 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively or using a modified retrospective approach, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-02 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into three primary business segments: Gas Distribution Operations, Columbia Pipeline Group Operations and Electric Operations. Refer to Note 21, "Subsequent Events," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the Separation and the treatment of CPG as discontinued operations effective July 1, 2015, which contains all of the operations of the Columbia Pipeline Group Operations segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net Revenues
Sales revenues	$508.7	$616.6	$1,965.0	$2,182.2
Less: Cost of gas sold (excluding depreciation and amortization)	133.4	257.2	856.0	1,180.2
Net Revenues	375.3	359.4	1,109.0	1,002.0
Operating Expenses
Operation and maintenance	226.0	206.8	517.8	435.6
Depreciation and amortization	58.2	54.1	114.3	106.3
Gain on sale of assets	—	(0.2)	—	(0.2)
Other taxes	41.4	38.9	102.0	98.7
Total Operating Expenses	325.6	299.6	734.1	640.4
Operating Income	$49.7	$59.8	$374.9	$361.6
Revenues ($ in millions)
Residential	$345.1	$391.1	$1,360.0	$1,396.9
Commercial	107.5	129.4	476.9	495.7
Industrial	46.2	48.1	134.2	132.4
Off System	18.5	65.9	57.3	137.8
Other	(8.6)	(17.9)	(63.4)	19.4
Total	$508.7	$616.6	$1,965.0	$2,182.2
Sales and Transportation (MMDth)
Residential	30.4	35.0	183.5	191.5
Commercial	25.1	27.4	113.8	117.5
Industrial	123.6	121.7	270.4	258.5
Off System	6.0	14.2	19.5	28.5
Other	(2.0)	(0.3)	(2.0)	(0.1)
Total	183.1	198.0	585.2	595.9
Heating Degree Days	489	555	3,893	3,992
Normal Heating Degree Days	599	599	3,491	3,491
% (Warmer) Colder than Normal	(18)%	(7)%	12%	14%
Customers
Residential			3,070,555	3,051,277
Commercial			280,329	278,776
Industrial			7,717	7,546
Other			938	14
Total			3,359,539	3,337,613
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Residential and commercial usage for the six months ended June 30, 2015 decreased from the same period last year primarily due to warmer weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate have different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment charge. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of June 30, 2015, reserves have been recorded to cover probable environmental response actions. Refer to Note 17-C, “Other Commitments and Contingencies - Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the second quarter of 2015 was 18% warmer than normal and 12% warmer than the second quarter of 2014.
Weather in the Gas Distribution Operations’ territories for the six months ended June 30, 2015 was 12% colder than normal and 2% warmer than the same period in 2014.
Throughput
Total volumes sold and transported of 183.1 MMDth for the second quarter of 2015 decreased by 14.9 MMDth from the same period last year. This 8% decrease in volumes was primarily attributable to lower off-system sales.

Total volumes sold and transported of 585.2 MMDth for the six months ended June 30, 2015 decreased by 10.7 MMDth from the same period last year. This 2% decrease in volume was primarily attributable to warmer weather.

Net Revenues
Net revenues for the second quarter of 2015 were $375.3 million, an increase of $15.9 million from the same period in 2014. The increase in net revenues is due primarily to higher regulatory and service programs of $16.1 million, including the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, as well as the impact of new rates at Columbia of Pennsylvania and Columbia of Virginia. Additionally, there was an increase of $2.9 million as a result of rent billed to affiliates, offset in expense, and an increase in net revenues of $1.9 million due to customer increases. These increases were partially offset by lower commercial and residential usage of $3.3 million and the effects of warmer weather of $3.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Net revenues for the six months ended June 30, 2015 were $1,109.0 million, an increase of $107.0 million from the same period in 2014. The increase in net revenues is due primarily to higher regulatory and tax trackers, which are offset in expense, of $52.2 million and an increase of $49.3 million for regulatory and service programs, including the impact of new rates at Columbia of Pennsylvania, Columbia of Virginia and Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there were higher net revenues of $6.3 million resulting from rent billed to affiliates, offset in expense.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2015 was a revenue decrease of $29.2 million and $92.8 million, respectively, compared to a revenue decrease of $31.8 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

Operating Income
For the second quarter of 2015, Gas Distribution Operations reported operating income of $49.7 million, a decrease of $10.1 million from the comparable 2014 period. Operating income decreased as a result of higher operating expenses, partially offset by increased net revenues, as described above. Operating expenses were $26.0 million higher than the comparable period reflecting increased employee and administrative expenses of $11.8 million, higher depreciation of $4.1 million, increased outside service costs of $2.6 million and increased other taxes of $2.5 million.

For the six months ended June 30, 2015, Gas Distribution Operations reported operating income of $374.9 million, an increase of $13.3 million from the comparable 2014 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $93.7 million higher than the comparable period reflecting increased regulatory and tax trackers, which are offset in net revenues, of $52.2 million, higher employee and administrative expenses of $18.0 million, increased depreciation of $8.0 million, higher outside service costs of $6.2 million and increased other taxes of $3.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net Revenues
Sales revenues	$375.7	$405.4	$771.5	$855.8
Less: Cost of sales (excluding depreciation and amortization)	116.6	146.3	242.3	326.7
Net Revenues	259.1	259.1	529.2	529.1
Operating Expenses
Operation and maintenance	129.3	122.2	249.5	234.7
Depreciation and amortization	68.5	60.1	130.7	120.5
Gain on sale of assets	—	(0.1)	—	(0.1)
Other taxes	15.6	14.0	33.3	32.2
Total Operating Expenses	213.4	196.2	413.5	387.3
Operating Income	$45.7	$62.9	$115.7	$141.8
Revenues ($ in millions)
Residential	$94.3	$100.2	$207.9	$213.4
Commercial	107.5	108.7	218.0	214.9
Industrial	160.9	172.0	335.9	351.7
Wholesale	2.5	0.3	8.8	21.7
Other	10.5	24.2	0.9	54.1
Total	$375.7	$405.4	$771.5	$855.8
Sales (Gigawatt Hours)
Residential	716.9	793.2	1,582.7	1,689.4
Commercial	929.1	964.9	1,869.1	1,900.4
Industrial	2,295.0	2,455.8	4,720.4	5,062.9
Wholesale	1.0	12.1	117.9	323.9
Other	34.5	34.9	69.1	68.3
Total	3,976.5	4,260.9	8,359.2	9,044.9
Cooling Degree Days	229	276	229	276
Normal Cooling Degree Days	229	229	229	229
% Colder than Normal	—%	21%	—%	21%

Electric Customers
Residential			402,955	401,671
Commercial			54,762	54,303
Industrial			2,357	2,370
Wholesale			747	767
Other			4	6
Total			460,825	459,117
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
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of June 30, 2015, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Other Commitments and Contingencies - Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Transmission Upgrade Agreements
On February 11, 2014, NIPSCO entered into two TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").

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

Sales
Electric Operations sales quantities for the second quarter of 2015 were 3,976.5 gwh, a decrease of 284.4 gwh compared to the second quarter of 2014. The 6.7% decrease is primarily attributable to decreases in industrial usage, which was caused by a reduction in steel production due to the high levels of imports that have impacted the steel market since the start of 2015.

Electric Operations sales quantities for the six months ended June 30, 2015 were 8,359.2 gwh, a decrease of 685.7 gwh compared to the same period in 2014. The 7.6% decrease is primarily attributable to decreases in sales for resale and industrial usage. The decreases in sales for resale relate to increased opportunities for off-system sales during the first quarter of 2014 due to the cold weather that occurred during that period. The decrease in industrial usage was primarily attributable to a reduction in steel production due to the high level of imports that have impacted the steel market since the start of 2015.

Net Revenues
Net revenues for the second quarter of 2015 were $259.1 million, consistent with the same period in 2014. Trackers, which are offset in expense, increased net revenues by $5.7 million which were offset by lower industrial, residential and commercial usage of $6.0 million.
Net revenues for the six months ended June 30, 2015 were $529.2 million, an increase of $0.1 million from the same period in 2014. The increase in net revenues is due primarily to increased trackers, which are offset in expense, of $7.9 million, and higher net revenues of $5.2 million as a result of two electric transmission projects authorized by the MISO. Additionally, there were decreased fuel handling costs of $4.0 million and a higher return on the environmental capital investment recovery program of $3.8 million due to an increased plant balance eligible for recovery. These increases in net revenues were partially offset by lower off-system sales of $8.6 million, decreased industrial usage of $7.2 million and the effects of weather of $5.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and six months ended June 30, 2015 was a revenue decrease of $2.0 million and $24.7 million, respectively, compared to a revenue increase of $10.5 million and $30.8 million for the three and six months ended June 30, 2014, respectively.

Operating Income
For the second quarter of 2015, Electric Operations reported operating income of $45.7 million, a decrease of $17.2 million from the comparable 2014 period. Operating income decreased as a result of higher operating expenses. Operating expenses increased $17.2 million due primarily to higher environmental costs of $7.7 million, increased trackers, which are offset in net revenues, of $5.7 million and increased depreciation of $4.9 million.
For the six months ended June 30, 2015, Electric Operations reported operating income of $115.7 million, a decrease of $26.1 million from the comparable 2014 period. Operating income decreased as a result of higher operating expenses offset by increased net revenues, as described above. Operating expenses increased $26.2 million due primarily to higher environmental costs of $10.0 million, increased trackers, which are offset in net revenues, of $7.9 million and increased depreciation of $5.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Columbia Pipeline Group Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net Revenues
Transportation revenues	$211.3	$181.5	$462.4	$403.8
Storage revenues	49.0	49.3	99.0	99.2
Other revenues	55.6	112.7	94.3	186.1
Total Sales Revenues	315.9	343.5	655.7	689.1
Less: Cost of sales (excluding depreciation and amortization)	0.1	0.1	0.2	0.2
Net Revenues	315.8	343.4	655.5	688.9
Operating Expenses
Operation and maintenance	176.4	205.1	322.2	370.8
Depreciation and amortization	33.9	28.8	66.4	58.5
Gain on sale of assets	(8.3)	(0.3)	(13.6)	(17.8)
Other taxes	18.9	17.2	38.0	35.7
Total Operating Expenses	220.9	250.8	413.0	447.2
Equity Earnings in Unconsolidated Affiliates	13.7	11.1	29.1	20.9
Operating Income	$108.6	$103.7	$271.6	$262.6
Throughput (MMDth)
Columbia Transmission	215.3	194.2	706.3	653.7
Columbia Gulf	137.3	145.4	283.0	330.3
Crossroads Pipeline	3.5	3.5	8.6	9.2
Intrasegment eliminations	(11.4)	(21.6)	(40.1)	(83.2)
Total(1)	344.7	321.5	957.8	910.0
(1)This amount excludes storage injections.

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

Columbia Pipeline Group Operations’ most significant projects are as follows:

West Side Expansion (Columbia Gulf-Bi-Directional). This project will increase capacity by up to 540,000 Dth/d to transport Marcellus production originating in West Virginia to Gulf Coast markets on the Columbia Gulf system. A portion of the project was placed in service in the fourth quarter of 2014 and the remaining portion will be placed in service in the third quarter of 2015. The total investment for the project is $113 million.

Chesapeake LNG. This approximately $28 million project was placed into service the second quarter of 2015 and replaced 120,000 Dth/d of existing LNG peak shaving facilities nearing the end of their useful lives.

Big Pine Expansion. The Columbia Pipeline Group Operations segment is investing approximately $65 million to extend the Big Pine pipeline and add compression facilities that will add incremental capacity. The project will support Marcellus shale production in western Pennsylvania. The Columbia Pipeline Group Operations segment expects the project piping to be placed in service in the third quarter of 2015 and the compression to be placed in service in 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Columbia Pipeline Group Operations

East Side Expansion. The Columbia Pipeline Group Operations segment has received FERC authorization to construct facilities to provide access for production from the Marcellus shale to northeastern and mid-Atlantic markets. The approximately $275 million project will add 312,000 Dth/d of capacity and is expected to be placed in service in the fourth quarter of 2015.

Washington County Gathering. A producer has contracted with us to build an approximately 20 mile gas gathering system in southwestern Pennsylvania. The Columbia Pipeline Group Operations segment expects to invest approximately $120 million through 2018 with initial project in-service in the third quarter of 2015.

Kentucky Power Plant Project. The Columbia Pipeline Group Operations segment expects to invest approximately $25 million to construct 2.7 miles of 16-inch pipeline and other facilities to a power plant near Columbia Transmission’s Line P. This project will provide up to 72,000 Dth/d of new firm service and will be placed in service in the second quarter of 2016.

Utica Access Project. The Columbia Pipeline Group Operations segment expects to invest approximately $50 million to construct 4.7 miles of 24-inch pipeline to provide 205,000 Dth/d of new firm transportation to provide Utica production access to liquid trading points on Columbia Transmission's system. This project is expected to be placed in service in the fourth quarter of 2016.

Gibraltar Project. The Columbia Pipeline Group Operations segment intends to invest approximately $275 million to construct an approximately 1 MMDth/d dry gas header pipeline in southwest Pennsylvania. The Columbia Pipeline Group Operations segment expects this to be the first of multiple phases with an initial in-service in the third quarter of 2016.

Leach XPress. This project will provide approximately 1.5 MMDth/d of capacity from the Marcellus and Utica production regions to the Leach compressor station located on the Columbia Gulf system, TCO Pool, and other markets on the Columbia Transmission system. The Columbia Pipeline Group Operations segment expects the project, which involves an estimated investment of $1.4 billion, to be placed in service in the fourth quarter of 2017.

Rayne XPress. This project will transport approximately 1 MMDth/d of southwest Marcellus and Utica production from the Leach, Kentucky interconnect with Columbia Transmission towards the Rayne compressor station in southern Louisiana to reach various Gulf Coast markets. The Columbia Pipeline Group Operations segment expects the project, which involves an estimated investment of $380 million, to be placed in service in the fourth quarter of 2017.

Millennium Lateral. The Columbia Pipeline Group Operations segment intends to invest approximately $20 million through its ownership stake in Millennium Pipeline to construct approximately 8 miles of 16-inch pipeline to a new power plant situated near Waywayanda, New York. This project will provide up to 127,000 Dth/d of new firm capacity and will be placed in service in the fourth quarter of 2017.

Cameron Access Project. This project, which involves an investment of approximately $310 million, will provide 800,000 Dth/d of transportation capacity on the Columbia Gulf system to the Cameron LNG export terminal in Louisiana. The Columbia Pipeline Group Operations segment expects the project to be placed in service in the first quarter of 2018.

WB XPress. This project, which involves an investment of approximately $850 million, will expand Columbia Transmission's WB system in order to transport approximately 1.3 MMDth/d of Marcellus production to pipeline interconnects and East Coast markets, including access to the Cove Point LNG terminal. The Columbia Pipeline Group Operations segment expects this project to be placed in service in the fourth quarter of 2018.

Mountaineer XPress. This approximately $2 billion project will provide new takeaway capacity for Marcellus and Utica production. The project, which is expected to be placed in service in the fourth quarter of 2018, will provide up to 2.7 MMDth/d of firm transportation capacity on the Columbia Transmission system.

Gulf XPress. Gulf XPress will provide 860,000 Dth/d of firm transportation capacity for Marcellus and Utica production on the Columbia Gulf system. This project involves an investment of approximately $0.7 billion and is expected to be placed in service in the fourth quarter of 2018.

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

During the second quarter of 2015, Columbia Midstream made no contributions to Pennant and made contributions of $23.8 million to Pennant during the second quarter of 2014. No contributions were made to Pennant for the six months ended June 30, 2015 and contributions of $52.2 million were made for the six months ended June 30, 2014. Pennant distributed $1.5 million of earnings and returned $0.9 million of capital to Columbia Midstream during the three months ended June 30, 2015. No distributions were received from Pennant during the three months ended June 30, 2014. Pennant distributed $2.7 million of earnings and returned $2.2 million of capital to Columbia Midstream during the six months ended June 30, 2015. No distributions were received from Pennant during the six months ended June 30, 2014.

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

During the second quarter of 2015 and 2014, Columbia Transmission made no contributions to Millennium. During the six months ended June 30, 2015, Columbia Transmission made no contributions to Millennium Pipeline, and contributed $2.6 million for the six months ended June 30, 2014. Columbia Transmission received distributions of earnings of $7.6 million and $4.8 million for the three months ended June 30, 2015 and 2014, respectively, and $24.2 million and $11.9 million for the six months ended June 30, 2015 and 2014, respectively.

Hardy Storage. The Hardy Storage facility is a FERC-regulated interstate natural gas storage system, which consists of 29 storage wells in a depleted gas production field in Hampshire and Hardy counties, West Virginia, 36.7 miles of pipeline and 7,100 hp of installed capacity. The facility interconnects with Columbia Transmission and has approximately 12 MMDth of working gas capacity and 176,000 Dth/d of withdrawal capacity. Columbia owns a 50% interest in Hardy Storage and acts as operator for the system. A third party, Piedmont Natural Gas Company, Inc., owns the remaining 50% interest in Hardy Storage.

During the second quarter of 2015 and 2014, no contributions were made to Hardy Storage. During the six months ended 2015 and 2014, no contributions were made to Hardy Storage. Hardy Storage distributed $0.5 million of earnings to NiSource during each of the three months ended June 30, 2015 and 2014, and distributed $1.0 million of earnings to NiSource during each of the six months ended June 30, 2015 and 2014.

Nature of Sales
Columbia Transmission and Columbia Gulf compete for transportation customers based on the type of service a customer needs, operating flexibility, available capacity and price. Columbia Transmission and Columbia Gulf provide a significant portion of total transportation services under firm contracts and derive a smaller portion of revenues through interruptible contracts, with management seeking to maximize the portion of physical capacity sold under firm contracts.

Firm service contracts require pipeline capacity to be reserved for a given customer between certain receipt and delivery points. Firm customers generally pay a “capacity reservation” fee based on the amount of capacity being reserved regardless of whether the capacity is used, plus an incremental usage fee when the capacity is used. Annual capacity reservation revenues derived from firm service contracts generally remain constant over the life of the contract because the revenues are based upon capacity reserved and not whether the capacity is actually used. The high percentage of revenue derived from capacity reservation fees mitigates the risk of revenue fluctuations within the Gas Pipeline Group Operations segment due to changes in near-term supply and demand conditions. The following percentages exclude the impact of intrasegment revenues and tracker-related revenues. For the quarter ended June 30, 2015, approximately 94.5% of the transportation revenues were derived from capacity reservation fees paid under

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Columbia Pipeline Group Operations

firm contracts and 4.1% of the transportation revenues were derived from usage fees under firm contracts compared to approximately 94.3% and 3.9%, respectively, for the quarter ended June 30, 2014. For the six months ended June 30, 2015, approximately 94.2% of the transportation revenues were derived from the capacity reservation fees under firm contracts and 4.3% of the transportation revenue were derived from usage fees under firm contracts compared to approximately 93.4% and 4.6% respectively, for the six months ended June 30, 2014.

Interruptible transportation service is typically short term in nature and is generally used by customers that either do not need firm service or have been unable to contract for firm service. These customers pay a usage fee only for the volume of gas actually transported. The ability to provide this service is limited to available capacity not otherwise used by firm customers, and customers receiving services under interruptible contracts are not assured capacity in the pipeline facilities. Columbia Pipeline Group Operations provides interruptible service at competitive prices in order to capture short term market opportunities as they occur and interruptible service is viewed by management as an important strategy to optimize revenues from the gas transmission assets. For the quarters ended June 30, 2015 and 2014, approximately 1.3% and 1.8%, respectively, of the transportation revenues were derived from interruptible contracts. For the six months ended June 30, 2015 and 2014, approximately 1.5% and 2.1% respectively, of the transportation revenues were derived from interruptible contracts.

Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on regulatory matters for the Columbia Pipeline Group Operations segment.

Environmental Matters
Currently, various environmental matters impact the Columbia Pipeline Group Operations segment. As of June 30, 2015, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 17-C, “Other Commitments and Contingencies - Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Columbia Pipeline Group Operations segment.

Throughput
Columbia Transmission's throughput consists of gas transportation service deliveries to LDC city gates, to gas fired power plants, other industrial customers or other interstate pipelines in its market area. Columbia Transmission's market area covers portions of northeastern, mid-Atlantic, Midwestern, and southern states as well as the District of Columbia. Throughput for Columbia Gulf
reflects transportation services for gas delivered through its mainline and laterals. Crossroads Pipeline’s throughput comes from deliveries it makes to its customers and other pipelines that are located in northern Indiana and Ohio. Intersegment eliminations represent gas delivered to affiliated pipelines within the segment.

Throughput for the Columbia Pipeline Group Operations segment totaled 344.7 MMDth for the second quarter of 2015, compared to 321.5 MMDth for the same period in 2014. The increase of 23.2 MMDth primarily reflected increased transportation of Marcellus and Utica natural gas production and increased deliveries to the power generation plants of the LDCs.

Throughput for the Columbia Pipeline Group Operations segment totaled 957.8 MMDth for the six months ended June 30, 2015, compared to 910.0 MMDth for the same period in 2014. The increase of 47.8 MMDth primarily reflected increased transportation of Marcellus and Utica natural gas production.

Net Revenues
Net revenues were $315.8 million for the second quarter of 2015, a decrease of $27.6 million from the same period in 2014. The decrease in net revenues is due primarily to lower regulatory trackers, which are offset in expense, of $48.1 million and other miscellaneous decreases of $4.5 million. These decreases were partially offset by increased demand margin revenue of $25.0 million as a result of growth projects placed in service and new firm contracts.

Net revenues were $655.5 million for the six months ended June 30, 2015, a decrease of $33.4 million from the same period in 2014. The decrease in net revenues is due primarily to lower regulatory trackers, which are offset in expense, of $75.5 million and decreased mineral rights royalty revenue of $4.1 million. These decreases were partially offset by increased demand margin revenue of $55.7 million as a result of growth projects placed in service and new firm contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Columbia Pipeline Group Operations

Operating Income
Operating income was $108.6 million for the second quarter of 2015, an increase of $4.9 million from the second quarter of 2014. Operating income increased as a result of decreased operating expenses and higher equity earnings, partially offset by lower net revenues, as described above. Operating expenses were $29.9 million lower due to a decrease in regulatory trackers, which are offset in net revenues, of $48.1 million and higher gains on the sale of assets of $8.0 million primarily resulting from increased gains on conveyances of mineral interests. These decreases in operating expenses were partially offset by higher outside service costs of $7.8 million, increased employee and administrative expenses of $7.4 million and higher depreciation of $5.1 million. Equity Earnings increased $2.6 million due to increased earnings at Pennant.

Operating income was $271.6 million for the six months ended June 30, 2015, an increase of $9.0 million from the comparable 2014 period. Operating income increased as a result of lower operating expenses and increased equity earnings partially offset by lower net revenues, as described above. Operating expenses were $34.2 million lower than the comparable period primarily as a result of decreased regulatory trackers, which are offset in net revenues, of $75.5 million. This decrease in operating expenses was partially offset by higher employee and administrative expenses of $14.8 million, increased outside service costs of $9.7 million and higher depreciation of $7.9 million. Additionally, there were decreased gains on the conveyances of mineral interests of $4.2 million and increased other taxes of $2.3 million. Equity earnings increased $8.2 million primarily due to higher earnings at Pennant and Millennium.

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

Changes in Internal Controls
During the quarter ended June 30, 2015, NiSource implemented the final phase of a multi-year process of migrating all of its subsidiaries to a common general ledger system. During this phase, NIPSCO and NiSource Corporate Services migrated to this new general ledger system. The implementation is not being made in response to any deficiency in our internal controls. This implementation has resulted in certain changes to business processes and internal controls impacting our financial reporting. NiSource has taken steps to monitor and maintain appropriate internal control over financial reporting during this phase and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

The Company is party to certain claims and legal proceedings arising in the ordinary course of business, none of which is deemed to be individually significant at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s cash flows in the periods the Company would be required to pay such liability.

ITEM 1A. RISK FACTORS
NiSource Inc.

NiSource’s operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of the Company’s common stock. In light of the Separation, the following risks and uncertainties amend and restate those previously disclosed in NiSource’s most recent Annual Report on Form 10-K for the year ended December 31, 2014.

NiSource has substantial indebtedness which could adversely affect its financial condition.
NiSource had total consolidated indebtedness of $9,485.6 million outstanding as of June 30, 2015, of which $2,765.9 million was attributable to Columbia Pipeline Group. The Company’s substantial indebtedness could have important consequences. For example, it could:

•	limit the Company’s ability to borrow additional funds or increase the cost of borrowing additional funds;

•	reduce the availability of cash flow from operations to fund working capital, capital expenditures and other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in the business and the industries in which it operates;

•	lead parties with whom NiSource does business to require additional credit support, such as letters of credit, in order for NiSource to transact such business;

•	place NiSource at a competitive disadvantage compared to competitors that are less leveraged;

•	increase vulnerability to general adverse economic and industry conditions; and

•	limit the ability of the Company to execute on its growth strategy, which is dependent upon access to capital to fund its substantial investment program.
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

On June 17, 2015, with consideration of the Separation, Moody's affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On June 18, 2015, with consideration of the Separation, Standard & Poor's raised the senior unsecured ratings for NiSource and its subsidiaries to BBB+ and the commercial paper rating to A-2. Standard & Poor's outlook for NiSource and all of its subsidiaries is Stable. On June 18, 2015, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is Positive in anticipation of the Separation. Although all ratings continue to be investment grade, a downgrade by Fitch would result in a rating that is below investment grade. NiSource is committed to maintaining its investment grade credit ratings.

The Company’s credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. Therefore, there is no assurance that NiSource will continue to maintain such investment grade credit ratings in the future.
Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2015 the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $41.3 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

If a rating agency were to downgrade the Company’s rating below investment grade, its borrowing costs would increase and our funding sources could decrease. In addition, a failure by us to maintain an investment grade rating could affect our business relationships with suppliers and operating partners.

ITEM 1A. RISK FACTORS
NiSource Inc.

NiSource may not be able to execute its growth strategy as planned.

Because of changes in the business or regulatory environment, NiSource may not be able to execute its business plan as intended. NiSource’s customer and regulatory initiatives may not achieve planned results. In addition, NiSource’s growth plan relies on the continued view of natural gas as an economically and ecologically attractive fuel. Any developments that cause natural gas no longer to be seen as a favored fuel could adversely affect our results of operations and growth prospects.
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

ITEM 1A. RISK FACTORS
NiSource Inc.

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
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on normal weather, which represents a long-term historical average. Significant variations from normal weather could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage is sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased costs, thus affecting NiSource’s financial results. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and the impact of macro-economic drivers such as unemployment, consumption and consumer confidence, which could also affect NiSource’s financial results.
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

ITEM 1A. RISK FACTORS
NiSource Inc.

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
NiSource has significant goodwill and definite-lived intangible assets. An impairment of goodwill or definite-lived intangible assets could result in a significant charge to earnings and negatively impact NiSource's compliance with certain covenants under financing agreements.
In accordance with GAAP, NiSource tests goodwill for impairment at least annually and reviews its definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill also is tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. NiSource would be required to record a charge in the financial statements during the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under certain financing agreements. NiSource is subject to a financial covenant under its five-year revolving credit facility, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of June 30, 2015, the ratio was 56.0%.
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

Transportation and storage of natural gas, as well as the distribution of natural gas, and the generation, transmission and distribution of electricity involve numerous risks that may result in accidents and other operating risks and costs.
NiSource's gas distribution, gas transmission and storage activities, as well as generation, transmission, and distribution of electricity involve a variety of inherent hazards and operating risks, such as gas leaks, downed power lines, accidents, including third-party damages, large scale outages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury or loss of life to employees and the general public, significant damage to property, environmental pollution, impairment of its operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial losses to NiSource. In accordance with customary industry practice, NiSource maintains insurance against some, but not all, of these risks and losses. The location of pipelines and storage facilities, or generation, transmission, substations and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events could adversely affect NiSource's financial position and results of operations.
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
A disruption or failure of natural gas distribution systems or within electric generation, transmission or distribution systems in the event of a major hurricane, tornado, terrorist attack or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. NiSource has experienced disruptions in the past from hurricanes and tornadoes and other events of this nature. The cost, availability and sufficiency of insurance for these risks could adversely affect NiSource’s results of operations, financial position and cash flows.
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
Additionally, NiSource's information systems experience ongoing, often sophisticated, cyber-attacks by a variety of sources with the apparent aim to breach NiSource's cyber-defenses. Although NiSource attempts to maintain adequate defenses to these attacks and works through industry groups and trade associations to identify common threats and assess NiSource's countermeasures, a security breach of NiSource's information systems could (i) impact the reliability of NiSource's generation, transmission, storage and distribution systems and potentially negatively impact NiSource's compliance with certain mandatory reliability standards, (ii) subject NiSource to harm associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to NiSource's customers or employees, and/or (iii) impact NiSource's ability to manage NiSource's businesses.
NiSource's capital projects and programs subject the Company to construction risks and natural gas costs and supply risks.
NiSource is engaged in an intrastate natural gas pipeline modernization program to maintain system integrity and enhance service reliability and flexibility. NIPSCO also is currently engaged in a number of capital projects, including air-quality related improvements to its electric generating stations, as well as the construction of new transmission facilities. As NiSource undertakes these projects and programs, it may not be able to complete them on schedule or at the anticipated costs. Additionally, NiSource may construct or purchase some of these projects and programs to capture anticipated future growth in natural gas production, which may not materialize, and may cause the construction to occur over an extended period of time. NiSource also may not receive material increases in revenue and cash flows until after the completion of the projects and programs.

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
Following the Separation, all of the entities formerly included in NiSource's Columbia Pipeline Group Operations segment have been separated from NiSource and are held by a separate publicly traded company (CPG). The related assets are no longer held by subsidiaries of NiSource, which may negatively affect NiSource's ability to service its debt obligations or pay dividends.
The Separation may not achieve the intended benefits and may result in significant tax liabilities.
NiSource cannot predict with certainty when the benefits expected from the Separation will occur or the extent to which they will be achieved, if at all. Furthermore, there are various uncertainties and risks relating to the process of the Separation that could have a negative impact on our financial condition, results of operations and cash flows, including disruption of our operations and impairment of our relationship with regulators, key personnel, customers and vendors.
As a result of the completion of the Separation, NiSource faces new and unique risks, including having fewer assets, reduced financial resources and less diversification of revenue sources. In addition, the changes in the Company’s operational and financial profile may not meet some or all of its stockholders’ investment strategies, which could cause investors to sell their NiSource shares and otherwise decrease demand for shares of NiSource common stock. This may cause the relative market price of NiSource common stock to decrease, and the market price of NiSource common stock may be subject to greater volatility following the completion of the Separation.
The Separation was conditioned on the receipt by NiSource of a legal opinion to the effect that the distribution of CPG shares to NiSource stockholders is expected to qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. Even though NiSource has received such an opinion, the Internal Revenue Service could determine on audit that the distribution is taxable. Both NiSource and its stockholders could incur significant U.S. federal income tax liabilities if taxing authorities conclude the distribution is taxable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(2.1)
Separation and Distribution Agreement, dated as of June 30, 2015, by and between NiSource Inc. and Columbia Pipeline Group, Inc. (“CPG”) (incorporated by reference to Exhibit 2.1 to the NiSource Inc. Form 8-K filed on July 2, 2015). +

(3.1)	Amended and Restated Certificate of Incorporation (amendments approved by the NiSource stockholders at the Annual Meeting held May 12, 2015).**

(4.1)
Indenture, dated as of May 22, 2015, by and among CPG, CPG OPCO LP, Columbia Energy Group, and CPG OPCO GP LLC (the “Guarantors”) and U.S Bank National Association, as Trustee, governing the Notes (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 22, 2015).

(4.2)
Registration Rights Agreement, dated as of May 22, 2015, by and among CPG, the Guarantors, and J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., Scotia Capital (USA) Inc., relating to the Notes (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on May 22, 2015).

(4.3)	Form of 2.45% Senior Note due 2018 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 22, 2015).

(4.4)	Form of 3.30% Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 22, 2015).

(4.5)	Form of 4.50% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 22, 2015).

(4.6)	Form of 5.80% Senior Note due 2045 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 22, 2015).

(10.1)	2010 Omnibus Incentive Plan (incorporated by reference to Exhibit C to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held May 12, 2015, filed on April 7, 2015).*

(10.2)
Tax Allocation Agreement, dated as of June 30, 2015, by and between NiSource Inc. and Columbia Pipeline Group, Inc. (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on July 2, 2015).

(10.3)
Employee Matters Agreement, dated as of June 30, 2015, by and between NiSource Inc. and Columbia Pipeline Group, Inc. (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 8-K filed on July 2, 2015).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement of NiSource Inc.
**	Exhibit filed herewith.
+	The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

NiSource Inc.
(Registrant)

Date:	August 3, 2015	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)