Form 10-Q
period 2015-09-30
NISOURCE INC/DE
filed 2015-11-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 318,671,280 shares outstanding at October 27, 2015.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Capital Markets	NiSource Capital Markets, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia OpCo	CPG OpCo LP
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corp.

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
BNS	Bank of Nova Scotia
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CAMR	Clean Air Mercury Rule
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
DPU	Department of Public Utilities
DSM	Demand Side Management
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EGUs	Electric Utility Generating Units
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board

DEFINED TERMS (continued)

FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FIP	Federal Implementation Plan
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDCs	Local distribution companies
LIFO	Last-in, first-out
MATS	Mercury and Air Toxics Standards
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
NAAQS	National Ambient Air Quality Standards
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PNC	PNC Bank, N.A.
Pure Air	Pure Air on the Lake LP
Separation
The separation of NiSource's natural gas pipeline, midstream and storage business from NiSource's natural gas and electric utility business accomplished through the pro rata distribution by NiSource to holders of its outstanding common stock of all the outstanding shares of common stock of CPG. The Separation was completed on July 1, 2015.

ppb	Parts per billion
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RA	Resource Adequacy
RAAF	Residential Assistance Adjustment Factor
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TSA	Transition Services Agreement
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Net Revenues
Gas Distribution	$208.9	$240.3	$1,595.5	$1,878.8
Gas Transportation	172.1	170.5	739.9	710.5
Electric	428.4	424.6	1,198.7	1,279.4
Other	7.8	2.8	19.9	10.4
Gross Revenues	817.2	838.2	3,554.0	3,879.1
Cost of Sales (excluding depreciation and amortization)	209.1	262.4	1,307.3	1,769.6
Total Net Revenues	608.1	575.8	2,246.7	2,109.5
Operating Expenses
Operation and maintenance	311.1	327.4	1,076.9	990.5
Depreciation and amortization	132.5	123.8	391.0	363.1
Loss on sale of assets	1.1	0.1	1.2	1.5
Other taxes	53.7	53.4	197.2	192.2
Total Operating Expenses	498.4	504.7	1,666.3	1,547.3
Operating Income	109.7	71.1	580.4	562.2
Other Income (Deductions)
Interest expense, net	(94.9)	(94.7)	(285.9)	(287.4)
Other, net	5.8	5.7	11.6	13.4
Loss on early extinguishment of long-term debt	—	—	(97.2)	—
Total Other Deductions	(89.1)	(89.0)	(371.5)	(274.0)
Income (Loss) from Continuing Operations before Income Taxes	20.6	(17.9)	208.9	288.2
Income Taxes	5.8	(0.7)	74.7	111.5
Income (Loss) from Continuing Operations	14.8	(17.2)	134.2	176.7
(Loss) Income from Discontinued Operations - net of taxes	(19.7)	48.6	108.5	199.1
Net (Loss) Income	(4.9)	31.4	242.7	375.8
Less: Net income attributable to noncontrolling interest	—	—	15.6	—
Net (Loss) Income attributable to NiSource	$(4.9)	$31.4	$227.1	$375.8

Amounts attributable to NiSource:
Income (Loss) from continuing operations	$14.8	$(17.2)	$134.2	$176.7
(Loss) Income from discontinued operations	(19.7)	48.6	92.9	199.1
Net (Loss) Income attributable to NiSource	$(4.9)	$31.4	$227.1	$375.8
Basic (Loss) Earnings Per Share
Continuing operations	$0.05	$(0.05)	$0.42	$0.56
Discontinued operations	(0.07)	0.15	0.30	0.63
Basic (Loss) Earnings Per Share	$(0.02)	$0.10	$0.72	$1.19
Diluted (Loss) Earnings Per Share
Continuing operations	$0.05	$(0.05)	$0.42	$0.56
Discontinued operations	(0.07)	0.15	0.29	0.63
Diluted (Loss) Earnings Per Share	$(0.02)	$0.10	$0.71	$1.19
Dividends Declared Per Common Share	$0.31	$0.26	$0.83	$1.02
Basic Average Common Shares Outstanding	318.1	315.4	317.4	314.9
Diluted Average Common Shares	321.5	315.4	320.7	316.0
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2015	2014	2015	2014
Net (Loss) Income	$(4.9)	$31.4	$242.7	$375.8
Other comprehensive income
Net unrealized gain (loss) on available-for-sale securities(1)	0.3	(0.6)	—	0.2
Net unrealized gain on cash flow hedges(2)	0.2	0.6	1.8	1.9
Unrecognized pension and OPEB benefit (cost)(3)	(0.2)	(0.2)	2.7	(0.1)
Total other comprehensive income (loss)	0.3	(0.2)	4.5	2.0
Comprehensive (Loss) Income	$(4.6)	$31.2	$247.2	$377.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	15.6	—
Comprehensive (Loss) Income attributable to NiSource	$(4.6)	$31.2	$231.6	$377.8
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.2 million tax expense and $0.3 million tax benefit in the third quarter of 2015 and 2014, respectively, and zero and $0.1 million tax expense for the first nine months of 2015 and 2014, respectively.

(2) Net unrealized gains on derivatives qualifying as cash flow hedges, net of $0.2 million and $0.4 million tax expense in the third quarter of 2015 and 2014, respectively, and $1.1 million and $1.2 million tax expense for the first nine months of 2015 and 2014, respectively.

(3) Unrecognized pension and OPEB (cost) benefit net of $0.1 million and zero tax benefit in the third quarter of 2015 and 2014, respectively, and $2.1 million tax expense and $0.7 million tax benefit for the first nine months of 2015 and 2014, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2015	December 31, 2014
ASSETS
Property, Plant and Equipment
Utility plant	$18,484.8	$17,668.4
Accumulated depreciation and amortization	(6,811.5)	(6,629.5)
Net utility plant	11,673.3	11,038.9
Other property, at cost, less accumulated depreciation	17.4	18.5
Net Property, Plant and Equipment	11,690.7	11,057.4
Investments and Other Assets
Unconsolidated affiliates	6.7	8.3
Other investments	195.8	204.8
Total Investments and Other Assets	202.5	213.1
Current Assets
Cash and cash equivalents	31.7	24.9
Restricted cash	27.9	24.9
Accounts receivable (less reserve of $20.7 and $24.9, respectively)	500.5	920.8
Gas inventory	398.9	440.3
Underrecovered gas costs	7.1	32.0
Materials and supplies, at average cost	84.2	81.1
Electric production fuel, at average cost	81.1	64.8
Exchange gas receivable	19.7	28.3
Assets of discontinued operations	—	341.3
Regulatory assets	183.7	187.4
Deferred income taxes	227.1	214.2
Prepayments and other	75.9	106.5
Total Current Assets	1,637.8	2,466.5
Other Assets
Regulatory assets	1,507.5	1,544.5
Goodwill	1,690.7	1,690.7
Intangible assets	256.4	264.7
Assets of discontinued operations	—	7,546.0
Deferred charges and other	70.3	83.4
Total Other Assets	3,524.9	11,129.3
Total Assets	$17,055.9	$24,866.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2015	December 31, 2014
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 318,474,781 and 316,037,421 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	5,078.6	4,787.6
Retained (deficit) earnings	(1,182.7)	1,494.0
Accumulated other comprehensive loss	(19.6)	(50.6)
Treasury stock	(79.2)	(58.9)
Total Common Stockholders’ Equity	3,800.3	6,175.3
Long-term debt, excluding amounts due within one year	6,133.5	8,155.9
Total Capitalization	9,933.8	14,331.2
Current Liabilities
Current portion of long-term debt	442.6	266.6
Short-term borrowings	107.2	1,576.9
Accounts payable	349.2	610.1
Dividends payable	49.3	—
Customer deposits and credits	255.4	280.9
Taxes accrued	137.0	169.2
Interest accrued	77.5	140.7
Overrecovered gas and fuel costs	169.2	45.6
Exchange gas payable	66.8	101.5
Deferred revenue	9.3	3.4
Regulatory liabilities	120.2	61.1
Accrued liability for postretirement and postemployment benefits	5.2	5.3
Liabilities of discontinued operations	—	369.0
Legal and environmental	36.8	22.7
Accrued compensation and employee benefits	125.9	166.8
Other accruals	121.7	144.5
Total Current Liabilities	2,073.3	3,964.3
Other Liabilities and Deferred Credits
Deferred income taxes	2,513.9	2,380.0
Deferred investment tax credits	15.4	17.1
Deferred credits	99.4	100.9
Accrued liability for postretirement and postemployment benefits	665.2	733.9
Liabilities of discontinued operations	—	1,616.3
Regulatory liabilities	1,387.1	1,379.6
Asset retirement obligations	181.2	136.2
Other noncurrent liabilities	186.6	206.8
Total Other Liabilities and Deferred Credits	5,048.8	6,570.8
Commitments and Contingencies (Refer to Note 16, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$17,055.9	$24,866.3
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2015	2014
Operating Activities
Net Income	$242.7	$375.8
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	97.2	—
Depreciation and amortization	391.0	363.1
Net changes in price risk management assets and liabilities	2.0	1.9
Deferred income taxes and investment tax credits	60.1	110.1
Deferred revenue	7.3	(0.4)
Stock compensation expense and 401(k) profit sharing contribution	38.6	50.2
Loss on sale of assets	1.2	1.5
Income from unconsolidated affiliates	0.8	0.6
Income from discontinued operations - net of taxes	(108.5)	(199.1)
Amortization of debt related costs	6.8	7.5
AFUDC equity	(7.7)	(7.4)
Changes in Assets and Liabilities
Accounts receivable	420.3	360.3
Inventories	19.8	(170.5)
Accounts payable	(287.5)	(228.7)
Customer deposits and credits	(25.5)	(5.0)
Taxes accrued	(30.6)	(31.1)
Interest accrued	(63.1)	(54.7)
Over (Under) recovered gas and fuel costs	148.5	(19.2)
Exchange gas receivable/payable	(26.1)	(57.2)
Other accruals	(57.1)	(29.5)
Prepayments and other current assets	30.1	33.9
Regulatory assets/liabilities	111.1	(18.1)
Postretirement and postemployment benefits	(61.0)	(86.7)
Deferred credits	(1.3)	10.7
Deferred charges and other noncurrent assets	10.8	5.5
Other noncurrent liabilities	(13.6)	5.3
Net Operating Activities from Continuing Operations	906.3	418.8
Net Operating Activities from Discontinued Operations	287.6	467.7
Net Cash Flows from Operating Activities	1,193.9	886.5
Investing Activities
Capital expenditures	(923.4)	(914.3)
Proceeds from disposition of assets	4.3	1.6
Restricted cash deposits	(3.0)	(8.1)
Cash contributions from CPG	3,798.2	—
Other investing activities	(39.9)	(7.4)
Net Investing Activities from (used for) Continuing Operations	2,836.2	(928.2)
Net Investing Activities used for Discontinued Operations	(430.0)	(584.0)
Net Cash Flows from (used for) Investing Activities	2,406.2	(1,512.2)
Financing Activities
Cash of CPG at Separation	(136.8)	—
Issuance of long-term debt	—	748.4
Repayments of long-term debt and capital lease obligations	(1,859.1)	(517.1)
Premiums and other debt related costs	(93.5)	—
Change in short-term borrowings, net	(1,396.6)	612.3
Issuance of common stock	17.9	22.4
Acquisition of treasury stock	(20.3)	(10.2)
Dividends paid - common stock	(214.0)	(239.2)
Net Financing Activities (used for) from Continuing Operations	(3,702.4)	616.6
Net Financing Activities from Discontinued Operations	108.6	—
Net Cash Flows (used for) from Financing Activities	(3,593.8)	616.6
Change in cash and cash equivalents from continuing operations	40.1	107.2
Change in cash and cash equivalents used for discontinued operations	(33.8)	(116.3)
Change in cash included in discontinued operations	0.5	(0.1)
Cash and cash equivalents at beginning of period	24.9	26.5
Cash and Cash Equivalents at End of Period	$31.7	$17.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of January 1, 2015	$3.2	$(58.9)	$4,787.6	$1,494.0	$(50.6)	$6,175.3
Comprehensive Income:
Net Income attributable to NiSource	—	—	—	227.1	—	227.1
Other comprehensive income, net of tax	—	—	—	—	4.5	4.5
Allocation of AOCI to noncontrolling interest(2)	—	—	—	—	2.0	2.0
Common stock dividends ($0.83 per share)	—	—	—	(263.5)	—	(263.5)
Distribution of CPG stock to shareholders (Note 4)	—	—	—	(2,640.3)	24.5	(2,615.8)
Treasury stock acquired	—	(20.3)	—	—	—	(20.3)
Issued:
Employee stock purchase plan	—	—	4.0	—	—	4.0
Long-term incentive plan	—	—	17.0	—	—	17.0
401(k) and profit sharing issuance	—	—	36.7	—	—	36.7
Dividend reinvestment plan	—	—	6.2	—	—	6.2
Sale of interest in Columbia OpCo to CPPL(1)(2)	—	—	227.1	—	—	227.1
Balance as of September 30, 2015	$3.2	$(79.2)	$5,078.6	$(1,182.7)	$(19.6)	$3,800.3
(1) Represents the purchase of an additional 8.4% limited partner interest in Columbia OpCo by an affiliate of CPG, recorded at the historical carrying value of Columbia OpCo's net assets after giving effect to the $1,168.4 million equity contribution from CPPL's IPO completed on February 11, 2015.
(2)This transaction, which occurred prior to the Separation, was distributed through retained earnings as part of the Separation on July 1, 2015.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation

The accompanying Condensed Consolidated Financial Statements (unaudited) for NiSource Inc. ("NiSource" or the “Company”) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America. The accompanying financial statements contain the accounts of the Company and its majority-owned or controlled subsidiaries. The results of operations of the former Columbia Pipeline Group Operations segment have been classified as discontinued operations for all periods presented. See Note 4, "Discontinued Operations," for further information.

Unless otherwise indicated, the information in the Notes to the Condensed Consolidated Financial Statements (unaudited) relates to NiSource's continuing operations.
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
2.    Recent Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 replaces the current lower of cost or market test with a lower of cost or net realizable value test. The new standard applies only to inventories for which cost is determined by methods other than LIFO and the retail inventory method (RIM). NiSource is required to adopt ASU 2015-11 for periods beginning after December 15, 2016, including interim periods, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-11 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.    Earnings Per Share

Basic EPS is computed by dividing net income attributable to NiSource by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The numerator in calculating both basic and diluted EPS for each period is reported net income attributable to NiSource. The computation of diluted average common shares for the three months ended September 30, 2014 is not presented since NiSource had a loss from continuing operations on the Condensed Statements of Consolidated (Loss) Income (unaudited) during the period and any incremental shares would have an antidilutive effect on EPS. The computation of diluted average common shares is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2015	2015	2014
Denominator
Basic average common shares outstanding	318,090	317,390	314,889
Dilutive potential common shares:
Stock options	—	—	30
Shares contingently issuable under employee stock plans	—	—	649
Shares restricted under stock plans(1)	3,375	3,328	438
Diluted Average Common Shares	321,465	320,718	316,006
(1)Change due to Separation-related adjustments, see Note 15, "Share-Based Compensation."

4.    Discontinued Operations

On July 1, 2015, NiSource completed the Separation of CPG from NiSource through a special pro rata stock dividend, distributing one share of CPG common stock for every one share of NiSource common stock held by any NiSource stockholder on June 19, 2015, the record date. The Separation resulted in two stand-alone energy infrastructure companies: NiSource, a fully regulated natural gas and electric utilities company, and CPG, a natural gas pipeline, midstream and storage company. As a stand-alone company, CPG's operations consist of substantially all of NiSource's Columbia Pipeline Group Operations segment prior to the Separation. NiSource retained no ownership interest in CPG. On the date of the Separation, CPG consisted of approximately $9.2 billion of assets, $5.6 billion of liabilities and $3.6 billion of equity.

The results of operations and cash flows for the former Columbia Pipeline Group Operations segment have been reported as discontinued operations for all periods presented. Additionally, the assets and liabilities of the former Columbia Pipeline Group Operations segment were reclassified as assets and liabilities of discontinued operations for all prior periods.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Results from discontinued operations are provided in the following table. These results are primarily from NiSource's former Columbia Pipeline Group Operations segment.

	Three Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2015
(in millions)	Columbia Pipeline Group Operations		Corporate and Other	Total	Columbia Pipeline Group Operations		Corporate and Other	Total
Net Revenues
Transportation and storage revenues	$—		$—	$—	$561.4		$—	$561.4
Other revenues	—		—	—	94.3		—	94.3
Total Sales Revenues	—		—	—	655.7		—	655.7
Less: Cost of sales (excluding depreciation and amortization)	—		—	—	0.2		—	0.2
Net Revenues	—		—	—	655.5		—	655.5
Operating Expenses
Operation and maintenance	5.5	(1)	—	5.5	374.8	(1)	—	374.8
Depreciation and amortization	—		—	—	66.4		—	66.4
Gain on sale of assets	—		—	—	(13.6)		—	(13.6)
Other taxes	—		—	—	38.0		—	38.0
Total Operating Expenses	5.5		—	5.5	465.6		—	465.6
Equity Earnings in Unconsolidated Affiliates	—		—	—	29.1		—	29.1
Operating (Loss) Income from discontinued operations	(5.5)		—	(5.5)	219.0		—	219.0
Other Income (Deductions)
Interest expense, net	—		—	—	(37.1)		—	(37.1)
Other, net	—		—	—	7.8		(0.6)	7.2
Total Other Deductions	—		—	—	(29.3)		(0.6)	(29.9)
(Loss) Income from Discontinued Operations before Income Taxes	(5.5)		—	(5.5)	189.7		(0.6)	189.1
Income Taxes	14.2	(2)	—	14.2	80.9		(0.3)	80.6
(Loss) Income from Discontinued Operations - net of taxes	$(19.7)		$—	$(19.7)	$108.8		$(0.3)	$108.5
(1) Includes approximately $5.5 million and $54.4 million for the three and nine months ended September 30, 2015, of transaction costs related to the Separation.
(2) Primarily attributable to the write-off of consolidated state income tax benefits resulting from the Separation.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended				Nine Months Ended
	September 30, 2014				September 30, 2014
(in millions)	Columbia Pipeline Group Operations		Corporate and Other	Total	Columbia Pipeline Group Operations		Corporate and Other	Total
Net Revenues
Transportation and storage revenues	$243.1		$—	$243.1	$746.1		$—	$746.1
Other revenues	74.5		—	74.5	260.6		—	260.6
Total Sales Revenues	317.6		—	317.6	1,006.7		—	1,006.7
Less: Cost of sales (excluding depreciation and amortization)	—		—	—	0.2		—	0.2
Net Revenues	317.6		—	317.6	1,006.5		—	1,006.5
Operating Expenses
Operation and maintenance	202.1	(1)	—	202.1	573.3	(1)	—	573.3
Depreciation and amortization	29.2		—	29.2	87.7		—	87.7
Gain on sale of assets	(3.0)		—	(3.0)	(20.8)		—	(20.8)
Other taxes	14.6		—	14.6	50.3		—	50.3
Total Operating Expenses	242.9		—	242.9	690.5		—	690.5
Equity Earnings in Unconsolidated Affiliates	12.0		—	12.0	32.9		—	32.9
Operating Income from discontinued operations	86.7		—	86.7	348.9		—	348.9
Other Income (Deductions)
Interest expense, net	(14.9)		—	(14.9)	(40.4)		—	(40.4)
Other, net	3.5		(0.2)	3.3	7.8		(1.0)	6.8
Total Other Deductions	(11.4)		(0.2)	(11.6)	(32.6)		(1.0)	(33.6)
Income (Loss) from Discontinued Operations before Income Taxes	75.3		(0.2)	75.1	316.3		(1.0)	315.3
Income Taxes	26.6		(0.1)	26.5	116.6		(0.4)	116.2
Income (Loss) from Discontinued Operations - net of taxes	$48.7		$(0.1)	$48.6	$199.7		$(0.6)	$199.1
(1) Includes approximately $9.3 million and $12.8 million for the three and nine months ended September 30, 2014, of transaction costs related to the Separation.

CPG’s financing requirements prior to the private placement of senior notes on May 22, 2015 were satisfied through borrowings from NiSource Finance. Interest expense from discontinued operations primarily represents net interest charged to CPG from NiSource Finance, less AFUDC. Subsequent to May 22, 2015, interest expense from discontinued operations also includes interest incurred on CPG’s private placement of $2,750.0 million of senior notes.

Continuing Involvement
Natural gas transportation and storage services provided to NiSource by CPG were $31.6 million and $105.4 million for the three and nine months ended September 30, 2015 and $31.9 million and $106.3 million for the three and nine months ended September 30, 2014. Prior to July 1, 2015, these costs were eliminated in consolidation. Beginning July 1, 2015, these costs and associated cash flows represent third-party transactions with CPG and are not eliminated in consolidation, as such services have continued subsequent to the Separation and are expected to continue for the foreseeable future.

As a result of the Separation, NiSource and CPG entered into a Transition Services Agreement (TSA). NiSource expects the TSA to terminate within 18 months from the date of the Separation. The TSA sets forth the terms and conditions for NiSource and CPG to provide certain transition services to one another. NiSource will provide CPG certain information technology, financial and accounting, human resource and other specified services. For the period July 1, 2015 to September 30, 2015, the amounts NiSource billed CPG for these services were not significant.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There were no assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheet (unaudited) at September 30, 2015.

The assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheet (unaudited) at December 31, 2014 were:

December 31, 2014
(in millions)	Columbia Pipeline Group Operations
Current Assets
Cash and cash equivalents	$0.5
Accounts receivable, net	149.3
Gas inventory	4.8
Materials and supplies, at average cost	24.9
Exchange gas receivable	34.8
Regulatory assets	6.1
Deferred income taxes	57.9
Prepayments and other	63.0
Total current assets	$341.3
Noncurrent Assets
Net property, plant and equipment	$4,959.7
Goodwill	1,975.5
Unconsolidated affiliates	444.3
Other investments	5.6
Regulatory assets	151.9
Deferred charges and other	9.0
Total noncurrent assets	$7,546.0

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

December 31, 2014
(in millions)	Columbia Pipeline Group Operations
Current Liabilities
Accounts payable	$60.5
Customer deposits and credits	13.4
Taxes accrued	106.9
Exchange gas payable	34.7
Deferred revenue	22.2
Regulatory liabilities	1.3
Accrued liability for postretirement and postemployment benefits	0.6
Legal and environmental	1.5
Accrued capital expenditures	61.1
Other accruals	66.8
Total current liabilities	$369.0
Noncurrent Liabilities
Deferred income taxes	$1,272.2
Deferred investment tax credits	0.2
Deferred credits	0.2
Accrued liability for postretirement and postemployment benefits(1)	(58.0)
Regulatory liabilities	294.2
Asset retirement obligations	23.2
Other noncurrent liabilities	84.3
Total noncurrent liabilities	$1,616.3
(1) Represents Columbia Pipeline Group segment's overfunded position in NiSource's net underfunded other postretirement plan.

5.    Asset Retirement Obligations
Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as “Regulatory liabilities” on the Condensed Consolidated Balance Sheets (unaudited).

Changes in NiSource’s liability for asset retirement obligations for the nine months ended September 30, 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
Balance as of January 1,	$136.2	$148.1
Accretion recorded as a regulatory asset/liability	5.9	6.3
Additions	6.4	0.3
Settlements	(4.3)	(1.3)
Change in estimated cash flows(1)	37.0	(7.4)
Balance as of September 30,	$181.2	$146.0
(1) The current year change in estimated cash flows is primarily attributable to estimated costs associated with the EPA's final rule for regulation of CCRs and changes to cost estimates for certain solid waste management units. See Note 16, "Other Commitments and Contingencies," for additional information on CCRs.

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

On March 19, 2015, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of $46.2 million annually. The case is driven by Columbia of Pennsylvania’s capital investment program which exceeds $197.0 million in 2015 and $211.0 million in 2016 as well as costs to train and comply with pipeline safety-related operation and maintenance expenditures. Columbia of Pennsylvania's request for rate relief includes the recovery of costs that are projected to be incurred after the implementation of new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. On August 27, 2015, the parties to the case filed a joint petition for approval of a settlement that features an annual revenue increase of $28.0 million. New rates are expected to go into effect during the fourth quarter of 2015.

On April 16, 2015, Columbia of Massachusetts filed a base rate case with the Massachusetts DPU. The case, which sought increased annual revenues of approximately $49.0 million, was designed to support Columbia of Massachusetts' continued focus on providing safe and reliable service in compliance with increasing state and federal regulations and oversight, and recovery of associated increased operations and maintenance costs. Columbia of Massachusetts arrived at a settlement agreement with the Massachsuetts Attorney General in the case which was filed for approval with the Massachusetts DPU on August 19, 2015 and approved on October 7, 2015. The settlement agreement provides for increased annual revenues of $32.8 million beginning November 1, 2015, with an additional $3.6 million annual increase in revenues starting November 1, 2016. The settlement also provides that Columbia of Massachusetts cannot increase base distribution rates to become effective prior to November 1, 2018.

On April 30, 2014, Columbia of Virginia filed a base rate case with the VSCC seeking an annual revenue increase of $31.8 million. New rates went into effect in October 2014, subject to refund. On December 10, 2014, Columbia of Virginia presented at hearing a Stipulation and Proposed Recommendation (“Stipulation”) executed by certain parties to the rate proceeding that included a base revenue increase of $25.2 million including recovery of costs related to the implementation of pipeline safety programs. On March 30, 2015, the VSCC issued an Order Remanding for Further Action approving the revenue increase of $25.2 million contained in the Stipulation, but remanding for further proceedings the single issue of the manner in which fixed costs were to be assigned to the fixed customer charges of each rate class. Following a hearing, the VSCC on August 21, 2015 issued a Final Order resolving the fixed customer charge and allowing Columbia of Virginia to implement new rates.

Cost Recovery and Trackers. A significant portion of the NiSource distribution companies' revenue is related to the recovery of gas costs, the review and recovery of which occur via standard regulatory proceedings. All states require periodic review of actual gas procurement activity to determine prudence and to permit the recovery of prudently incurred costs related to the supply of gas for customers. NiSource distribution companies have historically been found prudent in the procurement of gas supplies to serve customers.

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

NIPSCO has approval from the IURC to recover certain costs for gas transmission, distribution and storage system improvements. On February 27, 2015, NIPSCO filed gas TDSIC-2 which included $43.3 million of net capital expenditures for the period ended December 31, 2014. Given the Indiana Court of Appeals decision in NIPSCO's electric TDSIC filing (for further information, see "Electric Operations Regulatory Matters" below), NIPSCO elected to dismiss its TDSIC-2 filing in favor of supplying further detailed plan updates in the next proceeding, TDSIC-3. On August 31, 2015, NIPSCO filed TDSIC-3 which included $75.2 million of net capital expenditures for the period ended June 30, 2015. An order is expected in the first quarter of 2016.

Electric Operations Regulatory Matters

Significant Rate Developments. On July 19, 2013, NIPSCO filed its electric TDSIC with the IURC. The filing included the seven-year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven-year plan of eligible investments. The order also granted NIPSCO ratemaking relief associated with the eligible investments through a rate adjustment mechanism. The NIPSCO Industrial Group and the OUCC filed Notices of Appeal with the Indiana Court of Appeals in response to the IURC's ruling. On November 25, 2014, NIPSCO’s requested TDSIC factors were approved on an interim basis and subject to refund, pending the outcome of the appeals of the IURC’s February 17, 2014 Orders. On April 8, 2015, the Court of Appeals issued an order concluding that the IURC erred in approving NIPSCO’s seven-year plan given its lack of detail regarding the projects for years two through seven. The court then remanded the decision to the IURC. On May 26, 2015, NIPSCO filed a settlement on remand which, among other things, requires NIPSCO to file an electric base rate case proceeding by December 31, 2015 and a new seven-year electric TDSIC plan following the filing of its next general rate case proceeding. The settlement agreement was rejected by the IURC on September 23, 2015. The settling parties filed a Petition for Rehearing on September 29, 2015 and were granted a rehearing which was held on October 28, 2015.

On October 1, 2015, NIPSCO filed an electric base rate case with the IURC, seeking a revenue increase of approximately $148.0 million. As part of this filing, NIPSCO is proposing to update base rates for previously incurred infrastructure improvements, revised depreciation rates, and the inclusion of previously approved environmental and federally mandated compliance costs. A prehearing conference was held on October 29, 2015 and a final order is anticipated in the second half of 2016.

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

On October 21, 2015, the IURC issued an order on ECR-26 approving NIPSCO’s request to begin earning a return on $776.5 million of net capital expenditures for the period ended June 30, 2015. The order also approved a revised capital cost estimate of $255.3 million for its Phase III multi-pollutant compliance plan projects related to the Michigan City Unit 12 FGD, a decrease from the previous IURC approved cost estimate of $264.8 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

7.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2015 and December 31, 2014:

Recurring Fair Value Measurements September 30, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2015
Assets
Price risk management assets:
Commodity financial price risk programs	$0.1	$—	$—	$0.1
Available-for-sale securities	34.0	101.4	—	135.4
Total	$34.1	$101.4	$—	$135.5
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$16.3	$—	$0.6	$16.9
Total	$16.3	$—	$0.6	$16.9

Recurring Fair Value Measurements December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Price risk management assets:
Commodity financial price risk programs	$0.1	$—	$—	$0.1
Available-for-sale securities	28.4	103.5	—	131.9
Total	$28.5	$103.5	$—	$132.0
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$14.2	$—	$0.1	$14.3
Total	$14.2	$—	$0.1	$14.3
Price risk management assets and liabilities primarily include NYMEX futures and NYMEX options which are commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of September 30, 2015

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

and December 31, 2014, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). Securities classified within Level 1 include U.S. Treasury debt securities which are highly liquid and are actively traded in over-the-counter markets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses and fair value of available-for-sale debt securities at September 30, 2015 and December 31, 2014 were:

September 30, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$33.8	$0.3	$—	$34.1
Corporate/Other bonds	101.0	0.7	(0.4)	101.3
Total Available-for-sale debt securities	$134.8	$1.0	$(0.4)	$135.4
December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$30.8	$0.3	$(0.2)	$30.9
Corporate/Other bonds	100.6	1.0	(0.6)	101.0
Total Available-for-sale debt securities	$131.4	$1.3	$(0.8)	$131.9
For the three months ended September 30, 2015 and 2014, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was $0.1 million and zero, respectively. For the three months ended September 30, 2015 and 2014, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.2 million and $0.1 million, respectively.
For the nine months ended September 30, 2015 and 2014, the net realized gain on sale of available-for-sale U.S. Treasury debt securities was $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.3 million for each period.
The cost of maturities sold is based upon specific identification. At September 30, 2015, approximately $2.2 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At September 30, 2015, approximately $8.7 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the nine months ended September 30, 2015.

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
Long-term Debt. The fair values of these securities are estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the nine months ended September 30, 2015 and 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

The carrying amount and estimated fair values of financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2015	Estimated Fair Value as of September 30, 2015	Carrying Amount as of Dec. 31, 2014	Estimated Fair Value as of Dec. 31, 2014
Long-term debt (including current portion)	$6,576.1	$7,286.7	$8,422.5	$9,505.7

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

Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 16, 2015; the current agreement expires on October 15, 2016 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $240 million. As of September 30, 2015, $60.0 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to PNC and a commercial paper conduit sponsored by Mizuho. This agreement was last renewed on August 26, 2015; the current agreement expires on August 24, 2016 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $200 million. As of September 30, 2015, $37.2 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.

Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The agreement with BTMU was last renewed on March 10, 2015, having a current scheduled termination date of March 9, 2016 and can be further renewed if mutually agreed to by both parties. The maximum seasonal program limit

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

under the terms of the agreement is $75 million. As of September 30, 2015, $10.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of September 30, 2015 and December 31, 2014 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	September 30, 2015	December 31, 2014
Gross Receivables	$347.9	$611.7
Less: Receivables not transferred	240.7	327.4
Net receivables transferred	$107.2	$284.3
Short-term debt due to asset securitization	$107.2	$284.3
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

9.    Goodwill

The following presents NiSource’s goodwill balance allocated by segment as of September 30, 2015:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,690.7	$—	$—	$1,690.7

Goodwill previously allocated to the Columbia Pipeline Group Operations segment was disposed of in conjunction with the Separation. For prior periods, such balances are presented within "Assets of discontinued operations" on the Condensed Consolidated Balance Sheets (unaudited). There were no other changes to the goodwill balance during 2015.

10.    Income Taxes

The effective tax rates for the three months ended September 30, 2015 and 2014 were 28.2% and 3.9%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 35.8% and 38.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The increase in the three month effective tax rate of 24.3% in 2015 versus 2014 is primarily due to the cumulative effect of an estimated annual effective tax rate adjustment resulting from estimated state apportionment changes and other permanent items. The tax rate adjustment in 2015 resulted in a $1.9 million reduction of income tax expense while the 2014 tax rate adjustment resulted in an increase of $4.5 million of income tax expense.

The decrease in the year-to-date effective tax rate of 2.9% is primarily due to the impact of the Indiana tax rate change recorded in 2014.
There were no material changes recorded in the third quarter of 2015 to NiSource's uncertain tax positions as of December 31, 2014.

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

For the nine months ended September 30, 2015, NiSource contributed $2.0 million to its pension plans and $18.3 million to its other postretirement benefit plans.

The following tables provide the components of the plans’ net periodic benefits cost for the three and nine months ended September 30, 2015 and 2014:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$7.9	$7.5	$1.4	$1.7
Interest cost	22.8	23.8	6.2	5.9
Expected return on assets	(37.3)	(39.3)	(5.6)	(5.1)
Amortization of prior service cost (credit)	0.1	0.3	(1.1)	(1.4)
Recognized actuarial loss	13.8	10.2	0.7	0.2
Total Net Periodic Benefit Cost	$7.3	$2.5	$1.6	$1.3

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$24.3	$22.5	$4.5	$5.7
Interest cost	67.0	71.4	17.8	19.5
Expected return on assets	(117.7)	(117.9)	(15.6)	(15.1)
Amortization of prior service cost (credit)	0.3	0.9	(3.9)	(2.9)
Recognized actuarial loss	41.6	30.6	2.8	0.2
Total Net Periodic Benefit Cost	$15.5	$7.5	$5.6	$7.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As of July 1, 2015, certain NiSource pension and other postretirement benefit plans were remeasured to account for the Separation of CPG. The remeasurement resulted in an increase to the pension benefit obligation, net of plan assets, of $22.2 million, and net increases to regulatory assets and accumulated other comprehensive loss of $21.1 million and $1.1 million, respectively. Net periodic pension benefit cost for the remainder of 2015 increased by $6.4 million as a result of the remeasurement.

The other postretirement benefits obligation, net of plan assets, decreased by $43.6 million as a result of the remeasurement. Additionally, the remeasurement resulted in a decrease to regulatory assets of $34.8 million, an increase to regulatory liabilities of $8.1 million and a decrease to accumulated other comprehensive loss of $0.7 million. Net periodic other postretirement benefit cost for the remainder of 2015 decreased by $0.8 million as a result of the remeasurement.

The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligation and the net periodic benefit cost at the measurement dates of July 1, 2015 and December 31, 2014.

	Pension Benefits		Other Postretirement Benefits
	July 1, 2015	December 31, 2014	July 1, 2015	December 31, 2014
Actuarial Assumptions
Discount Rate	4.19%	3.81%	4.31%	3.94%
Expected return on assets	8.30%	8.30%	8.15%	8.14%
Health Care Trend Rates
Trend for 2015	—	—	8.76%	6.90%
Ultimate Trend	—	—	4.50%	4.50%
Year Ultimate Trend Reached	—	—	2022	2021

12.    Variable Interests and Variable Interest Entities
In general, a VIE is an entity (1) that has an insufficient amount of at-risk equity to permit the entity to finance its activities without additional financial subordinated support provided by any parties, (2) whose at-risk equity owners, as a group, do not have power, through voting rights or similar rights, to direct activities of the entity that most significantly impact the entity’s economic performance or (3) whose at-risk owners do not absorb the entity’s losses or receive the entity’s residual return. A VIE is required to be consolidated by a company if that company is determined to be the primary beneficiary of the VIE.
NiSource consolidates those VIEs for which it is the primary beneficiary. NiSource considers quantitative and qualitative elements in determining the primary beneficiary. Qualitative measures include the ability to control an entity and the obligation to absorb losses or the right to receive benefits from such entity.
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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air. Payments under this agreement were $16.5 million and $17.0 million for the nine months ended September 30, 2015 and 2014, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

13.    Long-Term Debt

Prior to the Separation, CPG closed its placement of $2,750.0 million in aggregate principal amount of its senior notes. Using the proceeds from this offering, CPG made cash payments to NiSource representing the settlement of inter-company borrowings and the payment of a one-time special dividend.

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

14.    Short-Term Borrowings
During the third quarter of 2015, NiSource Finance maintained a $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of July 1, 2020. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource Finance's $1.5 billion commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. At September 30, 2015, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. At September 30, 2015, NiSource had no commercial paper outstanding.
As of September 30, 2015, NiSource had $14.7 million of stand-by letters of credit outstanding all of which were under the revolving credit facility. At December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding of which $14.7 million were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $107.2 million and $284.3 million as of September 30, 2015 and December 31, 2014, respectively. Refer to Note 8, "Transfers of Financial Assets," for additional information.

(in millions)	September 30, 2015	December 31, 2014
Commercial Paper weighted average interest rate of 0.82% at December 31, 2014	$—	$792.6
Credit facilities borrowings weighted average interest rate of 1.44% at December 31, 2014	—	500.0
Accounts receivable securitization facility borrowings	107.2	284.3
Total Short-Term Borrowings	$107.2	$1,576.9

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

15.    Share-Based Compensation

The NiSource stockholders originally approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (“Omnibus Plan”) at the Annual Meeting of Stockholders held on May 11, 2010. Stockholders re-approved the Omnibus Plan as amended at the Annual Meeting of Stockholders held on May 12, 2015. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards and supersedes the long-term incentive plan approved by stockholders on April 13, 1994 ("1994 Plan") and the Director Stock Incentive Plan ("Director Plan"). The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under either the 1994 Plan or the Director Plan, plus the number of shares that were awarded as a result of the Separation-related adjustments described below. At September 30, 2015, there were 5,705,683 shares reserved for future awards under the Omnibus Plan.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NiSource recognized stock-based employee compensation expense of $4.2 million and $14.2 million for the three months ended September 30, 2015 and 2014, respectively, as well as related tax benefits of $1.5 million and $5.5 million, respectively. For the nine months ended September 30, 2015 and 2014, stock-based employee compensation expense of $15.1 million and $24.1 million was recognized, respectively, as well as related tax benefits of $5.4 million and $9.3 million, respectively.
As of September 30, 2015, the total remaining unrecognized compensation cost related to non-vested awards amounted to $15.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
Restricted Stock Units and Restricted Stock. During the nine months ended September 30, 2015, NiSource granted 660,230 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of restricted stock units and shares of restricted stock was $23.9 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of September 30, 2015, 967,191 non-vested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010, receive a non-elective company contribution of 3% of eligible pay payable in shares of NiSource common stock. For the quarters ended September 30, 2015 and 2014, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $4.8 million and $7.7 million, respectively. For the nine months ended September 30, 2015 and 2014, NiSource recognized 401(k) match, profit sharing and non-elective contribution expenses of $19.0 million and $20.3 million, respectively.
Separation-related Adjustments. Pursuant to the terms of the Employee Matters Agreement, effective July 1, 2015, between NiSource and CPG, the Compensation Committee of the Board of Directors of NiSource Inc. approved an adjustment to outstanding awards granted under the Omnibus Plan in order to preserve the intrinsic aggregate value of such awards immediately before the Separation. The Separation-related adjustments did not have a material impact on either compensation expense or the potentially dilutive securities to be considered in the calculation of diluted earnings per share of common stock.

16.    Other Commitments and Contingencies
A.    Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. The total guarantees and indemnities in existence at September 30, 2015 and the years in which they expire were:

(in millions)	Total	2015	2016	2017	2018	2019	After
Guarantees of subsidiaries debt	$6,135.5	$230.0	$291.5	$267.4	$476.0	$500.0	$4,370.6
Accounts receivable securitization	107.2	107.2	—	—	—	—	—
Letters of credit	14.7	—	14.7	—	—	—	—
Other guarantees	54.9	—	—	—	—	1.7	53.2
Total commercial commitments	$6,312.3	$337.2	$306.2	$267.4	$476.0	$501.7	$4,423.8

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Lines and Letters of Credit and Accounts Receivable Advances. During the third quarter of 2015, NiSource Finance maintained a $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of July 1, 2020. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource’s $1.5 billion commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes.
At September 30, 2015, NiSource had no borrowings under its five-year revolving credit facility, no commercial paper outstanding and $107.2 million outstanding under its accounts receivable securitization agreements. At September 30, 2015, NiSource had issued stand-by letters of credit of approximately $14.7 million for the benefit of third parties. See Note 14, "Short-Term Borrowings," for additional information.
B.    Legal Proceedings. The Company is party to certain claims and legal proceedings arising in the ordinary course of business, none of which is deemed to be individually material at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s cash flows in the periods the Company would be required to pay such liability.
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
As of September 30, 2015 and December 31, 2014, NiSource had recorded an accrual of approximately $125.4 million and $126.6 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup and the availability of cost recovery from customers. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.

Climate Change. Future legislative and regulatory programs could significantly restrict emissions of GHGs or could impose a cost or tax on GHG emissions.
National Ambient Air Quality Standards. The CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically, the EPA imposes new or modifies existing NAAQS. States that contain areas that do not meet the new or revised standards must take steps to maintain or achieve compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines and other facilities owned by electric generation and gas distribution operations.
The following NAAQS were recently added or modified:
Ozone: On October 1, 2015, the EPA issued a pre-publication final rule to lower the 8-hour ozone standard from 75 ppb to 70 ppb. After the EPA proceeds with designations, areas where NiSource operates that are currently designated as attainment may be re-classified as non-attainment. NiSource will continue to monitor this matter and cannot estimate its impact at this time.

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
A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 64 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.

NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third-party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2015. The total estimated liability at NiSource related to the facilities subject to remediation was $112.6 million and $121.5 million at September 30, 2015 and December 31, 2014, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect individual business segments for which NiSource has retained a liability.
Electric Operations.
Air
NIPSCO is subject to a number of air-quality mandates in the next several years. The mandates, which include the NSR Consent Decree, the Utility Mercury and Air Toxics Standards Rule (MATS), and the Clean Power Plan (CPP), require or may require NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements associated with the NSR Consent Decree and MATS is estimated to be $860 million, of which approximately $41.8 million remains to be spent. The cost to comply with the CPP cannot be estimated at this time. NIPSCO believes that the capital costs are probable of recovery from customers.

Utility Mercury and Air Toxics Standards Rule: On December 16, 2011, the EPA finalized the MATS rule establishing new emissions limits for mercury and other air toxics. NIPSCO’s affected units have completed projects to meet the April 2015 compliance deadline. For NIPSCO’s remaining affected units, a one-year compliance extension granted by IDEM delays the compliance date until April 2016. NIPSCO continues to implement an IURC-approved plan for the installation of additional environmental controls needed to comply with the MATS extension. On June 29, 2015, the United States Supreme Court remanded the MATS rule back to the United States Court of Appeals for the District of Columbia Circuit for further proceedings. The MATS rule remains in effect until the Court of Appeals issues a ruling. The timing for resolving the process is unclear at this time. NIPSCO will continue to monitor developments in this matter.

Clean Power Plan: On October 23, 2015, the EPA issued a final rule to regulate CO2 emissions from existing fossil-fuel EGUs under section 111(d) of the CAA. The final rule establishes national CO2 emission rate standards that are applied to each state’s mix of affected EGUs to establish a state-specific emission rate and mass emission limits. The final rule requires each state to submit a plan indicating how the state will meet the EPA's emission rate or mass emission limit, including possibly imposing reduction obligations on specific units. Initial state plans are required to be submitted to the EPA by September 6, 2016. As part of the initial submittal of state plans, states have the option to request extensions for the submittal of final state plans. If granted an extension by the EPA, a state’s final plan must be submitted by September 6, 2018. If a state does not submit a satisfactory plan, the EPA will impose a FIP on that state. A proposed FIP was issued on August 3, 2015, concurrent with the pre-publication final rule. The cost to comply with this rule will depend on a number of factors, including the requirements of the state plan or final FIP and the level of NIPSCO's required CO2 emission reductions. It is possible that this new rule, comprehensive federal or state GHG legislation, or other GHG regulation could result in additional expense or compliance costs that could materially impact NiSource's financial results. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.

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

On September 30, 2015, the EPA issued a pre-publication final rule to amend the effluent limitations guidelines and standards for the Steam Electric Power Generating category. Once in effect, this rule will impose new water treatment requirements on NIPSCO’s electric generating facilities. A final rule is expected in the fourth quarter of 2015. NIPSCO is currently reviewing the rule and cannot estimate the cost of compliance at this time.
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

The publication of the CCR rule resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Refer to Note 5, "Asset Retirement Obligations," for further information. In addition, in order to comply with the rule NIPSCO will be required to incur future capital expenditures to modify its infrastructure and manage CCRs. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the nature, extent and cost of these future capital expenditures. Given the preliminary stage of this data collection, NIPSCO is unable to estimate a range for these future capital expenditures at this time.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014:

Three Months Ended September 30, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2015	$—	$(20.0)	$(24.4)	$(44.4)
Other comprehensive income before reclassifications	0.5	(0.2)	(1.3)	(1.0)
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.4	1.1	1.3
Net current-period other comprehensive income (loss)	0.3	0.2	(0.2)	0.3
Distribution of CPG to shareholders (Note 4)	—	13.9	10.6	24.5
Balance as of September 30, 2015	$0.3	$(5.9)	$(14.0)	$(19.6)

Nine Months Ended September 30, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$0.3	$(23.6)	$(27.3)	$(50.6)
Other comprehensive income before reclassifications	0.3	(0.2)	1.2	1.3
Amounts reclassified from accumulated other comprehensive income	(0.3)	2.0	1.5	3.2
Net current-period other comprehensive income	—	1.8	2.7	4.5
Allocation of AOCI to noncontrolling interest	—	2.0	—	2.0
Distribution of CPG to shareholders (Note 4)	—	13.9	10.6	24.5
Balance as of September 30, 2015	$0.3	$(5.9)	$(14.0)	$(19.6)

Three Months Ended September 30, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2014	$0.5	$(24.5)	$(17.4)	$(41.4)
Other comprehensive income before reclassifications	(0.5)	—	(0.1)	(0.6)
Amounts reclassified from accumulated other comprehensive income	(0.1)	0.6	(0.1)	0.4
Net current-period other comprehensive (loss) income	(0.6)	0.6	(0.2)	(0.2)
Balance as of September 30, 2014	$(0.1)	$(23.9)	$(17.6)	$(41.6)

Nine Months Ended September 30, 2014 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2014	$(0.3)	$(25.8)	$(17.5)	$(43.6)
Other comprehensive income before reclassifications	0.5	0.1	(0.4)	0.2
Amounts reclassified from accumulated other comprehensive income	(0.3)	1.8	0.3	1.8
Net current-period other comprehensive income (loss)	0.2	1.9	(0.1)	2.0
Balance as of September 30, 2014	$(0.1)	$(23.9)	$(17.6)	$(41.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Business Segment Information
On July 1, 2015, NiSource completed the Separation. CPG's operations consisted of all of NiSource's Columbia Pipeline Group Operations segment prior to the Separation. Results of the Columbia Pipeline Group Operations segment are included in discontinued operations.
At September 30, 2015, NiSource’s operations are divided into two primary business segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Revenues
Gas Distribution Operations
Unaffiliated	$384.6	$411.9	$2,349.3	$2,593.9
Intersegment	0.1	—	0.4	0.2
Total	384.7	411.9	2,349.7	2,594.1
Electric Operations
Unaffiliated	428.4	424.4	1,199.5	1,279.9
Intersegment	0.2	0.3	0.6	0.6
Total	428.6	424.7	1,200.1	1,280.5
Corporate and Other
Unaffiliated	4.2	1.9	5.2	5.3
Intersegment	94.1	105.9	288.1	303.6
Total	98.3	107.8	293.3	308.9
Eliminations	(94.4)	(106.2)	(289.1)	(304.4)
Consolidated Gross Revenues	$817.2	$838.2	$3,554.0	$3,879.1
Operating Income (Loss)
Gas Distribution Operations	$20.0	$0.8	$394.9	$362.4
Electric Operations	98.5	76.9	214.2	218.7
Corporate and Other	(8.8)	(6.6)	(28.7)	(18.9)
Consolidated Operating Income	$109.7	$71.1	$580.4	$562.2

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(in millions)	2015	2014
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$130.7	$117.6
Assets acquired under a capital lease	5.5	69.9
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized	$354.1	$375.0
Cash paid for income taxes	20.2	12.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

Note regarding forward-looking statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, the Separation and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, but are not limited to, NiSource’s debt obligations and ability to comply with related covenants, changes in NiSource’s credit rating; growth opportunities for NiSource’s businesses; changes in general economic and market conditions; capital market performance and the impact on our benefit plan assets; regulatory rate reviews and proceedings; increased competition in deregulated energy markets; compliance with environmental laws; fluctuations in weather; climate change, natural disasters, acts of terrorism and other catastrophic events; economic conditions in certain industries; fluctuations in the price of energy commodities; counterparty credit risk; any impairment of goodwill and definite-lived intangible assets; changes in taxation or accounting principles; accidents and other operating risks; aging infrastructure, disruptions in information technology and cyber-attacks; construction risks and natural gas and supply risks; NiSource's ability to meet its debt obligations and pay dividends; NiSource’s ability to achieve the intended benefits of the Separation; and other matters set forth in the “Risk Factors” section of this Form 10-Q, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims any duty to update, supplement or amend any of its forward-looking statements, whether as a result of new information, subsequent events or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

CONSOLIDATED REVIEW

Executive Summary
NiSource is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are fully regulated natural gas and electric utility companies serving customers in seven states. NiSource generates substantially all of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales are more significant, than in other months.
For the nine months ended September 30, 2015, income from continuing operations was $134.2 million, or $0.42 per basic share, compared to $176.7 million, or $0.56 per basic share reported for the same period in 2014.
The decrease in income from continuing operations was due primarily to the following:

•	A loss on early extinguishment of long-term debt of $97.2 million. Refer to Note 13, "Long-Term Debt," for further information on long-term debt retired in May 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

This decrease in income from continuing operations was partially offset by the following:

•
Regulatory and service programs at Gas Distribution Operations increased net revenues by $60.4 million primarily due to the impacts of the rate cases at Columbia of Pennsylvania and Columbia of Virginia, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements included in NiSource's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Note 6, "Regulatory Matters," of this report for more information.

These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Platform for Growth
NiSource’s business plan continues to center on regulatory and customer initiatives and financial management of the balance sheet.

Regulatory Initiatives
NiSource’s utilities continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states. NiSource utilities remain on track to invest approximately $1.3 billion during 2015 as part of its $30.0 billion long-term regulated utility infrastructure investment opportunities across its natural gas and electric utilities. NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs. These strategies will help improve reliability and safety, enhance customer services and reduce emissions while generating sustainable returns.

Gas Distribution Operations

•
On October 7, 2015, Columbia of Massachusetts received approval of its base rate case settlement by the Massachusetts DPU. The settlement with the Massachusetts Attorney General supports Columbia of Massachusetts' continued effort to modernize its pipeline infrastructure and transform its operations to continue to serve customers safely and reliably. The approved settlement provides for increased annual revenues of $32.8 million beginning November 1, 2015, with an additional $3.6 million annual increase starting November 1, 2016.

•
Columbia of Pennsylvania has reached a settlement with parties to its base rate case pending before the Pennsylvania PUC. Under terms of the settlement, Columbia of Pennsylvania’s annual revenues would increase by approximately $28.0 million, an outcome which supports continued infrastructure replacement, pipeline safety upgrades and enhanced employee training. The settlement also includes a tariff supporting the expansion of natural gas service into unserved areas. A decision on the settlement from the Pennsylvania PUC, with new rates in effect, is expected during the fourth quarter of 2015.

•
On August 21, 2015, Columbia of Virginia received final VSCC approval of its 2014 base rate case. The VSCC reaffirmed the $25.2 million annual revenue increase. The case supports continued capital investments by Columbia of Virginia to improve its system and accommodate customer growth, as well as initiatives to enhance safety and reliability.

Electric Operations

•
NIPSCO’s first electric rate case in five years was filed with the IURC on October 1, 2015. The case seeks to update rates to reflect the current costs of generating and distributing power, plus ongoing investments which are delivering substantial benefits to customers, including programs that have reduced the duration of power outages by 40 percent. The request also seeks to create a bill payment assistance program for low-income electric customers during the summer cooling season. If approved as filed, the case would increase revenues by approximately $148.0 million per year, which includes the continued recovery of environmental trackers. A decision by the IURC is expected in the second half of 2016.

•
NIPSCO's Michigan City Unit 12 FGD is set to be placed in service by the end of 2015. The approximately $255 million project, supported with cost recovery, improves air quality and helps ensure NIPSCO’s generation fleet remains in compliance with current environmental regulations. The project also helps ensure that NIPSCO can continue offering low-cost, reliable and efficient generating capacity for its customers.

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

Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory matters.

Financial Management of the Balance Sheet
Prior to the Separation, CPG closed its placement of $2,750.0 million in aggregate principal amount of its senior notes. Using the proceeds from this offering, CPG made cash payments to NiSource representing the settlement of inter-company borrowings and the payment of a one-time special dividend.

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

On June 17, 2015, with consideration of the Separation, Moody's affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On June 18, 2015, with consideration of the Separation, Standard & Poor's raised the senior unsecured ratings for NiSource and its subsidiaries to BBB+ and the commercial paper rating to A-2. Standard & Poor's outlook for NiSource and all of its subsidiaries is Stable. On October 27, 2015, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is Positive. Although all ratings continue to be investment grade, a downgrade by Fitch would result in a rating that is below investment grade. NiSource is committed to maintaining its investment grade credit ratings.
Ethics and Controls
NiSource is committed to providing accurate and complete financial reporting as well as high standards for ethical behavior by its employees. NiSource’s senior management takes an active role in the development of this Form 10-Q and the monitoring of the company’s internal control structure and performance. In addition, NiSource will continue its mandatory ethics training program for all employees.
For additional information refer to Item 4, “Controls and Procedures.”
Results of Operations
Quarter Ended September 30, 2015
Income from Continuing Operations
Income from continuing operations was $14.8 million, or $0.05 per basic share, for the three months ended September 30, 2015, compared to a loss from continuing operations of $17.2 million, or $0.05 per basic share, for the third quarter of 2014. Operating income was $109.7 million, an increase of $38.6 million from the same period in 2014. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2015 were 318.1 million compared to 315.4 million at September 30, 2014.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended September 30, 2015, were $608.1 million, a $32.3 million increase from the same period last year. This increase in net revenues was primarily due to increased Electric Operations' net revenues of $16.2 million and increased Gas Distribution Operations' net revenues of $13.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Electric Operations' net revenues increased due primarily to the effects of weather of $10.2 million, increased trackers, which are offset in expense, of $6.8 million and a higher return on the environmental capital investment recovery program of $4.1 million due to an increased plant balance eligible for recovery. These increases were partially offset by lower industrial usage of $5.1 million.

•
Gas Distribution Operations’ net revenues increased due primarily to an increase in regulatory and service programs of $11.6 million, including the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, as well as the impact of new rates at Columbia of Virginia and Columbia of Pennsylvania.

Operating Expenses
Operating expenses for the third quarter of 2015 were $498.4 million, a decrease of $6.3 million from the 2014 period. This decrease was primarily due to lower operation and maintenance expenses of $16.3 million, partially offset by increased depreciation and amortization of $8.7 million. The decrease in operation and maintenance expenses was primarily due to decreased employee and administrative expenses of $12.0 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service since the prior year period.
Other Income (Deductions)
Other Income (Deductions) reduced income by $89.1 million in the third quarter of 2015 compared to a reduction in income of $89.0 million in the prior year.
Income Taxes
Income tax expense for the quarter ended September 30, 2015 was $5.8 million compared to a $0.7 million income tax benefit in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the quarters ended September 30, 2015 and 2014 were 28.2% and 3.9%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences. The increase in the three month effective tax rate of 24.3% in 2015 versus 2014 is primarily due to the cumulative effect of an estimated annual effective tax rate adjustment resulting from estimated state apportionment changes and other permanent items. The tax rate adjustment in 2015 resulted in a $1.9 million reduction of income tax expense while the 2014 tax rate adjustment resulted in an increase of $4.5 million of income tax expense.

Refer to Note 10, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of income taxes.
Results of Operations
Nine Months Ended September 30, 2015
Income from Continuing Operations
Income from continuing operations was $134.2 million, or $0.42 per basic share, for the nine months ended September 30, 2015, compared to income from continuing operations of $176.7 million, or $0.56 per basic share, for the nine months ended 2014. Operating income was $580.4 million, an increase of $18.2 million from the same period in 2014. All per share amounts are basic earnings per share. Basic average shares of common stock outstanding at September 30, 2015 were 317.4 million compared to 314.9 million at September 30, 2014.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2015, were $2,246.7 million, a $137.2 million increase from the same period last year. This increase in net revenues was primarily due to increased Gas Distribution Operations' net revenues of $120.5 million and increased Electric Operations' net revenues of $16.3 million.

•
Gas Distribution Operations’ net revenues increased due primarily to an increase in regulatory and service programs of $60.4 million, including the impact of new rates at Columbia of Pennsylvania and Columbia of Virginia and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there was increased net revenue from higher regulatory and tax trackers, which are offset in expense, of $47.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Electric Operations’ net revenues increased due primarily to increased trackers, which are offset in expense, of $14.7 million and a higher return on the environmental capital investment recovery program of $7.8 million due to an increased plant balance eligible for recovery. Additionally, there was increased net revenue of $7.2 million as a result of two electric transmission projects authorized by the MISO and the effects of weather of $4.4 million. These increases were partially offset by lower industrial usage of $12.3 million due to reduced steel production and decreased net revenues of $8.9 million as a result of lower off-system sales opportunities in 2015.

Operating Expenses
Operating expenses for the nine months ended 2015 were $1,666.3 million, an increase of $119.0 million from the same 2014 period. This increase was primarily due to higher operation and maintenance expenses of $86.4 million and increased depreciation and amortization of $27.9 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in net revenues, of $53.2 million, increased employee and administrative expenses of $15.1 million and increased environmental costs of $9.2 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service.
Other Income (Deductions)
Other Income (Deductions) reduced income by $371.5 million for the nine months ended 2015 compared to a reduction in income of $274.0 million in the prior year. This increase in deductions is primarily attributable to a loss on early extinguishment of long-term debt of $97.2 million in 2015.
Income Taxes
Income tax expense for the nine months ended September 30, 2015 was $74.7 million compared to $111.5 million in the prior year. NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2015 and 2014, adjusted for tax expense associated with certain discrete items. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 35.8% and 38.7%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences. The decrease in the year-to-date effective tax rate of 2.9% is primarily due to the impact of the Indiana tax rate change recorded in 2014.

Refer to Note 10, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of income taxes.

Liquidity and Capital Resources
A significant portion of NiSource’s operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2015.
Operating Activities
Net cash from operating activities from continuing operations for the nine months ended September 30, 2015 was $906.3 million, an increase of $487.5 million compared to the nine months ended September 30, 2014. The increase in net cash from operating activities from continuing operations was primarily due to the change in inventories and overrecovered gas and fuel costs working capital accounts as a result of lower gas prices and warmer weather in 2015 compared to 2014.
Pension and Other Postretirement Plan Funding.    NiSource expects to make contributions of approximately $2.7 million to its pension plans and approximately $24.1 million to its other postretirement benefit plans in 2015, which could change depending on market conditions. For the nine months ended September 30, 2015, NiSource has contributed $2.0 million to its pension plans and $18.3 million to its other postretirement benefit plans.
Investing Activities
Cash contributions from CPG of $3,798.2 million were received in conjunction with the Separation, primarily from the settlement of inter-company borrowings and the payment of a one-time special dividend.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

NiSource’s capital expenditures for the nine months ended September 30, 2015 were $923.4 million, compared to $914.3 million for the comparable period in 2014. NiSource projects 2015 capital expenditures to be approximately $1.3 billion.

Financing Activities
Long-term Debt. Refer to Note 13, “Long-term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.

Credit Facilities.     During the third quarter of 2015, NiSource Finance maintained a $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of July 1, 2020. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource Finance's $1.5 billion commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. At September 30, 2015, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. At September 30, 2015, NiSource had no commercial paper outstanding.

NiSource Finance had no borrowings outstanding under its revolving credit facility at September 30, 2015 and $500.0 million at December 31, 2014 at a weighted average interest rate of 1.44%. In addition, NiSource Finance had no commercial paper outstanding at September 30, 2015 and $792.6 million in commercial paper outstanding at December 31, 2014, at a weighted average interest rate of 0.82%.
As of September 30, 2015 and December 31, 2014, NiSource had $107.2 million and $284.3 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) relating to its accounts receivable securitization facilities. See Note 8, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
As of September 30, 2015, NiSource had $14.7 million of stand-by letters of credit outstanding all of which were under the revolving credit facility. At December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding of which $14.7 million were under the revolving credit facility.
As of September 30, 2015, an aggregate of $1,584.9 million of credit was available under the credit facility and accounts receivable securitization programs.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of September 30, 2015, the ratio was 63.7%.
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

Credit Ratings.     On June 17, 2015, with consideration of the Separation, Moody's affirmed the NiSource senior unsecured rating of Baa2 and commercial paper rating of P-2, with a stable outlook. Additionally, Moody's affirmed NIPSCO’s Baa1 rating and affirmed the Baa2 rating for Columbia of Massachusetts. On June 18, 2015, with consideration of the Separation, Standard & Poor's raised the senior unsecured ratings for NiSource and its subsidiaries to BBB+ and the commercial paper rating of A-2. Standard & Poor's outlook for NiSource and all of its subsidiaries is Stable. On October 27, 2015, Fitch affirmed the senior unsecured ratings for NiSource at BBB-, and the existing ratings of its other rated subsidiaries. Fitch's outlook for NiSource and its subsidiaries is Positive. Although all ratings continue to be investment grade, a downgrade by Fitch would result in a rating that is below investment grade. NiSource is committed to maintaining its investment grade credit ratings.

Certain NiSource affiliates have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are rated below BBB- by Standard & Poor's or Baa3 by Moody's. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. The collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $26.8 million as of September 30, 2015. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Contractual Obligations.    There were no material changes recorded during the nine months ended September 30, 2015 to NiSource’s contractual obligations as of December 31, 2014.
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
There are no material commodity price risk assets or liabilities as of September 30, 2015 and December 31, 2014.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit facility, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $0.3 million and $7.5 million for the three and nine months ended September 30, 2015, respectively, and $5.6 million and $13.6 million for the three and nine months ended September 30, 2014, respectively.

Credit Risk
Due to the nature of the industry, credit risk is embedded in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. In addition, Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by the Risk Management function which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to NiSource at a future date per execution of contractual terms and conditions. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash and letters of credit.
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
Refer to Note 7, “Fair Value,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information on NiSource’s fair value measurements.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.

Refer to Note 16, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about NiSource’s off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended September 30, 2015.
Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into two primary business segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net Revenues
Sales revenues	$384.7	$411.9	$2,349.7	$2,594.1
Less: Cost of gas sold (excluding depreciation and amortization)	73.9	114.6	929.9	1,294.8
Net Revenues	310.8	297.3	1,419.8	1,299.3
Operating Expenses
Operation and maintenance	196.4	208.8	714.2	644.4
Depreciation and amortization	58.5	55.4	172.8	161.7
Loss (Gain) on sale of assets	0.8	—	0.8	(0.2)
Other taxes	35.1	32.3	137.1	131.0
Total Operating Expenses	290.8	296.5	1,024.9	936.9
Operating Income	$20.0	$0.8	$394.9	$362.4
Revenues ($ in millions)
Residential	$246.0	$249.1	$1,606.0	$1,646.0
Commercial	72.1	77.0	549.0	572.7
Industrial	36.8	36.9	171.0	169.3
Off System	14.0	28.5	71.3	166.3
Other	15.8	20.4	(47.6)	39.8
Total	$384.7	$411.9	$2,349.7	$2,594.1
Sales and Transportation (MMDth)
Residential	14.5	15.4	198.0	206.9
Commercial	16.4	17.5	130.2	135.0
Industrial	127.4	126.2	397.8	384.7
Off System	5.2	7.1	24.7	35.6
Other	0.1	—	(0.2)	(0.1)
Total	163.6	166.2	750.5	762.1
Heating Degree Days	43	100	3,936	4,092
Normal Heating Degree Days	85	85	3,576	3,576
% (Warmer) Colder than Normal	(49)%	18%	10%	14%
Customers
Residential			3,058,415	3,035,401
Commercial			277,525	276,923
Industrial			7,233	7,512
Other			14	15
Total			3,343,187	3,319,851
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Residential and commercial usage for the nine months ended September 30, 2015 decreased from the same period last year primarily due to warmer weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, the NiSource LDCs have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which the NiSource LDCs operate have different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts and Columbia of Virginia received regulatory approval of decoupling mechanisms which adjust revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland has received regulatory approval to implement a residential class revenue normalization adjustment, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment charge. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of September 30, 2015, reserves have been recorded to cover probable environmental response actions. Refer to Note 16, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.
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
Weather in the Gas Distribution Operations’ territories for the third quarter of 2015 was 49% warmer than normal and 57% warmer than the third quarter in 2014.
Weather in the Gas Distribution Operations’ territories for the nine months ended September 30, 2015 was 10% colder than normal and 4% warmer than the same period in 2014.
Throughput
Total volumes sold and transported of 163.6 MMDth for the third quarter of 2015 decreased by 2.6 MMDth from the same period last year. This 2% decrease in volumes was primarily attributable to warmer weather and lower off-system sales opportunities.

Total volumes sold and transported of 750.5 MMDth for the nine months ended September 30, 2015 decreased by 11.6 MMDth from the same period last year. This 2% decrease in volume was primarily attributable to warmer weather and lower off-system sales opportunities.

Net Revenues
Net revenues for the third quarter of 2015 were $310.8 million, an increase of $13.5 million from the same period in 2014. The increase in net revenues is due primarily to an increase in regulatory and service programs of $11.6 million, including the implementation of rates under Columbia of Ohio's approved infrastructure replacement program, as well as the impact of new rates at Columbia of Virginia and Columbia of Pennsylvania.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Net revenues for the nine months ended September 30, 2015 were $1,419.8 million, an increase of $120.5 million from the same period in 2014. The increase in net revenues is due primarily to an increase in regulatory and service programs of $60.4 million, including the impact of new rates at Columbia of Pennsylvania and Columbia of Virginia and the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there was increased net revenue from higher regulatory and tax trackers, which are offset in expense, of $47.8 million.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three and nine months ended September 30, 2015 was a revenue increase of $0.5 million and a revenue decrease of $92.3 million, respectively, compared to a revenue increase of $10.0 million and $9.7 million for the three and nine months ended September 30, 2014, respectively.

Operating Income
For the third quarter of 2015, Gas Distribution Operations reported operating income of $20.0 million, an increase of $19.2 million from the comparable 2014 period. Operating income increased as a result of higher net revenues, as described above, and decreased operating expenses. Operating expenses were $5.7 million lower than the comparable period primarily due to decreased regulatory and tax trackers, which are offset in net revenues, of $4.4 million and lower employee and administrative expenses of $4.1 million partially offset by increased depreciation of $3.1 million.

For the nine months ended September 30, 2015, Gas Distribution Operations reported operating income of $394.9 million, an increase of $32.5 million from the comparable 2014 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $88.0 million higher than the comparable period reflecting increased regulatory and tax trackers, which are offset in net revenues, of $47.8 million, higher employee and administrative expenses of $13.3 million, increased depreciation of $11.1 million and higher property taxes of $6.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net Revenues
Sales revenues	$428.6	$424.7	$1,200.1	$1,280.5
Less: Cost of sales (excluding depreciation and amortization)	135.2	147.5	377.5	474.2
Net Revenues	293.4	277.2	822.6	806.3
Operating Expenses
Operation and maintenance	110.2	120.5	359.7	355.2
Depreciation and amortization	68.6	62.4	199.3	182.9
Gain on sale of assets	—	—	—	(0.1)
Other taxes	16.1	17.4	49.4	49.6
Total Operating Expenses	194.9	200.3	608.4	587.6
Operating Income	$98.5	$76.9	$214.2	$218.7
Revenues ($ in millions)
Residential	$125.3	$122.3	$333.2	$335.7
Commercial	120.6	122.4	338.6	337.3
Industrial	153.4	185.3	489.3	537.0
Wholesale	5.0	4.9	13.8	26.6
Other	24.3	(10.2)	25.2	43.9
Total	$428.6	$424.7	$1,200.1	$1,280.5
Sales (Gigawatt Hours)
Residential	1,001.9	915.2	2,584.6	2,604.6
Commercial	1,066.7	1,031.6	2,935.8	2,932.0
Industrial	2,270.3	2,504.7	6,990.7	7,567.6
Wholesale	76.9	161.4	194.8	485.3
Other	36.1	36.4	105.2	104.7
Total	4,451.9	4,649.3	12,811.1	13,694.2
Cooling Degree Days	529	381	758	657
Normal Cooling Degree Days	570	570	799	799
% Colder than Normal	(7)%	(33)%	(5)%	(18)%
Electric Customers
Residential			403,468	401,683
Commercial			54,841	54,383
Industrial			2,351	2,364
Wholesale			746	751
Other			3	4
Total			461,409	459,185
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
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of September 30, 2015, a reserve has been recorded to cover probable and estimable environmental response actions. Refer to Note 16, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

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

Sales
Electric Operations sales quantities for the third quarter of 2015 were 4,451.9 gwh, a decrease of 197.4 gwh compared to the third quarter of 2014. The 4% decrease is primarily attributable to decreases in industrial usage, which was caused by a reduction in steel production due to the high levels of imports that have impacted the steel market since the beginning of 2015.

Electric Operations sales quantities for the nine months ended September 30, 2015 were 12,811.1 gwh, a decrease of 883.1 gwh compared to the same period in 2014. The 6% decrease is primarily attributable to decreases in sales for resale and industrial usage. The decreases in sales for resale relate to fewer opportunities for off-system sales during the first quarter of 2015 due to the milder weather that occurred during that period. The decrease in industrial usage was primarily attributable to a reduction in steel production due to the high level of imports that have impacted the steel market since the beginning of 2015.

Net Revenues
Net revenues were $293.4 million for the third quarter of 2015, an increase of $16.2 million from the same period in 2014. The increase in net revenues is due primarily to the effects of weather of $10.2 million, increased trackers, which are offset in expense, of $6.8 million and a higher return on the environmental capital investment recovery program of $4.1 million due to an increased plant balance eligible for recovery. These increases were partially offset by lower industrial usage of $5.1 million.

Net revenues were $822.6 million for the nine months ended September 30, 2015, an increase of $16.3 million from the same period in 2014. The increase in net revenues is due primarily to increased trackers, which are offset in expense, of $14.7 million and a higher return on the environmental capital investment recovery program of $7.8 million due to an increased plant balance eligible for recovery. Additionally, there was increased net revenue of $7.2 million as a result of two electric transmission projects authorized by the MISO and the effects of weather of $4.4 million. These increases were partially offset by lower industrial usage of $12.3 million due to reduced steel production and decreased net revenues of $8.9 million as a result of fewer off-system sales opportunities in 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to "Other" gross revenues for the three and nine months ended September 30, 2015 was a revenue increase of $11.3 million and a decrease of $13.4 million, respectively, compared to a revenue decrease of $22.2 million and an increase of $8.6 million for the three and nine months ended September 30, 2014, respectively.

Operating Income
For the third quarter of 2015, Electric Operations reported operating income of $98.5 million, an increase of $21.6 million from the comparable 2014 period. Operating income increased as a result of higher net revenues, as described above, and lower operating expenses of $5.4 million. Operating expense decreased primarily as a result of lower employee and administrative expenses of $7.2 million.
For the nine months ended September 30, 2015, Electric Operations reported operating income of $214.2 million, a decrease of $4.5 million from the comparable 2014 period. Operating income decreased as a result of higher operating expenses partially offset by increased net revenues, as described above. Operating expenses increased $20.8 million primarily as a result of an increase in trackers, which are offset in net revenues, of $14.7 million and higher environmental costs of $9.6 million.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

The Company is party to certain claims and legal proceedings arising in the ordinary course of business, none of which is deemed to be individually material at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations, financial position or liquidity. It is possible that if one or more of such matters were decided against the Company, the effects could be material to the Company’s results of operations in the period in which the Company would be required to record or adjust the related liability and could also be material to the Company’s cash flows in the periods the Company would be required to pay such liability.

ITEM 1A. RISK FACTORS
NiSource Inc.

NiSource’s operations and financial results are subject to various risks and uncertainties, including those disclosed in NiSource’s most recent Annual Report on Form 10-K for the year ended December 31, 2014 and restated in NiSource’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015. There have been no material changes to such risk factors as most recently restated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	Form of Amended and Restated 2013 Performance Share Agreement effective on implementation of the spin-off on July 1, 2015, (under the 2010 Omnibus Incentive Plan). **

(10.2)	Form of Amended and Restated 2014 Performance Share Agreement effective on the implementation of the spin-off on July 1, 2015, (under the 2010 Omnibus Incentive Plan).**

(10.3)	Form of Amendment to Restricted Stock Unit Award (“RSU”) Agreement related to Vested but Unpaid NiSource RSUs for Nonemployee Directors of NiSource entered into as of July 13, 2015.**

(10.4)
Form of Restricted Stock Unit Award (“RSU”) Agreement under the Columbia Pipeline Group, Inc. (“CPG”) 2015 Omnibus Incentive Plan relating to Vested but Unpaid NiSource RSUs for Nonemployee Directors of CPG entered into as of July 13, 2015.**

(10.5)	Revised Change in Control and Termination Agreement (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on October 23, 2015.)

(10.6)	Second Amendment to the NiSource Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 8-K filed October 23, 2015.)

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

*	Management contract or compensatory plan or arrangement of NiSource Inc.
**	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	November 3, 2015	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)