Form 10-K
period 2015-12-31
NISOURCE INC/DE
filed 2016-02-18
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the registrant's common stock, par value $0.01 per share (the "Common Stock") held by non-affiliates was approximately $14,408,583,291 based upon the June 30, 2015, closing price of $45.59 on the New York Stock Exchange.
There were 319,741,768 shares of Common Stock outstanding as of February 10, 2016.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2016.

DEFINED TERMS
The following is a list of abbreviations or acronyms that are used in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Capital Markets	NiSource Capital Markets, Inc.
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia	Columbia Energy Group
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
Crossroads Pipeline	Crossroads Pipeline Company
NARC	NIPSCO Accounts Receivable Corporation
NDC Douglas Properties	NDC Douglas Properties, Inc.
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Development Company	NiSource Development Company, Inc.
NiSource Finance	NiSource Finance Corporation

Abbreviations
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BBA	British Banker Association
Bcf	Billion cubic feet
BNS	Bank of Nova Scotia
Board	Board of Directors
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CAP	Compliance Assurance Program
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
Columbia OpCo	CPG OpCo LP
CPP	Clean Power Plan
DPU	Department of Public Utilities
DSM	Demand Side Management

DEFINED TERMS

Dth	Dekatherm
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
gwh	Gigawatt hours
hp	Horsepower
IBM	International Business Machines Corp.
IDEM	Indiana Department of Environmental Management
IPO	Initial Public Offering
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDAF	Local Distribution Adjustment Factor
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
Mcf	Thousand cubic feet
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
mw	Megawatts
mwh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NAV	Net Asset Value per Share
NOx	Nitrogen oxides
NYMEX	The New York Mercantile Exchange
OPEB	Other Postretirement and Postemployment Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PCB	Polychlorinated biphenyls
PEF	Pension Expense Factor

DEFINED TERMS

PNC	PNC Bank N.A.
ppb	Parts per billion
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RDAF	Revenue decoupling adjustment factor
ROE	Return on Equity
RTO	Regional Transmission Organization
Separation
The separation of NiSource's natural gas pipeline, midstream and storage business from NiSource's natural gas and electric utility business accomplished through the pro rata distribution by NiSource to holders of its outstanding common stock of all the outstanding shares of common stock of CPG. The separation was completed on July 1, 2015.

SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
Sugar Creek	Sugar Creek electric generating plant
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission

ITEM 1. BUSINESS
NISOURCE INC.

NiSource Inc. (the "Company") is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are fully regulated natural gas and electric utility companies serving approximately 3.9 million customers in seven states. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource on April 14, 1999.
NiSource is one of the nation’s largest natural gas distribution companies, as measured by number of customers. NiSource’s principal subsidiaries include NiSource Gas Distribution Group, Inc., a natural gas distribution holding company, and NIPSCO, a gas and electric company. NiSource derives substantially all of its revenues and earnings from the operating results of these rate-regulated businesses.
On July 1, 2015, NiSource completed the Separation of CPG from NiSource. CPG's operations consisted of all of NiSource's Columbia Pipeline Group Operations segment prior to the Separation. Following the Separation, NiSource retained no ownership interest in CPG.
The results of operations and cash flows for the former Columbia Pipeline Group Operations segment have been reported as discontinued operations for all periods presented. Additionally, the assets and liabilities of the former Columbia Pipeline Group Operations segment were reclassified as assets and liabilities of discontinued operations for all prior periods. See Note 3, "Discontinued Operations," in the Notes to Consolidated Financial Statements for additional information.
NiSource’s reportable segments are: Gas Distribution Operations and Electric Operations. The following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22, "Segments of Business," in the Notes to Consolidated Financial Statements for additional information for each segment.

Gas Distribution Operations
NiSource’s natural gas distribution operations serve approximately 3.4 million customers in seven states and operate approximately 59,000 miles of pipeline. Through its wholly-owned subsidiary NiSource Gas Distribution Group, Inc., NiSource owns six distribution subsidiaries that provide natural gas to approximately 2.6 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland and Massachusetts. Additionally, NiSource also distributes natural gas to approximately 812,000 customers in northern Indiana through its wholly-owned subsidiary NIPSCO.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary NIPSCO to approximately 463,000 customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. NIPSCO owns and operates three coal-fired electric generating stations. The three operating facilities have a net capability of 2,540 mw. NIPSCO also owns and operates Sugar Creek, a CCGT plant with net capability of 535 mw, three gas-fired generating units located at NIPSCO’s coal-fired electric generating stations with a net capability of 196 mw and two hydroelectric generating plants with a net capability of 10 mw. These facilities provide for a total system operating net capability of 3,281 mw. NIPSCO’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,805 circuit miles. NIPSCO is interconnected with five neighboring electric utilities. During the year ended December 31, 2015, NIPSCO generated 67.4% and purchased 32.6% of its electric requirements.
NIPSCO participates in the MISO transmission service and wholesale energy market. The MISO is a nonprofit organization created in compliance with FERC regulations to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, the MISO is responsible for managing energy markets, transmission constraints and the day-ahead, real-time, FTR and ancillary markets. NIPSCO transferred functional control of its electric transmission assets to the MISO and transmission service for NIPSCO occurs under the MISO Open Access Transmission Tariff.
Divestiture of Non-Core Assets
In recent years, NiSource sold certain businesses judged to be non-core to NiSource’s strategy. Lake Erie Land Company, a wholly-owned subsidiary of NiSource, is pursuing the sale of the real estate assets it owns. NDC Douglas Properties, a subsidiary of NiSource Development Company, is in the process of exiting its low-income housing investments. NiSource sold the service plan and leasing business lines of its retail services business in January 2013. NiSource also sold the commercial and industrial natural gas portfolio of its unregulated natural gas marketing business in September 2013.
Business Strategy
NiSource focuses its business strategy on its core, rate-regulated asset-based businesses with most of its operating income generated from the rate-regulated businesses. NiSource’s utilities continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states in which it operates.

ITEM 1. BUSINESS
NISOURCE INC.

NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs. These strategies will help improve reliability and safety, enhance customer services and reduce emissions while generating sustainable returns.
Competition and Changes in the Regulatory Environment
The regulatory frameworks applicable to NiSource’s operations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on NiSource’s operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this environment, including providing gas customers with increased choices for products and services.
Natural Gas Competition.    Open access to natural gas supplies over interstate pipelines and the deregulation of the commodity price of gas has led to tremendous change in the energy markets. LDC customers and marketers can purchase gas directly from producers and marketers as an open, competitive market for gas supplies has emerged. This separation or “unbundling” of the transportation and other services offered by pipelines and LDCs allows customers to purchase the commodity independent of services provided by the pipelines and LDCs. The LDCs continue to purchase gas and recover the associated costs from their customers. NiSource’s Gas Distribution Operations’ subsidiaries are involved in programs that provide customers the opportunity to purchase their natural gas requirements from third parties and use the NiSource Gas Distribution Operations’ subsidiaries for transportation services.
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

Seasonality
A significant portion of NiSource's operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily June through September, net revenues from electric sales are more significant, than in other months.
Other Relevant Business Information
NiSource’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.
As of December 31, 2015, NiSource had 7,596 employees of whom 3,157 were subject to collective bargaining agreements.
For a listing of certain subsidiaries of NiSource refer to Exhibit 21.
NiSource electronically files various reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as well as our proxy statements for our annual meetings of stockholders. The public may read and copy any materials that NiSource files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. NiSource makes all SEC filings available without charge to the public on its web site at http://www.nisource.com.

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
NiSource had total consolidated indebtedness of $6,949.6 million outstanding as of December 31, 2015. The Company’s substantial indebtedness could have important consequences. For example, it could:

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
A drop in NiSource’s credit rating could adversely impact NiSource’s liquidity.
The credit rating agencies periodically review the Company’s ratings, taking into account factors such as our capital structure and earnings profile. In 2015, Moody’s affirmed the NiSource senior unsecured rating of Baa2 and its commercial paper rating of P-2, with stable outlooks. Moody’s also affirmed NIPSCO’s Baa1 rating and Columbia Gas of Massachusetts’s Baa2 rating, with stable outlooks. In 2015, Standard & Poor’s raised the senior unsecured ratings of NiSource and its subsidiaries to BBB+ and NiSource’s commercial paper rating to A-2, with stable outlooks. In 2015, Fitch affirmed the NiSource senior unsecured rating of BBB-, commercial paper rating of F3 and the existing ratings of its other rated subsidiaries. Fitch revised its outlook to positive.
The Company is committed to maintaining investment grade credit ratings, however, there is no assurance we will be able to do so in the future. The Company’s credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. Any negative rating action could adversely affect our ability to access capital at rates and on terms that are attractive. A negative rating action could also adversely impact our business relationships with suppliers and operating partners.
Certain NiSource subsidiaries have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of December 31, 2015 the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $26.9 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
NiSource may not be able to execute its business plan or growth strategy, including utility infrastructure investments.
Business or regulatory conditions may result in NiSource not being able to execute its business plan or growth strategy, including identified, planned and other utility infrastructure investments. NiSource’s customer and regulatory initiatives may not achieve planned results. Utility infrastructure investments may not materialize, may cease to be achievable or economically viable and may not be successfully completed. Natural gas may cease to be viewed as an economically and ecologically attractive fuel. Any of these developments could adversely affect our results of operations and growth prospects.

ITEM 1A. RISK FACTORS
NISOURCE INC.

Adverse economic and market conditions or increases in interest rates could reduce net revenue growth, increase costs, decrease future net income and cash flows and impact capital resources and liquidity needs.
While the national economy is experiencing modest growth, NiSource cannot predict how robust future growth will be or whether or not it will be sustained. Deteriorating or sluggish economic conditions in NiSource’s operating jurisdictions could adversely impact NiSource’s ability to grow its customer base and collect revenues from customers, which could reduce net revenue growth and increase operating costs.
The Company relies on access to the capital markets to finance our liquidity and long-term capital requirements. Market turmoil could adversely affect our ability to raise additional capital or refinance debt at reasonable borrowing costs and terms. Reduced access to capital markets and/or increased borrowing costs could reduce future net income and cash flows. Refer to Note 14, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information related to outstanding long-term debt and maturities of that debt.
Capital market performance and other factors may decrease the value of benefit plan assets, which then could require significant additional funding and impact earnings.
The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations under defined benefit pension and other postretirement benefit plans. NiSource has significant obligations in these areas and holds significant assets in these trusts. These assets are subject to market fluctuations and may yield uncertain returns, which fall below NiSource’s projected rates of return. A decline in the market value of assets may increase the funding requirements of the obligations under the defined benefit pension and other postretirement benefit plans. Additionally, changes in interest rates affect the liabilities under these benefit plans; as interest rates decrease, the liabilities increase, which could potentially increase funding requirements. Further, the funding requirements of the obligations related to these benefits plans may increase due to changes in governmental regulations and participant demographics, including increased numbers of retirements or changes in life expectancy assumptions. Ultimately, significant funding requirements and increased pension or other postretirement benefit plan expense could negatively impact NiSource’s results of operations and financial position.
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
As a result of efforts to introduce market-based competition in certain markets where the regulated businesses conduct operations, NiSource may compete with independent marketers for customers. This competition exposes NiSource to the risk that certain stranded costs may not be recoverable and may affect results of NiSource’s growth strategy and financial position.
NiSource’s costs of compliance with environmental laws are significant. The costs of compliance with future environmental laws and the costs associated with environmental liabilities could impact cash flow and profitability.
NiSource is subject to extensive federal, state and local environmental requirements that, among other things, regulate air emissions, water usage and discharges, remediation and the management of chemicals, hazardous waste, solid waste, and coal combustion residuals. Compliance with these legal obligations requires NiSource to make expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees and permits at many of NiSource’s facilities. These expenditures are significant, and NiSource expects that they will continue to be significant in the future. Furthermore, if NiSource fails to comply with environmental laws and regulations or is found to have caused damage to the environment or persons, even if caused by factors beyond NiSource’s control, that failure or harm may result in the assessment of civil or criminal penalties and damages against NiSource.
Existing environmental laws and regulations may be revised and new laws and regulations seeking to increase environmental regulation of the energy industry may be adopted or become applicable to NiSource. Revised or additional laws and regulations could result in significant additional expense and operating restrictions on NiSource’s facilities or increased compliance costs,

ITEM 1A. RISK FACTORS
NISOURCE INC.

which may not be fully recoverable from customers and would, therefore, reduce net income. Moreover, such costs could materially affect the continued economic viability of one or more of NiSource’s facilities.
Even in instances where legal and regulatory requirements are already known or anticipated, the original cost estimates for cleanup and environmental capital projects can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including the nature and extent of impact, the method of cleanup, the cost of raw materials, contractor costs, and the availability of cost recovery. Changes in costs and the ability to recover under regulatory mechanisms could affect NiSource’s financial position, operating results and cash flows. Because NiSource operates fossil fuel facilities, emissions of GHGs are an expected aspect of the business. While NiSource continues to reduce GHG emissions through efficiency programs, leak detection, and other programs, GHG emissions cannot be eliminated. The EPA has made clear that it is focused on reducing GHG emissions from the energy industry. On October 18, 2015, the EPA finalized its CPP, which regulates greenhouse gas emissions from coal and natural gas electric generating units. The CPP is subject to various legal challenges, but, if the CPP survives these challenges, the compliance costs associated with CPP requirements could impact cash flow. In addition, the CPP could increase NiSource’s cost of producing energy, which may impact customer demand and/or NiSource’s profitability. The CPP requires states (or in some cases the EPA) to develop individualized plans to meet the CPP emission reduction requirements. Depending on the array of programs chosen by the State of Indiana or EPA, NiSource’s CPP compliance costs could be substantial. It is also possible that additional future GHG legislation and/or regulation could materially impact NiSource. The cost impact of any new and/or amended GHG legislation or regulations would depend upon the specific requirements enacted and cannot be determined at this time.
A significant portion of the gas and electricity NiSource sells is used by residential and commercial customers for heating and air conditioning. Accordingly, fluctuations in weather, gas and electricity commodity costs and economic conditions impact demand of our customers and our operating results.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on normal weather, which represents a long-term historical average. Significant variations from normal weather could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage is sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased costs, thus affecting NiSource’s financial results. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and factors such as unemployment, consumption and consumer confidence. Therefore, prevailing economic conditions may affect NiSource’s financial results.
NiSource’s business operations are subject to economic conditions in certain industries.
Business operations throughout NiSource’s service territories have been and may continue to be adversely affected by economic events at the national and local level where it operates. In particular, sales to large industrial customers, such as those in the steel, oil refining, industrial gas and related industries, may be impacted by economic downturns. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, increasing costs, and fluctuating demand for its products.
Fluctuations in the price of energy commodities or their related transportation costs may have a negative impact on NiSource’s financial results.
NiSource’s electric generating fleet is dependent on coal and natural gas for fuel, and its gas distribution operations purchase and resell much of the natural gas they deliver. These energy commodities are vulnerable to price fluctuations and fluctuations in associated transportation costs. From time to time, NiSource has used hedging in order to offset fluctuations in commodity supply prices. NiSource relies on regulatory recovery mechanisms in the various jurisdictions in order to fully recover the commodity costs incurred in operations. However, while NiSource has historically been successful in recovery of costs related to such commodity prices, there can be no assurance that such costs will be fully recovered through rates in a timely manner.
NiSource is exposed to risk that customers will not remit payment for delivered energy or services, and that suppliers or counterparties will not perform under various financial or operating agreements.
NiSource’s extension of credit is governed by a Corporate Credit Risk Policy, involves considerable judgment and is based on an evaluation of a customer or counterparty’s financial condition, credit history and other factors. NiSource monitors its credit risk exposure by obtaining credit reports and updated financial information for customers and suppliers, and by evaluating the financial status of its banking partners and other counterparties by reference to market-based metrics such as credit default swap pricing

ITEM 1A. RISK FACTORS
NISOURCE INC.

levels, and to traditional credit ratings provided by the major credit rating agencies. Adverse economic conditions could result in an increase in defaults by customers, suppliers and counterparties.
NiSource has significant goodwill and definite-lived intangible assets. An impairment of goodwill or definite-lived intangible assets could result in a significant charge to earnings and negatively impact NiSource's compliance with certain covenants under financing agreements.
In accordance with GAAP, NiSource tests goodwill for impairment at least annually and reviews its definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill also is tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. NiSource would be required to record a charge in its financial statements for the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under certain financing agreements. NiSource is subject to a financial covenant under its five-year revolving credit facility, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2015, the ratio was 64%.
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
Distribution of natural gas, and the generation, transmission and distribution of electricity involve numerous risks that may result in incidents and other operating risks and costs.
NiSource's gas distribution and transmission activities, as well as generation, transmission, and distribution of electricity, involve a variety of inherent hazards and operating risks, such as gas leaks, downed power lines, incidents, including third-party damages, large scale outages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury or loss of life to employees and the general public, significant damage to property, environmental pollution, impairment of its operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial losses to NiSource. The location of pipeline facilities, or generation, transmission, substation and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from such events. The occurrence of such events could adversely affect NiSource's financial position and results of operations. In accordance with customary industry practice, NiSource maintains insurance against some, but not all, of these risks and losses.
Aging infrastructure may lead to disruptions in operations and increased capital expenditures and maintenance costs, all of which could negatively impact NiSource’s financial results.

NiSource has risks associated with aging infrastructure assets. The age of these assets may result in a need for replacement, a higher level of maintenance costs and unscheduled outages despite efforts by NiSource to properly maintain these assets through inspection, scheduled maintenance and capital investment. The failure to operate these assets as desired could result in incidents and in NiSource’s inability to meet firm service obligations, adversely impacting revenues, and could also result in increased capital expenditures and maintenance costs, which, if not fully recovered from customers, could negatively impact NiSource's financial results.

ITEM 1A. RISK FACTORS
NISOURCE INC.

The impacts of climate change, natural disasters, acts of terrorism or other catastrophic events may disrupt operations and reduce the ability to service customers.
A disruption or failure of natural gas distribution systems, or within electric generation, transmission or distribution systems, in the event of a major hurricane, tornado, terrorist attack or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. NiSource has experienced disruptions in the past from hurricanes and tornadoes and other events of this nature. The occurrence of such events could adversely affect NiSource's financial position and results of operations. In accordance with customary industry practice, NiSource maintains insurance against some, but not all, of these risks and losses. There is also a concern that climate change may exacerbate the risks to physical infrastructure. Such risks include heat stresses to power lines, storms that damage infrastructure, lake and sea level changes that damage the manner in which services are currently provided, droughts or other stresses on water used to supply services, and other extreme weather conditions. Climate change and the costs that may be associated with its impacts have the potential to affect NiSource’s business in many ways, including increasing the cost NiSource incurs in providing its products and services, impacting the demand for and consumption of its products and services (due to change in both costs and weather patterns), and affecting the economic health of the regions in which NiSource operates.
A cyber-attack on any of NiSource's or certain third-party computer systems upon which NiSource relies may adversely affect its ability to operate.
NiSource is reliant on technology to run its businesses, which are dependent upon financial and operational computer systems to process critical information necessary to conduct various elements of its business, including the generation, transmission and distribution of electricity, operation of its gas pipeline facilities and the recording and reporting of commercial and financial transactions to regulators, investors and other stakeholders. Any failure of NiSource’s computer systems, or those of its customers, suppliers or others with whom it does business, could materially disrupt NiSource’s ability to operate its business and could result in a financial loss and possibly do harm to NiSource’s reputation.
Additionally, NiSource's information systems experience ongoing, often sophisticated, cyber-attacks by a variety of sources with the apparent aim to breach NiSource's cyber-defenses. Although NiSource attempts to maintain adequate defenses to these attacks and works through industry groups and trade associations to identify common threats and assess NiSource's countermeasures, a security breach of NiSource's information systems could (i) impact the reliability of NiSource's generation, transmission and distribution systems and potentially negatively impact NiSource's compliance with certain mandatory reliability standards, (ii) subject NiSource to harm associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to NiSource's customers or employees, and/or (iii) impact NiSource's ability to manage NiSource's businesses.
NiSource's capital projects and programs subject the Company to construction risks and natural gas costs and supply risks.
NiSource is engaged in an intrastate natural gas pipeline modernization program to maintain system integrity and enhance service reliability and flexibility. NIPSCO also is currently engaged in a number of capital projects, including environmental improvements to its electric generating stations, as well as the construction of new transmission facilities. As NiSource undertakes these projects and programs, it may not be able to complete them on schedule or at the anticipated costs. Additionally, NiSource may construct or purchase some of these projects and programs to capture anticipated future growth in natural gas production, which may not materialize, and may cause the construction to occur over an extended period of time. NiSource also may not receive material increases in revenue and cash flows until after the completion of the projects and programs.

Sustained extreme weather conditions may negatively impact NiSource’s operations.
NiSource conducts its operations across a wide geographic area subject to varied and potentially extreme weather conditions, which may from time to time persist for sustained periods of time. Despite preventative maintenance efforts, persistent weather related stress on NiSource’s infrastructure may reveal weaknesses in its systems not previously known to the Company or otherwise present various operational challenges across all business segments. Further, adverse weather may affect NiSource’s ability to conduct operations in a manner that satisfies customer expectations or contractual obligations, including by causing service disruptions.

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
The Separation was conditioned on the receipt by NiSource of a legal opinion to the effect that the distribution of CPG shares to NiSource stockholders is expected to qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. Even though NiSource has received such an opinion, the IRS could determine on audit that the distribution is taxable. Both NiSource and its stockholders could incur significant U.S. federal income tax liabilities if taxing authorities conclude the distribution is taxable.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
NISOURCE INC.

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2015.
Gas Distribution Operations. Refer to Item 1, "Business" of this report for further information on Gas Distribution Operations properties.
Electric Operations. Refer to Item 1, "Business" of this report for further information on Electric Operations properties.
Corporate and Other Operations. NiSource owns the Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana, and other residential and development property.
Character of Ownership. The principal properties of NiSource and its subsidiaries are owned free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of NiSource's subsidiary offices in various communities served are occupied under leases. All properties are subject to routine liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is NiSource’s practice regularly to pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned by NiSource and its subsidiaries, but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. NiSource does not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which its electric lines and gas distribution pipelines are located. At the time each of the principal properties was purchased a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors’ ownership and the lien status thereof.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NISOURCE INC.

The following is a list of the Executive Officers of the Registrant, including their names, ages, offices held and other recent business experience, as of February 1, 2016.

Name	Age	Office(s) Held in Past 5 Years
Joseph Hamrock	52	President and Chief Executive Officer of NiSource since July 1, 2015.
		Executive Vice President and Group Chief Executive Officer of NiSource from May 2012 to July 2015.
		President and Chief Operating Officer, American Electric Power Company (electric utility company) - Ohio from January 2008 to May 2012.
Donald E. Brown	44	Executive Vice President and Chief Financial Officer and Treasurer of NiSource since July 1, 2015.
		Executive Vice President, Finance Department of NiSource from March 2015 to July 2015.
		Vice President and Chief Financial Officer, UGI Utilities, a division of UGI Corporation (gas and electric utility company) from 2010 to March 2015.
Robert D. Campbell	56	Executive Vice President, Corporate Affairs and Human Resources of NiSource since July 1, 2015.
		Senior Vice President, Human Resources of NiSource from May 2006 to July 2015.
Carrie J. Hightman	58	Executive Vice President and Chief Legal Officer of NiSource since December 2007.
Carl W. Levander	54	Executive Vice President and Chief Regulatory Officer of NiSource since July 1, 2015.
		President of Columbia of Virginia from January 2006 to July 2015.
Violet G. Sistovaris	54	Executive Vice President, NIPSCO since July 1, 2015.
		Senior Vice President and Chief Information Officer of NiSource from May 2014 to June 2015.
		Senior Vice President and Chief Information Officer of NiSource Corporate Services Company from August 2008 to June 2015.
Jim L. Stanley	60	Executive Vice President and Chief Operating Officer of NiSource since July 1, 2015.
		Executive Vice President & Group Chief Executive Officer of NiSource from October 2012 to July 2015.
		Senior Vice President, Duke Energy (electric power holding company) from June 2010 to September 2012.
Joseph W. Mulpas	44	Vice President and Chief Accounting Officer of NiSource since May 2014.
		Assistant Controller, FirstEnergy Corp (diversified energy company) from November 2012 to April 2014.
		Vice President, Controller and Chief Accounting Officer, Maxum Petroleum Inc. (energy logistics company) from August 2012 to October 2012.
		Vice President and Chief Accounting Officer, DPL Inc. and its subsidiary, The Dayton Power and Light Company (electric utility company) from May 2009 to June 2012.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NISOURCE INC.

NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol “NI.” The table below indicates the high and low sales prices of NiSource’s common stock, on the composite tape, during the periods indicated.

	2015			2014
	High	Low	Dividend Per Share	High	Low	Dividend Per Share
First Quarter	$45.10	$40.89	$0.260	$36.82	$32.11	$0.250
Second Quarter	49.16	42.25	0.260	39.69	34.36	0.250
Third Quarter	45.71(1)	16.04(1)	0.155(2)	41.70	36.00	0.260
Fourth Quarter	20.13(1)	18.33(1)	0.155(2)	44.91	37.58	0.260
			$0.830			$1.020
(1) On July 1, 2015, NiSource completed the Separation through a special pro rata stock dividend, distributing one share of CPG common stock for every one share of NiSource common stock held by any NiSource stockholder on June 19, 2015, the record date. On July 1, 2015, the last trading day before the Separation became effective, the closing price of our common stock trading “regular way” (with an entitlement to CPG shares distributed in the Separation) was $45.45. On July 2, 2015, the first day of trading after the Separation, the opening price of our common stock was $17.61 per share.
(2)On July 2, 2015, following the Separation, NiSource’s Board declared a dividend of $0.155 per share of common stock and CPG’s Board declared a dividend of $0.125 per share of CPG common stock. The amount of dividends paid by NiSource in the third and fourth quarter of 2015 is that of NiSource only, and does not include the dividend declared by CPG during the same period.

Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August, and November. At its January 27, 2016, meeting, the Board declared a quarterly common dividend of $0.155 per share, payable on February 19, 2016 to holders of record on February 8, 2016.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board. There can be no assurance that we will continue to pay such dividends or the amount of such dividends.
As of February 10, 2016, NiSource had 30,389 common stockholders of record and 319,741,768 shares outstanding.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NISOURCE INC.

The graph below compares the cumulative total shareholder return of NiSource’s common stock for the last five years with the cumulative total return for the same period of the S&P 500 and the Dow Jones Utility indices. On July 1, 2015, NiSource completed the Separation. Following the Separation, NiSource retained no ownership interest in CPG. The Separation is treated as a special dividend for purposes of calculating the total shareholder return, with the then-current market value of the distributed shares being deemed to have been reinvested on the Separation date in shares of NiSource common stock. A vertical line is included on the graph below to identify the periods before and after the Separation.
The foregoing performance graph is being furnished as part of this annual report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by NiSource under the Securities Act or the Exchange Act.
The weighted average total return for NiSource common stock and the two indices is calculated from an assumed initial investment of $100 and assumes dividend reinvestment, including the impact of the distribution of CPG common stock in the Separation.

ITEM 6. SELECTED FINANCIAL DATA
NISOURCE INC.

The selected data presented below as of and for the five years ended December 31, 2015, are derived from the Consolidated Financial Statements of NiSource. The data should be read together with the Consolidated Financial Statements including the related notes thereto included in Item 8 of this Form 10-K.

Year Ended December 31, (dollars in millions except per share data)	2015	2014	2013	2012	2011
Statement of Income Data:
Gross Revenues
Gas Distribution	$2,081.9	$2,597.8	$2,226.3	$1,959.8	$2,916.6
Gas Transportation	969.8	987.4	820.0	692.4	531.9
Electric	1,572.9	1,672.0	1,563.4	1,507.7	1,427.7
Other	27.2	15.2	15.7	18.1	18.0
Total Gross Revenues	4,651.8	5,272.4	4,625.4	4,178.0	4,894.2
Net Revenues (Gross Revenues less Cost of Sales, excluding depreciation and amortization)	3,008.1	2,899.5	2,662.4	2,513.9	2,442.1
Operating Income	799.9	789.1	698.1	638.6	551.7
Income from Continuing Operations	198.6	256.2	221.0	171.0	108.9
Balance Sheet Data:
Total Assets	17,492.5	24,589.8	22,473.6	21,620.2	20,571.5
Capitalization
Common stockholders’ equity	3,843.5	6,175.3	5,886.6	5,554.3	4,997.3
Long-term debt, excluding amounts due within one year	5,948.5	8,151.5	7,588.2	6,813.7	6,261.1
Total Capitalization	$9,792.0	$14,326.8	$13,474.8	$12,368.0	$11,258.4
Per Share Data:
Basic Earnings Per Share from Continuing Operations ($)	$0.63	$0.81	$0.71	$0.59	$0.39
Diluted Earnings Per Share from Continuing Operations ($)	$0.63	$0.81	$0.71	$0.57	$0.38
Other Data:
Dividends declared per share ($)	$0.83	$1.02	$0.98	$0.94	$0.92
Shares outstanding at the end of the year (in thousands)	319,110	316,037	313,676	310,281	281,854
Number of common stockholders	30,190	25,233	26,965	28,823	30,663
Capital expenditures ($ in millions)	$1,367.5	$1,339.6	$1,248.5	$1,095.5	$812.6
Number of employees	7,596	8,982	8,477	8,286	7,957

•
On July 1, 2015, NiSource completed the Separation. The results of operations of the former Columbia Pipeline Group Operations segment have been classified as discontinued operations for all periods presented. See Note 3, "Discontinued Operations," in the Notes to the Consolidated Financial Statements for further information.

•
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

•
On November 14, 2011, NiSource Finance commenced a cash tender offer for up to $250.0 million aggregate principal amount of its outstanding 10.75% notes due 2016 and 6.15% notes due 2013. A condition of the offering was that all validly tendered 2016 notes would be accepted for purchase before any 2013 notes were accepted. On December 13, 2011, NiSource Finance

ITEM 6. SELECTED FINANCIAL DATA
NISOURCE INC.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Note regarding forward-looking statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things, NiSource’s debt obligations; any changes in NiSource’s credit rating; NiSource’s ability to execute its growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential and commercial customers; economic conditions of certain industries; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairments of goodwill or definite-lived intangible assets; changes in taxation and accounting principles; potential incidents and other operating risks associated with our business; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; risks associated with construction and natural gas cost and supply; extreme weather conditions; the ability of subsidiaries to generate cash; uncertainties related to the expected benefits of the Separation and the matters set forth in Item 1A, “Risk Factors” of this report, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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
NiSource reported lower income from continuing operations of $198.6 million or $0.63 per basic share for the twelve months ended December 31, 2015 compared to $256.2 million or $0.81 per basic share for the same period in 2014. The lower income

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

from continuing operations during 2015 was due primarily to a $97.2 million loss on early extinguishment of long-term debt recorded as a result of the debt restructuring that occurred in 2015 as part of the Separation.
For the twelve months ended December 31, 2015, NiSource reported operating income of $799.9 million compared to $789.1 million for the same period in 2014. The slightly higher operating income was primarily due to increased net revenues from gas distribution regulatory and service programs, increased return on environmental capital investment at NIPSCO partially offset by lower net revenues due to warmer than normal weather and lower industrial customer usage. Operating expenses were higher due to increased employee and administrative expenses, higher environmental remediation costs and increased depreciation expense.
As part of our long-term regulated infrastructure investment program, NiSource invested $1,367.5 million in 2015 across our gas and electric utilities. Nisource expects to invest an additional $1,391.6 million during 2016.

NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2016. At December 31, 2015, NiSource had approximately $1,179.4 million of liquidity available, consisting of cash and available capacity under credit facilities.

These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
Platform for Growth
NiSource’s business plan continues to center on regulatory and customer initiatives.

Regulatory Initiatives
NiSource’s utilities continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states. NiSource invested approximately $1.4 billion across its gas and electric utilities in 2015. NiSource has now executed against approximately $2.0 billion of an estimated $30 billion in total projected long-term regulated utility infrastructure investments. NiSource expects to invest approximately $1.4 billion in capital during 2016 to continue to modernize and improve its system across all seven states. NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs. These strategies will help improve reliability and safety, enhance customer services and reduce emissions while generating sustainable returns.

Gas Distribution Operations

•
On December 3, 2015, the Pennsylvania PUC approved a settlement in Columbia of Pennsylvania’s base rate case. The settlement maintains Columbia of Pennsylvania's ability to continue replacing and upgrading its natural gas distribution system. The approved rate adjustment went into effect on December 18, 2015, and will increase Columbia of Pennsylvania’s annual revenues by $28.0 million. The settlement also included new incentives that will significantly reduce costs for customers converting to natural gas.

•
On November 1, 2015, Columbia of Massachusetts implemented new rates under its previously approved base rate case settlement. The settlement supports Columbia of Massachusetts’s continued effort to modernize its pipeline infrastructure and transform its operations to continue to serve customers safely and reliably. The approved settlement provides for increased annual revenues of $32.8 million starting November 1, 2015, with an additional $3.6 million annual increase in revenues starting November 1, 2016.

•
On August 21, 2015, Columbia of Virginia received final VSCC approval of its 2014 base rate case. The VSCC reaffirmed the $25.2 million annual revenue increase. The case supports continued capital investments by Columbia of Virginia to improve its system and accommodate customer growth, as well as initiatives to enhance safety and reliability.

•
NIPSCO continued executing on its seven-year, approximately $817 million natural gas system modernization program. NIPSCO filed its semi-annual tracker and program update on August 31, 2015, and expects an order from the IURC in the first quarter of 2016.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Electric Operations

•
On December 16, 2015, the IURC approved a settlement between NIPSCO, the Indiana Office of Utility Consumer Counselor and NIPSCO’s largest industrial customers which resolved all outstanding issues raised by parties in an Indiana Court of Appeals proceeding related to NIPSCO’s previous long-term electric infrastructure modernization plan. The settlement agreement required NIPSCO to file an electric base rate case and a new seven-year electric TDSIC plan.

•
On December 31, 2015, NIPSCO filed a new $1.3 billion, seven-year electric infrastructure modernization plan with the IURC. The plan is focused on electric transmission and distribution investments made for safety, reliability, and system modernization. NIPSCO expects an order on its seven-year plan in the third quarter of 2016.

•
NIPSCO remains on schedule with its electric base rate case filed on October 1, 2015 with the IURC. The case seeks to update rates to reflect the current costs of generating and distributing power, plus ongoing investments which are delivering substantial benefits to customers, including programs that have reduced the duration of power outages by 40 percent. An IURC decision is expected in the third quarter of 2016.

•
Progress also continued on two major electric transmission projects designed to enhance region-wide system flexibility and reliability. Right-of-way acquisition, permitting and substation construction are under way for both projects. Line and tower construction is expected to begin in 2016. These projects involve an investment of approximately $450 million for NIPSCO and are anticipated to be in service by the end of 2018.

•
NIPSCO's Michigan City Unit 12 FGD was placed in service on December 15, 2015. The approximately $255 million project, supported with cost recovery, improves air quality and helps ensure NIPSCO’s generation fleet remains in compliance with current environmental regulations. The project also helps ensure that NIPSCO can continue offering low-cost, reliable and efficient generating capacity for its customers.

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
For additional information refer to Item 9A, “Controls and Procedures.”

Results of Operations
Income from Continuing Operations
For the year ended December 31, 2015, NiSource reported income from continuing operations of $198.6 million, or $0.63 per basic share, compared to $256.2 million, or $0.81 per basic share in 2014. Income from continuing operations for the year ended December 31, 2013 was $221.0 million, or $0.71 per basic share.
Comparability of line item operating results is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
NiSource analyzes its operating results using net revenues. Net revenues are calculated as revenues less the associated cost of sales (excluding depreciation and amortization). NiSource believes net revenues are a better measure to analyze profitability than gross operating revenues since the majority of the cost of sales are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in gross operating revenues.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Total consolidated net revenues for the year ended December 31, 2015, were $3,008.1 million, a $108.6 million increase compared with 2014. Net revenues increased primarily due to increased Gas Distribution Operations' net revenues of $82.4 million and higher Electric Operations' net revenues of $22.3 million.

•
Gas Distribution Operations' net revenues increased primarily due to an increase in regulatory and service programs of $88.7 million, including the impact of new rates at Columbia of Pennsylvania, Columbia of Massachusetts and Columbia of Virginia, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there were higher net revenues due to increased rent billed to affiliates, offset in expense, of $8.4 million and higher regulatory and tax trackers, offset in expense, of $7.5 million. These increases in net revenues were partially offset by the effects of warmer weather of $30.6 million.

•
Electric Operations' net revenues increased primarily due to higher regulatory trackers, which are offset in expense, of $19.8 million, an increase in the return on the environmental capital investment recovery of $10.3 million due to an increased plant balance eligible for recovery and higher net revenues of $8.8 million as a result of two electric transmission projects. These increases were partially offset by lower industrial usage of $13.8 million.

Total consolidated net revenues for the twelve months ended December 31, 2014 were $2,899.5 million, a $237.1 million increase compared with 2013. Net revenues increased primarily due to increased Gas Distribution Operations' net revenues of $197.1 million and increased Electric Operations' net revenues of $41.3 million.

•
Gas Distribution Operations' net revenues increased primarily due to an increase of $93.4 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania, the rate case at Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, 2014 included an increase in regulatory and tax trackers, which are offset in expense, of $49.2 million, the effects of colder weather of $18.4 million, and higher commercial, residential and industrial usage of $14.6 million.

•
Electric Operations' net revenues increased primarily due to higher industrial usage of $21.9 million and an increase in the return on the environmental capital investment recovery of $19.8 million due to an increased plant balance eligible for recovery.

Operating Expenses
Operating expenses were $2,208.2 million in 2015, an increase of $97.8 million from the comparable 2014 period. This increase was primarily due to higher operation and maintenance expenses of $58.8 million and increased depreciation and amortization of $37.5 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in net revenues, of $19.3 million, higher employee and administrative expenses of $14.5 million, increased environmental costs of $14.3 million and higher electric generation costs of $6.0 million. The increase in depreciation and amortization is primarily due to higher capital expenditures placed in service in 2015.
Operating expenses were $2,110.4 million in 2014, an increase of $146.1 million from the comparable 2013 period. This increase was primarily due to higher operation and maintenance expenses of $112.9 million, increased depreciation and amortization of $16.5 million and higher other taxes of $14.8 million. The increase in operation and maintenance expenses was primarily due to increased regulatory trackers, which are offset in net revenues, of $40.3 million, higher employee and administrative expenses of $34.2 million, increased outside services of $17.2 million, higher electric generation costs of $15.2 million as a result of maintenance related outages and increased uncollectibles of $6.3 million. The increase in depreciation and amortization is primarily due to higher capital expenditures related to projects placed in service in 2014. The increase in other taxes is primarily attributable to tax trackers, which are offset in net revenues, of $9.2 million.
Other Income (Deductions)
Other Income (Deductions) in 2015 reduced income $460.0 million compared to a reduction of $366.1 million in 2014. The increase in deductions is primarily due to a loss on early extinguishment of long-term debt of $97.2 million. Refer to Note 14, "Long-Term Debt," in the Notes to the Consolidated Financial Statements for further information on long-term debt retired in May 2015.

Other Income (Deductions) in 2014 reduced income $366.1 million compared to a reduction of $368.5 million in 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Income Taxes
The effective income tax rates were 41.6%, 39.4% and 32.9% in 2015, 2014 and 2013, respectively. The 2.2% increase in the overall effective tax rate in 2015 versus 2014 was primarily the result of a $17.8 million increase in federal income tax expense associated with write downs of charitable contribution carryovers, offset by a $10.5 million decrease in income tax expense related to state apportionment changes and permanent items as a result of remeasurement after the Separation. The 6.5% increase in the overall effective tax rate in 2014 versus 2013 was primarily a result of a $13.5 million increase in tax expense related to state apportionment changes and permanent items as a result of the Separation, a $7.1 million increase due to Indiana state taxes, a $5.4 million increase in tax expense due to Pennsylvania regulatory changes, and $4.1 million of additional state income tax expense related to corporate restructuring. Refer to Note 9, "Income Taxes," in the Notes to the Consolidated Financial Statements for further information on these changes.
Liquidity and Capital Resources
A significant portion of NiSource’s operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing, is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization programs, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2016.
Operating Activities
Net cash from operating activities from continuing operations for the year ended December 31, 2015 was $1,163.4 million, an increase of $402.2 million from 2014. The increase in net cash from operating activities from continuing operations was primarily due to the change in regulatory assets/liabilities, as well as the change in inventories and overrecovered gas and fuel costs working capital accounts as a result of lower gas prices and warmer weather in 2015 compared to 2014.

Net cash from operating activities from continuing operations for the year ended December 31, 2014 was $761.2 million, a decrease of $206.6 million from the prior year. The decrease in net cash from operating activities from continuing operations was primarily attributable to an income tax refund received in 2013.
Pension and Other Postretirement Plan Funding. In 2015, NiSource contributed $2.7 million to its pension plans and $25.8 million to its postretirement medical and life plans. In 2016, NiSource expects to make contributions of approximately $3.0 million to its pension plans and approximately $22.2 million to its postretirement medical and life plans. At December 31, 2015, NiSource’s pension and other postretirement benefit plans were underfunded by $459.6 million and $299.9 million, respectively.

Investing Activities
The tables below reflect actual capital expenditures and certain other investing activities by segment for 2015, 2014 and 2013, and estimates for 2016.

(in millions)	2016E	2015	2014	2013
Gas Distribution Operations	$966.9	$917.0	$860.3	$790.8
Electric Operations	418.6	400.3	438.8	426.3
Corporate and Other Operations	6.1	50.2	40.5	31.4
Total(1)	$1,391.6	$1,367.5	$1,339.6	$1,248.5
(1) Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures included in current liabilities and AFUDC Equity.
For 2016, the projected capital program and certain other investing activities are expected to be $1,391.6 million, which is $24.1 million higher than the 2015 capital program. This increased spending is mainly due to identified Gas Distribution Operations segment growth and betterment projects in 2016.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

For 2015, the capital expenditures and certain other investing activities were $1,367.5 million, which is $27.9 million higher than the 2014 capital program. This increased spending is mainly due to increased TDSIC spend in the Gas Distribution Operations segment, partially offset by lower tracker program spend at the Electric Operations segment.
For 2014, capital expenditures and certain other investing activities were $1,339.6 million, an increase of $91.1 million compared to 2013. This increased spending is mainly due to continued spending on infrastructure replacement programs in the Gas Distribution Operations segment.

Restricted cash was $29.7 million and $24.9 million as of December 31, 2015 and 2014, respectively. The increase in restricted cash was primarily a result of higher margin requirements due to open derivative contracts.
Financing Activities
Long-term Debt. Refer to Note 14, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information on long-term debt.
Credit Facilities. NiSource Finance currently maintains a $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of July 1, 2020. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource Finance's $1.5 billion commercial paper program, provide for issuance of letters of credit and also for general corporate purposes.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo.
NiSource Finance had no borrowings outstanding under its revolving credit facility at December 31, 2015 and $500.0 million at December 31, 2014 at a weighted average interest rate of 1.44%. In addition, NiSource Finance had $321.4 million in commercial paper outstanding at December 31, 2015, at a weighted average interest rate of 1.00% and $792.6 million in commercial paper outstanding at December 31, 2014, at a weighted average interest rate of 0.82%.
As of December 31, 2015 and December 31, 2014, NiSource had $246.0 million and $284.3 million, respectively, of short-term borrowings recorded on the Consolidated Balance Sheets relating to its accounts receivable securitization facilities. See Note 17, “Transfers of Financial Assets” in the Notes to Consolidated Financial Statements.
As of December 31, 2015, NiSource had $14.7 million of stand-by letters of credit outstanding all of which were under the revolving credit facility. At December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding of which $14.7 million were under the revolving credit facility.
As of December 31, 2015, an aggregate of $1,163.9 million of credit was available under the credit facility and accounts receivable securitization programs.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility, which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2015, the ratio was 64%.
Refer to Note 14, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for further information on debt covenants.
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
Credit Ratings. The credit rating agencies periodically review the Company’s ratings, taking into account factors such as our capital structure and earnings profile. In 2015, Moody’s affirmed the NiSource senior unsecured rating of Baa2 and its commercial paper rating of P-2, with stable outlooks. Moody’s also affirmed NIPSCO’s Baa1 rating and Columbia Gas of Massachusetts’s Baa2 rating, with stable outlooks. In 2015, Standard & Poor’s raised the senior unsecured ratings of NiSource and its subsidiaries to BBB+ and NiSource’s commercial paper rating to A-2, with stable outlooks. In 2015, Fitch affirmed the NiSource senior

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

unsecured rating of BBB-, commercial paper rating of F3 and the existing ratings of its other rated subsidiaries. Fitch revised its outlook to positive.
The Company is committed to maintaining investment grade credit ratings, however, there is no assurance we will be able to do so in the future. The Company’s credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. Any negative rating action could adversely affect our ability to access capital at rates and on terms that are attractive. A negative rating action could also adversely impact our business relationships with suppliers and operating partners.
Certain NiSource subsidiaries have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of December 31, 2015 the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $26.9 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and service obligations for various services including pipeline capacity and IBM outsourcing. The total contractual obligations in existence at December 31, 2015 and their maturities were:

(in millions)	Total	2016	2017	2018	2019	2020	After
Long-term debt (1)	$6,227.0	$421.5	$349.9	$476.0	$541.0	$550.0	$3,888.6
Capital leases (2)	313.3	23.5	23.0	23.3	23.7	23.5	196.3
Interest payments on long-term debt	4,947.1	355.5	329.2	296.5	263.1	244.9	3,457.9
Operating leases(3)	62.1	18.4	11.1	8.8	7.0	3.5	13.3
Energy commodity contracts	455.2	169.3	74.8	67.5	70.6	72.6	0.4
Service obligations:
Pipeline service obligations	2,164.3	512.7	496.0	341.0	245.4	139.3	429.9
IBM service obligations	410.1	90.9	82.8	80.1	78.6	77.7	—
Other service obligations	165.8	72.0	67.2	19.7	4.6	2.3	—
Other liabilities	25.2	25.2	—	—	—	—	—
Total contractual obligations	$14,770.1	$1,689.0	$1,434.0	$1,312.9	$1,234.0	$1,113.8	$7,986.4
(1) Long-term debt balance excludes unamortized discounts and expenses of $45.5 million and non-recourse debt of $2.1 million related to NDC Douglas Properties.
(2) Capital lease payments shown above are inclusive of interest totaling $114.7 million.
(3)Operating lease balances do not include amounts for fleet leases that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $30.5 million in 2016, $30.9 million in 2017, $26.7 million in 2018, $20.3 million in 2019, $12.5 million in 2020 and $7.5 million thereafter.
NiSource calculated estimated interest payments for long-term debt as follows: for the fixed-rate debt, interest is calculated based on the stated coupon and payment dates; for variable-rate debt, interest rates used are those that are in place as of December 31, 2015. For 2016, NiSource projects that it will be required to make interest payments of approximately $359.6 million, which includes $355.5 million of interest payments related to its long-term debt outstanding as of December 31, 2015. At December 31, 2015, NiSource also had $567.4 million in short-term borrowings outstanding.
NiSource’s expected payments included within “Other liabilities” in the table of contractual commitments above contains employer contributions to pension and other postretirement benefits plans expected to be made in 2016. Plan contributions beyond 2016 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2016, NiSource expects to make contributions of approximately $3.0 million to its pension plans and approximately $22.2 million to its postretirement medical and life plans. Refer to Note 10, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.

NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as “Other Liabilities and Deferred Credits” on the Consolidated Balance Sheets, other than those described above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $287.5 million in 2016, which are not included in the table above.
Refer to Note 18, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for further information on contractual obligations.
Off-Balance Sheet Arrangements
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
There are no material commodity price risk assets or liabilities as of December 31, 2015 and 2014.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. NiSource manages interest rate risk by entering into forward starting interest-rate swaps that hedge the interest rate risk related to forecasted issuances of long-term-debt. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $8.2 million and $20.0 million for the years 2015 and 2014, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

In December 2015, NiSource Finance entered into two forward starting interest-rate swaps, each hedging the interest rate risk on coupon payments arising from $500 million of forecasted issuances of long-term debt in each of 2017 and 2018. Refer to Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for futher information on NiSource's forward starting interest-rate swaps.

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

Price risk management liabilities also include forward starting interest-rate swaps, which are designated as cash flow hedges. Each period the swap instrument will be measured assuming a hypothetical settlement at that point in time. Upon termination of the swap instruments, NiSource will pay or receive a settlement based on the current market value. Credit risk is considered in the fair value calculation of each interest-rate swap. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy.

Refer to Note 16, “Fair Value,” in the Notes to the Consolidated Financial Statements for additional information on NiSource’s fair value measurements.

Other Information
Critical Accounting Policies
NiSource applies certain accounting policies based on the accounting requirements discussed below that have had, and may continue to have, significant impacts on NiSource’s results of operations and Consolidated Financial Statements.
Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,771.9 million and $1,433.7 million at December 31, 2015, and $1,731.9 million and $1,440.7 million at December 31, 2014, respectively. For additional information, refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.
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
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets. Regulatory assets requiring specific regulatory action amounted to $262.7 million at December 31, 2015. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.
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

Goodwill. NiSource’s goodwill assets at December 31, 2015 were $1,690.7 million, most of which resulted from the acquisition of Columbia on November 1, 2000. As required, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of May 1, 2015.

NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2012 goodwill test. That test indicated the fair value of each of the reporting units that carry or are allocated goodwill substantially exceeded their carrying values, indicating that no impairment existed under the step 1 annual impairment test. A qualitative ("step 0") test was performed as of May 1, 2015 and 2014. NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units in its baseline May 1, 2012 test. The results of this assessment indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values and no impairments are necessary.

The Separation prompted changes in the way NiSource’s chief operating decision maker manages the business where, going forward, financial accountability is largely at the individual state operating company level. This change in management approach triggered an assessment of NiSource’s goodwill reporting units. Through this assessment, NiSource concluded each of the six state operating companies within the former Columbia Distribution Operations reporting unit are now operating segments. NiSource further concluded these operating segments represent goodwill reporting units as they do not contain components whose discrete financial information is regularly reviewed by segment management.
Goodwill previously allocated to the Columbia Distribution Operations reporting unit was reallocated to the six new reporting units on a relative fair value basis. In accordance with GAAP, and consistent with NiSource’s historical impairment testing of goodwill, fair value was determined based on a weighting of income and market approaches. The resulting fair values were substantially in excess of their respective reporting unit’s carrying values. NiSource’s remaining reporting unit, NIPSCO Gas

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.

Operations, was not impacted by the changes in reporting structure as it was historically and continues to be reviewed by the chief operating decision maker at a state operating company level.
All of NiSource’s goodwill reporting units at December 31, 2015 remain within the Gas Distribution Operations reportable segment.
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

Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Consolidated Financial Statements.
Environmental Matters
NiSource is subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. NiSource believes that it is in substantial compliance with those environmental regulations currently applicable to NiSource’s business and operations. Refer to Note 18-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters.

Bargaining Unit Contract
As of December 31, 2015, NiSource had 7,596 employees of whom 3,157 were subject to collective bargaining agreements. Agreements were reached with the respective unions whose collective bargaining agreements were set to expire during 2015. Six additional collective bargaining contracts, covering approximately 400 employees, are set to expire during 2016.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations

Year Ended December 31, (in millions)	2015	2014	2013
Net Revenues
Sales revenues	$3,069.1	$3,593.9	$3,053.8
Less: Cost of gas sold (excluding depreciation and amortization)	1,155.5	1,762.7	1,419.7
Net Revenues	1,913.6	1,831.2	1,634.1
Operating Expenses
Operation and maintenance	945.3	900.3	824.8
Depreciation and amortization	232.6	217.6	201.4
Loss (Gain) on sale of assets and impairment, net	0.8	(0.2)	1.2
Other taxes	179.1	176.5	161.3
Total Operating Expenses	1,357.8	1,294.2	1,188.7
Operating Income	$555.8	$537.0	$445.4

Revenues
Residential	$2,055.2	$2,286.3	$1,901.0
Commercial	691.4	800.6	654.0
Industrial	217.6	231.3	194.3
Off-System Sales	87.3	199.4	266.4
Other	17.6	76.3	38.1
Total	$3,069.1	$3,593.9	$3,053.8
Sales and Transportation (MMDth)
Residential sales	262.0	295.2	272.3
Commercial sales	171.5	189.6	172.9
Industrial sales	522.7	512.9	494.5
Off-System Sales	32.7	44.9	70.4
Other	(0.2)	(0.1)	0.4
Total	988.7	1,042.5	1,010.5
Heating Degree Days	5,459	6,176	5,698
Normal Heating Degree Days	5,610	5,610	5,610
% Colder (Warmer) than Normal	(3)%	10%	2%
Customers
Residential	3,113,324	3,098,052	3,079,575
Commercial	283,357	282,749	281,535
Industrial	7,578	7,637	7,663
Other	13	15	22
Total	3,404,272	3,388,453	3,368,795
Competition
Gas Distribution Operations competes with investor-owned, municipal, and cooperative electric utilities throughout its service areas as well as other regulated and unregulated natural gas intra and interstate pipelines and other alternate fuels, such as propane and fuel oil. Gas Distribution Operations continues to be a strong competitor in the energy market as a result of strong customer preference for natural gas. Competition with providers of electricity has traditionally been the strongest in the residential and commercial markets of Kentucky, southern Ohio, central Pennsylvania and western Virginia due to comparatively low electric rates. Natural gas competes with fuel oil and propane in the Massachusetts market mainly due to the installed base of fuel oil and propane-based heating which has comprised a declining percentage of the overall market over the last few years. However, fuel oil and propane are more viable in today’s depressed oil market.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

Market Conditions
Spot prices at the Henry Hub for the winter through December 2015 have primarily been in the $1.54 to $2.40 per Dth range compared to the price range of $2.75 to $4.28 per Dth experienced during the winter through December 2014.

Entering the 2015 - 2016 winter season, national storage levels were 371 Bcf above the prior year and 147 Bcf above the five- year average inventory level (based on October 30, 2015 Energy Information Administration storage report). During the summer of 2015, prices ranged between $2.08 and $3.07 per Dth averaging below the range of $3.52 to $4.80 per Dth experienced during the summer of 2014.
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
The Gas Distribution Operations companies have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include the sale of products and services upstream of the companies’ service territory, the sale of products and services in the companies’ service territories, and gas supply cost incentive mechanisms for service to their core markets. The upstream products are made up of transactions that occur between an individual Gas Distribution Operations company and a buyer for the sales of unbundled or rebundled gas supply and capacity. The on-system services are offered by NiSource to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations company system. The incentive mechanisms give the Gas Distribution Operations companies an opportunity to share in the savings created from such situations as gas purchase prices paid below an agreed upon benchmark and their ability to reduce pipeline capacity charges with their customers. Certain Gas Distribution Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures and other investing activities by category for 2015, 2014 and 2013, and estimates for 2016.

(in millions)	2016E	2015	2014	2013
System Growth	$168.3	$157.8	$175.9	$166.8
Maintenance and Other	798.6	759.2	684.4	624.0
Total	$966.9	$917.0	$860.3	$790.8
The Gas Distribution Operations segment’s capital expenditures and other investing activities were $917.0 million in 2015 and are projected to be $966.9 million in 2016. This increased spending of $49.9 million is mainly due to growth and betterment projects in 2016. Capital expenditures for 2015 were higher than 2014 by approximately $56.7 million primarily due to increased TDSIC spend.

The Gas Distribution Operations segment’s capital expenditures for 2014 were higher than 2013 by approximately $69.5 million primarily due to increased spending on infrastructure replacement projects.

Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments and cost recovery and trackers for the Gas Distribution Operations segment.
Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Usage for the year ended December 31, 2015 decreased from the same period last year primarily due to warmer weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, Gas Distribution Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which Gas Distribution Operations operate has different requirements regarding the procedure for establishing

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts received regulatory approval of a decoupling mechanism which adjusts revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland and Columbia of Virginia have received regulatory approval to implement a revenue normalization adjustment for certain customer classes, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment. Columbia of Kentucky has had approval for a weather normalization adjustment for many years. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of December 31, 2015, liabilities have been recorded to cover probable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Gas Distribution Operations segment.
Weather
In general, NiSource calculates the weather related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. NiSource's composite heating degree days reported do not directly correlate to the weather related dollar impact on the results of Gas Distribution Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite heating degree-day comparison.
Weather in the Gas Distribution Operations service territories for 2015 was about 3% warmer than normal and was about 12% warmer than 2014, decreasing net revenues approximately $30 million for the year ended December 31, 2015 compared to 2014.
Weather in the Gas Distribution Operations service territories for 2014 was about 10% colder than normal and was about 8% colder than 2013, increasing net revenues approximately $18 million for the year ended December 31, 2014 compared to 2013.
Throughput
Total volumes sold and transported for the year ended December 31, 2015 were 988.7 MMDth, compared to 1,042.5 MMDth for 2014. This decrease is primarily attributable to warmer weather and lower off-system sales opportunities experienced in 2015 compared to 2014.

Total volumes sold and transported for the year ended December 31, 2014 were 1,042.5 MMDth, compared to 1,010.5 MMDth for 2013. This increase is primarily attributable to colder weather experienced in 2014 compared to 2013.

Net Revenues
Net revenues for 2015 were $1,913.6 million, an increase of $82.4 million from the same period in 2014. The increase in net revenues is due primarily to an increase in regulatory and service programs of $88.7 million, including the impact of new rates at Columbia of Pennsylvania, Columbia of Massachusetts and Columbia of Virginia, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, there were higher net revenues due to increased rent billed to affiliates, offset in expense, of $8.4 million and higher regulatory and tax trackers, offset in expense, of $7.5 million. These increases in net revenues were partially offset by the effects of warmer weather of $30.6 million.

Net revenues for 2014 were $1,831.2 million, an increase of $197.1 million from the same period in 2013. The increase in net revenues is due primarily to an increase of $93.4 million for regulatory and service programs, including the impacts of the rate settlement in 2013 at Columbia of Pennsylvania, the rate case at Columbia of Massachusetts, as well as the implementation of rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, 2014 included an increase in regulatory and tax trackers, which are offset in expense, of $49.2 million, the effects of colder weather of $18.4 million, and higher commercial, residential and industrial usage of $14.6 million.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

at the beginning of this segment discussion. The adjustments to other gross revenues for the twelve months ended December 31, 2015 and 2014 were a revenue decrease of $68.0 million and a revenue increase of $34.2 million, respectively.

Operating Income
For 2015, Gas Distribution Operations reported operating income of $555.8 million, an increase of $18.8 million from the comparable 2014 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $63.6 million higher than the comparable period reflecting increased employee and administrative expenses of $16.3 million, and higher depreciation and property taxes of $15.0 million and $9.1 million, respectively, due to increased capital expenditures. Additionally, 2015 included increased outside service costs of $7.7 million and higher regulatory and tax trackers, which are offset in net revenues, of $7.5 million.

For 2014, Gas Distribution Operations reported operating income of $537.0 million, an increase of $91.6 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses were $105.5 million higher than the comparable period reflecting increased regulatory and tax trackers, which are offset in net revenues, of $49.2 million, higher employee and administrative expenses of $21.9 million primarily due to a growing workforce and increased information technology support and enhancements projects. Additionally, 2014 included increased depreciation of $16.2 million due to increased capital expenditures, increased outside service costs of $13.7 largely due to Columbia of Pennsylvania's pipeline safety initiatives, higher other taxes of $6.0 million and increased uncollectibles of $5.1 million. These increases were partially offset by a decrease in environmental costs of $6.7 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations

Year Ended December 31, (in millions)	2015	2014	2013
Net Revenues
Sales revenues	$1,574.4	$1,673.4	$1,564.9
Less: Cost of sales (excluding depreciation and amortization)	488.4	609.7	542.5
Net Revenues	1,086.0	1,063.7	1,022.4
Operating Expenses
Operation and maintenance	490.1	474.9	448.6
Depreciation and amortization	267.7	244.4	244.4
Gain on sale of assets, net	—	(0.1)	—
Other taxes	63.8	61.8	63.9
Total Operating Expenses	821.6	781.0	756.9
Operating Income	$264.4	$282.7	$265.5

Revenues
Residential	$427.1	$438.2	$426.6
Commercial	445.4	449.4	431.5
Industrial	646.3	723.6	632.7
Wholesale	16.4	32.2	21.0
Other	39.2	30.0	53.1
Total	$1,574.4	$1,673.4	$1,564.9
Sales (Gigawatt Hours)
Residential	3,309.9	3,384.2	3,444.7
Commercial	3,866.8	3,864.2	3,881.9
Industrial	9,249.1	10,114.2	9,339.7
Wholesale	194.8	675.5	669.7
Other	137.7	148.2	132.0
Total	16,758.3	18,186.3	17,468.0
Cooling Degree Days	762	663	798
Normal Cooling Degree Days	806	806	806
% Warmer (Colder) than Normal	(5)%	(18)%	(1)%
Electric Customers
Residential	404,889	403,272	402,638
Commercial	55,053	54,635	54,452
Industrial	2,343	2,352	2,374
Wholesale	743	751	725
Other	6	5	5
Total	463,034	461,015	460,194
Electric Supply
On October 31, 2014, NIPSCO submitted its 2014 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost-effectively meet NIPSCO customers' future energy requirements over the next 20 years. Existing resources are expected to be sufficient, assuming favorable outcomes for environmental upgrades, to meet customers' needs into the next decade. NIPSCO continues to monitor and assess economic, regulatory and legislative activity, and will update its resource plan as appropriate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Market Conditions
NIPSCO’s mwh sales to steel-related industries accounted for approximately 54.2% and 61.3% of the total industrial mwh sales for the years ended December 31, 2015 and 2014, respectively.
NIPSCO’s industrial sales volumes and revenues decreased in 2015 as compared to 2014 as industrial activity showed a moderate decline year-over-year. This was primarily due to steel-related mwh volumes and demands that decreased in 2015. Steel mill capacity utilization rates have declined as a result of an unprecedented increase of steel imports into the United States market.
Capital Expenditures and Other Investing Activities
The table below reflects actual capital expenditures by category for 2015, 2014 and 2013, and estimates for 2016.

(in millions)	2016E	2015	2014	2013
System Growth	$28.2	$32.4	$29.3	$42.5
Maintenance and Other	390.4	367.9	409.5	383.8
Total	$418.6	$400.3	$438.8	$426.3
The Electric Operations segment’s capital expenditures and other investing activities were $400.3 million in 2015 and are projected to be $418.6 million in 2016. Capital expenditures for 2015 were lower than 2014 by approximately $38.5 million primarily due to higher tracker program spend in 2014.

The Electric Operations segment’s capital expenditures for 2014 were higher than 2013 by approximately $12.5 million due to increased TDSIC spend as well as continued spending on the environmental tracker capital projects in the generation fleet.
Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Consolidated Financial Statements for information on significant rate developments, MISO, and cost recovery and trackers for the Electric Operations segment.
Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of December 31, 2015, liabilities have been recorded to cover probable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Consolidated Financial Statements for additional information regarding environmental matters for the Electric Operations segment.

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
Sales
Electric Operations sales were 16,758.3 gwh for the year ended 2015, a decrease of 1,428.0 gwh compared to 2014. The 7.9% decrease is primarily attributable to a decrease in industrial usage, which was caused by a reduction in steel production due to the high levels of imports that have impacted the domestic steel market since the start of 2015.

Electric Operations sales were 18,186.3 gwh for the year ended 2014, an increase of 718.3 gwh compared to 2013. The 4.1% increase is primarily attributable to an increase in industrial usage due to large industrial customers expanding plant operations and using less internal generation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Net Revenues
Net revenues were $1,086.0 million for 2015, an increase of $22.3 million from the same period in 2014. The increase in net revenues is due primarily to higher regulatory trackers, which are offset in expense, of $19.8 million, an increase in the return on the environmental capital investment recovery of $10.3 million due to an increased plant balance eligible for recovery and higher net revenues of $8.8 million as a result of two electric transmission projects. These increases were partially offset by lower industrial usage of $13.8 million.

Net revenues were $1,063.7 million for 2014, an increase of $41.3 million from the same period in 2013. The increase in net revenues is due primarily to higher industrial usage of $21.9 million and an increase in the return on the environmental capital investment recovery of $19.8 million due to an increased plant balance eligible for recovery.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to other gross revenues for the twelve months ended December 31, 2015 and 2014 were revenue decreases of $11.6 million and $25.5 million, respectively.
Operating Income
For 2015, Electric Operations reported operating income of $264.4 million, a decrease of $18.3 million from the comparable 2014 period. Operating income decreased as a result of increased operating expenses, partially offset by higher net revenues, as described above. Operating expenses increased $40.6 million due primarily to higher regulatory trackers, which are offset in net revenues, of $19.8 million and increased depreciation of $10.6 million along with higher environmental costs of $10.4 million.

For 2014, Electric Operations reported operating income of $282.7 million, an increase of $17.2 million from the comparable 2013 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses. Operating expenses increased $24.1 million due primarily to higher electric generation costs of $15.2 million as a result of maintenance related outages, and increased employee and administrative expenses of $9.7 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the accompanying consolidated balance sheets and statements of consolidated long-term debt of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the NiSource Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 22 to the consolidated financial statements, on July 1, 2015 the Company completed the spin-off of its subsidiary Columbia Pipeline Group, Inc.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 18, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NiSource Inc.:
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s spin-off of its subsidiary Columbia Pipeline Group, Inc. on July 1, 2015.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 18, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2015	2014	2013
Net Revenues
Gas Distribution	$2,081.9	$2,597.8	$2,226.3
Gas Transportation	969.8	987.4	820.0
Electric	1,572.9	1,672.0	1,563.4
Other	27.2	15.2	15.7
Gross Revenues	4,651.8	5,272.4	4,625.4
Cost of Sales (excluding depreciation and amortization)	1,643.7	2,372.9	1,963.0
Total Net Revenues	3,008.1	2,899.5	2,662.4
Operating Expenses
Operation and maintenance	1,426.1	1,367.3	1,254.4
Depreciation and amortization	524.4	486.9	470.4
Loss on sale of assets and impairments, net	1.6	3.0	1.1
Other taxes	256.1	253.2	238.4
Total Operating Expenses	2,208.2	2,110.4	1,964.3
Operating Income	799.9	789.1	698.1
Other Income (Deductions)
Interest expense, net	(380.2)	(379.5)	(375.3)
Other, net	17.4	13.4	6.8
Loss on early extinguishment of long-term debt	(97.2)	—	—
Total Other Deductions	(460.0)	(366.1)	(368.5)
Income from Continuing Operations before Income Taxes	339.9	423.0	329.6
Income Taxes	141.3	166.8	108.6
Income from Continuing Operations	198.6	256.2	221.0
Income from Discontinued Operations - net of taxes	103.5	273.8	276.2
Gain on Disposition of Discontinued Operations - net of taxes	—	—	34.9
Net Income	$302.1	$530.0	$532.1
Less: Net income attributable to noncontrolling interest	15.6	—	—
Net Income attributable to NiSource	$286.5	$530.0	$532.1

Amounts attributable to NiSource:
Income from continuing operations	$198.6	$256.2	$221.0
Income from discontinued operations	87.9	273.8	311.1
Net Income attributable to NiSource	$286.5	$530.0	$532.1
Basic Earnings Per Share
Continuing operations	$0.63	$0.81	$0.71
Discontinued operations	0.27	0.87	0.99
Basic Earnings Per Share	$0.90	$1.68	$1.70
Diluted Earnings Per Share
Continuing operations	$0.63	$0.81	$0.71
Discontinued operations	0.27	0.86	0.99
Diluted Earnings Per Share	$0.90	$1.67	$1.70
Basic Average Common Shares Outstanding	317.7	315.1	312.4
Diluted Average Common Shares	319.8	316.6	313.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2015	2014	2013
Net Income	$302.1	$530.0	$532.1
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	(0.8)	0.6	(2.9)
Net unrealized gain (loss) on cash flow hedges(2)	(7.8)	2.2	2.8
Unrecognized pension and OPEB benefit (costs)(3)	(2.4)	(9.8)	22.0
Total other comprehensive income (loss)	(11.0)	(7.0)	21.9
Total Comprehensive Income	$291.1	$523.0	$554.0
Less: Comprehensive income attributable to noncontrolling interest	15.6	—	—
Comprehensive Income attributable to NiSource	$275.5	$523.0	$554.0
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.4 million tax benefit, $0.3 million tax expense and $1.5 million tax benefit in 2015, 2014 and 2013, respectively.
(2) Net unrealized gain on derivatives qualifying as cash flow hedges, net of $4.8 million tax benefit, and $1.5 million and $1.8 million tax expense in 2015, 2014 and 2013, respectively.
(3) Unrecognized pension and OPEB benefit (costs), net of $4.6 million and $2.5 million tax benefit, and $14.3 million tax expense in 2015, 2014 and 2013, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2015	December 31, 2014
ASSETS
Property, Plant and Equipment
Utility plant	$18,946.9	$17,668.4
Accumulated depreciation and amortization	(6,853.4)	(6,629.5)
Net utility plant	12,093.5	11,038.9
Other property, at cost, less accumulated depreciation	18.0	18.5
Net Property, Plant and Equipment	12,111.5	11,057.4
Investments and Other Assets
Unconsolidated affiliates	6.9	8.3
Other investments	187.7	204.8
Total Investments and Other Assets	194.6	213.1
Current Assets
Cash and cash equivalents	15.5	24.9
Restricted cash	29.7	24.9
Accounts receivable (less reserve of $20.3 and $24.9, respectively)	660.0	920.8
Gas inventory	343.5	440.3
Underrecovered gas costs	34.8	32.0
Materials and supplies, at average cost	86.8	81.1
Electric production fuel, at average cost	106.3	64.8
Exchange gas receivable	21.0	28.3
Assets of discontinued operations	—	283.4
Regulatory assets	172.1	187.4
Prepayments and other	107.5	106.5
Total Current Assets	1,577.2	2,194.4
Other Assets
Regulatory assets	1,599.8	1,544.5
Goodwill	1,690.7	1,690.7
Intangible assets	253.7	264.7
Assets of discontinued operations	—	7,546.0
Deferred charges and other	65.0	79.0
Total Other Assets	3,609.2	11,124.9
Total Assets	$17,492.5	$24,589.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2015	December 31, 2014
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 319,110,083 and 316,037,421 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	5,078.0	4,787.6
Retained earnings (deficit)	(1,123.3)	1,494.0
Accumulated other comprehensive loss	(35.1)	(50.6)
Treasury stock	(79.3)	(58.9)
Total Common Stockholders’ Equity	3,843.5	6,175.3
Long-term debt, excluding amounts due within one year	5,948.5	8,151.5
Total Capitalization	9,792.0	14,326.8
Current Liabilities
Current portion of long-term debt	433.7	266.6
Short-term borrowings	567.4	1,576.9
Accounts payable	433.4	610.1
Customer deposits and credits	316.3	280.9
Taxes accrued	183.5	169.2
Interest accrued	129.0	140.7
Overrecovered gas and fuel costs	148.1	45.6
Exchange gas payable	62.3	101.5
Deferred revenue	6.6	3.4
Regulatory liabilities	83.3	61.1
Accrued liability for postretirement and postemployment benefits	4.9	5.3
Liabilities of discontinued operations	0.3	369.0
Legal and environmental	37.6	22.7
Accrued compensation and employee benefits	136.4	166.8
Other accruals	114.7	144.5
Total Current Liabilities	2,657.5	3,964.3
Other Liabilities and Deferred Credits
Deferred income taxes	2,365.3	2,165.8
Deferred investment tax credits	14.8	17.1
Deferred credits	90.7	100.9
Accrued liability for postretirement and postemployment benefits	759.7	733.9
Liabilities of discontinued operations	—	1,558.4
Regulatory liabilities	1,350.4	1,379.6
Asset retirement obligations	254.0	136.2
Other noncurrent liabilities	208.1	206.8
Total Other Liabilities and Deferred Credits	5,043.0	6,298.7
Commitments and Contingencies (Refer to Note 18, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$17,492.5	$24,589.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2015	2014	2013
Operating Activities
Net Income	$302.1	$530.0	$532.1
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	97.2	—	—
Depreciation and amortization	524.4	486.9	470.4
Net changes in price risk management assets and liabilities	3.7	2.6	2.6
Deferred income taxes and investment tax credits	135.3	161.4	118.4
Deferred revenue	7.2	(0.1)	0.6
Stock compensation expense and 401(k) profit sharing contribution	50.7	66.0	48.5
Loss on sale of assets and impairment, net	1.6	3.0	1.1
Income (loss) from unconsolidated affiliates	0.6	0.8	0.5
Gain on disposition of discontinued operations - net of taxes	—	—	(34.9)
Income from discontinued operations - net of taxes	(103.5)	(273.8)	(276.2)
Amortization of discount/premium on debt	8.7	10.0	9.4
AFUDC equity	(11.5)	(10.7)	(11.7)
Changes in Assets and Liabilities:
Accounts receivable	262.2	(42.8)	(97.3)
Income tax receivable	(0.6)	2.3	101.5
Inventories	46.9	(115.9)	(13.1)
Accounts payable	(190.5)	29.9	62.3
Customer deposits and credits	35.5	29.8	(8.2)
Taxes accrued	8.7	4.5	9.0
Interest accrued	(11.6)	4.3	3.8
Overrecovered gas and fuel costs	99.6	27.9	8.6
Exchange gas receivable/payable	(31.7)	(43.9)	21.5
Other accruals	(55.1)	4.4	1.8
Prepayments and other current assets	0.7	(4.5)	(8.3)
Regulatory assets/liabilities	(17.6)	(255.6)	436.5
Postretirement and postemployment benefits	25.6	136.0	(435.8)
Deferred credits	(10.1)	9.1	7.8
Deferred charges and other noncurrent assets	5.2	3.9	10.5
Other noncurrent liabilities	(20.3)	(4.3)	6.4
Net Operating Activities from Continuing Operations	1,163.4	761.2	967.8
Net Operating Activities from Discontinued Operations	293.4	558.4	469.0
Net Cash Flows from Operating Activities	1,456.8	1,319.6	1,436.8
Investing Activities
Capital expenditures	(1,360.7)	(1,282.5)	(1,205.1)
Proceeds from disposition of assets	4.5	4.7	2.7
Restricted cash withdrawals (deposits)	(4.8)	(17.1)	38.7
Cash contributions from CPG	3,798.2	—	—
Other investing activities	(62.2)	(18.6)	(58.7)
Net Investing Activities from (used for) Continuing Operations	2,375.0	(1,313.5)	(1,222.4)
Net Investing Activities used for Discontinued Operations	(430.1)	(803.1)	(669.0)
Net Cash Flows from (used for) Investing Activities	1,944.9	(2,116.6)	(1,891.4)
Financing Activities
Cash of CPG at Separation	(136.8)	—	—
Issuance of long-term debt	—	748.4	1,307.6
Repayments of long-term debt and capital lease obligations	(2,092.2)	(521.0)	(510.9)
Premium and other debt related costs	(93.5)	(8.7)	(3.2)
Change in short-term borrowings, net	(936.4)	878.1	(78.1)
Issuance of common stock	22.5	30.3	43.7
Acquisition of treasury stock	(20.4)	(10.2)	(8.1)
Dividends paid - common stock	(263.4)	(321.3)	(305.9)
Net Financing Activities from (used for) Continuing Operations	(3,520.2)	795.6	445.1
Net Financing Activities from Discontinued Operations	108.6	—	—
Net Cash Flows from (used for) Financing Activities	(3,411.6)	795.6	445.1
Change in cash and cash equivalents from continuing operations	18.2	243.3	190.5
Change in cash and cash equivalents used for discontinued operations	(28.1)	(244.7)	(200.0)
Change in cash included in discontinued operations	0.5	(0.2)	0.4
Cash and cash equivalents at beginning of period	24.9	26.5	35.6
Cash and Cash Equivalents at End of Period	$15.5	$24.9	$26.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2015	2014
Columbia of Massachusetts:
Medium-term notes -
Interest rates between 6.26% and 6.43% with a weighted average interest rate of 6.30% and maturities between December 15, 2025 and February 15, 2028	$40.0	$40.0
Unamortized issuance costs and discount on long-term debt	(3.0)	(3.3)
Total long-term debt of Columbia of Massachusetts	37.0	36.7
Columbia of Ohio:
Capital lease obligations	138.6	96.4
Total long-term debt of Columbia of Ohio	138.6	96.4
Capital Markets:
Senior Notes - 6.78%, due December 1, 2027	3.0	3.0
Medium-term notes -
Issued at interest rates between 7.82% and 7.99%, with a weighted average interest rate of 7.92% and various maturities between March 27, 2017 and May 5, 2027	106.0	106.0
Unamortized issuance costs and discount on long-term debt	(0.7)	(0.8)
Total long-term debt of Capital Markets	108.3	108.2
NiSource Corporate Services:
Capital lease obligations -
Interest rate of 5.586% due December 31, 2016	—	0.5
Interest rate of 3.264% due October 31, 2019	1.9	2.0
Interest rate of 2.156% due November 30, 2019	0.4	—
Total long-term debt of NiSource Corporate Services	2.3	2.5
NiSource Development Company:
NDC Douglas Properties - Notes Payable -
Interest rate of 5.56% due July 1, 2041	2.1	2.1
Total long-term debt of NiSource Development Company	2.1	2.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT

As of December 31, (in millions)	2015	2014
NiSource Finance:
Long-term notes -
10.75% - due March 15, 2016	—	201.5
Variable rate - due April 15, 2016	—	325.0
5.41% - due November 28, 2016	—	90.0
Variable rate - due August 18, 2017	—	750.0
5.25% - due September 15, 2017	210.4	450.0
6.40% - due March 15, 2018	476.0	800.0
6.80% - due January 15, 2019	500.0	500.0
5.45% - due September 15, 2020	550.0	550.0
4.45% - due December 1, 2021	63.6	250.0
6.125% - due March 1, 2022	500.0	500.0
3.85% - due February 15, 2023	250.0	250.0
5.89% - due November 28, 2025	265.0	265.0
6.25% - due December 15, 2040	250.0	250.0
5.95% - due June 15, 2041	400.0	400.0
5.80% - due February 1, 2042	250.0	250.0
5.25% - due February 15, 2043	500.0	500.0
4.80% - due February 15, 2044	750.0	750.0
5.65% - due February 1, 2045	500.0	500.0
Unamortized issuance costs and discount on long-term debt	(41.4)	(49.6)
Total long-term debt of NiSource Finance	5,423.6	7,531.9
NIPSCO:
Capital lease obligations -
Interest rate of 3.95% due June 30, 2022	45.5	52.8
Pollution control bonds -
Reoffered interest rates between 5.70% and 5.85%, with a weighted average interest rate of 5.76% and various maturities between July 1, 2017 and April 1, 2019	96.0	226.0
Medium-term notes -
Issued at interest rates between 7.02% and 7.69%, with a weighted average interest rate of 7.57% and various maturities between June 12, 2017 and August 4, 2027	95.5	95.5
Unamortized issuance costs and discount on long-term debt	(0.4)	(0.6)
Total long-term debt of NIPSCO	236.6	373.7
Total Long-Term Debt, Excluding Amount due within One Year	$5,948.5	$8,151.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of January 1, 2013	$3.1	$(40.5)	$4,597.6	$1,059.6	$(65.5)	$5,554.3
Comprehensive Income (Loss):
Net Income	—	—	—	532.1	—	532.1
Other comprehensive income (loss), net of tax	—	—	—	—	21.9	21.9
Dividends:
Common stock ($0.98 per share)	—	—	—	(306.2)	—	(306.2)
Treasury stock acquired	—	(8.1)	—	—	—	(8.1)
Issued:
Common stock issuance	0.1	—	—	—	—	0.1
Employee stock purchase plan	—	—	2.9	—	—	2.9
Long-term incentive plan	—	—	43.8	—	—	43.8
401(k) and profit sharing issuance	—	—	37.8	—	—	37.8
Dividend reinvestment plan	—	—	8.0	—	—	8.0
Balance as of December 31, 2013	$3.2	$(48.6)	$4,690.1	$1,285.5	$(43.6)	$5,886.6
Comprehensive Income (Loss):
Net Income	—	—	—	530.0	—	530.0
Other comprehensive income (loss), net of tax	—	—	—	—	(7.0)	(7.0)
Dividends:
Common stock ($1.02 per share)	—	—	—	(321.5)	—	(321.5)
Treasury stock acquired	—	(10.3)	—	—	—	(10.3)
Issued:
Employee stock purchase plan	—	—	4.2	—	—	4.2
Long-term incentive plan	—	—	40.2	—	—	40.2
401(k) and profit sharing issuance	—	—	45.3	—	—	45.3
Dividend reinvestment plan	—	—	7.8	—	—	7.8
Balance as of December 31, 2014	$3.2	$(58.9)	$4,787.6	$1,494.0	$(50.6)	$6,175.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total
Balance as of December 31, 2014	$3.2	$(58.9)	$4,787.6	$1,494.0	$(50.6)	$6,175.3
Comprehensive Income (Loss):
Net Income attributable to NiSource	—	—	—	286.5	—	286.5
Other comprehensive income (loss), net of tax	—	—	—	—	(11.0)	(11.0)
Allocation of AOCI to noncontrolling interest(2)	—	—	—	—	2.0	2.0
Dividends:
Common stock ($0.83 per share)	—	—	—	(263.5)	—	(263.5)
Distribution of CPG stock to shareholders (Note 3)	—	—	—	(2,640.3)	24.5	(2,615.8)
Treasury stock acquired	—	(20.4)	—	—	—	(20.4)
Issued:
Employee stock purchase plan	—	—	5.1	—	—	5.1
Long-term incentive plan	—	—	4.2	—	—	4.2
401(k) and profit sharing issuance	—	—	46.7	—	—	46.7
Dividend reinvestment plan	—	—	7.3	—	—	7.3
Sale of interest in Columbia OpCo to CPPL(1)(2)	—	—	227.1	—	—	227.1
Balance as of December 31, 2015	$3.2	$(79.3)	$5,078.0	$(1,123.3)	$(35.1)	$3,843.5
(1)Represents the purchase of an additional 8.4% limited partner interest in Columbia OpCo by an affiliate of CPG, recorded at the historical carrying value of Columbia OpCo's net assets after giving effect to the $1,168.4 million equity contribution from CPPL's IPO completed on February 11, 2015.
(2)This transaction, which occurred prior to the Separation, was distributed through retained earnings as part of the Separation on July 1, 2015.

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance January 1, 2013	312,291	(2,010)	310,281
Treasury stock acquired		(297)	(297)
Issued:
Employee stock purchase plan	102	—	102
Long-term incentive plan	2,037	—	2,037
Dividend reinvestment	272	—	272
Retirement savings plan	1,281	—	1,281
Balance December 31, 2013	315,983	(2,307)	313,676
Treasury stock acquired		(292)	(292)
Issued:
Employee stock purchase plan	113	—	113
Long-term incentive plan	1,125	—	1,125
Dividend reinvestment	206	—	206
Retirement savings plan	1,209	—	1,209
Balance December 31, 2014	318,636	(2,599)	316,037
Treasury stock acquired		(472)	(472)
Issued:
Employee stock purchase plan	203	—	203
Long-term incentive plan	1,423	—	1,423
Dividend reinvestment	275	—	275
Retirement savings plan	1,644	—	1,644
Balance December 31, 2015	322,181	(3,071)	319,110
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

1.	Nature of Operations and Summary of Significant Accounting Policies

A.       Company Structure and Principles of Consolidation.  NiSource, a Delaware corporation, is an energy holding company whose subsidiaries are fully regulated natural gas and electric utility companies serving approximately 3.9 million customers in seven states. NiSource generates substantially all of its operating income through these rate-regulated businesses.
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
On July 1, 2015, NiSource completed the Separation. CPG's operations consisted of all of NiSource's Columbia Pipeline Group Operations segment prior to the Separation. Following the Separation, NiSource retained no ownership interest in CPG.
The results of operations and cash flows for the former Columbia Pipeline Group Operations segment have been reported as discontinued operations for all periods presented. Additionally, the assets and liabilities of the former Columbia Pipeline Group Operations segment were reclassified as assets and liabilities of discontinued operations for all prior periods. See Note 3, "Discontinued Operations," for additional information.
B.       Use of Estimates.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Restricted cash was $29.7 million and $24.9 million as of December 31, 2015 and 2014, respectively. The increase in restricted cash was primarily a result of higher margin requirements due to open derivative contracts.
D. Accounts Receivable and Unbilled Revenue.    Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts as NiSource believes that total accounts receivable is a more meaningful presentation, given the factors which impact both billed and unbilled accounts receivable. Unbilled revenue is based on estimated amounts of electric energy or natural gas delivered but not yet billed to its customers. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. NiSource’s accounts receivable on the Consolidated Balance Sheets includes unbilled revenue, less reserves, in the amounts of $237.1 million and $340.5 million for the years ended December 31, 2015 and 2014, respectively. The reserve for uncollectible receivables is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determined the reserve based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered.
E.        Investments in Debt and Equity Securities.    NiSource’s investments in debt and equity securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income (loss). These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2015, 2014 and 2013.
F.        Basis of Accounting for Rate-Regulated Subsidiaries.    Rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in customer rates and recovered from or refunded to customers.
In the event that regulation significantly changes the opportunity for NiSource to recover its costs in the future, all or a portion of NiSource’s regulated operations may no longer meet the criteria for regulatory accounting. In such an event, a write-down of all or a portion of NiSource’s existing regulatory assets and liabilities could result. If transition cost recovery was approved by the appropriate regulatory bodies that would meet the requirements under GAAP for continued accounting as regulatory assets and liabilities during such recovery period, the regulatory assets and liabilities would be reported at the recoverable amounts. If unable to continue to apply the provisions of regulatory accounting, NiSource would be required to apply the provisions of ASC 980-20, Discontinuation of Rate-Regulated Accounting. In management’s opinion, NiSource’s regulated subsidiaries will be subject to regulatory accounting for the foreseeable future. Refer to Note 7, "Regulatory Matters," for additional information.
G.       Utility Plant and Other Property and Related Depreciation and Maintenance.    Property, plant and equipment (principally utility plant) is stated at cost. The rate-regulated subsidiaries record depreciation using composite rates on a straight-line basis over the remaining service lives of the electric, gas and common properties as approved by the appropriate regulators.
The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Electric Operations	3.1%	3.0%	3.2%
Gas Distribution Operations	2.0%	2.1%	2.1%

For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. The pre-tax rate for AFUDC was 4.7% in 2015, 4.5% in 2014 and 4.1% in 2013.
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
H.       Carrying Charges and Deferred Depreciation.    NIPSCO has capitalized debt-based carrying charges and deferred depreciation related to Sugar Creek in accordance with the February 18, 2008 Order of the IURC. The deferral of Sugar Creek debt-based carrying charges and the deferral of depreciation ceased in December 2011 and deferred balances are being amortized over five years beginning January 2012. As of December 31, 2015, the remaining balance to be amortized is $14.3 million. An additional $13.9 million is deferred for consideration in NIPSCO's current electric base rate case. Management believes this amount is probable of recovery through future rates.
In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation. The amount of depreciation that would have been recorded for 2005 through 2015 had Columbia of Ohio not been subject to rate regulation is a combined $559.8 million, $66.4 million less than the $626.2 million reflected in rates. The regulatory asset was $65.3 million and $72.3 million as of December 31, 2015 and 2014, respectively. The amount of depreciation that would have been recorded for 2015 had Columbia of Ohio not been subject to rate regulation is $74.7 million, $7.0 million less than the $81.7 million reflected in rates.
Columbia of Ohio has PUCO approval to defer depreciation associated with its IRP and capital expenditure program. As of December 31, 2015, depreciation of $38.5 million was deferred for the programs. Recovery of the IRP depreciation is approved annually through the IRP rider (see Note 7, "Regulatory Matters"). The equivalent of annual depreciation expense, based on the average life of the related assets, is included in the calculation of the rider approved by the PUCO and billed to customers. Deferred

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

depreciation expense is recognized as the rider is billed to customers. The recovery mechanism for depreciation associated with the capital expenditure program will be addressed in a separate proceeding.
I.        Amortization of Software Costs.    External and internal costs associated with computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. NiSource amortized $41.1 million in 2015, $33.7 million in 2014 and $31.3 million in 2013 related to software costs. NiSource’s unamortized software balance was $167.1 million and $162.3 million at December 31, 2015 and 2014, respectively.
J.        Goodwill and Other Intangible Assets.    NiSource has $1,690.7 million in goodwill. Substantially all goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. In addition, NiSource has other intangible assets consisting primarily of franchise rights apart from goodwill that were identified as part of the purchase price allocations associated with the acquisition of Columbia of Massachusetts, a wholly-owned subsidiary of NiSource, which is being amortized on a straight-line basis over forty years from the date of acquisition. See Note 5, "Goodwill and Other Intangible Assets," for additional information.

K. Long-lived Assets. NiSource’s Consolidated Balance Sheets contain significant long-lived assets other than goodwill and intangible assets discussed above. As a result, NiSource assesses the carrying amount and potential earnings of these assets whenever events or changes in circumstances indicate that the carrying value could be impaired. There were no significant impairments for the years ended December 31, 2015, 2014 and 2013.
L.        Revenue Recognition.    Revenue is recorded as products and services are delivered. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered but not billed.

M.       Earnings Per Share.    Basic EPS is computed by dividing net income attributable to NiSource by the weighted-average number of shares of common stock outstanding for the period. The weighted average shares outstanding for diluted EPS include the incremental effects of the various long-term incentive compensation plans.
The numerator in calculating both basic and diluted EPS for each year is reported net income attributable to NiSource. The computation of diluted average common shares follows:

Diluted Average Common Shares Computation	2015	2014	2013
Denominator (thousands)
Basic average common shares outstanding	317,746	315,120	312,402
Dilutive potential common shares
Nonqualified stock options	—	6	80
Shares contingently issuable under employee stock plans(1)	—	1,066	708
Shares restricted under stock plans(1)	2,090	444	456
Diluted Average Common Shares	319,836	316,636	313,646
(1) Change due to Separation-related adjustments, see Note 13, "Share-Based Compensation."

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
O.        Accounts Receivable Transfer Program.    Certain of NiSource’s subsidiaries have agreements with third parties to sell certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2015 and 2014 Consolidated Balance Sheets and short-term debt is recorded in the amount of proceeds received from the purchasers involved in the transactions. Fees associated with the securitization transactions are recorded as interest expense. Refer to Note 17, "Transfers of Financial Assets," for further information.

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
R.        Gas Inventory.    Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for each of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $50.2 million and $55.1 million at December 31, 2015, and 2014, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was less than the stated LIFO cost by $27.2 million and $15.8 million at December 31, 2015 and 2014, respectively. Inventory valued using the weighted average cost methodology was $293.3 million at December 31, 2015 and $385.2 million at December 31, 2014.
S.        Accounting for Exchange and Balancing Arrangements of Natural Gas.    NiSource’s Gas Distribution Operations segment enters into balancing and exchange arrangements of natural gas as part of its operations and off-system sales programs. NiSource records a receivable or payable for its respective cumulative gas imbalances as well as for any gas inventory borrowed or lent under a Gas Distributions Operations exchange agreement. These receivables and payables are recorded as “Exchange gas receivable” or “Exchange gas payable” on NiSource’s Consolidated Balance Sheets, as appropriate.
T.         Accounting for Risk Management Activities.    NiSource accounts for its derivatives and hedging activities in accordance with ASC 815. NiSource recognizes all derivatives as either assets or liabilities on the Consolidated Balance Sheets at fair value, unless such contracts are exempted as a normal purchase normal sale under the provisions of the standard. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. There were no material derivative assets or liabilities as of December 31, 2015 and 2014.
U.        Income Taxes and Investment Tax Credits.    NiSource records income taxes to recognize full interperiod tax allocations. Under the liability method, deferred income taxes are provided for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Previously recorded investment tax credits of the regulated subsidiaries were deferred on the balance sheet and are being amortized to book income over the regulatory life of the related properties to conform to regulatory policy.
To the extent certain deferred income taxes of the regulated companies are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets for income taxes are primarily attributable to property related tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the ratemaking process. Regulatory liabilities for income taxes are primarily attributable to the regulated companies’ obligation to refund to ratepayers deferred income taxes provided at rates higher than the current federal income tax rate. Such amounts are credited to ratepayers using either the average rate assumption method or the reverse South Georgia method.
Pursuant to the U.S. Internal Revenue Code and relevant state taxing authorities, NiSource and its subsidiaries file consolidated income tax returns for federal and certain state jurisdictions. NiSource and its subsidiaries are parties to an agreement (the “Tax Allocation Agreement”) that provides for the allocation of consolidated tax liabilities. The Tax Allocation Agreement generally provides that each party is allocated an amount of tax similar to that which would be owed had the party been separately subject to tax. On June 30, 2015, in connection with the Separation, NiSource entered into an additional Tax Allocation Agreement with CPG to set forth their agreement with respect to tax matters for taxable periods prior to and including June 30, 2015.

V.       Environmental Expenditures.    NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and estimated site-specific costs where assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. The liability is adjusted as further information is discovered or circumstances change. The reserves for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Legal and environmental” reserves for short-term portions of these liabilities and “Other noncurrent liabilities” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying regulatory accounting establish

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process. Refer to Note 18, "Other Commitments and Contingencies," for further information.

W.        Excise Taxes.   NiSource accounts for excise taxes that are customer liabilities by separately stating on its invoices the tax to its customers and recording amounts invoiced as liabilities payable to the applicable taxing jurisdiction. These types of taxes, comprised largely of sales taxes collected, are presented on a net basis affecting neither revenues nor cost of sales. NiSource accounts for taxes for which it is liable by recording a liability for the expected tax with a corresponding charge to “Other taxes” expense.

2.	Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 makes limited amendments to the guidance in GAAP on the classification and measurement of financial instruments. The standard requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. Additionally, entities will have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. NiSource is required to adopt ASU 2016-01 for periods beginning after December 15, 2017, including interim periods, with early adoption permitted for certain aspects of the standard. NiSource is currently evaluating the impact the adoption of ASU 2016-01 will have on its Consolidated Financial Statements or Notes to Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent on the balance sheet. This ASU simplifies current guidance which requires entities to separately classify deferred tax assets and liabilities as current or noncurrent on the balance sheet. NiSource is required to adopt ASU 2015-17 for periods beginning after December 15, 2016, including interim periods, with early adoption permitted. NiSource adopted ASU 2015-17 as of December 31, 2015 for both current and prior periods. See Note 9, "Income Taxes," in the Notes to Consolidated Financial Statements for more information on the impact of adopting this standard.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 replaces the current lower of cost or market test with a lower of cost or net realizable value test. The new standard applies only to inventories for which cost is determined by methods other than LIFO and the retail inventory method. NiSource is required to adopt ASU 2015-11 for periods beginning after December 15, 2016, including interim periods, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-11 will have on the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year for ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods. Companies are permitted to adopt ASU 2014-09 on the original effective date of the ASU. NiSource is currently evaluating the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements or Notes to Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value (NAV) per Share (or its Equivalent). ASU 2015-07 eliminates the requirement to categorize investments measured at NAV in the fair value hierarchy table. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value of investments in the footnote disclosure reconciles to the Consolidated Balance Sheets. NiSource is required to adopt ASU 2015-07 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively, with early adoption permitted. NiSource adopted ASU 2015-07 as of December 31, 2015. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies guidance on determining whether

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

a cloud computing arrangement contains a software license that should be accounted for as internal-use software. NiSource is required to adopt ASU 2015-05 for periods beginning after December 15, 2015, including interim periods, and the guidance is permitted to be applied either (1) prospectively to all agreements entered into or materially modified after the effective date or (2) retrospectively, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2015-05 will have on the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the way entities present debt issuance costs in financial statements by presenting issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as a deferred charge. Amortization of these costs will continue to be reported as interest expense. NiSource is required to adopt ASU 2015-03 for periods beginning after December 15, 2015, including interim periods, and the guidance is to be applied retrospectively with early adoption permitted. NiSource adopted ASU 2015-03 as of December 31, 2015. The adoption of this standard did not have a material impact on the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

3.    Discontinued Operations

On July 1, 2015, NiSource completed the Separation through a special pro rata stock dividend, distributing one share of CPG common stock for every one share of NiSource common stock held by any NiSource stockholder on June 19, 2015, the record date. The Separation resulted in two stand-alone energy infrastructure companies: NiSource, a fully regulated natural gas and electric utilities company, and CPG, a natural gas pipeline, midstream and storage company. As a stand-alone company, on the date of the Separation, CPG's operations consisted of NiSource's Columbia Pipeline Group Operations segment prior to the Separation. Following the Separation, NiSource retained no ownership interest in CPG. On the date of the Separation, CPG consisted of approximately $9.2 billion of assets, $5.6 billion of liabilities and $3.6 billion of equity.

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

	Year Ended
	December 31, 2015
(in millions)	Columbia Pipeline Group Operations		Corporate and Other	Total
Net Revenues
Transportation and storage revenues	$561.4		$—	$561.4
Other revenues	94.3		—	94.3
Total Sales Revenues	655.7		—	655.7
Less: Cost of sales (excluding depreciation and amortization)	0.2		—	0.2
Net Revenues	655.5		—	655.5
Operating Expenses
Operation and maintenance	375.8	(1)	—	375.8
Depreciation and amortization	66.4		—	66.4
Gain on sale of assets	(13.6)		—	(13.6)
Other taxes	38.0		—	38.0
Total Operating Expenses	466.6		—	466.6
Equity Earnings in Unconsolidated Affiliates	29.1		—	29.1
Operating Income from Discontinued Operations	218.0		—	218.0
Other Income (Deductions)
Interest expense, net	(37.1)		—	(37.1)
Other, net	7.8		0.4	8.2
Total Other Income (Deductions)	(29.3)		0.4	(28.9)
Income from Discontinued Operations before Income Taxes	188.7		0.4	189.1
Income Taxes	84.7		0.9	85.6
Income (Loss) from Discontinued Operations - net of taxes	$104.0		$(0.5)	$103.5
(1) Includes approximately $55.4 million of transaction costs related to the Separation.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

	Year Ended
	December 31, 2014
(in millions)	Columbia Pipeline Group Operations		Corporate and Other	Total
Net Revenues
Transportation and storage revenues	$1,034.3		$—	$1,034.3
Other revenues	312.9		—	312.9
Total Sales Revenues	1,347.2		—	1,347.2
Less: Cost of sales (excluding depreciation and amortization)	0.3		—	0.3
Net Revenues	1,346.9		—	1,346.9
Operating Expenses
Operation and maintenance	769.1	(1)	—	769.1
Depreciation and amortization	118.6		—	118.6
Gain on sale of assets	(34.5)		—	(34.5)
Other taxes	67.1		—	67.1
Total Operating Expenses	920.3		—	920.3
Equity Earnings in Unconsolidated Affiliates	46.6		—	46.6
Operating Income from Discontinued Operations	473.2		—	473.2
Other Income (Deductions)
Interest expense, net	(64.1)		—	(64.1)
Other, net	8.9		(1.0)	7.9
Total Other Income (Deductions)	(55.2)		(1.0)	(56.2)
Income (Loss) from Discontinued Operations before Income Taxes	418.0		(1.0)	417.0
Income Taxes	143.5		(0.3)	143.2
Income (Loss) from Discontinued Operations - net of taxes	$274.5		$(0.7)	$273.8
(1) Includes approximately $23.7 million of transaction costs related to the Separation.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

	Year Ended
	December 31, 2013
(in millions)	Columbia Pipeline Group Operations	Corporate and Other	Total
Net Revenues
Transportation and storage revenues	$971.1	$—	$971.1
Other revenues	208.7	2.5	211.2
Total Sales Revenues	1,179.8	2.5	1,182.3
Less: Cost of sales (excluding depreciation and amortization)	0.4	—	0.4
Net Revenues	1,179.4	2.5	1,181.9
Operating Expenses
Operation and maintenance	619.5	—	619.5
Depreciation and amortization	106.9	—	106.9
Gain on sale of assets	(18.6)	—	(18.6)
Other taxes	62.2	—	62.2
Total Operating Expenses	770.0	—	770.0
Equity Earnings in Unconsolidated Affiliates	35.9	—	35.9
Operating Income from Discontinued Operations	445.3	2.5	447.8
Other Income (Deductions)
Interest expense, net	(39.5)	—	(39.5)
Other, net	17.4	9.1	26.5
Total Other Income (Deductions)	(22.1)	9.1	(13.0)
Income from Discontinued Operations before Income Taxes	423.2	11.6	434.8
Income Taxes	153.3	5.3	158.6
Income from Discontinued Operations - net of taxes	$269.9	$6.3	$276.2
Gain on Disposition of Discontinued Operations - net of taxes	$—	$34.9	$34.9

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

Continuing Involvement
Natural gas transportation and storage services provided to NiSource by CPG were $147.6 million, $146.2 million and $147.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Prior to July 1, 2015, these costs were eliminated in consolidation. Beginning July 1, 2015, these costs and associated cash flows represent third-party transactions with CPG and are not eliminated in consolidation, as such services have continued subsequent to the Separation and are expected to continue for the foreseeable future.

As a result of the Separation, NiSource and CPG entered into Transition Services Agreements (TSAs). NiSource expects the TSAs to terminate within 18 months from the date of the Separation. The TSAs set forth the terms and conditions for NiSource and CPG to provide certain transition services to one another. Under the TSAs, NiSource provides CPG certain information technology, financial and accounting, human resource and other specified services. For the period July 1, 2015 to December 31, 2015, the amounts NiSource billed CPG for these services were not significant.

There were no material assets and liabilities of discontinued operations on the Consolidated Balance Sheets at December 31, 2015.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The assets and liabilities of discontinued operations on the Consolidated Balance Sheets at December 31, 2014 were:

December 31, 2014
(in millions)	Columbia Pipeline Group Operations
Current Assets
Cash and cash equivalents	$0.5
Accounts receivable, net	149.3
Gas inventory	4.8
Materials and supplies, at average cost	24.9
Exchange gas receivable	34.8
Regulatory assets	6.1
Prepayments and other	63.0
Total current assets	$283.4
Noncurrent Assets
Net property, plant and equipment	$4,959.7
Goodwill	1,975.5
Unconsolidated affiliates	444.3
Other investments	5.6
Regulatory assets	151.9
Deferred charges and other	9.0
Total noncurrent assets	$7,546.0

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

December 31, 2014
(in millions)	Columbia Pipeline Group Operations
Current Liabilities
Accounts payable	$60.5
Customer deposits and credits	13.4
Taxes accrued	106.9
Exchange gas payable	34.7
Deferred revenue	22.2
Regulatory liabilities	1.3
Accrued liability for postretirement and postemployment benefits	0.6
Legal and environmental	1.5
Accrued capital expenditures	61.1
Other accruals	66.8
Total current liabilities	$369.0
Noncurrent Liabilities
Deferred income taxes	$1,214.3
Deferred investment tax credits	0.2
Deferred credits	0.2
Accrued liability for postretirement and postemployment benefits(1)	(58.0)
Regulatory liabilities	294.2
Asset retirement obligations	23.2
Other noncurrent liabilities	84.3
Total noncurrent liabilities	$1,558.4
(1) Represents Columbia Pipeline Group segment's overfunded position in NiSource's net underfunded other postretirement plan.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

4.	Property, Plant and Equipment
NiSource’s property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2015	2014
Property Plant and Equipment
Gas Distribution Utility(1)	$10,620.4	$9,753.9
Electric Utility(1)	7,765.7	7,160.0
Common Utility	107.2	181.5
Construction Work in Process	453.6	573.0
Non-Utility and Other	41.2	43.1
Total Property, Plant and Equipment	$18,988.1	$17,711.5
Accumulated Depreciation and Amortization
Gas Distribution Utility(1)	$(3,029.0)	$(2,922.7)
Electric Utility(1)	(3,767.7)	(3,596.5)
Common Utility	(56.7)	(110.3)
Non-Utility and Other	(23.2)	(24.6)
Total Accumulated Depreciation and Amortization	$(6,876.6)	$(6,654.1)
Net Property, Plant and Equipment	$12,111.5	$11,057.4
(1) NIPSCO’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.

5.	Goodwill and Other Intangible Assets

The following presents NiSource's goodwill balance allocated by segment as of December 31, 2015:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,690.7	$—	$—	$1,690.7

Goodwill previously allocated to the former Columbia Pipeline Group Operations segment was disposed of in conjunction with the Separation. For prior periods, such balances are presented within "Assets of discontinued operations" on the Consolidated Balance Sheets. There were no other changes to the goodwill balance during 2015.

NiSource's intangible assets, apart from goodwill, consist of franchise rights, which were identified as part of the purchase price allocations associated with the acquisition in February 1999 of Columbia of Massachusetts. These amounts were $253.7 million and $264.7 million, net of accumulated amortization of $188.5 million and $177.5 million, at December 31, 2015 and 2014, respectively and are being amortized over forty years from the date of acquisition. NiSource recorded amortization expense of $11.0 million in 2015, 2014, and 2013 related to its intangible assets. NiSource expects amortization expense to be $11.0 million per year for 2016-2020.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

6.	Asset Retirement Obligations

Changes in NiSource’s liability for asset retirement obligations for the years 2015 and 2014 are presented in the table below:

(in millions)	2015	2014
Beginning Balance	$136.2	$148.1
Accretion recorded as a regulatory asset/liability	8.6	8.2
Additions	6.5	0.3
Settlements	(7.0)	(2.2)
Change in estimated cash flows (1)	109.7	(18.2)
Ending Balance	$254.0	$136.2
(1)The change in estimated cash flows for 2015 is primarily attributable to estimated costs associated with the EPA's final rule for regulation of CCRs and changes to cost estimates for certain solid waste management units. See Note 18, "Other Commitments and Contingencies," for additional information on CCRs. The change in estimated cash flows for 2014 is primarily attributed to changes in estimated costs and settlement timing for electric generating stations and to retire pipeline.

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

Certain costs of removal that have been, and continue to be, included in depreciation rates and collected in the service rates of the rate-regulated subsidiaries are classified as Regulatory liabilities on the Consolidated Balance Sheets.

7.	Regulatory Matters
Regulatory Assets and Liabilities
NiSource follows the accounting and reporting requirements of ASC Topic 980, which provides that regulated entities account for and report assets and liabilities consistent with the economic effect of regulatory rate-making procedures if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income or expense are deferred on the balance sheet and are recognized in the income statement as the related amounts are included in customer rates and recovered from or refunded to customers.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Regulatory assets were comprised of the following items:

At December 31, (in millions)	2015	2014
Assets
Unrecognized pension benefit and other postretirement benefit costs (see Note 10)	$928.7	$910.3
Other postretirement costs	47.0	46.7
Environmental costs (see Note 18-C)	62.2	65.9
Regulatory effects of accounting for income taxes (see Note 1-U)	234.1	231.8
Underrecovered gas costs (see Note 1-P and 1-Q)	34.8	32.0
Depreciation (see Note 1-H)	124.5	116.4
Uncollectible accounts receivable deferred for future recovery	17.0	26.1
Post-in-service carrying charges	107.2	87.8
EERM operation and maintenance and depreciation deferral	48.1	31.1
Sugar Creek carrying charges and deferred depreciation (see Note 1-H)	28.2	42.5
DSM Program	35.6	37.9
Other	139.3	135.4
Total Assets	$1,806.7	$1,763.9
Less amounts included as Underrecovered gas cost	(34.8)	(32.0)
Total Regulatory Assets reflected in Current Regulatory Assets and Other Regulatory Assets	$1,771.9	$1,731.9

Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2015	2014
Liabilities
Overrecovered gas and fuel costs (see Notes 1-P and 1-Q)	$148.1	$45.6
Cost of removal (see Note 6)	1,261.5	1,287.0
Regulatory effects of accounting for income taxes (see Note 1-U)	34.2	42.3
Unrecognized pension benefit and other postretirement benefit costs (see Note 10)	8.1	10.1
Other postretirement costs	38.8	31.9
Other	91.1	69.4
Total Liabilities	$1,581.8	$1,486.3
Less amounts included as Overrecovered gas and fuel cost	(148.1)	(45.6)
Total Regulatory Liabilities reflected in Current Regulatory Liabilities and Other Regulatory Liabilities and Other Removal Costs	$1,433.7	$1,440.7
Regulatory assets, including underrecovered gas and fuel cost, of approximately $1,668.7 million as of December 31, 2015 are not earning a return on investment. Regulatory assets of approximately $1,544.0 million include expenses that are recovered as components of the cost of service and are covered by regulatory orders. These costs are recovered over a remaining life of up to 41 years. Regulatory assets of approximately $262.7 million at December 31, 2015, require specific rate action.
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
Depreciation – Primarily relates to the difference between the depreciation expense recorded by Columbia of Ohio due to a regulatory order and the depreciation expense recorded in accordance with GAAP. The regulatory asset is currently being amortized over the life of the assets. Also included is depreciation associated with the Columbia of Ohio IRP and capital expenditure program. Recovery of these costs is achieved through base rates and rider mechanisms. Refer to Note 1-H for more information.
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
Sugar Creek carrying charges and deferred depreciation – The IURC approved the deferral of debt-based carrying charges and the deferral of depreciation expense for the Sugar Creek assets. NIPSCO continued to defer such amounts until new electric rates were approved and implemented on December 27, 2011. Balances are being amortized over five years beginning January 2012. As of December 31, 2015, the remaining unamortized balance is $14.3 million. An additional $13.9 million is deferred for consideration in NIPSCO's current electric base rate case. Management believes this amount is probable of recovery through future rates.
DSM Program - Represents costs associated with Gas Distribution Operations and Electric Operations companies' energy efficiency and conservation programs. Costs are recovered through tracking mechanisms.

Liabilities:
Overrecovered gas and fuel costs – Represents the difference between the cost of gas and fuel and the recovery of such costs in revenues, and is the basis to adjust future billings for such recoveries on a basis consistent with applicable state-approved tariff provisions. Refunding of these revenues is achieved through tracking mechanisms.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Cost of removal – Represents anticipated costs of removal that have been, and continue to be, included in depreciation rates and collected in customer rates of the rate-regulated subsidiaries for future costs to be incurred.
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

Gas Distribution Operations Regulatory Matters

Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism.  The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation, and property taxes.  The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case.  The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On April 30, 2014, the IURC issued an order approving NIPSCO's gas TDSIC seven-year plan. On May 29, 2014, the NIPSCO Industrial Group filed a Notice of Appeal with the Indiana Court of Appeals in response to the IURC's April 30, 2014 ruling. Subsequently, the NIPSCO Industrial Group filed a Voluntary Notice of Dismissal, which was granted with prejudice. On January 28, 2015, the IURC issued an order approving NIPSCO's gas TDSIC-1 and a revised gas TDSIC seven-year plan of eligible investments for a total of approximately $840 million with the IURC. On August 31, 2015, NIPSCO filed TDSIC-3 which included an updated seven-year plan of approximately $817 million with the IURC. An order is expected in the first quarter of 2016.
On November 28, 2012, the PUCO approved Columbia of Ohio’s application to extend its Infrastructure Replacement Program for an additional five years, allowing Columbia of Ohio to continue to invest and recover on its accelerated main replacements. On November 25, 2014, Columbia of Ohio filed a Notice of Intent to file an application to adjust rates associated with its IRP and DSM Riders. Columbia of Ohio filed its Application on February 27, 2015, and requested authority to increase revenues by $24.7 million. On March 26, 2015, PUCO Staff filed Comments recommending that the PUCO approve Columbia of Ohio’s application in full. On April 22, 2015, the PUCO issued an Order that approved Columbia of Ohio's application. New rates went into effect on May 1, 2015. Now in the third year of the extended program, Columbia of Ohio filed a Notice of Intent on November 25, 2015 to file an application to adjust rates associated with its IRP and DSM Riders. The Notice of Intent states that Columbia of Ohio will file an Application by February 28, 2016, in which it will request authority to increase revenues by up to $33.2 million.
On September 12, 2014, Columbia of Ohio filed an application that seeks authority to establish a regulatory asset and defer, for accounting and financial reporting purposes, the expenditures to be incurred in implementing Columbia of Ohio’s Pipeline Safety Program. Columbia of Ohio requested authority to defer Pipeline Safety Program costs of up to $15.0 million annually. By Order dated December 17, 2014, the PUCO approved Columbia of Ohio’s application, approving a deferral of up to $15.0 million annually. As of December 31, 2015, Columbia of Ohio has deferred $11.6 million related to the program.
On December 24, 2012, Columbia of Ohio filed an application for authority to continue its capital expenditure program in 2013 and succeeding years, and for the authority to defer the related post-in-service carrying charges, depreciation expense, and property taxes on the assets of the capital expenditure program placed into service. As of December 31, 2015, Columbia of Ohio has deferred $57.6 million related to the program.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

On March 19, 2015, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of $46.2 million annually. The case was driven by Columbia of Pennsylvania’s ongoing capital investment program which exceeded
$197.0 million in 2015 and is projected to exceed $220.0 million in 2016, as well as operation and maintenance expenditures related to employee training and compliance with pipeline safety regulations. Columbia of Pennsylvania's request for rate relief included the recovery of costs that will be incurred after the implementation of new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. On August 27, 2015, the parties to the case filed a joint petition for approval of a settlement that features an annual revenue increase of $28.0 million. The Pennsylvania PUC approved the petition on December 3, 2015, and Columbia of Pennsylvania implemented new rates on December 18, 2015.
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
On July 7, 2014, the Governor of Massachusetts signed into law Chapter 149 of the Acts of 2014, An Act Relative to Natural Gas Leaks (“the Act’). The Act authorizes natural gas distribution companies to file gas infrastructure replacement plans with the Massachusetts DPU to address the replacement of aging natural gas pipeline infrastructure. In addition, the Act provides that the Massachusetts DPU may, after review of the plans, allow the proposed estimated costs of the plan into rates as of May 1 of the subsequent year. Pursuant to the Act, Columbia of Massachusetts filed its first Gas System Enhancement Program (“GSEP”) plan on October 31, 2014, for the 2015 construction year (“2015 GSEP”) proposing to recover $2.6 million. After review, the Massachusetts DPU approved the Columbia of Massachusetts’s 2015 GSEP for effect May 1, 2015 and, in accordance with the Act, Columbia of Massachusetts will file the reconciliation of the 2015 GSEP on May 1, 2016. On October 30, 2015, Columbia of Massachusetts filed its GSEP for the 2016 construction year. Columbia of Massachusetts proposed to recover an increment of $6.4 million for the costs associated with the replacement of eligible leak-prone infrastructure during the 2016 construction year for a cumulative proposed revenue requirement recovery of $9.0 million effective May 1, 2016. The Massachusetts DPU is currently reviewing the plan and is expected to issue an order prior to May 1, 2016.
On October 30, 2009, the Massachusetts DPU approved Columbia of Massachusetts's revenue decoupling mechanism that was filed in its base rate case. This allows Columbia of Massachusetts to apply annual adjustments to its Peak and Off-peak rates. On March 16, 2015, Columbia of Massachusetts filed its Off-peak Period RDAF in the amount of $2.5 million for effect May 1, 2015. The Massachusetts DPU approved the rate for effect May 1, 2015, pending further review and investigation. On August 5, 2015, the Massachusetts DPU issued its final order approving the rate. On September 17, 2015, Columbia of Massachusetts filed its Peak Period RDAF in the amount of a credit to customers of $17.1 million for effect November 1, 2015. The Massachusetts DPU approved the rate for effect November 1, 2015, pending further review and investigation.
On April 16, 2015, Columbia of Massachusetts filed a base rate case with the Massachusetts DPU. The case, which sought increased annual revenues of approximately $49.0 million, was designed to support Columbia of Massachusetts's continued focus on providing safe and reliable service in compliance with increasing state and federal regulations and oversight, and recovery of associated increased operations and maintenance costs. Columbia of Massachusetts arrived at a settlement agreement with the Massachusetts Attorney General in the case which was filed for approval with the Massachusetts DPU on August 19, 2015 and approved on October 7, 2015. The settlement agreement provides for increased annual revenues of $32.8 million beginning November 1, 2015, with an additional $3.6 million annual increase in revenues starting November 1, 2016. The settlement also provides that Columbia of Massachusetts cannot increase base distribution rates to become effective prior to November 1, 2018.
Columbia of Massachusetts's LDAF allows for the recovery of costs related to pension and other postretirement expense, low income programs, environmental remediation programs, Attorney General expert witness costs and energy efficiency programs. This allows Columbia of Massachusetts to file semi-annually to recover the cost in Peak and Off-peak rates. On January 20, 2015, Columbia of Massachusetts filed its 2015 Off-Peak Period LDAF with a proposed effective date of May 1, 2015. The 2015 Off-Peak Period LDAF of $70 million was approved on April 30, 2015, for effect May 1, 2015. On July 30, 2015, Columbia of Massachusetts filed its 2015-2016 Peak Period LDAF and on September 17, 2015, Columbia of Massachusetts filed its 2015 PEF and 2015 RAAF, each with a proposed effective date of November 1, 2015. The 2015-2016 Peak Period LDAF of $49.7 million

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

effective November 1, 2015 was approved on October 30, 2015. The 2015 PEF and 2015 RAAF components of the LDAF were approved subject to further investigation and reconciliation.
On August 7, 2015, Columbia of Maryland filed a base rate proceeding with the Maryland PSC, seeking an annual revenue increase of approximately $0.7 million. The matter was fully litigated. On November 4, 2015, the Maryland PSC issued an Order granting Columbia of Maryland authority to adjust its rates to produce an annual revenue increase of $0.5 million. The new rates went into effect on November 5, 2015.
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
Electric Operations Regulatory Matters
Significant Rate Developments. As part of a multi-state effort to strengthen the electric transmission system serving the Midwest, NIPSCO is currently investing in two projects that were authorized by the MISO and are scheduled to be in service during the latter part of the decade. On July 19, 2012 and December 19, 2012, the FERC issued orders approving construction work in progress in rate base and abandoned plant cost recovery requested by NIPSCO for the 100-mile, 345 kV transmission project and its right to develop 50 percent of the 66-mile, 765 kV project. On December 19, 2012, the FERC issued an order authorizing NIPSCO's request to transition to forward looking rates, allowing more timely recovery of NIPSCO's investment in transmission assets. On August 22, 2012, the IURC issued an order authorizing NIPSCO to retain certain revenues under MISO Schedule 26-A. NIPSCO began recording revenue in the first quarter of 2013 using a forward looking rate. These projects involve an investment of approximately $450 million for NIPSCO and are anticipated to be in service by the end of 2018.
On November 12, 2013, several complainants filed in opposition at the FERC regarding the 12.38% base ROE used to set the MISO Transmission Owners' transmission rates and requested a reduction in the base ROE to 9.15%. The complaint requested that the FERC limit the capital structure of MISO Transmission Owners to no more than 50% common equity for ratemaking purposes and that the FERC eliminate incentive adders for membership in a RTO. On October 16, 2014, the FERC issued an Order that dismissed the portions of the complaint that challenged Transmission Owner capital structures and incentive adders; set the base ROE for hearing and suspended it to allow for settlement; set a refund effective date of November 12, 2013; and directed the parties to the new two-step discounted cash flow methodology established by the FERC. On December 22, 2015, the Administrative Law Judge issued an Initial Decision which authorized the MISO Transmission Owners to collect a base ROE of

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

10.32% for the period of November 12, 2013 through February 11, 2015. The Initial Decision is subject to approval by the full Commission and is not a final order. On January 5, 2015, the FERC approved a 50-basis point adder for the MISO Transmission Owners based on their continued participation in MISO. The FERC established an effective date for the adder of January 6, 2015 but suspended collection of the adder for billing purposes until the November 12, 2013 complaint is resolved. On February 12, 2015, a second group of complainants filed in opposition to the 12.38% base ROE, requesting a refund effective date of February 12, 2015 and recommended a base ROE of 8.67%. Hearings commenced on February 16, 2016 and the FERC anticipates that an initial decision will be issued on the second complaint by June 30, 2016. NIPSCO recorded a liability of $3.4 million related to the complaints and will continue to adjust the liability for ongoing activity.
On July 19, 2013, NIPSCO filed its electric TDSIC with the IURC. The filing included the seven-year plan of eligible investments for a total of approximately $1.1 billion with the majority of the spend occurring in years 2016 through 2020. On February 17, 2014, the IURC issued an order approving NIPSCO’s seven-year plan of eligible investments. The order also granted NIPSCO ratemaking relief associated with the eligible investments through a rate adjustment mechanism. The NIPSCO Industrial Group and the OUCC filed Notices of Appeal with the Indiana Court of Appeals in response to the IURC's ruling. On November 25, 2014, NIPSCO’s requested TDSIC factors were approved on an interim basis and subject to refund, pending the outcome of the appeals of the IURC’s February 17, 2014 Orders. On April 8, 2015, the Court of Appeals issued an order concluding that the IURC erred in approving NIPSCO’s seven-year plan given its lack of detail regarding the projects for years two through seven. The court then remanded the decision to the IURC. On May 26, 2015, NIPSCO filed a settlement on remand which, among other things, requires NIPSCO to file an electric base rate case proceeding by December 31, 2015 and a new seven-year electric TDSIC plan following the filing of its next general rate case proceeding. The settlement agreement was rejected by the IURC on September 23, 2015. The settling parties filed a Petition for Rehearing on September 29, 2015 and were granted a rehearing which was held on October 28, 2015. On December 16, 2015, the IURC issued an Order on Remand approving the settlement agreement and NIPSCO’s seven-year electric plan as set forth in the remand proceeding, subject to certain modifications.
On December 31, 2015, NIPSCO filed a new electric seven-year plan of eligible investments for a total of approximately $1.3 billion covering spend in years 2016 through 2022. NIPSCO expects to make a TDSIC rate adjustment mechanism filing later in 2016 to seek recovery and ratemaking relief of such investments. NIPSCO expects a final order in the seven-year plan filing in the third quarter of 2016.
On October 1, 2015, NIPSCO filed an electric base rate case with the IURC, seeking a revenue increase of approximately $148.0 million. As part of this filing, NIPSCO is proposing to update base rates for previously incurred infrastructure improvements, revised depreciation rates, and the inclusion of previously approved environmental and federally mandated compliance costs. A final order is anticipated in the third quarter of 2016.
On November 12, 2014, the IURC issued an Order approving NIPSCO’s 2015 proposed electric energy efficiency programs along with the continued authority to defer and recover the related 2015 program costs estimated to be $18.6 million and associated lost margins. On December 30, 2015, the IURC approved, with modifications, NIPSCO’s electric energy efficiency programs and budgets through December 31, 2018, including authorization to use its energy efficiency recovery mechanism to recover program costs and lost margins, the latter capped at the lesser of four years or the life of the measure.
Cost Recovery and Trackers. A significant portion of NIPSCO's revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a quarterly, regulatory proceeding in Indiana.
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

On October 21, 2015, the IURC issued an order on ECR-26 approving NIPSCO’s request to begin earning a return on $776.5 million of net capital expenditures for the period ended June 30, 2015. The order also approved a revised capital cost estimate of $255.3 million for its Phase III multi-pollutant compliance plan projects related to the Michigan City Unit 12 FGD, a decrease from the previous IURC approved cost estimate of $264.8 million and a revised MATS capital cost estimate of $48.6 million, a decrease from the previous IURC approved cost estimate of $59.3 million. On January 29, 2016, NIPSCO filed ECR-27 which included $800.7 million of net capital expenditures for the period ended December 31, 2015. An order is expected in the second quarter of 2016.
As further discussed above, NIPSCO has approval from the IURC to recover certain costs for transmission and distribution system improvements through the electric TDSIC. On November 25, 2014, the IURC approved, on an interim basis and subject to refund pending the outcome of appeals, NIPSCO’s requested TDSIC factors associated with the eligible investments, which included $19.4 million of net capital expenditures for the period ended June 30, 2014. As a result of the December 16, 2015 IURC Order on Remand described above, NIPSCO began refunding all monies that were collected through the electric TDSIC mechanism pursuant to the November 25, 2014 IURC order. NIPSCO was authorized to defer, as a regulatory asset, 100% of all TDSIC costs incurred since March 1, 2014 in connection with its 2014 and 2015 eligible TDSIC investments, as specified in the December 16, 2015 Order on Remand, until such deferral is recovered as part of a general rate case. As of December 31, 2015, there are no regulatory assets associated with deferred TDSIC incurred costs on the Consolidated Balance Sheet.

8.	Variable Interest Entities
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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years and NIPSCO will continue to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $19.5 million and $23.0 million for the years ended December 31, 2015 and 2014, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

9.	Income Taxes
The components of income tax expense were as follows:

Year Ended December 31, (in millions)	2015	2014	2013
Income Taxes
Current
Federal	$—	$—	$(11.6)
State	6.0	5.4	1.8
Total Current	6.0	5.4	(9.8)
Deferred
Federal	124.1	129.5	125.6
State	13.6	35.4	(3.4)
Total Deferred	137.7	164.9	122.2
Deferred Investment Credits	(2.4)	(3.5)	(3.8)
Income Taxes from Continuing Operations	$141.3	$166.8	$108.6
Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2015		2014		2013
Book income from Continuing Operations before income taxes	$339.9		$423.0		$329.6
Tax expense at statutory federal income tax rate	118.9	35.0%	148.1	35.0%	115.4	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	14.8	4.4	15.7	3.7	2.3	0.7
Regulatory treatment of depreciation differences	4.3	1.3	0.7	0.2	(0.5)	(0.2)
Amortization of deferred investment tax credits	(2.4)	(0.7)	(3.5)	(0.8)	(3.8)	(1.2)
Nondeductible expenses	2.1	0.6	0.8	0.2	2.4	0.7
Employee stock ownership plan dividends	(2.9)	(0.9)	(3.8)	(0.9)	(3.6)	(1.0)
AFUDC equity	(3.5)	(1.0)	(3.5)	(0.8)	(3.4)	(1.0)
Charitable contribution carryover	17.8	5.2	—	—	—	—
Tax accrual adjustments and other, net	(7.8)	(2.3)	12.3	2.8	(0.2)	(0.1)
Income Taxes from Continuing Operations	$141.3	41.6%	$166.8	39.4%	$108.6	32.9%

The effective income tax rates were 41.6%, 39.4% and 32.9% in 2015, 2014 and 2013, respectively. The 2.2% increase in the overall effective tax rate in 2015 versus 2014 was primarily the result of a $17.8 million increase in federal income tax expense associated with write downs of charitable contribution carryovers discussed below, offset by a $10.5 million decrease in income tax expense related to state apportionment changes and permanent items as a result of remeasurement after the Separation. The 6.5% increase in the overall effective tax rate in 2014 versus 2013 was primarily a result of a $13.5 million increase in tax expense related to state apportionment changes and permanent items, a $7.1 million increase due to Indiana state taxes discussed below, a $5.4 million increase in tax expense due to Pennsylvania regulatory changes discussed below, and $4.1 million of additional state income tax expense related to corporate restructuring.
On December 18, 2015, the President signed into law the Protecting Americans from Tax Hikes Act of 2015 (PATH). PATH, among other things, extends the research credit under U.S. Internal Revenue Code section 41 permanently and also extended and modified bonus depreciation through 2019. In general, 50% bonus depreciation is available for property placed in service before January 1, 2018, 40% bonus depreciation is available for property placed in service before January 1, 2019 and 30% bonus depreciation

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

is available for property placed in service before January 1, 2020. NiSource recorded the effects of PATH in the fourth quarter of 2015.
As a result of PATH and 50% bonus depreciation being extended, NiSource recorded tax expense of $5.8 million in 2015 for the expiration of unused charitable contribution carryforwards which expired due to the 5 year carryover limitation. NiSource also recorded a valuation allowance for an additional $12.0 million of charitable contribution carryforwards that are set to expire in 2016-2019 in the event that NiSource does not have sufficient taxable income to utilize the carryforward amounts.
On March 25, 2014, the governor of Indiana signed into law Senate Bill 1, which among other things, lowers the corporate income tax rate from 6.5% to 4.9% over six years beginning on July 1, 2015. The reduction in the tax rate will impact deferred income taxes and tax-related regulatory assets and liabilities recoverable in the ratemaking process. In addition, deferred tax assets and liabilities, primarily deferred tax assets related to the Indiana net operating loss carry forward, will be reduced to reflect the lower rate at which these temporary differences and tax benefits will be realized. In the first quarter of 2014, NiSource recorded tax expense of $7.1 million to reflect the effect of this rate change. This expense is largely attributable to the remeasurement of the Indiana net operating loss at the 4.9% rate. The majority of NiSource’s tax temporary differences are related to NIPSCO’s utility plant.
As a result of a Pennsylvania PUC Order dated December 3, 2015, Columbia of Pennsylvania adjusted the flow through in rates of tax benefits so that the unamortized balance of a change in accounting method for certain capitalized costs of approximately $2.0 million at December 31, 2014 would be amortized through December 2016. The amortization of excess tax benefits was $9.5 million in 2013, $4.1 million in 2014 and $1.4 million in 2015. On a prospective basis, Columbia of Pennsylvania will recognize deferred tax expense, rather than flow through in rates, the tax benefits resulting from the method change.
On May 22, 2015, NiSource received an acceptance letter from the IRS for its 2011-2013 audit examination. NiSource had recorded a receivable at the end of 2014 in the amount of $6.0 million related to those tax years and in the second quarter of 2015, NiSource recognized additional net operating loss carryforwards from the IRS related to the audit examination. The recognition of the receivables and net operating loss carryforwards did not materially affect tax expense or net income.
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2015	2014
Deferred tax liabilities
Accelerated depreciation and other property differences	$3,510.8	$2,964.6
Unrecovered gas and fuel costs	11.2	11.4
Other regulatory assets	403.3	610.6
Premiums and discounts associated with long-term debt	9.9	12.5
Total Deferred Tax Liabilities	3,935.2	3,599.1
Deferred tax assets
Other regulatory liabilities	(74.4)	(79.3)
Cost of removal	(519.4)	(527.7)
Pension and other postretirement/postemployment benefits	(243.8)	(191.9)
Environmental liabilities	(45.9)	(52.1)
Net operating loss carryforward and Alternative Minimum Tax credit carryforward	(437.4)	(372.7)
Other accrued liabilities	(89.0)	(58.9)
Other, net	(160.0)	(150.7)
Total Deferred Tax Assets	(1,569.9)	(1,433.3)
Net Deferred Tax Liabilities	$2,365.3	$2,165.8

NiSource adopted ASU 2015-17 as of December 31, 2015 and applied the provisions of the standard retrospectively. As a result, NiSource's balance sheet as of December 31, 2014 was adjusted to reclassify $272.1 million of deferred income taxes from current assets to noncurrent liabilities. Refer to Note 2, "Recent Accounting Pronouncements," for further information.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

State income tax net operating loss benefits are recorded at their realizable value. NiSource anticipates it is more likely than not that it will realize $34.7 million and $31.7 million of these tax benefits as of December 31, 2015 and 2014, respectively, prior to their expiration. These tax benefits are primarily related to Indiana and Pennsylvania. The carryforward periods for these tax benefits expire in various tax years from 2025 to 2035. The remaining net operating loss carryforward tax benefit represents a Federal carryforward of $395.4 million that will expire in 2030 and an Alternative Minimum Tax credit of $7.3 million that will carry forward indefinitely. In addition, for tax purposes, the $395.4 million discussed above is increased by $29.0 million for the effect of excess equity compensation deductions that will be realized upon the full utilization of the loss carryforward.
 A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Reconciliation of Unrecognized Tax Benefits (in millions)	2015	2014	2013
Unrecognized Tax Benefits - Opening Balance	$24.4	$23.7	$28.4
Gross increases - tax positions in prior period	0.4	—	1.6
Gross decreases - tax positions in prior period	(23.9)	(1.0)	(21.4)
Gross increases - current period tax positions	—	1.7	15.1
Unrecognized Tax Benefits - Ending Balance	$0.9	$24.4	$23.7
Offset for net operating loss carryforwards	(0.9)	(24.2)	(23.0)
Balance - Net of Net Operating Loss Carryforwards	$—	$0.2	$0.7
The IRS issued Revenue Procedure 2013-24 on April 30, 2013, which provided guidance for repairs related to generation property. Among other things, the Revenue Procedure listed units of property and material components of units of property for purposes of analyzing repair versus capitalization issues. NiSource adopted this Revenue Procedure for income tax filings for 2014. NiSource evaluated and recorded the effect of this change in method enabled by this Revenue Procedure as of December 31, 2013. As a result of the findings received in 2015 for the 2011-2014 audit, NiSource reversed its previously recorded unrecognized tax benefits related to the requested change in tax accounting method. The reversal of the unrecognized tax benefits did not materially affect tax expense or net income.
Offsetting the liability for unrecognized tax benefits are $0.9 million of related outstanding tax receivables and net operating loss carryforwards resulting in a net balance of zero, including interest, related to the tax method change issues.
Except as discussed above, there have been no other material changes in 2015 to NiSource's uncertain tax positions recorded as of December 31, 2014.
The total amount of unrecognized tax benefits at December 31, 2015, 2014 and 2013 that, if recognized, would affect the effective tax rate is $0.9 million, $4.1 million and $4.0 million, respectively. As of December 31, 2015, it is reasonably possible that a $0.9 million decrease in unrecorded tax benefits could occur in 2016 due primarily to the conclusion of the federal audit for tax year 2014.
NiSource recognizes accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities and tax penalties in income tax expense. Interest expense recorded on unrecognized tax benefits and other income tax liabilities was immaterial for all periods presented. There were no accruals for penalties recorded in the Statements of Consolidated Income for the years ended December 31, 2015, 2014 and 2013 and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.
NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, West Virginia, Pennsylvania, Kentucky, Massachusetts, Maryland and New York.
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. As of December 31, 2015, tax years through 2013 have been audited and are effectively closed to further assessment. The audit of tax year 2014 under the CAP is expected to be completed in 2016. NiSource is also under the CAP for the audit of tax year 2015 and has been accepted into the program for the audit of tax year 2016.
The statute of limitations in each of the state jurisdictions in which NiSource operates remain open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

filed. As of December 31, 2015, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

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
In connection with the Separation, NiSource entered into an Employees Matters Agreement with CPG, which provides that employees of CPG no longer participate in benefit plans sponsored by NiSource as of the Separation date. Upon the completion of the Separation, the NiSource pension and other postretirement benefit plans transferred assets and obligations to the CPG plans resulting in a net decrease in the pension plans underfunded status of $48.0 million and a net increase in the other postretirement benefit plans underfunded status of $115.9 million. The 2014 amounts included in the discussion below include balances related to CPG. Refer to Note 3, "Discontinued Operations," for additional information.
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

The most important component of an investment strategy is the portfolio asset mix, or the allocation between the various classes of securities available to the pension and other postretirement benefit plans for investment purposes. The asset mix and acceptable minimum and maximum ranges established for the NiSource plan assets represents a long-term view and are listed in the table below.

In 2012, a dynamic asset allocation policy for the pension fund was approved. This policy calls for a gradual reduction in the allocation to return-seeking assets (equities, real estate, private equity and hedge funds) and a corresponding increase in the allocation to liability-hedging assets (fixed income) as the funded status of the plans increase above 90% (as measured by the market value of qualified pension plan assets divided by the projected benefit obligations of the qualified pension plans). The asset mix and acceptable minimum and maximum ranges established by the policy for the pension and other postretirement benefit plans are as follows:

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	25%	45%	35%	55%
International Equities	15%	25%	15%	25%
Fixed Income	23%	37%	20%	50%
Real Estate/Private Equity/Hedge Funds	0%	15%	0%	0%
Short-Term Investments	0%	10%	0%	10%
Pension Plan and Postretirement Plan Asset Mix at December 31, 2015 and December 31, 2014:

(in millions)	Defined Benefit Pension Assets	December 31, 2015	Postretirement Benefit Plan Assets	December 31, 2015
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$686.3	39.3%	$105.0	46.5%
International Equities	323.2	18.5%	39.6	17.5%
Fixed Income	619.3	35.5%	79.1	35.0%
Real Estate/Private Equity/Hedge Funds	96.7	5.5%	—	—
Cash/Other	21.6	1.2%	2.2	1.0%
Total	$1,747.1	100.0%	$225.9	100.0%

(in millions)	Defined Benefit Pension Assets	December 31, 2014	Postretirement Benefit Plan Assets	December 31, 2014
Asset Class	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$957.2	41.1%	$219.6	47.2%
International Equities	420.5	18.1%	85.6	18.4%
Fixed Income	802.4	34.4%	158.6	34.1%
Real Estate/Private Equity/Hedge Funds	117.6	5.0%	—	—
Cash/Other	32.6	1.4%	1.2	0.3%
Total	$2,330.3	100.0%	$465.0	100.0%
The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Benefits Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the Master Trust and other postretirement benefits investment assets at fair value as of December 31, 2015 and 2014. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Total Master Trust and other postretirement benefits investment assets at fair value classified within Level 3 were $95.3 million and $117.0 million as of December 31, 2015 and December 31, 2014, respectively. Such amounts were approximately 5% and 4% of the Master Trust and other postretirement benefits’ total investments as reported on the statement of net assets available for benefits at fair value as of December 31, 2015 and 2014, respectively.
Valuation Techniques Used to Determine Fair Value:

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Level 1 Measurements

Most common and preferred stocks are traded in active markets on national and international securities exchanges and are valued at closing prices on the last business day of each period presented. Cash is stated at cost which approximates their fair value, with the exception of cash held in foreign currencies which fluctuates with changes in the exchange rates. Short-term bills and notes are priced based on quoted market values.
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
Limited partnerships are valued at estimated fair market value based on their proportionate share of the partnership's fair value as recorded in the partnerships' audited financial statements. Partnership interests represent ownership interests in private equity funds and real estate funds. Real estate partnerships invest in natural resources, commercial real estate and distressed real estate. The fair value of these investments is determined by reference to the funds' underlying assets, which are principally securities, private businesses, and real estate properties. The value of interests held in limited partnerships, other than securities, is determined by the general partner, based upon third-party appraisals of the underlying assets, which include inputs such as cost, operating results, discounted cash flows and market based comparable data. Private equity and real estate limited partnerships typically call capital over a three to five year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 10-15 years and these investments typically cannot be redeemed prior to liquidation.

For the year ended December 31, 2015, there were no significant changes to valuation techniques to determine the fair value of NiSource's pension and other postretirement benefits' assets.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Fair Value Measurements at December 31, 2015:

(in millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$7.0	$7.0	$—	$—
Equity securities
International equities	45.3	45.3	—	—
Fixed income securities
Government	64.6	—	64.6	—
Corporate	95.8	—	95.8	—
Other fixed income	0.1	—	—	0.1
Mutual Funds
U.S. multi-strategy	257.1	257.1	—	—
International equities	64.9	64.9	—	—
Fixed income	150.5	150.5	—	—
Private equity limited partnerships
U.S. multi-strategy (1)	46.4	—	—	46.4
International multi-strategy (2)	29.3	—	—	29.3
Distressed opportunities	5.9	—	—	5.9
Real estate	13.6	—	—	13.6
Commingled funds
Short-term money markets(3)	22.9
U.S. equities(3)	429.2
International equities(3)	210.1
Fixed income(3)	302.5
Pension plan assets subtotal	1,745.2	524.8	160.4	95.3
Other postretirement benefit plan assets:
Mutual funds
U.S. equities	89.8	89.8	—	—
International equities	41.4	41.4	—	—
Fixed income	78.0	78.0	—	—
Commingled funds
Short-term money markets(3)	2.4
U.S. equities(3)	14.3
Other postretirement benefit plan assets subtotal	225.9	209.2	—	—
Due to brokers, net (4)	(0.2)
Receivables/payables	2.1
Total pension and other post-retirement benefit plan assets	$1,973.0	$734.0	$160.4	$95.3
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
(3)This class of investments is measured at fair value using the net asset value per share and has not been classified in the fair value hierarchy.
(4) This class represents pending trades with brokers.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2015:

	Balance at January 1, 2015	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2015
Fixed income securities
Other fixed income	$0.6	$—	$—	$(0.5)	$—	$0.1
Private equity limited partnerships
U.S. multi-strategy	56.2	(3.5)	1.1	(7.4)	—	46.4
International multi-strategy	35.3	(2.3)	0.1	(3.8)	—	29.3
Distressed opportunities	7.6	(0.5)	—	(1.2)	—	5.9
Real estate	17.3	(0.5)	0.1	(3.3)	—	13.6
Total	$117.0	$(6.8)	$1.3	$(16.2)	$—	$95.3

The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2015:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$25.3	$—	Daily	1 day
U.S. equities	443.5	—	Monthly	3 days
International equities	210.1	—	Monthly	14-30 days
Fixed income	302.5	—	Monthly	3 days
Total	$981.4	$—

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Fair Value Measurements at December 31, 2014:

(in millions)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$17.1	$17.1	$—	$—
Equity securities
U.S. equities	0.4	0.4	—	—
International equities	134.5	133.9	0.6	—
Fixed income securities
Government	118.4	104.6	13.8	—
Corporate	257.0	—	257.0	—
Mortgages/Asset backed securities	2.7	—	2.7	—
Other fixed income	0.6	—	—	0.6
Private equity limited partnerships
U.S. multi-strategy (1)	56.2	—	—	56.2
International multi-strategy (2)	35.3	—	—	35.3
Distressed opportunities	7.6	—	—	7.6
Real Estate	17.3	—	—	17.3
Commingled funds
Short-term money markets(3)	32.6
U.S. equities(3)	957.2
International equities(3)	279.9
Fixed income(3)	409.0
Pension plan assets subtotal	2,325.8	256.0	274.1	117.0
Other postretirement benefit plan assets:
Mutual funds
U.S. equities	189.8	189.8	—	—
International equities	85.6	85.6	—	—
Fixed income	158.2	158.2	—	—
Commingled funds
Short-term money markets(3)	1.6
U.S. equities(3)	29.8
Other postretirement benefit plan assets subtotal	465.0	433.6	—	—
Due to brokers, net (4)	(0.6)
Accrued investment income/dividends	4.6
Receivables/payables	0.5
Total pension and other post-retirement benefit plan assets	$2,795.3	$689.6	$274.1	$117.0
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
(3) This class of investments is measured at fair value using the net asset value per share and has not been classified in the fair value hierarchy.
(4) This class represents pending trades with brokers.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2014:

	Balance at January 1, 2014	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Transfers into/(out of) level 3	Balance at December 31, 2014
Fixed income securities
Mortgages/Asset backed securities	$0.1	$—	$—	$(0.1)	$—	$—
Other fixed income	—	0.3	0.3	—	—	0.6
Private equity limited partnerships
U.S. multi-strategy	57.9	2.7	2.5	(6.9)	—	56.2
International multi-strategy	38.2	(0.4)	0.5	(3.0)	—	35.3
Distress opportunities	8.9	0.5	0.1	(1.9)	—	7.6
Real estate	19.6	2.3	0.1	(4.7)	—	17.3
Total	$124.7	$5.4	$3.5	$(16.6)	$—	$117.0

The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2014:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$34.2	$—	Daily	1 day
U.S. equities	987.0	—	Monthly	3 days
International equities	279.9	—	Monthly	14-30 days
Fixed income	409.0	—	Monthly	3 days
Total	$1,710.1	$—

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure.     The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Change in projected benefit obligation (1)
Benefit obligation at beginning of year	$2,751.4	$2,528.2	$716.0	$714.2
Service cost	34.8	34.8	6.4	8.5
Interest cost	95.9	109.0	24.9	30.1
Plan participants’ contributions	—	—	7.3	9.1
Plan amendments	—	0.6	0.1	(41.5)
Actuarial loss (gain)	(91.7)	272.1	(71.5)	47.6
Settlement loss	0.5	—	—	—
Benefits paid	(171.8)	(193.3)	(43.7)	(53.7)
Estimated benefits paid by incurred subsidy	—	—	0.8	1.7
Separation of CPG (Note 3)	(412.4)	—	(114.5)	—
Projected benefit obligation at end of year	$2,206.7	$2,751.4	$525.8	$716.0
Change in plan assets
Fair value of plan assets at beginning of year	$2,330.3	$2,267.3	$465.0	$454.2
Actual return on plan assets	(49.7)	200.4	1.9	20.3
Employer contributions	2.7	55.9	25.8	35.1
Plan participants’ contributions	—	—	7.3	9.1
Benefits paid	(171.8)	(193.3)	(43.7)	(53.7)
Separation of CPG (Note 3)	(364.4)	—	(230.4)	—
Fair value of plan assets at end of year	$1,747.1	$2,330.3	$225.9	$465.0
Funded Status at end of year	$(459.6)	$(421.1)	$(299.9)	$(251.0)
Amounts recognized in the statement of financial position consist of:
Current liabilities	(3.0)	(3.5)	(0.6)	(0.6)
Noncurrent liabilities	(456.6)	(417.6)	(299.3)	(250.4)
Net amount recognized at end of year (2)	$(459.6)	$(421.1)	$(299.9)	$(251.0)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability (3)
Unrecognized prior service credit	$0.7	$(3.5)	$(41.6)	$(49.2)
Unrecognized actuarial loss	925.6	1,009.8	66.1	95.5
	$926.3	$1,006.3	$24.5	$46.3
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
(3) NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $928.7 million and $8.1 million, respectively, as of December 31, 2015, and $910.3 million and $10.1 million, respectively, as of December 31, 2014 that would otherwise have been recorded to accumulated other comprehensive loss.
NiSource’s accumulated benefit obligation for its pension plans was $2,190.5 million and $2,732.3 million as of December 31, 2015 and 2014, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.

NiSource pension plans were underfunded by $459.6 million at December 31, 2015 compared to being underfunded at December 31, 2014 by $421.1 million. The decline in the funded status was due primarily to unfavorable asset returns offset by the adoption of

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

new mortality improvement assumptions released by the Society of Actuaries in 2015 and the separation of CPG's net liability position in the plans. NiSource contributed $2.7 million and $55.9 million to its pension plans in 2015 and 2014, respectively.
NiSource’s funded status for its other postretirement benefit plans decreased by $48.9 million to an underfunded status of $299.9 million primarily due to unfavorable asset returns and the separation of CPG's net asset position in the plans offset by the adoption of new mortality improvement assumptions released by the Society of Actuaries in 2015. NiSource contributed approximately $25.8 million and $35.1 million to its other postretirement benefit plans in 2015 and 2014, respectively. No amounts of NiSource’s pension or other postretirement benefit plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2016.
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	4.24%	3.81%	4.33%	3.94%
Rate of Compensation Increases	4.00%	4.00%	—	—
Health Care Trend Rates
Trend for Next Year	—	—	8.41%	6.90%
Ultimate Trend	—	—	4.50%	4.50%
Year Ultimate Trend Reached	—	—	2022	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	1% point increase	1% point decrease
Effect on service and interest components of net periodic cost	$1.7	$(1.5)
Effect on accumulated postretirement benefit obligation	32.4	(28.0)
NiSource expects to make contributions of approximately $3.0 million to its pension plans and approximately $22.2 million to its postretirement medical and life plans in 2016.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure NiSource’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits	Federal Subsidy Receipts
Year(s)
2016	$174.1	$34.7	$0.9
2017	175.8	35.4	0.9
2018	177.1	36.0	0.9
2019	176.1	36.7	0.9
2020	174.5	37.0	0.9
2021-2025	837.8	181.5	3.6

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following table provides the components of the plans’ net periodic benefits cost for each of the three years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost (Income)
Service cost	$34.8	$34.8	$36.4	$6.4	$8.5	$12.1
Interest cost	95.9	109.0	98.9	24.9	30.1	32.2
Expected return on assets	(167.2)	(181.1)	(168.1)	(28.2)	(36.8)	(30.3)
Amortization of transitional obligation	—	—	—	—	—	0.5
Amortization of prior service cost (credit)	0.1	0.2	0.3	(5.2)	(4.3)	(0.7)
Recognized actuarial loss	59.3	47.5	77.8	3.4	0.4	11.0
Net Periodic Benefit Costs (Income)	22.9	10.4	45.3	1.3	(2.1)	24.8
Additional loss recognized due to:
Settlement loss	2.5	—	33.4	—	—	—
Total Net Periodic Benefits Cost (Income)	$25.4	$10.4	$78.7	$1.3	$(2.1)	$24.8
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount Rate	3.81%	4.50%	3.63%	3.94%	4.75%	3.95%
Expected Long-Term Rate of Return on Plan Assets	8.30%	8.30%	8.30%	8.15%	8.14%	8.14%
Rate of Compensation Increases	4.00%	4.00%	4.00%	—	—	—
NiSource believes it is appropriate to assume an 8.30% and 8.15% rate of return on pension and other postretirement plan assets, respectively, for its calculation of 2015 pension benefits cost. This is primarily based on asset mix and historical rates of return.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2015	2014	2015	2014
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Net prior service cost (credit)	$—	$0.6	$0.1	$(41.5)
Net actuarial loss (gain)	125.7	252.8	(45.2)	64.0
Settlements	(2.5)	—	—	—
Less: amortization of prior service cost (credit)	(0.1)	(0.2)	5.2	4.3
Less: amortization of net actuarial loss (gain)	(59.3)	(47.5)	(3.4)	(0.4)
Less: Separation of CPG (Note 3)	(143.8)	—	21.5	—
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(80.0)	$205.7	$(21.8)	$26.4
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$(54.6)	$216.1	$(20.5)	$24.3

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost (credit), and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2016 for the pension plans are $61.2 million, $(0.2) million and zero, respectively, and for other postretirement benefit plans are $3.1 million, $(4.9) million and zero, respectively.

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

As of December 31, 2015, NiSource and NIPSCO had no preferred shares outstanding.

12.	Common Stock
As of December 31, 2015, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.830, $1.02 and $0.98 per share for the years ended December 31, 2015, 2014 and 2013, respectively. At its January 27, 2016 meeting, the Board declared a quarterly common dividend of $0.155 per share, payable on February 19, 2016 to holders of record on February 8, 2016. NiSource has certain debt covenants which could potentially limit the amount of dividends the Company could pay in order to maintain compliance with these covenants. Refer to Note 14, "Long-Term Debt," for more information. As of December 31, 2015, these covenants did not restrict the amount of dividends that were available to be paid.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Dividend Reinvestment and Stock Purchase Plan. NiSource offers a Dividend Reinvestment and Stock Purchase Plan which allows participants to reinvest dividends and make voluntary cash payments to purchase additional shares of common stock on the open market.

13.	Share-Based Compensation

The NiSource stockholders originally approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (“Omnibus Plan”) at the Annual Meeting of Stockholders held on May 11, 2010. Stockholders re-approved the Omnibus Plan as amended at the Annual Meeting of Stockholders held on May 12, 2015. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards and supersedes the long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”) and the Director Stock Incentive Plan (“Director Plan”). The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under either the 1994 Plan or the Director Plan, plus the number of shares that were awarded as a result of the Separation-related adjustments described below. At December 31, 2015, there were 5,704,139 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $18.8 million, $29.8 million and $19.6 million, during 2015, 2014 and 2013, respectively, as well as related tax benefits of $7.2 million, $11.8 million and $7.8 million, respectively.
As of December 31, 2015, the total remaining unrecognized compensation cost related to nonvested awards amounted to $14.9 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.
Separation-related Adjustments. In connection with the Separation, NiSource and CPG entered into an Employee Matters Agreement, effective July 1, 2015. Under the terms of the Employee Matters Agreement, and pursuant to the terms of the Omnibus Plan, the Compensation Committee of the Board of NiSource approved an adjustment to outstanding awards granted under the Omnibus Plan in order to preserve the intrinsic aggregate value of such awards before the Separation (the “Valuation Adjustment”). The Separation-related adjustments did not have a material impact on either compensation expense or the potentially dilutive securities to be considered in the calculation of diluted earnings per share of common stock. Former NiSource employees transferred to CPG as a result of the Separation surrendered their outstanding unvested NiSource awards effective July 1, 2015.
Restricted Stock Units and Restricted Stock. In 2015, NiSource granted restricted stock units and shares of restricted stock of 660,230, subject to service conditions. The total grant date fair value of the shares of restricted stock units and shares of restricted stock was $23.9 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. Including the effect of the Valuation Adjustment, 808,928 of the unvested restricted stock units and shares of restricted stock granted in 2015 remained outstanding as of December 31, 2015.
In 2014, NiSource granted restricted stock units and shares of restricted stock of 158,633, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $5.2 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. Including the effect of the Valuation Adjustment, 46,810 of the unvested restricted stock units and shares of restricted stock granted in 2014 remained outstanding as of December 31, 2015.

In 2013, NiSource granted restricted stock units and shares of restricted stock of 69,651, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $1.8 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. Including the effect of the Valuation Adjustment, 83,415 of the unvested restricted stock units and shares of restricted stock granted in 2013 remained outstanding as of December 31, 2015.

If an employee terminates employment before the service conditions lapse under the 2013, 2014 and 2015 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock based upon the percentage of the service period satisfied between the grant date and the date of the termination of employment. In the event of a Change-in-

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units awarded prior to 2014 will immediately vest and all unvested shares of restricted stock and restricted stock units awarded in 2014 and 2015 will immediately vest upon termination of employment occurring in connection with a Change-in-Control. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination.

As a result of the Separation, restricted stock units were substituted for outstanding performance shares awarded in 2013 and 2014 (discussed below), as adjusted based on a modified performance period and modified performance goals, and were subject to the same service based vesting conditions as the performance share awards they replaced. These converted restricted stock unit awards were also subject to the Valuation Adjustment. As of December 31, 2015, 2,190,129 of these restricted stock units remained outstanding.

Under these new restricted stock unit agreements, if the employee terminates employment before the service conditions lapse under the 2013 and 2014 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the employment conditions will lapse with respect to a pro rata portion of the new restricted stock units based upon the percentage of the service period satisfied between the grant date and the date of the termination of employment. In the event of a Change-in-Control (as defined in the award agreement), all new restricted stock units will immediately vest upon termination of employment occurring in connection with a change-in-control. Termination due to any other reason will result in all of the new restricted stock units awarded being forfeited effective on the employee’s date of termination.

	Restricted Stock Units	Weighted Average Grant Date Fair Value ($)(1)
Nonvested at December 31, 2014	307,329	27.92
Granted	660,230	36.23
Forfeited	(22,860)	16.98
Vested	(94,380)	20.61
Awards surrendered as a result of the Separation	(445,123)
Awards granted in conversion as a result of the Separation	547,148
Nonvested and Expected to Vest	952,344	14.38
Performance Shares Converted to Restricted Stock Units as a result of the Separation	2,190,129	6.01
Nonvested and Expected to Vest at December 31, 2015	3,142,473	8.55
(1)The reduction in weighted average grant date fair value during 2015 primarily resulted from the significant number of incremental units issued as a result of the Separation. As discussed above in "Separation-related Adjustments," these incremental units were issued to preserve the intrinsic value of such awards immediately before the Separation.

Performance Shares. In 2015, NiSource did not grant any performance shares subject to performance and service conditions.

In 2014, NiSource granted 535,037 performance shares subject to performance and service conditions. The grant date fair-value of the awards was $16.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the three year requisite service period. The performance conditions were based on achievement of cumulative net operating earnings per share, a non-GAAP financial measure that NiSource defines as income from continuing operations adjusted for certain items, for the three-year period ending December 31, 2016; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price, over a period beginning December 31, 2013 and ending on December 31, 2016) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions for these awards lapse on February 28, 2017.

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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

cumulative net operating earnings, which NiSource defines as income from continuing operations adjusted for certain items; and cumulative funds from operations, which NiSource defines as net operating cash flows provided by continuing operations, in each case for the three-year period ending December 31, 2015; and relative total shareholder return, a non-GAAP market measure that NiSource defines as the annualized growth in the dividends and share price of a share of NiSource’s common stock (calculated using a 20 trading day average of NiSource’s closing price beginning December 31, 2012 and ending on December 31, 2015) compared to the total shareholder return performance of a predetermined peer group of companies. The service conditions for these awards lapse on February 29, 2016.

	Performance Awards	Weighted Average Grant Date Fair Value ($)
Nonvested at December 31, 2014	1,727,855	24.80
Granted	—	—
Forfeited	(110,013)	9.24
Vested	(649,896)	20.29
Awards surrendered as a result of the Separation	(573,486)
Awards granted in conversion as a result of the Separation	1,795,669
Performance Shares at July 1, 2015	2,190,129	6.01
Awards Converted to Restricted Stock Units as a result of the Separation	(2,190,129)
Nonvested and Expected to Vest at December 31, 2015	—	—

Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. Certain restricted stock units remain outstanding from the Director Plan. All such awards are fully vested and shall be distributed to the directors upon their separation from the Board.

In connection with the Separation, non-employee directors holding vested restricted stock units received one CPG restricted stock unit (settled in common stock of CPG) for each vested NiSource restricted stock unit. Restricted stock units granted to directors in 2015, however, were not yet vested as of the Separation. Accordingly, these restricted stock unit awards were subject to the Valuation Adjustment described in the “Separation-related Adjustments” section above.

As of December 31, 2015, 198,996 restricted stock units are outstanding to non-employee directors under either the Omnibus Plan or the Director Plan. Of this amount, 50,092 restricted stock units are nonvested and expected to vest.

401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of NiSource common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of NiSource common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010 receive a non-elective company contribution of 3% of eligible pay payable in shares of NiSource common stock. For the years ended December 31, 2015, 2014 and 2013, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $27.4 million, $28.1 million and $21.6 million, respectively. In connection with the Separation, employees participating in the 401(k) plan who were invested in the NiSource common stock investment option received a stock dividend of one share of CPG common stock for each share of NiSource common stock owned by them through the 401(k) plan.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

14.	Long-Term Debt

NiSource Finance is a 100% owned, consolidated finance subsidiary of NiSource that engages in financing activities to raise funds for the business operations of NiSource and its subsidiaries. NiSource Finance was incorporated in March 2000 under the laws of the state of Indiana. Prior to 2000, the function of NiSource Finance was performed by Capital Markets. NiSource Finance obligations are fully and unconditionally guaranteed by NiSource. Consequently, no separate financial statements for NiSource Finance are required to be reported. No NiSource subsidiaries guarantee debt.
During 2015, NiSource Finance executed a $750.0 million tender offer on fixed-rate long-term debt, redeemed $230.0 million fixed-rate long-term debt at maturity, settled $1,075.0 million term loans, and entered into two forward starting swap-lock transactions with notional values totaling $1,000.0 million. These transactions are detailed as follows:

•
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

•	On November 28, 2015, NiSource Finance redeemed $230.0 million of 5.36% senior unsecured notes at maturity.

•
On December 3, 2015, NiSource Finance entered into a forward starting interest rate swap, with a notional amount of $500.0 million, to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the anticipated date of a forecasted debt issuance in 2017. The forward starting interest rate swap was designated as a cash flow hedge at the time the agreements were executed, whereby any gain or loss recognized from the effective date of the swap to the date the associated debt is issued for the effective portion of the hedge is recorded net of tax in AOCI and amortized as a component of interest expense over the life of the designated debt. If some portion of the hedge becomes ineffective, the associated gain or loss will be recognized in earnings. As of December 31, 2015, no ineffectiveness has been recorded.

•
On December 4, 2015, NiSource Finance entered into a forward starting interest rate swap, with a notional amount of $500.0 million, to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the anticipated date of a forecasted debt issuance in 2018. The forward starting interest rate swap was designated as a cash flow hedge at the time the agreements were executed, whereby any gain or loss recognized from the effective date of the swap to the date the associated debt is issued for the effective portion of the hedge is recorded net of tax in AOCI and amortized as a component of interest expense over the life of the designated debt. If some portion of the hedge becomes ineffective, the associated gain or loss will be recognized in earnings. As of December 31, 2015, no ineffectiveness has been recorded.

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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

In the following table are the outstanding long-term debt maturities at December 31, 2015. The long-term debt maturities shown below include capital lease obligations and the debt of certain low-income housing real estate investments. NiSource does not guarantee the long-term debt obligations of the low-income housing real estate investments.

Year Ending December 31, (in millions)
2016	$433.7
2017	362.2
2018	488.9
2019	554.7
2020	563.8
After	4,024.4
Total (1)	$6,427.7
(1) This amount excludes $45.5 million of unamortized discount, premium and expenses.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds.
Of NiSource’s long-term debt outstanding at December 31, 2015, $109.0 million was issued by NiSource’s subsidiary, Capital Markets. The financial obligations of Capital Markets are subject to a Support Agreement between NiSource and Capital Markets, under which NiSource has committed to make payments of interest and principal on Capital Markets’ obligations in the event of a failure to pay by Capital Markets. Under the terms of the Support Agreement, in addition to the cash flow from cash dividends paid to NiSource by any of its consolidated subsidiaries, the assets of NiSource, other than the stock and assets of NIPSCO, are available as recourse for the benefit of Capital Markets’ creditors. The carrying value of the NiSource assets, excluding the assets of NIPSCO, was $10.4 billion at December 31, 2015.

NiSource is subject to a financial covenant under its revolving credit facility which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2015, the ratio was 64%.

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
NiSource Finance currently maintains a $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of July 1, 2020. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource Finance's $1.5 billion commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. At December 31, 2015, NiSource had no outstanding borrowings under this facility. At December 31, 2014, NiSource had $500.0 million outstanding under this facility.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. At December 31, 2015, NiSource had $321.4 million of commercial paper outstanding. At December 31, 2014, NiSource had $792.6 million of commercial paper outstanding.
As of December 31, 2015, NiSource had $14.7 million of stand-by letters of credit outstanding all of which were under the revolving credit facility. At December 31, 2014, NiSource had $30.9 million of stand-by letters of credit outstanding, of which $14.7 million were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Consolidated Balance Sheets in the amount of $246.0 million and $284.3 million as of December 31, 2015 and 2014, respectively. Refer to Note 17, "Transfers of Financial Assets," for additional information.
Short-term borrowings were as follows:

At December 31, (in millions)	2015	2014
Commercial Paper weighted average interest rate of 1.00% and 0.82% at December 31, 2015 and 2014, respectively.	$321.4	$792.6
Credit facilities borrowings weighted average interest rate of 1.44% at December 31, 2014.	—	500.0
Accounts receivable securitization facility borrowings	246.0	284.3
Total Short-Term Borrowings	$567.4	$1,576.9

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Statements of Consolidated Cash Flows.

16.	Fair Value
A.Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2015 and December 31, 2014:

Recurring Fair Value Measurements December 31, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets
Price risk management assets:
Commodity financial price risk programs	$0.1	$—	$—	$0.1
Available-for-sale securities	—	128.7	—	128.7
Total	$0.1	$128.7	$—	$128.8
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$14.3	$—	$0.2	$14.5
Interest rate risk activities	—	17.4	—	17.4
Total	$14.3	$17.4	$0.2	$31.9

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Recurring Fair Value Measurements December 31, 2014 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets
Price risk management assets:
Commodity financial price risk programs	0.1	—	—	0.1
Available-for-sale securities	28.4	103.5	—	131.9
Total	$28.5	$103.5	$—	$132.0
Liabilities
Price risk management liabilities:
Commodity financial price risk programs	$14.2	$—	$0.1	$14.3
Total	$14.2	$—	$0.1	$14.3
Price risk management assets and liabilities include NYMEX futures and NYMEX options which are commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of December 31, 2015 and 2014, there were no material transfers between fair value hierarchies. Additionally there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
In December 2015, NiSource Finance entered into two forward starting interest-rate swaps, each hedging the interest rate risk on coupon payments arising from $500.0 million of forecasted issuances of long-term debt in each of 2017 and 2018. The 2017 swap was executed with four counterparties, and the 2018 swap with five counterparties. These swaps have been recorded as price risk management liabilities, and are designated as cash flow hedges. Each period the swap instruments will be measured assuming a hypothetical settlement at that point in time. Upon termination of the swap instruments, NiSource will pay or receive a settlement based on the current market value. Credit risk is considered in the fair value calculation of each interest rate swap. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and NiSource can settle the swaps at any time.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. NiSource values corporate and mortgage-backed debt securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses and fair value of available-for-sale debt securities at December 31, 2015 and December 31, 2014 were:

December 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$33.7	$0.1	$(0.3)	$33.5
Corporate/Other bonds	95.7	0.3	(0.8)	95.2
Total	$129.4	$0.4	$(1.1)	$128.7
December 31, 2014 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury securities	$30.8	$0.3	$(0.2)	$30.9
Corporate/Other bonds	100.6	1.0	(0.6)	101.0
Total	$131.4	$1.3	$(0.8)	$131.9

For the years ended December 31, 2015, 2014, and 2013, the realized gain on sale of available for sale U.S. Treasury debt securities was $0.2 million, $0.1 million and $0.5 million, respectively. For the years ended December 31, 2015, 2014, and 2013, the realized gain on sale of available for sale Corporate/Other bond debt securities was $0.2 million, $0.4 million, and $0.4 million, respectively.
The cost of maturities sold is based upon specific identification. At December 31, 2015, approximately $2.2 million of U.S. Treasury debt securities have maturities of less than a year while the remaining securities have maturities of greater than one year. At December 31, 2015, approximately $6.2 million of Corporate/Other bonds have maturities of less than a year while the remaining securities have maturities of greater than one year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014.
Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the twelve months ended December 31, 2015.
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
Long-term debt.The fair values of these securities are estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the years ended December 31, 2015 and 2014, there were no changes in the method or significant assumptions used to estimate the fair value of the financial instruments.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The carrying amount and estimated fair values of financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2015	Estimated Fair Value 2015	Carrying Amount 2014	Estimated Fair Value 2014
Long-term debt (including current portion)	$6,382.2	$6,975.7	$8,418.1	$9,505.7

17.	Transfers of Financial Assets
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
Throughout 2015 and 2014, Columbia of Ohio has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 16, 2015; the current agreement expires on October 15, 2016 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $240 million. As of December 31, 2015, $99.4 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
Throughout 2015 and 2014, NIPSCO has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to PNC and a commercial paper conduit sponsored by Mizuho. This agreement was last renewed on August 26, 2015; the current agreement expires on August 24, 2016 and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $200 million. As of December 31, 2015, $111.6 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Throughout 2015 and 2014, Columbia of Pennsylvania has been under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The agreement with BTMU was last renewed on March 10, 2015, having a current scheduled termination date of March 9, 2016 and can be further renewed if mutually agreed to by both parties. The maximum seasonal program limit under the terms of the agreement is $75 million. As of December 31, 2015, $35.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of December 31, 2015 and 2014 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	December 31, 2015	December 31, 2014
Gross Receivables	$450.8	$611.7
Less: Receivables not transferred	204.8	327.4
Net receivables transferred	$246.0	$284.3
Short-term debt due to asset securitization	$246.0	$284.3
During 2015 and 2014, $38.3 million and $19.2 million was recorded as cash flows from financing activities related to the change in short-term borrowings due to the securitization transactions, respectively. For the years ended December 31, 2015 and 2014, fees of $2.5 million and $2.9 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.
18. Other Commitments and Contingencies

A.        Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At December 31, 2015, NiSource had issued stand-by letters of credit of approximately $14.7 million for the benefit of third parties.
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
C.        Environmental Matters. NiSource operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. NiSource believes that it is in substantial compliance with the environmental regulations currently applicable to its operations.
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
As of December 31, 2015 and 2014, NiSource had recorded an accrual of approximately $123.2 million and $126.6 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and environmental" in the Consolidated Balance Sheets. The noncurrent portion is included in "Other noncurrent liabilities" in the Consolidated Balance Sheets. NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup and the availability of cost recovery. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Climate Change. Future legislative and regulatory programs, including implementation of the recently promulgated EPA CPP, could significantly restrict GHG emissions or impose a cost or tax on GHG emissions. Additionally, certain rules that increase methane leak detection and permitting requirements for natural gas facilities could restrict GHG emissions or impose additional costs. The CPP and other federally enacted or proposed GHG reduction measures are subject to numerous legal challenges that could change the way the programs are implemented, and NiSource will carefully monitor all GHG reduction proposals and regulations. In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHGs to Nationally Determined Contributions (NDCs) beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a NDC of a 26% reduction from 2005 levels by 2025, a figure that cannot be met with the CPP alone.
National Ambient Air Quality Standards. The CAA requires the EPA to set NAAQS for particulate matter and five other pollutants considered harmful to public health and the environment. Periodically, the EPA imposes new, or modifies existing, NAAQS. States that contain areas that do not meet the new or revised standards or contribute significantly to nonattainment of downwind states may be required to take steps to achieve and maintain compliance with the standards. These steps could include additional pollution controls on boilers, engines, turbines and other facilities owned by electric generation and gas distribution operations.
The following NAAQS were recently added or modified:
Ozone: On October 26, 2015, the EPA issued a final rule to lower the 8-hour ozone standard from 75 ppb to 70 ppb. After the EPA proceeds with designations, areas where NiSource operates that are currently designated in attainment with the standards may be re-classified as nonattainment. NiSource will continue to monitor this matter and cannot estimate its impact at this time.
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

NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third-party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2015. The total estimated liability at NiSource related to the facilities subject to remediation was $110.4 million and $121.5 million at December 31, 2015 and 2014, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect individual business segments for which NiSource has retained a liability.
Electric Operations.
Air
NIPSCO is subject to a number of air-quality mandates in the next several years. The mandates, which include the NSR Consent Decree, the Utility Mercury and Air Toxics Standards Rule (MATS), and the CPP, require or may require NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements associated with the NSR Consent Decree and MATS is estimated to be $860 million, of which approximately $28.8 million remains to be spent. The cost to comply with the CPP cannot be estimated at this time. NIPSCO believes that the capital costs associated with these air quality mandates are likely recoverable through rates.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Utility Mercury and Air Toxics Standards Rule: On February 16, 2012, the EPA issued the MATS rule establishing new emissions limits for mercury and other air toxics. Certain affected NIPSCO units have completed projects to meet the April 2015 compliance deadline. For NIPSCO’s remaining affected units, a one-year compliance extension granted by IDEM delays the compliance date until April 2016. NIPSCO continues to implement an IURC-approved plan for the installation of additional environmental controls needed to comply with the MATS extension. On June 29, 2015, the United States Supreme Court remanded the MATS rule back to the United States Court of Appeals for the District of Columbia Circuit for further proceedings. On December 15, 2015, the United States Court of Appeals for the District of Columbia Circuit issued an order remanding the MATS rule to the EPA without vacating the rule. The MATS rule remains in effect while the EPA addresses the issues raised by the United State Supreme Court. The EPA indicates that these issues will be fully addressed by April 15, 2016. NIPSCO will continue to monitor developments in this matter.

Clean Power Plan: On October 23, 2015, the EPA issued a final rule to regulate CO2 emissions from existing fossil-fuel EGUs under section 111(d) of the CAA. The final rule establishes national CO2 emission-rate standards that are applied to each state’s mix of affected EGUs to establish state-specific emission-rate and mass-emission limits. The final rule requires each state to submit a plan indicating how the state will meet the EPA's emission-rate or mass-emission limit, including possibly imposing reduction obligations on specific units. If a state does not submit a satisfactory plan, the EPA will impose a federal plan on that state. On February 9, 2016, the U.S. Supreme Court stayed implementation of the CPP until litigation is decided on its merits. The cost to comply with this rule will depend on a number of factors, including the outcome of CPP litigation, the requirements of the state plan or final federal plan, and the level of NIPSCO's required CO2 emission reductions. It is possible that this new rule, comprehensive federal or state GHG legislation, or other GHG regulation could result in additional expense or compliance costs that could materially impact NiSource's financial results. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.

Cross State Air Pollution Rule: On December 3, 2015, the EPA issued a proposed rule to address interstate air quality impacts associated with the 2008 ozone NAAQS and also in response to a court mandate requiring the recalculation of downwind contributions of NOx to states’ abilities to meet the ozone NAAQS. Under the proposed recalculation, NIPSCO may be required to meet a more stringent NOx emission allocation associated with its already well-controlled units. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.

Water
On August 15, 2014, the EPA issued the final Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. Under this rule, stations will have to either demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. The cost to comply will depend on a number of factors, including evaluation of the various compliance options available under the regulation and permitting-related determinations by IDEM. NIPSCO estimates that the cost of compliance is between $4 million and $35 million, dependent upon study results, agency requirements and technology ultimately required to achieve compliance.

On November 3, 2015, the EPA issued a final rule to amend the effluent limitations guidelines and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. The rule imposes new water treatment and discharge requirements on NIPSCO's electric generating facilities to be applied between 2018-2023. NIPSCO is currently reviewing the rule and cannot estimate the cost of compliance at this time.

Waste
On April 17, 2015, the EPA issued a final rule for regulation of CCRs. The rule regulates CCRs under the Resource Conservation and Recovery Act Subtitle D, which determines them to be nonhazardous. The rule will require increased groundwater monitoring, reporting, record keeping and posting of related information to the Internet. The rule also establishes requirements related to CCR management, impoundments, landfills and storage. The rule will allow NIPSCO to continue its byproduct beneficial use program.

The publication of the CCR rule resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Refer to Note 6, "Asset Retirement Obligations," for further information. In addition, to comply with the rule, NIPSCO will be required to incur future capital expenditures to modify its infrastructure and

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

manage CCRs. Based upon a preliminary engineering study, capital compliance costs are currently expected to be in the $100 million to $220 million range. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. NIPSCO believes that the costs associated with CCR compliance are likely recoverable through rates.

D.        Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations. Payments made in connection with operating leases were $47.5 million in 2015, $59.8 million in 2014 and $47.2 million in 2013, and are primarily charged to operation and maintenance expense as incurred. Capital lease assets and related accumulated depreciation included in the Consolidated Balance Sheets were $236.2 million and $44.0 million at December 31, 2015, and $286.8 million and $86.0 million at December 31, 2014, respectively.

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
Future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are:

(in millions)	Operating Leases (1)	Capital Leases (2)
2016	$18.4	$23.5
2017	11.1	23.0
2018	8.8	23.3
2019	7.0	23.7
2020	3.5	23.5
After	13.3	196.3
Total future minimum payments	$62.1	$313.3
(1) Operating lease balances do not include amounts for fleet leases that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $30.5 million in 2016, $30.9 million in 2017, $26.7 million in 2018, $20.3 million in 2019, $12.5 million in 2020 and $7.5 million thereafter.
(2) Capital lease payments shown above are inclusive of interest totaling $114.7 million.
E.        Purchase and Service Obligations. NiSource has entered into various purchase and service agreements whereby NiSource is contractually obligated to make certain minimum payments in future periods. NiSource’s purchase obligations are for the purchase of physical quantities of natural gas, electricity and coal. NiSource’s service agreements encompass a broad range of business support and maintenance functions which are generally described below.
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2016 to 2045, require NiSource to pay fixed monthly charges. The amounts in the table below include agreements with CPG. Beginning July 1, 2015, these agreements represent third-party transactions and are not eliminated in consolidation.

On December 31, 2013, NiSource Corporate Services signed a seven year agreement with IBM to continue to provide business process and support functions to NiSource under a combination of fixed or variable charges, with the variable charges fluctuating based on the actual need for such services. The agreement was effective January 1, 2014 with a commencement date of April 1, 2014 and includes some targeted service enhancements as well as continued existing information technology support services and a few additional support services. On June 15, 2015, NiSource Corporate Services signed an Amendment to this agreement to incorporate changes in services related to the Separation. Refer to Note 3, "Discontinued Operations," in the notes to the Consolidated Financial Statements for additional information on the Separation. Under the amended agreement, at December 31, 2015, NiSource Corporate Services expects to pay approximately $410.1 million to IBM in service and project fees as shown in the table below. Upon any termination of the agreement by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM's capital investments not yet recovered and IBM's wind-down expense. This termination fee could be material depending on the events giving rise to the termination and the timing of the termination.
NIPSCO has contracts with three major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2018.
The estimated aggregate amounts of minimum fixed payments at December 31, 2015, were:

(in millions)	Energy Commodity Agreements	Pipeline Service Agreements	IBM Service Agreement	Other Service Agreements	Total
2016	$169.3	$512.7	$90.9	$72.0	$844.9
2017	74.8	496.0	82.8	67.2	720.8
2018	67.5	341.0	80.1	19.7	508.3
2019	70.6	245.4	78.6	4.6	399.2
2020	72.6	139.3	77.7	2.3	291.9
After	0.4	429.9	—	—	430.3
Total purchase and service obligations	$455.2	$2,164.3	$410.1	$165.8	$3,195.4

F.     Other Matters.
Transmission Upgrade Agreements.On February 11, 2014, NIPSCO entered into TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").

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

19.Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2013	$2.6	$(28.6)	$(39.5)	$(65.5)
Other comprehensive income before reclassifications	(2.4)	0.1	17.8	15.5
Amounts reclassified from accumulated other comprehensive income	(0.5)	2.7	4.2	6.4
Net current-period other comprehensive income (loss)	(2.9)	2.8	22.0	21.9
Balance as of December 31, 2013	$(0.3)	$(25.8)	$(17.5)	$(43.6)
Other comprehensive income before reclassifications	0.9	(0.3)	(10.2)	(9.6)
Amounts reclassified from accumulated other comprehensive income	(0.3)	2.5	0.4	2.6
Net current-period other comprehensive income (loss)	0.6	2.2	(9.8)	(7.0)
Balance as of December 31, 2014	$0.3	$(23.6)	$(27.3)	$(50.6)
Other comprehensive income before reclassifications	(0.5)	(11.0)	(5.0)	(16.5)
Amounts reclassified from accumulated other comprehensive income	(0.3)	3.2	2.6	5.5
Net current-period other comprehensive income (loss)	(0.8)	(7.8)	(2.4)	(11.0)
Allocation of AOCI to noncontrolling interest	—	2.0	—	2.0
Distribution of CPG to shareholders (Note 3)	—	13.9	10.6	24.5
Balance as of December 31, 2015	$(0.5)	$(15.5)	$(19.1)	$(35.1)

 (1)All amounts are net of tax. Amounts in parentheses indicate debits.

20.	Other, Net

Year Ended December 31, (in millions)	2015	2014	2013
Interest Income	$0.8	$3.8	$3.5
AFUDC Equity	11.5	10.7	11.7
Charitable Contributions	(4.8)	(11.1)	(8.2)
Miscellaneous(1)	9.9	10.0	(0.2)
Total Other, net	$17.4	$13.4	$6.8
(1) Miscellaneous primarily consists of transmission upgrade agreement income in 2015 and 2014.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

21.	Interest Expense, Net

Year Ended December 31, (in millions)	2015	2014	2013
Interest on long-term debt	$377.5	$368.6	$364.4
Interest on short-term borrowings (1)	2.2	5.2	2.7
Debt discount/cost amortization	8.7	8.0	7.5
Accounts receivable securitization	2.5	2.9	2.7
Allowance for borrowed funds used and interest capitalized during construction	(5.4)	(5.3)	(6.1)
Other	(5.3)	0.1	4.1
Total Interest Expense, net	$380.2	$379.5	$375.3
(1) Refer to Note 15, "Short-Term Borrowings," for additional information.

22.	Segments of Business
At December 31, 2015, NiSource’s operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
On July 1, 2015, NiSource completed the Separation. CPG's operations consisted of all of NiSource's former Columbia Pipeline Group Operations segment prior to the Separation. Results of the Columbia Pipeline Group Operations segment are included in discontinued operations.
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

Year Ended December 31, (in millions)	2015	2014	2013
REVENUES
Gas Distribution Operations
Unaffiliated	$3,068.7	$3,593.6	$3,053.5
Intersegment	0.4	0.3	0.3
Total	3,069.1	3,593.9	3,053.8
Electric Operations
Unaffiliated	1,573.6	1,672.6	1,564.2
Intersegment	0.8	0.8	0.7
Total	1,574.4	1,673.4	1,564.9
Corporate and Other
Unaffiliated	9.5	6.2	7.7
Intersegment	396.4	412.5	370.2
Total	405.9	418.7	377.9
Eliminations	(397.6)	(413.6)	(371.2)
Consolidated Revenues	$4,651.8	$5,272.4	$4,625.4

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Year Ended December 31, (in millions)	2015	2014	2013
Operating Income (Loss)
Gas Distribution Operations	$555.8	$537.0	$445.4
Electric Operations	264.4	282.7	265.5
Corporate and Other	(20.3)	(30.6)	(12.8)
Consolidated	$799.9	$789.1	$698.1
Depreciation and Amortization
Gas Distribution Operations	$232.6	$217.6	$201.4
Electric Operations	267.7	244.4	244.4
Corporate and Other	24.1	24.9	24.6
Consolidated	$524.4	$486.9	$470.4
Assets
Gas Distribution Operations	$10,094.5	$9,443.7
Electric Operations	5,265.3	5,009.9
Corporate and Other(1)	2,132.7	10,136.2
Consolidated	$17,492.5	$24,589.8
Capital Expenditures(2)
Gas Distribution Operations	$917.0	$860.3	$790.8
Electric Operations	400.3	438.8	426.3
Corporate and Other	50.2	40.5	31.4
Consolidated	$1,367.5	$1,339.6	$1,248.5
(1)The 2014 balances for Corporate and Other includes assets of Discontinued Operations refer to Note 3 "Discontinued Operations," for additional information.
(2) Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures included in current liabilities and AFUDC Equity.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

23.	Quarterly Financial Data (Unaudited)
Quarterly financial data does not always reveal the trend of NiSource’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings, and related components of net revenues and operating income.

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Gross revenues	$1,852.2	$884.6	$817.2	$1,097.8
Operating Income	386.3	84.4	109.7	219.5
Income (Loss) from Continuing Operations	192.5	(73.1)	14.8	64.4
Results from Discontinued Operations - net of taxes(1)	82.8	45.4	(19.7)	(5.0)
Net Income (Loss)	275.3	(27.7)	(4.9)	59.4
Net Income (Loss) attributable to NiSource	268.4	(36.4)	(4.9)	59.4
Basic Earnings (Loss) Per Share
Continuing Operations	0.61	(0.23)	0.05	0.20
Discontinued Operations	0.24	0.12	(0.07)	(0.01)
Basic Earnings (Loss) Per Share	$0.85	$(0.11)	$(0.02)	$0.19
Diluted Earnings (Loss) Per Share
Continuing Operations	0.61	(0.23)	0.05	0.20
Discontinued Operations	0.24	0.12	(0.07)	(0.01)
Diluted Earnings (Loss) Per Share	$0.85	$(0.11)	$(0.02)	$0.19
2014
Gross revenues	$2,017.2	$1,023.7	$838.2	$1,393.3
Operating Income	373.3	117.8	71.1	226.9
Income (Loss) from Continuing Operations	173.1	20.8	(17.2)	79.5
Results from Discontinued Operations - net of taxes(1)	93.1	57.4	48.6	74.7
Net Income	266.2	78.2	31.4	154.2
Net Income attributable to NiSource	266.2	78.2	31.4	154.2
Basic Earnings Per Share
Continuing Operations	0.55	0.07	(0.05)	0.25
Discontinued Operations	0.30	0.18	0.15	0.24
Basic Earnings Per Share	$0.85	$0.25	$0.10	$0.49
Diluted Earnings Per Share
Continuing Operations	0.55	0.07	(0.05)	0.25
Discontinued Operations	0.30	0.18	0.15	0.24
Diluted Earnings Per Share	$0.85	$0.25	$0.10	$0.49
(1)Includes the results of the former Columbia Pipeline Group segment.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

On July 1, 2015, NiSource completed the Separation. The results of operations of the former Columbia Pipeline Group Operations segment have been classified as discontinued operations for all periods. As a result, certain quarterly financial data presented in the table above is different from the corresponding data originally filed on Form 10-Q or in Quarterly Financial Data (Unaudited) for those periods. The affected quarterly financial data originally filed for these periods is presented in the table below:

(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Gross revenues	$2,149.7	$1,169.0
Operating Income	530.1	165.1
Income (Loss) from Continuing Operations	275.3	(27.4)
Results from Discontinued Operations - net of taxes	$—	$(0.3)
2014
Gross revenues	$2,320.5	$1,335.1	$1,123.9	$1,691.1
Operating Income	533.7	219.6	157.8	351.3
Income from Continuing Operations	266.4	78.5	31.5	154.3
Results from Discontinued Operations - net of taxes	$(0.2)	$(0.3)	$(0.1)	$(0.1)

24.Supplemental Cash Flow Information

The following tables provide additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31, (in millions)	2015	2014	2013
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$121.6	$127.4	$96.7
Assets acquired under a capital lease	47.5	76.7	28.4
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$390.4	$429.3	$402.7
Cash paid for income taxes	21.3	19.4	10.4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2015
		Additions
($ in millions)	Balance Jan. 1, 2015	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2015
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$24.9	$22.5	$56.7	$83.8	$20.3
Reserve for other investments	3.0	—	—	—	3.0

Twelve months ended December 31, 2014
		Additions
($ in millions)	Balance Jan. 1, 2014	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2014
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.4	$21.8	$69.9	$90.2	$24.9
Reserve for other investments	3.0	—	—	—	3.0

Twelve months ended December 31, 2013
		Additions
($ in millions)	Balance Jan. 1, 2013	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2013
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.8	$13.8	$55.3	$69.5	$23.4
Reserve for other investments	3.0	—	—	—	3.0
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
Management’s Annual Report on Internal Control over Financial Reporting
NiSource management, including NiSource’s principal executive officer and principal financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the 2013 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2015, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.

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

ITEM 9B. OTHER INFORMATION
Not applicable.

NISOURCE INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included at the end of Item 4 of Part I of this report on Form 10-K and our Code of Business Conduct, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1 Election of Directors," "Corporate Governance," "Section 16(a) Beneficial Ownership Reporting Compliance," of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2016.

The Company has adopted a Code of Business Conduct to promote (i) ethical behavior, including the ethical handling of conflicts of interest, (ii) full, fair, accurate, timely and understandable financial disclosure, (iii) compliance with applicable laws, rules and regulations, (iv) accountability for adherence to our code, and (v) prompt internal reporting of violations of our code. Our Code of Business Conduct satisfies applicable SEC and NYSE requirements and applies to all directors, officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) as well as employees of the Company and its affiliates. A copy of our Code of Business Conduct is available on our website at http://ir.nisource.com/governance.com and also is available to any stockholder upon written request to our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the discussion in "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Executive Compensation," and "Executive Compensation - Compensation Committee Report," of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the discussion in "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the discussion in "Corporate Governance - Policies and Procedures with Respect to Transactions with Related Persons" and "Corporate Governance - Director Independence" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the discussion in "Independent Auditor Fees" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2016.

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

NiSource Inc.
(Registrant)

Date: February 18, 2016	By:	/s/ JOSEPH HAMROCK
Joseph Hamrock
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	JOSEPH HAMROCK	President, Chief	Date: February 18, 2016
	Joseph Hamrock	Executive Officer and Director (Principal Executive Officer)

/s/	DONALD E. BROWN	Executive Vice President and	Date: February 18, 2016
	Donald E. Brown	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/	JOSEPH W. MULPAS	Vice President and	Date: February 18, 2016
	Joseph W. Mulpas	Chief Accounting Officer (Principal Accounting Officer)

/s/	RICHARD L. THOMPSON	Chairman and Director	Date: February 18, 2016
Richard L. Thompson

/s/	RICHARD A. ABDOO	Director	Date: February 18, 2016
Richard A. Abdoo

/s/	ARISTIDES S. CANDRIS	Director	Date: February 18, 2016
Aristides S. Candris

/s/	DEBORAH A. HENRETTA	Director	Date: February 18, 2016
Deborah A. Henretta

/s/	MICHAEL E. JESANIS	Director	Date: February 18, 2016
Michael E. Jesanis

/s/	KEVIN T. KABAT	Director	Date: February 18, 2016
Kevin T. Kabat

/s/	CAROLYN Y. WOO	Director	Date: February 18, 2016
Carolyn Y. Woo

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF ITEM

(2.1)
Separation and Distribution Agreement, dated as of June 30, 2015, by and between NiSource Inc. and Columbia Pipeline Group, Inc. (incorporated by reference to Exhibit 2.1 to the NiSource Inc. Form 8-K filed on July 2, 2015).

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 3, 2015).

(3.2)	Bylaws of NiSource Inc., as amended and restated through January 29, 2016 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on February 1, 2016).

(4.1)
Indenture, dated as of March 1, 1988, by and between Northern Indiana Public Service Company ("NIPSCO") and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4 to the NIPSCO Registration Statement (Registration No. 33-44193)).

(4.2)
First Supplemental Indenture, dated as of December 1, 1991, by and between Northern Indiana Public Service Company and Manufacturers Hanover Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NIPSCO Registration Statement (Registration No. 33-63870)).

(4.3)
Indenture Agreement, dated as of February 14, 1997, by and between NIPSCO Industries, Inc., NIPSCO Capital Markets, Inc. and Chase Manhattan Bank as trustee (incorporated by reference to Exhibit 4.1 to the NIPSCO Industries, Inc. Registration Statement (Registration No. 333-22347)).

(4.4)
Second Supplemental Indenture, dated as of November 1, 2000, by and among NiSource Capital Markets, Inc., NiSource Inc., New NiSource Inc., and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.45 to the NiSource Inc. Form 10-K for the period ended December 31, 2000).

(4.5)
Indenture, dated November 14, 2000, among NiSource Finance Corp., NiSource Inc., as guarantor, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form S-3, dated November 17, 2000 (Registration No. 333-49330)).

(10.1)
2010 Omnibus Incentive Plan (incorporated by reference to Exhibit B to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held on May 11, 2010, filed on April 2, 2010).*

(10.2)	First Amendment to the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 18, 2014.)*

(10.3)
2010 Omnibus Incentive Plan (incorporated by reference to Exhibit C to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held on May 12, 2015, filed on April 7, 2015).*

(10.4)	Second Amendment to the NiSource Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed October 23, 2015.)*

(10.5)	Form of Performance Share Award Agreement under the 2010 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q filed on April 30, 2014.)*

(10.6)
Form of Amended and Restated 2013 Performance Share Agreement effective on implementation of the spin-off on July 1, 2015, (under the 2010 Omnibus Incentive Plan)(incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q filed on November 3, 2015).*

(10.7)
Form of Amended and Restated 2014 Performance Share Agreement effective on the implementation of the spin-off on July 1, 2015, (under the 2010 Omnibus Incentive Plan)(incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-Q filed on November 3, 2015).*

(10.8)
Form of Amendment to Restricted Stock Unit Award Agreement related to Vested but Unpaid NiSource Restricted Stock Unit Awards for Nonemployee Directors of NiSource entered into as of July 13, 2015 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on November 3, 2015).*

(10.9)
Form of Restricted Stock Unit Award Agreement under the Columbia Pipeline Group, Inc. 2015 Omnibus Incentive Plan relating to Vested but Unpaid NiSource Restricted Stock Unit Awards for Nonemployee Directors of Columbia Pipeline Group, Inc. entered into as of July 13, 2015 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 10-Q filed on November 3, 2015).*

(10.10)
NiSource Inc. Nonemployee Director Retirement Plan, as amended and restated effective May 13, 2008. (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.11)	Supplemental Life Insurance Plan effective January 1, 1991, as amended, (incorporated by reference to Exhibit 2 to the NIPSCO Industries, Inc. Form 8-K filed on March 25, 1992).*

(10.12)	Form of Change in Control and Termination Agreement (incorporated by reference to Exhibit 99.1 to the NiSource Inc. Form 8-K filed January 6, 2014).*

(10.13)	Revised Form of Change in Control and Termination Agreement (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 8-K filed on October 23, 2015.)*

(10.14)
Form of Agreement between NiSource Inc. and certain officers of Columbia Energy Group and schedule of parties to such Agreements (incorporated by reference to Exhibit 10.33 to the NiSource Inc. Form 10-K filed on March 3, 2013).*

(10.15)	NiSource Inc. 1994 Long-Term Incentive Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 8-K filed on December 2, 2005).*

(10.16)	1st Amendment to NiSource Inc. 1994 Long Term Incentive Plan, effective January 22, 2009. (incorporated by reference to Exhibit 10.10 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.17)	Form of Nonqualified Stock Option Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 8-K filed on January 3, 2005).*

(10.18)	Form of Contingent Stock Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NiSource Inc. Form 10-Q filed on May 4, 2010).*

(10.19)	Form of Restricted Stock Unit Agreement under the NiSource Inc. 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the NiSource Inc. Form 10-K filed on February 28, 2011).*

(10.20)	Form of Restricted Stock Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the NiSource Inc. Form 10-K filed February 28, 2011).*

(10.21)
Form of Restricted Stock Unit Award Agreement for Non-employee directors under the Non-employee Director Stock Incentive Plan. (incorporated by reference to Exhibit 10.19 to the NiSource Inc. Form 10-K for the period ended December 31, 2010).*

(10.22)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to NiSource Inc. Form 10-Q filed on August 2, 2011).*

(10.23)	Amended and Restated NiSource Inc. Supplemental Executive Retirement Plan effective May 13, 2011 (incorporated by reference to Exhibit 10.3 to NiSource Inc. Form 10-Q filed on October 28, 2011).*

(10.24)	Amended and Restated Pension Restoration Plan for NiSource Inc. and Affiliates effective May 13, 2011 (incorporated by reference to Exhibit 10.4 to NiSource Inc. Form 10-Q filed on October 28, 2011).*

(10.25)
Amended Restated Savings Restoration Plan for NiSource Inc. and Affiliates effective October 22, 2012 (incorporated by reference to Exhibit 10.20 to the NiSource Inc. Form 10-K filed on February 19, 2013).*

(10.26)
Amended and Restated NiSource Inc. Executive Deferred Compensation Plan effective November 1, 2012 (incorporated by reference to Exhibit 10.21 to the NiSource Inc. Form 10-K filed on February 19, 2013).*

(10.27)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2015 (incorporated by reference to Exhibit 10.22 to the NiSource Inc. Form 10-K filed on February 19, 2013).*

(10.28)
Letter Agreement between NiSource Corporate Services Company and Stephen P. Smith dated May 14, 2008. (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 27, 2009).*

(10.29)
Second Amended and Restated Revolving Credit Agreement, dated as of September 30, 2013, by and among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lenders party thereto and Barclays Bank PLC, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, LTD., Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q filed October 31, 2013).

(10.30)
Third Amended and Restated Revolving Credit Agreement, dated as of December 5, 2014, by and among NiSource Finance Corp., as Borrower, NiSource Inc., as Guarantor, the Lenders party thereto, and Barclays Bank PLC, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, LTD., Citibank, N.A. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.25 to the NiSource Inc. Form 10-K filed on February 18, 2015).

(10.31)
Note Purchase Agreement, dated as of August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.32)
Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.33)
Term Loan Agreement, dated as of August 20, 2014, by and among the lenders party thereto, CoBank, ACB, as Syndication Agent, JP Morgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Securities LLC and CoBank,ACB, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q filed October 30, 2014).

(10.34)	Letter Agreement, dated as of March 17, 2015, by and between NiSource Inc. and Donald Brown. (incorporated by reference Exhibit 10.1 to the NiSource Inc. Form 10-Q filed on April 30, 2015).*

(10.35)
Tax Allocation Agreement, dated as of June 30, 2015, by and between NiSource Inc. and Columbia Pipeline Group, Inc. (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on July 2, 2015).

(10.36)
Employee Matters Agreement, dated as of June 30, 2015, by and between NiSource Inc. and Columbia Pipeline Group, Inc. (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 8-K filed on July 2, 2015).

(12)	Ratio of Earnings to Fixed Charges.**

(21)	List of Subsidiaries.**

(23)	Consent of Deloitte & Touche LLP.**

(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(32.2)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(101.INS)	XBRL Instance Document.**

(101.SCH)	XBRL Schema Document.**

(101.CAL)	XBRL Calculation Linkbase Document.**

(101.LAB)	XBRL Labels Linkbase Document.**

(101.PRE)	XBRL Presentation Linkbase Document.**

(101.DEF)	XBRL Definition Linkbase Document.**

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
References made to NIPSCO filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.