Form 10-Q
period 2016-03-31
NISOURCE INC/DE
filed 2016-05-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 321,544,481 shares outstanding at April 25, 2016.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2016

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
NARC	NIPSCO Accounts Receivable Corporation
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Finance	NiSource Finance Corp.

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
BNS	Bank of Nova Scotia
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CPP	Clean Power Plan
DPU	Department of Public Utilities
DSM	Demand Side Management
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EGUs	Electric Utility Generating Units
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases

DEFINED TERMS (continued)

GSEP	Gas System Enhancement Program
gwh	Gigawatt hours
IDEM	Indiana Department of Environmental Management
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDAF	Local Distribution Adjustment Factor
LDCs	Local distribution companies
LIFO	Last-in, first-out
MATS	Mercury and Air Toxics Standards
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
MPSC	Maryland Public Service Commission
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NOx	Nitric oxide and nitrogen dioxide
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
OUCC	Indiana Office of Utility Consumer Counselor
PNC	PNC Bank, N.A.
Pure Air	Pure Air on the Lake LP
Separation
The separation of NiSource's natural gas pipeline, midstream and storage business from NiSource's natural gas and electric utility business accomplished through the pro rata distribution by NiSource to holders of its outstanding common stock of all the outstanding shares of common stock of CPG. The Separation was completed on July 1, 2015.

ppb	Parts per billion
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RDAF	Revenue Decoupling Adjustment Factor
SEC	Securities and Exchange Commission
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TSA	Transition Services Agreement
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015
Net Revenues
Gas Distribution	$737.8	$1,080.7
Gas Transportation	301.7	369.2
Electric	392.2	394.7
Other	4.9	7.6
Total Gross Revenues	1,436.6	1,852.2
Cost of Sales (excluding depreciation and amortization)	496.5	848.2
Total Net Revenues	940.1	1,004.0
Operating Expenses
Operation and maintenance	354.7	409.1
Depreciation and amortization	132.8	125.0
Loss (gain) on sale of assets and impairments, net	(0.1)	0.3
Other taxes	71.3	83.3
Total Operating Expenses	558.7	617.7
Operating Income	381.4	386.3
Other Income (Deductions)
Interest expense, net	(90.5)	(92.8)
Other, net	0.7	3.5
Total Other Deductions	(89.8)	(89.3)
Income from Continuing Operations before Income Taxes	291.6	297.0
Income Taxes	111.9	104.5
Income from Continuing Operations	179.7	192.5
Income from Discontinued Operations - net of taxes	—	82.8
Net Income	179.7	275.3
Less: Net income attributable to noncontrolling interest	—	6.9
Net Income attributable to NiSource	$179.7	$268.4
Amounts attributable to NiSource:
Income from continuing operations	$179.7	$192.5
Income from discontinued operations	—	75.9
Net Income attributable to NiSource	$179.7	$268.4
Basic Earnings Per Share
Continuing operations	$0.56	$0.61
Discontinued operations	—	0.24
Basic Earnings Per Share	$0.56	$0.85
Diluted Earnings Per Share
Continuing operations	$0.56	$0.61
Discontinued operations	—	0.24
Diluted Earnings Per Share	$0.56	$0.85
Dividends Declared Per Common Share	$0.31	$0.52
Basic Average Common Shares Outstanding	320.3	316.6
Diluted Average Common Shares	322.0	317.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2016	2015
Net Income	$179.7	$275.3
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities(1)	1.7	0.9
Net unrealized gain (loss) on cash flow hedges(2)	(70.7)	0.9
Unrecognized pension and OPEB benefit(3)	0.3	0.2
Total other comprehensive income (loss)	(68.7)	2.0
Comprehensive Income	$111.0	$277.3
Less: Comprehensive income attributable to noncontrolling interest	—	6.9
Comprehensive Income attributable to NiSource	$111.0	$270.4
(1) Net unrealized gains on available-for-sale securities, net of $0.9 million and $0.5 million tax expense in the first quarter of 2016 and 2015, respectively.
(2) Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $43.6 million tax benefit and $0.4 million tax expense in the first quarter of 2016 and 2015, respectively.
(3) Unrecognized pension and OPEB benefit net of $0.1 million tax expense in the first quarter of 2016 and 2015, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2016	December 31, 2015
ASSETS
Property, Plant and Equipment
Utility plant	$19,206.9	$18,946.9
Accumulated depreciation and amortization	(6,957.3)	(6,853.4)
Net utility plant	12,249.6	12,093.5
Other property, at cost, less accumulated depreciation	17.6	18.0
Net Property, Plant and Equipment	12,267.2	12,111.5
Investments and Other Assets
Unconsolidated affiliates	6.7	6.9
Other investments	194.8	187.7
Total Investments and Other Assets	201.5	194.6
Current Assets
Cash and cash equivalents	23.7	15.5
Restricted cash	19.4	29.7
Accounts receivable (less reserve of $32.5 and $20.3, respectively)	647.9	660.0
Gas inventory	112.8	343.5
Materials and supplies, at average cost	94.8	86.8
Electric production fuel, at average cost	110.8	106.3
Exchange gas receivable	26.4	21.0
Regulatory assets	226.1	206.9
Prepayments and other	133.5	107.5
Total Current Assets	1,395.4	1,577.2
Other Assets
Regulatory assets	1,600.7	1,599.8
Goodwill	1,690.7	1,690.7
Intangible assets	250.9	253.7
Deferred charges and other	65.0	65.0
Total Other Assets	3,607.3	3,609.2
Total Assets	$17,471.4	$17,492.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2016	December 31, 2015
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 321,360,285 and 319,110,083 shares outstanding, respectively	$3.2	$3.2
Additional paid-in capital	5,102.5	5,078.0
Retained deficit	(1,042.9)	(1,123.3)
Accumulated other comprehensive loss	(103.8)	(35.1)
Treasury stock	(86.7)	(79.3)
Total Common Stockholders’ Equity	3,872.3	3,843.5
Long-term debt, excluding amounts due within one year	5,905.5	5,948.5
Total Capitalization	9,777.8	9,792.0
Current Liabilities
Current portion of long-term debt	263.8	433.7
Short-term borrowings	845.3	567.4
Accounts payable	392.7	433.4
Dividends payable	49.7	—
Customer deposits and credits	212.8	316.3
Taxes accrued	203.1	183.5
Interest accrued	72.2	129.0
Exchange gas payable	25.8	62.3
Deferred revenue	5.5	6.6
Regulatory liabilities	176.8	231.4
Accrued liability for postretirement and postemployment benefits	4.9	4.9
Legal and environmental	37.4	37.6
Accrued compensation and employee benefits	102.8	136.4
Other accruals	103.1	115.0
Total Current Liabilities	2,495.9	2,657.5
Other Liabilities and Deferred Credits
Risk management liabilities	135.4	22.6
Deferred income taxes	2,426.9	2,365.3
Deferred investment tax credits	14.4	14.8
Deferred credits	91.2	90.7
Accrued liability for postretirement and postemployment benefits	754.1	759.7
Regulatory liabilities	1,334.2	1,350.4
Asset retirement obligations	253.1	254.0
Other noncurrent liabilities	188.4	185.5
Total Other Liabilities and Deferred Credits	5,197.7	5,043.0
Commitments and Contingencies (Refer to Note 18, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$17,471.4	$17,492.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2016	2015
Operating Activities
Net Income	$179.7	$275.3
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	132.8	125.0
Deferred income taxes and investment tax credits	102.0	89.9
Stock compensation expense and 401(k) profit sharing contribution	10.9	17.3
Income from discontinued operations - net of taxes	—	(82.8)
Amortization of discount/premium on debt	1.9	2.5
AFUDC equity	(2.4)	(2.6)
Other adjustments	(0.4)	0.6
Changes in Assets and Liabilities:
Accounts receivable	11.2	(106.0)
Income tax receivable	0.9	(0.3)
Inventories	218.3	296.5
Accounts payable	(35.2)	(66.1)
Customer deposits and credits	(103.6)	(122.2)
Taxes accrued	25.6	29.2
Interest accrued	(56.8)	(59.3)
Exchange gas receivable/payable	(42.0)	(84.2)
Other accruals	(29.6)	(49.6)
Prepayments and other current assets	(26.7)	(22.3)
Regulatory assets/liabilities	(81.3)	208.6
Postretirement and postemployment benefits	(5.3)	(13.9)
Deferred credits	0.5	4.4
Deferred charges and other noncurrent assets	0.2	5.4
Other noncurrent liabilities	2.5	2.8
Net Operating Activities from Continuing Operations	303.2	448.2
Net Operating Activities from (used for) Discontinued Operations	(0.3)	156.2
Net Cash Flows from Operating Activities	302.9	604.4
Investing Activities
Capital expenditures	(301.0)	(243.5)
Cash contributions from CPG	—	500.0
Proceeds from disposition of assets	1.0	1.5
Restricted cash withdrawals	10.3	3.3
Other investing activities	(25.6)	4.8
Net Investing Activities from (used for) Continuing Operations	(315.3)	266.1
Net Investing Activities used for Discontinued Operations	—	(154.9)
Net Cash Flows from (used for) Investing Activities	(315.3)	111.2
Financing Activities
Repayments of long-term debt and capital lease obligations	(204.3)	(8.0)
Premiums and other debt related costs	(0.3)	—
Change in short-term borrowings, net	277.9	(1,262.9)
Issuance of common stock	4.3	5.9
Acquisition of treasury stock	(7.4)	(20.0)
Dividends paid - common stock	(49.6)	(82.2)
Net Financing Activities from (used for) Continuing Operations	20.6	(1,367.2)
Net Financing Activities from Discontinued Operations	—	668.4
Net Cash Flows from (used for) Financing Activities	20.6	(698.8)
Change in cash and cash equivalents from continuing operations	8.5	(652.9)
Change in cash and cash equivalents from (used for) discontinued operations	(0.3)	669.7
Change in cash included in discontinued operations	—	(6.8)
Cash and cash equivalents at beginning of period	15.5	24.9
Cash and Cash Equivalents at End of Period	$23.7	$34.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2016	$3.2	$(79.3)	$5,078.0	$(1,123.3)	$(35.1)	$3,843.5
Comprehensive Income:
Net Income	—	—	—	179.7	—	179.7
Other comprehensive loss, net of tax	—	—	—	—	(68.7)	(68.7)
Common stock dividends ($0.31 per share)	—	—	—	(99.3)	—	(99.3)
Treasury stock acquired	—	(7.4)	—	—	—	(7.4)
Issued:
Employee stock purchase plan	—	—	1.0	—	—	1.0
Long-term incentive plan	—	—	10.3	—	—	10.3
401(k) and profit sharing issuance	—	—	11.9	—	—	11.9
Dividend reinvestment plan	—	—	1.3	—	—	1.3
Balance as of March 31, 2016	$3.2	$(86.7)	$5,102.5	$(1,042.9)	$(103.8)	$3,872.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation

The accompanying Condensed Consolidated Financial Statements (unaudited) for NiSource Inc. ("NiSource" or the “Company”) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America. The accompanying financial statements contain the accounts of the Company and its majority-owned or controlled subsidiaries. The results of operations of the former Columbia Pipeline Group Operations segment have been classified as discontinued operations for all periods presented. See Note 5, "Discontinued Operations," for further information.

Unless otherwise indicated, the information in the Notes to the Condensed Consolidated Financial Statements (unaudited) relates to NiSource's continuing operations.

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.

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

2.    Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Among other provisions, the standard requires that all income tax effects of awards are recognized in the income statement when the awards vest or are settled and also allows an employer to make a policy election to account for forfeitures as they occur. NiSource is required to adopt ASU 2016-09 for periods beginning after December 15, 2016, including interim periods, with early adoption permitted if all of the amendments are adopted in the same period. Each amendment has varying transition requirements. NiSource is currently evaluating the impact the adoption of ASU 2016-09 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. ASU 2016-08 clarifies the principal versus agent guidance in ASU 2014-09, the new revenue recognition standard. The amendment clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The amendment also re-frames the indicators to focus on evidence that an entity is acting as a principal rather than an agent. ASU 2016-08 has the same effective date and transition requirements as ASU 2015-14. NiSource is currently evaluating the impact the adoption of ASU 2016-08 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The standard requires that lessees recognize the following for all leases (with the exception of short-term leases, as that term is defined in the standard) at the lease commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. NiSource is required to adopt ASU 2016-02 for periods beginning after December 15, 2018, including interim periods, and the guidance is to be applied with a modified retrospective approach, with early adoption permitted. NiSource is currently evaluating the impact the adoption of ASU 2016-02 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

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

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Denominator
Basic average common shares outstanding	320,281	316,587
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	36	335
Shares restricted under stock plans	1,703	468
Diluted Average Common Shares	322,020	317,390

4.    Gas in Storage
Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage. Gas Distribution Operations price natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year-end. NiSource had a temporary LIFO liquidation debit of $29.3 million and zero as of March 31, 2016 and December 31, 2015, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

5.    Discontinued Operations

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There were no material results from discontinued operations for the three months ended March 31, 2016. Results from discontinued operations for the three months ended March 31, 2015 are included in the table below. These results are primarily from NiSource's former Columbia Pipeline Group Operations segment.

	Three Months Ended
	March 31, 2015
(in millions)	Columbia Pipeline Group Operations		Corporate and Other	Total
Net Revenues
Transportation and storage revenues	$301.1		$—	$301.1
Other revenues	38.7		—	38.7
Total Sales Revenues	339.8		—	339.8
Less: Cost of sales (excluding depreciation and amortization)	0.1		—	0.1
Net Revenues	339.7		—	339.7
Operating Expenses
Operation and maintenance	165.0	(1)	—	165.0
Depreciation and amortization	32.5		—	32.5
Gain on sale of assets	(5.3)		—	(5.3)
Other taxes	19.2		—	19.2
Total Operating Expenses	211.4		—	211.4
Equity Earnings in Unconsolidated Affiliates	15.4		—	15.4
Operating Income from Discontinued Operations	143.7		—	143.7
Other Income (Deductions)
Interest expense, net	(18.2)		—	(18.2)
Other, net	3.6		0.1	3.7
Total Other Income (Deductions)	(14.6)		0.1	(14.5)
Income from Discontinued Operations before Income Taxes	129.1		0.1	129.2
Income Taxes	46.4		—	46.4
Income from Discontinued Operations - net of taxes	$82.7		$0.1	$82.8
(1) Includes approximately $20.2 million of transaction costs related to the Separation.

CPG’s financing requirements prior to the private placement of senior notes on May 22, 2015 were satisfied through borrowings from NiSource Finance. Interest expense from discontinued operations primarily represents net interest charged to CPG from NiSource Finance, less AFUDC.

Continuing Involvement
Natural gas transportation and storage services provided to NiSource by CPG were $43.6 million and $42.2 million for the three months ended March 31, 2016 and 2015, respectively. Prior to July 1, 2015, these costs were eliminated in consolidation. Beginning July 1, 2015, these costs and associated cash flows represent third-party transactions with CPG and are not eliminated in consolidation, as such services have continued subsequent to the Separation and are expected to continue for the foreseeable future.

As a result of the Separation, NiSource and CPG entered into Transition Services Agreements (TSAs). NiSource expects the TSAs to terminate within 24 months from the date of the Separation. The TSAs set forth the terms and conditions for NiSource and CPG to provide certain transition services to one another. Under the TSAs, NiSource will provide CPG certain information technology, financial and accounting, human resource and other specified services. For the three months ended March 31, 2016, the amounts NiSource billed CPG for these services were immaterial.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There were there were no material assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2016 and December 31, 2015.

6.    Asset Retirement Obligations

Changes in NiSource’s liability for asset retirement obligations for the three months ended March 31, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$254.0	$136.2
Accretion recorded as a regulatory asset/liability	2.2	1.9
Settlements	(0.4)	(0.7)
Change in estimated cash flows	(2.7)	—
Balance as of March 31,	$253.1	$137.4

7.    Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On August 31, 2015, NIPSCO filed TDSIC-3 which included an updated seven-year plan of approximately $800 million with the IURC. On March 30, 2016, the IURC issued an order on TDSIC-3 approving NIPSCO’s updated seven year plan in all material respects.
On March 18, 2016, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of $55.3 million annually. The case was driven by Columbia of Pennsylvania’s ongoing capital investment program which exceeded $197.0 million in 2015, and is projected to exceed $220.0 million in 2016 and $265.0 million in 2017. This case was also driven by operation and maintenance expenditures related to employee training and compliance with pipeline safety regulations. Columbia of Pennsylvania's request for rate relief included the recovery of costs that will be incurred after the implementation of new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. A decision is expected in the fourth quarter of 2016 with new rates to be implemented in December 2016.
On April 15, 2016, Columbia of Maryland filed a base rate case with the MPSC, seeking an annual revenue increase of $6.5 million. The case was driven by Columbia of Maryland’s ongoing capital investment program and by operations and maintenance expenditures related to compliance with pipeline safety regulations. A decision is expected in the fourth quarter of 2016 with new rates to be implemented in October 2016.
On April 29, 2016, Columbia of Virginia filed a request with the VSCC, seeking an annual revenue increase of $37.0 million. The case is driven by Columbia of Virginia's ongoing capital program to modernize its infrastructure and to expand and upgrade its facilities to meet customer growth, as well as expenditures related to employee training and compliance with pipeline safety regulations. A VSCC decision is expected in early 2017. Rates are scheduled to become effective, subject to refund, on October 1, 2016.
On April 27, 2016 Columbia of Kentucky filed a notice of intent with the Kentucky PSC stating its intent to file a rate case using a fully-forecasted test period. The rate case will be filed no sooner than 30 days from the date of the notice.

Cost Recovery and Trackers. Comparability of Gas Distribution Operations line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as those described below. Increases in the expenses that are the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

subject of trackers, result in a corresponding increase in net revenues and therefore have essentially no impact on total operating income results.
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
As further discussed above in this Note 7 under the heading "Significant Rate Developments," on March 30, 2016, the IURC issued an order on TDSIC-3. The order allows NIPSCO to begin earning a return on $74.1 million of net capital expenditures for the twelve months ended June 30, 2015. NIPSCO filed its latest semi-annual tracker update on February 29, 2016, and the request remains pending with the IURC.
On November 28, 2012, the PUCO approved Columbia of Ohio’s application to extend its IRP for an additional five years, allowing Columbia of Ohio to continue to invest and recover on its accelerated main replacements. Columbia of Ohio filed its application to adjust rates associated with its IRP and DSM Riders on February 26, 2016, which requested authority to increase revenues by $25.9 million. On March 24, 2016, PUCO staff filed comments recommending that the PUCO approve Columbia of Ohio’s application. On April 20, 2016, the PUCO issued an order approving Columbia of Ohio’s application with rates going into effect April 30, 2016.
On September 12, 2014, Columbia of Ohio filed an application that seeks authority to establish a regulatory asset and defer the expenditures to be incurred in implementing Columbia of Ohio’s Pipeline Safety Program. Columbia of Ohio requested authority to defer Pipeline Safety Program costs of up to $15.0 million annually. By order dated December 17, 2014, the PUCO approved Columbia of Ohio’s application, approving a deferral of up to $15.0 million annually. On March 11, 2016, Columbia of Ohio filed an application to increase the annual deferral authority from $15.0 million to $25.0 million. An order is expected before the end of 2016.
On July 7, 2014, the Governor of Massachusetts signed into law Chapter 149 of the Acts of 2014, An Act Relative to Natural Gas Leaks (“the Act”). The Act authorizes natural gas distribution companies to file gas infrastructure replacement plans with the Massachusetts DPU to address the replacement of aging natural gas pipeline infrastructure. In addition, the Act provides that the Massachusetts DPU may, after review of the plans, allow the proposed estimated costs of the plan into rates as of May 1 of the subsequent year. Pursuant to the Act, Columbia of Massachusetts filed its first GSEP plan on October 31, 2014, for the 2015 construction year (“2015 GSEP”) proposing to recover $2.6 million. After review, the Massachusetts DPU approved the Columbia of Massachusetts’s 2015 GSEP for effect May 1, 2015 and, in accordance with the Act, Columbia of Massachusetts filed the reconciliation of the 2015 GSEP on April 29, 2016. On October 30, 2015, Columbia of Massachusetts filed its GSEP for the 2016 construction year (“2016 GSEP”). Columbia of Massachusetts proposed to recover an increment of $6.4 million for the costs associated with the replacement of eligible leak-prone infrastructure during the 2016 construction year for a cumulative proposed revenue requirement recovery of $9.0 million. Columbia of Massachusetts subsequently revised the cumulative proposed revenue requirement recovery to $8.2 million. The Massachusetts DPU approved the 2016 GSEP filing on April 29, 2016. New rates went into effect May 1, 2016.
On October 30, 2009, the Massachusetts DPU approved Columbia of Massachusetts's revenue decoupling mechanism that was filed in its base rate case. This allows Columbia of Massachusetts to apply annual adjustments to its peak and off-peak rates. On March 16, 2016, Columbia of Massachusetts filed its 2016 off-peak period RDAF in the amount of $3.4 million. On April 28, 2016, the Massachusetts DPU approved the rate for effect May 1, 2016.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Columbia of Massachusetts's LDAF allows for the recovery of costs related to pension and other postretirement expense, low income programs, environmental remediation programs, Attorney General expert witness costs and energy efficiency programs. This allows Columbia of Massachusetts to file semi-annually to recover the cost in peak and off-peak rates. On January 29, 2016, Columbia of Massachusetts filed its 2016 off-peak period LDAF reflecting an annual recovery amount of approximately $42.0 million. On April 29, 2016, the Massachusetts DPU approved the rate for effect May 1, 2016.
Electric Operations Regulatory Matters
Significant Rate Developments. On December 31, 2015, NIPSCO filed a new electric TDSIC seven-year plan of eligible investments for a total of approximately $1.3 billion covering spend in years 2016 through 2022. On March 24, 2016, a stipulation and settlement agreement was filed with the IURC which, among other things, seeks approval of a seven-year plan that includes a total $1.25 billion of investments eligible for ratemaking treatment. A final order is anticipated in the third quarter of 2016. NIPSCO expects to make a TDSIC rate adjustment mechanism filing in 2016 to seek recovery and ratemaking relief of such investments.
On October 1, 2015, NIPSCO filed an electric base rate case with the IURC, seeking a revenue increase of approximately $148.0 million, including certain riders, or approximately $126.6 million, before certain riders. As part of this filing, NIPSCO is proposing to update base rates for previously incurred infrastructure improvements, revised depreciation rates and the inclusion of previously approved environmental and federally mandated compliance costs. On February 19, 2016, a stipulation and settlement agreement was filed with the IURC seeking a revenue increase of $72.5 million, before certain riders. A final order is anticipated in the third quarter of 2016.
Cost Recovery and Trackers. A significant portion of NIPSCO's revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through an FAC, a quarterly, regulatory proceeding in Indiana.
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
On April 20, 2016, the IURC issued an order on ECR-27 approving NIPSCO’s request to begin earning a return on $800.7 million of net capital expenditures for the period ended December 31, 2015.
As a result of the electric TDSIC IURC Order on Remand that became a final order as of January 16, 2016, NIPSCO was authorized to defer, as a regulatory asset, 100% of all TDSIC costs incurred since March 1, 2014 in connection with its 2014 and 2015 eligible TDSIC investments, until such deferral is recovered as part of a general rate case. Deferrals under this order were immaterial as of March 31, 2016. In the third quarter of 2016, upon receiving an order in NIPSCO's current electric base rate case which includes TDSIC costs through June 30, 2015, NIPSCO expects to defer additional TDSIC costs associated with the remaining 2014 and 2015 eligible TDSIC investments for a future electric base rate case.

8.    Risk Management Activities

NiSource recognizes that the prudent and selective use of derivatives may help to lower its cost of debt capital and manage its interest rate exposure. In 2015, NiSource Finance entered into forward-starting interest rate swap agreements with an aggregate notional value of $1.0 billion to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances which extend into 2018. These interest rate swaps are designated as cash flow hedges.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The effective portions of the gains and losses related to these swaps are recorded to AOCI and are recognized in earnings concurrent with the recognition of interest expense on the associated debt, once issued. If it became probable that a hedged forecasted transaction was no longer going to occur, the accumulated gains or losses on the derivative would be recognized currently in earnings. Earnings could also be impacted if the anticipated dates of forecasted debt issuances change from the dates originally contemplated at inception of the hedging relationships.
Realized gains and losses from NiSource’s interest rate cash flow hedges are presented in “Interest expense, net” on the Condensed Consolidated Statements of Income (unaudited). Derivative assets and liabilities on NiSource’s interest rate cash flow hedges are presented as “Risk management assets” and “Risk management liabilities,” respectively, on the Condensed Consolidated Balance Sheets (unaudited).
NiSource had $132.5 million and $17.4 million of derivative liabilities related to these cash flow hedges as of March 31, 2016 and December 31, 2015, respectively.
There was no income statement recognition of gains or losses relating to an ineffective portion of these hedges, nor were there amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships for the three months ended March 31, 2016 and 2015.
NiSource does not expect to settle any cash flow hedges in the next twelve months and no cash flow hedge contracts are set to expire in the next twelve months.
NiSource’s derivative instruments measured at fair value as of March 31, 2016 and December 31, 2015 do not contain any credit-risk-related contingent features.

9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2016 and December 31, 2015:

Recurring Fair Value Measurements March 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
Assets
Risk management assets	$0.4	$—	$0.8	$1.2
Available-for-sale securities	—	136.0	—	136.0
Total	$0.4	$136.0	$0.8	$137.2
Liabilities
Risk management liabilities(1)	$9.8	$132.5	$—	$142.3
Total	$9.8	$132.5	$—	$142.3
(1) Includes $6.9 million of current risk management liabilities which are included in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recurring Fair Value Measurements December 31, 2015 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets
Risk management assets	$0.1	$—	$—	$0.1
Available-for-sale securities	—	128.7	—	128.7
Total	$0.1	$128.7	$—	$128.8
Liabilities
Risk management liabilities(1)	$14.3	$17.4	$0.2	$31.9
Total	$14.3	$17.4	$0.2	$31.9
(1) Includes $9.3 million of current risk management liabilities which are included in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited).
Risk management assets and liabilities include interest rate swaps and an immaterial amount of NYMEX futures and NYMEX options which are commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2016 and December 31, 2015, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.

In December 2015, NiSource Finance entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments arising from $1.0 billion of forecasted issuances of long-term debt expected to take place by 2018. These swaps are designated as cash flow hedges. In-the-money contracts are presented as "Risk management assets" while out-of-the-money contracts are presented as "Risk management liabilities" in the Condensed Consolidated Balance Sheets (unaudited). Each period the swap instruments will be measured assuming a hypothetical settlement at that point in time. Upon termination of the swap instruments, NiSource will pay or receive a settlement based on the then current fair value. Credit risk is considered in the fair value calculation of each interest rate swap. As they are based on observable data and valuations of similar instruments, the interest-rate swaps are categorized in Level 2 in the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and NiSource can settle the swaps at any time. For additional information see Note 8, "Risk Management Activities."
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). NiSource values U.S. Treasury, corporate and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at March 31, 2016 and December 31, 2015 were:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

March 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury securities	$38.1	$0.8	$—	$38.9
Corporate/Other bonds	96.0	1.3	(0.2)	97.1
Total Available-for-sale securities	$134.1	$2.1	$(0.2)	$136.0
December 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury securities	$33.7	$0.1	$(0.3)	$33.5
Corporate/Other bonds	95.7	0.3	(0.8)	95.2
Total Available-for-sale securities	$129.4	$0.4	$(1.1)	$128.7
For the three months ended March 31, 2016 and 2015, there were no net realized gains or losses on the sale of available-for-sale securities.
The cost of maturities sold is based upon specific identification. At March 31, 2016, approximately $5.5 million of U.S. Treasury securities have maturities of less than a year. At March 31, 2016, approximately $10.4 million of Corporate/Other bonds have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2016.

B.    Other Fair Value Disclosures for Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, notes receivable, customer deposits and short-term borrowings is a reasonable estimate of fair value due to their liquid or short-term nature. NiSource’s long-term borrowings are recorded at historical amounts.
The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified as Level 2 within the fair value hierarchy. For the three months ended March 31, 2016 there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2016	Estimated Fair Value as of March 31, 2016	Carrying Amount as of Dec. 31, 2015	Estimated Fair Value as of Dec. 31, 2015
Long-term debt (including current portion)	$6,169.3	$6,938.4	$6,382.2	$6,975.7

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
Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 16, 2015; the current agreement expires on October 15, 2016, and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $240 million. As of March 31, 2016, $149.8 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to PNC and a commercial paper conduit sponsored by Mizuho. This agreement was last renewed on August 26, 2015; the current agreement expires on August 24, 2016, and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $200 million. As of March 31, 2016, $166.6 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The agreement with BTMU was last renewed on March 9, 2016; the current agreement expires on March 8, 2017, and can be further renewed if mutually agreed to by both parties. The maximum seasonal program limit under the terms of the agreement is $75 million. As of March 31, 2016, $68.9 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2016 and December 31, 2015 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	March 31, 2016	December 31, 2015
Gross Receivables	$474.5	$450.8
Less: Receivables not transferred	89.2	204.8
Net receivables transferred	$385.3	$246.0
Short-term debt due to asset securitization	$385.3	$246.0
For the three months ended March 31, 2016 and 2015, $139.3 million and $(9.3) million was recorded as cash flows from (used for) financing activities related to the change in short-term borrowings due to the securitization transactions, respectively. For the three months ended March 31, 2016 and 2015, fees of $1.1 million and $0.8 million associated with the securitization transactions were recorded as interest expense, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

11.    Goodwill
 The following presents NiSource’s goodwill balance allocated by segment as of March 31, 2016:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,690.7	$—	$—	$1,690.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

12.    Income Taxes

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2016 and 2015, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2016 and 2015 were 38.4% and 35.2%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 3.2% in 2016 versus 2015 is primarily due to state apportionment benefits in 2015.
There were no material changes recorded in the first quarter of 2016 to NiSource's uncertain tax positions as of December 31, 2015.

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

For the three months ended March 31, 2016, NiSource contributed $0.8 million to its pension plans and $4.9 million to its other postretirement benefit plans.

The following tables provide the components of the plans’ net periodic benefits cost for the three months ended March 31, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$7.7	$8.2	$1.2	$1.6
Interest cost	22.4	21.7	5.5	5.7
Expected return on assets	(33.2)	(39.3)	(4.3)	(4.8)
Amortization of prior service cost (credit)	(0.1)	0.2	(1.2)	(1.2)
Recognized actuarial loss	15.3	13.5	0.8	1.1
Total Net Periodic Benefit Cost	$12.1	$4.3	$2.0	$2.4

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
NiSource’s analysis includes an assessment of guarantees, operating leases, purchase agreements and other contracts, as well as its investments and joint ventures. For items that have been identified as variable interests, or where there is involvement with an

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

identified VIE, an in-depth review of the relationship between the relevant entities and NiSource is made to evaluate qualitative and quantitative factors to determine the primary beneficiary, if any, and whether additional disclosures would be required under the current standard.
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air. Payments under this agreement were $4.9 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively.

15.    Long-Term Debt

On March 31, 2016, NiSource Finance entered into a $500.0 million term loan agreement with a syndicate of banks. NiSource Finance may borrow up to $500.0 million at any time or from time to time before September 30, 2016. Until September 30, 2016, NiSource Finance will pay a fee of 17.5 basis points on any portion of the $500.0 million commitment that is not borrowed. Any portion of the $500.0 million commitment that is not borrowed at September 30, 2016 will be forfeited. The term loan matures March 29, 2019, at which point any and all outstanding borrowings under the agreement are due. Interest charged on borrowings depends on the variable rate structure elected by NiSource Finance at the time of each borrowing. The available variable rate structures from which NiSource Finance may choose are defined in the term loan agreement. As of March 31, 2016, NiSource had no outstanding borrowings under the term loan agreement.

On March 15, 2016, NiSource Finance redeemed $201.5 million of 10.75% senior unsecured notes at maturity.

16.    Short-Term Borrowings
NiSource Finance currently maintains a $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of July 1, 2020. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource Finance's $1.5 billion commercial paper program, provide for issuance of letters of credit and for general corporate purposes. At March 31, 2016 and December 31, 2015, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. At March 31, 2016 and December 31, 2015, NiSource had $460.0 million and $321.4 million, respectively, of commercial paper outstanding.
As of March 31, 2016 and December 31, 2015, NiSource had $14.7 million of stand-by letters of credit outstanding all of which were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $385.3 million and $246.0 million as of March 31, 2016 and December 31, 2015, respectively. Refer to Note 10, "Transfers of Financial Assets," for additional information.

(in millions)	March 31, 2016	December 31, 2015
Commercial Paper weighted average interest rate of 1.00% at March 31, 2016 and December 31, 2015	$460.0	$321.4
Accounts receivable securitization facility borrowings	385.3	246.0
Total Short-Term Borrowings	$845.3	$567.4

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Share-Based Compensation
The NiSource stockholders originally approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (“Omnibus Plan”) at the Annual Meeting of Stockholders held on May 11, 2010. Stockholders re-approved the Omnibus Plan as amended at the Annual Meeting of Stockholders held on May 12, 2015. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards and supersedes the long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”) and the Director Stock Incentive Plan (“Director Plan”). The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under either the 1994 Plan or the Director Plan, plus the number of shares that were awarded as a result of the Separation-related adjustments. At March 31, 2016, there were 5,102,501 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $4.2 million and $9.4 million for the three months ended March 31, 2016 and 2015, respectively, as well as related tax benefits of $1.6 million and $3.6 million, respectively.
As of March 31, 2016, the total remaining unrecognized compensation cost related to non-vested awards amounted to $22.9 million, which will be amortized over the weighted-average remaining requisite service period of 2.3 years.
Restricted Stock Units and Restricted Stock. During the three months ended March 31, 2016, NiSource granted 12,760 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $0.2 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of March 31, 2016, 1,734,966 non-vested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the three months ended March 31, 2016, NiSource granted 603,665 performance shares subject to service, performance and market conditions. The grant date fair value of the awards was $11.7 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the vesting period which is generally three years. A Monte Carlo analysis was used to value the portion of these awards dependent on market conditions. As of March 31, 2016, 603,665 non-vested (all of which are expected to vest) performance shares were granted and outstanding.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of NiSource common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of NiSource common stock to eligible employees based on earnings results; and eligible exempt employees hired after January 1, 2010 receive a non-elective company contribution of 3% of eligible pay payable in shares of NiSource common stock. For the quarters ended March 31, 2016 and 2015, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $6.6 million and $6.2 million, respectively.

18.    Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At March 31, 2016, NiSource had issued stand-by letters of credit of approximately $14.7 million for the benefit of third parties.
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
As of March 31, 2016 and December 31, 2015, NiSource had recorded an accrual of approximately $122.0 million and $123.2 million, respectively, to cover environmental remediation at various sites. The current portion of this accrual is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource accrues for costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup and the availability of cost recovery. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its accrual as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.
Climate Change. Future legislative and regulatory programs, including implementation of the EPA CPP, could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Additionally, certain rules that increase methane leak detection and permitting requirements for natural gas facilities could restrict GHG emissions or impose additional costs. The CPP and other federally enacted or proposed GHG reduction measures are subject to numerous legal challenges that could change the way the programs are implemented, and NiSource will carefully monitor all GHG reduction proposals and regulations. In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHGs to Nationally Determined Contributions (NDCs) beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a NDC of a 26-28% reduction from 2005 levels by 2025, a figure that cannot be met with the CPP alone.
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
The following NAAQS were recently added or modified:
Ozone: On October 26, 2015, the EPA issued a final rule to lower the 8-hour ozone standard from 75 ppb to 70 ppb. After the EPA proceeds with designations, areas where NiSource operates that are currently designated in attainment with the standards may be reclassified as nonattainment. NiSource will continue to monitor this matter and cannot estimate its impact at this time.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third-party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2015. The total estimated liability at NiSource

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

related to the facilities subject to remediation was $109.7 million and $110.4 million at March 31, 2016 and December 31, 2015, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect individual business segments for which NiSource has retained a liability.
Electric Operations.
Air
NIPSCO is subject to a number of air-quality mandates in the next several years. The mandates, which include the NSR Consent Decree, the Utility Mercury and Air Toxics Standards Rule (MATS) and the CPP, require or may require NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements associated with the NSR Consent Decree and MATS is estimated to be $860 million, of which approximately $27.2 million remains to be spent. The cost to comply with the CPP cannot be estimated at this time. Costs incurred for NSR Consent Decree and MATS compliance are currently being recovered through rates. NIPSCO believes that the costs associated with CPP compliance will be eligible for recovery through rates.
Utility Mercury and Air Toxics Standards Rule: On February 16, 2012, the EPA issued the MATS rule establishing new emissions limits for mercury and other air toxics. Certain affected NIPSCO units have completed projects to meet the April 2015 compliance deadline. For NIPSCO’s remaining affected units, a one-year compliance extension granted by IDEM delayed the compliance date until April 2016. On June 29, 2015, the United States Supreme Court remanded the MATS rule back to the United States Court of Appeals for the District of Columbia Circuit for further proceedings. On December 15, 2015, the United States Court of Appeals for the District of Columbia Circuit issued an order remanding the MATS rule to the EPA without vacating the rule. The MATS rule remains in effect while the EPA addresses the issues raised by the United State Supreme Court. The EPA indicates that these issues will be fully addressed in 2016. NIPSCO will continue to monitor developments in this matter. NIPSCO completed an IURC-approved plan for the installation of environmental controls needed to comply with the MATS extension.
Clean Power Plan: On October 23, 2015, the EPA issued a final rule to regulate CO2 emissions from existing fossil-fuel EGUs under section 111(d) of the CAA. The final rule establishes national CO2 emission-rate standards that are applied to each state’s mix of affected EGUs to establish state-specific emission-rate and mass-emission limits. The final rule requires each state to submit a plan indicating how the state will meet the EPA's emission-rate or mass-emission limit, including possibly imposing reduction obligations on specific units. If a state does not submit a satisfactory plan, the EPA will impose a federal plan on that state. On February 9, 2016, the U.S. Supreme Court stayed implementation of the CPP until litigation is decided on its merits. The cost to comply with this rule will depend on a number of factors, including the outcome of CPP litigation, the requirements of the state plan or final federal plan, and the level of NIPSCO's required CO2 emission reductions. It is possible that this new rule, comprehensive federal or state GHG legislation or other GHG regulation could result in additional expense or compliance costs that could materially impact NiSource's financial results. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.
Cross State Air Pollution Rule: On December 3, 2015, the EPA issued a proposed rule to address interstate air quality impacts associated with the 2008 ozone NAAQS. Under the proposed rule, NIPSCO would be required to meet a more stringent NOx emission allocation. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.
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
On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. The rule imposes new water treatment and discharge requirements on

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

NIPSCO's electric generating facilities to be applied between 2018-2023. Based upon a preliminary engineering study, capital compliance costs are currently expected to be in the $225 million to $315 million range. NIPSCO believes that the costs associated with ELG compliance will be eligible for recovery through rates.
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
The publication of the CCR rule resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Refer to Note 6, "Asset Retirement Obligations," for further information. In addition, to comply with the rule, NIPSCO will be required to incur future capital expenditures to modify its infrastructure and manage CCRs. Based upon a preliminary engineering study, capital compliance costs are currently expected to be in the $130 million to $182 million range. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. NIPSCO believes that the costs associated with CCR compliance will be eligible for recovery through rates.
D. Other Matters.
Transmission Upgrade Agreements. On February 11, 2014, NIPSCO entered into TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").
On June 10, 2014, certain upgrade sponsors for both TUAs filed a complaint at the FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. On December 8, 2014, the FERC issued an order in response to the complaint finding that it is appropriate for NIPSCO to recover, through the multiplier, substantiated costs of ownership related to the TUAs. The FERC set for hearing the issue of what constitutes the incremental costs NIPSCO will incur, but is holding that hearing in abeyance to allow for settlement. NIPSCO will continue to monitor developments in this matter and does not believe the conclusion of this matter will result in a material impact to the Condensed Consolidated Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(0.5)	$(15.5)	$(19.1)	$(35.1)
Other comprehensive income before reclassifications	1.7	(71.2)	0.1	(69.4)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.2	0.7
Net current-period other comprehensive income (loss)	1.7	(70.7)	0.3	(68.7)
Balance as of March 31, 2016	$1.2	$(86.2)	$(18.8)	$(103.8)

Three Months Ended March 31, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$0.3	$(23.6)	$(27.3)	$(50.6)
Other comprehensive income before reclassifications	1.0	—	—	1.0
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.9	0.2	1.0
Net current-period other comprehensive income	0.9	0.9	0.2	2.0
Allocation of AOCI to noncontrolling interest	—	2.0	—	2.0
Balance as of March 31, 2015	$1.2	$(20.7)	$(27.1)	$(46.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

20.    Business Segment Information
At March 31, 2016, NiSource’s operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended March 31,
(in millions)	2016	2015
Revenues
Gas Distribution Operations
Unaffiliated	$1,040.8	$1,456.2
Intersegment	3.2	0.1
Total	1,044.0	1,456.3
Electric Operations
Unaffiliated	392.1	395.5
Intersegment	0.2	0.3
Total	392.3	395.8
Corporate and Other
Unaffiliated	3.7	0.5
Intersegment	98.8	100.0
Total	102.5	100.5
Eliminations	(102.2)	(100.4)
Consolidated Gross Revenues	$1,436.6	$1,852.2
Operating Income (Loss)
Gas Distribution Operations	$314.9	$325.2
Electric Operations	70.3	70.0
Corporate and Other	(3.8)	(8.9)
Consolidated Operating Income	$381.4	$386.3

21.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$108.9	$90.5
Assets acquired under a capital lease	0.7	4.8
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized	$141.2	$167.7
Cash paid for income taxes	—	4.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

Note regarding forward-looking statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, the Separation and any and all underlying assumptions and other statements that are not historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the forward-looking statements, including projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, NiSource’s debt obligations; any changes in NiSource’s credit rating; NiSource’s ability to execute its growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential and commercial customers; economic conditions of certain industries; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairments of goodwill or definite-lived intangible assets; changes in taxation and accounting principles; potential incidents and other operating risks associated with our business; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; risks associated with construction and natural gas cost and supply; extreme weather conditions; the ability of subsidiaries to generate cash; uncertainties related to the expected benefits of the Separation and the matters referenced in the “Risk Factors” section of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, many of which are beyond the control of NiSource. In addition, the relative contributions to profitability by each segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time. NiSource expressly disclaims any duty to update, supplement or amend any of its forward-looking statements, whether as a result of new information, subsequent events or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
NiSource reported lower income from continuing operations of $179.7 million, or $0.56 per basic share for the three months ended March 31, 2016 compared to $192.5 million, or $0.61 per basic share for the same period in 2015. The lower income from continuing operations during 2016 was due primarily to lower net revenues due to warmer weather partially offset by higher net revenues from regulatory and service programs. Additionally, the lower income from continuing operations was due to increased income taxes resulting from variances in consolidated state apportionment benefits.
For the three months ended March 31, 2016, NiSource reported operating income of $381.4 million compared to $386.3 million for the same period in 2015.

These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

As part of our long-term regulated infrastructure investment program, NiSource invested $301.0 million across our gas and electric utilities during the first quarter of 2016. In total, NiSource expects to invest approximately $1.4 billion in capital expenditures during 2016.
NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2016. At March 31, 2016, NiSource had approximately $1,049.0 million of liquidity available, consisting of cash and available capacity under its revolving credit facility and accounts receivable securitization programs.
Platform for Growth
NiSource’s utilities continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states in our service area. To date, NiSource has executed against approximately $2.3 billion of an estimated $30 billion in total projected long-term regulated utility infrastructure investments. As noted above, NiSource expects to invest approximately $1.4 billion in capital expenditures during 2016 to continue to modernize and improve its system across all seven states. NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs. These strategies will help improve reliability and safety, enhance customer service and reduce emissions while generating sustainable returns.

Additionally, NiSource is pursuing regulatory and legislative initiatives that will allow residential customers not currently on NiSource's system to obtain gas service in a cost effective manner.

The discussion below summarizes significant regulatory developments that transpired during the quarter ended March 31, 2016, including periods prior to issuance of this 10-Q:

Gas Distribution Operations

•
On April 20, 2016, the PUCO approved Columbia of Ohio's annual IRP rider. The rider provides for continued support of Columbia of Ohio's well-established pipeline replacement program. This order authorizes approximately $21 million in increased annual revenue related to 2015 infrastructure investments of approximately $185 million.

•
A decision on Columbia of Massachusetts’ 2016 GSEP was issued by the Massachusetts DPU on April 29, 2016. This approval allows for recovery of investments of approximately $59 million through 2016 and an increase in annual revenues of $8.2 million, which began on May 1, 2016.

•
On March 18, 2016, Columbia of Pennsylvania filed a request with the Pennsylvania PUC to adjust its base rates in support of Columbia of Pennsylvania's continued upgrades and replacement of its infrastructure, and to recover increases in the company's safety-related operating and maintenance costs. The rate request is based on Columbia of Pennsylvania’s infrastructure investments and programs which are designed to enhance pipeline safety. If approved as filed, the case would result in a $55.3 million annual revenue increase. A PUC order is expected by the end of 2016.

•
On April 29, 2016, Columbia of Virginia filed a request with the VSCC to adjust its base rates to recover investments and other costs associated with the company’s ongoing initiatives to improve the overall safety and reliability of its distribution system and to accommodate increasing demand for service. If approved as filed, the case would result in an annual revenue increase of $37.0 million. A VSCC decision is expected by early next year.

•
On April 15, 2016, Columbia of Maryland filed a request with the MPSC to adjust its base rates to support the continued replacement of aging pipe as well as adopt pipeline safety upgrades. If approved as filed, the case would result in an annual revenue increase of approximately $6.5 million. A commission order is expected by the end of 2016.

•
NIPSCO continues to execute on its seven-year, approximately $800 million, gas system modernization program to further improve system reliability and safety. On March 30, 2016, the IURC approved the semi-annual tracker update that NIPSCO filed in August 2015, which covered $74.1 million of investments through mid-2015. NIPSCO filed its latest semi-annual tracker update on February 29, 2016, and that request remains pending with the IURC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Electric Operations

•
On March 24, 2016, NIPSCO reached a settlement agreement with the OUCC, industrial customers, the LaPorte County Board of Commissioners and the Indiana Municipal Utility Group on the company’s seven-year electric infrastructure modernization plan. The settlement includes the recovery of more than $1.2 billion of investments and remains focused on electric transmission and distribution investments designed to improve system safety and reliability. An IURC order on the settlement is anticipated in the third quarter of 2016.

•
On February 19, 2016, NIPSCO reached a collaborative agreement in its electric base rate case currently pending before the IURC. The settlement, which includes the OUCC, industrial customers, the Indiana Municipal Utility Group and the United Steelworkers, provides a platform for NIPSCO’s continued investments and service improvements for customers. The proposed settlement agreement would increase annual revenues by $72.5 million. An IURC order on the settlement is anticipated in the third quarter of 2016.

•
NIPSCO’s two major transmission projects remain on schedule with anticipated in-service dates in the second half of 2018. The 100-mile 345-kV and 65-mile 765-kV projects are designed to enhance region-wide system flexibility and reliability. Right-of-way acquisition, permitting and engineering are under way on both projects. NIPSCO expects to provide updated project cost estimates prior to the commencement of line construction later this year.

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
Results of Operations
Quarter Ended March 31, 2016
Income from Continuing Operations
Income from continuing operations was $179.7 million, or $0.56 per basic share, for the three months ended March 31, 2016, compared to $192.5 million, or $0.61 per basic share, for the first quarter of 2015. Operating income was $381.4 million, a decrease of $4.9 million from the same period in 2015. Basic average shares of common stock outstanding at March 31, 2016 were 320.3 million compared to 316.6 million at March 31, 2015.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended March 31, 2016, were $940.1 million, a $63.9 million decrease from the same period last year. This decrease in net revenues was primarily due to decreased Gas Distribution Operations' net revenues of $67.1 million partially offset by increased Electric Operations' net revenues of $3.1 million.

•
Gas Distribution Operations’ net revenues decreased primarily due to lower regulatory, depreciation and tax trackers, which are offset in expense, of $67.1 million and the effects of warmer weather of $34.7 million. These decreases in net revenues were partially offset by higher net revenues from regulatory and service programs of $34.5 million, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program.

•
Electric Operations' net revenues increased primarily due to higher regulatory and depreciation trackers, which are offset in expense, of $7.6 million, an increase in the return on the environmental capital investment recovery of $3.6 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

due to an increased plant balance eligible for recovery and higher net revenues of $3.5 million as a result of two electric transmission projects. These increases were partially offset by the effects of warmer weather of $4.7 million and lower usage of $2.1 million.
Operating Expenses
Operating expenses for the first quarter of 2016 were $558.7 million, a decrease of $59.0 million from the 2015 period. This decrease was primarily due to lower regulatory, depreciation and tax trackers, which are offset in net revenues, of $59.5 million, decreased electric generation expenses of $6.6 million and lower employee and administrative costs of $6.3 million. These decreases in operation and maintenance expense were partially offset by higher outside service costs of $15.1 million.
Other Income (Deductions)
Other Income (Deductions) reduced income by $89.8 million in the first quarter of 2016 compared to a reduction in income of $89.3 million in the prior year.
Income Taxes
Income tax expense for the quarter ended March 31, 2016 was $111.9 million compared to $104.5 million in the prior year. The effective tax rates for the quarters ended March 31, 2016 and 2015 were 38.4% and 35.2%, respectively. The 3.2% increase in the three month effective tax rate in 2016 versus 2015 is primarily due to state apportionment benefits in 2015.

Refer to Note 12, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further discussion of income taxes.

Liquidity and Capital Resources
A significant portion of NiSource’s operations are subject to seasonal fluctuations in cash flow. During the heating season, which is primarily from November through March, cash receipts from gas sales and transportation services typically exceed cash requirements. During the summer months, cash on hand, together with the seasonal increase in cash flows from the electric business during the summer cooling season and external short-term and long-term financing is used to purchase gas to place in storage for heating season deliveries and perform necessary maintenance of facilities. NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization programs, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2016.

Operating Activities
Net cash from operating activities from continuing operations for the three months ended March 31, 2016 was $303.2 million, a decrease of $145.0 million compared to the three months ended March 31, 2015. Changes in weather, gas price fluctuations and the related approved rates for recovery significantly impacted regulatory assets, regulatory liabilities and working capital when comparing the two periods. During 2016, over-collected gas costs and service revenues from 2015 were returned to customers resulting in a use of working capital. Conversely, during the comparable period in 2015, under-collected gas costs and service revenues from 2014 were received from customers creating a source of working capital.

Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $3.0 million to its pension plans and approximately $22.2 million to its other postretirement benefit plans in 2016, which could change depending on market conditions. For the three months ended March 31, 2016, NiSource has contributed $0.8 million to its pension plans and $4.9 million to its other postretirement benefit plans.

Income Taxes. As of March 31, 2016, NiSource has a recorded deferred tax asset of $395.4 million related to a Federal NOL carryforward. As a result of being in an NOL position, NiSource was not required to make any cash payments for Federal income tax purposes during the quarters ended March 31, 2016 and 2015. This NOL carryforward expires in 2030, however NiSource expects to fully utilize the carryforward benefit prior to its expiration.

Investing Activities
NiSource’s capital expenditures for the three months ended March 31, 2016 were $301.0 million compared to $243.5 million for the comparable period in 2015. The increase in capital spend was driven by favorable weather conditions in 2016 which allowed for extended periods of construction. NiSource projects 2016 capital expenditures to be approximately $1.4 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The decrease in net cash from (used for) investing activities for the three months ended March 31, 2016, when compared to the first quarter of 2015, was also attributable to $500.0 million in proceeds received from the initial public offering of CPPL during the first quarter of 2015.

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

NiSource Finance had no borrowings outstanding under its revolving credit facility at March 31, 2016 and December 31, 2015. In addition, NiSource Finance had $460.0 million of commercial paper outstanding at March 31, 2016 at a weighted average interest rate of 1.00% and $321.4 million in commercial paper outstanding at December 31, 2015, at a weighted average interest rate of 1.00%.

As of March 31, 2016 and December 31, 2015, NiSource had $385.3 million and $246.0 million, respectively, of short-term borrowings recorded on the Condensed Consolidated Balance Sheets (unaudited) relating to its accounts receivable securitization facilities. See Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

As of March 31, 2016 and December 31, 2015, NiSource had $14.7 million of stand-by letters of credit outstanding, all of which were under the revolving credit facility.

As of March 31, 2016, an aggregate of $1,049.0 million of liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

The following table displays NiSource's liquidity position as of March 31, 2016:

Three Months Ended
(in millions)	March 31, 2016
Current Liquidity
Revolving Credit Facility	$1,500.0
Accounts Receivable Program(1)	385.3
Less:
Drawn on Revolving Credit Facility	—
Commercial Paper	460.0
Accounts Receivable Program Utilized	385.3
Letters of Credit Outstanding Under Credit Facility	14.7
Add:
Cash and Cash Equivalents	23.7
Net Available Liquidity	$1,049.0
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.

Not included in liquidity discussed above is a $500.0 million delayed-draw term loan agreement executed on March 31, 2016. Refer to Note 15, "Long-Term Debt," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Debt Covenants. NiSource is subject to financial covenants under its revolving credit facility and term loan agreement, which require NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of March 31, 2016, the ratio was 64.4%.

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

Credit Ratings. The credit rating agencies periodically review the Company’s ratings, taking into account factors such as our capital structure and earnings profile. In 2015, Moody’s affirmed the NiSource senior unsecured rating of Baa2 and its commercial paper rating of P-2, with stable outlooks. Moody’s also affirmed NIPSCO’s Baa1 rating and Columbia of Massachusetts’s Baa2 rating, with stable outlooks. In 2015, Standard & Poor’s raised the senior unsecured ratings of NiSource and its subsidiaries to BBB+ and NiSource’s commercial paper rating to A-2, with stable outlooks. In 2015, Fitch affirmed the NiSource senior unsecured rating of BBB-, commercial paper rating of F3 and the existing ratings of its other rated subsidiaries. Fitch revised its outlook to positive.

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
Certain NiSource subsidiaries have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2016 the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $27.5 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Equity. NiSource has a shelf registration statement on file with the SEC that originally authorized NiSource to issue 400,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2016, 321,360,285 shares of common stock were outstanding. NiSource has no preferred stock outstanding as of March 31, 2016.

Contractual Obligations. Aside from the previously referenced term loan issuance and repayment of long-term debt, there were no material changes recorded during the three months ended March 31, 2016 to NiSource’s contractual obligations as of December 31, 2015.
Market Risk Disclosures
Risk is an inherent part of NiSource’s energy businesses. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal market risks that are involved in NiSource’s energy businesses: commodity price risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. NiSource’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These may include but are not limited to market, operational, financial, compliance and strategic risk types. In recognition of the increasingly varied and complex nature of the energy business, NiSource’s risk management process, policies and procedures continue to evolve and are subject to ongoing review and modification.

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
Commodity price risk resulting from derivative activities at NiSource’s rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the ratemaking process, including gains or losses on these derivative instruments. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk. Some of NiSource’s rate-regulated utility subsidiaries offer commodity price risk products to its customers for which derivatives are used to hedge forecasted customer usage under such products. These subsidiaries do not have regulatory recovery orders for these products and may be subject to gains and losses recognized in earnings due to hedge ineffectiveness.
NiSource subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange-traded derivative contracts. The amount of these deposits, which are reflected in NiSource’s restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
There are no material commodity risk management assets or liabilities as of March 31, 2016 and December 31, 2015.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $1.5 million for the three months ended March 31, 2016 and $4.9 million for the three months ended March 31, 2015. NiSource is also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances. NiSource may use several strategies including interest rate hedges and liability management transactions to manage this risk.

In December 2015, NiSource Finance entered into forward starting interest-rate swaps, to hedge the interest rate risk on coupon payments arising from $1.0 billion of forecasted issuances of long-term debt expected to take place by 2018. Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on NiSource's forward starting interest-rate swaps.

Credit Risk
Due to the nature of the industry, credit risk is embedded in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. In addition, Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness and credit risk mitigation efforts. Exposures to credit risks are monitored by the risk management function which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to NiSource at a future date per execution of contractual terms and conditions, or when counterparties are obligated to settle an amount owed to NiSource under a financial agreement. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash and letters of credit.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Refer to Note 9, “Fair Value,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information on NiSource’s fair value measurements.

Off Balance Sheet Arrangements

As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.

Refer to Note 18, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended March 31, 2016.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

	Three Months Ended March 31,
($ in millions)	2016	2015
Net Revenues
Sales revenues	$1,044.0	$1,456.3
Less: Cost of gas sold (excluding depreciation and amortization)	377.4	722.6
Net Revenues	666.6	733.7
Operating Expenses
Operation and maintenance	238.4	291.8
Depreciation and amortization	61.2	56.1
Other taxes	52.1	60.6
Total Operating Expenses	351.7	408.5
Operating Income	$314.9	$325.2
Revenues
Residential	$681.8	$1,014.9
Commercial	232.5	369.4
Industrial	61.5	88.0
Off-System sales	23.1	38.8
Other	45.1	(54.8)
Total	$1,044.0	$1,456.3
Sales and Transportation (MMDth)
Residential	120.8	153.1
Commercial	71.6	88.7
Industrial	140.2	146.8
Off-System sales	12.1	13.5
Other	(0.1)	—
Total	344.6	402.1
Heating Degree Days	2,612	3,404
Normal Heating Degree Days	2,924	2,892
% Colder (Warmer) than Normal	(11)%	18%
Customers
Residential	3,128,567	3,111,880
Commercial	285,214	284,081
Industrial	7,569	7,641
Other	13	15
Total	3,421,363	3,403,617

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Residential and commercial usage for the three months ended March 31, 2016 decreased from the same period last year primarily due to warmer weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, Gas Distribution Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which Gas Distribution Operations operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts received regulatory approval of a decoupling mechanism which adjusts revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland and Columbia of Virginia have received regulatory approval to implement a revenue normalization adjustment for certain customer classes, which is a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a residential weather normalization adjustment. Columbia of Kentucky has had approval for a weather normalization adjustment for many years. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.

Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of March 31, 2016, liabilities have been recorded to cover probable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.

Weather
In general, NiSource calculates the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating degree-days. NiSource's composite heating degree days reported do not directly correlate to the weather related dollar impact on the results of Gas Distribution Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite heating degree-day comparison.

Weather in the Gas Distribution Operations’ territories for the first quarter of 2016 was 11% warmer than normal and 23% warmer than the first quarter in 2015, decreasing net revenues approximately $35 million for the quarter ended March 31, 2016 compared to 2015.

Throughput
Total volumes sold and transported of 344.6 MMDth for the first quarter of 2016 decreased by 57.5 MMDth from the same period last year. This 14% decrease in volumes was primarily attributable to warmer weather and lower off-system sales opportunities.

Net Revenues
Net revenues for the first quarter of 2016 were $666.6 million, a decrease of $67.1 million from the same period in 2015. The decrease in net revenues is due primarily to lower regulatory and tax trackers, offset in expense, of $67.1 million and the effects of warmer weather of $34.7 million. These decreases in net revenues were partially offset by higher net revenues from regulatory and service programs of $34.5 million, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to Other gross revenues for the three months ended March 31, 2016 was a revenue increase of $9.1 million compared to a revenue decrease of $63.6 million for the three months ended March 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Operating Income
For the first quarter of 2016, Gas Distribution Operations reported operating income of $314.9 million, a decrease of $10.3 million from the comparable 2015 period. Operating income decreased as a result of lower net revenues, as described above, partially offset by decreased operating expenses. Operating expenses were $56.8 million lower than the comparable period reflecting lower regulatory and tax trackers which are offset in net revenues, of $67.1 million. This decrease in operating expense was partially offset by higher outside service costs of $7.0 million and increased depreciation expense of $5.1 million due to increased capital expenditures placed in service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

	Three Months Ended March 31,
($ in millions)	2016	2015
Net Revenues
Sales revenues	$392.3	$395.8
Less: Cost of sales (excluding depreciation and amortization)	119.1	125.7
Net Revenues	273.2	270.1
Operating Expenses
Operation and maintenance	119.9	120.2
Depreciation and amortization	67.0	62.2
Other taxes	16.0	17.7
Total Operating Expenses	202.9	200.1
Operating Income	$70.3	$70.0
Revenues
Residential	$102.6	$113.6
Commercial	103.5	110.5
Industrial	161.8	175.0
Wholesale	2.5	6.3
Other	21.9	(9.6)
Total	$392.3	$395.8
Sales (Gigawatt Hours)
Residential	803.6	865.8
Commercial	911.9	940.0
Industrial	2,420.7	2,425.4
Wholesale	—	116.9
Other	34.5	34.6
Total	4,170.7	4,382.7
Electric Customers
Residential	405,235	403,409
Commercial	55,170	54,695
Industrial	2,341	2,354
Wholesale	742	747
Other	—	5
Total	463,488	461,210
NiSource generates and distributes electricity, through its subsidiary NIPSCO, to approximately 463 thousand customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of March 31, 2016, liabilities have been recorded to cover probable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Transmission Upgrade Agreements
On February 11, 2014, NIPSCO entered into TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors have agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").
On June 10, 2014, certain upgrade sponsors for both TUAs filed a complaint at FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. On December 8, 2014, the FERC issued an order in response to the complaint finding that it is appropriate for NIPSCO to recover, through the multiplier, substantiated costs of ownership related to the TUAs. The FERC set for hearing the issue of what constitutes the incremental costs NIPSCO will incur, but is holding that hearing in abeyance to allow for settlement. NIPSCO will continue to monitor developments in this matter and does not believe the conclusion of this matter will result in a material impact to the Condensed Consolidated Financial Statements (unaudited).
Sales
Electric Operations sales quantities for the first quarter of 2016 were 4,170.7 gwh, a decrease of 212.0 gwh compared to the first quarter of 2015. The 5% decrease is primarily attributable to fewer opportunities for off-system sales in the first quarter of 2016.

Net Revenues
Net revenues for the first quarter of 2016 were $273.2 million, an increase of $3.1 million from the same period in 2015. The increase in net revenues is due primarily to higher regulatory and depreciation trackers, which are offset in expense, of $7.6 million, an increase in the return on the environmental capital investment recovery of $3.6 million due to an increased plant balance eligible for recovery and higher net revenues of $3.5 million as a result of two electric transmission projects. These increases were partially offset by the effects of warmer weather of $4.7 million and lower usage of $2.1 million.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to "Other" gross revenues for the three months ended March 31, 2016 was a revenue increase of $2.6 million compared to a revenue decrease of $22.7 million for the three months ended March 31, 2015.

Operating Income
For the first quarter of 2016, Electric Operations reported operating income of $70.3 million, an increase of $0.3 million from the comparable 2015 period. Operating income increased as a result of higher net revenues, as described above, partially offset by increased operating expenses of $2.8 million. The increase in operating expenses was primarily driven by higher outside service costs of $8.5 million and increased regulatory and depreciation trackers, which are offset in net revenues, of $7.6 million. These increases were partially offset by lower electric generation expenses of $6.6 million, decreased employee and administrative costs of $3.0 million and an environmental accrual in 2015 of $2.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
NiSource Inc.

For a discussion regarding quantitative and qualitative disclosures about market risk see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its chief financial officer are responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). NiSource's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including NiSource's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, NiSource's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.

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

ITEM 1A. RISK FACTORS
NiSource Inc.

NiSource’s operations and financial results are subject to various risks and uncertainties, including those disclosed in NiSource’s most recent Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)
Term Loan Agreement, dated as of March 31, 2016, by and among NiSource Finance Corp, as Borrower, NiSource Inc., as Guarantor, the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, and Mizuho Bank, Ltd., as Documentation Agent. **

(10.2)	Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan.**

(10.3)	Form of Performance Share Award Agreement under the 2010 Omnibus Incentive Plan.**

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). **

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

**	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	May 3, 2016	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)