Form 10-Q
period 2016-06-30
NISOURCE INC/DE
filed 2016-08-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 322,185,338 shares outstanding at July 25, 2016.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2016

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
CPG	Columbia Pipeline Group, Inc.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
NARC	NIPSCO Accounts Receivable Corporation
NIPSCO	Northern Indiana Public Service Company
NiSource	NiSource Inc.
NiSource Finance	NiSource Finance Corp.

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
BNS	Bank of Nova Scotia
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CPP	Clean Power Plan
DPU	Department of Public Utilities
DSM	Demand Side Management
ECR	Environmental Cost Recovery
ECRM	Environmental Cost Recovery Mechanism
ECT	Environmental Cost Tracker
EGUs	Electric Utility Generating Units
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
gwh	Gigawatt hours

DEFINED TERMS (continued)

IDEM	Indiana Department of Environmental Management
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDAF	Local Distribution Adjustment Factor
LDCs	Local distribution companies
LIFO	Last-in, first-out
MATS	Mercury and Air Toxics Standards
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
MPSC	Maryland Public Service Commission
NAAQS	National Ambient Air Quality Standards
NDC	Nationally Determined Contribution
NOL	Net operating loss
NOx	Nitric oxide and nitrogen dioxide
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNC	PNC Bank, N.A.
Pure Air	Pure Air on the Lake LP
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Net Revenues
Gas Distribution	$294.2	$305.9	$1,032.0	$1,386.6
Gas Transportation	207.8	198.6	509.5	567.8
Electric	391.5	375.6	783.7	770.3
Other	4.1	4.5	9.0	12.1
Total Gross Revenues	897.6	884.6	2,334.2	2,736.8
Cost of Sales (excluding depreciation and amortization)	234.9	250.0	731.4	1,098.2
Total Net Revenues	662.7	634.6	1,602.8	1,638.6
Operating Expenses
Operation and maintenance	337.6	356.7	692.3	765.8
Depreciation and amortization	136.9	133.5	269.7	258.5
Loss (gain) on sale of assets and impairments, net	(0.2)	(0.2)	(0.3)	0.1
Other taxes	50.2	60.2	121.5	143.5
Total Operating Expenses	524.5	550.2	1,083.2	1,167.9
Operating Income	138.2	84.4	519.6	470.7
Other Income (Deductions)
Interest expense, net	(86.0)	(98.2)	(176.5)	(191.0)
Other, net	(6.1)	2.3	(5.4)	5.8
Loss on early extinguishment of long-term debt	—	(97.2)	—	(97.2)
Total Other Deductions	(92.1)	(193.1)	(181.9)	(282.4)
Income (Loss) from Continuing Operations before Income Taxes	46.1	(108.7)	337.7	188.3
Income Taxes	17.4	(35.6)	129.3	68.9
Income (Loss) from Continuing Operations	28.7	(73.1)	208.4	119.4
Income (Loss) from Discontinued Operations - net of taxes	(0.1)	45.4	(0.1)	128.2
Net Income (Loss)	28.6	(27.7)	208.3	247.6
Less: Net income attributable to noncontrolling interest	—	8.7	—	15.6
Net Income (Loss) attributable to NiSource	$28.6	$(36.4)	$208.3	$232.0
Amounts attributable to NiSource:
Income (Loss) from continuing operations	$28.7	$(73.1)	$208.4	$119.4
Income (Loss) from discontinued operations	(0.1)	36.7	(0.1)	112.6
Net Income (Loss) attributable to NiSource	$28.6	$(36.4)	$208.3	$232.0
Basic Earnings (Loss) Per Share
Continuing operations	$0.09	$(0.23)	$0.65	$0.38
Discontinued operations	—	0.12	—	0.35
Basic Earnings (Loss) Per Share	0.09	(0.11)	0.65	0.73
Diluted Earnings (Loss) Per Share
Continuing operations	$0.09	$(0.23)	$0.65	$0.38
Discontinued operations	—	0.12	—	0.35
Diluted Earnings (Loss) Per Share	$0.09	$(0.11)	0.65	$0.73
Dividends Declared Per Common Share	$0.165	$—	$0.475	$0.520
Basic Average Common Shares Outstanding	321.7	317.5	321.0	317.0
Diluted Average Common Shares	322.9	317.5	322.5	318.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2016	2015	2016	2015
Net Income (Loss)	$28.6	$(27.7)	$208.3	$247.6
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	0.8	(1.2)	2.5	(0.3)
Net unrealized gain (loss) on cash flow hedges(2)	(53.5)	0.7	(124.2)	1.6
Unrecognized pension and OPEB benefit(3)	0.2	2.7	0.5	2.9
Total other comprehensive income (loss)	(52.5)	2.2	(121.2)	4.2
Comprehensive Income (Loss)	$(23.9)	$(25.5)	$87.1	$251.8
Less: Comprehensive income attributable to noncontrolling interest	—	8.7	—	15.6
Comprehensive Income (Loss) attributable to NiSource	$(23.9)	$(34.2)	$87.1	$236.2
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.4 million tax expense and $0.7 million tax benefit in the second quarter of 2016 and 2015, respectively, and $1.3 million tax expense and $0.2 million tax benefit for the first six months of 2016 and 2015, respectively.
(2) Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $33.0 million tax benefit and $0.5 million tax expense in the second quarter of 2016 and 2015, respectively, and $76.6 million tax benefit and $0.9 million tax expense for the first six months of 2016 and 2015, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.2 million and $2.3 million tax expense in the second quarter of 2016 and 2015, respectively, and $0.3 million and $2.2 million tax expense for the first six months of 2016 and 2015, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2016	December 31, 2015
ASSETS
Property, Plant and Equipment
Utility plant	$19,578.8	$18,946.9
Accumulated depreciation and amortization	(7,040.3)	(6,853.4)
Net utility plant	12,538.5	12,093.5
Other property, at cost, less accumulated depreciation	17.4	18.0
Net Property, Plant and Equipment	12,555.9	12,111.5
Investments and Other Assets
Unconsolidated affiliates	6.7	6.9
Other investments	190.2	187.7
Total Investments and Other Assets	196.9	194.6
Current Assets
Cash and cash equivalents	15.7	15.5
Restricted cash	12.3	29.7
Accounts receivable (less reserve of $31.4 and $20.3, respectively)	474.1	660.0
Gas inventory	199.0	343.5
Materials and supplies, at average cost	102.6	86.8
Electric production fuel, at average cost	113.1	106.3
Exchange gas receivable	16.2	21.0
Regulatory assets	236.8	206.9
Prepayments and other	89.8	107.5
Total Current Assets	1,259.6	1,577.2
Other Assets
Regulatory assets	1,601.1	1,599.8
Goodwill	1,690.7	1,690.7
Intangible assets	246.4	253.7
Deferred charges and other	66.6	65.0
Total Other Assets	3,604.8	3,609.2
Total Assets	$17,617.2	$17,492.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2016	December 31, 2015
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 322,004,415 and 319,110,083 shares outstanding, respectively	$3.2	$3.2
Treasury stock	(87.2)	(79.3)
Additional paid-in capital	5,118.3	5,078.0
Retained deficit	(1,067.4)	(1,123.3)
Accumulated other comprehensive loss	(156.3)	(35.1)
Total Common Stockholders’ Equity	3,810.6	3,843.5
Long-term debt, excluding amounts due within one year	5,857.2	5,948.5
Total Capitalization	9,667.8	9,792.0
Current Liabilities
Current portion of long-term debt	311.9	433.7
Short-term borrowings	1,100.7	567.4
Accounts payable	371.2	433.4
Dividends payable	53.0	—
Customer deposits and credits	186.7	316.3
Taxes accrued	140.9	183.5
Interest accrued	121.4	129.0
Exchange gas payable	37.7	62.3
Regulatory liabilities	142.5	231.4
Legal and environmental	37.3	37.6
Accrued compensation and employee benefits	124.7	141.3
Other accruals	68.2	121.6
Total Current Liabilities	2,696.2	2,657.5
Other Liabilities and Deferred Credits
Risk management liabilities	221.1	22.6
Deferred income taxes	2,413.3	2,365.3
Deferred investment tax credits	14.1	14.8
Deferred credits	93.6	90.7
Accrued liability for postretirement and postemployment benefits	746.1	759.7
Regulatory liabilities	1,320.6	1,350.4
Asset retirement obligations	257.4	254.0
Other noncurrent liabilities	187.0	185.5
Total Other Liabilities and Deferred Credits	5,253.2	5,043.0
Commitments and Contingencies (Refer to Note 18, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$17,617.2	$17,492.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2016	2015
Operating Activities
Net Income	$208.3	$247.6
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	—	97.2
Depreciation and amortization	269.7	258.5
Deferred income taxes and investment tax credits	124.3	50.8
Stock compensation expense and 401(k) profit sharing contribution	21.8	29.6
Income (Loss) from discontinued operations - net of taxes	0.1	(128.2)
Amortization of discount/premium on debt	3.6	4.8
AFUDC equity	(5.4)	(4.8)
Other adjustments	(1.7)	7.7
Changes in Assets and Liabilities:
Accounts receivable	185.0	371.7
Income tax receivable	0.9	(0.6)
Inventories	120.4	148.3
Accounts payable	(83.5)	(254.9)
Customer deposits and credits	(129.7)	(115.7)
Taxes accrued	(41.3)	(23.5)
Interest accrued	(7.6)	(11.6)
Exchange gas receivable/payable	(19.9)	(66.4)
Other accruals	(30.6)	(71.3)
Prepayments and other current assets	19.6	23.3
Regulatory assets/liabilities	(135.6)	281.4
Postretirement and postemployment benefits	(13.4)	(28.1)
Deferred credits	2.9	0.4
Deferred charges and other noncurrent assets	—	4.5
Other noncurrent liabilities	(0.1)	(1.4)
Net Operating Activities from Continuing Operations	487.8	819.3
Net Operating Activities from (used for) Discontinued Operations	(0.7)	296.2
Net Cash Flows from Operating Activities	487.1	1,115.5
Investing Activities
Capital expenditures	(672.5)	(554.7)
Cash contributions from CPG	—	3,798.2
Proceeds from disposition of assets	3.1	1.5
Restricted cash withdrawals (deposits)	17.4	(0.3)
Other investing activities	(63.0)	(10.2)
Net Investing Activities from (used for) Continuing Operations	(715.0)	3,234.5
Net Investing Activities used for Discontinued Operations	—	(430.0)
Net Cash Flows from (used for) Investing Activities	(715.0)	2,804.5
Financing Activities
Repayments of long-term debt and capital lease obligations	(207.7)	(1,856.3)
Premiums and other debt related costs	(0.3)	(93.5)
Change in short-term borrowings, net	533.3	(1,435.1)
Issuance of common stock	10.0	12.4
Acquisition of treasury stock	(7.9)	(20.2)
Dividends paid - common stock	(99.3)	(164.7)
Net Financing Activities from (used for) Continuing Operations	228.1	(3,557.4)
Net Financing Activities from Discontinued Operations	—	108.6
Net Cash Flows from (used for) Financing Activities	228.1	(3,448.8)
Change in cash and cash equivalents from continuing operations	0.9	496.4
Change in cash and cash equivalents used for discontinued operations	(0.7)	(25.2)
Change in cash included in discontinued operations	—	(135.1)
Cash and cash equivalents at beginning of period	15.5	24.9
Cash and Cash Equivalents at End of Period	$15.7	$361.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2016	$3.2	$(79.3)	$5,078.0	$(1,123.3)	$(35.1)	$3,843.5
Comprehensive Income:
Net Income	—	—	—	208.3	—	208.3
Other comprehensive loss, net of tax	—	—	—	—	(121.2)	(121.2)
Common stock dividends ($0.475 per share)	—	—	—	(152.4)	—	(152.4)
Treasury stock acquired	—	(7.9)	—	—	—	(7.9)
Issued:
Employee stock purchase plan	—	—	2.1	—	—	2.1
Long-term incentive plan	—	—	13.8	—	—	13.8
401(k) and profit sharing issuance	—	—	20.9	—	—	20.9
Dividend reinvestment plan	—	—	3.5	—	—	3.5
Balance as of June 30, 2016	$3.2	$(87.2)	$5,118.3	$(1,067.4)	$(156.3)	$3,810.6

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

2.    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets, replacing the current "incurred loss" model. ASU 2016-13 will require the use of an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount. NiSource is required to adopt ASU 2016-13 for periods beginning after December 15, 2019, including interim periods. Early adoption is permitted for annual periods beginning after December 15, 2018. NiSource is currently evaluating the impact the adoption of ASU 2016-13 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The pronouncement clarifies implementation guidance in ASU 2014-09 on assessing collectability, noncash consideration and the presentation of sales and other similar taxes collected from customers. ASU 2016-12 has the same effective date and transition requirements as ASU 2015-14, Revenue from Contracts with Customers (Topic 606). NiSource is currently evaluating the impact the adoption of ASU 2016-12 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Among other provisions, the standard requires that all income tax effects of awards are recognized in the income statement when the awards vest or are settled and also allows an employer to make a policy election to account for forfeitures as they occur. NiSource is required to adopt ASU 2016-09 for periods beginning after December 15, 2016, including interim periods, with early adoption permitted if all of the amendments are adopted in the same period. Each amendment has varying transition requirements. NiSource expects to adopt ASU 2016-09 in the third quarter of 2016. Upon adoption, NiSource will record, as an adjustment to beginning retained earnings, excess tax benefits generated in years prior to adoption that were previously unrecognized as a result of NiSource being in a net operating loss position. In addition, NiSource expects to record an income tax benefit related to stock-based awards distributed to employees in 2016.
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

3.    Earnings Per Share

Basic EPS is computed by dividing net income attributable to NiSource by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The numerator in calculating both basic and diluted EPS for each period is reported net income attributable to NiSource. The computation of diluted average common shares for the three months ended June 30, 2015 is not presented since NiSource had a loss from continuing operations and a net loss on the Condensed Statements of Consolidated Income (unaudited) during the period and any incremental shares would have had an antidilutive effect on EPS. The computation of diluted average common shares is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2016	2015
Denominator
Basic average common shares outstanding	321,725	321,003	317,035
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	124	80	513
Shares restricted under stock plans	1,045	1,374	483
Diluted Average Common Shares	322,894	322,457	318,031

4.    Gas in Storage
Both the LIFO inventory methodology and the weighted-average cost methodology are used by NiSource to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year end. NiSource had a temporary LIFO liquidation debit of $12.0 million and zero as of June 30, 2016 and December 31, 2015, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There were no material results from discontinued operations for the three and six months ended June 30, 2016. Results from discontinued operations for the three and six months ended June 30, 2015 are included in the table below. These results are primarily from NiSource's former Columbia Pipeline Group Operations segment.

	Three Months Ended				Six Months Ended
	June 30, 2015				June 30, 2015
(in millions)	Columbia Pipeline Group Operations		Corporate and Other	Total	Columbia Pipeline Group Operations		Corporate and Other	Total
Net Revenues
Transportation and storage revenues	$260.3		$—	$260.3	$561.4		$—	$561.4
Other revenues	55.6		—	55.6	94.3		—	94.3
Total Sales Revenues	315.9		—	315.9	655.7		—	655.7
Less: Cost of sales (excluding depreciation and amortization)	0.1		—	0.1	0.2		—	0.2
Net Revenues	315.8		—	315.8	655.5		—	655.5
Operating Expenses
Operation and maintenance	204.3	(1)	—	204.3	369.3	(1)	—	369.3
Depreciation and amortization	33.9		—	33.9	66.4		—	66.4
Gain on sale of assets	(8.3)		—	(8.3)	(13.6)		—	(13.6)
Other taxes	18.8		—	18.8	38.0		—	38.0
Total Operating Expenses	248.7		—	248.7	460.1		—	460.1
Equity Earnings in Unconsolidated Affiliates	13.7		—	13.7	29.1		—	29.1
Operating Income from Discontinued Operations	80.8		—	80.8	224.5		—	224.5
Other Income (Deductions)
Interest expense, net	(18.9)		—	(18.9)	(37.1)		—	(37.1)
Other, net	4.2		(0.7)	3.5	7.8		(0.6)	7.2
Total Other Income (Deductions)	(14.7)		(0.7)	(15.4)	(29.3)		(0.6)	(29.9)
Income (Loss) from Discontinued Operations before Income Taxes	66.1		(0.7)	65.4	195.2		(0.6)	194.6
Income Taxes	20.3		(0.3)	20.0	66.7		(0.3)	66.4
Income (Loss) from Discontinued Operations - net of taxes	$45.8		$(0.4)	$45.4	$128.5		$(0.3)	$128.2
(1) Includes approximately $28.7 million and $48.9 million of transaction costs related to the Separation for the three and six months ended June 30, 2015, respectively.

CPG’s financing requirements prior to the private placement of senior notes on May 22, 2015 were satisfied through borrowings from NiSource Finance. Interest expense from discontinued operations primarily represents net interest charged to CPG from NiSource Finance, less AFUDC. Subsequent to May 22, 2015, interest expense from discontinued operations also includes interest incurred on CPG's private placement of $2,750.0 million of senior notes.

Continuing Involvement
Natural gas transportation and storage services provided to NiSource by CPG were $32.0 million and $75.6 million for the three and six months ended June 30, 2016 and $31.6 million and $73.8 million for the three and six months ended June 30, 2015, respectively. Prior to July 1, 2015, these costs were eliminated in consolidation. Beginning July 1, 2015, these costs and associated cash flows represent third-party transactions with CPG and are not eliminated in consolidation, as such services have continued subsequent to the Separation and are expected to continue for the foreseeable future.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As a result of the Separation, NiSource and CPG entered into TSAs. NiSource expects the TSAs to terminate within 24 months from the date of the Separation. The TSAs set forth the terms and conditions for NiSource and CPG to provide certain transition services to one another. Under the TSAs, NiSource provides CPG certain information technology, financial and accounting, human resource and other specified services. For the three and six months ended June 30, 2016, the amounts NiSource billed CPG for these services were immaterial.

There were no material assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2016 and December 31, 2015.

6.    Asset Retirement Obligations

Changes in NiSource’s liability for asset retirement obligations for the six months ended June 30, 2016 and 2015 are presented in the table below:

(in millions)	2016	2015
Balance as of January 1,	$254.0	$136.2
Accretion recorded as a regulatory asset/liability	5.1	3.9
Additions	—	7.2
Settlements	(1.7)	(1.2)
Change in estimated cash flows	—	34.5
Balance as of June 30,	$257.4	$180.6

7.    Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On June 22, 2016, the IURC issued an order on TDSIC-4 approving, in all material respects, NIPSCO’s updated seven-year plan of approximately $779 million in TDSIC-eligible investments.
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
On April 15, 2016, Columbia of Maryland filed a base rate case with the MPSC, seeking an annual revenue increase of $6.5 million. The case was driven by Columbia of Maryland’s ongoing capital investment program and by operations and maintenance expenditures related to compliance with pipeline safety regulations. On July 27, 2016, the parties to the case filed a joint petition for approval of a proposed settlement that includes an annual revenue increase of $3.7 million. A decision on the proposed settlement is expected from the MPSC in the fourth quarter of 2016 with new rates to be implemented in November 2016.
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
On May 27, 2016, Columbia of Kentucky filed a request with the Kentucky PSC to adjust Columbia of Kentucky's base rates to recover investments and other costs associated with the company’s ongoing initiatives to improve the overall safety and reliability of its gas distribution system. If approved as filed, the case would increase revenues by $25.4 million annually. A commission decision is expected by the end of the year.

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

A significant portion of the distribution companies' revenue is related to the recovery of gas costs, the review and recovery of which occurs via standard regulatory proceedings. All states in NiSource's operating area require periodic review of actual gas procurement activity to determine prudence and to permit the recovery of prudently incurred costs related to the supply of gas for customers. NiSource distribution companies have historically been found prudent in the procurement of gas supplies to serve customers.
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
As further discussed above in this Note 7 under the heading "Significant Rate Developments," on June 22, 2016, the IURC issued an order on TDSIC-4. The order allows NIPSCO to collect or defer for future recovery the costs associated with $145.7 million of cumulative net capital expenditures invested through December 31, 2015.
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
On September 12, 2014, Columbia of Ohio filed an application that seeks authority to establish a regulatory asset and defer the expenditures to be incurred in implementing Columbia of Ohio’s Pipeline Safety Program. Columbia of Ohio requested authority to defer Pipeline Safety Program costs of up to $15.0 million annually. By order dated December 17, 2014, the PUCO approved Columbia of Ohio’s application, approving a deferral of up to $15.0 million annually. On March 11, 2016, Columbia of Ohio filed an application to increase the annual deferral authority from $15.0 million to $25.0 million. On June 24, 2016, Columbia of Ohio and PUCO Staff filed a stipulation that recommended approval of the application in all material respects. An order is expected before the end of 2016.
On July 7, 2014, the Governor of Massachusetts signed into law Chapter 149 of the Acts of 2014, An Act Relative to Natural Gas Leaks (“the Act”). The Act authorizes natural gas distribution companies to file gas infrastructure replacement plans with the Massachusetts DPU to address the replacement of aging natural gas pipeline infrastructure. In addition, the Act provides that the Massachusetts DPU may, after review of the plans, allow the proposed estimated costs of the plan into rates as of May 1 of the subsequent year. Pursuant to the Act, on October 30, 2015, Columbia of Massachusetts filed its GSEP for the 2016 construction year (“2016 GSEP”). Columbia of Massachusetts proposed to recover an increment of $6.4 million for the costs associated with the replacement of eligible leak-prone infrastructure during the 2016 construction year for a cumulative proposed revenue requirement recovery of $9.0 million. Columbia of Massachusetts subsequently revised the cumulative proposed revenue

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

requirement recovery to $8.2 million. The Massachusetts DPU approved the 2016 GSEP filing on April 29, 2016, with new rates effective May 1, 2016.
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
Electric Operations Regulatory Matters
Significant Rate Developments. On December 31, 2015, NIPSCO filed a new electric TDSIC seven-year plan of eligible investments for a total of approximately $1.3 billion covering spend in years 2016 through 2022. On March 24, 2016, a stipulation and settlement agreement was filed with the IURC which, among other things, seeks approval of a seven-year plan that includes a total $1.25 billion of investments eligible for ratemaking treatment. On July 12, 2016, the IURC issued an order approving the settlement agreement.
On October 1, 2015, NIPSCO filed an electric base rate case with the IURC, seeking a revenue increase of $126.6 million, before certain riders. As part of this filing, NIPSCO proposed to update base rates for previously incurred infrastructure improvements, revised depreciation rates and the inclusion of previously approved environmental and federally mandated compliance costs. On February 19, 2016, a stipulation and settlement agreement was filed with the IURC seeking a revenue increase of $72.5 million, before certain riders. On July 18, 2016, the IURC issued an order approving the settlement agreement as filed with new rates effective October 1, 2016.
NIPSCO has been participating as one of the MISO Transmission Owners in defending two separate complaints filed at the FERC which challenge the MISO prescribed 12.38% base ROE for electric transmission investments subject to federal jurisdiction rate regulation. On June 30, 2016, the FERC Administrative Law Judge issued an initial decision in the second complaint which authorized the MISO Transmission Owners to collect a base ROE of 9.7% for the period of February 12, 2015 through May 11, 2016. This initial decision is subject to approval by the full Commission and is not a final order. The full Commission has not yet ruled on the initial decision from the first complaint which was issued by the FERC Administrative Law Judge on December 22, 2015, and authorized a base ROE of 10.32% for the period of November 12, 2013 through February 11, 2015. NIPSCO has an estimated liability of $4.4 million at June 30, 2016 related to this matter.
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
NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, NIPSCO is permitted to recover (1) AFUDC and a return on the capital investment expended by NIPSCO to implement environmental compliance plan projects and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational.
On April 20, 2016, the IURC issued an order on ECR-27 approving NIPSCO’s request to begin earning a return on $800.7 million of cumulative net capital expenditures invested through December 31, 2015.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Consistent with the terms of the aforementioned electric TDSIC settlement agreement, NIPSCO made a TDSIC rate adjustment mechanism filing on June 30, 2016 seeking recovery and ratemaking relief associated with $45.5 million of cumulative net capital expenditures invested through April 30, 2016. New rates are expected to go into effect February 1, 2017.
NIPSCO received a final order from the IURC related to its original TDSIC plan as of January 16, 2016. That order authorized NIPSCO to defer, as a regulatory asset, 100% of all TDSIC costs incurred from March 1, 2014 through December 31, 2015 until such deferral is recovered as part of its next general rate case. Deferrals under this order were immaterial as of June 30, 2016. As discussed above, the electric general rate case was approved on July 18, 2016, which allows for recovery in base rates 100% of these previously incurred TDSIC costs allowing NIPSCO to record a regulatory asset of approximately $6.8 million in the third quarter of 2016.
8.    Risk Management Activities

NiSource recognizes that the prudent and selective use of derivatives may help to lower its cost of debt capital and manage its interest rate exposure.

In June 2016, NiSource Finance entered into additional forward-starting interest rate swap agreements with an aggregate notional value of $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by the end of 2018. As of June 30, 2016, NiSource Finance has forward-starting interest rate swaps with an aggregate notional value totaling $1.5 billion. These interest rate swaps are designated as cash flow hedges.
The effective portions of the gains and losses related to these swaps are recorded to AOCI and are recognized in earnings concurrent with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in earnings. Earnings may also be impacted if the anticipated dates of forecasted debt issuances differ from the dates originally contemplated at hedge inception.
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
NiSource had $219.6 million and $17.4 million of derivative liabilities related to these cash flow hedges as of June 30, 2016 and December 31, 2015, respectively.
There was no material income statement recognition of gains or losses relating to an ineffective portion of NiSource's hedges, nor were there amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships for the three and six months ended June 30, 2016 and 2015.
NiSource does not expect to settle any cash flow hedges in the next twelve months and no cash flow hedge contracts are set to expire in the next twelve months.
NiSource’s derivative instruments measured at fair value as of June 30, 2016 and December 31, 2015 do not contain any credit-risk-related contingent features.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2016 and December 31, 2015:

Recurring Fair Value Measurements June 30, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
Assets
Risk management assets	$3.9	$—	$0.1	$4.0
Available-for-sale securities	—	129.4	—	129.4
Total	$3.9	$129.4	$0.1	$133.4
Liabilities
Risk management liabilities(1)	$2.5	$219.6	$—	$222.1
Total	$2.5	$219.6	$—	$222.1
(1) Includes $1.0 million of current risk management liabilities which are included in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited).

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
Risk management assets and liabilities include interest rate swaps and an immaterial amount of NYMEX futures and NYMEX options which are commodity exchange-traded and non-exchange-based derivative contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2016 and December 31, 2015, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Over the past twelve months, NiSource Finance has entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These swaps are designated as cash flow hedges. In-the-money contracts are presented as "Risk management assets" while out-of-the-money contracts are presented as "Risk management liabilities" in the Condensed Consolidated Balance Sheets (unaudited). Each period the swap instruments will be measured assuming a hypothetical settlement at that point in time. Upon termination of the swap instruments, NiSource will pay or receive a settlement based on the then current fair value. Credit risk is considered in the fair value calculation of each interest rate swap. As they are based on observable data and valuations of similar instruments, the interest rate swaps are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and NiSource can settle the swaps at any time. For additional information see Note 8, "Risk Management Activities."
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). NiSource values U.S. Treasury, corporate and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at June 30, 2016 and December 31, 2015 were:

June 30, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury securities	$37.1	$1.2	$—	$38.3
Corporate/Other bonds	89.3	1.9	(0.1)	91.1
Total Available-for-sale securities	$126.4	$3.1	$(0.1)	$129.4
December 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury securities	$33.7	$0.1	$(0.3)	$33.5
Corporate/Other bonds	95.7	0.3	(0.8)	95.2
Total Available-for-sale securities	$129.4	$0.4	$(1.1)	$128.7
For the three months ended June 30, 2016 and 2015, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.1 million, respectively. For the three months ended June 30, 2016 and 2015, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.1 million for each period.
For the six months ended June 30, 2016 and 2015, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.1 million, respectively. For the six months ended June 30, 2016 and 2015, the net realized gain on the sale of available-for-sale Corporate/Other bond debt securities was $0.1 million for each period.
The cost of maturities sold is based upon specific identification. At June 30, 2016, approximately $5.0 million of U.S. Treasury securities and approximately $10.2 million of Corporate/Other bonds have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2016 and 2015.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the six months ended June 30, 2016.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the six months ended June 30, 2016 there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2016	Estimated Fair Value as of June 30, 2016	Carrying Amount as of Dec. 31, 2015	Estimated Fair Value as of Dec. 31, 2015
Long-term debt (including current portion)	$6,169.1	$7,185.8	$6,382.2	$6,975.7

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
Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to commercial paper conduits sponsored by BTMU and BNS. This agreement was last renewed on October 16, 2015; the current agreement expires on October 15, 2016, and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $240 million. As of June 30, 2016, $108.3 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with its own separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to PNC and a commercial paper conduit sponsored by Mizuho. This agreement was last renewed on August 26, 2015; the current agreement expires on August 24, 2016, and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $200 million. As of June 30, 2016, $89.9 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with its own separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The agreement with BTMU was last renewed on March 9, 2016; the current agreement expires on March 8, 2017, and can be further renewed if mutually agreed to by both parties. The maximum seasonal program limit under the terms of the agreement is $75 million. As of June 30, 2016, $21.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with its own separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2016 and December 31, 2015 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	June 30, 2016	December 31, 2015
Gross Receivables	$369.7	$450.8
Less: Receivables not transferred	150.5	204.8
Net receivables transferred	$219.2	$246.0
Short-term debt due to asset securitization	$219.2	$246.0
Cash flows used for financing activities related to the change in short-term borrowings due to the securitization transactions were $26.8 million and $142.5 million for the six months ended June 30, 2016 and 2015, respectively. Fees associated with securitization transactions were recorded as interest expense of $0.1 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

11.    Goodwill
 The following presents NiSource’s goodwill balance allocated by segment as of June 30, 2016:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,690.7	$—	$—	$1,690.7

NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2016 goodwill test. The test indicated that the fair value of each of the reporting units that are allocated goodwill exceeded their carrying values, indicating that no impairment was necessary.

12.    Income Taxes

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2016 and 2015, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2016 and 2015 were 37.7% and 32.8%, respectively. The effective tax rates for the six months ended June 30, 2016 and 2015 were 38.3% and 36.6%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility rate-making, and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 4.9% in 2016 versus the same period in 2015 is primarily due to a tax benefit recorded in the second quarter of 2015 for the true up of estimates identified during the book-to-return process for the 2014 tax return.
The increase in the year-to-date effective tax rate of 1.7% in 2016 versus the same period in 2015 is primarily due to state apportionment benefits recorded in 2015.
There were no material changes recorded in 2016 to NiSource's uncertain tax positions as of December 31, 2015.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

For the six months ended June 30, 2016, NiSource contributed $1.8 million to its pension plans and $9.9 million to its other postretirement benefit plans.

The following tables provide the components of the plans’ net periodic benefits cost for the three and six months ended June 30, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$7.7	$8.2	$1.2	$1.6
Interest cost	22.4	21.7	5.5	5.7
Expected return on assets	(33.2)	(39.3)	(4.3)	(4.8)
Amortization of prior service cost (credit)	(0.1)	0.2	(1.2)	(1.2)
Recognized actuarial loss	15.3	13.5	0.8	1.1
Total Net Periodic Benefit Cost	$12.1	$4.3	$2.0	$2.4

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$15.4	$16.4	$2.4	$3.2
Interest cost	44.8	43.4	11.0	11.4
Expected return on assets	(66.4)	(78.6)	(8.6)	(9.6)
Amortization of prior service cost (credit)	(0.2)	0.4	(2.4)	(2.4)
Recognized actuarial loss	30.6	27.0	1.6	2.2
Total Net Periodic Benefit Cost	$24.2	$8.6	$4.0	$4.8

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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air. Payments under this agreement were $9.5 million and $10.7 million for the six months ended June 30, 2016 and 2015, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

15.    Long-Term Debt

In June 2016, NiSource Finance entered into forward-starting interest rate swaps with an aggregate notional amount of $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the period from the effective date of the swaps to the anticipated date of forecasted debt issuances, expected to take place by the end of 2018. The forward-starting interest rate swaps were designated as cash flow hedges at the time the agreements were executed, whereby any gain or loss recognized from the effective date of the swaps to the date the associated debt is issued for the effective portion of the hedge is recorded net of tax in AOCI and amortized as a component of interest expense over the life of the designated debt. If some portion of the hedges becomes ineffective, the associated gain or loss will be recognized in earnings. As of June 30, 2016, no ineffectiveness has been recorded.

On March 31, 2016, NiSource Finance entered into a $500.0 million term loan agreement with a syndicate of banks. NiSource Finance may borrow up to $500.0 million at any time or from time to time before September 30, 2016. Until September 30, 2016, NiSource Finance will pay a fee of 17.5 basis points on any portion of the $500.0 million commitment that is not borrowed. Any portion of the $500.0 million commitment that is not borrowed at September 30, 2016 will be forfeited. The term loan matures March 29, 2019, at which point any and all outstanding borrowings under the agreement are due. Interest charged on borrowings depends on the variable rate structure elected by NiSource Finance at the time of each borrowing. The available variable rate structures from which NiSource Finance may choose are defined in the term loan agreement. As of June 30, 2016, NiSource had no outstanding borrowings under the term loan agreement.

On March 15, 2016, NiSource Finance redeemed $201.5 million of 10.75% senior unsecured notes at maturity.

16.    Short-Term Borrowings
NiSource Finance currently maintains a $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of July 1, 2020. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource Finance's $1.5 billion commercial paper program, provide for issuance of letters of credit and for general corporate purposes. At June 30, 2016 and December 31, 2015, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. As of June 30, 2016 and December 31, 2015, NiSource had $881.5 million and $321.4 million, respectively, of commercial paper outstanding.
As of June 30, 2016 and December 31, 2015, NiSource had $14.7 million of stand-by letters of credit outstanding, all of which were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $219.2 million and $246.0 million as of June 30, 2016 and December 31, 2015, respectively. Refer to Note 10, "Transfers of Financial Assets," for additional information.

(in millions)	June 30, 2016	December 31, 2015
Commercial Paper weighted-average interest rate of 1.09% and 1.00% at June 30, 2016 and December 31, 2015, respectively	$881.5	$321.4
Accounts receivable securitization facility borrowings	219.2	246.0
Total Short-Term Borrowings	$1,100.7	$567.4

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

17.    Share-Based Compensation
The NiSource stockholders originally approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (“Omnibus Plan”) at the Annual Meeting of Stockholders held on May 11, 2010. Stockholders re-approved the Omnibus Plan as amended at the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Annual Meeting of Stockholders held on May 12, 2015. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards and supersedes the long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”) and the Director Stock Incentive Plan (“Director Plan”). The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under either the 1994 Plan or the Director Plan, plus the number of shares that were awarded as a result of the Separation-related adjustments. At June 30, 2016, there were 4,993,109 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $3.3 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, as well as related tax benefits of $1.3 million and $0.6 million, respectively. For the six months ended June 30, 2016 and 2015, stock-based employee compensation expense of $7.6 million and $10.9 million was recognized, respectively, as well as related tax benefits of $2.9 million and $4.1 million, respectively.
As of June 30, 2016, the total remaining unrecognized compensation cost related to non-vested awards amounted to $20.4 million, which will be amortized over the weighted-average remaining requisite service period of 2.0 years.
Restricted Stock Units and Restricted Stock. During the six months ended June 30, 2016, NiSource granted 62,031 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $1.3 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed, net of forfeitures, over the vesting period which is generally three years. As of June 30, 2016, 1,670,941 non-vested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the six months ended June 30, 2016, NiSource granted 647,305 performance shares subject to service, performance and market conditions. The grant date fair value of the awards was $12.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed, net of forfeitures, over the vesting period which is generally three years. A Monte Carlo analysis was used to value the portion of these awards dependent on market conditions. As of June 30, 2016, 647,305 non-vested (all of which are expected to vest) performance shares were granted and outstanding.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of NiSource common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of NiSource common stock to eligible employees based on earnings results; and eligible employees hired after January 1, 2010 receive a non-elective company contribution of 3% of eligible pay payable in shares of NiSource common stock. For the quarters ended June 30, 2016 and 2015, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $7.6 million and $8.0 million, respectively. For each of the six months ended June 30, 2016 and 2015, NiSource recognized 401(k) match, profit sharing and non-elective contribution expenses of $14.2 million.

18.    Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At June 30, 2016, NiSource had issued stand-by letters of credit of approximately $14.7 million for the benefit of third parties.
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
As of June 30, 2016 and December 31, 2015, NiSource had recorded a liability of approximately $120.9 million and $123.2 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource recognizes costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup and the availability of cost recovery. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its liability as information is collected and estimates become more refined.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.
Climate Change. Future legislative and regulatory programs, including implementation of the EPA CPP, could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Additionally, certain rules that increase methane leak detection and permitting requirements for natural gas facilities could restrict GHG emissions or impose additional costs. The CPP and other federally enacted or proposed GHG reduction measures are subject to numerous legal challenges that could change the way the programs are implemented, and NiSource will carefully monitor all GHG reduction proposals and regulations. In addition to the federal programs, the United States and 194 other countries agreed by consensus to limit GHGs to NDCs beginning after 2020 in the 2015 United Nations Framework Convention on Climate Change Paris Agreement. The United States has proposed a NDC of a 26-28% reduction from 2005 levels by 2025, a figure that cannot be met with the CPP alone.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third-party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2016. The total estimated liability at NiSource related to the facilities subject to remediation was $109.2 million and $110.4 million at June 30, 2016 and December 31, 2015,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect individual business segments for which NiSource has retained a liability.
Electric Operations.
Air
NIPSCO is subject to a number of air-quality mandates. The mandates, which include the NSR Consent Decree, the Utility MATS and the CPP, have required and may require NIPSCO to make capital improvements to its electric generating stations. The cost of capital improvements associated with the NSR Consent Decree and MATS is estimated to be $860 million, of which approximately $26.8 million remains to be spent. The cost to comply with the CPP cannot be estimated at this time. Costs incurred for NSR Consent Decree and MATS compliance are currently being recovered through rates. NIPSCO believes that the costs associated with CPP compliance will be eligible for recovery through rates.
Utility Mercury and Air Toxics Standards Rule: On February 16, 2012, the EPA issued the MATS rule establishing new emissions limits for mercury and other air toxics. Certain affected NIPSCO units have completed projects to meet the April 2015 compliance deadline. For NIPSCO’s remaining affected units, a one-year compliance extension granted by IDEM delayed the compliance date until April 2016. On June 29, 2015, the United States Supreme Court remanded the MATS rule back to the United States Court of Appeals for the District of Columbia Circuit for further proceedings. The case is now pending in the United States Court of Appeals for the District of Columbia Circuit. NIPSCO cannot predict the outcome of this proceeding. NIPSCO completed an IURC-approved plan for the installation of environmental controls needed to comply with the MATS extension.
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
On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. The rule imposes new water treatment and discharge requirements on NIPSCO's electric generating facilities to be applied between 2018-2023. Based upon a preliminary engineering study, capital compliance costs are currently expected to cost between $225 million and $315 million. NIPSCO believes that the costs associated with ELG compliance will be eligible for recovery through rates.

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
The publication of the CCR rule resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Refer to Note 6, "Asset Retirement Obligations," for further information. In addition, to comply with the rule, NIPSCO will be required to incur future capital expenditures to modify its infrastructure and manage CCRs. Based upon a preliminary engineering study, capital compliance costs are currently expected to cost between $130 million and $182 million. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. NIPSCO believes that the costs associated with CCR compliance will be eligible for recovery through rates.
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

At the time the TUAs were executed, it was assumed the proceeds received from the upgrade sponsors would be taxable to NIPSCO. Accordingly, the multiplier included a provision for such taxes. On June 10, 2016, the US Treasury Department issued a notice regarding transfers of property to regulated utilities by electric generators, stating that transfers within the scope of the notice will not be treated as taxable. In response to this notice, NIPSCO recorded a liability of $8.6 million to reflect the estimated amount owed to the upgrade sponsors for the portion of the multiplier previously collected for taxes. This activity is recorded within "Other, net" in the Condensed Statements of Consolidated Income (unaudited).
Pipeline Safety. On March 17, 2016, PHMSA issued a proposed rule that would, if adopted, add new assessment and data requirements to existing transmission facilities that would necessitate expanded investigation and repair/replace activity on these facilities over the next 15 years. The comment period for the proposed rule closed on July 7, 2016. If adopted as proposed, this rule may require NiSource to incur significant incremental capital and operation and maintenance expenditures to achieve compliance. NiSource will continue to monitor this matter, and cannot reasonably estimate its impact at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2016	$1.2	$(86.2)	$(18.8)	$(103.8)
Other comprehensive income (loss) before reclassifications	0.9	(53.9)	(0.1)	(53.1)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.4	0.3	0.6
Net current-period other comprehensive income (loss)	0.8	(53.5)	0.2	(52.5)
Balance as of June 30, 2016	$2.0	$(139.7)	$(18.6)	$(156.3)

Six Months Ended June 30, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(0.5)	$(15.5)	$(19.1)	$(35.1)
Other comprehensive income (loss) before reclassifications	2.6	(125.1)	—	(122.5)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.9	0.5	1.3
Net current-period other comprehensive income (loss)	2.5	(124.2)	0.5	(121.2)
Balance as of June 30, 2016	$2.0	$(139.7)	$(18.6)	$(156.3)

Three Months Ended June 30, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2015	$1.2	$(20.7)	$(27.1)	$(46.6)
Other comprehensive income (loss) before reclassifications	(1.2)	—	2.5	1.3
Amounts reclassified from accumulated other comprehensive loss	—	0.7	0.2	0.9
Net current-period other comprehensive income (loss)	(1.2)	0.7	2.7	2.2
Balance as of June 30, 2015	$—	$(20.0)	$(24.4)	$(44.4)

Six Months Ended June 30, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$0.3	$(23.6)	$(27.3)	$(50.6)
Other comprehensive income (loss) before reclassifications	(0.2)	—	2.5	2.3
Amounts reclassified from accumulated other comprehensive loss	(0.1)	1.6	0.4	1.9
Net current-period other comprehensive income (loss)	(0.3)	1.6	2.9	4.2
Allocation of AOCI to noncontrolling interest	—	2.0	—	2.0
Balance as of June 30, 2015	$—	$(20.0)	$(24.4)	$(44.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

20.    Business Segment Information
At June 30, 2016, NiSource’s operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revenues
Gas Distribution Operations
Unaffiliated	$502.4	$508.5	$1,543.2	$1,964.7
Intersegment	3.3	0.2	6.5	0.3
Total	505.7	508.7	1,549.7	1,965.0
Electric Operations
Unaffiliated	391.7	375.6	783.8	771.1
Intersegment	—	0.1	0.2	0.4
Total	391.7	375.7	784.0	771.5
Corporate and Other
Unaffiliated	3.5	0.5	7.2	1.0
Intersegment	98.8	94.0	197.6	194.0
Total	102.3	94.5	204.8	195.0
Eliminations	(102.1)	(94.3)	(204.3)	(194.7)
Consolidated Gross Revenues	$897.6	$884.6	$2,334.2	$2,736.8
Operating Income (Loss)
Gas Distribution Operations	$73.5	$49.7	$388.4	$374.9
Electric Operations	68.4	45.7	138.7	115.7
Corporate and Other	(3.7)	(11.0)	(7.5)	(19.9)
Consolidated Operating Income	$138.2	$84.4	$519.6	$470.7

21.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$139.8	$121.6
Assets acquired under a capital lease	2.5	5.5
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized	$172.5	$225.2
Cash paid for income taxes	5.7	12.7

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
NiSource reported income from continuing operations of $28.7 million, or $0.09 per basic share for the three months ended June 30, 2016, compared to a loss of $73.1 million, or $0.23 per basic share for the same period in 2015. For the six months ended June 30, 2016, NiSource reported income from continuing operations of $208.4 million, or $0.65 per basic share compared to $119.4 million, or $0.38 per basic share for the same period in 2015.

Impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
As part of our long-term regulated infrastructure investment program, NiSource invested $672.5 million across its gas and electric utilities during the first six months of 2016. In total, NiSource expects to invest approximately $1.5 billion in capital expenditures during 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2016. At June 30, 2016, NiSource had approximately $619.5 million of net liquidity available, consisting of cash and available capacity under its revolving credit facility and accounts receivable securitization programs.
Platform for Growth
NiSource’s utilities continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states in our service area. To date, NiSource has executed against approximately $2.7 billion of an estimated $30 billion in total projected long-term regulated utility infrastructure investments. As noted above, NiSource expects to invest approximately $1.5 billion in capital expenditures during 2016 to continue to modernize and improve its system across all seven states. NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs. These strategies will help improve reliability and safety, enhance customer service and reduce emissions while generating sustainable returns.

Additionally, NiSource is pursuing regulatory and legislative initiatives that will allow residential customers not currently on NiSource's system to obtain gas service in a cost effective manner.

The discussion below summarizes significant regulatory developments that transpired during the quarter ended June 30, 2016 including periods prior to issuance of this 10-Q:

Gas Distribution Operations

•
On May 27, 2016, Columbia of Kentucky filed a request with the Kentucky PSC to adjust Columbia of Kentucky's base rates to recover investments and other costs associated with the company’s ongoing initiatives to improve the overall safety and reliability of its gas distribution system. If approved as filed, the case would increase revenues by $25.4 million annually. A commission decision is expected by the end of the year.

•
Columbia of Pennsylvania’s base rate case, filed on March 18, 2016, is progressing on schedule and remains pending before the Pennsylvania PUC. The case seeks to adjust Columbia of Pennsylvania’s base rates in support of the company’s continued upgrades and replacement of its infrastructure, and to recover increases in the company’s safety-related operating and maintenance costs. If approved as filed, the case would result in a $55.3 million annual revenue increase. A PUC order is expected by the end of 2016.

•
Columbia of Virginia’s base rate case remains pending before the VSCC. The request, filed April 29, 2016, seeks to adjust Columbia of Virginia’s base rates to recover investments and other costs associated with the company’s ongoing initiatives to improve the overall safety and reliability of its distribution system and to enable increasing demand for service. If approved as filed, the case would result in an annual revenue increase of $37.0 million. A VSCC decision is expected by early next year. Rates are scheduled to become effective, subject to refund, on October 1, 2016.

•
On July 27, 2016, Columbia of Maryland filed a settlement agreement in its base rate case with the staff of the MPSC and the Maryland Office of People’s Counsel which includes an annual revenue increase of $3.7 million and provisions to encourage customer growth. The case, filed in April 2016, seeks to adjust Columbia of Maryland's base rates to support the continued replacement of priority pipe and the adoption of increased pipeline safety upgrades. An MPSC order, with new rates in effect, is expected in November 2016.

•
NIPSCO continues to execute on its seven-year, $779 million gas infrastructure modernization program to further improve system reliability and safety. Supporting this investment, on June 22, 2016, the IURC approved the NIPSCO semi-annual tracker update, which allows NIPSCO to collect or defer for future recovery the costs associated with $145.7 million of cumulative net capital expenditures invested through December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Electric Operations

•
On July 18, 2016, NIPSCO received IURC approval of a collaborative agreement it reached with key stakeholders in its electric base rate case. The approved settlement agreement increases NIPSCO’s annual revenues by $72.5 million, with new rates effective October 1, 2016. The settlement provides a platform for NIPSCO’s continued investments and service improvements for customers.

•
On July 12, 2016, the IURC approved NIPSCO’s settlement in the company’s seven-year electric infrastructure modernization program. The settlement includes the recovery of more than $1.25 billion of investments and remains focused on electric transmission and distribution infrastructure upgrades and replacements designed to improve system safety and reliability.

•
NIPSCO’s two major transmission projects remain on schedule with anticipated in-service dates in the second half of 2018. The 100-mile 345-kV and 65-mile 765-kV projects are designed to enhance region-wide system flexibility and reliability. Right-of-way acquisition, permitting and engineering are under way on both projects. These projects involve a total investment of approximately $525 million to $600 million for NIPSCO.

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
Results of Operations
Quarter Ended June 30, 2016
Income from Continuing Operations
Income from continuing operations was $28.7 million, or $0.09 per basic share, for the three months ended June 30, 2016, compared to a loss of $73.1 million, or $0.23 per basic share, for the second quarter of 2015. Operating income was $138.2 million, an increase of $53.8 million from the same period in 2015. Basic average shares of common stock outstanding at June 30, 2016 were 321.7 million compared to 317.5 million at June 30, 2015.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended June 30, 2016, were $662.7 million, a $28.1 million increase from the same period last year. This increase in net revenues was primarily due to the following:

•
Gas Distribution Operations’ net revenues for the second quarter of 2016 increased $14.3 million from the same period in 2015. Of this increase, $19.3 million is attributable to continued regulatory and service investments, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, net revenues increased by $6.1 million due to the effects of colder weather. These increases were partially offset by lower regulatory and tax trackers, offset in expense, of $6.1 million and lower residential, industrial and commercial usage of $5.1 million.

•
Electric Operations' net revenues for the second quarter of 2016 increased $13.7 million from the same period in 2015. Of this increase, $8.2 million is attributable to continued regulatory and service investments resulting from increased capital spend on electric transmission projects and environmental investments. Additionally, net revenues were higher due to increased regulatory and depreciation trackers, which are offset in expense, of $4.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Operating Expenses
Operating expenses for the second quarter of 2016 were $524.5 million, a decrease of $25.7 million from the 2015 period. This decrease was primarily due to lower environmental expenses of $10.1 million, decreased other taxes of $8.9 million and lower employee and administrative expenses of $4.9 million.
Other Income (Deductions)
Other Income (Deductions) reduced income by $92.1 million in the second quarter of 2016 compared to a reduction in income of $193.1 million in the prior year. The change in Other Income (Deductions) is due primarily to a loss on early extinguishment of long-term debt of $97.2 million in the second quarter of 2015 and decreased interest expense resulting from maturities of long-term debt. These changes were partially offset by a current period expense resulting from a recent tax notice impacting NIPSCO's TUAs.
Income Taxes
Refer to Note 12, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes.
Results of Operations
Six Months Ended June 30, 2016
Income from Continuing Operations
Income from continuing operations was $208.4 million, or $0.65 per basic share, for the six months ended June 30, 2016, compared to $119.4 million, or $0.38 per basic share, for the six months ended June 30, 2015. Operating income was $519.6 million, an increase of $48.9 million from the same period in 2015. Basic average shares of common stock outstanding at June 30, 2016 were 321.0 million compared to 317.0 million at June 30, 2015.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the six months ended June 30, 2016, were $1,602.8 million, a $35.8 million decrease from the same period last year. This decrease in net revenues was primarily due to the following:

•
Gas Distribution Operations’ net revenues for the six months ended June 30, 2016 decreased $52.8 million from the same period in 2015. The decrease in net revenues is due primarily to lower regulatory and tax trackers, offset in expense, of $73.2 million and the effects of warmer weather of $28.6 million. These decreases in net revenues were partially offset by higher net revenues from regulatory and service investments of $53.9 million, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program.

•
Electric Operations' net revenues for the six months ended June 30, 2016 increased $16.8 million from the same period in 2015. Of this increase, $14.9 million is attributable to continued regulatory and service investments resulting from increased capital spend on electric transmission projects and environmental investments. Additionally, net revenues were higher due to increased regulatory and depreciation trackers, which are offset in expense, of $12.5 million. These increases were partially offset by $5.2 million of regulatory-deferred MISO costs which were fully amortized in the current year, and increased fuel handling costs of $3.3 million.

Operating Expenses
Operating expenses for the six months ended June 30, 2016 were $1,083.2 million, a decrease of $84.7 million from the 2015 period. This decrease was primarily due to lower regulatory, depreciation and tax trackers, which are offset in net revenues, of $60.7 million, decreased other taxes of $13.9 million, lower employee and administrative costs of $12.3 million, decreased environmental expenses of $12.1 million and lower material and supplies expenses of $8.2 million. These decreases in operation and maintenance expense were partially offset by increased outside service costs of $13.8 million and higher depreciation of $4.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Income (Deductions)
Other Income (Deductions) reduced income by $181.9 million for the six months ended June 30, 2016 compared to a reduction in income of $282.4 million in the prior year. The change in Other Income (Deductions) is due primarily to a loss on early extinguishment of long-term debt of $97.2 million in the second quarter of 2015 and decreased interest expense resulting from maturities of long-term debt. These changes were partially offset by a current period expense resulting from a recent tax notice impacting NIPSCO's TUAs.
Income Taxes
Refer to Note 12, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes.

Liquidity and Capital Resources
Operating Activities
Net cash from operating activities from continuing operations for the six months ended June 30, 2016 was $487.8 million, a decrease of $331.5 million compared to the six months ended June 30, 2015. Changes in weather, gas price fluctuations and the related approved rates for recovery significantly impacted regulatory assets, regulatory liabilities and working capital when comparing the two periods. During 2016, over-collected gas costs and service revenues from 2015 were returned to customers resulting in a use of working capital. Conversely, during the comparable period in 2015, under-collected gas costs and service revenues from 2014 were received from customers creating a source of working capital.

Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $3.0 million to its pension plans and approximately $22.2 million to its other postretirement benefit plans in 2016, which could change depending on market conditions. For the six months ended June 30, 2016, NiSource has contributed $1.8 million to its pension plans and $9.9 million to its other postretirement benefit plans.

Income Taxes. As of June 30, 2016, NiSource has a recorded deferred tax asset of $447.6 million related to a Federal NOL carryforward. As a result of being in an NOL position, NiSource was not required to make any cash payments for Federal income tax purposes during the six months ended June 30, 2016 and 2015. This NOL carryforward expires in 2030, however NiSource expects to fully utilize the carryforward benefit prior to its expiration.

Investing Activities
NiSource’s capital expenditures for the six months ended June 30, 2016 were $672.5 million compared to $554.7 million for the comparable period in 2015. The increase in capital spend was driven by favorable weather conditions in 2016 which allowed for extended periods of construction. NiSource projects 2016 capital expenditures to be approximately $1.5 billion.

The decrease in net cash from investing activities for the six months ended June 30, 2016 when compared to 2015 was attributable to approximately $3.8 billion in cash received from CPG in 2015 in conjunction with the Separation, primarily from the settlement of inter-company borrowings and the payment of a one-time special dividend.

Financing Activities
Short-term Debt. Refer to Note 16, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt.

Long-term Debt. Refer to Note 15, “Long-term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.

Net Available Liquidity. As of June 30, 2016, an aggregate of $619.5 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays NiSource's liquidity position as of June 30, 2016:

(in millions)
Current Liquidity
Revolving Credit Facility	$1,500.0
Accounts Receivable Program(1)	219.2
Less:
Drawn on Revolving Credit Facility	—
Commercial Paper	881.5
Accounts Receivable Program Utilized	219.2
Letters of Credit Outstanding Under Credit Facility	14.7
Add:
Cash and Cash Equivalents	15.7
Net Available Liquidity	$619.5
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.

Not included in liquidity discussed above is a $500.0 million delayed-draw term loan agreement executed on March 31, 2016. Refer to Note 15, "Long-Term Debt," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.

Debt Covenants. NiSource is subject to financial covenants under its revolving credit facility and term loan agreement, which require NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of June 30, 2016, the ratio was 65.6%.

Sale of Trade Accounts Receivables. Refer to Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.

Credit Ratings. The credit rating agencies periodically review the Company’s ratings, taking into account factors such as our capital structure and earnings profile. In June 2016, Moody’s affirmed the NiSource senior unsecured rating of Baa2 and its commercial paper rating of P-2, with stable outlooks. Moody’s also affirmed NIPSCO’s Baa1 rating and Columbia of Massachusetts’s Baa2 rating, with stable outlooks. In 2015, Standard & Poor’s raised the senior unsecured ratings of NiSource and its subsidiaries to BBB+ and NiSource’s commercial paper rating to A-2, with stable outlooks. In June 2016, Fitch upgraded the long-term issuer default ratings of NiSource and NIPSCO to BBB and affirmed the commercial paper rating of F3, with stable outlooks.

As of June 30, 2016 the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $30.7 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Equity. NiSource has a shelf registration statement on file with the SEC that originally authorized NiSource to issue 400,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2016, 322,004,415 shares of common stock were outstanding. NiSource has no preferred stock outstanding as of June 30, 2016.

Contractual Obligations. Aside from the previously referenced term loan issuance and repayment of long-term debt, there were no material changes recorded during the six months ended June 30, 2016 to NiSource’s contractual obligations as of December 31, 2015.

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
There are no material commodity risk management assets or liabilities as of June 30, 2016 and December 31, 2015.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.3 million and $3.8 million for the three and six months ended June 30, 2016, respectively, and $2.4 million and $7.2 million for the three and six months ended June 30, 2015, respectively. NiSource is also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances. NiSource may use several strategies including interest rate hedges and liability management transactions to manage this risk.

As of June 30, 2016, NiSource has forward-starting interest rate swaps with an aggregate notional value totaling $1.5 billion. Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on NiSource's forward-starting interest rate swaps.

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

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended June 30, 2016.
Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about recently issued accounting pronouncements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into two primary business segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net Revenues
Sales revenues	$505.7	$508.7	$1,549.7	$1,965.0
Less: Cost of gas sold (excluding depreciation and amortization)	116.1	133.4	493.5	856.0
Net Revenues	389.6	375.3	1,056.2	1,109.0
Operating Expenses
Operation and maintenance	216.5	226.0	454.9	517.8
Depreciation and amortization	63.3	58.2	124.5	114.3
Other taxes	36.3	41.4	88.4	102.0
Total Operating Expenses	316.1	325.6	667.8	734.1
Operating Income	$73.5	$49.7	$388.4	$374.9
Revenues
Residential	$325.4	$345.1	$1,007.2	$1,360.0
Commercial	98.6	107.5	331.1	476.9
Industrial	42.0	46.2	103.5	134.2
Off-System sales	16.4	18.5	39.5	57.3
Other	23.3	(8.6)	68.4	(63.4)
Total	$505.7	$508.7	$1,549.7	$1,965.0
Sales and Transportation (MMDth)
Residential	35.0	30.4	155.8	183.5
Commercial	26.8	25.1	98.4	113.8
Industrial	123.1	123.6	263.3	270.4
Off-System sales	7.8	6.0	19.9	19.5
Other	0.1	(2.0)	—	(2.0)
Total	192.8	183.1	537.4	585.2
Heating Degree Days	652	489	3,264	3,893
Normal Heating Degree Days	599	599	3,523	3,491
% Colder (Warmer) than Normal	9%	(18)%	(7)%	12%
Customers
Residential			3,100,490	3,070,555
Commercial			282,100	280,329
Industrial			7,527	7,717
Other			13	938
Total			3,390,130	3,359,539

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Residential, industrial and commercial usage for the six months ended June 30, 2016 decreased from the same period last year primarily due to warmer weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, Gas Distribution Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which Gas Distribution Operations operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts received regulatory approval of a decoupling mechanism which adjusts revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland and Columbia of Virginia have received regulatory approval to implement a revenue normalization adjustment for certain customer classes, which is a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a pilot residential weather normalization adjustment. Columbia of Kentucky has had approval for a weather normalization adjustment for many years. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight-fixed-variable rate design.

Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of June 30, 2016, liabilities have been recorded to cover probable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.

Weather
In general, NiSource calculates the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating degree days. NiSource's composite heating degree days reported do not directly correlate to the weather-related dollar impact on the results of Gas Distribution Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite heating degree day comparison.

Weather in the Gas Distribution Operations’ territories for the second quarter of 2016 was 9% colder than normal and 33% colder than the same period last year, increasing net revenues by approximately $6 million for the quarter ended June 30, 2016 compared to 2015.

Weather in the Gas Distribution Operations’ territories for the six months ended June 30, 2016 was 7% warmer than normal and 16% warmer than the same period last year, decreasing net revenues by approximately $29 million for the six months ended June 30, 2016 compared to 2015.

Throughput
Total volumes sold and transported of 192.8 MMDth for the second quarter of 2016 increased by 9.7 MMDth from the same period last year. This 5% increase in volumes was primarily attributable to colder weather.

Total volumes sold and transported of 537.4 MMDth for the six months ended June 30, 2016 decreased by 47.8 MMDth from the same period last year. This 8% decrease in volumes was primarily attributable to warmer weather.
Results of Operations
Quarter Ended June 30, 2016

Operating Income
For the second quarter of 2016, Gas Distribution Operations reported operating income of $73.5 million, an increase of $23.8 million from the comparable 2015 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Net revenues for the second quarter of 2016 were $389.6 million, an increase of $14.3 million from the same period in 2015. Of this increase, $19.3 million is attributable to continued regulatory and service investments, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program. Additionally, net revenues increased by $6.1 million due to the effects of colder weather. These increases were partially offset by lower regulatory and tax trackers, offset in expense, of $6.1 million and lower residential, industrial and commercial usage of $5.1 million.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to "Other" gross revenues was a revenue increase of $1.7 million and a revenue decrease of $29.2 million for the three months ended June 30, 2016 and 2015, respectively.

Operating expenses were $9.5 million lower than the comparable period reflecting lower regulatory and tax trackers which are offset in net revenues, of $6.1 million, decreased outside service costs of $5.5 million and lower other taxes of $4.0 million. These decreases in operating expense were partially offset by increased depreciation of $5.1 million due to increased capital expenditures placed in service.
Results of Operations
Six Months Ended June 30, 2016

Operating Income
For the six months ended June 30, 2016, Gas Distribution Operations reported operating income of $388.4 million, an increase of $13.5 million from the comparable 2015 period.

Net revenues for the six months ended June 30, 2016 were $1,056.2 million, a decrease of $52.8 million from the same period in 2015. The decrease in net revenues is due primarily to lower regulatory and tax trackers, offset in expense, of $73.2 million and the effects of warmer weather of $28.6 million. These decreases in net revenues were partially offset by higher net revenues from regulatory and service investments of $53.9 million, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program.

At NIPSCO, the adjustment to "Other" gross revenues, as discussed above, was a revenue increase of $10.8 million and a revenue decrease of $92.8 million for the six months ended June 30, 2016 and 2015, respectively.

Operating expenses were $66.3 million lower than the comparable period reflecting lower regulatory and tax trackers which are offset in net revenues, of $73.2 million along with decreased other taxes of $5.5 million. These decreases in operating expense were partially offset by higher depreciation of $10.2 million due to increased capital expenditures placed in service and higher outside service costs of $3.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Net Revenues
Sales revenues	$391.7	$375.7	$784.0	$771.5
Less: Cost of sales (excluding depreciation and amortization)	118.9	116.6	238.0	242.3
Net Revenues	272.8	259.1	546.0	529.2
Operating Expenses
Operation and maintenance	124.6	129.3	244.5	249.5
Depreciation and amortization	68.9	68.5	135.9	130.7
Other taxes	10.9	15.6	26.9	33.3
Total Operating Expenses	204.4	213.4	407.3	413.5
Operating Income	$68.4	$45.7	$138.7	$115.7
Revenues
Residential	$98.4	$94.3	$201.0	$207.9
Commercial	105.6	107.5	209.1	218.0
Industrial	151.8	160.9	313.6	335.9
Wholesale	2.6	2.5	5.1	8.8
Other	33.3	10.5	55.2	0.9
Total	$391.7	$375.7	$784.0	$771.5
Sales (Gigawatt Hours)
Residential	793.8	716.9	1,597.4	1,582.7
Commercial	940.1	929.1	1,852.0	1,869.1
Industrial	2,295.2	2,295.0	4,715.9	4,720.4
Wholesale	1.3	1.0	1.3	117.9
Other	30.6	34.5	65.1	69.1
Total	4,061.0	3,976.5	8,231.7	8,359.2
Cooling Degree Days	285	229	285	229
Normal Cooling Degree Days	229	229	229	229
% Warmer than Normal	24%	—%	24%	—%
Electric Customers
Residential			405,443	402,955
Commercial			55,270	54,762
Industrial			2,343	2,357
Wholesale			742	747
Other			2	4
Total			463,800	460,825

NiSource generates and distributes electricity, through its subsidiary NIPSCO, to approximately 464,000 customers in 20 counties in the northern part of Indiana. The operating results reflect the temperature-sensitive nature of customer demand with annual sales affected by temperatures in the northern part of Indiana. As a result, segment operating income is generally higher in the second and third quarters, reflecting cooling demand during the summer season.

Electric Supply
On October 31, 2014, NIPSCO submitted its 2014 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost-effectively meet NIPSCO customers' future energy requirements over the next twenty years. NIPSCO continues to monitor and assess economic, regulatory and legislative activity, and is currently updating its resource plan for submission with the IURC on or before November 1, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

Regulatory Matters
Refer to Note 7, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments and cost recovery and trackers for the Electric Operations segment.

Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of June 30, 2016, liabilities have been recorded to cover probable environmental response actions. Refer to Note 18-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Transmission Upgrade Agreements
Refer to Note 18-D, “Other Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding Transmission Upgrade Agreements for the Electric Operations segment.

Weather
In general, NiSource calculates the weather-related revenue variance based on changing customer demand driven by weather variance from normal cooling degree days. NiSource's composite cooling degree days reported do not directly correlate to the weather-related dollar impact on the results of Electric Operations. Cooling degree days experienced during different times of the year may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite cooling degree day comparison.

Weather in the Electric Operations’ territories for the second quarter of 2016 was 24% warmer than normal and 24% warmer than the same period last year, increasing net revenues approximately $5 million for the quarter ended June 30, 2016 compared to 2015.

Weather in the Electric Operations’ territories for the six months ended June 30, 2016 was 24% warmer than normal and 24% warmer than the same period last year, increasing net revenues approximately $1.0 million for the six months ended June 30, 2016 compared to 2015.

Sales
Electric Operations sales quantities for the second quarter of 2016 were 4,061.0 gwh, an increase of 84.5 gwh compared to the same period last year. The 2% increase is primarily attributable to warmer weather in the second quarter of 2016.

Electric Operations sales quantities for the six months ended June 30, 2016 were 8,231.7 gwh, a decrease of 127.5 gwh compared to the same period last year. The 2% decrease is primarily attributable to fewer opportunities for off-system sales in the first half of 2016.
Results of Operations
Quarter Ended June 30, 2016

Operating Income
For the second quarter of 2016, Electric Operations reported operating income of $68.4 million, an increase of $22.7 million from the comparable 2015 period.

Net revenues for the second quarter of 2016 were $272.8 million, an increase of $13.7 million from the same period in 2015. Of this increase, $8.2 million is attributable to continued regulatory and service investments resulting from increased capital spend on electric transmission projects and environmental investments. Additionally, net revenues were higher due to increased regulatory and depreciation trackers, which are offset in expense, of $4.9 million.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to "Other" gross revenues was a revenue increase of $15.8 million and a revenue decrease of $2.0 million for the three months ended June 30, 2016 and 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

Operating expenses were $9.0 million lower than the comparable period reflecting lower environmental costs of $7.8 million, decreased other taxes of $4.7 million and lower amortization expense of $2.4 million. These decreases were partially offset by higher regulatory and depreciation trackers, which are offset in net revenues, of $4.9 million.
Results of Operations
Six Months Ended June 30, 2016

Operating Income
For the six months ended June 30, 2016, Electric Operations reported operating income of $138.7 million, an increase of $23.0 million from the comparable 2015 period.

Net revenues for the six months ended June 30, 2016 were $546.0 million, an increase of $16.8 million from the same period in 2015. Of this increase, $14.9 million is attributable to continued regulatory and service investments resulting from increased capital spend on electric transmission projects and environmental investments. Additionally, net revenues were higher due to increased regulatory and depreciation trackers, which are offset in expense, of $12.5 million. These increases were partially offset by $5.2 million of regulatory-deferred MISO costs which were fully amortized in the current year, and increased fuel handling costs of $3.3 million.

At NIPSCO, the adjustment to "Other" gross revenues, as discussed above, was a revenue increase of $18.4 million and a revenue decrease of $24.7 million for the six months ended June 30, 2016 and 2015, respectively.

Operating expenses were $6.2 million lower than the comparable period reflecting lower environmental costs of $10.1 million, decreased other taxes of $6.4 million, lower material and supplies expense of $5.1 million, and decreased amortization expense of $4.8 million. These decreases were partially offset by higher regulatory and depreciation trackers, which are offset in net revenues, of $12.5 million and increased outside service costs of $10.1 million.

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

NiSource Inc.
(Registrant)

Date:	August 2, 2016	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)