Form 10-Q
period 2016-09-30
NISOURCE INC/DE
filed 2016-11-01
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 322,737,775 shares outstanding at October 25, 2016.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

DEFINED TERMS The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
CGORC	Columbia Gas of Ohio Receivables Corporation
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
CPG	Columbia Pipeline Group, Inc.
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
NARC	NIPSCO Accounts Receivable Corporation
NIPSCO	Northern Indiana Public Service Company
NiSource or the Company	NiSource Inc.
NiSource Finance	NiSource Finance Corp.

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
BNS	Bank of Nova Scotia
BTMU	The Bank of Tokyo-Mitsubishi UFJ, LTD.
CAA	Clean Air Act
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CPP	Clean Power Plan
DPU	Department of Public Utilities
DSM	Demand Side Management
ECR	Environmental Cost Recovery
ECT	Environmental Cost Tracker
EGUs	Electric Utility Generating Units
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
gwh	Gigawatt hours

DEFINED TERMS (continued)

IDEM	Indiana Department of Environmental Management
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
kV	Kilovolt
LDAF	Local Distribution Adjustment Factor
LDCs	Local distribution companies
MATS	Mercury and Air Toxics Standards
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
MPSC	Maryland Public Service Commission
NAAQS	National Ambient Air Quality Standards
NDC	Nationally Determined Contribution
NOL	Net operating loss
NOx	Nitric oxide and nitrogen dioxide
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PNC	PNC Bank, N.A.
Pure Air	Pure Air on the Lake LP
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Net Revenues
Gas Distribution	$212.3	$208.9	$1,244.3	$1,595.5
Gas Transportation	180.0	172.1	689.5	739.9
Electric	465.5	428.4	1,249.2	1,198.7
Other	3.5	7.8	12.5	19.9
Total Gross Revenues	861.3	817.2	3,195.5	3,554.0
Cost of Sales (excluding depreciation and amortization)	218.2	209.1	949.6	1,307.3
Total Net Revenues	643.1	608.1	2,245.9	2,246.7
Operating Expenses
Operation and maintenance	336.6	311.1	1,028.9	1,076.9
Depreciation and amortization	136.3	132.5	406.0	391.0
Loss (gain) on sale of assets and impairments, net	(0.1)	1.1	(0.4)	1.2
Other taxes	56.6	53.7	178.1	197.2
Total Operating Expenses	529.4	498.4	1,612.6	1,666.3
Operating Income	113.7	109.7	633.3	580.4
Other Income (Deductions)
Interest expense, net	(85.0)	(94.9)	(261.5)	(285.9)
Other, net	3.5	5.8	(1.9)	11.6
Loss on early extinguishment of long-term debt	—	—	—	(97.2)
Total Other Deductions	(81.5)	(89.1)	(263.4)	(371.5)
Income from Continuing Operations before Income Taxes	32.2	20.6	369.9	208.9
Income Taxes	8.5	5.8	130.6	74.7
Income from Continuing Operations	23.7	14.8	239.3	134.2
Income (Loss) from Discontinued Operations - net of taxes	3.5	(19.7)	3.4	108.5
Net Income (Loss)	27.2	(4.9)	242.7	242.7
Less: Net income attributable to noncontrolling interest	—	—	—	15.6
Net Income (Loss) attributable to NiSource	$27.2	$(4.9)	$242.7	$227.1
Amounts attributable to NiSource:
Income from continuing operations	$23.7	$14.8	$239.3	$134.2
Income (Loss) from discontinued operations	3.5	(19.7)	3.4	92.9
Net Income (Loss) attributable to NiSource	$27.2	$(4.9)	$242.7	$227.1
Basic Earnings (Loss) Per Share
Continuing operations	$0.07	$0.05	$0.74	$0.42
Discontinued operations	0.01	(0.07)	0.02	0.30
Basic Earnings (Loss) Per Share	$0.08	$(0.02)	$0.76	$0.72
Diluted Earnings (Loss) Per Share
Continuing operations	$0.07	$0.05	$0.74	$0.42
Discontinued operations	0.01	(0.07)	0.01	0.29
Diluted Earnings (Loss) Per Share	$0.08	$(0.02)	$0.75	$0.71
Dividends Declared Per Common Share	$0.165	$0.310	$0.640	$0.830
Basic Average Common Shares Outstanding	322.3	318.1	321.4	317.4
Diluted Average Common Shares	323.9	321.5	323.2	320.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2016	2015	2016	2015
Net Income (Loss)	$27.2	$(4.9)	$242.7	$242.7
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	(0.3)	0.3	2.2	—
Net unrealized gain (loss) on cash flow hedges(2)	(22.6)	0.2	(146.8)	1.8
Unrecognized pension and OPEB benefit (cost)(3)	0.2	(0.2)	0.7	2.7
Total other comprehensive income (loss)	(22.7)	0.3	(143.9)	4.5
Comprehensive Income (Loss)	$4.5	$(4.6)	$98.8	$247.2
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	15.6
Comprehensive Income (Loss) attributable to NiSource	$4.5	$(4.6)	$98.8	$231.6
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.1 million tax benefit and $0.2 million tax expense in the third quarter of 2016 and 2015, respectively, and $1.2 million and zero tax expense for the nine months ended 2016 and 2015, respectively.
(2) Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $14.0 million tax benefit and $0.2 million tax expense in the third quarter of 2016 and 2015, respectively, and $90.6 million tax benefit and $1.1 million tax expense for the nine months ended 2016 and 2015, respectively.
(3) Unrecognized pension and OPEB benefit (cost), net of $0.1 million tax expense and $0.1 million tax benefit in the third quarter of 2016 and 2015, respectively, and $0.4 million and $2.1 million tax expense for the nine months ended 2016 and 2015, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2016	December 31, 2015
ASSETS
Property, Plant and Equipment
Utility plant	$19,856.9	$18,946.9
Accumulated depreciation and amortization	(7,020.2)	(6,853.4)
Net utility plant	12,836.7	12,093.5
Other property, at cost, less accumulated depreciation	17.1	18.0
Net Property, Plant and Equipment	12,853.8	12,111.5
Investments and Other Assets
Unconsolidated affiliates	6.5	6.9
Other investments	200.5	187.7
Total Investments and Other Assets	207.0	194.6
Current Assets
Cash and cash equivalents	16.1	15.5
Restricted cash	13.8	29.7
Accounts receivable (less reserve of $19.1 and $20.3, respectively)	471.0	660.0
Gas inventory	323.6	343.5
Materials and supplies, at average cost	100.1	86.8
Electric production fuel, at average cost	110.0	106.3
Exchange gas receivable	16.9	21.0
Regulatory assets	262.9	206.9
Prepayments and other	64.1	107.5
Total Current Assets	1,378.5	1,577.2
Other Assets
Regulatory assets	1,619.7	1,599.8
Goodwill	1,690.7	1,690.7
Intangible assets	245.4	253.7
Deferred charges and other	72.1	65.0
Total Other Assets	3,627.9	3,609.2
Total Assets	$18,067.2	$17,492.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2016	December 31, 2015
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 322,564,310 and 319,110,083 shares outstanding, respectively	$3.3	$3.2
Treasury stock	(87.4)	(79.3)
Additional paid-in capital	5,135.6	5,078.0
Retained deficit	(1,060.9)	(1,123.3)
Accumulated other comprehensive loss	(179.0)	(35.1)
Total Common Stockholders’ Equity	3,811.6	3,843.5
Long-term debt, excluding amounts due within one year	6,096.2	5,948.5
Total Capitalization	9,907.8	9,792.0
Current Liabilities
Current portion of long-term debt	582.6	433.7
Short-term borrowings	1,059.0	567.4
Accounts payable	352.2	433.4
Dividends payable	53.1	—
Customer deposits and credits	255.2	316.3
Taxes accrued	130.9	183.5
Interest accrued	71.1	129.0
Exchange gas payable	58.2	62.3
Regulatory liabilities	107.2	231.4
Legal and environmental	38.6	37.6
Accrued compensation and employee benefits	136.0	141.3
Other accruals	67.5	121.6
Total Current Liabilities	2,911.6	2,657.5
Other Liabilities and Deferred Credits
Risk management liabilities	264.5	22.6
Deferred income taxes	2,384.2	2,365.3
Deferred investment tax credits	13.8	14.8
Deferred credits	95.2	90.7
Accrued liability for postretirement and postemployment benefits	738.2	759.7
Regulatory liabilities	1,296.8	1,350.4
Asset retirement obligations	272.3	254.0
Other noncurrent liabilities	182.8	185.5
Total Other Liabilities and Deferred Credits	5,247.8	5,043.0
Commitments and Contingencies (Refer to Note 17, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$18,067.2	$17,492.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2016	2015
Operating Activities
Net Income	$242.7	$242.7
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	—	97.2
Depreciation and amortization	406.0	391.0
Deferred income taxes and investment tax credits	137.7	60.1
Stock compensation expense and 401(k) profit sharing contribution	33.6	38.6
Income from discontinued operations - net of taxes	(3.4)	(108.5)
Amortization of discount/premium on debt	5.4	6.8
AFUDC equity	(8.8)	(7.7)
Other adjustments	(2.3)	11.3
Changes in Assets and Liabilities:
Accounts receivable	188.2	420.3
Inventories	(0.7)	19.8
Accounts payable	(83.2)	(287.5)
Customer deposits and credits	(61.1)	(25.5)
Taxes accrued	(51.3)	(30.6)
Interest accrued	(57.9)	(63.1)
Exchange gas receivable/payable	(0.1)	(26.1)
Other accruals	(29.8)	(57.1)
Prepayments and other current assets	43.9	30.1
Regulatory assets/liabilities	(202.2)	259.6
Postretirement and postemployment benefits	(20.9)	(61.0)
Deferred credits	4.6	(1.3)
Deferred charges and other noncurrent assets	(3.0)	10.8
Other noncurrent liabilities	(4.6)	(13.6)
Net Operating Activities from Continuing Operations	532.8	906.3
Net Operating Activities from (used for) Discontinued Operations	(0.8)	287.6
Net Cash Flows from Operating Activities	532.0	1,193.9
Investing Activities
Capital expenditures	(1,083.4)	(923.4)
Cash contributions from CPG	—	3,798.2
Proceeds from disposition of assets	3.4	4.3
Restricted cash withdrawals (deposits)	15.9	(3.0)
Cost of removal	(79.5)	(49.2)
Other investing activities	(24.6)	9.3
Net Investing Activities from (used for) Continuing Operations	(1,168.2)	2,836.2
Net Investing Activities used for Discontinued Operations	—	(430.0)
Net Cash Flows from (used for) Investing Activities	(1,168.2)	2,406.2
Financing Activities
Cash of CPG at separation	—	(136.8)
Issuance of long-term debt	500.0	—
Repayments of long-term debt and capital lease obligations	(210.9)	(1,859.1)
Premiums and other debt related costs	(0.3)	(93.5)
Change in short-term borrowings, net	491.6	(1,396.6)
Issuance of common stock	16.8	17.9
Acquisition of treasury stock	(8.1)	(20.3)
Dividends paid - common stock	(152.3)	(214.0)
Net Financing Activities from (used for) Continuing Operations	636.8	(3,702.4)
Net Financing Activities from Discontinued Operations	—	108.6
Net Cash Flows from (used for) Financing Activities	636.8	(3,593.8)
Change in cash and cash equivalents from continuing operations	1.4	40.1
Change in cash and cash equivalents used for discontinued operations	(0.8)	(33.8)
Change in cash included in discontinued operations	—	0.5
Cash and cash equivalents at beginning of period	15.5	24.9
Cash and Cash Equivalents at End of Period	$16.1	$31.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statement of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2016	$3.2	$(79.3)	$5,078.0	$(1,123.3)	$(35.1)	$3,843.5
Comprehensive Income:
Net Income	—	—	—	242.7	—	242.7
Other comprehensive loss, net of tax	—	—	—	—	(143.9)	(143.9)
Common stock dividends ($0.64 per share)	—	—	—	(205.6)	—	(205.6)
Treasury stock acquired	—	(8.1)	—	—	—	(8.1)
Cumulative effect of change in accounting principle	—	—	—	25.3	—	25.3
Stock issuances:
Common stock	0.1	—	—	—	—	0.1
Employee stock purchase plan	—	—	3.4	—	—	3.4
Long-term incentive plan	—	—	16.9	—	—	16.9
401(k) and profit sharing	—	—	30.8	—	—	30.8
Dividend reinvestment plan	—	—	6.5	—	—	6.5
Balance as of September 30, 2016	$3.3	$(87.4)	$5,135.6	$(1,060.9)	$(179.0)	$3,811.6

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

2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The pronouncement provides specific guidance on eight cash flow classification issues to reduce the diversity in practice. NiSource is required to adopt ASU 2016-15 for periods beginning after December 15, 2017, including interim periods therein. NiSource is currently evaluating the impact the adoption of ASU 2016-15 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets, replacing the current "incurred loss" model. ASU 2016-13 will require the use of an "expected loss" model for instruments measured at amortized cost and will also require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount. NiSource is required to adopt ASU 2016-13 for periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018. NiSource is currently evaluating the impact the adoption of ASU 2016-13 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. ASU 2016-08 clarifies the principal versus agent guidance in ASU 2014-09, the new revenue recognition standard. The amendment clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements. ASU 2016-08 has the same effective date and transition requirements as ASU 2015-14. NiSource is currently evaluating the impact the adoption of ASU 2016-08 will have on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The standard requires that lessees recognize the following for all leases (with the exception of short-

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

term leases, as that term is defined in the standard) at the lease commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. NiSource is required to adopt ASU 2016-02 for periods beginning after December 15, 2018, including interim periods therein, and the guidance is to be applied with a modified retrospective approach, with early adoption permitted.

NiSource has formed an internal stakeholder group that meets periodically to share information and gather data related to leasing activity at NiSource. NiSource has compiled a list of all active leases, and is in the process of evaluating that list to determine the ultimate impact the new standard will have on NiSource’s financial statements. As of September 30, 2016, NiSource has not determined an adoption date for ASU 2016-02.
Recently Issued Accounting Pronouncements - Progress Toward Adoption

NiSource has progressed in its adoption efforts related to ASU 2014-09, Revenue from Contracts with Customers (Topic 606). An internal stakeholder group has been formed from the relevant departments at the Company to promote information sharing and communication of the new requirements. Additionally, NiSource participates in an informal forum of industry peers where questions can be asked and interpretations of the new standard can be shared. NiSource has separated its various revenue streams into high-level categories, which will serve as the basis for accounting analysis and documentation as it relates to ASU 2014-09’s impact on revenues at the Company. Substantially all of NiSource’s revenues are tariff based. As of September 30, 2016, NiSource has not concluded on an adoption date or a method of adoption for ASU 2014-09.
Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Among other provisions, the standard requires that all excess-related income tax effects of awards are recognized in the income statement when the awards vest and are distributed and also allows an employer to make a policy election to account for forfeitures as they occur. NiSource elected to early adopt ASU 2016-09 during the third quarter of 2016.
Upon adoption, NiSource elected to begin accounting for forfeitures of share-based awards as they occur. The impact of this change was not material. Additionally, NiSource recorded an adjustment to beginning retained deficit of $25.3 million. This adjustment represents excess tax benefits generated in years prior to 2016 that were previously not recognized in stockholders' equity due to NOLs in those years. Both of these adjustments were adopted on a modified retrospective basis. Lastly, NiSource recorded income tax benefits of $7.2 million related to excess tax benefits generated in 2016. These benefits were adopted on a prospective basis. However, because NiSource adopted the standard during an interim period, the standard required this $7.2 million benefit be reflected as though it was adopted as of January 1, 2016. The impact of these benefits on previously issued financial statements is summarized in the tables below:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(in millions, except per share amounts)	As Previously Reported	Effect of Change	As Adjusted
Three Months Ended March 31, 2016
Income from Continuing Operations before Income Taxes	$291.6	$—	$291.6
Income Taxes	111.9	(6.9)	105.0
Income from Continuing Operations	179.7	6.9	186.6
Income from Discontinued Operations - net of taxes	—	—	—
Net Income	$179.7	$6.9	$186.6
Basic Earnings Per Share
Continuing operations	$0.56	$0.02	$0.58
Discontinued operations	—	—	—
Basic Earnings Per Share	$0.56	$0.02	$0.58
Diluted Earnings Per Share
Continuing operations	$0.56	$0.02	$0.58
Discontinued operations	—	—	—
Diluted Earnings Per Share	$0.56	$0.02	$0.58
Basic Average Common Shares Outstanding	320.3	—	320.3
Diluted Average Common Shares	322.0	0.5	322.5

(in millions, except per share amounts)	As Previously Reported	Effect of Change	As Adjusted
Three Months Ended June 30, 2016
Income from Continuing Operations before Income Taxes	$46.1	$—	$46.1
Income Taxes	17.4	(0.3)	17.1
Income from Continuing Operations	28.7	0.3	29.0
Loss from Discontinued Operations - net of taxes	(0.1)	—	(0.1)
Net Income	$28.6	$0.3	$28.9
Basic Earnings Per Share
Continuing operations	$0.09	$—	$0.09
Discontinued operations	—	—	—
Basic Earnings Per Share	$0.09	$—	$0.09
Diluted Earnings Per Share
Continuing operations	$0.09	$—	$0.09
Discontinued operations	—	—	—
Diluted Earnings Per Share	$0.09	$—	$0.09
Basic Average Common Shares Outstanding	321.7	—	321.7
Diluted Average Common Shares	322.9	0.3	323.2

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(in millions, except per share amounts)	As Previously Reported	Effect of Change	As Adjusted
Six Months Ended June 30, 2016
Income from Continuing Operations before Income Taxes	$337.7	$—	$337.7
Income Taxes	129.3	(7.2)	122.1
Income from Continuing Operations	208.4	7.2	215.6
Loss from Discontinued Operations - net of taxes	(0.1)	—	(0.1)
Net Income	$208.3	$7.2	$215.5
Basic Earnings Per Share
Continuing operations	$0.65	$0.02	$0.67
Discontinued operations	—	—	—
Basic Earnings Per Share	$0.65	$0.02	$0.67
Diluted Earnings Per Share
Continuing operations	$0.65	$0.02	$0.67
Discontinued operations	—	—	—
Diluted Earnings Per Share	$0.65	$0.02	$0.67
Basic Average Common Shares Outstanding	321.0	—	321.0
Diluted Average Common Shares	322.5	0.3	322.8
None of the other provisions of this standard materially impacted NiSource's Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Denominator
Basic average common shares outstanding	322,318	318,090	321,445	317,390
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	228	—	146	—
Shares restricted under employee stock plans	1,372	3,375	1,606	3,328
Diluted Average Common Shares	323,918	321,465	323,197	320,718

4.    Discontinued Operations

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

During the third quarter of 2016, Nisource recorded a $3.6 million tax benefit resulting from favorable estimate-to-actual adjustments related to non-deductible costs from the Separation. There were no other material results from discontinued operations during 2016.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Results from discontinued operations for the three and nine months ended September 30, 2015 are included in the table below. These results are primarily from NiSource's former Columbia Pipeline Group Operations segment.

	Three Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2015
(in millions)	Columbia Pipeline Group Operations		Corporate and Other	Total	Columbia Pipeline Group Operations		Corporate and Other	Total
Net Revenues
Transportation and storage revenues	$—		$—	$—	$561.4		$—	$561.4
Other revenues	—		—	—	94.3		—	94.3
Total Sales Revenues	—		—	—	655.7		—	655.7
Less: Cost of sales (excluding depreciation and amortization)	—		—	—	0.2		—	0.2
Net Revenues	—		—	—	655.5		—	655.5
Operating Expenses
Operation and maintenance	5.5	(1)	—	5.5	374.8	(1)	—	374.8
Depreciation and amortization	—		—	—	66.4		—	66.4
Gain on sale of assets	—		—	—	(13.6)		—	(13.6)
Other taxes	—		—	—	38.0		—	38.0
Total Operating Expenses	5.5		—	5.5	465.6		—	465.6
Equity Earnings in Unconsolidated Affiliates	—		—	—	29.1		—	29.1
Operating Income (Loss) from Discontinued Operations	(5.5)		—	(5.5)	219.0		—	219.0
Other Income (Deductions)
Interest expense, net	—		—	—	(37.1)		—	(37.1)
Other, net	—		—	—	7.8		(0.6)	7.2
Total Other Deductions	—		—	—	(29.3)		(0.6)	(29.9)
Income (Loss) from Discontinued Operations before Income Taxes	(5.5)		—	(5.5)	189.7		(0.6)	189.1
Income Taxes	14.2	(2)	—	14.2	80.9		(0.3)	80.6
Income (Loss) from Discontinued Operations - net of taxes	$(19.7)		$—	$(19.7)	$108.8		$(0.3)	$108.5
(1) Includes approximately $5.5 million and $54.4 million of transaction costs related to the Separation for the three and nine months ended September 30, 2015, respectively.
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

Continuing Involvement
Natural gas transportation and storage services provided to NiSource by CPG were $31.9 million and $107.5 million for the three and nine months ended September 30, 2016, respectively, and $31.6 million and $105.4 million for the three and nine months ended September 30, 2015, respectively. Prior to July 1, 2015, these costs were eliminated in consolidation. Beginning July 1, 2015, these costs and associated cash flows represent third-party transactions with CPG and are not eliminated in consolidation, as such services have continued subsequent to the Separation and are expected to continue for the foreseeable future.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As a result of the Separation, NiSource and CPG entered into TSAs. NiSource expects the TSAs to terminate within 24 months from the date of the Separation. The TSAs set forth the terms and conditions for NiSource and CPG to provide certain transition services to one another. Under the TSAs, NiSource provides CPG certain information technology, financial and accounting, human resource and other specified services. For the three and nine months ended September 30, 2016, the amounts NiSource billed CPG for these services were immaterial.

There were no material assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015.

5.    Asset Retirement Obligations

Changes in NiSource’s liability for asset retirement obligations for the nine months ended September 30, 2016 and 2015 are presented in the table below:

(in millions)	2016		2015
Balance as of January 1,	$254.0		$136.2
Accretion recorded as a regulatory asset/liability	7.7		5.9
Additions	—		6.4
Settlements	(2.2)		(4.3)
Change in estimated cash flows	12.8	(1)	37.0	(2)
Balance as of September 30,	$272.3		$181.2
(1) The change in estimated cash flows for 2016 is primarily attributed to changes in estimated costs for retirement of gas mains.
(2) The change in estimated cash flows for 2015 primarily represents estimated costs associated with the EPA's final rule for regulation of CCRs and changes to cost estimates for certain solid waste management units. See Note 17, "Other Commitments and Contingencies," for additional information on CCRs.

6.    Regulatory Matters
Gas Distribution Operations Regulatory Matters
Significant Rate Developments. On April 30, 2013, Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, 80 percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining 20 percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On June 22, 2016, the IURC issued an order on TDSIC-4 approving, in all material respects, NIPSCO’s updated seven-year plan of approximately $800 million in TDSIC-eligible investments. On August 31, 2016, NIPSCO filed TDSIC-5 which included an updated seven-year plan of $824 million in TDSIC-eligible investments. An order is expected from the IURC in the fourth quarter of 2016.
On March 18, 2016, Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC, seeking a revenue increase of $55.3 million annually. The case was driven by Columbia of Pennsylvania’s ongoing capital investment program which exceeded $197.0 million in 2015, and is projected to exceed $220.0 million in 2016 and $265.0 million in 2017. This case was also driven by operation and maintenance expenditures related to employee training and compliance with pipeline safety regulations. Columbia of Pennsylvania's request for rate relief included the recovery of costs that will be incurred after the implementation of new rates, as authorized by the Pennsylvania General Assembly with the passage of Act 11 of 2012. On September 2, 2016, the parties to the case filed a joint petition for settlement which provides for an annual revenue increase of $35.0 million. On September 28, 2016, the assigned administrative law judge issued a recommended decision to approve the proposed settlement, without modification. An order approving the settlement was issued from the Pennsylvania PUC on October 27, 2016, with new rates to be implemented in December 2016.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On April 15, 2016, Columbia of Maryland filed a base rate case with the MPSC, seeking an annual revenue increase of $6.5 million. The case was driven by Columbia of Maryland’s ongoing capital investment program and by operations and maintenance expenditures related to compliance with pipeline safety regulations. On July 27, 2016, the parties to the case filed a joint petition for approval of a proposed settlement that includes an annual revenue increase of $3.7 million. On September 26, 2016, the assigned public utility law judge issued a proposed order approving the settlement without modification. There were no appeals to the administrative law judge's proposed order. As such, it became the order of the MPSC and new rates took effect on October 27, 2016.
On April 29, 2016, Columbia of Virginia filed a request with the VSCC, seeking an annual revenue increase of $37.0 million. The case is driven by Columbia of Virginia's ongoing capital program to modernize its infrastructure and to expand and upgrade its facilities to meet customer growth, as well as expenditures related to employee training and compliance with pipeline safety regulations. A VSCC decision is expected in early 2017. Rates became effective, subject to refund, on September 28, 2016.
On May 27, 2016, Columbia of Kentucky filed a base rate case with the Kentucky PSC, seeking an annual revenue increase of $25.4 million. This case was driven by Columbia of Kentucky's ongoing initiatives to improve the overall safety and reliability of its gas distribution system. On October 20, 2016, a settlement was reached which included an annual revenue increase of $13.4 million, and a hearing is scheduled for November 1, 2016. A commission decision is expected by the end of the year.
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
As further discussed above in this Note 6 under the heading "Significant Rate Developments," on June 22, 2016, the IURC issued an order on TDSIC-4. The order allows NIPSCO to collect or defer for future recovery the costs associated with $145.7 million of cumulative net capital expenditures invested through December 31, 2015. On August 31, 2016, NIPSCO filed TDSIC-5 which included $211.6 million of cumulative net capital spend through June 30, 2016. An order is expected from the IURC in the fourth quarter of 2016.
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
On December 17, 2014, the PUCO approved Columbia of Ohio’s application to establish a regulatory asset and defer the expenditures to be incurred in implementing Columbia of Ohio’s Pipeline Safety Program. Columbia of Ohio requested authority to defer Pipeline Safety Program costs of up to $15 million annually. On March 11, 2016, Columbia of Ohio filed an application to increase the annual deferral authority from $15 million to $25 million. On June 24, 2016, Columbia of Ohio and PUCO staff

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

filed a stipulation that recommended approval of the application in all material respects. On August 26, 2016, the PUCO approved the stipulation to increase the deferral authority to $25 million per year through January 1, 2024.
On July 7, 2014, the Governor of Massachusetts signed into law Chapter 149 of the Acts of 2014, An Act Relative to Natural Gas Leaks (“the Act”). The Act authorizes natural gas distribution companies to file gas infrastructure replacement plans with the Massachusetts DPU to address the replacement of aging natural gas pipeline infrastructure. In addition, the Act provides that the Massachusetts DPU may, after review of the plans, allow the proposed estimated costs of the plan into rates as of May 1 of the subsequent year. Pursuant to the Act, on October 30, 2015, Columbia of Massachusetts filed its GSEP for the 2016 construction year (“2016 GSEP”). Columbia of Massachusetts proposed to recover an increment of $6.4 million for the costs associated with the replacement of eligible leak-prone infrastructure during the 2016 construction year for a cumulative proposed revenue requirement recovery of $9.0 million. Columbia of Massachusetts subsequently revised the cumulative proposed revenue requirement recovery to $8.2 million. The Massachusetts DPU approved the 2016 GSEP filing on April 29, 2016, with new rates effective May 1, 2016. On October 31, 2016, Columbia of Massachusetts filed its GSEP for the 2017 construction year (“2017 GSEP”). Columbia of Massachusetts is proposing to recover an increment of $8.1 million for a cumulative revenue requirement recovery of $16.8 million. An order is expected from the Massachusetts DPU in early 2017, with new rates effective May 1, 2017.
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
Columbia of Massachusetts's LDAF allows for the recovery of costs related to pension and other postretirement expense, low income programs, environmental remediation programs, Attorney General expert witness costs and energy efficiency programs. This allows Columbia of Massachusetts to file semi-annually to recover the cost in peak and off-peak rates. On January 29, 2016, Columbia of Massachusetts filed its 2016 off-peak period LDAF reflecting an annual recovery amount of approximately $42 million. On April 29, 2016, the Massachusetts DPU approved the rate for effect May 1, 2016.
Electric Operations Regulatory Matters
Significant Rate Developments. On December 31, 2015, NIPSCO filed a new electric TDSIC seven-year plan of eligible investments for a total of approximately $1.3 billion covering spend in years 2016 through 2022. On March 24, 2016, a stipulation and settlement agreement was filed with the IURC which, among other things, sought approval of a seven-year plan that includes approximately $1.25 billion of investments eligible for ratemaking treatment. On July 12, 2016, the IURC issued an order approving the settlement agreement.
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
NIPSCO has been participating as one of the MISO transmission owners in defending two separate complaints filed at the FERC which challenge the MISO prescribed 12.38% base ROE for electric transmission investments subject to federal jurisdiction rate regulation. On June 30, 2016, the FERC administrative law judge issued an initial decision in the second complaint which authorized the MISO transmission owners to collect a base ROE of 9.7% for the period of February 12, 2015 through May 11, 2016. This initial decision is subject to approval by the full Commission and is not a final order. On September 28, 2016, FERC issued Opinion No. 551, which largely affirmed the initial decision in the first complaint, which set the base ROE for the MISO Transmission Owners at 10.32% for the period of November 12, 2013 through February 11, 2015. The FERC directed MISO and the MISO Transmission Owners to submit, within 30 days, a compliance filing with revised rates based on the 10.32% base ROE and to provide refunds with interest for the 15-month refund period for this case. The opinion also establishes the going forward base ROE at 10.32% as of September 28, 2016 until the Commission either issues a final order in the second complaint or a new proceeding is initiated to create a new refund period. Incorporating NIPSCO’s 50-basis point adder for independent RTO membership, NIPSCO’s total ROE is set at 10.82% going forward. NIPSCO has an estimated liability of $5.3 million at September 30, 2016 related to this matter.

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
On November 1, 2016, NIPSCO filed a petition with the IURC for relief regarding the construction of additional environmental projects required to comply with the final rules for regulation of CCRs and the ELG. Refer to Note 17-C, “Environmental Matters,” for more information.
On April 20, 2016, the IURC issued an order on ECR-27 approving NIPSCO’s request to begin earning a return on $800.7 million of cumulative net capital expenditures invested through December 31, 2015. A significant portion of the net capital expenditures related to ECR-27 were included in the base rates effective October 1, 2016 as a component of NIPSCO's electric base rate case settlement on July 18, 2016.
On October 26, 2016, the IURC issued an order on ECR-28 approving NIPSCO’s request to begin earning a return on $267.0 million of cumulative net capital expenditures invested through June 30, 2016.
Consistent with the terms of the aforementioned electric TDSIC settlement agreement, NIPSCO made a TDSIC rate adjustment mechanism filing on June 30, 2016 seeking recovery and ratemaking relief associated with $45.5 million of cumulative net capital expenditures invested through April 30, 2016. New rates are expected to go into effect February 1, 2017.
NIPSCO received a final order from the IURC related to its original TDSIC plan as of January 16, 2016. That order authorized NIPSCO to defer, as a regulatory asset, 100% of all TDSIC costs incurred from March 1, 2014 through December 31, 2015 until such deferral is recovered as part of its next general rate case. As discussed above, the electric general rate case was approved on July 18, 2016, which allows for recovery in base rates of 100% of these previously incurred TDSIC costs. This approval allowed NIPSCO to record a regulatory asset of approximately $7.8 million in the third quarter of 2016.
7.    Risk Management Activities

NiSource is exposed to certain risks relating to its ongoing business operations; namely commodity price risk and interest rate risk. NiSource recognizes that the prudent and selective use of derivatives may help to lower its cost of debt capital, manage its interest rate exposure and limit volatility in the price of natural gas.

Commodity Price Risk Management
NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs where variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate the gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts.

In September 2016, NIPSCO received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments. The term of these instruments may range from five to ten years and is limited to ten percent of NIPSCO’s average annual GCA purchase volume. Gains and losses on these derivative contracts will be deferred as regulatory liabilities or assets, and will be remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. Activity related to these

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

newly approved long-term gas purchase contracts as of September 30, 2016 was not material. These instruments are not designated as accounting hedges.

Interest Rate Risk Management
In June 2016, NiSource Finance entered into additional forward-starting interest rate swap agreements with an aggregate notional value of $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by the end of 2018. As of September 30, 2016, NiSource Finance has forward-starting interest rate swaps with an aggregate notional value totaling $1.5 billion. These interest rate swaps are designated as cash flow hedges.

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

Realized gains and losses from NiSource’s interest rate cash flow hedges are presented in “Interest expense, net” on the Condensed Statements of Consolidated Income (Loss) (unaudited). Derivative assets and liabilities on NiSource’s interest rate cash flow hedges are presented as “Risk management assets” and “Risk management liabilities,” respectively, on the Condensed Consolidated Balance Sheets (unaudited).
NiSource had $256.8 million and $17.4 million of derivative liabilities related to these cash flow hedges as of September 30, 2016 and December 31, 2015, respectively. $250.0 million of the interest rate swaps are set to terminate within the next twelve months.
There was no material income statement recognition of gains or losses relating to an ineffective portion of NiSource's hedges, nor were there amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships for the three and nine months ended September 30, 2016 and 2015.
NiSource’s derivative instruments measured at fair value as of September 30, 2016 and December 31, 2015 do not contain any credit-risk-related contingent features.

8.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

Recurring Fair Value Measurements September 30, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016
Assets
Risk management assets	$1.9	$5.7	$—	$7.6
Available-for-sale securities	—	137.1	—	137.1
Total	$1.9	$142.8	$—	$144.7
Liabilities
Risk management liabilities(1)	$4.5	$266.5	$0.1	$271.1
Total	$4.5	$266.5	$0.1	$271.1
(1) Includes $6.6 million of current risk management liabilities which are included in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited).

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
Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of September 30, 2016 and December 31, 2015, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.

NiSource Finance has entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These swaps are designated as cash flow hedges. Credit risk is considered in the fair value calculation of each interest rate swap. As they are based on observable data and valuations of similar instruments, the interest rate swaps are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and NiSource can settle the swaps at any time. For additional information see Note 7, "Risk Management Activities."

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). NiSource values U.S. Treasury, corporate and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss). The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at September 30, 2016 and December 31, 2015 were:

September 30, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury securities	$37.4	$0.9	$—	$38.3
Corporate/Other debt securities	97.1	1.9	(0.2)	98.8
Total Available-for-sale securities	$134.5	$2.8	$(0.2)	$137.1
December 31, 2015 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury securities	$33.7	$0.1	$(0.3)	$33.5
Corporate/Other debt securities	95.7	0.3	(0.8)	95.2
Total Available-for-sale securities	$129.4	$0.4	$(1.1)	$128.7
For the three months ended September 30, 2016 and 2015, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.1 million, respectively. For the three months ended September 30, 2016 and 2015, the net realized gain on the sale of available-for-sale Corporate/Other debt securities was zero and $0.2 million, respectively.
For the nine months ended September 30, 2016 and 2015, the net realized gain on the sale of available-for-sale U.S. Treasury debt securities was zero and $0.2 million, respectively. For the nine months ended September 30, 2016 and 2015, the net realized gain on the sale of available-for-sale Corporate/Other debt securities was $0.1 million and $0.3 million, respectively.
The cost of maturities sold is based upon specific identification. At September 30, 2016, approximately $2.8 million of U.S. Treasury securities and approximately $15.5 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2016 and 2015.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the nine months ended September 30, 2016.

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

Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the nine months ended September 30, 2016 there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2016	Estimated Fair Value as of September 30, 2016	Carrying Amount as of Dec. 31, 2015	Estimated Fair Value as of Dec. 31, 2015
Long-term debt (including current portion)	$6,678.8	$7,639.9	$6,382.2	$6,975.7

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
Columbia of Ohio is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CGORC, a wholly-owned subsidiary of Columbia of Ohio. CGORC, in turn, is party to an agreement with BTMU and BNS, under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to BTMU and a commercial paper conduit sponsored by BNS. This agreement was last renewed on October 14, 2016; the current agreement expires on October 13, 2017, and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $240 million. As of September 30, 2016, $75.0 million of accounts receivable had been transferred by CGORC. CGORC is a separate corporate entity from NiSource and Columbia of Ohio, with separate obligations, and upon a liquidation of CGORC, CGORC’s obligations must be satisfied out of CGORC’s assets prior to any value becoming available to CGORC’s stockholder.
NIPSCO is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to NARC, a wholly-owned subsidiary of NIPSCO. NARC, in turn, is party to an agreement with PNC and Mizuho under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to PNC and Mizuho. This agreement was last renewed on August 24, 2016; the current agreement expires on August 23, 2017, and can be further renewed if mutually agreed to by all parties. The maximum seasonal program limit under the terms of the current agreement is $200 million. As of September 30, 2016, $150.0 million of accounts receivable had been transferred by NARC. NARC is a separate corporate entity from NiSource and NIPSCO, with separate obligations, and upon a liquidation of NARC, NARC’s obligations must be satisfied out of NARC’s assets prior to any value becoming available to NARC’s stockholder.
Columbia of Pennsylvania is under an agreement to sell, without recourse, substantially all of its trade receivables, as they originate, to CPRC, a wholly-owned subsidiary of Columbia of Pennsylvania. CPRC, in turn, is party to an agreement with BTMU under the terms of which it sells an undivided percentage ownership interest in its accounts receivable to a commercial paper conduit sponsored by BTMU. The agreement with BTMU was last renewed on March 9, 2016; the current agreement expires on March 8, 2017, and can be further renewed if mutually agreed to by both parties. The maximum seasonal program limit under the terms of the agreement is $75 million. As of September 30, 2016, $10.0 million of accounts receivable had been transferred by CPRC. CPRC is a separate corporate entity from NiSource and Columbia of Pennsylvania, with separate obligations, and upon a liquidation of CPRC, CPRC’s obligations must be satisfied out of CPRC’s assets prior to any value becoming available to CPRC’s stockholder.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of September 30, 2016 and December 31, 2015 for Columbia of Ohio, NIPSCO and Columbia of Pennsylvania:

(in millions)	September 30, 2016	December 31, 2015
Gross Receivables	$361.6	$450.8
Less: Receivables not transferred	126.6	204.8
Net receivables transferred	$235.0	$246.0
Short-term debt due to asset securitization	$235.0	$246.0
Cash flows used for financing activities related to the change in short-term borrowings due to the securitization transactions were $11.0 million and $177.1 million for the nine months ended September 30, 2016 and 2015, respectively. Fees associated with securitization transactions were recorded as interest expense of $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

10.    Goodwill
 The following presents NiSource’s goodwill balance allocated by segment as of September 30, 2016:

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

11.    Income Taxes

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2016 and 2015, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2016 and 2015 were 26.4% and 28.2%, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 35.3% and 35.8%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.

The decrease in the three month effective tax rate of 1.8% in 2016 versus the same period in 2015 is primarily due to favorable estimate-to-actual adjustments related to 2015 tax returns and estimated state apportionment benefits for 2016, partially offset by a 2015 cumulative adjustment to the estimated annual effective tax rate.

The decrease in the year-to-date effective tax rate of 0.5% in 2016 versus the same period in 2015 is primarily due to 2016 excess stock compensation benefits from the adoption of ASU 2016-09, offset by differences in state apportionment benefits between 2016 and 2015. Refer to Note 2, "Recent Accounting Pronouncements," for additional information.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

For the nine months ended September 30, 2016, NiSource contributed $2.7 million to its pension plans and $18.6 million to its other postretirement benefit plans.

The following tables provide the components of the plans’ net periodic benefits cost for the three and nine months ended September 30, 2016 and 2015:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$7.7	$7.9	$1.3	$1.4
Interest cost	22.4	22.8	5.5	6.2
Expected return on assets	(33.2)	(37.3)	(4.3)	(5.6)
Amortization of prior service cost (credit)	—	0.1	(1.2)	(1.1)
Recognized actuarial loss	15.3	13.8	0.8	0.7
Total Net Periodic Benefit Cost	$12.2	$7.3	$2.1	$1.6

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$23.1	$24.3	$3.7	$4.5
Interest cost	67.2	67.0	16.5	17.8
Expected return on assets	(99.6)	(117.7)	(12.9)	(15.6)
Amortization of prior service cost (credit)	(0.2)	0.3	(3.6)	(3.9)
Recognized actuarial loss	45.9	41.6	2.4	2.8
Total Net Periodic Benefit Cost	$36.4	$15.5	$6.1	$5.6

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
NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air. Payments under this agreement were $16.0 million and $16.5 million for the nine months ended September 30, 2016 and 2015, respectively.

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
In June 2016, NiSource Finance entered into forward-starting interest rate swaps with an aggregate notional amount of $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the period from the effective date of the swaps to the anticipated date of forecasted debt issuances, expected to take place by the end of 2018. The forward-starting interest rate swaps were designated as cash flow hedges at the time the agreements were executed, whereby any gain or loss recognized from the effective date of the swaps to the date the associated debt is issued for the effective portion of the hedge is recorded net of tax in AOCI and amortized as a component of interest expense over the life of the designated debt. If some portion of the hedges becomes ineffective, the associated gain or loss will be recognized in earnings. As of September 30, 2016, no ineffectiveness has been recorded.

On March 31, 2016, NiSource Finance entered into a $500.0 million term loan agreement with a syndicate of banks. The term loan matures March 29, 2019, at which point any and all outstanding borrowings under the agreement are due. Interest charged on borrowings depends on the variable rate structure elected by NiSource Finance at the time of each borrowing. The available variable rate structures from which NiSource Finance may choose are defined in the term loan agreement. As of September 30, 2016, NiSource had $500.0 million of outstanding borrowings under the term loan agreement.

On March 15, 2016, NiSource Finance redeemed $201.5 million of 10.75% senior unsecured notes at maturity.

15.    Short-Term Borrowings
NiSource Finance currently maintains a $1.5 billion revolving credit facility with a syndicate of banks led by Barclays Capital with a termination date of July 1, 2020. The purpose of the facility is to fund ongoing working capital requirements including the provision of liquidity support for NiSource Finance's $1.5 billion commercial paper program, provide for issuance of letters of credit and for general corporate purposes. At September 30, 2016 and December 31, 2015, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. As of September 30, 2016 and December 31, 2015, NiSource had $824.0 million and $321.4 million, respectively, of commercial paper outstanding.
As of September 30, 2016 and December 31, 2015, NiSource had $14.7 million of stand-by letters of credit outstanding, all of which were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $235.0 million and $246.0 million as of September 30, 2016 and December 31, 2015, respectively. Refer to Note 9, "Transfers of Financial Assets," for additional information.

(in millions)	September 30, 2016	December 31, 2015
Commercial Paper weighted-average interest rate of 1.07% and 1.00% at September 30, 2016 and December 31, 2015, respectively	$824.0	$321.4
Accounts receivable securitization facility borrowings	235.0	246.0
Total Short-Term Borrowings	$1,059.0	$567.4

Given their turnover is less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

16.    Share-Based Compensation
The NiSource stockholders originally approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (“Omnibus Plan”) at the Annual Meeting of Stockholders held on May 11, 2010. Stockholders re-approved the Omnibus Plan as amended at the Annual Meeting of Stockholders held on May 12, 2015. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards and supersedes the long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”) and the Director Stock Incentive Plan (“Director Plan”). The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under either the 1994 Plan or the Director Plan, plus the number of shares that were awarded as a result of the Separation-related adjustments. At September 30, 2016, there were 4,991,665 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $3.6 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively, as well as related tax benefits of $1.4 million and $1.5 million, respectively. For the nine months ended September 30, 2016 and 2015, stock-based employee compensation expense of $11.1 million and $15.1 million was recognized, respectively, as well as related tax benefits of $4.3 million and $5.4 million, respectively. Additionally, NiSource adopted ASU 2016-09 in the third quarter of 2016 and recognized excess tax benefits from the distribution of vested share-based employee compensation in 2016. For the three and nine months ended September 30, 2016, zero and $7.2 million of such benefits were recorded, respectively. Refer to Note 2, "Recent Accounting Pronouncements," for additional information.
As of September 30, 2016, the total remaining unrecognized compensation cost related to non-vested awards amounted to $17.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.
Restricted Stock Units and Restricted Stock. During the nine months ended September 30, 2016, NiSource granted 62,031 restricted stock units and shares of restricted stock, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $1.3 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed over the vesting period which is generally three years. As of September 30, 2016, 1,670,941 non-vested (all of which are expected to vest) restricted stock units and shares of restricted stock were granted and outstanding.
Performance Shares. During the nine months ended September 30, 2016, NiSource granted 647,305 performance shares subject to service, performance and market conditions. The grant date fair value of the awards was $12.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed over the vesting period which is generally three years. A Monte Carlo analysis was used to value the portion of these awards dependent on market conditions. As of September 30, 2016, 647,305 non-vested (all of which are expected to vest) performance shares were granted and outstanding.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in shares of NiSource common stock. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions payable in shares of NiSource common stock to eligible employees based on earnings results; and eligible employees hired after January 1, 2010 receive a non-elective company contribution of 3% of eligible pay payable in shares of NiSource common stock. For the quarters ended September 30, 2016 and 2015, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $8.3 million and $4.8 million, respectively. For each of the nine months ended September 30, 2016 and 2015, NiSource recognized 401(k) match, profit sharing and non-elective contribution expenses of $22.5 million and $19.0 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At September 30, 2016, NiSource had issued stand-by letters of credit of approximately $14.7 million for the benefit of third parties.
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
As of September 30, 2016 and December 31, 2015, NiSource had recorded a liability of approximately $116.9 million and $123.2 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource recognizes costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for cleanup may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of contamination, the method of cleanup and the availability of cost recovery. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its liability as information is collected and estimates become more refined.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third-party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2016. The total estimated liability at NiSource related to the facilities subject to remediation was $108.3 million and $110.4 million at September 30, 2016 and December 31, 2015, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
Additional Issues Related to Individual Business Segments
The sections below describe various regulatory actions that affect individual business segments for which NiSource has retained a liability.
Electric Operations.
Compliance estimates disclosed below are reflective of NIPSCO's Integrated Resource Plan submitted to the IURC on November 1, 2016. See section D, "Other Matters" below for additional information.
Air
NIPSCO is subject to a number of air-quality mandates. The mandates, which include the NSR Consent Decree, the MATS, the CPP and the Cross State Air Pollution Rule, have required and may require NIPSCO to make capital improvements to its electric generating stations. NIPSCO has made substantially all of the capital improvements necessary to comply with the NSR Consent Decree and the MATS. NIPSCO will incur future maintenance and monitoring costs to ensure continued compliance with the regulations. These costs are not expected to be material. A significant portion of the compliance costs have been or are currently being collected through rates. NIPSCO believes ongoing maintenance and monitoring costs will be eligible for recovery through rates.
Clean Power Plan: On October 23, 2015, the EPA issued a final rule to regulate CO2 emissions from existing fossil-fuel EGUs under section 111(d) of the CAA. The final rule establishes national CO2 emission-rate standards that are applied to each state’s mix of affected EGUs to establish state-specific emission-rate and mass-emission limits. The final rule requires each state to submit a plan indicating how the state will meet the EPA's emission-rate or mass-emission limit, including possibly imposing reduction obligations on specific units. If a state does not submit a satisfactory plan, the EPA will impose a federal plan on that state. On February 9, 2016, the U.S. Supreme Court stayed implementation of the CPP until litigation is decided on its merits. The cost to comply with this rule will depend on a number of factors, including the outcome of CPP litigation, the requirements of the state plan or final federal plan, and the level of NIPSCO's required CO2 emission reductions. It is possible that this new rule, comprehensive federal or state GHG legislation or other GHG regulation could result in additional expense or compliance costs that could materially impact NiSource's financial results. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time. Should costs be incurred to comply with the CPP, NIPSCO believes such costs will be eligible for recovery through rates.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Cross State Air Pollution Rule: On September 7, 2016, the EPA issued a final rule to address interstate air quality impacts associated with the 2008 ozone NAAQS. Under the final rule, NIPSCO is required to meet a more stringent NOx emission allocation. Based on current projections, NIPSCO does not anticipate that this matter will have a material financial impact.
Water
On August 15, 2014, the EPA issued the final Phase II Rule of the Clean Water Act Section 316(b), which requires all large existing steam electric generating stations to meet certain performance standards to reduce the effects on aquatic organisms at their cooling water intake structures. Under this rule, stations will have to either demonstrate that the performance of their existing fish protection systems meet the new standards or develop new systems, such as a closed-cycle cooling tower. The cost to comply will depend on a number of factors, including evaluation of the various compliance options available under the regulation and permitting-related determinations by IDEM. NIPSCO estimates that the cost of compliance is between zero and $35 million, dependent upon study results, agency requirements and technology ultimately required to achieve compliance.
On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. The rule imposes new water treatment and discharge requirements on NIPSCO's electric generating facilities to be applied between 2018-2023. Based upon a preliminary engineering study, capital compliance costs are currently expected to cost approximately $170 million. NIPSCO believes that the costs associated with ELG compliance will be eligible for recovery through rates.
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
The publication of the CCR rule resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. Refer to Note 5, "Asset Retirement Obligations," for further information. In addition, to comply with the rule, NIPSCO will be required to incur future capital expenditures to modify its infrastructure and manage CCRs. Based upon a preliminary engineering study, capital compliance costs are currently expected to cost approximately $230 million. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. NIPSCO believes that the costs associated with CCR compliance will be eligible for recovery through rates.
D. Other Matters.
Transmission Upgrade Agreements. On February 11, 2014, NIPSCO entered into TUAs with upgrade sponsors to complete upgrades on NIPSCO’s transmission system on behalf of those sponsors. The upgrade sponsors agreed to reimburse NIPSCO for the total cost to construct transmission upgrades and place them into service, multiplied by a rate of 1.71 ("the multiplier").
On June 10, 2014, certain upgrade sponsors for both TUAs filed a complaint at the FERC against NIPSCO regarding the multiplier stated in the TUAs. On June 30, 2014, NIPSCO filed an answer defending the terms of the TUAs and the just and reasonable nature of the multiplier charged therein and moved for dismissal of the complaint. On December 8, 2014, the FERC issued an order in response to the complaint finding that it is appropriate for NIPSCO to recover, through the multiplier, substantiated costs of ownership related to the TUAs. On August 10, 2016, NIPSCO reached settlement with all remaining parties to the complaint and filed with the FERC for approval. An order from the Commission is pending. NIPSCO will continue to monitor developments in this matter and does not believe the conclusion of this matter will result in a material impact to the Condensed Consolidated Financial Statements (unaudited).
At the time the TUAs were executed, it was assumed the proceeds received from the upgrade sponsors would be taxable to NIPSCO. Accordingly, the multiplier included a provision for such taxes. On June 10, 2016, the US Treasury Department issued a notice regarding transfers of property to regulated utilities by electric generators, stating that transfers within the scope of the notice will not be treated as taxable. In response to this notice, NIPSCO recorded a liability of $8.6 million to reflect the estimated amount owed to the upgrade sponsors for the portion of the multiplier previously collected for taxes. This activity is recorded within "Other, net" in the Condensed Statements of Consolidated Income (Loss) (unaudited).

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

NIPSCO 2016 Integrated Resource Plan. Environmental, regulatory and economic factors, including low natural gas prices and aging coal-fired units, have led NIPSCO to consider modifying its current electric generation supply mix to include less coal-fired generation. Due to enacted CCR and ELG legislation, NIPSCO would expect to incur over $1 billion in operating, maintenance, environmental and other costs over the next seven years if the current fleet of coal-fired generating units remain operational.

On November 1, 2016, NIPSCO submitted its 2016 Integrated Resource Plan with the IURC. The plan evaluates demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the next twenty years. The 2016 Integrated Resource Plan indicates that the most viable option for customers and NIPSCO involves the retirement of Bailly Generating Station (Units 7 and 8) as soon as mid-2018 and two units (Units 17 and 18) at the R.M. Schahfer Generating Station by the end of 2023. It is projected over the long term that the cost to customers to retire these units at these dates will be lower than maintaining and upgrading them for continuing generation.

NiSource and NIPSCO committed to the retirement of the Bailly Generating Station units in connection with the filing of the 2016 Integrated Resource Plan. However, retirement of these units is subject to the approval of MISO, which is responsible for coordinating, controlling and monitoring the use of the electric transmission system by utilities, generators and marketers across parts of 15 U.S. states and the Canadian province of Manitoba. NIPSCO currently expects MISO to be ready to render its decision with respect to the retirement of the Bailly units in late November or early December of 2016.

NiSource expects to incur approximately $16 million in contract termination costs in connection with early retirement of these units at Bailly. NiSource also expects to incur charges related to voluntary employee severance benefits ranging from $10 million to $15 million. NiSource expects to incur such charges, totaling $26 million to $31 million, if and when MISO approval is received. Additionally, if NiSource is ultimately not permitted to fully recover the net book value of the Bailly units, it could reduce future net income and cash flows.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015:

Three Months Ended September 30, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2016	$2.0	$(139.7)	$(18.6)	$(156.3)
Other comprehensive loss before reclassifications	(0.3)	(22.9)	—	(23.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.2	0.5
Net current-period other comprehensive income (loss)	(0.3)	(22.6)	0.2	(22.7)
Balance as of September 30, 2016	$1.7	$(162.3)	$(18.4)	$(179.0)

Nine Months Ended September 30, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(0.5)	$(15.5)	$(19.1)	$(35.1)
Other comprehensive income (loss) before reclassifications	2.3	(148.0)	—	(145.7)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	1.2	0.7	1.8
Net current-period other comprehensive income (loss)	2.2	(146.8)	0.7	(143.9)
Balance as of September 30, 2016	$1.7	$(162.3)	$(18.4)	$(179.0)

Three Months Ended September 30, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2015	$—	$(20.0)	$(24.4)	$(44.4)
Other comprehensive income (loss) before reclassifications	0.5	(0.2)	(1.3)	(1.0)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.4	1.1	1.3
Net current-period other comprehensive income (loss)	0.3	0.2	(0.2)	0.3
Distribution of CPG to shareholders (Refer to Note 4, "Discontinued Operations")	—	13.9	10.6	24.5
Balance as of September 30, 2015	$0.3	$(5.9)	$(14.0)	$(19.6)

Nine Months Ended September 30, 2015 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$0.3	$(23.6)	$(27.3)	$(50.6)
Other comprehensive income (loss) before reclassifications	0.3	(0.2)	1.2	1.3
Amounts reclassified from accumulated other comprehensive loss	(0.3)	2.0	1.5	3.2
Net current-period other comprehensive income	—	1.8	2.7	4.5
Allocation of AOCI to noncontrolling interest	—	2.0	—	2.0
Distribution of CPG to shareholders (Refer to Note 4, "Discontinued Operations")	—	13.9	10.6	24.5
Balance as of September 30, 2015	$0.3	$(5.9)	$(14.0)	$(19.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.    Business Segment Information
At September 30, 2016, NiSource’s operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Revenues
Gas Distribution Operations
Unaffiliated	$392.4	$384.6	$1,935.6	$2,349.3
Intersegment	3.1	0.1	9.6	0.4
Total	395.5	384.7	1,945.2	2,349.7
Electric Operations
Unaffiliated	465.4	428.4	1,249.2	1,199.5
Intersegment	0.4	0.2	0.6	0.6
Total	465.8	428.6	1,249.8	1,200.1
Corporate and Other
Unaffiliated	3.5	4.2	10.7	5.2
Intersegment	100.5	94.1	298.1	288.1
Total	104.0	98.3	308.8	293.3
Eliminations	(104.0)	(94.4)	(308.3)	(289.1)
Consolidated Gross Revenues	$861.3	$817.2	$3,195.5	$3,554.0
Operating Income (Loss)
Gas Distribution Operations	$4.3	$20.0	$392.7	$394.9
Electric Operations	112.8	98.5	251.5	214.2
Corporate and Other	(3.4)	(8.8)	(10.9)	(28.7)
Consolidated Operating Income	$113.7	$109.7	$633.3	$580.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

20.    Supplemental Cash Flow Information
The following table provides additional information regarding NiSource’s Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in millions)	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$131.2	$130.7
Assets acquired under a capital lease	4.0	5.5
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized	$305.5	$354.1
Cash paid for income taxes	5.8	20.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

Note regarding forward-looking statements
This Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, and including statements regarding market risk sensitive instruments, contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, the Separation and any and all underlying assumptions and other statements that are not historical fact. From time to time, NiSource may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of NiSource, are also expressly qualified by these cautionary statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
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

CONSOLIDATED REVIEW
Executive Summary
NiSource is an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are fully regulated natural gas and electric utility companies serving customers in seven states. NiSource generates substantially all of its operating income through these rate-regulated businesses. A significant portion of NiSource’s operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, net revenues from gas sales are more significant, and during the cooling season, which is primarily from June through September, net revenues from electric sales are more significant than in other months.
NiSource reported income from continuing operations of $23.7 million, or $0.07 per basic share for the three months ended September 30, 2016, compared to $14.8 million, or $0.05 per basic share for the same period in 2015. For the nine months ended September 30, 2016, NiSource reported income from continuing operations of $239.3 million, or $0.74 per basic share compared to $134.2 million, or $0.42 per basic share for the same period in 2015.
Impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations” and “Results and Discussion of Segment Operations.”
As part of its long-term regulated infrastructure investment program, NiSource invested $1,083.4 million across its gas and electric utilities during the first nine months of 2016. In total, NiSource expects to invest approximately $1.5 billion in capital expenditures during 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

NiSource believes that through cash generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2016. At September 30, 2016, NiSource had approximately $677.4 million of net liquidity available, consisting of cash and available capacity under its revolving credit facility and accounts receivable securitization programs.
Platform for Growth
NiSource’s utilities continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states in our service area. To date, NiSource has executed against approximately $3.1 billion of an estimated $30 billion in total projected long-term regulated utility infrastructure investments. As noted above, NiSource expects to invest approximately $1.5 billion in capital expenditures during 2016 to continue to modernize and improve its system across all seven states. NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures, and embarks on long-term investment programs. These strategies will help improve reliability and safety, enhance customer service and reduce emissions while generating sustainable returns.
Additionally, NiSource is pursuing regulatory and legislative initiatives that will allow residential customers not currently on NiSource's system to obtain gas service in a cost effective manner.
The discussion below summarizes significant regulatory developments that transpired during the quarter ended September 30, 2016 including periods prior to the filing of this 10-Q:
Gas Distribution Operations

•
Columbia of Kentucky's base rate case is progressing on schedule with a settlement reached on October 20, 2016 and a hearing scheduled November 1, 2016 with the Kentucky PSC. The settlement includes a revenue increase of $13.4 million, and will allow for continued system modernization and pipeline safety investments to improve overall system safety and reliability. A PSC decision is expected by the end of the year.

•
On September 2, 2016, the parties to Columbia of Pennsylvania's base rate case pending before the Pennsylvania PUC filed a joint petition for settlement. The case seeks to adjust Columbia of Pennsylvania’s base rates in support of the company’s continued upgrades and replacement of its infrastructure, and to recover increases in the company’s safety-related operating and maintenance costs. If the settlement is approved as filed, it would result in a $35.0 million annual revenue increase. The settlement also includes incentives to expand gas service to commercial customers. An order approving the settlement was issued from the Pennsylvania PUC on October 27, 2016, with new rates to be implemented in December 2016.

•
On September 28, 2016, Columbia of Virginia implemented updated interim base rates subject to refund. The new rates are part of its base rate case which remains pending before the VSCC. The request seeks to adjust Columbia of Virginia’s base rates to recover investments and other costs associated with the company’s ongoing initiatives to improve the overall safety and reliability of its distribution system and to grow the system in response to increasing customer demand for service. If approved as filed, the case would result in an annual revenue increase of $37.0 million. A VSCC decision is expected in early 2017.

•
At Columbia of Maryland, an administrative law judge recommended approval of a settlement agreement in its base rate case with the staff of the MPSC and the Maryland Office of People’s Counsel. Filed on April 15, 2016, the case seeks to adjust Columbia of Maryland’s base rates to support the continued replacement of aging infrastructure and the adoption of increased pipeline safety upgrades. The settlement includes an annual revenue increase of $3.7 million and provisions to encourage customer growth. There were no appeals to the administrative law judge's proposed order. As such, it became the order of the MPSC and new rates took effect on October 27, 2016.

•
NIPSCO continues to execute on its seven-year, approximately $800 million gas infrastructure modernization program to further improve system reliability and safety. In August, the company filed its semi-annual tracker update covering an additional $67 million of investments made in the first half of 2016. An order is expected from the IURC in the fourth quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Electric Operations

•
New rates became effective on October 1, 2016 under NIPSCO's electric base rate case settlement, which was approved by the IURC on July 18, 2016. The settlement provides a platform for NIPSCO’s continued electric infrastructure investments and service improvements for customers, and increases NIPSCO’s annual base rate revenues by $72.5 million.

•
NIPSCO is focused on executing on its seven-year electric infrastructure modernization program, which includes enhancements to electric transmission and distribution infrastructure designed to improve system safety and reliability. On July 12, 2016, the IURC approved NIPSCO’s settlement related to the program. It included approval to recover approximately $1.25 billion of investments made through 2022. The company expects to begin recovering on approximately $46 million of these investments in February 2017.

•
NIPSCO’s two major electric transmission projects remain on schedule with anticipated in-service dates in the second half of 2018. The 100-mile 345-kV and 65-mile 765-kV projects are designed to enhance region-wide system flexibility and reliability. Substation, line and tower construction are under way for both projects. These projects involve a total investment of approximately $525 million to $600 million for NIPSCO.

•
On November 1, 2016, NIPSCO submitted its Integrated Resource Plan to the IURC. The Integrated Resource Plan process is conducted by Indiana electricity providers to outline their plans to meet their customers' anticipated long-term energy needs. The NIPSCO team has worked constructively with stakeholders to develop a balanced plan focused on providing customers affordable, clean energy while maintaining flexibility for future technology and market changes. The plan remains consistent with the future generation strategy previewed in August 2016. As outlined in the Integrated Resource Plan, NIPSCO will also file with the IURC for approval to construct required environmental investments at its Michigan City and Schahfer generating facilities.

Refer to Note 6, “Regulatory Matters,” as well as to Note 17-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of regulatory matters as well as planned generation station requirements.
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
Results of Operations
Quarter Ended September 30, 2016
Income from Continuing Operations
Income from continuing operations was $23.7 million, or $0.07 per basic share, for the three months ended September 30, 2016, compared to $14.8 million, or $0.05 per basic share, for the third quarter of 2015. Operating income was $113.7 million, an increase of $4.0 million from the same period in 2015. Basic average shares of common stock outstanding at September 30, 2016 were 322.3 million compared to 318.1 million at September 30, 2015.
Comparability of line item operating results between quarterly periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the quarter ended September 30, 2016, were $643.1 million, a $35.0 million increase from the same period last year. This increase in net revenues was primarily due to the following:

•
Gas Distribution Operations’ net revenues for the third quarter of 2016 increased $8.6 million from the same period in 2015. Of this increase, $8.8 million is attributable to continued regulatory and service investments, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
Electric Operations' net revenues for the third quarter of 2016 increased $30.4 million from the same period in 2015. Of this increase, $13.5 million is due to continued regulatory and service investments resulting from increased capital spend on electric transmission projects and environmental investments, while $11.3 million is attributable to the effects of warmer weather. Additionally, net revenues increased due to higher regulatory and depreciation trackers, which are offset in expense, of $5.9 million.

Operating Expenses
Operating expenses for the third quarter of 2016 were $529.4 million, an increase of $31.0 million from the 2015 period. This increase was primarily due to higher outside service costs of $18.2 million and increased employee and administrative expenses of $15.9 million.
Other Income (Deductions)
Other Income (Deductions) reduced income by $81.5 million in the third quarter of 2016 compared to a reduction in income of $89.1 million in the prior year. The change in Other Income (Deductions) is due primarily to decreased interest expense resulting from maturities of long-term debt.
Income Taxes
Refer to Note 11, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes.
Results of Operations
Nine Months Ended September 30, 2016
Income from Continuing Operations
Income from continuing operations was $239.3 million, or $0.74 per basic share, for the nine months ended September 30, 2016, compared to $134.2 million, or $0.42 per basic share, for the nine months ended September 30, 2015. Operating income was $633.3 million, an increase of $52.9 million from the same period in 2015. Basic average shares of common stock outstanding at September 30, 2016 were 321.4 million compared to 317.4 million at September 30, 2015.
Comparability of line item operating results between year-to-date periods is impacted by regulatory and tax trackers that allow for the recovery in rates of certain costs such as bad debt expense. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
Net Revenues
Total consolidated net revenues (gross revenues less cost of sales) for the nine months ended September 30, 2016, were $2,245.9 million, a $0.8 million decrease from the same period last year. This decrease in net revenues was primarily due to the following:

•
Gas Distribution Operations’ net revenues for the nine months ended September 30, 2016 decreased $44.2 million from the same period in 2015. The decrease in net revenues is due primarily to lower regulatory and tax trackers, offset in expense, of $73.7 million and the effects of warmer weather of $28.6 million. Additionally, net revenues decreased by $5.1 million due to lower industrial, residential and commercial usage. These decreases in net revenues were partially offset by higher net revenues from regulatory and service investments of $61.5 million, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program and increased customer count of $7.9 million.

•
Electric Operations' net revenues for the nine months ended September 30, 2016 increased $47.2 million from the same period in 2015. Of this increase, $28.1 million is attributable to continued regulatory and service investments resulting from increased capital spend on electric transmission projects and environmental investments. Additionally, net revenues were higher due to increased regulatory and depreciation trackers, which are offset in expense, of $18.4 million and the effects of weather of $11.9 million. These increases were partially offset by $7.8 million of regulatory-deferred MISO costs which were fully amortized in the current year and increased fuel handling costs of $4.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Operating Expenses
Operating expenses for the nine months ended September 30, 2016 were $1,612.6 million, a decrease of $53.7 million from the 2015 period. This decrease was primarily due to lower regulatory, depreciation and tax trackers, which are offset in net revenues, of $55.3 million, decreased other taxes of $11.7 million and lower environmental expenses of $10.7 million. Additionally, operating expenses decreased due to lower material and supplies expenses of $7.8 million and decreased amortization expense of $7.2 million. These decreases in operating expense were partially offset by increased outside service costs of $31.6 million and higher depreciation of $13.0 million.
Other Income (Deductions)
Other Income (Deductions) reduced income by $263.4 million for the nine months ended September 30, 2016 compared to a reduction in income of $371.5 million in the prior year. The change in Other Income (Deductions) is due primarily to a loss on early extinguishment of long-term debt of $97.2 million in the second quarter of 2015 and decreased interest expense resulting from maturities of long-term debt. These changes were partially offset by a 2016 expense resulting from a recent tax notice impacting NIPSCO's TUAs.
Income Taxes
Refer to Note 11, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes.

Liquidity and Capital Resources
Operating Activities
Net cash from operating activities from continuing operations for the nine months ended September 30, 2016 was $532.8 million, a decrease of $373.5 million compared to the nine months ended September 30, 2015. This decrease was driven by a combination of changes in weather, gas prices and the related approved rates for recovery, which significantly impacted regulatory assets, regulatory liabilities and working capital between the two periods. During 2015, natural gas prices were declining faster than the gas cost adjustments being collected from customers, resulting in an associated source of cash from working capital. During 2016, these over-collected gas costs from 2015 were returned to customers, resulting in a use of working capital.

Pension and Other Postretirement Plan Funding. NiSource expects to make contributions of approximately $3.0 million to its pension plans and approximately $22.2 million to its other postretirement benefit plans in 2016, which could change depending on market conditions. For the nine months ended September 30, 2016, NiSource contributed $2.7 million to its pension plans and $18.6 million to its other postretirement benefit plans.

Income Taxes. As of September 30, 2016, NiSource has a recorded deferred tax asset of $543.4 million related to a Federal NOL carryforward. As a result of being in an NOL position, NiSource was not required to make any cash payments for Federal income tax purposes during the nine months ended September 30, 2016 and 2015. This NOL carryforward expires in 2030, however NiSource expects to fully utilize the carryforward benefit prior to its expiration.

Investing Activities
The decrease in net cash from investing activities from continuing operations for the nine months ended September 30, 2016 when compared to 2015 was attributable to approximately $3.8 billion in cash received from CPG in 2015 in conjunction with the Separation, primarily from the settlement of inter-company borrowings and the payment of a one-time special dividend, in addition to increased capital expenditures in 2016.

NiSource’s capital expenditures for the nine months ended September 30, 2016 were $1,083.4 million compared to $923.4 million for the comparable period in 2015. The increase in capital spend was driven by favorable weather conditions in 2016 which allowed for extended periods of construction as well as an increase in planned capital expenditures in the current year. NiSource projects 2016 capital expenditures to be approximately $1.5 billion.

Financing Activities
Short-term Debt. Refer to Note 15, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Long-term Debt. Refer to Note 14, “Long-term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.

Net Available Liquidity. As of September 30, 2016, an aggregate of $677.4 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

The following table displays NiSource's liquidity position as of September 30, 2016:

(in millions)
Current Liquidity
Revolving Credit Facility	$1,500.0
Accounts Receivable Program(1)	235.0
Less:
Drawn on Revolving Credit Facility	—
Commercial Paper	824.0
Accounts Receivable Program Utilized	235.0
Letters of Credit Outstanding Under Credit Facility	14.7
Add:
Cash and Cash Equivalents	16.1
Net Available Liquidity	$677.4
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.

Debt Covenants. NiSource is subject to financial covenants under its revolving credit facility and term loan agreement, which require NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of September 30, 2016, the ratio was 67.0%.

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

As of September 30, 2016, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $36.9 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

Equity. NiSource has a shelf registration statement on file with the SEC that originally authorized NiSource to issue 400,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, 322,564,310 shares of common stock were outstanding. NiSource has no preferred stock outstanding as of September 30, 2016.

Contractual Obligations. Aside from the previously referenced term loan issuance and repayment of long-term debt, there were no material changes recorded during the nine months ended September 30, 2016 to NiSource’s contractual obligations as of December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Market Risk Disclosures
Risk is an inherent part of NiSource’s business. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal market risks that are involved in NiSource’s business: commodity price risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. NiSource’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These may include but are not limited to market, operational, financial, compliance and strategic risk types. In recognition of the increasingly varied and complex nature of the energy business, NiSource’s risk management process, policies and procedures continue to evolve and are subject to ongoing review and modification.
Commodity Price Risk
NiSource is exposed to commodity price risk as a result of its subsidiaries’ operations involving natural gas and power. To manage this market risk, NiSource’s subsidiaries use derivatives, including commodity futures contracts, swaps, forwards and options. NiSource is not involved in speculative energy trading activity.
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
There are no material commodity risk management assets or liabilities as of September 30, 2016 or December 31, 2015.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.0 million and $6.8 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $7.5 million for the three and nine months ended September 30, 2015, respectively. NiSource is also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances. NiSource may use several strategies including interest rate hedges and liability management transactions to manage this risk.

As of September 30, 2016, NiSource has forward-starting interest rate swaps with an aggregate notional value totaling $1.5 billion. Refer to Note 7, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.

Credit Risk
Due to the nature of the industry, credit risk is embedded in many of NiSource’s business activities. NiSource’s extension of credit is governed by a Corporate Credit Risk Policy. In addition, Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness and credit risk mitigation efforts. Exposures to credit risks are monitored by the risk management function which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative-related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to NiSource at a future date per execution of contractual terms and conditions, or when counterparties are obligated to settle an amount owed to NiSource under a financial agreement. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash and letters of credit.

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

Other Information

Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended September 30, 2016.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net Revenues
Sales revenues	$395.5	$384.7	$1,945.2	$2,349.7
Less: Cost of gas sold (excluding depreciation and amortization)	76.1	73.9	569.6	929.9
Net Revenues	319.4	310.8	1,375.6	1,419.8
Operating Expenses
Operation and maintenance	213.4	196.4	668.3	714.2
Depreciation and amortization	64.3	58.5	188.8	172.8
Loss on sale of assets	—	0.8	—	0.8
Other taxes	37.4	35.1	125.8	137.1
Total Operating Expenses	315.1	290.8	982.9	1,024.9
Operating Income	$4.3	$20.0	$392.7	$394.9
Revenues
Residential	$247.7	$246.0	$1,254.9	$1,606.0
Commercial	71.6	72.1	402.7	549.0
Industrial	36.4	36.8	139.9	171.0
Off-System sales	19.9	14.0	59.4	71.3
Other	19.9	15.8	88.3	(47.6)
Total	$395.5	$384.7	$1,945.2	$2,349.7
Sales and Transportation (MMDth)
Residential	13.7	14.5	169.5	198.0
Commercial	16.3	16.4	114.7	130.2
Industrial	130.4	127.4	393.7	397.8
Off-System sales	7.4	5.2	27.3	24.7
Other	—	0.1	—	(0.2)
Total	167.8	163.6	705.2	750.5
Heating Degree Days	33	43	3,297	3,936
Normal Heating Degree Days	85	85	3,608	3,576
% Colder (Warmer) than Normal	(61)%	(49)%	(9)%	10%
Customers
Residential			3,088,512	3,058,415
Commercial			280,563	277,525
Industrial			7,519	7,233
Other			13	14
Total			3,376,607	3,343,187

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Customer Usage. Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Industrial, residential and commercial usage for the nine months ended September 30, 2016 decreased from the same period last year primarily due to warmer weather compared to the prior year. While historically, rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput, rather than in a fixed charge, operating costs are largely incurred on a fixed basis, and do not fluctuate due to changes in customer usage. As a result, Gas Distribution Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which Gas Distribution Operations operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts received regulatory approval of a decoupling mechanism which adjusts revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland and Columbia of Virginia have received regulatory approval to implement a revenue normalization adjustment for certain customer classes, which is a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a pilot residential weather normalization adjustment. Columbia of Kentucky has had approval for a weather normalization adjustment for many years. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight-fixed-variable rate design.

Environmental Matters
Currently, various environmental matters impact the Gas Distribution Operations segment. As of September 30, 2016, liabilities have been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Gas Distribution Operations segment.

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

Weather in the Gas Distribution Operations’ territories for the third quarter of 2016 was 61% warmer than normal and 23% warmer than the same period in 2015. However, this weather variance had an immaterial effect on net revenues for the quarter ended September 30, 2016 compared to 2015 as a result of lower volumes during the summer months.

Weather in the Gas Distribution Operations’ territories for the nine months ended September 30, 2016 was 9% warmer than normal and 16% warmer than the same period in 2015, decreasing net revenues by approximately $29 million for the nine months ended September 30, 2016 compared to 2015.

Throughput
Total volumes sold and transported of 167.8 MMDth for the third quarter of 2016 increased by 4.2 MMDth from the same period in 2015. This 3% increase in volumes was primarily attributable to increased off-system sales opportunities in 2016.

Total volumes sold and transported of 705.2 MMDth for the nine months ended September 30, 2016 decreased by 45.3 MMDth from the same period in 2015. This 6% decrease in volumes was primarily attributable to warmer weather in 2016.
Results of Operations
Quarter Ended September 30, 2016

Operating Income
For the third quarter of 2016, Gas Distribution Operations reported operating income of $4.3 million, a decrease of $15.7 million from the comparable 2015 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Gas Distribution Operations

Net revenues for the third quarter of 2016 were $319.4 million, an increase of $8.6 million from the same period in 2015. Of this increase, $8.8 million is attributable to continued regulatory and service investments, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to "Other" gross revenues was a revenue increase of $4.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively.

Operating expenses were $24.3 million higher than the comparable period reflecting increased employee and administrative expenses of $9.2 million, higher outside service costs of $8.9 million and increased depreciation of $5.8 million due to increased capital expenditures placed in service.
Results of Operations
Nine Months Ended September 30, 2016

Operating Income
For the nine months ended September 30, 2016, Gas Distribution Operations reported operating income of $392.7 million, a decrease of $2.2 million from the comparable 2015 period.

Net revenues for the nine months ended September 30, 2016 were $1,375.6 million, a decrease of $44.2 million from the same period in 2015. The decrease in net revenues is due primarily to lower regulatory and tax trackers, offset in expense, of $73.7 million and the effects of warmer weather of $28.6 million. Additionally, net revenues decreased by $5.1 million due to lower industrial, residential and commercial usage. These decreases in net revenues were partially offset by higher net revenues from regulatory and service investments of $61.5 million, including the impact of new rates at Columbia of Massachusetts and Columbia of Pennsylvania, as well as the implementation of new rates under Columbia of Ohio's approved infrastructure replacement program and increased customer count of $7.9 million.

At NIPSCO, the adjustment to "Other" gross revenues, as discussed above, was a revenue increase of $15.2 million and a revenue decrease of $92.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Operating expenses were $42.0 million lower than the comparable period reflecting lower regulatory and tax trackers which are offset in net revenues, of $73.7 million along with decreased other taxes of $3.9 million. These decreases in operating expense were partially offset by higher depreciation of $16.0 million due to increased capital expenditures placed in service, higher outside service costs of $12.4 million and increased employee and administrative expenses of $11.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Net Revenues
Sales revenues	$465.8	$428.6	$1,249.8	$1,200.1
Less: Cost of sales (excluding depreciation and amortization)	142.0	135.2	380.0	377.5
Net Revenues	323.8	293.4	869.8	822.6
Operating Expenses
Operation and maintenance	127.6	110.2	372.1	359.7
Depreciation and amortization	66.9	68.6	202.8	199.3
Other taxes	16.5	16.1	43.4	49.4
Total Operating Expenses	211.0	194.9	618.3	608.4
Operating Income	$112.8	$98.5	$251.5	$214.2
Revenues
Residential	$145.1	$125.3	$346.1	$333.2
Commercial	127.1	120.6	336.2	338.6
Industrial	155.8	153.4	469.4	489.3
Wholesale	3.7	5.0	8.8	13.8
Other	34.1	24.3	89.3	25.2
Total	$465.8	$428.6	$1,249.8	$1,200.1
Sales (Gigawatt Hours)
Residential	1,147.5	1,001.9	2,744.9	2,584.6
Commercial	1,102.8	1,066.7	2,954.8	2,935.8
Industrial	2,356.3	2,270.3	7,072.2	6,990.7
Wholesale	2.3	76.9	3.6	194.8
Other	39.7	36.1	104.8	105.2
Total	4,648.6	4,451.9	12,880.3	12,811.1
Cooling Degree Days	681	529	966	758
Normal Cooling Degree Days	570	570	799	799
% Warmer (Cooler) than Normal	19%	(7)%	21%	(5)%
Electric Customers
Residential			405,895	403,468
Commercial			55,418	54,841
Industrial			2,341	2,351
Wholesale			742	746
Other			2	3
Total			464,398	461,409

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

Electric Supply
Refer to Note 17-D, “Other Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on electric supply.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

Regulatory Matters
Refer to Note 6, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on significant rate developments and cost recovery and trackers for the Electric Operations segment.

Environmental Matters
Currently, various environmental matters impact the Electric Operations segment. As of September 30, 2016, liabilities have been recorded to cover probable environmental response actions. Refer to Note 17-C, “Environmental Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding environmental matters for the Electric Operations segment.

Transmission Upgrade Agreements
Refer to Note 17-D, “Other Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding TUAs for the Electric Operations segment.

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

Weather in the Electric Operations’ territories for the third quarter of 2016 was 19% warmer than normal and 29% warmer than the same period in 2015, increasing net revenues approximately $11.3 million for the quarter ended September 30, 2016 compared to 2015.

Weather in the Electric Operations’ territories for the nine months ended September 30, 2016 was 21% warmer than normal and 27% warmer than the same period in 2015, increasing net revenues approximately $11.9 million for the nine months ended September 30, 2016 compared to 2015.

Sales
Electric Operations sales quantities for the third quarter of 2016 were 4,648.6 gwh, an increase of 196.7 gwh compared to the same period in 2015. The 4% increase is primarily attributable to warmer weather in the third quarter of 2016.

Electric Operations sales quantities for the nine months ended September 30, 2016 were 12,880.3 gwh, an increase of 69.2 gwh compared to the same period in 2015; a 1% increase.
Results of Operations
Quarter Ended September 30, 2016

Operating Income
For the third quarter of 2016, Electric Operations reported operating income of $112.8 million, an increase of $14.3 million from the comparable 2015 period.

Net revenues for the third quarter of 2016 were $323.8 million, an increase of $30.4 million from the same period in 2015. Of this increase, $13.5 million is due to continued regulatory and service investments resulting from increased capital spend on electric transmission projects and environmental investments, while $11.3 million is attributable to the effects of warmer weather. Additionally, net revenues increased due to higher regulatory and depreciation trackers, which are offset in expense, of $5.9 million.

At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustment to "Other" gross revenues was a revenue increase of $16.1 million and a revenue increase of $11.3 million for the three months ended September 30, 2016 and 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NiSource Inc.
Electric Operations

Operating expenses were $16.1 million higher than the comparable period reflecting increased outside service costs of $8.6 million, higher employee and administrative expenses of $7.0 million and increased regulatory and depreciation trackers, which are offset in net revenues, of $5.9 million. These increases in operating expense were partially offset by lower depreciation and amortization expense of $4.3 million driven by a TDSIC-related deferral in the third quarter of 2016 and reduced amortization of regulatory assets in 2016.
Results of Operations
Nine Months Ended September 30, 2016

Operating Income
For the nine months ended September 30, 2016, Electric Operations reported operating income of $251.5 million, an increase of $37.3 million from the comparable 2015 period.

Net revenues for the nine months ended September 30, 2016 were $869.8 million, an increase of $47.2 million from the same period in 2015. Of this increase, $28.1 million is attributable to continued regulatory and service investments resulting from increased capital spend on electric transmission projects and environmental investments. Additionally, net revenues were higher due to increased regulatory and depreciation trackers, which are offset in expense, of $18.4 million and the effects of weather of $11.9 million. These increases were partially offset by $7.8 million of regulatory-deferred MISO costs which were fully amortized in the current year and increased fuel handling costs of $4.6 million.

At NIPSCO, the adjustment to "Other" gross revenues, as discussed above, was a revenue increase of $34.5 million and a revenue decrease of $13.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Operating expenses were $9.9 million higher than the comparable period reflecting increased outside service costs of $18.8 million and higher regulatory and depreciation trackers, which are offset in net revenues, of $18.4 million. These increases in operating expense were partially offset by lower environmental costs of $10.0 million, decreased amortization expense of $7.2 million, lower other taxes of $6.0 million and decreased material and supplies expenses of $5.3 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
The officers of NiSource and NIPSCO committed to the retirement of Bailly Generating Station units with the filing of the 2016 Integrated Resource Plan; however, such retirement is subject to the approval of MISO. Refer to Note 17-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of the planned retirements of the Bailly Generating Station units.

ITEM 6. EXHIBITS
NiSource Inc.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	November 1, 2016	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)