Form 10-Q
period 2017-03-31
NISOURCE INC/DE
filed 2017-05-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                    Accelerated filer ☐        Emerging growth company ☐
Non-accelerated filer ☐                      Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 324,667,071 shares outstanding at April 24, 2017.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2017

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Capital Markets	NiSource Capital Markets, Inc.
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company
NiSource or the Company	NiSource Inc.
NiSource Finance	NiSource Finance Corp.

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
CAA	Clean Air Act
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CIAC	Contributions In Aid of Construction
CO2	Carbon Dioxide
CPP	Clean Power Plan
DPU	Department of Public Utilities
DSM	Demand Side Management
ECR	Environmental Cost Recovery
ECT	Environmental Cost Tracker
EFV	Excess flow valve
EGUs	Electric Utility Generating Units
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
gwh	Gigawatt hours
IBM	International Business Machines Corporation
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies

DEFINED TERMS
LIFO	Last in, first out
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MPSC	Maryland Public Service Commission
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pure Air	Pure Air on the Lake LP
RCRA	Resource Conservation and Recovery Act
ppb	Parts per billion
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
Note regarding forward-looking statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, strategies, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, NiSource’s debt obligations; any changes in NiSource’s credit rating; NiSource’s ability to execute its growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; NiSource's ability to obtain expected financial or regulatory outcomes; any damage to NiSource's reputation; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential and commercial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairments of goodwill or definite-lived intangible assets; changes in taxation and accounting principles; potential incidents and other operating risks associated with our business; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; advances in technology; the ability of NiSource's subsidiaries to generate cash; uncertainties related to the expected benefits of NiSource's separation from Columbia Pipeline Group, Inc. on July 1, 2015, and other matters set forth in the “Risk Factors” section of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2017	2016
Net Revenues
Gas Distribution	$836.5	$737.8
Gas Transportation	338.6	301.7
Electric	421.7	392.2
Other	1.8	4.9
Gross Revenues	1,598.6	1,436.6
Cost of Sales (excluding depreciation and amortization)	552.3	496.5
Total Net Revenues	1,046.3	940.1
Operating Expenses
Operation and maintenance	410.5	354.7
Depreciation and amortization	143.3	132.8
Gain on sale of assets and impairments, net	—	(0.1)
Other taxes	76.0	71.3
Total Operating Expenses	629.8	558.7
Operating Income	416.5	381.4
Other Income (Deductions)
Interest expense, net	(85.2)	(90.5)
Other, net	1.2	0.7
Total Other Deductions, Net	(84.0)	(89.8)
Net Income before Income Taxes	332.5	291.6
Income Taxes	121.2	105.0
Net Income	211.3	186.6
Earnings Per Share
Basic Earnings Per Share	$0.65	$0.58
Diluted Earnings Per Share	$0.65	$0.58
Dividends Declared Per Common Share	$0.35	$0.31
Basic Average Common Shares Outstanding	323.7	320.3
Diluted Average Common Shares	325.3	322.5

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2017	2016
Net Income	$211.3	$186.6
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities(1)	0.4	1.7
Net unrealized gain (loss) on cash flow hedges(2)	4.9	(70.7)
Unrecognized pension and OPEB benefit(3)	0.2	0.3
Total other comprehensive income (loss)	5.5	(68.7)
Comprehensive Income	$216.8	$117.9
(1) Net unrealized gain on available-for-sale securities, net of $0.2 million and $0.9 million tax expense in the first quarter of 2017 and 2016, respectively.
(2) Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $3.0 million tax expense and $43.6 million tax benefit in the first quarter of 2017 and 2016, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.1 million tax expense in the first quarter of 2017 and 2016, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2017	December 31, 2016
ASSETS
Property, Plant and Equipment
Utility plant	$19,680.6	$19,368.0
Accumulated depreciation and amortization	(6,701.5)	(6,613.7)
Net utility plant	12,979.1	12,754.3
Other property, at cost, less accumulated depreciation	309.8	313.7
Net Property, Plant and Equipment	13,288.9	13,068.0
Investments and Other Assets
Unconsolidated affiliates	6.5	6.6
Other investments	194.1	193.3
Total Investments and Other Assets	200.6	199.9
Current Assets
Cash and cash equivalents	28.4	26.4
Restricted cash	10.8	9.6
Accounts receivable (less reserve of $32.3 and $23.3, respectively)	813.8	847.0
Gas inventory	79.5	279.9
Materials and supplies, at average cost	97.5	101.7
Electric production fuel, at average cost	98.5	112.8
Exchange gas receivable	18.8	5.4
Regulatory assets	184.8	248.7
Prepayments and other	139.1	130.6
Total Current Assets	1,471.2	1,762.1
Other Assets
Regulatory assets	1,657.7	1,636.7
Goodwill	1,690.7	1,690.7
Intangible assets	239.9	242.7
Deferred charges and other	86.9	91.8
Total Other Assets	3,675.2	3,661.9
Total Assets	$18,635.9	$18,691.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 324,474,051 and 323,159,672 shares outstanding, respectively	$3.3	$3.3
Treasury stock	(93.1)	(88.7)
Additional paid-in capital	5,174.7	5,153.9
Retained deficit	(874.2)	(972.2)
Accumulated other comprehensive loss	(19.6)	(25.1)
Total Common Stockholders’ Equity	4,191.1	4,071.2
Long-term debt, excluding amounts due within one year	5,590.7	6,058.2
Total Capitalization	9,781.8	10,129.4
Current Liabilities
Current portion of long-term debt	809.3	363.1
Short-term borrowings	1,514.2	1,488.0
Accounts payable	461.6	539.4
Dividends payable	56.7	—
Customer deposits and credits	166.3	264.1
Taxes accrued	216.6	195.4
Interest accrued	67.5	120.3
Exchange gas payable	23.3	83.7
Regulatory liabilities	131.6	116.7
Legal and environmental	33.8	37.4
Accrued compensation and employee benefits	107.0	161.4
Other accruals	76.2	82.7
Total Current Liabilities	3,664.1	3,452.2
Other Liabilities
Risk management liabilities	52.9	44.5
Deferred income taxes	2,644.3	2,528.0
Deferred investment tax credits	13.1	13.4
Accrued insurance liabilities	85.1	82.8
Accrued liability for postretirement and postemployment benefits	700.0	713.4
Regulatory liabilities	1,234.1	1,265.1
Asset retirement obligations	261.3	262.6
Other noncurrent liabilities	199.2	200.5
Total Other Liabilities	5,190.0	5,110.3
Commitments and Contingencies (Refer to Note 14, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$18,635.9	$18,691.9
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2017	2016
Operating Activities
Net Income	$211.3	$186.6
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Depreciation and amortization	143.3	132.8
Deferred income taxes and investment tax credits	109.4	95.1
Other adjustments	11.0	10.0
Changes in Assets and Liabilities:
Components of working capital	(117.5)	(37.9)
Regulatory assets/liabilities	69.3	(81.3)
Other noncurrent assets	(1.2)	0.2
Other noncurrent liabilities	(14.5)	(2.3)
Net Operating Activities from Continuing Operations	411.1	303.2
Net Operating Activities used for Discontinued Operations	—	(0.3)
Net Cash Flows from Operating Activities	411.1	302.9
Investing Activities
Capital expenditures	(312.0)	(301.0)
Cost of removal	(31.4)	(21.6)
Other investing activities	(0.8)	7.3
Net Cash Flows used for Investing Activities	(344.2)	(315.3)
Financing Activities
Repayments of long-term debt and capital lease obligations	(36.6)	(204.3)
Premiums and other debt related costs	—	(0.3)
Change in short-term borrowings, net	26.2	277.9
Issuance of common stock	6.4	4.3
Acquisition of treasury stock	(4.4)	(7.4)
Dividends paid - common stock	(56.5)	(49.6)
Net Cash Flows from (used for) Financing Activities	(64.9)	20.6
Change in cash and cash equivalents from continuing operations	2.0	8.5
Change in cash and cash equivalents used for discontinued operations	—	(0.3)
Cash and cash equivalents at beginning of period	26.4	15.5
Cash and Cash Equivalents at End of Period	$28.4	$23.7

Supplemental Disclosures of Cash Flow Information

Three Months Ended March 31, (in millions)	2017	2016
Non-cash transactions:
Capital expenditures included in current liabilities	$133.9	$108.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2017	$3.3	$(88.7)	$5,153.9	$(972.2)	$(25.1)	$4,071.2
Comprehensive Income (Loss):
Net Income	—	—	—	211.3	—	211.3
Other comprehensive income, net of tax	—	—	—	—	5.5	5.5
Common stock dividends ($0.35 per share)	—	—	—	(113.3)	—	(113.3)
Treasury stock acquired	—	(4.4)	—	—	—	(4.4)
Stock issuances:
Employee stock purchase plan	—	—	1.1	—	—	1.1
Long-term incentive plan	—	—	3.9	—	—	3.9
401(k) and profit sharing	—	—	13.3	—	—	13.3
Dividend reinvestment plan	—	—	2.5	—	—	2.5
Balance as of March 31, 2017	$3.3	$(93.1)	$5,174.7	$(874.2)	$(19.6)	$4,191.1

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance as of January 1, 2017	326,664	(3,504)	323,160
Treasury Stock acquired		(184)	(184)
Issued:
Employee stock purchase plan	49	—	49
Long-term incentive plan	763	—	763
401(k) and profit sharing	577	—	577
Dividend reinvestment plan	109	—	109
Balance as of March 31, 2017	328,162	(3,688)	324,474

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

NiSource is currently evaluating the impact of certain ASUs on its Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited), which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The pronouncement changes how defined benefit pension and other postretirement benefit plans present net periodic benefit cost. The service cost component of net periodic benefit cost will be included with other employee compensation costs whereas other components of the net periodic benefit cost will be disclosed separately outside of income from operations in the income statement. Additionally, only the service cost component of net periodic benefit cost will be eligible for capitalization.
		Annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted.	NiSource is currently evaluating the impact of adoption on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients	The pronouncement clarifies implementation guidance in ASU 2014-09 on assessing collectability, noncash consideration and the presentation of sales and other similar taxes collected from customers.	Annual periods beginning after December 15, 2017, including interim periods therein. Early adoption is permitted for annual or interim periods beginning after December 15, 2016.
NiSource has formed an internal stakeholder group to promote information sharing and communication of the new requirements. Additionally, NiSource participates in an informal forum of industry peers where questions can be asked and interpretations of the new standard can be shared. Recently, involvement in this group has resulted in additional clarity on industry-specific issues such as treatment of CIAC, scoping of tariff arrangements and presentation of alternative revenue programs. This clarity will help to further NiSource's adoption efforts. NiSource has separated its various revenue streams into high-level categories, which serve as the basis for accounting analysis and documentation as it relates to the pronouncement's impact on NiSource's revenues. Substantially all of NiSource’s revenues are tariff based, which NiSource concluded will be in scope of ASC 606. NiSource has also undertaken efforts to outline mock footnote disclosures intended to satisfy ASC 606's disclosure requirements. NiSource expects to adopt this ASU effective January 1, 2018. As of March 31, 2017, NiSource has not concluded on a method of adoption.

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
NiSource has formed an internal stakeholder group that meets periodically to share information and gather data related to leasing activity at NiSource. This includes compiling a list of all contracts that could meet the definition of a lease under the new standard and evaluating the accounting for these contracts under the new standard to determine the ultimate impact the new standard will have on NiSource’s financial statements. Also this procedure has identified process improvements to ensure data from newly initiated leases is captured to comply with the new standard. This work included the assistance of a third-party advisory firm. As of March 31, 2017, no conclusion has been reached as to when NiSource will adopt this standard.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
NiSource elected to adopt this ASU effective January 1, 2017. The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
NiSource elected to adopt this pronouncement during the third quarter of 2016. Upon adoption, NiSource elected to begin accounting for forfeitures of share-based awards as they occur. The impact of this change was not material. Additionally, NiSource recorded a $25.3 million credit to beginning retained deficit. This adjustment represents excess tax benefits generated in years prior to 2016 that were previously not recognized in stockholders' equity due to NOLs in those years. Both of these adjustments were adopted on a modified retrospective basis. Lastly, NiSource recorded income tax benefits of $7.2 million related to excess tax benefits generated in 2016. This provision was adopted on a prospective basis. However, because NiSource adopted the standard during an interim period, the standard required this $7.2 million benefit be reflected as though it was adopted as of January 1, 2016. Quarter-to-date March 31, 2016 and June 30, 2016 earnings per share from continuing operations increased by $0.02 and $0.00, respectively, as a result of the adoption. For additional information, see Note 2, "Recent Accounting Pronouncements" in NiSource's 10-Q for the quarterly period ended September 30, 2016.

3.    Earnings Per Share

Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The computation of diluted average common shares is as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Denominator
Basic average common shares outstanding	323,681	320,281
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	360	45
Shares restricted under employee stock plans	1,265	2,134
Diluted Average Common Shares	325,306	322,460

4.    Gas in Storage
Both the LIFO inventory methodology and the weighted-average cost methodology are used by NiSource to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year end. NiSource had a temporary LIFO liquidation debit of $20.6 million and zero as of March 31, 2017 and December 31, 2016, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

5.    Regulatory Matters
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
Columbia of Ohio. On November 28, 2012, the PUCO approved Columbia of Ohio’s application to extend its IRP for an additional five years (2013-2017), allowing Columbia of Ohio to continue to invest and recover on its accelerated main replacements. Columbia of Ohio filed its application to adjust rates associated with its IRP and DSM Riders on February 27, 2017, which requested authority to increase revenues by approximately $31.5 million. On March 23, 2017, the PUCO Staff filed comments which recommended approval of the application with only minor revisions. The PUCO issued an order on April 26, 2017, approving Columbia of Ohio's application. New rates went into effect on May 1, 2017.
On December 27, 2016, Columbia of Ohio filed its Notice of Intent to file an application that will request authority for Columbia of Ohio to extend its IRP for an additional five years (2018-2022). Columbia of Ohio’s application was filed on February 27, 2017. An order is expected by the end of 2017.
NIPSCO Gas. On April 30, 2013, then Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On December 28, 2016, the IURC issued an order on the seven-year plan (2014-2020) within TDSIC-5 approving NIPSCO’s updated estimate of TDSIC-eligible investments of $824 million. The order also included approval to begin recovery of $211.6 million of cumulative net capital spend through June 30, 2016. New rates went into effect on January 1, 2017. On February 28, 2017, NIPSCO filed TDSIC-6 requesting approval of $271.3 million of cumulative net capital spend through December 31, 2016. An order is expected in June 2017, with new rates effective July 1, 2017.
Columbia of Massachusetts. On July 7, 2014, the Governor of Massachusetts signed into law Chapter 149 of the Acts of 2014, An Act Relative to Natural Gas Leaks (“the Act”). The Act authorizes natural gas distribution companies to file gas infrastructure replacement plans with the Massachusetts DPU to address the replacement of aging natural gas pipeline infrastructure. In addition, the Act provides that the Massachusetts DPU may, after review of the plans, allow the proposed estimated costs of the plan into rates as of May 1 of the subsequent year. On October 31, 2016, Columbia of Massachusetts filed its GSEP for the 2017 construction year. Columbia of Massachusetts is proposing to recover an incremental $8.4 million for a cumulative revenue requirement of $17.2 million. An order was received from the Massachusetts DPU on April 28, 2017, and rates went into effect on May 1, 2017.
Columbia of Virginia. On April 29, 2016, Columbia of Virginia filed a request with the VSCC, seeking an annual revenue increase of $37.0 million. The case was driven by Columbia of Virginia's ongoing capital program to modernize its infrastructure and to expand and upgrade its facilities to meet customer growth, as well as expenditures related to employee training and compliance with pipeline safety regulations. On September 28, 2016, Columbia of Virginia implemented updated interim base rates subject

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

to refund. On January 17, 2017, Columbia of Virginia presented a stipulation and proposed recommendation, representing a settlement by all parties to the proceeding that included a base revenue increase of $28.5 million. On February 8, 2017, the hearing examiner in the case filed a report recommending approval of the stipulation and proposed recommendation. On March 17, 2017, by final order, the VSCC approved the settlement agreement without modification. Under terms of the final order, Columbia of Virginia will refund within 90 days the difference between the interim customer rates implemented in 2016 and the rates approved by the final order.
Columbia of Maryland. On April 14, 2017, Columbia of Maryland filed a request with the MPSC to adjust its base rates so it can continue to expedite the replacement of aging pipe as well as adopt pipeline safety upgrades. If approved as filed, the rate adjustment would result in an annual revenue increase of approximately $6 million. An order is expected by the end of 2017.
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
Certain operating costs of the Electric Operations are significant, recurring in nature, and generally outside the control of NIPSCO. The IURC allows for recovery of such costs through cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for NIPSCO to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include electric energy efficiency programs, MISO non-fuel costs and revenues, resource capacity charges, federally mandated costs and environmental related costs.
A portion of NIPSCO's revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, a quarterly regulatory proceeding in Indiana.
NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, NIPSCO is permitted to recover (1) AFUDC and a return on the capital investment expended by NIPSCO to implement environmental compliance plan projects and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. On January 31, 2017, NIPSCO filed ECR-29 which included $261.1 million of net capital expenditures for the period ended December 31, 2016. An order was received from the IURC on April 26, 2017.
NIPSCO made a TDSIC rate adjustment mechanism filing on June 30, 2016 seeking recovery and ratemaking relief associated with $45.5 million of cumulative net capital expenditures invested through April 30, 2016. An IURC order approving NIPSCO's filing was received on January 25, 2017. New rates went into effect with the first billing cycle of February 2017.
On November 1, 2016, NIPSCO filed a petition with the IURC for relief regarding the construction of additional environmental projects required to comply with the final rules for regulation of CCRs and the ELG. An order is expected by the end of 2017. Refer to Note 14-C, “Environmental Matters,” for more information.
6.    Risk Management Activities

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Risk management assets and liabilities on NiSource’s derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	March 31, 2017	December 31, 2016
Risk Management Assets - Current(1)
Interest rate risk programs	$16.9	$17.0
Commodity price risk programs	3.1	7.4
Total	$20.0	$24.4
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$17.0	$17.1
Commodity price risk programs	1.9	7.5
Total	$18.9	$24.6
Risk Management Liabilities - Current(3)
Interest rate risk programs	$11.5	$15.3
Commodity price risk programs	0.9	1.5
Total	$12.4	$16.8
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$20.6	$24.5
Commodity price risk programs	32.3	20.0
Total	$52.9	$44.5
(1)Presented in "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).
(2)Presented in "Deferred charges and other" on the Condensed Consolidated Balance Sheets (unaudited).
(3)Presented in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited).

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
Interest Rate Risk Management
As of March 31, 2017, NiSource Finance has forward-starting interest rate swaps with an aggregate notional value totaling $1.5 billion to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by the end of 2018. These interest rate swaps are designated as cash flow hedges. The effective portions of the gains and losses related to these swaps are recorded to AOCI and are recognized in earnings concurrent with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in earnings. Earnings may also be impacted if the anticipated dates of forecasted debt issuances differ from the dates of the interest rate swaps.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Realized gains and losses from NiSource’s interest rate cash flow hedges are presented in “Interest expense, net” on the Condensed Statements of Consolidated Income (unaudited). There was no material income statement recognition of gains or losses relating to an ineffective portion of NiSource's hedges, nor were there amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at March 31, 2017 and December 31, 2016.
NiSource’s derivative instruments measured at fair value as of March 31, 2017 and December 31, 2016 do not contain any credit-risk-related contingent features.
In April 2017, NiSource Finance entered into additional forward-starting interest rate swaps with an aggregate notional amount of $200.0 million with anticipated dates of forecasted debt issuances through the end of 2017.
7.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

Recurring Fair Value Measurements March 31, 2017 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017
Assets
Risk management assets	$1.5	$37.0	$0.4	$38.9
Available-for-sale securities	—	128.2	—	128.2
Total	$1.5	$165.2	$0.4	$167.1
Liabilities
Risk management liabilities	$1.8	$63.5	$—	$65.3
Total	$1.8	$63.5	$—	$65.3

Recurring Fair Value Measurements December 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Risk management assets	$5.4	$43.6	$—	$49.0
Available-for-sale securities	—	131.5	—	131.5
Total	$5.4	$175.1	$—	$180.5
Liabilities
Risk management liabilities	$1.2	$58.9	$1.2	$61.3
Total	$1.2	$58.9	$1.2	$61.3

Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2017 and December 31, 2016, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
NiSource Finance has entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These swaps are designated as cash flow hedges. Credit risk is considered in the fair value calculation of each interest rate swap. As they are based on observable data and valuations of similar instruments, the interest rate swaps are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and NiSource can settle the swaps at any time. For additional information see Note 6, "Risk Management Activities."
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). NiSource values U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income (loss).
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at March 31, 2017 and December 31, 2016 were:

March 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$33.8	$—	$(0.1)	$33.7
Corporate/Other debt securities	94.8	0.4	(0.7)	94.5
Total	$128.6	$0.4	$(0.8)	$128.2
December 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$35.0	$0.1	$(0.6)	$34.5
Corporate/Other debt securities	98.7	0.3	(2.0)	97.0
Total	$133.7	$0.4	$(2.6)	$131.5
For the three months ended March 31, 2017, the net realized loss on the sale of available-for-sale U.S. Treasury debt securities was $0.3 million. For the three months ended March 31, 2017, the net realized gain on the sale of available-for-sale Corporate/Other debt securities was $0.1 million. There were no net realized gains or losses on the sale of available-for-sale securities during the three months ended March 31, 2016.
The cost of maturities sold is based upon specific identification. At March 31, 2017, approximately $11.6 million of U.S. Treasury securities and approximately $5.5 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2017.
B.    Other Fair Value Disclosures for Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, customer deposits and short-term borrowings is a reasonable estimate of fair value due to their liquid or short-term nature. NiSource’s long-term borrowings are recorded at historical amounts.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following method and assumptions were used to estimate the fair value of each class of financial instruments.
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the three months ended March 31, 2017 there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2017	Estimated Fair Value as of March 31, 2017	Carrying Amount as of Dec. 31, 2016	Estimated Fair Value as of Dec. 31, 2016
Long-term debt (including current portion)	$6,400.0	$7,040.8	$6,421.3	$7,064.1

8.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they sell their customer accounts receivables to third party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between August 2017 and March 2018 and may be further renewed if mutually agreed to by all parties.
All receivables sold to the purchasers are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables sold is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2017, the maximum amount of debt that could be recognized related to NiSource’s accounts receivable programs is $490.0 million.
The following table reflects the gross and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2017 and December 31, 2016:

(in millions)	March 31, 2017	December 31, 2016
Gross Receivables	$623.0	$618.3
Less: Receivables not transferred	184.0	308.3
Net receivables transferred	$439.0	$310.0
Short-term debt due to asset securitization	$439.0	$310.0
For the three months ended March 31, 2017 and 2016, $129.0 million and $139.3 million was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.7 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. NiSource remains responsible for collecting on the receivables securitized and the receivables cannot be sold to another party.

9.    Goodwill
 The following presents NiSource’s goodwill balance allocated by segment as of March 31, 2017:

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

10.    Income Taxes

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2017 and 2016, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2017 and 2016 were 36.5% and 36.0%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 0.5% in 2017 versus the same period in 2016 is primarily due to changes in excess tax benefits on stock compensation.
There were no material changes recorded in the first quarter of 2017 to NiSource's uncertain tax positions as of December 31, 2016.
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
For the three months ended March 31, 2017, NiSource contributed $1.1 million to its pension plans and $7.6 million to its other postretirement benefit plans.
The following tables provide the components of the plans’ actuarially determined net periodic benefit cost for the three months ended March 31, 2017 and 2016:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost(1)	$7.5	$7.7	$1.2	$1.2
Interest cost(1)	17.2	22.4	4.5	5.5
Expected return on assets	(30.3)	(33.2)	(4.0)	(4.3)
Amortization of prior service credit	(0.2)	(0.1)	(1.1)	(1.2)
Recognized actuarial loss	13.4	15.3	0.8	0.8
Total Net Periodic Benefit Cost	$7.6	$12.1	$1.4	$2.0
(1)Effective January 1, 2017, NiSource adopted the methodology of using a full yield curve (spot rate) approach to estimate the service and interest components of net periodic benefit cost. This change in accounting estimate resulted in a decrease in these costs for the three months ended March 31, 2017 when compared to the same period in 2016.

12.    Long-Term Debt

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
NiSource announced on April 26, 2017, that it intends to merge NiSource Finance and Capital Markets into NiSource during the second half of 2017, pending receipt of applicable approvals. Upon completion of the mergers, NiSource will become the primary obligor of NiSource Finance's and Capital Markets' outstanding obligations. The mergers are not expected to have any impact on NiSource's consolidated financial statements or the credit ratings of outstanding debt securities.
On March 27, 2017, Capital Markets redeemed $30.0 million of 7.86% and $2.0 million of 7.85% medium term notes at maturity.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On April 3, 2017, Capital Markets redeemed $12.0 million of 7.82%, $10.0 million of 7.92%, $2.0 million of 7.93% and $1.0 million of 7.94% medium term notes at maturity.
13.    Short-Term Borrowings
NiSource generates short-term borrowings from its revolving credit facility, commercial paper program, letter of credit issuances and accounts receivable transfer programs. Each of these borrowing sources is described further below.
NiSource Finance maintains a revolving credit facility to fund ongoing working capital requirements including the provision of liquidity support for its $1.5 billion commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. NiSource Finance's revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays Bank. At March 31, 2017 and December 31, 2016, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. As of March 31, 2017 and December 31, 2016, NiSource had commercial paper outstanding of $1,075.2 million and $1,178.0 million, respectively.
As of March 31, 2017 and December 31, 2016, NiSource had $14.7 million of stand-by letters of credit outstanding, all of which were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $439.0 million and $310.0 million as of March 31, 2017 and December 31, 2016, respectively. Refer to Note 8, "Transfers of Financial Assets," for additional information.
Short-term borrowings were as follows:

(in millions)	March 31, 2017	December 31, 2016
Commercial Paper weighted-average interest rate of 1.37% and 1.24% at March 31, 2017 and December 31, 2016, respectively	$1,075.2	$1,178.0
Accounts receivable securitization facility borrowings	439.0	310.0
Total Short-Term Borrowings	$1,514.2	$1,488.0

Given their maturities are less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

14.    Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At March 31, 2017, NiSource had issued stand-by letters of credit of $14.7 million for the benefit of third parties.
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
As of March 31, 2017 and December 31, 2016, NiSource had recorded a liability of approximately $109.3 million and $111.4 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource recognizes costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact, the method of remediation and the availability of cost recovery. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its liability as information is collected and estimates become more refined.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third-party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2016. The total estimated liability at NiSource related to the facilities subject to remediation was $103.9 million and $105.5 million at March 31, 2017 and December 31, 2016, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
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
Water
ELG. On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. The rule imposes new water treatment and discharge requirements on NIPSCO's electric generating facilities to be applied between 2018 and 2023. On April 24, 2017, the Fifth Circuit Court of Appeals granted the EPA's motion to hold in abeyance the litigation challenging the ELG, while the EPA proceeds with review and reconsideration of the ELG. On April 25, 2017, the EPA published notice in the Federal Register that the EPA is reconsidering the ELG in response to two petitions for reconsideration and that the EPA administratively stays all future ELG compliance deadlines during its review. NIPSCO is unable to estimate the impact of the EPA stay and reconsideration at this time. Based upon a preliminary engineering study, capital compliance costs are currently expected to cost approximately $170 million. NIPSCO has filed a petition with the IURC seeking approval of the projects and to recover the costs associated with ELG compliance.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

At the time the TUAs were executed, it was assumed the proceeds received from the upgrade sponsors would be taxable to NIPSCO. Accordingly, the multiplier included a provision for such taxes. On June 10, 2016, the U.S. Treasury Department issued a notice regarding transfers of property to regulated utilities by electric generators, stating that transfers within the scope of the notice will not be treated as taxable. In response to this notice, NIPSCO recorded a liability of $8.6 million to reflect the estimated amount owed to the upgrade sponsors for the portion of the multiplier previously collected for taxes. This activity was recorded within "Other, net" in the 2016 Statement of Consolidated Income. On April 4, 2017, the U.S. Internal Revenue Service issued a private letter ruling to NIPSCO. The ruling provides that the deemed contribution of the intertie and all sums paid for construction meet the safe harbor requirements of Notice 2016-36 and, upon filing a change in accounting method, are excludable from gross income as a non-shareholder contribution to capital. The receipt of the private letter ruling will not have a material impact to the Condensed Consolidated Financial Statements (unaudited).
PHMSA Transmission. On March 17, 2016, PHMSA issued a proposed rule that would, if adopted, add new assessment and data requirements to existing transmission facilities that would necessitate expanded investigation and repair/replace activity on these facilities over the next 15 years. The comment period for the proposed rule closed on July 7, 2016. However, the final timing and scope of this rule remains uncertain. If adopted as proposed, this rule may require NiSource to incur significant incremental capital and operation and maintenance expenditures to achieve compliance. NiSource will continue to monitor this matter, and cannot reasonably estimate its impact at this time.
PHMSA EFV. On October 14, 2016, PHMSA issued a final rule that expands safety requirements for EFVs. Among the rule's provisions is a requirement for utilities to notify customers whose service lines are not currently equipped with an EFV of their right to request installation of an EFV. The rule took effect April 14, 2017. During 2017, NiSource's operating companies posted notifications on their websites in compliance with the rule and sought regulatory authority for their proposed cost recovery plans with their respective state regulatory commissions. The outcome of those proposed plans remains pending before the commissions. NiSource continues to evaluate the potential impacts of this regulation on its operations and cannot reasonably estimate its impact at this time.
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
On November 1, 2016, NIPSCO submitted its 2016 Integrated Resource Plan with the IURC. The plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing twenty years. The 2016 Integrated Resource Plan indicates that the most viable option for customers and NIPSCO involves the retirement of Bailly Generating Station (Units 7 and 8) as soon as mid-2018 and two units (Units 17 and 18) at the R.M. Schahfer Generating Station by the end of 2023. It is projected over the long term that the cost to customers to retire these units at these dates will be lower than maintaining and upgrading them for continuing generation.
NiSource and NIPSCO committed to the retirement of the Bailly Generating Station units in connection with the filing of the 2016 Integrated Resource Plan, pending approval by the MISO. In the fourth quarter of 2016, the MISO approved NIPSCO's plan to retire the Bailly Generating Station units by May 31, 2018. In accordance with ASC 980-360, the remaining net book value of the Bailly Generating Station units was reclassified from "Net utility plant" to "Other property, at cost, less accumulated depreciation" on the Condensed Consolidated Balance Sheets (unaudited).
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
NIPSCO Pure Air. NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years requiring NIPSCO to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

this agreement were $5.5 million and $4.9 million for the three months ended March 31, 2017 and 2016, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.
As further discussed above in this Note 14 under the heading "NIPSCO 2016 Integrated Resource Plan," NIPSCO plans to retire the generation station units serviced by Pure Air by May 31, 2018. In December 2016, as allowed by the provisions of the service agreement, NIPSCO provided Pure Air formal notice of intent to terminate the service agreement, effective May 31, 2018. Providing this notice to Pure Air triggered a contract termination liability of $16 million which was recorded in fourth quarter of 2016. This expense was included as part of the plant retirement-related charges discussed above. Payment of this liability is not due until NIPSCO ceases use of the scrubber services. The liability is presented in "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets (unaudited). In addition, NIPSCO remeasured the remaining capital lease asset and obligation to reflect the change in estimated remaining minimum lease payments. This remeasurement was a non-cash transaction that had no impact on the Statements of Consolidated Income.
Technology Services. On December 31, 2013, NiSource Corporate Services Company signed a seven-year agreement with IBM to continue to provide business process and support functions to NiSource under a combination of fixed and variable charges, with the variable charges fluctuating based on the actual need for such services. The agreement was effective January 1, 2014 with a commencement date of April 1, 2014.
In April 2017, NiSource initiated a process to terminate its agreement with IBM and is negotiating contracts with IT service providers other than IBM. Upon a termination of the agreement with IBM by NiSource for any reason (other than material breach by IBM), NiSource may be required to pay IBM a termination charge that could include a breakage fee, repayment of IBM’s capital investments not yet recovered and IBM’s wind-down expense, which, if payable, could be material.
15.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

Three Months Ended March 31, 2017 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2017	$(0.6)	$(6.9)	$(17.6)	$(25.1)
Other comprehensive income before reclassifications	0.2	4.6	0.1	4.9
Amounts reclassified from accumulated other comprehensive loss	0.2	0.3	0.1	0.6
Net current-period other comprehensive income	0.4	4.9	0.2	5.5
Balance as of March 31, 2017	$(0.2)	$(2.0)	$(17.4)	$(19.6)

Three Months Ended March 31, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(0.5)	$(15.5)	$(19.1)	$(35.1)
Other comprehensive income (loss) before reclassifications	1.7	(71.2)	0.1	(69.4)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.2	0.7
Net current-period other comprehensive income (loss)	1.7	(70.7)	0.3	(68.7)
Balance as of March 31, 2016	$1.2	$(86.2)	$(18.8)	$(103.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

16.    Business Segment Information
At March 31, 2017, NiSource’s operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended March 31,
(in millions)	2017	2016
Gross Revenues
Gas Distribution Operations
Unaffiliated	$1,176.3	$1,040.8
Intersegment	3.5	3.2
Total	1,179.8	1,044.0
Electric Operations
Unaffiliated	421.7	392.1
Intersegment	0.2	0.2
Total	421.9	392.3
Corporate and Other
Unaffiliated	0.6	3.7
Intersegment	119.6	98.8
Total	120.2	102.5
Eliminations	(123.3)	(102.2)
Consolidated Gross Revenues	$1,598.6	$1,436.6
Operating Income (Loss)
Gas Distribution Operations	$340.7	$314.9
Electric Operations	77.0	70.3
Corporate and Other	(1.2)	(3.8)
Consolidated Operating Income	$416.5	$381.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

CONSOLIDATED REVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of NiSource and its subsidiaries. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks.
Management’s Discussion is designed to provide an understanding of NiSource's operations and financial performance and should be read in conjunction with NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Refer to the “Business” section of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further discussion of its regulated utility business segments.
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
Summary of Consolidated Financial Results
On a consolidated basis, NiSource reported net income of $211.3 million, or $0.65 per basic share for the three months ended March 31, 2017, compared to $186.6 million, or $0.58 per basic share for the same period in 2016. The increase in net income during 2017 was due primarily to increased operating income, as discussed below.
For the three months ended March 31, 2017, NiSource reported operating income of $416.5 million compared to $381.4 million for the same period in 2016. The higher operating income was primarily due to increased net revenues from new rates from base-rate proceedings and infrastructure replacement programs and increased rates from incremental capital spend on electric transmission projects at NIPSCO, partially offset by lower net revenues due to warmer weather. Operating expenses increased due to higher employee and administrative expenses, increased outside service costs, higher materials and supplies expenses and increased depreciation expense, partially offset by decreased amortization.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations,” “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”
Capital Investment. In the three months ended 2017, NiSource invested $312.0 million in capital expenditures across its gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of NiSource's gas distribution system, construction of new electric transmission assets and maintaining NiSource’s existing electric generation fleet. NiSource continues to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expects to invest approximately $1.6 billion to $1.7 billion in capital during 2017 to continue to modernize and improve its system across all seven states.
Liquidity. NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2017 and beyond. At March 31, 2017 and December 31, 2016, NiSource had $788.5 million and $683.7 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Regulatory Developments
In the three months ended March 31, 2017, NiSource continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of its operating area. The discussion below summarizes significant regulatory developments that transpired during the first quarter of 2017:
Gas Distribution Operations

•
On March 17, 2017 the VSCC, by final order, approved a settlement agreement without modification in Columbia of Virginia's 2016 base rate case. The settlement allows for a $28.5 million annual revenue increase and for Columbia of Virginia to recover investments that improve the overall safety and reliability of its distribution system. The case also supported the growth of Columbia of Virginia's system driven by increased customer demand for service. Columbia of Virginia implemented interim base rates, subject to refund, on September 28, 2016. Under the terms of the final order, Columbia of Virginia will refund within 90 days the difference between the interim customer rates implemented in 2016 and the rates approved by the final order.

•
On April 26, 2017 the PUCO approved Columbia of Ohio's annual IRP rider adjustment. This order supports the continuation of significant infrastructure investment and allows for $31.5 million in increased annual revenue on approximately $235 million of investment.

•
On February 27, 2017 Columbia of Ohio filed an application with the PUCO for a five year extension of its IRP, which is currently authorized through December 31, 2017. This well-established pipeline replacement program covers accelerated replacement of priority mainline pipe and immediate replacement of targeted customer service lines. A PUCO order is expected by the end of the year.

•
On April 28, 2017 the Massachusetts DPU issued a decision on Columbia of Massachusetts' 2017 GSEP. This approval allows for recovery of investments of approximately $69 million through 2017 and an increase in annual revenues of $8.4 million, effective May 1, 2017.

•
On April 14, 2017, Columbia of Maryland filed a request with the MPSC to adjust its base rates so it can continue to expedite the replacement of aging pipe as well as adopt pipeline safety upgrades. If approved as filed, the rate adjustment would result in an annual revenue increase of approximately $6 million. An order is expected by the end of 2017.

•
NIPSCO continues to execute on its approved seven-year, $824 million gas infrastructure modernization program to further improve system reliability and safety. On February 28, 2017, NIPSCO filed its semi-annual tracker update with the IURC covering $61 million of investments that were made in the second half of 2016. An IURC order is expected in June 2017.

Electric Operations

•
NIPSCO continues to execute on its seven-year electric infrastructure modernization program, which includes enhancements to electric transmission and distribution infrastructure designed to improve system safety and reliability. The IURC-approved program represents approximately $1.25 billion of electric infrastructure investments expected to be made through 2022. NIPSCO began recovering on approximately $46 million of these investments with the first billing cycle of February 2017.

Refer to Note 5, “Regulatory Matters,” as well as to Note 14-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Results of Operations

Three Months Ended March 31, (in millions, except per share amounts)	2017	2016	2017 vs. 2016
Total Net Revenues	$1,046.3	$940.1	$106.2
Total Operating Expenses	629.8	558.7	71.1
Operating Income	416.5	381.4	35.1
Total Other Deductions, net	(84.0)	(89.8)	5.8
Income Taxes	121.2	105.0	16.2
Net Income	211.3	186.6	24.7
Basic Earnings Per Share	$0.65	$0.58	$0.07
Basic Average Common Shares Outstanding	323.7	320.3	3.4
Operating Income
Substantially all of NiSource's operating income is generated by the Gas Distribution Operations and Electric Operations segments, the results of which are discussed in further detail within "Results and Discussion of Segment Operations."
Other Income (Deductions), net
Other income (deductions), net reduced income by $84.0 million in the first quarter of 2017 compared to a reduction in income of $89.8 million in the prior year. This change is due primarily to decreased interest expense of $5.3 million resulting from maturities of long-term debt.
Income Taxes
Refer to Note 10, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, ($ in millions)	2017	2016	2017 vs. 2016
Net Revenues
Sales revenues	$1,179.8	$1,044.0	$135.8
Less: Cost of gas sold (excluding depreciation and amortization)	436.2	377.4	58.8
Net Revenues	743.6	666.6	77.0
Operating Expenses
Operation and maintenance	282.6	238.4	44.2
Depreciation and amortization	65.3	61.2	4.1
Other taxes	55.0	52.1	2.9
Total Operating Expenses	402.9	351.7	51.2
Operating Income	$340.7	$314.9	$25.8
Revenues
Residential	$801.8	$681.8	$120.0
Commercial	269.8	232.5	37.3
Industrial	71.5	61.5	10.0
Off-System	30.9	23.1	7.8
Other	5.8	45.1	(39.3)
Total	$1,179.8	$1,044.0	$135.8
Sales and Transportation (MMDth)
Residential	113.5	120.8	(7.3)
Commercial	69.4	71.6	(2.2)
Industrial	132.8	140.2	(7.4)
Off-System	10.8	12.1	(1.3)
Other	(0.1)	(0.1)	—
Total	326.4	344.6	(18.2)
Heating Degree Days	2,379	2,612	(233)
Normal Heating Degree Days	2,892	2,924	(32)
% Warmer than Normal	(18)%	(11)%
Gas Distribution Customers
Residential	3,152,326	3,128,567	23,759
Commercial	280,480	278,965	1,515
Industrial	6,225	6,460	(235)
Other	26	13	13
Total	3,439,057	3,414,005	25,052

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
Three months ended March 31, 2017 vs. March 31, 2016 Operating Income
For the first quarter of 2017, Gas Distribution Operations reported operating income of $340.7 million, an increase of $25.8 million from the comparable 2016 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Net revenues for first quarter of 2017 were $743.6 million, an increase of $77.0 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings and infrastructure replacement programs of $61.3 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in expense, of $22.3 million.

•	The effects of increased residential customer growth of $3.0 million.
Partially offset by:

•	The effects of warmer weather of $7.8 million.
Operating expenses were $51.2 million higher for the first quarter of 2017 compared to the same period in 2016. This change was primarily driven by:

•	Higher regulatory, tax and depreciation trackers, which are offset in net revenues, of $22.3 million.

•	Increased employee and administrative expenses of $14.3 million.

•	Higher outside service costs of $5.5 million.

•	Increased depreciation of $3.4 million and higher property taxes of $1.6 million due to higher capital expenditures placed in service.

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
Weather in the Gas Distribution Operations service territories for the first quarter of 2017 was about 18% warmer than normal and about 9% warmer than 2016, decreasing net revenues $7.8 million for the quarter ended March 31, 2017 compared to 2016.
Throughput
Total volumes sold and transported for the first quarter of 2017 were 326.4 MMDth, compared to 344.6 MMDth for 2016. This 5% decrease is primarily attributable to the effects of warmer weather and decreased off-system sales opportunities in 2017.
Economic Conditions
All NiSource Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered gas cost to be included in future customer billings.
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to other gross revenues for the three months ended March 31, 2017 and 2016 were a revenue decrease of $14.6 million and a revenue increase of $9.1 million, respectively.
Certain Gas Distribution Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions. These programs serve to further reduce NiSource's exposure to gas prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three Months Ended March 31, ($ in millions)	2017	2016	2017 vs. 2016
Net Revenues
Sales revenues	$421.9	$392.3	$29.6
Less: Cost of sales (excluding depreciation and amortization)	116.2	119.1	(2.9)
Net Revenues	305.7	273.2	32.5
Operating Expenses
Operation and maintenance	139.4	119.9	19.5
Depreciation and amortization	72.0	67.0	5.0
Other taxes	17.3	16.0	1.3
Total Operating Expenses	228.7	202.9	25.8
Operating Income	$77.0	$70.3	$6.7
Revenues
Residential	$115.7	$102.6	$13.1
Commercial	120.7	103.5	17.2
Industrial	179.1	161.8	17.3
Wholesale	2.8	2.5	0.3
Other	3.6	21.9	(18.3)
Total	$421.9	$392.3	$29.6
Sales (Gigawatt Hours)
Residential	752.6	803.6	(51.0)
Commercial	895.0	911.9	(16.9)
Industrial	2,363.3	2,420.7	(57.4)
Wholesale	20.2	—	20.2
Other	33.4	34.5	(1.1)
Total	4,064.5	4,170.7	(106.2)
Electric Customers
Residential	407,321	405,235	2,086
Commercial	55,692	55,170	522
Industrial	2,315	2,341	(26)
Wholesale	750	742	8
Other	2	—	2
Total	466,080	463,488	2,592

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three months ended March 31, 2017 vs. March 31, 2016 Operating Income
For the first quarter of 2017, Electric Operations reported operating income of $77.0 million, an increase of $6.7 million from the comparable 2016 period.
Net revenues for the first quarter of 2017 were $305.7 million, an increase of $32.5 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings of $20.9 million.

•	Higher regulatory and depreciation trackers, which are offset in expense, of $12.1 million.

•	Increased rates from incremental capital spend on electric transmission projects of $5.8 million.
Partially offset by:

•	Decreased residential and industrial usage of $3.3 million.

•	The effects of warmer weather of $4.0 million.
Operating expenses were $25.8 million higher for the first quarter of 2017 compared to the same period in 2016. This change was primarily driven by:

•	Higher regulatory and depreciation trackers, which are offset in net revenues, of $12.1 million.

•	Higher materials and supplies expenses of $6.7 million.

•	Increased outside service costs of $5.5 million, primarily due to generation-related maintenance.

•	Higher employee and administrative expenses of $2.9 million.
Partially offset by:

•	Decreased amortization expense of $3.6 million.
Weather
In general, NiSource calculates the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating or cooling degree days. NiSource's composite heating or cooling degree days reported do not directly correlate to the weather-related dollar impact on the results of Electric Operations. Heating or cooling degree days experienced during different times of the year may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite cooling degree day comparison.
Weather in the Electric Operations’ territories for the first quarter of 2017 was about 18% warmer than normal and about 9% warmer than 2016, decreasing net revenues $4.0 million for the quarter ended March 31, 2017 compared to 2016.
Sales
Electric Operations sales for the first quarter of 2017 were 4,064.5 gwh, a decrease of 106.2 gwh compared to the same period in 2016. The 3% decrease is primarily attributable to warmer weather in the first quarter of 2017.
Economic Conditions
NIPSCO has a state-approved recovery mechanism that provides a means for full recovery of prudently incurred fuel costs. Fuel costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The fuel costs included in revenues are matched with the fuel cost expense recorded in the period and the difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered fuel cost to be included in future customer billings.
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to other gross revenues for the three months ended March 31, 2017 and 2016 were a revenue decrease of $19.0 million and a revenue increase of $2.6 million, respectively.
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
On November 1, 2016, NIPSCO submitted its 2016 Integrated Resource Plan with the IURC. The plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing twenty years. The 2016 Integrated Resource Plan indicates that the most viable option for customers and NIPSCO involves the retirement of Bailly Generating Station (Units 7 and 8) as soon as mid-2018 and two units (Units 17 and 18) at the R.M. Schahfer Generating Station by the end of 2023. It is projected over the long term that the cost to customers to retire these units at these dates will be lower than maintaining and upgrading them for continuing generation.
NiSource and NIPSCO committed to the retirement of the Bailly Generating Station units in connection with the filing of the 2016 Integrated Resource Plan, pending approval by the MISO. In the fourth quarter of 2016, the MISO approved NIPSCO's plan to retire the Bailly Generating Station units by May 31, 2018.
In connection with the MISO's approval of NIPSCO's planned retirement of the Bailly Generating Station units, NiSource recorded $22.1 million of plant retirement-related charges in the fourth quarter of 2016. These charges were comprised of contract termination charges related to NIPSCO's capital lease with Pure Air, voluntary employee severance benefits and write downs of certain materials and supplies inventory balances. Refer to Note 14-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Operating Activities
Net cash from operating activities from continuing operations for the three months ended March 31, 2017 was $411.1 million, an increase of $107.9 million compared to the three months ended March 31, 2016. This increase was driven by a combination of changes in weather, gas prices and the related approved rates for recovery, which significantly impacted regulatory assets, regulatory liabilities and working capital between the two periods.
Regulatory Assets and Liabilities. During the three months ended March 31, 2016, over-collected gas costs from 2015 were returned to customers resulting in an a use of cash. For the three months ended March 31, 2017, the source of cash is primarily attributable to the collection of under-recovered gas costs from 2016 which resulted from increasing gas prices toward the end of the year.
Working Capital. The change in components of working capital is primarily related to lower accruals for commodity purchases in 2017 compared to 2016 as a result of warmer weather in the current year.
Pension and Other Postretirement Plan Funding. For the three months ended March 31, 2017, NiSource contributed $1.1 million to its pension plans and $7.6 million to its other postretirement benefit plans. In 2017, NiSource expects to make contributions of approximately $9.1 million to its pension plans and approximately $25.3 million to its other postretirement medical and life plans.
Income Taxes. As of March 31, 2017, NiSource has a recorded deferred tax asset of $577.5 million related to a Federal NOL carryforward. As a result of being in an NOL position, NiSource was not required to make any cash payments for Federal income tax purposes during the three months ended March 31, 2017 and 2016. This NOL carryforward expires in 2030, however NiSource expects to fully utilize the carryforward benefit prior to its expiration.
Investing Activities
Net cash used for investing activities from continuing operations for the three months ended March 31, 2017 was $344.2 million, an increase of $28.9 million compared to the three months ended March 31, 2016.This increase was attributable to increased capital expenditures in 2017 and increased spend on non-legal cost of removal activities at NIPSCO.
NiSource’s capital expenditures for the three months ended March 31, 2017 were $312.0 million compared to $301.0 million for the comparable period in 2016. The increase in capital spend was driven by favorable weather conditions in 2017 which allowed for extended periods of construction as well as an increase in planned capital expenditures in the current year. NiSource projects 2017 capital expenditures to be approximately $1.6 billion to $1.7 billion.
Financing Activities
Short-term Debt. Refer to Note 13, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt.
Long-term Debt. Refer to Note 12, “Long-term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.
Net Available Liquidity. As of March 31, 2017, an aggregate of $788.5 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays NiSource's liquidity position as of March 31, 2017 and December 31, 2016:

(in millions)	March 31, 2017	December 31, 2016
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	439.0	310.0
Less:
Drawn on Revolving Credit Facility	—	—
Commercial Paper	1,075.2	1,178.0
Accounts Receivable Program Utilized	439.0	310.0
Letters of Credit Outstanding Under Credit Facility	14.7	14.7
Add:
Cash and Cash Equivalents	28.4	26.4
Net Available Liquidity	$788.5	$683.7
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. NiSource is subject to financial covenants under its revolving credit facility and term loan agreement, which require NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of March 31, 2017, the ratio was 65.4%.
Sale of Trade Accounts Receivables. Refer to Note 8, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review the Company’s ratings, taking into account factors such as its capital structure and earnings profile. The following table includes NiSource's and certain subsidiaries' credit ratings and ratings outlook as of March 31, 2017. Aside from those disclosed below, there were no changes to credit ratings or outlooks since December 31, 2016.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource(1)	BBB+	Stable	Not rated	Not rated	BBB	Stable
Nisource Finance	BBB+	Stable	Baa2	Stable	BBB	Stable
Capital Markets	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Columbia of Massachusetts	BBB+	Stable	Baa2	Stable	Not rated	Not rated
Commercial Paper	A-2	Stable	P-2	Stable	F3	Stable
(1) In April 2017, Moody's assigned a Baa2 senior unsecured rating to NiSource, with a stable outlook.
Certain NiSource subsidiaries have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2017, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $37.2 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. NiSource has a shelf registration statement on file with the SEC that authorizes NiSource to issue an indeterminate amount of common stock and preferred stock, as well as other securities. The authorized capital stock of NiSource consists of 420,000,000 shares, $0.01 par value, of which 400,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2017, 324,474,051 shares of common stock were outstanding. NiSource has no preferred stock outstanding as of March 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Contractual Obligations. Aside from the previously referenced repayment of long-term debt, there were no material changes recorded during the three months ended March 31, 2017 to NiSource’s contractual obligations as of December 31, 2016.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
Refer to Note 14, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.
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
Refer to Note 6, "Risk Management Activities," in the Condensed Consolidated Financial Statements (unaudited) for further information on NiSource's commodity price risk assets and liabilities as of March 31, 2017 or December 31, 2016.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.8 million for the three months ended March 31, 2017 and $1.5 million for the three months ended March 31, 2016, respectively. NiSource is also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 6, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on NiSource's interest rate risk assets and liabilities as of March 31, 2017 and December 31, 2016.

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
Other Information
Critical Accounting Policies
Pension and Postretirement Benefits. On January 1, 2017, NiSource changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits. This change, compared to the previous method, resulted in a decrease in the actuarially-determined service and interest cost components. Historically, NiSource estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. NiSource now utilizes a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. NiSource believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rates on the yield curve. The benefit obligations measured under this approach are unchanged. NiSource accounted for this change as a prospective change in accounting estimate. For further information on NiSource’s pension and other postretirement benefits, see Note 11, “Pension and Other Postretirement Benefits,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

There were no additional significant changes to critical accounting policies for the period ended March 31, 2017.
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

ITEM 1A. RISK FACTORS

NiSource’s operations and financial results are subject to various risks and uncertainties, including those disclosed in NiSource’s most recent Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such risk factors.

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

NiSource Inc.
(Registrant)

Date:	May 3, 2017	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)