Form 10-K/A
period 2016-12-31
NISOURCE INC/DE
filed 2017-05-08
CIK 1111711

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
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12-b-2 of the Exchange Act.
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
There were 323,445,821 shares of Common Stock outstanding as of February 14, 2017.
Documents Incorporated by Reference
None.

Explanatory Note
We are filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2017 (the “Form 10-K”), solely for the purpose of inserting the last two paragraphs in the Report of Independent Registered Public Accounting Firm related to the effectiveness of internal control over financial reporting which were inadvertently omitted from the Form 10-K.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by restated and re-executed certifications on Exhibits 31.1 - 31.2 and Exhibits 32.1 - 32.2 by our Chief Executive Officer and Chief Financial Officer.
This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to the original filing date. Except as described above, no other changes have been made to the Form 10-K and we are not amending any other part of, or updating any other disclosures made in, the Form 10-K.

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

PART II
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the Company’s spin-off of its subsidiary Columbia Pipeline Group, Inc. on July 1, 2015.

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

PART IV
NISOURCE INC.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules filed as a part of this Form 10-K/A are included in Item 8, "Financial Statements and Supplementary Data."
Exhibits
The exhibits filed herewith as a part of this report on Form 10-K/A are listed on the Exhibit Index immediately following the signature page.
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

NiSource Inc.
(Registrant)

Date: May 8, 2017	By:	/s/ JOSEPH HAMROCK
Joseph Hamrock
President, Chief Executive Officer and Director
(Principal Executive Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF ITEM

(23)	Consent of Deloitte & Touche LLP.*

(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	XBRL Instance Document.*

(101.SCH)	XBRL Schema Document.*

(101.CAL)	XBRL Calculation Linkbase Document.*

(101.LAB)	XBRL Labels Linkbase Document.*

(101.PRE)	XBRL Presentation Linkbase Document.*

(101.DEF)	XBRL Definition Linkbase Document.*

*	Exhibit filed herewith.
References made to NIPSCO filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.