Form 10-Q
period 2017-06-30
NISOURCE INC/DE
filed 2017-08-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 325,870,354 shares outstanding at July 24, 2017.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2017

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Capital Markets	NiSource Capital Markets, Inc.
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company
NiSource or the Company	NiSource Inc.
NiSource Finance	NiSource Finance Corp.

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
CAA	Clean Air Act
CCRs	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CIAC	Contributions In Aid of Construction
CO2	Carbon Dioxide
CPP	Clean Power Plan
DPU	Department of Public Utilities
DSM	Demand Side Management
ECR	Environmental Cost Recovery
ECT	Environmental Cost Tracker
EFV	Excess flow valve
EGUs	Electric Utility Generating Units
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
gwh	Gigawatt hours
IBM	International Business Machines Corporation

DEFINED TERMS
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIFO	Last in, first out
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MPSC	Maryland Public Service Commission
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
OUCC	Office of Utility Consumer Counselor
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
Pure Air	Pure Air on the Lake LP
RCRA	Resource Conservation and Recovery Act
ppb	Parts per billion
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, NiSource’s debt obligations; any changes in NiSource’s credit rating; NiSource’s ability to execute its growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; NiSource's ability to obtain expected financial or regulatory outcomes; any damage to NiSource's reputation; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential and commercial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairments of goodwill or definite-lived intangible assets; changes in taxation and accounting principles; potential incidents and other operating risks associated with our business; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; advances in technology; the ability of NiSource's subsidiaries to generate cash; tax liabilities associated with the separation of Columbia Pipeline Group, Inc. on July 1, 2015, and other matters set forth in the “Risk Factors” section of NiSource’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net Revenues
Gas Distribution	$327.1	$294.2	$1,163.6	$1,032.0
Gas Transportation	204.9	207.8	543.5	509.5
Electric	458.0	391.5	879.7	783.7
Other	0.7	4.1	2.5	9.0
Gross Revenues	990.7	897.6	2,589.3	2,334.2
Cost of Sales (excluding depreciation and amortization)	276.8	234.9	829.1	731.4
Total Net Revenues	713.9	662.7	1,760.2	1,602.8
Operating Expenses
Operation and maintenance	391.1	337.6	801.6	692.3
Depreciation and amortization	142.2	136.9	285.5	269.7
Gain on sale of assets and impairments, net	(0.1)	(0.2)	(0.1)	(0.3)
Other taxes	56.2	50.2	132.2	121.5
Total Operating Expenses	589.4	524.5	1,219.2	1,083.2
Operating Income	124.5	138.2	541.0	519.6
Other Income (Deductions)
Interest expense, net	(87.7)	(86.0)	(172.9)	(176.5)
Other, net	3.8	(6.1)	5.0	(5.4)
Loss on early extinguishment of long-term debt	(111.5)	—	(111.5)	—
Total Other Deductions, Net	(195.4)	(92.1)	(279.4)	(181.9)
Income (Loss) from Continuing Operations before Income Taxes	(70.9)	46.1	261.6	337.7
Income Taxes	(26.6)	17.1	94.6	122.1
Income (Loss) from Continuing Operations	(44.3)	29.0	167.0	215.6
Loss from Discontinued Operations - net of taxes	(0.1)	(0.1)	(0.1)	(0.1)
Net Income (Loss)	(44.4)	28.9	166.9	215.5
Basic Earnings (Loss) Per Share
Continuing operations	$(0.14)	$0.09	$0.51	$0.67
Discontinued operations	—	—	—	—
Basic Earnings (Loss) Per Share	$(0.14)	$0.09	$0.51	$0.67
Diluted Earnings (Loss) Per Share
Continuing operations	$(0.14)	$0.09	$0.51	$0.67
Discontinued operations	—	—	—	—
Diluted Earnings (Loss) Per Share	$(0.14)	$0.09	$0.51	$0.67
Dividends Declared Per Common Share	$0.175	$0.165	$0.525	$0.475
Basic Average Common Shares Outstanding	325.1	321.7	324.4	321.0
Diluted Average Common Shares	325.1	323.2	325.8	322.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2017	2016	2017	2016
Net Income (Loss)	$(44.4)	$28.9	$166.9	$215.5
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities(1)	0.6	0.8	1.0	2.5
Net unrealized loss on cash flow hedges(2)	(16.8)	(53.5)	(11.9)	(124.2)
Unrecognized pension and OPEB benefit(3)	0.2	0.2	0.4	0.5
Total other comprehensive income (loss)	(16.0)	(52.5)	(10.5)	(121.2)
Comprehensive Income (Loss)	$(60.4)	$(23.6)	$156.4	$94.3
(1) Net unrealized gain on available-for-sale securities, net of $0.4 million tax expense in the second quarter of 2017 and 2016, respectively, and $0.6 million and $1.3 million tax expense for the six months ended 2017 and 2016, respectively.
(2) Net unrealized loss on derivatives on cash flow hedges, net of $10.3 million and $33.0 million tax benefit in the second quarter of 2017 and 2016, respectively, and $7.3 million and $76.6 million tax benefit for the six months ended 2017 and 2016, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.2 million tax expense in the second quarter of 2017 and 2016, respectively, and $0.3 million tax expense for the six months ended 2017 and 2016, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2017	December 31, 2016
ASSETS
Property, Plant and Equipment
Utility plant	$20,206.4	$19,368.0
Accumulated depreciation and amortization	(6,833.7)	(6,613.7)
Net utility plant	13,372.7	12,754.3
Other property, at cost, less accumulated depreciation	296.6	313.7
Net Property, Plant and Equipment	13,669.3	13,068.0
Investments and Other Assets
Unconsolidated affiliates	6.0	6.6
Other investments	195.1	193.3
Total Investments and Other Assets	201.1	199.9
Current Assets
Cash and cash equivalents	17.9	26.4
Restricted cash	14.9	9.6
Accounts receivable (less reserve of $26.0 and $23.3, respectively)	545.2	847.0
Gas inventory	194.3	279.9
Materials and supplies, at average cost	96.7	101.7
Electric production fuel, at average cost	102.2	112.8
Exchange gas receivable	35.1	5.4
Regulatory assets	183.2	248.7
Prepayments and other	91.3	130.6
Total Current Assets	1,280.8	1,762.1
Other Assets
Regulatory assets	1,659.4	1,636.7
Goodwill	1,690.7	1,690.7
Intangible assets	237.2	242.7
Deferred charges and other	84.2	91.8
Total Other Assets	3,671.5	3,661.9
Total Assets	$18,822.7	$18,691.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 325,756,677 and 323,159,672 shares outstanding, respectively	$3.3	$3.3
Treasury stock	(94.6)	(88.7)
Additional paid-in capital	5,225.3	5,153.9
Retained deficit	(975.6)	(972.2)
Accumulated other comprehensive loss	(35.6)	(25.1)
Total Common Stockholders’ Equity	4,122.8	4,071.2
Long-term debt, excluding amounts due within one year	6,777.4	6,058.2
Total Capitalization	10,900.2	10,129.4
Current Liabilities
Current portion of long-term debt	561.2	363.1
Short-term borrowings	901.3	1,488.0
Accounts payable	451.1	539.4
Dividends payable	57.0	—
Customer deposits and credits	168.6	264.1
Taxes accrued	152.2	195.4
Interest accrued	104.9	120.3
Exchange gas payable	46.6	83.7
Regulatory liabilities	83.7	116.7
Legal and environmental	29.3	37.4
Accrued compensation and employee benefits	143.7	161.4
Other accruals	78.7	82.7
Total Current Liabilities	2,778.3	3,452.2
Other Liabilities
Risk management liabilities	58.5	44.5
Deferred income taxes	2,617.0	2,528.0
Deferred investment tax credits	12.9	13.4
Accrued insurance liabilities	86.7	82.8
Accrued liability for postretirement and postemployment benefits	688.1	713.4
Regulatory liabilities	1,224.9	1,265.1
Asset retirement obligations	267.2	262.6
Other noncurrent liabilities	188.9	200.5
Total Other Liabilities	5,144.2	5,110.3
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$18,822.7	$18,691.9
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2017	2016
Operating Activities
Net Income	$166.9	$215.5
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	111.5	—
Depreciation and amortization	285.5	269.7
Deferred income taxes and investment tax credits	88.4	117.1
Other adjustments	22.4	18.4
Changes in Assets and Liabilities:
Components of working capital	(6.4)	13.3
Regulatory assets/liabilities	23.2	(135.6)
Other noncurrent assets	(1.1)	—
Other noncurrent liabilities	(38.9)	(10.6)
Net Operating Activities from Continuing Operations	651.5	487.8
Net Operating Activities used for Discontinued Operations	(0.1)	(0.7)
Net Cash Flows from Operating Activities	651.4	487.1
Investing Activities
Capital expenditures	(732.2)	(672.5)
Cost of removal	(55.6)	(48.0)
Purchases of available-for-sale securities	(105.6)	(16.6)
Sales of available-for-sale securities	106.6	18.7
Other investing activities	(4.4)	3.4
Net Cash Flows used for Investing Activities	(791.2)	(715.0)
Financing Activities
Issuance of long-term debt	2,000.0	—
Repayments of long-term debt and capital lease obligations	(1,078.4)	(207.7)
Premiums and other debt related costs	(130.7)	(0.3)
Change in short-term borrowings, net	(586.7)	533.3
Issuance of common stock	46.2	10.0
Acquisition of treasury stock	(5.9)	(7.9)
Dividends paid - common stock	(113.2)	(99.3)
Net Cash Flows from Financing Activities	131.3	228.1
Change in cash and cash equivalents from continuing operations	(8.4)	0.9
Change in cash and cash equivalents used for discontinued operations	(0.1)	(0.7)
Cash and cash equivalents at beginning of period	26.4	15.5
Cash and Cash Equivalents at End of Period	$17.9	$15.7

Supplemental Disclosures of Cash Flow Information

June 30, (in millions)	2017	2016
Non-cash transactions:
Capital expenditures included in current liabilities	$206.9	$139.8
Dividends declared but not paid	$57.0	$53.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2017	$3.3	$(88.7)	$5,153.9	$(972.2)	$(25.1)	$4,071.2
Comprehensive Income (Loss):
Net Income	—	—	—	166.9	—	166.9
Other comprehensive income, net of tax	—	—	—	—	(10.5)	(10.5)
Common stock dividends ($0.525 per share)	—	—	—	(170.3)	—	(170.3)
Treasury stock acquired	—	(5.9)	—	—	—	(5.9)
Stock issuances:
Employee stock purchase plan	—	—	2.4	—	—	2.4
Long-term incentive plan	—	—	6.9	—	—	6.9
401(k) and profit sharing	—	—	23.7	—	—	23.7
Dividend reinvestment plan	—	—	4.6	—	—	4.6
ATM Program	—	—	33.8	—	—	33.8
Balance as of June 30, 2017	$3.3	$(94.6)	$5,225.3	$(975.6)	$(35.6)	$4,122.8

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance as of January 1, 2017	326,664	(3,504)	323,160
Treasury Stock acquired		(237)	(237)
Issued:
Employee stock purchase plan	103	—	103
Long-term incentive plan	221	—	221
401(k) and profit sharing	996	—	996
Dividend reinvestment plan	196	—	196
ATM Program	1,318	—	1,318
Balance as of June 30, 2017	329,498	(3,741)	325,757

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
2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

NiSource is currently evaluating the impact of certain ASUs on its Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited), which are described below:

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
NiSource has formed an internal stakeholder group to promote information sharing and communication of the new requirements. Additionally, NiSource participates in an informal forum of industry peers where questions can be asked and interpretations of the new standard can be shared. Recently, involvement in this group has resulted in additional clarity on industry-specific issues such as treatment of CIAC, scoping of tariff arrangements and presentation of alternative revenue programs. This clarity will help to further NiSource's adoption efforts. NiSource has separated its various revenue streams into high-level categories, which serve as the basis for accounting analysis and documentation as it relates to the pronouncement's impact on NiSource's revenues. Substantially all of NiSource’s revenues are tariff based, which NiSource concluded will be in scope of ASC 606. NiSource has also undertaken efforts to outline mock footnote disclosures intended to satisfy ASC 606's disclosure requirements. NiSource expects to adopt this ASU effective January 1, 2018. As of June 30, 2017, NiSource has not concluded on a method of adoption, nor is NiSource able to estimate the impact the adoption of these standards will have on the financial statements.

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
NiSource has formed an internal stakeholder group that meets periodically to share information and gather data related to leasing activity at NiSource. This includes compiling a list of all contracts that could meet the definition of a lease under the new standard and evaluating the accounting for these contracts under the new standard to determine the ultimate impact the new standard will have on NiSource’s financial statements. Also, this procedure has identified process improvements to ensure data from newly initiated leases is captured to comply with the new standard. This work included the assistance of a third-party advisory firm. NiSource plans to adopt this standard effective January 1, 2019.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
NiSource elected to adopt this ASU effective July 1, 2017. The adoption of this standard will not have a material impact on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

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

ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
NiSource elected to adopt this pronouncement during the third quarter of 2016. Upon adoption, NiSource elected to begin accounting for forfeitures of share-based awards as they occur. The impact of this change was not material. Additionally, NiSource recorded a $25.3 million credit to beginning retained deficit. This adjustment represents excess tax benefits generated in years prior to 2016 that were previously not recognized in stockholders' equity due to NOLs in those years. Both of these adjustments were adopted on a modified retrospective basis. Lastly, NiSource recorded income tax benefits of $7.2 million related to excess tax benefits generated in 2016. This provision was adopted on a prospective basis. However, because NiSource adopted the standard during an interim period, the standard required this $7.2 million benefit be reflected as though it was adopted as of January 1, 2016. Quarter-to-date March 31, 2016 and June 30, 2016 earnings per share from continuing operations increased by $0.02 and $0.00, respectively, as a result of the adoption. For additional information, see Note 2, "Recent Accounting Pronouncements" in NiSource's Form 10-Q for the quarterly period ended September 30, 2016.

3.    Earnings Per Share

Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The computation of diluted average common shares for the three months ended June 30, 2017 is not presented since NiSource had a loss from continuing operations on the Condensed Statements of Consolidated Income (unaudited) during the period and any incremental shares would have had an antidilutive impact on EPS. The computation of diluted average common shares is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2017	2016
Denominator
Basic average common shares outstanding	321,725	324,386	321,003
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	163	452	104
Shares restricted under employee stock plans	1,316	975	1,725
Diluted Average Common Shares	323,204	325,813	322,832

4.    Common Stock

ATM Program. On May 3, 2017, NiSource entered into four separate equity distribution agreements, pursuant to which NiSource may sell, from time to time, up to an aggregate of $500.0 million of its common stock. The program expires on December 31, 2018. Shares of common stock are offered pursuant to NiSource's shelf registration statement filed with the SEC. During the three and six months ended June 30, 2017, NiSource issued 1,318,461 shares of common stock under the program at an average price of $25.88 per share, receiving proceeds, net of fees, of $33.8 million. As of June 30, 2017, approximately $465.9 million of equity remained available for issuance under the ATM Program.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.    Gas in Storage
Both the LIFO inventory methodology and the weighted-average cost methodology are used by NiSource to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, NiSource expects interim variances in LIFO layers to be replenished by year end. NiSource had a temporary LIFO liquidation debit of $7.7 million and zero as of June 30, 2017 and December 31, 2016, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

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
On February 27, 2017, Columbia of Ohio filed an application requesting authority to extend its IRP for an additional five years (2018-2022). On July 10, 2017, the PUCO Staff recommended approval of Columbia of Ohio's IRP for an additional five years, with modifications to Columbia of Ohio's proposed IRP rates for the five-year period. Objections to the PUCO Staff Report are due August 9, 2017. An order is expected by the end of 2017.
NIPSCO Gas. On April 30, 2013, then Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On February 28, 2017, NIPSCO filed TDSIC-6 requesting approval of $271.3 million of cumulative net capital spend through December 31, 2016. An order approving NIPSCO's filing was received from the IURC on June 28, 2017, and new rates went into effect on July 1, 2017.
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
Columbia of Virginia. On April 29, 2016, Columbia of Virginia filed a request with the VSCC, seeking an annual revenue increase of $37.0 million. On September 28, 2016, Columbia of Virginia implemented updated interim base rates subject to refund. On January 17, 2017, Columbia of Virginia presented a stipulation and proposed recommendation, representing a settlement by all parties to the proceeding that included a base revenue increase of $28.5 million. On March 17, 2017, by final order, the VSCC approved the settlement agreement without modification. In accordance with the terms of the final order, Columbia of Virginia completed its refund of the difference between the interim customer rates implemented in 2016 and the rates approved by the final order.
Columbia of Maryland. On April 14, 2017, Columbia of Maryland filed a request with the MPSC to adjust base rates. On July 28, 2017, all parties filed a settlement agreement with the MPSC, under which Columbia of Maryland will receive an annual revenue increase of $2.4 million, effective in late October 2017. The settlement agreement is subject to approval by the MPSC. An order is expected in the fourth quarter of 2017.
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
NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, NIPSCO is permitted to recover (1) AFUDC and a return on the capital investment expended by NIPSCO to implement environmental compliance plan projects and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. On January 31, 2017, NIPSCO filed ECR-29 which included $261.1 million of cumulative net capital expenditures through the period ended December 31, 2016. An order was received from the IURC on April 26, 2017, and new rates went into effect the first billing cycle of May 2017.
NIPSCO made a TDSIC-1 rate adjustment mechanism filing on June 30, 2016 seeking recovery and ratemaking relief associated with $45.5 million of cumulative net capital expenditures invested through April 30, 2016. An IURC order approving NIPSCO's filing was received on January 25, 2017. New rates went into effect with the first billing cycle of February 2017. On June 30, 2017, NIPSCO filed TDSIC-2 which included $177.3 million of cumulative net capital expenditures through April 30, 2017. An order is expected by the fourth quarter of 2017.
On November 1, 2016, NIPSCO filed a petition with the IURC for relief regarding the construction of additional environmental projects required to comply with the final rules for regulation of CCRs and the ELG. On June 9, 2017, a settlement agreement was filed with the IURC regarding the CCR projects and treatment of associated costs. An evidentiary hearing is scheduled for

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

August 21, 2017 and an order is expected by the end of 2017. Given the current stay of the ELG rule, NIPSCO has agreed, with the settling parties, that the ELG projects and related costs would be addressed in a later proceeding. Refer to Note 15-C, “Environmental Matters,” for more information.

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

Risk management assets and liabilities on NiSource’s derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	June 30, 2017	December 31, 2016
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$17.0
Commodity price risk programs	0.7	7.4
Total	$0.7	$24.4
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$13.7	$17.1
Commodity price risk programs	3.1	7.5
Total	$16.8	$24.6
Risk Management Liabilities - Current(3)
Interest rate risk programs	$—	$15.3
Commodity price risk programs	4.1	1.5
Total	$4.1	$16.8
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$34.3	$24.5
Commodity price risk programs	24.2	20.0
Total	$58.5	$44.5
(1)Presented in "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).
(2)Presented in "Deferred charges and other" on the Condensed Consolidated Balance Sheets (unaudited).
(3)Presented in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited).

Commodity Price Risk Management
NiSource and NiSource’s utility customers are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. NiSource purchases natural gas for sale and delivery to its retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of NiSource’s utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of NiSource’s commodity price risk programs is to mitigate the gas cost variability, for NiSource or on behalf of its customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts.
NIPSCO received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments. The term of these instruments may range from five to ten years and is limited to ten percent of NIPSCO’s average annual GCA purchase volume. Gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. These instruments are not designated as accounting hedges.
Interest Rate Risk Management

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As of June 30, 2017, NiSource Finance has forward-starting interest rate swaps with an aggregate notional value totaling $750.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by the end of 2018. These interest rate swaps are designated as cash flow hedges. The effective portions of the gains and losses related to these swaps are recorded to AOCI and are recognized in earnings concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in earnings. Earnings may also be impacted if the anticipated dates of forecasted debt issuances differ from the dates of the interest rate swaps.
On May 11, 2017, NiSource Finance settled $950.0 million of forward-starting interest rate swap agreements contemporaneously with the issuance of $2.0 billion of 3.49% and 4.375% senior notes, maturing in 2027 and 2047, respectively. These derivative contracts were accounted for as cash flow hedges. As part of the transaction, the associated net unrealized loss position of $6.9 million is being amortized from accumulated other comprehensive loss into interest expense over the term of the associated interest payments. Cash associated with this payment is reflected within operating activities within the Condensed Statements of Consolidated Cash Flows (unaudited) for the six months ended June 30, 2017.
Realized gains and losses from NiSource’s interest rate cash flow hedges are presented in “Interest expense, net” on the Condensed Statements of Consolidated Income (unaudited). There was no material income statement recognition of gains or losses relating to an ineffective portion of NiSource's hedges, nor were there amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at June 30, 2017 and December 31, 2016.
NiSource’s derivative instruments measured at fair value as of June 30, 2017 and December 31, 2016 do not contain any credit-risk-related contingent features.
8.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

Recurring Fair Value Measurements June 30, 2017 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2017
Assets
Risk management assets	$0.3	$16.9	$0.3	$17.5
Available-for-sale securities	—	128.0	—	128.0
Total	$0.3	$144.9	$0.3	$145.5
Liabilities
Risk management liabilities	$3.2	$59.4	$—	$62.6
Total	$3.2	$59.4	$—	$62.6

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recurring Fair Value Measurements December 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Risk management assets	$5.4	$43.6	$—	$49.0
Available-for-sale securities	—	131.5	—	131.5
Total	$5.4	$175.1	$—	$180.5
Liabilities
Risk management liabilities	$1.2	$58.9	$1.2	$61.3
Total	$1.2	$58.9	$1.2	$61.3

Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards and options. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2017 and December 31, 2016, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
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
NIPSCO has entered into long-term forward natural gas purchase instruments that range from five to ten years to lock in a fixed price for its natural gas customers. NiSource values these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information see Note 7, “Risk Management Activities.”
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at June 30, 2017 and December 31, 2016 were:

June 30, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$29.9	$—	$—	$29.9
Corporate/Other debt securities	97.5	1.1	(0.5)	98.1
Total	$127.4	$1.1	$(0.5)	$128.0
December 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$35.0	$0.1	$(0.6)	$34.5
Corporate/Other debt securities	98.7	0.3	(2.0)	97.0
Total	$133.7	$0.4	$(2.6)	$131.5
Realized gains and losses on available-for-sale securities were immaterial for the three and six months ended June 30, 2017 and 2016.
The cost of maturities sold is based upon specific identification. At June 30, 2017, approximately $12.7 million of U.S. Treasury debt securities and approximately $2.3 million of Corporate/Other debt securities have maturities of less than a year.

There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2017 and 2016.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2017.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the six months ended June 30, 2017, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2017	Estimated Fair Value as of June 30, 2017	Carrying Amount as of Dec. 31, 2016	Estimated Fair Value as of Dec. 31, 2016
Long-term debt (including current portion)	$7,338.6	$8,062.3	$6,421.3	$7,064.1

9.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between August 2017 and March 2018 and may be further extended if mutually agreed to by the parties thereto.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2017, the maximum amount of debt that could be recognized related to NiSource’s accounts receivable programs is $300.0 million.
The following table reflects the gross receivables balance and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2017 and December 31, 2016:

(in millions)	June 30, 2017	December 31, 2016
Gross Receivables	$445.9	$618.3
Less: Receivables not transferred	147.6	308.3
Net receivables transferred	$298.3	$310.0
Short-term debt due to asset securitization	$298.3	$310.0
For the six months ended June 30, 2017 and 2016, $11.7 million and $26.8 million was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.6 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. NiSource remains responsible for collecting on the receivables securitized and the receivables cannot be transferred to another party.

10.    Goodwill
 The following presents NiSource’s goodwill balance allocated by segment as of June 30, 2017:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,690.7	$—	$—	$1,690.7

NiSource applied the qualitative "step 0" analysis to its reporting units for the annual impairment test performed as of May 1, 2017. For the current year test, NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to its base line May 1, 2016 "step 1" fair value measurement. The results of this assessment indicated that it was not more likely than not that its reporting unit fair values were less than the reporting unit carrying values, accordingly, no "step 1" analysis was required.

11.    Income Taxes

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2017 and 2016, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2017 and 2016 were 37.5% and 37.1%, respectively. The effective tax rate for the six months ended June 30, 2017 and 2016 was 36.2%. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 0.4% in 2017 versus the same period in 2016 is primarily related to changes in excess tax benefits on stock compensation. There was no material change in the year-to-date effective tax rate in 2017 versus the same period in 2016.
Additionally, there were no material changes recorded in 2017 to NiSource's uncertain tax positions as of December 31, 2016.

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

For the six months ended June 30, 2017, NiSource contributed $2.5 million to its pension plans and $14.5 million to its other postretirement benefit plans.

The following tables provide the components of the plans’ actuarially determined net periodic benefit cost for the three and six months ended June 30, 2017 and 2016:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost(1)	$7.5	$7.7	$1.2	$1.2
Interest cost(1)	17.2	22.4	4.4	5.5
Expected return on assets	(30.2)	(33.2)	(3.9)	(4.3)
Amortization of prior service credit	(0.2)	(0.1)	(1.1)	(1.2)
Recognized actuarial loss	13.4	15.3	0.7	0.8
Total Net Periodic Benefit Cost	$7.7	$12.1	$1.3	$2.0
(1)Effective January 1, 2017, NiSource adopted the methodology of using a full yield curve (spot rate) approach to estimate the service and interest components of net periodic benefit cost. This change in accounting estimate resulted in a decrease in these costs for the three months ended June 30, 2017 when compared to the same period in 2016.

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost(1)	$15.0	$15.4	$2.4	$2.4
Interest cost(1)	34.4	44.8	8.9	11.0
Expected return on assets	(60.5)	(66.4)	(7.9)	(8.6)
Amortization of prior service credit	(0.4)	(0.2)	(2.2)	(2.4)
Recognized actuarial loss	26.8	30.6	1.5	1.6
Total Net Periodic Benefit Cost	$15.3	$24.2	$2.7	$4.0
(1)Effective January 1, 2017, NiSource adopted the methodology of using a full yield curve (spot rate) approach to estimate the service and interest components of net periodic benefit cost. This change in accounting estimate resulted in a decrease in these costs for the six months ended June 30, 2017 when compared to the same period in 2016.

13.    Long-Term Debt

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
NiSource announced on April 26, 2017, that it intends to merge NiSource Finance and Capital Markets with and into NiSource during the second half of 2017, pending receipt of applicable approvals. Upon completion of the mergers, NiSource will become the primary obligor of NiSource Finance's and Capital Markets' outstanding obligations. The mergers are not expected to have any impact on NiSource's consolidated financial statements or the credit ratings of outstanding debt securities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On March 27, 2017, Capital Markets redeemed $30.0 million of 7.86% and $2.0 million of 7.85% medium-term notes at maturity.
On April 3, 2017, Capital Markets redeemed $12.0 million of 7.82%, $10.0 million of 7.92%, $2.0 million of 7.93% and $1.0 million of 7.94% medium-term notes at maturity.
On May 11, 2017, NiSource Finance closed its placement of $2.0 billion in aggregate principal amount of its senior notes, comprised of $1.0 billion of 3.49% senior notes due 2027 and $1.0 billion of 4.375% senior notes due 2047. Related to this placement, NiSource settled $950.0 million of aggregate notional value forward-starting interest rate swaps, originally entered into to mitigate interest risk associated with the planned issuance of these notes. Refer to Note 7, "Risk Management Activities," for additional information.
During the second quarter of 2017, NiSource Finance executed a tender offer for $990.7 million of outstanding notes consisting of a combination of its 6.40% notes due 2018, 6.80% notes due 2019, 5.45% notes due 2020, and 6.125% notes due 2022. In conjunction with the debt retired, NiSource Finance recorded a $111.5 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums.
On June 12, 2017, NIPSCO redeemed $22.5 million of 7.59% medium-term notes at maturity.
On July 1, 2017, NIPSCO redeemed $55.0 million of 5.70% medium-term notes at maturity.
14.    Short-Term Borrowings
NiSource generates short-term borrowings from its revolving credit facility, commercial paper program, letter of credit issuances and accounts receivable transfer programs. Each of these borrowing sources is described further below.
NiSource Finance maintains a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for its commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. NiSource Finance's revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. At June 30, 2017 and December 31, 2016, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. As of June 30, 2017 and December 31, 2016, NiSource had commercial paper outstanding of $603.0 million and $1,178.0 million, respectively.
As of June 30, 2017 and December 31, 2016, NiSource had $13.0 million and $14.7 million of stand-by letters of credit, respectively. All stand-by letters of credit were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $298.3 million and $310.0 million as of June 30, 2017 and December 31, 2016, respectively. Refer to Note 9, "Transfers of Financial Assets," for additional information.
Short-term borrowings were as follows:

(in millions)	June 30, 2017	December 31, 2016
Commercial Paper weighted-average interest rate of 1.51% and 1.24% at June 30, 2017 and December 31, 2016, respectively	$603.0	$1,178.0
Accounts receivable securitization facility borrowings	298.3	310.0
Total Short-Term Borrowings	$901.3	$1,488.0

Given their maturities are less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of June 30, 2017 and December 31, 2016, NiSource had issued stand-by letters of credit of $13.0 million and $14.7 million, respectively.
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
As of June 30, 2017 and December 31, 2016, NiSource had recorded a liability of approximately $115.7 million and $111.4 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource recognizes costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact, the method of remediation and the availability of cost recovery. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its liability as information is collected and estimates become more refined.
Electric Operations' compliance estimates disclosed below are reflective of NIPSCO's Integrated Resource Plan submitted to the IURC on November 1, 2016. See section D, "Other Matters," below for additional information.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2017. The total estimated liability at NiSource related to the facilities subject to remediation was $108.9 million and $105.5 million at June 30, 2017 and December 31, 2016, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
CCRs. On April 17, 2015, the EPA issued a final rule for regulation of CCRs. The rule regulates CCRs under the RCRA Subtitle D, which determines them to be nonhazardous. The rule is implemented in phases and requires increased groundwater monitoring, reporting, recordkeeping and posting of related information to the Internet. The rule also establishes requirements related to CCR management and disposal. The rule will allow NIPSCO to continue its byproduct beneficial use program.
The publication of the CCR rule resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. In addition, to comply with the rule, NIPSCO will be required to incur future capital expenditures to modify its infrastructure and manage CCRs. Capital compliance costs are currently expected to total approximately $193 million. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary.
NIPSCO filed a petition on November 1, 2016 with the IURC seeking approval of the projects and recovery of the costs associated with CCR compliance. On June 9, 2017, NIPSCO filed with the IURC a settlement reached with certain parties regarding the CCR projects and treatment of associated costs. An evidentiary hearing is scheduled for August 21, 2017 and an order is expected by the end of 2017.
Water
ELG. On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. The rule imposes new water treatment and discharge requirements on NIPSCO's electric generating facilities to be applied between 2018 and 2023. On April 24, 2017, the Fifth Circuit Court of Appeals granted the EPA's motion to hold in abeyance the litigation challenging the ELG, while the EPA proceeds with review and reconsideration of the ELG. On April 25, 2017, the EPA published notice in the Federal Register that the EPA is reconsidering the ELG in response to two petitions for reconsideration and that the EPA administratively stays all future ELG compliance deadlines

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

during its review. NIPSCO is unable to estimate the impact of the EPA stay and reconsideration at this time. Based upon a preliminary engineering study, capital compliance costs are currently expected to cost approximately $170 million. On November 1, 2016, NIPSCO filed a petition with the IURC seeking approval of the projects and recovery of the costs associated with ELG compliance. Given the current stay of the ELG rule, NIPSCO has agreed with the settling parties as part of the settlement agreement discussed in the "CCRs" subsection above, that these ELG projects and related costs would be addressed in a later proceeding.
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
At the time the TUAs were executed, it was assumed the proceeds received from the upgrade sponsors would be taxable to NIPSCO. Accordingly, the multiplier included a provision for such taxes. On June 10, 2016, the U.S. Treasury Department issued a notice regarding transfers of property to regulated utilities by electric generators, stating that transfers within the scope of the notice will not be treated as taxable. In response to this notice, NIPSCO recorded a liability of $8.6 million to reflect the estimated amount owed to the upgrade sponsors for the portion of the multiplier previously collected for taxes. This activity was recorded during the second quarter of 2016, and is included within "Other, net" in the Condensed Statement of Consolidated Income (unaudited). On April 4, 2017, the U.S. Internal Revenue Service issued a private letter ruling to NIPSCO. The ruling provides that the deemed contribution of the intertie and all sums paid for construction meet the safe harbor requirements of Notice 2016-36 and, upon filing a change in accounting method, are excludable from gross income as a non-shareholder contribution to capital. The receipt of the private letter ruling will not have a material impact to the Condensed Consolidated Financial Statements (unaudited). During the second quarter of 2017, NIPSCO settled the aforementioned liability via payment to the upgrade sponsors.
PHMSA EFV. On October 14, 2016, PHMSA issued a final rule that expands safety requirements for EFVs. Among the rule's provisions is a requirement for utilities to notify customers whose service lines are not currently equipped with an EFV of their right to request installation of an EFV. The rule took effect April 14, 2017. During 2017, NiSource's operating companies posted notifications on their websites in compliance with the rule and received regulatory authority for their proposed cost recovery plans with their respective state regulatory commissions in every state except for Massachusetts, where the method of cost recovery is under consideration by the DPU. Though not expected to be material, costs incurred by NiSource to comply with the rule are expected to be fully recoverable.
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
NIPSCO Pure Air. NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years requiring NIPSCO to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $10.4 million and $9.5 million for the six months ended June 30, 2017 and 2016, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.
As further discussed above in this Note 15 under the heading "NIPSCO 2016 Integrated Resource Plan," NIPSCO plans to retire the generation station units serviced by Pure Air by May 31, 2018. In December 2016, as allowed by the provisions of the service agreement, NIPSCO provided Pure Air formal notice of intent to terminate the service agreement, effective May 31, 2018. Providing this notice to Pure Air triggered a contract termination liability of $16 million which was recorded in fourth quarter of 2016. This expense was included as part of the plant retirement-related charges discussed above. Payment of this liability is not due until NIPSCO ceases use of the scrubber services. The liability is presented in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited). In addition, NIPSCO remeasured the remaining capital lease asset and obligation to reflect the change in estimated remaining minimum lease payments. This remeasurement was a non-cash transaction that had no impact on the Statements of Consolidated Income.
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
In April 2017, NiSource initiated a process to terminate its agreement with IBM and began negotiating contracts with IT service providers other than IBM. The terminated agreement calls for NiSource to pay certain charges in the event of a termination by NiSource for any reason other than material breach by IBM. NiSource and IBM are in discussions with respect to the charges owed IBM, if any. No amounts have been recorded for termination charges as of June 30, 2017.
In May and June 2017, NiSource executed agreements with new IT service providers. The new agreements have terms ending at various dates throughout 2022. Knowledge sharing and transition of responsibilities from IBM to the new service providers is currently underway and is expected to be substantially complete by the end of 2017. Costs associated with transition activities, including legal and consulting fees, are expensed as incurred. Annual payments for services received under the new agreements are not expected to result in a material change to NiSource’s aggregate contractual obligations.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

Three Months Ended June 30, 2017 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2017	$(0.2)	$(2.0)	$(17.4)	$(19.6)
Other comprehensive income (loss) before reclassifications	0.8	(18.2)	0.1	(17.3)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	1.4	0.1	1.3
Net current-period other comprehensive income (loss)	0.6	(16.8)	0.2	(16.0)
Balance as of June 30, 2017	$0.4	$(18.8)	$(17.2)	$(35.6)

Six Months Ended June 30, 2017 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2017	$(0.6)	$(6.9)	$(17.6)	$(25.1)
Other comprehensive income (loss) before reclassifications	1.0	(13.6)	0.2	(12.4)
Amounts reclassified from accumulated other comprehensive loss	—	1.7	0.2	1.9
Net current-period other comprehensive income (loss)	1.0	(11.9)	0.4	(10.5)
Balance as of June 30, 2017	$0.4	$(18.8)	$(17.2)	$(35.6)

Three Months Ended June 30, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2016	$1.2	$(86.2)	$(18.8)	$(103.8)
Other comprehensive income (loss) before reclassifications	0.9	(53.9)	(0.1)	(53.1)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.4	0.3	0.6
Net current-period other comprehensive income (loss)	0.8	(53.5)	0.2	(52.5)
Balance as of June 30, 2016	$2.0	$(139.7)	$(18.6)	$(156.3)

Six Months Ended June 30, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(0.5)	$(15.5)	$(19.1)	$(35.1)
Other comprehensive income (loss) before reclassifications	2.6	(125.1)	—	(122.5)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.9	0.5	1.3
Net current-period other comprehensive income (loss)	2.5	(124.2)	0.5	(121.2)
Balance as of June 30, 2016	$2.0	$(139.7)	$(18.6)	$(156.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

17.    Business Segment Information
At June 30, 2017, NiSource’s operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Gross Revenues
Gas Distribution Operations
Unaffiliated	$532.5	$502.4	$1,708.8	$1,543.2
Intersegment	3.6	3.3	7.1	6.5
Total	536.1	505.7	1,715.9	1,549.7
Electric Operations
Unaffiliated	458.0	391.7	879.7	783.8
Intersegment	0.2	—	0.4	0.2
Total	458.2	391.7	880.1	784.0
Corporate and Other
Unaffiliated	0.2	3.5	0.8	7.2
Intersegment	121.7	98.8	241.3	197.6
Total	121.9	102.3	242.1	204.8
Eliminations	(125.5)	(102.1)	(248.8)	(204.3)
Consolidated Gross Revenues	$990.7	$897.6	$2,589.3	$2,334.2
Operating Income (Loss)
Gas Distribution Operations	$45.1	$73.5	$385.8	$388.4
Electric Operations	84.9	68.4	161.9	138.7
Corporate and Other	(5.5)	(3.7)	(6.7)	(7.5)
Consolidated Operating Income	$124.5	$138.2	$541.0	$519.6

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
Summary of Consolidated Financial Results
On a consolidated basis, NiSource reported a net loss of $44.4 million, or a $0.14 loss per basic share for the three months ended June 30, 2017, compared to net income of $28.9 million, or $0.09 per basic share for the same period in 2016. The decrease in net income during 2017 was due primarily to a loss on early extinguishment of long-term debt and decreased operating income, as discussed below.
For the three months ended June 30, 2017, NiSource reported operating income of $124.5 million compared to $138.2 million for the same period in 2016. The lower operating income was primarily due to increased operating expenses, including higher employee and administrative expenses, increased outside service costs, higher environmental costs, increased depreciation expense and higher gross receipts taxes. The increases to operating expense were partially offset by increased net revenues from new rates from base-rate proceedings and infrastructure replacement programs and increased rates from incremental capital spend on electric transmission projects at NIPSCO.
For the six months ended June 30, 2017, NiSource reported consolidated net income of $166.9 million, or $0.51 per basic share compared to $215.5 million, or $0.67 per basic share for the same period in 2016. The decrease in net income during 2017 was due primarily to the aforementioned loss on early extinguishment of long-term debt, partially offset by increased operating income, as discussed below.
NiSource's operating income for the six months ended June 30, 2017 was $541.0 million compared to $519.6 million for the same period in 2016. The higher operating income was primarily due to increased net revenues from new rates from base-rate proceedings and infrastructure replacement programs, along with increased rates from incremental capital spend on electric transmission projects at NIPSCO. Operating expenses increased due to higher employee and administrative costs, increased outside services, higher material and supplies expenses and increased environmental costs. Additionally, depreciation expense, gross receipts taxes and property taxes increased relative to 2016. These increases in operating expenses were partially offset by decreased amortization expense.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results of Operations,” “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”
Capital Investment. In the six months ended June 30, 2017, NiSource invested $732.2 million in capital expenditures across its gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of NiSource's gas

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

distribution system, construction of new electric transmission assets and maintaining NiSource’s existing electric generation fleet. NiSource continues to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expects to invest approximately $1.6 billion to $1.7 billion in capital during 2017 to continue to modernize and improve its system across all seven states.
Liquidity. NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2017 and beyond. At June 30, 2017 and December 31, 2016, NiSource had $1,251.9 million and $683.7 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities. Additionally, NiSource has approximately $466 million of available remaining capacity under its recently launched ATM Program.
Regulatory Developments
During the six months ended June 30, 2017, NiSource continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of its operating area. The discussion below summarizes significant regulatory developments that transpired during the second quarter of 2017:
Gas Distribution Operations

•
Columbia of Ohio's application for a five year extension of its IRP remains pending before the PUCO. This well-established pipeline replacement program, which is currently authorized through December 31, 2017, covers replacement of priority mainline pipe and targeted customer service lines. A PUCO order is expected by the end of the year.

•
Columbia of Maryland's base rate case remains pending before the MPSC. The request, filed April 14, 2017, seeks to adjust the company's base rates so it can continue to expedite the replacement of aging pipe as well as adopt additional pipeline safety upgrades. On July 28, 2017, all parties filed a settlement agreement with the MPSC which, if approved as filed, would result in an annual revenue increase of $2.4 million, effective in late October 2017.

•
NIPSCO continues to execute on its seven-year, $845 million gas infrastructure modernization program to further improve system reliability and safety. On June 28, 2017, the IURC approved NIPSCO's latest semi-annual tracker update covering approximately $61 million of investments that were made in the second half of 2016.

Electric Operations

•
NIPSCO's request, filed in November 2016, to invest in environmental upgrades at its Michigan City Unit 12 and R.M. Schahfer Units 14 and 15 generating facilities remains pending before the IURC. On June 9, 2017, NIPSCO, along with the Indiana OUCC, the Citizens Action Coalition and a group of NIPSCO industrial customers, submitted a settlement agreement seeking, among other things, approval and cost recovery for the CCR projects and moving ELG-related investments to a later proceeding. An IURC order is expected before the end of 2017.

•
NIPSCO continues to execute on its seven-year electric infrastructure modernization program, which includes enhancements to its electric transmission and distribution system designed to further improve system safety and reliability. The IURC-approved program represents approximately $1.25 billion of electric infrastructure investments expected to be made through 2022. In February 2017, NIPSCO began recovering on $45.5 million of these investments. On June 30, 2017, NIPSCO filed with the IURC its latest tracker update request, covering $177.3 million of cumulative net capital expenditures through April 30, 2017. An order is expected by the fourth quarter of 2017.

Refer to Note 6, “Regulatory Matters,” as well as to Note 15, "Other Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Total Net Revenues	$713.9	$662.7	$51.2	$1,760.2	$1,602.8	$157.4
Total Operating Expenses	589.4	524.5	64.9	1,219.2	1,083.2	136.0
Operating Income	124.5	138.2	(13.7)	541.0	519.6	21.4
Total Other Deductions, net	(195.4)	(92.1)	(103.3)	(279.4)	(181.9)	(97.5)
Income Taxes	(26.6)	17.1	(43.7)	94.6	122.1	(27.5)
Loss from Discontinued Operations - net of taxes	(0.1)	(0.1)	—	(0.1)	(0.1)	—
Net Income (Loss)	(44.4)	28.9	(73.3)	166.9	215.5	(48.6)
Basic Earnings (Loss) Per Share from Continuing Operations	$(0.14)	$0.09	$(0.23)	$0.51	$0.67	$(0.16)
Basic Average Common Shares Outstanding	325.1	321.7	3.4	324.4	321.0	3.4
Operating Income
Substantially all of NiSource's operating income is generated by the Gas Distribution Operations and Electric Operations segments, the results of which are discussed in further detail within "Results and Discussion of Segment Operations."
Other Income (Deductions), net
Other income (deductions), net reduced income by $195.4 million in the second quarter of 2017 compared to a reduction in income of $92.1 million in the prior year. This change is due primarily to a loss on early extinguishment of long-term debt of $111.5 million. Refer to Note 13, "Long-Term Debt," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the early extinguishment of long-term debt.
Other income (deductions), net reduced income by $279.4 million in the six months ended June 30, 2017 compared to a reduction in income of $181.9 million in the prior year. This change is due primarily to the aforementioned loss on early extinguishment of long-term debt of $111.5 million.
Income Taxes
Refer to Note 11, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net Revenues
Sales revenues	$536.1	$505.7	$30.4	$1,715.9	$1,549.7	$166.2
Less: Cost of gas sold (excluding depreciation and amortization)	131.2	116.1	15.1	567.4	493.5	73.9
Net Revenues	404.9	389.6	15.3	1,148.5	1,056.2	92.3
Operating Expenses
Operation and maintenance	251.8	216.5	35.3	534.4	454.9	79.5
Depreciation and amortization	66.3	63.3	3.0	131.6	124.5	7.1
Other taxes	41.7	36.3	5.4	96.7	88.4	8.3
Total Operating Expenses	359.8	316.1	43.7	762.7	667.8	94.9
Operating Income	$45.1	$73.5	$(28.4)	$385.8	$388.4	$(2.6)
Revenues
Residential	$338.4	$325.4	$13.0	$1,140.2	$1,007.2	$133.0
Commercial	105.3	98.6	6.7	375.1	331.1	44.0
Industrial	45.3	42.0	3.3	116.8	103.5	13.3
Off-System	35.8	16.4	19.4	66.7	39.5	27.2
Other	11.3	23.3	(12.0)	17.1	68.4	(51.3)
Total	$536.1	$505.7	$30.4	$1,715.9	$1,549.7	$166.2
Sales and Transportation (MMDth)
Residential	29.2	35.0	(5.8)	142.7	155.8	(13.1)
Commercial	24.6	26.8	(2.2)	94.0	98.4	(4.4)
Industrial	121.6	123.1	(1.5)	254.4	263.3	(8.9)
Off-System	11.9	7.8	4.1	22.7	19.9	2.8
Other	—	0.1	(0.1)	(0.1)	—	(0.1)
Total	187.3	192.8	(5.5)	513.7	537.4	(23.7)
Heating Degree Days	457	652	(195)	2,836	3,264	(428)
Normal Heating Degree Days	599	599	—	3,491	3,523	(32)
% (Warmer) Colder than Normal	(24)%	9%		(19)%	(7)%
Gas Distribution Customers
Residential				3,122,349	3,100,503	21,846
Commercial				277,187	275,873	1,314
Industrial				6,203	6,416	(213)
Total				3,405,739	3,382,792	22,947

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
Three months ended June 30, 2017 vs. June 30, 2016 Operating Income
For the second quarter of 2017, Gas Distribution Operations reported operating income of $45.1 million, a decrease of $28.4 million from the comparable 2016 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Net revenues for second quarter of 2017 were $404.9 million, an increase of $15.3 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings and infrastructure replacement programs of $19.7 million.

•	The effects of increased residential customer growth of $1.4 million.

•	Increased regulatory, tax and depreciation trackers, which are offset in expense, of $1.4 million.
Partially offset by:

•	The effects of warmer weather of $7.0 million.
Operating expenses were $43.7 million higher for the second quarter of 2017 compared to the same period in 2016. This change was primarily driven by:

•	Increased employee and administrative expenses of $17.6 million.

•	Higher outside service costs of $10.8 million.

•	Increased property taxes of $5.7 due to higher capital expenditures placed in service and an accrual adjustment recorded in 2016.

•	Higher environmental costs of $4.4 million.

•	Increased depreciation of $2.6 million due to higher capital expenditures placed in service.

•	Higher regulatory, tax and depreciation trackers, which are offset in net revenues, of $1.4 million.

Six months ended June 30, 2017 vs. June 30, 2016 Operating Income
For the six months ended June 30, 2017, Gas Distribution Operations reported operating income of $385.8 million, a decrease of $2.6 million from the comparable 2016 period.
Net revenues for the six months ended June 30, 2017 were $1,148.5 million, an increase of $92.3 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings and infrastructure replacement programs of $81.0 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in expense, of $23.7 million.

•	The effects of increased residential customer growth of $4.4 million.
Partially offset by:

•	The effects of warmer weather of $14.8 million.
Operating expenses were $94.9 million higher for the six months ended June 30, 2017 compared to the same period in 2016. This change was primarily driven by:

•	Increased employee and administrative expenses of $27.8 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in net revenues, of $23.7 million.

•	Higher outside service costs of $20.1 million.

•	Increased property taxes of $7.3 million due to higher capital expenditures placed in service and an accrual adjustment recorded in 2016.

•	Increased depreciation of $6.1 million due to higher capital expenditures placed in service.

•	Higher environmental costs of $4.4 million.

•	Higher material and supplies expense of $1.7 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Weather in the Gas Distribution Operations service territories for the second quarter of 2017 was about 24% warmer than normal and about 30% warmer than 2016, decreasing net revenues $7.0 million for the quarter ended June 30, 2017 compared to 2016.
Weather in the Gas Distribution Operations service territories for the six months ended June 30, 2017 was about 19% warmer than normal and about 13% warmer than 2016, decreasing net revenues $14.8 million for the six months ended June 30, 2017 compared to 2016.
Throughput
Total volumes sold and transported for the second quarter of 2017 were 187.3 MMDth, compared to 192.8 MMDth for 2016. This 3% decrease is primarily attributable to the effects of warmer weather in the current year.
Total volumes sold and transported for the six months ended June 30, 2017 were 513.7 MMDth, compared to 537.4 MMDth for 2016. This 4% decrease is also mostly attributable to the effects of warmer weather in 2017.
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
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to other gross revenues for the quarter ended June 30, 2017 and 2016 were a revenue decrease of $14.4 million and a revenue increase of $1.7 million, respectively. The adjustments to other gross revenues for the six months ended June 30, 2017 and 2016 were a revenue decrease of $29.0 million and a revenue increase of $10.8 million, respectively.
Certain Gas Distribution Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions. These programs serve to further reduce NiSource's exposure to gas prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net Revenues
Sales revenues	$458.2	$391.7	$66.5	$880.1	$784.0	$96.1
Less: Cost of sales (excluding depreciation and amortization)	145.7	118.9	26.8	261.9	238.0	23.9
Net Revenues	312.5	272.8	39.7	618.2	546.0	72.2
Operating Expenses
Operation and maintenance	146.0	124.6	21.4	285.4	244.5	40.9
Depreciation and amortization	70.2	68.9	1.3	142.2	135.9	6.3
Other taxes	11.4	10.9	0.5	28.7	26.9	1.8
Total Operating Expenses	227.6	204.4	23.2	456.3	407.3	49.0
Operating Income	$84.9	$68.4	$16.5	$161.9	$138.7	$23.2
Revenues
Residential	$110.0	$98.4	$11.6	$225.7	$201.0	$24.7
Commercial	123.7	105.6	18.1	244.4	209.1	35.3
Industrial	180.8	151.8	29.0	359.9	313.6	46.3
Wholesale	2.5	2.6	(0.1)	5.3	5.1	0.2
Other	41.2	33.3	7.9	44.8	55.2	(10.4)
Total	$458.2	$391.7	$66.5	$880.1	$784.0	$96.1
Sales (Gigawatt Hours)
Residential	769.0	793.8	(24.8)	1,521.6	1,597.4	(75.8)
Commercial	930.4	940.1	(9.7)	1,825.4	1,852.0	(26.6)
Industrial	2,438.5	2,295.2	143.3	4,801.8	4,715.9	85.9
Wholesale	1.7	1.3	0.4	21.9	1.3	20.6
Other	31.7	30.6	1.1	65.1	65.1	—
Total	4,171.3	4,061.0	110.3	8,235.8	8,231.7	4.1
Cooling Degree Days	264	285	(21)	264	285	(21)
Normal Cooling Degree Days	229	229		229	229
% Warmer than Normal	15%	24%		15%	24%
Electric Customers
Residential				407,406	405,443	1,963
Commercial				55,804	55,270	534
Industrial				2,309	2,343	(34)
Wholesale				743	742	1
Other				2	2	—
Total				466,264	463,800	2,464

Net revenues are calculated as gross revenues less the associated cost of sales (excluding depreciation and amortization). Cost of sales at the Electric Operations segment is principally comprised of the cost of coal, related handling costs, natural gas purchased for the internal generation of electricity at NIPSCO and the cost of power purchased from third-party generators of electricity. The majority of the cost of sales are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in gross revenues.
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
Three months ended June 30, 2017 vs. June 30, 2016 Operating Income
For the second quarter of 2017, Electric Operations reported operating income of $84.9 million, an increase of $16.5 million from the comparable 2016 period.
Net revenues for the second quarter of 2017 were $312.5 million, an increase of $39.7 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings of $21.2 million.

•	Higher regulatory and depreciation trackers, which are offset in expense, of $8.3 million.

•	Increased rates from incremental capital spend on electric transmission projects of $5.0 million.

•	Greater industrial and commercial usage of $3.5 million.

Operating expenses were $23.2 million higher for the second quarter of 2017 compared to the same period in 2016. This change was primarily driven by:

•	Increased outside service costs of $8.4 million, primarily due to generation-related maintenance and vegetation management activities.

•	Higher regulatory and depreciation trackers, which are offset in net revenues, of $8.3 million.

•	Increased employee and administrative expenses of $3.9 million.

•	Higher gross receipts taxes of $3.4 million driven by higher revenues.
Partially offset by:

•	Decreased amortization expense of $3.6 million.
Six months ended June 30, 2017 vs. June 30, 2016 Operating Income
For the six months ended June 30, 2017, Electric Operations reported operating income of $161.9 million, an increase of $23.2 million from the comparable 2016 period.
Net revenues for the six months ended June 30, 2017 were $618.2 million, an increase of $72.2 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings of $42.1 million.

•	Higher regulatory and depreciation trackers, which are offset in expense, of $20.4 million.

•	Increased rates from incremental capital spend on electric transmission projects of $10.8 million.

Operating expenses were $49.0 million higher for the six months ended June 30, 2017 compared to the same period in 2016. This change was primarily driven by:

•	Higher regulatory and depreciation trackers, which are offset in net revenues, of $20.4 million.

•	Increased outside service costs of $12.9 million, primarily due to generation-related maintenance and vegetation management activities.

•	Higher materials and supplies expenses of $7.9 million driven by generation-related maintenance and increased chemical usage.

•	Increased employee and administrative expenses of $9.3 million.

•	Higher gross receipts taxes of $4.7 million driven by higher revenues.
Partially offset by:

•	Decreased amortization expense of $7.2 million.
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
Weather in the Electric Operations’ territories for the second quarter of 2017 was about 15% warmer than normal and about 7% cooler than 2016, decreasing net revenues $2.5 million for the quarter ended June 30, 2017 compared to 2016.
Weather in the Electric Operations’ territories for the six months ended June 30, 2017 was about 15% warmer than normal and about 7% cooler than 2016, decreasing net revenues $6.5 million for the quarter ended June 30, 2017 compared to 2016.
Sales
Electric Operations sales for the second quarter of 2017 were 4,171.3 gwh, a increase of 110.3 gwh compared to the same period in 2016. The 3% increase is primarily attributable to increased industrial usage, partially offset by decreased residential sales from the cooler weather in the current year.
Electric Operations sales for the six months ended June 30, 2017 were 8,235.8 gwh, an increase of 4.1 gwh compared to the same period in 2016.
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
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to other gross revenues for the quarter ended June 30, 2017 and 2016 were a revenue increase of $18.1 million and $15.8 million, respectively. The adjustments to other gross revenues for the six months ended June 30, 2017 and 2016 were a revenue decrease of $0.9 million and a revenue increase of $18.4 million, respectively.
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
In connection with the MISO's approval of NIPSCO's planned retirement of the Bailly Generating Station units, NiSource recorded $22.1 million of plant retirement-related charges in the fourth quarter of 2016. These charges were comprised of contract termination charges related to NIPSCO's capital lease with Pure Air, voluntary employee severance benefits and write downs of certain materials and supplies inventory balances. Refer to Note 15-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Operating Activities
Net cash from operating activities for the six months ended June 30, 2017 was $651.4 million, an increase of $164.3 million compared to the six months ended June 30, 2016. This increase was driven by a combination of changes in weather, gas prices and the related approved rates for recovery, which significantly impacted regulatory assets and regulatory liabilities between the two periods.
Regulatory Assets and Liabilities. During the six months ended June 30, 2016, over-collected gas costs from 2015 were returned to customers resulting in a use of cash. For the six months ended June 30, 2017, the source of cash is primarily attributable to the collection of under-recovered gas costs from 2016 which resulted from increasing gas prices toward the end of the year.
Pension and Other Postretirement Plan Funding. For the six months ended June 30, 2017, NiSource contributed $2.5 million to its pension plans and $14.5 million to its other postretirement benefit plans. In 2017, NiSource expects to make contributions of approximately $8.9 million to its pension plans and approximately $25.3 million to its other postretirement medical and life plans.
Income Taxes. As of June 30, 2017, NiSource has a recorded deferred tax asset of $663.9 million related to a Federal NOL carryforward. As a result of being in an NOL position, NiSource was not required to make any cash payments for Federal income tax purposes during the six months ended June 30, 2017 or 2016. This NOL carryforward expires in 2030; however, NiSource expects to fully utilize the carryforward benefit prior to its expiration.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2017 was $791.2 million, an increase of $76.2 million compared to the six months ended June 30, 2016. This increase was mostly attributable to increased capital expenditures in 2017 and, to a lesser extent, increased spend on non-ARO cost of removal activities at NIPSCO.
NiSource’s capital expenditures for the six months ended June 30, 2017 were $732.2 million compared to $672.5 million for the comparable period in 2016. The increase in capital spend was driven by favorable weather conditions in 2017 which allowed for extended periods of construction as well as an increase in planned capital expenditures in the current year. NiSource projects 2017 capital expenditures to be approximately $1.6 billion to $1.7 billion.
Financing Activities
Long-term Debt. Refer to Note 13, “Long-term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt activity, including cash paid for debt extinguishment premiums and other issuance costs.
Short-term Debt. Refer to Note 14, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity.
Net Available Liquidity. As of June 30, 2017, an aggregate of $1,251.9 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays NiSource's liquidity position as of June 30, 2017 and December 31, 2016:

(in millions)	June 30, 2017	December 31, 2016
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	298.3	310.0
Less:
Drawn on Revolving Credit Facility	—	—
Commercial Paper	603.0	1,178.0
Accounts Receivable Program Utilized	298.3	310.0
Letters of Credit Outstanding Under Credit Facility	13.0	14.7
Add:
Cash and Cash Equivalents	17.9	26.4
Net Available Liquidity	$1,251.9	$683.7
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. NiSource is subject to financial covenants under its revolving credit facility and term loan agreement, which require NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of June 30, 2017, the ratio was 66.7%.
Sale of Trade Accounts Receivables. Refer to Note 9, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review the Company’s ratings, taking into account factors such as its capital structure and earnings profile. The following table includes NiSource's and certain subsidiaries' credit ratings and ratings outlook as of June 30, 2017. Aside from those disclosed below, there were no changes to credit ratings or outlooks since December 31, 2016.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource(1)	BBB+	Stable	Baa2	Stable	BBB	Stable
NiSource Finance	BBB+	Stable	Baa2	Stable	BBB	Stable
Capital Markets	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Columbia of Massachusetts	BBB+	Stable	Baa2	Stable	Not rated	Not rated
Commercial Paper	A-2	Stable	P-2	Stable	F3	Stable
(1)In April 2017, Moody's assigned a Baa2 senior unsecured rating to NiSource, with a stable outlook.

Certain NiSource subsidiaries have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2017, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $42.2 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. NiSource has a shelf registration statement on file with the SEC that authorizes NiSource to issue an indeterminate amount of common stock and preferred stock, as well as other securities. The authorized capital stock of NiSource consists of 420,000,000 shares, $0.01 par value, of which 400,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2017, 325,756,677 shares of common stock were outstanding. NiSource has no preferred stock outstanding as of June 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Contractual Obligations. Aside from the previously referenced issuance and repayment of long-term debt, there were no material changes recorded during the six months ended June 30, 2017 to NiSource’s contractual obligations as of December 31, 2016.
Off Balance Sheet Arrangements
As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
Refer to Note 15, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.
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
Refer to Note 7, "Risk Management Activities," in the Condensed Consolidated Financial Statements (unaudited) for further information on NiSource's commodity price risk assets and liabilities as of June 30, 2017 or December 31, 2016.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.1 million and $8.9 million for the three and six months ended June 30, 2017 and $2.3 million and $3.8 million for the three and six months ended June 30, 2016, respectively. NiSource is also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 7, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on NiSource's interest rate risk assets and liabilities as of June 30, 2017 and December 31, 2016.

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
Other Information
Critical Accounting Policies
Pension and Other Postretirement Benefits. On January 1, 2017, NiSource changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits. This change, compared to the previous method, resulted in a decrease in the actuarially-determined service and interest cost components. Historically, NiSource estimated service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. NiSource now utilizes a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. NiSource believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rates on the yield curve. The benefit obligations measured under this approach are unchanged. NiSource accounted for this change as a prospective change in accounting estimate. For further information on NiSource’s pension and other postretirement benefits, see Note 12, “Pension and Other Postretirement Benefits,” in the Notes to Condensed Consolidated Financial Statements (unaudited).

There were no additional significant changes to critical accounting policies for the period ended June 30, 2017.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	Form of Change in Control and Termination Agreement. *

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith). *

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	August 2, 2017	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)