Form 10-Q
period 2017-09-30
NISOURCE INC/DE
filed 2017-11-01
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 336,793,693 shares outstanding at October 23, 2017.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Capital Markets	NiSource Capital Markets, Inc.
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company
NiSource or the Company	NiSource Inc.
NiSource Finance	NiSource Finance Corp.

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
CAA	Clean Air Act
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CIAC	Contributions In Aid of Construction
CO2	Carbon Dioxide
CPP	Clean Power Plan
DPU	Department of Public Utilities
DSM	Demand Side Management
ECR	Environmental Cost Recovery
ECT	Environmental Cost Tracker
EGUs	Electric Utility Generating Units
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
gwh	Gigawatt hours
IBM	International Business Machines Corporation
IRP	Infrastructure Replacement Program

DEFINED TERMS
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MPSC	Maryland Public Service Commission
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NYMEX	New York Mercantile Exchange
OCC	Ohio Consumers' Counsel
OPEB	Other Postretirement Benefits
OUCC	Office of Utility Consumer Counselor
Pure Air	Pure Air on the Lake LP
RCRA	Resource Conservation and Recovery Act
ppb	Parts per billion
PUCO	Public Utilities Commission of Ohio
SEC	Securities and Exchange Commission
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Net Revenues
Gas Distribution	$239.4	$212.3	$1,403.0	$1,244.3
Gas Transportation	191.6	180.0	735.1	689.5
Electric	485.8	465.5	1,365.5	1,249.2
Other	0.2	3.5	2.7	12.5
Gross Revenues	917.0	861.3	3,506.3	3,195.5
Cost of Sales (excluding depreciation and amortization)	233.6	218.2	1,062.7	949.6
Total Net Revenues	683.4	643.1	2,443.6	2,245.9
Operating Expenses
Operation and maintenance	383.3	336.6	1,184.9	1,028.9
Depreciation and amortization	143.0	136.3	428.5	406.0
Gain on sale of assets and impairments, net	—	(0.1)	(0.1)	(0.4)
Other taxes	57.5	56.6	189.7	178.1
Total Operating Expenses	583.8	529.4	1,803.0	1,612.6
Operating Income	99.6	113.7	640.6	633.3
Other Income (Deductions)
Interest expense, net	(87.9)	(85.0)	(260.8)	(261.5)
Other, net	4.8	3.5	9.8	(1.9)
Loss on early extinguishment of long-term debt	—	—	(111.5)	—
Total Other Deductions, Net	(83.1)	(81.5)	(362.5)	(263.4)
Income from Continuing Operations before Income Taxes	16.5	32.2	278.1	369.9
Income Taxes	2.5	8.5	97.1	130.6
Income from Continuing Operations	14.0	23.7	181.0	239.3
Income (Loss) from Discontinued Operations - net of taxes	—	3.5	(0.1)	3.4
Net Income	14.0	27.2	180.9	242.7
Basic Earnings Per Share
Continuing operations	$0.04	$0.07	$0.55	$0.74
Discontinued operations	—	0.01	—	0.02
Basic Earnings Per Share	$0.04	$0.08	$0.55	$0.76
Diluted Earnings Per Share
Continuing operations	$0.04	$0.07	$0.55	$0.74
Discontinued operations	—	0.01	—	0.01
Diluted Earnings Per Share	$0.04	$0.08	$0.55	$0.75
Dividends Declared Per Common Share	$0.175	$0.165	$0.700	$0.640
Basic Average Common Shares Outstanding	331.1	322.3	326.7	321.4
Diluted Average Common Shares	332.4	323.9	328.0	323.2

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2017	2016	2017	2016
Net Income	$14.0	$27.2	$180.9	$242.7
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities(1)	0.1	(0.3)	1.1	2.2
Net unrealized loss on cash flow hedges(2)	(9.3)	(22.6)	(21.2)	(146.8)
Unrecognized pension and OPEB benefit(3)	1.1	0.2	1.5	0.7
Total other comprehensive loss	(8.1)	(22.7)	(18.6)	(143.9)
Comprehensive Income	$5.9	$4.5	$162.3	$98.8
(1) Net unrealized gain (loss) on available-for-sale securities, net of zero and $0.1 million tax benefit in the third quarter of 2017 and 2016, respectively, and $0.6 million and $1.2 million tax expense for the nine months ended 2017 and 2016, respectively.
(2) Net unrealized loss on cash flow hedges, net of $5.8 million and $14.0 million tax benefit in the third quarter of 2017 and 2016, respectively, and $13.1 million and $90.6 million tax benefit for the nine months ended 2017 and 2016, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.5 million and $0.1 million tax expense in the third quarter of 2017 and 2016, respectively, and $0.8 million and $0.4 million tax expense for the nine months ended 2017 and 2016, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2017	December 31, 2016
ASSETS
Property, Plant and Equipment
Utility plant	$20,657.6	$19,368.0
Accumulated depreciation and amortization	(6,906.2)	(6,613.7)
Net utility plant	13,751.4	12,754.3
Other property, at cost, less accumulated depreciation	290.7	313.7
Net Property, Plant and Equipment	14,042.1	13,068.0
Investments and Other Assets
Unconsolidated affiliates	5.6	6.6
Other investments	207.7	193.3
Total Investments and Other Assets	213.3	199.9
Current Assets
Cash and cash equivalents	19.3	26.4
Restricted cash	9.0	9.6
Accounts receivable (less reserve of $17.4 and $23.3, respectively)	480.0	847.0
Gas inventory	325.2	279.9
Materials and supplies, at average cost	102.3	101.7
Electric production fuel, at average cost	84.0	112.8
Exchange gas receivable	42.9	5.4
Regulatory assets	203.9	248.7
Prepayments and other	65.8	130.6
Total Current Assets	1,332.4	1,762.1
Other Assets
Regulatory assets	1,666.2	1,636.7
Goodwill	1,690.7	1,690.7
Intangible assets	234.4	242.7
Deferred charges and other	90.4	91.8
Total Other Assets	3,681.7	3,661.9
Total Assets	$19,269.5	$18,691.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 336,691,078 and 323,159,672 shares outstanding, respectively	$3.4	$3.3
Treasury stock	(94.6)	(88.7)
Additional paid-in capital	5,518.5	5,153.9
Retained deficit	(1,020.6)	(972.2)
Accumulated other comprehensive loss	(43.7)	(25.1)
Total Common Stockholders’ Equity	4,363.0	4,071.2
Long-term debt, excluding amounts due within one year	7,518.6	6,058.2
Total Capitalization	11,881.6	10,129.4
Current Liabilities
Current portion of long-term debt	289.8	363.1
Short-term borrowings	843.2	1,488.0
Accounts payable	447.4	539.4
Dividends payable	58.9	—
Customer deposits and credits	253.1	264.1
Taxes accrued	148.4	195.4
Interest accrued	89.2	120.3
Exchange gas payable	68.0	83.7
Regulatory liabilities	55.1	116.7
Legal and environmental	27.5	37.4
Accrued compensation and employee benefits	167.0	161.4
Other accruals	119.2	82.7
Total Current Liabilities	2,566.8	3,452.2
Other Liabilities
Risk management liabilities	28.7	44.5
Deferred income taxes	2,619.4	2,528.0
Deferred investment tax credits	12.6	13.4
Accrued insurance liabilities	89.0	82.8
Accrued liability for postretirement and postemployment benefits	397.3	713.4
Regulatory liabilities	1,217.8	1,265.1
Asset retirement obligations	268.5	262.6
Other noncurrent liabilities	187.8	200.5
Total Other Liabilities	4,821.1	5,110.3
Commitments and Contingencies (Refer to Note 14, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$19,269.5	$18,691.9
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2017	2016
Operating Activities
Net Income	$180.9	$242.7
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	111.5	—
Depreciation and amortization	428.5	406.0
Deferred income taxes and investment tax credits	96.3	137.7
Other adjustments	28.5	24.5
Changes in Assets and Liabilities:
Components of working capital	32.6	(52.0)
Regulatory assets/liabilities	(12.9)	(202.2)
Postretirement and postemployment benefits	(314.5)	(20.9)
Other noncurrent assets	(3.7)	(3.0)
Other noncurrent liabilities	(17.7)	—
Net Operating Activities from Continuing Operations	529.5	532.8
Net Operating Activities from (used for) Discontinued Operations	0.1	(0.8)
Net Cash Flows from Operating Activities	529.6	532.0
Investing Activities
Capital expenditures	(1,216.4)	(1,083.4)
Cost of removal	(78.9)	(79.5)
Purchases of available-for-sale securities	(139.4)	(33.4)
Sales of available-for-sale securities	129.4	25.9
Other investing activities	(0.8)	2.2
Net Cash Flows used for Investing Activities	(1,306.1)	(1,168.2)
Financing Activities
Issuance of long-term debt	2,750.0	500.0
Repayments of long-term debt and capital lease obligations	(1,352.4)	(210.9)
Premiums and other debt related costs	(139.8)	(0.3)
Change in short-term borrowings, net	(644.9)	491.6
Issuance of common stock	332.6	16.8
Acquisition of treasury stock	(5.9)	(8.1)
Dividends paid - common stock	(170.2)	(152.3)
Net Cash Flows from Financing Activities	769.4	636.8
Change in cash and cash equivalents from (used for) continuing operations	(7.2)	1.4
Change in cash and cash equivalents from (used for) discontinued operations	0.1	(0.8)
Cash and cash equivalents at beginning of period	26.4	15.5
Cash and Cash Equivalents at End of Period	$19.3	$16.1

Supplemental Disclosures of Cash Flow Information

As of September 30, (in millions)	2017	2016
Non-cash transactions:
Capital expenditures included in current liabilities	$219.1	$131.2
Dividends declared but not paid	$58.9	$53.1

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2017	$3.3	$(88.7)	$5,153.9	$(972.2)	$(25.1)	$4,071.2
Comprehensive Income (Loss):
Net Income	—	—	—	180.9	—	180.9
Other comprehensive income, net of tax	—	—	—	—	(18.6)	(18.6)
Common stock dividends ($0.70 per share)	—	—	—	(229.3)	—	(229.3)
Treasury stock acquired	—	(5.9)	—	—	—	(5.9)
Stock issuances:
Employee stock purchase plan	—	—	3.7	—	—	3.7
Long-term incentive plan	—	—	11.2	—	—	11.2
401(k) and profit sharing	—	—	28.8	—	—	28.8
Dividend reinvestment plan	—	—	6.3	—	—	6.3
ATM program	0.1	—	314.6	—	—	314.7
Balance as of September 30, 2017	$3.4	$(94.6)	$5,518.5	$(1,020.6)	$(43.7)	$4,363.0

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance as of January 1, 2017	326,664	(3,504)	323,160
Treasury Stock acquired		(245)	(245)
Issued:
Employee stock purchase plan	155	—	155
Long-term incentive plan	241	—	241
401(k) and profit sharing	1,188	—	1,188
Dividend reinvestment plan	261	—	261
ATM program	11,931	—	11,931
Balance as of September 30, 2017	340,440	(3,749)	336,691

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
NiSource plans to adopt the standard effective January 1, 2018. Upon adoption, NiSource will continue to present the service cost component of net periodic benefit cost within "Operation and maintenance"; however, other components of the net periodic benefit cost will be presented separately below "Operating Income" in the income statement. This change in income statement presentation will be implemented on a retrospective basis. Additionally, beginning prospectively on the date of adoption, only the service cost component of NiSource's net periodic benefit cost component will be eligible for capitalization as "Property, Plant and Equipment" on the balance sheet. NiSource is currently evaluating the impact of adoption on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

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
NiSource has formed an internal stakeholder group to promote information sharing and communication of the new requirements. Additionally, NiSource participates in an informal forum of industry peers where questions can be asked and interpretations of the new standard can be shared. Involvement in this group has resulted in additional clarity on industry-specific issues such as treatment of CIAC, scoping of tariff arrangements and presentation of alternative revenue programs. This clarity has furthered NiSource's adoption efforts. NiSource has separated its various revenue streams into high-level categories, which serve as the basis for accounting analysis and documentation as it relates to the pronouncement's impact on NiSource's revenues. Substantially all of NiSource’s revenues are tariff based, which NiSource concluded will be in scope of ASC 606. Based on evaluation performed to date, NiSource generally expects that the revenue from tariff based sales will continue to be equivalent to the natural gas or electricity supplied and billed each period (including unbilled revenues) and the adoption of the new guidance will not result in a material shift in the amount or timing of revenue recognition for such sales. NiSource has also undertaken efforts to outline mock footnote disclosures intended to satisfy ASC 606's disclosure requirements and expects to enhance its disclosures on revenue recognition policies and elections. Certain disclosure options continue to be evaluated at NiSource, including method and level of revenue disaggregation. NiSource intends to adopt this ASU effective January 1, 2018 and plans to use the modified retrospective method of adoption. If applicable, this method requires a cumulative effect adjustment to be recorded on the balance sheet as of January 1, 2018 and disclosures reconciling results under the new revenue recognition guidance to results under previous guidance. In its evaluation, NiSource continues to monitor industry implementation issues which could impact accounting policies and revenue recognition, including NiSource's preliminary conclusions described above.

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

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
NiSource elected to adopt this ASU effective October 1, 2017. Upon adoption, restricted cash on the Statements of Consolidated Cash Flows will no longer be presented as an investing activity and will instead be included as a component of beginning and ending cash balances. The adoption of this standard will be reflected in the Statements of Consolidated Cash Flows beginning with NiSource's Annual Report on Form 10-K for the year ending December 31, 2017 (including all prior periods presented).

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to accounting for Hedging Activities
NiSource elected to adopt this ASU effective September 30, 2017. Upon adoption, NiSource is no longer required to separately measure and report hedge ineffectiveness. The guidance also eases the requirements related to ongoing hedge effectiveness assessments at NiSource. The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

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
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

3.    Earnings Per Share

Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The computation of diluted average common shares is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Denominator
Basic average common shares outstanding	331,139	322,318	326,662	321,445
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	604	228	503	146
Shares restricted under employee stock plans	653	1,372	866	1,606
Diluted Average Common Shares	332,396	323,918	328,031	323,197

4.    Common Stock

ATM Program. On May 3, 2017, NiSource entered into four separate equity distribution agreements, pursuant to which NiSource may sell, from time to time, up to an aggregate of $500.0 million of its common stock. As of September 30, 2017, approximately $182.8 million of equity remained available for issuance under the ATM program. The program expires on December 31, 2018. Shares of common stock are offered pursuant to NiSource's shelf registration statement filed with the SEC. The following table summarizes NiSource's activity under the ATM program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Number of shares issued	10,612,915	—	11,931,376	—
Average price per share	$26.67	$—	$26.58	$—
Proceeds, net of fees (in millions)	$281.0	$—	$314.7	$—

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
Columbia of Ohio. On November 28, 2012, the PUCO approved Columbia of Ohio’s application to extend its IRP for an additional five years (2013-2017), allowing Columbia of Ohio to continue to invest and recover on its accelerated main replacements. Columbia of Ohio filed its application to adjust rates associated with its IRP and DSM Riders on February 27, 2017, which requested authority to increase annual revenues by approximately $31.5 million. On March 23, 2017, the PUCO Staff filed comments which recommended approval of the application with only minor revisions. The PUCO issued an order on April 26, 2017, approving Columbia of Ohio's application. New rates went into effect on May 1, 2017.
On February 27, 2017, Columbia of Ohio filed an application requesting authority to extend its IRP for an additional five years (2018-2022). On July 10, 2017, the PUCO Staff recommended approval of Columbia of Ohio's IRP for the additional five years, with modifications to Columbia of Ohio's proposed IRP rates for the five-year period. A joint stipulation and recommendation, outlining annual maximum IRP rates for the five-year period, was filed on August 18, 2017 and was supported or not opposed by all parties except the OCC. A hearing was held on October 2, 2017 and briefing is scheduled to be completed by November 7, 2017. An order is expected by the end of 2017.
On October 27, 2017 Columbia of Ohio filed a 30-day notice that they plan to file a request for a rider to begin recovering plant and associated deferrals related to the CEP. The CEP was established in 2011 and allows for deferral of interest, depreciation and property taxes on certain plant investments not recovered through its IRP modernization tracker.
NIPSCO Gas. On September 27, 2017, NIPSCO filed a base rate case with the IURC, seeking an annual revenue increase of $143.5 million (inclusive of amounts being recovered through various tracker programs). As part of this filing and among other items, NIPSCO proposed to update base rates for ongoing infrastructure improvements, revised depreciation rates and ongoing level of expenses to reflect the current costs of providing natural gas service. An order is expected in the second half of 2018.
On April 30, 2013, then Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On February 28, 2017, NIPSCO filed TDSIC-6 requesting approval of $271.3 million of cumulative net capital spend through December 31, 2016. An order approving NIPSCO's filing was received from the IURC on June 28, 2017, and new rates went into effect on July 1, 2017. On August 31, 2017, NIPSCO filed TDSIC-7 requesting approval of $328.9 million of cumulative net capital spend through June 30, 2017. An order is expected in the fourth quarter of 2017.
Columbia of Massachusetts. On July 7, 2014, the Governor of Massachusetts signed into law Chapter 149 of the Acts of 2014, An Act Relative to Natural Gas Leaks (“the Act”). The Act authorizes natural gas distribution companies to file gas infrastructure replacement plans with the Massachusetts DPU to address the replacement of aging natural gas pipeline infrastructure. In addition, the Act provides that the Massachusetts DPU may, after review of the plans, allow the proposed estimated costs of the plan into rates as of May 1 of the subsequent year. On October 31, 2016, Columbia of Massachusetts filed its GSEP for the 2017 construction year. In that filing, Columbia of Massachusetts proposed to recover a cumulative revenue requirement of $17.2 million. An order was received from the Massachusetts DPU on April 28, 2017 approving the filing and rates went into effect on May 1, 2017. On October 31, 2017, Columbia of Massachusetts filed its GSEP for the 2018 construction year. Columbia of Massachusetts is proposing to recover a cumulative revenue requirement of $26.8 million including a waiver to collect the $3.1 million revenue requirement in excess of the GSEP cap provision. If the waiver is not approved, the cumulative revenue requirement will be $23.7 million. An order is expected from the Massachusetts DPU in the second quarter of 2018, with new rates effective May 1, 2018.
Columbia of Virginia. On April 29, 2016, Columbia of Virginia filed a request with the VSCC, seeking an annual revenue increase of $37.0 million. On September 28, 2016, Columbia of Virginia implemented updated interim base rates subject to refund. On January 17, 2017, Columbia of Virginia presented a stipulation and proposed recommendation, representing a settlement by all parties to the proceeding that included a base revenue increase of $28.5 million. On March 17, 2017, by final order, the VSCC approved the settlement agreement without modification. In accordance with the terms of the final order, during 2017 Columbia

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of Virginia completed its refund of the difference between the interim customer rates implemented in 2016 and the rates approved by the final order.
Columbia of Maryland. On April 14, 2017, Columbia of Maryland filed a request with the MPSC to adjust base rates. On July 28, 2017, all parties filed a settlement agreement with the MPSC, under which Columbia of Maryland will receive an annual revenue increase of $2.4 million. The MPSC approved the settlement on September 19, 2017 and rates went into effect on October 27, 2017.
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
NIPSCO has approval from the IURC to recover certain environmental related costs through an ECT. Under the ECT, NIPSCO is permitted to recover (1) AFUDC and a return on the capital investment expended by NIPSCO to implement environmental compliance plan projects and (2) related operation and maintenance and depreciation expenses once the environmental facilities become operational. On July 28, 2017, NIPSCO filed ECR-30 which included $256.2 million of cumulative net capital expenditures through the period ended June 30, 2017. An order was received from the IURC on October 25, 2017, and new rates went into effect the first billing cycle of November 2017.
NIPSCO made a TDSIC-2 rate adjustment mechanism filing on June 30, 2017 seeking recovery and ratemaking relief associated with $177.3 million of cumulative net capital expenditures made through April 30, 2017. An order approving the request was received from the IURC on October 31, 2017 and new rates are expected to go into effect with the first billing cycle of November 2017.
On November 1, 2016, NIPSCO filed a petition with the IURC for relief regarding the construction of additional environmental projects required to comply with the final rules for regulation of CCRs and the ELG. On June 9, 2017, a settlement agreement was filed with the IURC regarding the CCR projects and treatment of associated costs. An evidentiary hearing was held on August 21, 2017 and an order is expected by the end of 2017. Given the current postponement of the ELG rule, NIPSCO has agreed, with the settling parties, that the ELG projects and related costs would be addressed in a later proceeding. Refer to Note 14-C, “Environmental Matters,” for more information.

6.    Risk Management Activities

NiSource is exposed to certain risks relating to its ongoing business operations, namely commodity price risk and interest rate risk. NiSource recognizes that the prudent and selective use of derivatives may help to lower its cost of debt capital, manage its interest rate exposure and limit volatility in the price of natural gas.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Risk management assets and liabilities on NiSource’s derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	September 30, 2017	December 31, 2016
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$17.0
Commodity price risk programs	0.2	7.4
Total	$0.2	$24.4
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$20.1	$17.1
Commodity price risk programs	0.7	7.5
Total	$20.8	$24.6
Risk Management Liabilities - Current(3)
Interest rate risk programs	$36.9	$15.3
Commodity price risk programs	3.3	1.5
Total	$40.2	$16.8
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$—	$24.5
Commodity price risk programs	28.7	20.0
Total	$28.7	$44.5
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
Interest Rate Risk Management
As of September 30, 2017, NiSource Finance has forward-starting interest rate swaps with an aggregate notional value totaling $1.0 billion to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by the end of 2019. These interest rate swaps are designated as cash flow hedges. The effective portions of the gains and losses related to these swaps are recorded to AOCI and are recognized in earnings concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in earnings.
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
On September 5, 2017, NiSource Finance settled $750.0 million of treasury lock agreements, initially entered into August 2017, contemporaneously with the issuance of $750.0 million of 3.95% senior notes, maturing in 2048. This derivative contract was accounted for as cash flow hedge. As part of the transaction, the associated net unrealized loss position of $19.0 million is being amortized from accumulated other comprehensive loss into interest expense over the term of the associated interest payments.
Cash associated with payments to settle interest rate swaps and treasury lock agreements are reflected within operating activities within the Condensed Statements of Consolidated Cash Flows (unaudited) for the nine months ended September 30, 2017.
Realized gains and losses from NiSource’s interest rate cash flow hedges are presented in “Interest expense, net” on the Condensed Statements of Consolidated Income (unaudited). There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at September 30, 2017 and December 31, 2016.
NiSource’s derivative instruments measured at fair value as of September 30, 2017 and December 31, 2016 do not contain any credit-risk-related contingent features.
7.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

Recurring Fair Value Measurements September 30, 2017 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2017
Assets
Risk management assets	$—	$21.0	$—	$21.0
Available-for-sale securities	—	139.3	—	139.3
Total	$—	$160.3	$—	$160.3
Liabilities
Risk management liabilities	$—	$68.1	$0.8	$68.9
Total	$—	$68.1	$0.8	$68.9

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recurring Fair Value Measurements December 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Risk management assets	$5.4	$43.6	$—	$49.0
Available-for-sale securities	—	131.5	—	131.5
Total	$5.4	$175.1	$—	$180.5
Liabilities
Risk management liabilities	$1.2	$58.9	$1.2	$61.3
Total	$1.2	$58.9	$1.2	$61.3

Risk management assets and liabilities include interest rate swaps, treasury lock agreements, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, options and treasury lock agreements. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of September 30, 2017 and December 31, 2016, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
NiSource Finance has entered into forward-starting interest rate swaps and treasury lock agreements to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These derivatives are designated as cash flow hedges. Credit risk is considered in the fair value calculation of each agreement. As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps and treasury lock agreements, and NiSource can settle the contracts at any time. For additional information see Note 6, "Risk Management Activities."
NIPSCO has entered into long-term forward natural gas purchase instruments that range from five to ten years to lock in a fixed price for its natural gas customers. NiSource values these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information see Note 6, “Risk Management Activities.”
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at September 30, 2017 and December 31, 2016 were:

September 30, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$34.3	$—	$(0.1)	$34.2
Corporate/Other debt securities	104.2	1.3	(0.4)	105.1
Total	$138.5	$1.3	$(0.5)	$139.3
December 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$35.0	$0.1	$(0.6)	$34.5
Corporate/Other debt securities	98.7	0.3	(2.0)	97.0
Total	$133.7	$0.4	$(2.6)	$131.5
Realized gains and losses on available-for-sale securities were immaterial for the three and nine months ended September 30, 2017 and 2016.
The cost of maturities sold is based upon specific identification. At September 30, 2017, approximately $8.4 million of U.S. Treasury debt securities and approximately $3.2 million of Corporate/Other debt securities have maturities of less than a year.

There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2017 and 2016.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2017.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the nine months ended September 30, 2017, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2017	Estimated Fair Value as of September 30, 2017	Carrying Amount as of Dec. 31, 2016	Estimated Fair Value as of Dec. 31, 2016
Long-term debt (including current portion)	$7,808.4	$8,550.7	$6,421.3	$7,064.1

8.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between March 2018 and October 2018 and may be further extended if mutually agreed to by the parties thereto.

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
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of September 30, 2017, the maximum amount of debt that could be recognized related to NiSource’s accounts receivable programs is $265.0 million.
The following table reflects the gross receivables balance and net receivables transferred as well as short-term borrowings related to the securitization transactions as of September 30, 2017 and December 31, 2016:

(in millions)	September 30, 2017	December 31, 2016
Gross Receivables	$371.6	$618.3
Less: Receivables not transferred	109.4	308.3
Net receivables transferred	$262.2	$310.0
Short-term debt due to asset securitization	$262.2	$310.0
For the nine months ended September 30, 2017 and 2016, $47.8 million and $11.0 million, respectively, was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.6 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. NiSource remains responsible for collecting on the receivables securitized and the receivables cannot be transferred to another party.

9.    Goodwill
 The following presents NiSource’s goodwill balance allocated by segment as of September 30, 2017:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,690.7	$—	$—	$1,690.7

NiSource applied the qualitative "step 0" analysis to its reporting units for the annual impairment test performed as of May 1, 2017. For this test, NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to its base line May 1, 2016 "step 1" fair value measurement. The results of this assessment indicated that it was not more likely than not that its reporting unit fair values were less than the reporting unit carrying values, accordingly, no "step 1" analysis was required.

10.    Income Taxes

NiSource’s interim effective tax rates reflect the estimated annual effective tax rates for 2017 and 2016, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2017 and 2016 were 15.2% and 26.4%, respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 34.9% and 35.3%, respectively. These effective tax rates differ from the Federal tax rate of 35% primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.
The decrease in the three month effective tax rate in 2017 versus the same period in 2016 is primarily due to current year revisions of apportionment factors used to measure state deferred tax liabilities. There was no material change in the year-to-date effective tax rate in 2017 versus the same period in 2016.

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

NiSource previously disclosed in the notes to its financial statements for the year ended December 31, 2016, that it expected to contribute $9.1 million to its pension plans in 2017. For the nine months ended September 30, 2017, NiSource contributed $281.6 million to its pension plans, which included a $277 million discretionary contribution made during the third quarter of 2017. NiSource does not anticipate any further pension contributions in 2017. Contributions of $21.8 million have been made to NiSource's other postretirement benefit plans during the nine months ended September 30, 2017. Contributions made to pension and other postretirement benefit plans are presented in "Operating activities" on the Condensed Statements of Consolidated Cash Flows (unaudited).

The following tables provide the components of the plans’ actuarially determined net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost(1)	$7.4	$7.7	$1.2	$1.3
Interest cost(1)	17.1	22.4	4.5	5.5
Expected return on assets	(30.8)	(33.2)	(4.0)	(4.3)
Amortization of prior service credit	(0.1)	—	(1.1)	(1.2)
Recognized actuarial loss	13.2	15.3	0.7	0.8
Settlement loss	10.6	—	—	—
Total Net Periodic Benefit Cost	$17.4	$12.2	$1.3	$2.1
(1)Effective January 1, 2017, NiSource adopted the methodology of using a full yield curve (spot rate) approach to estimate the service and interest components of net periodic benefit cost. This change in accounting estimate resulted in a decrease in these costs for the three months ended September 30, 2017 when compared to the same period in 2016.

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost(1)	$22.4	$23.1	$3.6	$3.7
Interest cost(1)	51.5	67.2	13.4	16.5
Expected return on assets	(91.3)	(99.6)	(11.9)	(12.9)
Amortization of prior service credit	(0.5)	(0.2)	(3.3)	(3.6)
Recognized actuarial loss	40.0	45.9	2.2	2.4
Settlement loss	10.6	—	—	—
Total Net Periodic Benefit Cost	$32.7	$36.4	$4.0	$6.1
(1)Effective January 1, 2017, NiSource adopted the methodology of using a full yield curve (spot rate) approach to estimate the service and interest components of net periodic benefit cost. This change in accounting estimate resulted in a decrease in these costs for the nine months ended September 30, 2017 when compared to the same period in 2016.

As of August 31, 2017, one of NiSource's qualified pension plans paid lump sums in excess of the plan's 2017 service cost plus interest cost, thereby meeting the requirement for settlement accounting. A settlement charge of $10.6 million was recorded during the third quarter of 2017. As a result of the settlement, the pension plan was remeasured resulting in a decrease to the pension benefit obligation, net of plan assets, of $1.3 million, a net decrease to regulatory assets of $10.6 million and a net credit to accumulated other comprehensive loss of $1.3 million.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the key assumptions that were used to calculate the pension benefit obligation and the net periodic benefit cost at the measurement dates of August 31, 2017 and December 31, 2016.

	August 31, 2017	December 31, 2016
Weighted-average Assumption to Determine Benefit Obligation:
Discount rate	3.50%	4.03%
Weighted-average Assumptions to Determine Net Periodic Benefit Costs for the period ended:
Discount rate - service cost(1)	4.40%	4.24%
Discount rate - interest cost(1)	3.31%	4.24%
Expected return on assets	7.25%	8.00%
(1) In January 2017, NiSource changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits. This change, compared to the previous method, resulted in a decrease in the actuarially-determined service and interest cost components. Historically, NiSource estimated service and interest cost utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. For fiscal 2017 and beyond, NiSource now utilizes a full yield curve approach to estimate these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

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
NiSource announced on April 26, 2017, that it intends to merge NiSource Finance and Capital Markets with and into NiSource during the second half of 2017, pending receipt of applicable approvals. The mergers are expected to be completed during the fourth quarter of 2017. Upon completion of the mergers, NiSource will become the primary obligor of NiSource Finance's and Capital Markets' outstanding obligations. The mergers are not expected to have any impact on NiSource's consolidated financial statements or the credit ratings of outstanding debt securities.
On March 27, 2017, Capital Markets redeemed $30.0 million of 7.86% and $2.0 million of 7.85% medium-term notes at maturity.
On April 3, 2017, Capital Markets redeemed $12.0 million of 7.82%, $10.0 million of 7.92%, $2.0 million of 7.93% and $1.0 million of 7.94% medium-term notes at maturity.
On May 22, 2017, NiSource Finance closed its placement of $2.0 billion in aggregate principal amount of its senior notes, comprised of $1.0 billion of 3.49% senior notes due 2027 and $1.0 billion of 4.375% senior notes due 2047. Related to this placement, NiSource settled $950.0 million of aggregate notional value forward-starting interest rate swaps, originally entered into to mitigate interest risk associated with the planned issuance of these notes. Refer to Note 6, "Risk Management Activities," for additional information.
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
On August 4, 2017, NIPSCO redeemed $5.0 million of 7.02% medium-term notes at maturity.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On September 14, 2017, NiSource Finance closed its placement of $750.0 million of 3.95% senior notes due 2048. Related to this placement, NiSource settled $750.0 million of aggregate notional value treasury lock agreements, originally entered into to mitigate the interest risk associated with the planned issuance of these notes. Refer to Note 6, "Risk Management Activities," for additional information.
On September 15, 2017, NiSource Finance redeemed $210.4 million of 5.25% senior unsecured notes at maturity.
13.    Short-Term Borrowings
NiSource generates short-term borrowings from its revolving credit facility, commercial paper program, letter of credit issuances and accounts receivable transfer programs. Each of these borrowing sources is described further below.
NiSource Finance maintains a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for its commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. NiSource Finance's revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. At September 30, 2017 and December 31, 2016, NiSource had no outstanding borrowings under this facility.
NiSource Finance's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. As of September 30, 2017 and December 31, 2016, NiSource had commercial paper outstanding of $581.0 million and $1,178.0 million, respectively.
As of September 30, 2017 and December 31, 2016, NiSource had $13.0 million and $14.7 million of stand-by letters of credit, respectively. All stand-by letters of credit were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $262.2 million and $310.0 million as of September 30, 2017 and December 31, 2016, respectively. Refer to Note 8, "Transfers of Financial Assets," for additional information.
Short-term borrowings were as follows:

(in millions)	September 30, 2017	December 31, 2016
Commercial Paper weighted-average interest rate of 1.50% and 1.24% at September 30, 2017 and December 31, 2016, respectively	$581.0	$1,178.0
Accounts receivable securitization facility borrowings	262.2	310.0
Total Short-Term Borrowings	$843.2	$1,488.0

Given their maturities are less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

14.    Other Commitments and Contingencies
A. Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of September 30, 2017 and December 31, 2016, NiSource had issued stand-by letters of credit of $13.0 million and $14.7 million, respectively.
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
As of September 30, 2017 and December 31, 2016, NiSource had recorded a liability of approximately $112.6 million and $111.4 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). NiSource recognizes costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact, the method of remediation and the availability of cost recovery. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its liability as information is collected and estimates become more refined.
Electric Operations' compliance estimates disclosed below are reflective of NIPSCO's Integrated Resource Plan submitted to the IURC on November 1, 2016. See section D, "Other Matters," below for additional information.
Air
The actions listed below could require further reductions in emissions from various emission sources. NiSource will continue to closely monitor developments in these matters.
Future legislative and regulatory programs could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Additionally, rules that increase methane leak detection, require emission reductions or impose additional requirements for natural gas facilities could restrict GHG emissions and impose additional costs. NiSource will carefully monitor all GHG reduction proposals and regulations.
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
Clean Power Plan. On October 23, 2015, the EPA issued a final rule to regulate CO2 emissions from existing fossil-fuel EGUs under section 111(d) of the CAA. The final rule establishes national CO2 emission-rate standards that are applied to each state’s mix of affected EGUs to establish state-specific emission-rate and mass-emission limits. The final rule requires each state to submit a plan indicating how the state will meet the EPA's emission-rate or mass-emission limit, including possibly imposing reduction obligations on specific units. If a state does not submit a satisfactory plan, the EPA will impose a federal plan on that state. On February 9, 2016, the U.S. Supreme Court stayed implementation of the CPP until litigation is decided on its merits. On October 16, 2017, the EPA published in the Federal Register a Notice of Proposed Rulemaking that would repeal the CPP. The public will have 60 days to comment on this proposal, after which time the proposal may become final. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time. Should costs be incurred to comply with the CPP, NIPSCO believes such costs will be eligible for recovery through customer rates.
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
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2017. The total estimated liability at NiSource related to the facilities subject to remediation was $108.0 million and $105.5 million at September 30, 2017 and December 31, 2016, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
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
NIPSCO filed a petition on November 1, 2016 with the IURC seeking approval of the projects and recovery of the costs associated with CCR compliance. On June 9, 2017, NIPSCO filed with the IURC a settlement reached with certain parties regarding the CCR projects and treatment of associated costs. An evidentiary hearing was held on August 21, 2017 and an order is expected by the end of 2017.
Water
ELG. On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. The rule imposes new water treatment and discharge requirements on NIPSCO's electric generating facilities to be applied between 2018 and 2023. On April 25, 2017, the EPA published notice in the Federal Register that the EPA is reconsidering the ELG in response to several petitions for reconsideration. On September 18, 2017, the EPA published notice in the Federal Register their intention to postpone the earliest compliance dates for flue gas desulfurization wastewater and bottom ash transport water requirements to potentially consider revisions to technology and numeric limits achievable. NIPSCO is unable to estimate the impact of the postponement of these compliance dates at this time. Based upon a preliminary engineering study, capital compliance costs are currently expected to cost approximately $170 million. On November 1, 2016, NIPSCO filed a petition with the IURC seeking approval of the projects and recovery of the costs associated with ELG compliance. Given the current postponement of certain compliance dates under the ELG rule, NIPSCO has agreed with the settling parties as part of the settlement agreement discussed in the "CCRs" subsection above, that these ELG projects and related costs would be addressed in a later proceeding.
D. Other Matters.
NIPSCO 2016 Integrated Resource Plan. Environmental, regulatory and economic factors, including low natural gas prices and aging coal-fired units, have led NIPSCO to consider modifying its current electric generation supply mix to include less coal-fired generation. Due to enacted CCR and ELG (subsequently postponed) legislation, NIPSCO would expect to incur over $1 billion in operating, maintenance, environmental and other costs over the next seven years if the current fleet of coal-fired generating units remain operational.
On November 1, 2016, NIPSCO submitted its 2016 Integrated Resource Plan with the IURC. The plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The 2016 Integrated Resource Plan indicates that the most viable option for customers and NIPSCO involves the retirement of Bailly Generating Station (Units 7 and 8) as soon as mid-2018 and two units (Units 17 and 18) at the R.M.

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
NIPSCO Pure Air. NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years requiring NIPSCO to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $16.5 million and $16.0 million for the nine months ended September 30, 2017 and 2016, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.
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
In April 2017, NiSource initiated a process to terminate its agreement with IBM and began negotiating contracts with IT service providers other than IBM. The terminated agreement calls for NiSource to pay certain charges in the event of a termination by NiSource for any reason other than material breach by IBM. NiSource and IBM are in discussions with respect to the charges owed IBM. Liabilities recorded related to termination charges as of September 30, 2017 are not material to the Condensed Consolidated Financial Statements (unaudited).
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

15.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

Three Months Ended September 30, 2017 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2017	$0.4	$(18.8)	$(17.2)	$(35.6)
Other comprehensive income (loss) before reclassifications	0.1	(9.7)	—	(9.6)
Amounts reclassified from accumulated other comprehensive loss	—	0.4	1.1	1.5
Net current-period other comprehensive income (loss)	0.1	(9.3)	1.1	(8.1)
Balance as of September 30, 2017	$0.5	$(28.1)	$(16.1)	$(43.7)

Nine Months Ended September 30, 2017 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2017	$(0.6)	$(6.9)	$(17.6)	$(25.1)
Other comprehensive income (loss) before reclassifications	1.1	(23.3)	0.2	(22.0)
Amounts reclassified from accumulated other comprehensive loss	—	2.1	1.3	3.4
Net current-period other comprehensive income (loss)	1.1	(21.2)	1.5	(18.6)
Balance as of September 30, 2017	$0.5	$(28.1)	$(16.1)	$(43.7)

Three Months Ended September 30, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2016	$2.0	$(139.7)	$(18.6)	$(156.3)
Other comprehensive loss before reclassifications	(0.3)	(22.9)	—	(23.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.2	0.5
Net current-period other comprehensive income (loss)	(0.3)	(22.6)	0.2	(22.7)
Balance as of September 30, 2016	$1.7	$(162.3)	$(18.4)	$(179.0)

Nine Months Ended September 30, 2016 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2016	$(0.5)	$(15.5)	$(19.1)	$(35.1)
Other comprehensive income (loss) before reclassifications	2.3	(148.0)	—	(145.7)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	1.2	0.7	1.8
Net current-period other comprehensive income (loss)	2.2	(146.8)	0.7	(143.9)
Balance as of September 30, 2016	$1.7	$(162.3)	$(18.4)	$(179.0)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

16.    Business Segment Information
At September 30, 2017, NiSource’s operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Gross Revenues
Gas Distribution Operations
Unaffiliated	$431.1	$392.4	$2,139.9	$1,935.6
Intersegment	3.5	3.1	10.6	9.6
Total	434.6	395.5	2,150.5	1,945.2
Electric Operations
Unaffiliated	485.8	465.4	1,365.5	1,249.2
Intersegment	0.2	0.4	0.6	0.6
Total	486.0	465.8	1,366.1	1,249.8
Corporate and Other
Unaffiliated	0.1	3.5	0.9	10.7
Intersegment	126.4	100.5	367.7	298.1
Total	126.5	104.0	368.6	308.8
Eliminations	(130.1)	(104.0)	(378.9)	(308.3)
Consolidated Gross Revenues	$917.0	$861.3	$3,506.3	$3,195.5
Operating Income (Loss)
Gas Distribution Operations	$(23.7)	$4.3	$362.1	$392.7
Electric Operations	124.4	112.8	286.3	251.5
Corporate and Other	(1.1)	(3.4)	(7.8)	(10.9)
Consolidated Operating Income	$99.6	$113.7	$640.6	$633.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes the financial condition, results of operations and cash flows of NiSource and its subsidiaries. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Note regarding forward-looking statements" at the beginning of this report for a list of factors that may cause results to differ materially.
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
Summary of Consolidated Financial Results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Total Net Revenues	$683.4	$643.1	$40.3	$2,443.6	$2,245.9	$197.7
Total Operating Expenses	583.8	529.4	54.4	1,803.0	1,612.6	190.4
Operating Income	99.6	113.7	(14.1)	640.6	633.3	7.3
Total Other Deductions, net	(83.1)	(81.5)	(1.6)	(362.5)	(263.4)	(99.1)
Income Taxes	2.5	8.5	(6.0)	97.1	130.6	(33.5)
Income from Continuing Operations	14.0	23.7	(9.7)	181.0	239.3	(58.3)
Income (Loss) from Discontinued Operations - net of taxes	—	3.5	(3.5)	(0.1)	3.4	(3.5)
Net Income	14.0	27.2	(13.2)	180.9	242.7	(61.8)
Basic Earnings Per Share from Continuing Operations	$0.04	$0.07	$(0.03)	$0.55	$0.74	$(0.19)
Basic Average Common Shares Outstanding	331.1	322.3	8.8	326.7	321.4	5.3
On a consolidated basis, NiSource reported income from continuing operations of $14.0 million, or $0.04 per basic share for the three months ended September 30, 2017, compared to $23.7 million, or $0.07 per basic share for the same period in 2016. The decrease in income from continuing operations during 2017 was due primarily to decreased operating income, as discussed below.
For the three months ended September 30, 2017, NiSource reported operating income of $99.6 million compared to $113.7 million for the same period in 2016. The lower operating income was primarily due to increased operating expenses, including higher employee and administrative expenses, increased outside service costs and higher depreciation expense. These increases in operating expenses were partially offset by increased net revenues from new rates from base-rate proceedings and infrastructure replacement programs and increased rates from incremental capital spend on electric transmission projects at NIPSCO. These favorable net revenue drivers were partially offset by the effects of year-over-year weather variations, which reduced revenue in 2017 compared to 2016.
For the nine months ended September 30, 2017, NiSource reported consolidated income from continuing operations of $181.0 million, or $0.55 per basic share compared to $239.3 million, or $0.74 per basic share for the same period in 2016. The decrease

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

in income from continuing operations during 2017 was due primarily to a loss on early extinguishment of long-term debt, partially offset by increased operating income, as discussed below.
NiSource's operating income for the nine months ended September 30, 2017 was $640.6 million compared to $633.3 million for the same period in 2016. The higher operating income was primarily due to increased net revenues from new rates from base-rate proceedings and infrastructure replacement programs, along with increased rates from incremental capital spend on electric transmission projects at NIPSCO, partially offset by unfavorable effects of weather. The increase in net revenues was partially offset by increased operating expenses due to higher employee and administrative expenses, increased outside service costs, higher material and supplies expenses and increased environmental costs. Additionally, depreciation expense and other taxes increased relative to 2016. These increases in operating expenses were partially offset by decreased amortization expense.
Other Income (Deductions), net
Other income (deductions), net reduced income by $83.1 million in the third quarter of 2017 compared to a reduction in income of $81.5 million in the prior year.
Other income (deductions), net reduced income by $362.5 million in the nine months ended September 30, 2017 compared to a reduction in income of $263.4 million in the prior year. This change is due primarily to a loss on early extinguishment of long-term debt of $111.5 million which was incurred in 2017. Refer to Note 12, "Long-Term Debt," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the early extinguishment of long-term debt.
Income Taxes
Refer to Note 10, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes.
Capital Investment. In the nine months ended September 30, 2017, NiSource invested $1,216.4 million in capital expenditures across its gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of NiSource's gas distribution system, construction of new electric transmission assets and maintaining NiSource’s existing electric generation fleet. NiSource continues to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expects to invest a total of approximately $1.6 to $1.7 billion in capital during 2017 to continue to modernize and improve its system across all seven states.
Liquidity. NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2017 and beyond. At September 30, 2017 and December 31, 2016, NiSource had $1,275.3 million and $683.7 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities. Additionally, as of September 30, 2017, NiSource has approximately $183 million of available remaining capacity to issue shares of common stock under its ATM program.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”
Regulatory Developments
During the quarter ended September 30, 2017, NiSource continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of its operating area. The discussion below summarizes significant regulatory developments that transpired during the third quarter of 2017:
Gas Distribution Operations

•
NIPSCO filed a gas base rate case with the IURC on September 27, 2017. The request, which seeks NIPSCO's first natural gas base rate increase in more than 25 years, supports continued investment in system upgrades, technology improvements and other measures to increase pipeline safety and system reliability. If approved as filed, the fully implemented request would increase annual revenues by $143.5 million, inclusive of amounts being recovered through various tracker programs. An order is expected in the second half of 2018.

•
Columbia of Ohio filed a settlement agreement in its pending application for a five year extension of its IRP on August 18, 2017. This well-established pipeline replacement program, which is currently authorized through December 31, 2017,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

covers replacement of priority mainline pipe and targeted customer service lines. An order by the PUCO is expected by the end of 2017.

•
New rates went into effect on October 27, 2017 following approval of Columbia of Maryland's base rate case settlement by the MPSC. The settlement supports continued accelerated replacement of aging pipe as well as adoption of additional pipeline safety upgrades and increases annual revenue by $2.4 million.

•
NIPSCO continues to execute on its seven-year, $850 million gas infrastructure modernization program to further improve system reliability and safety. New rates under NIPSCO's semi-annual tracker update took effect July 1, 2017. The latest update, covering $328.9 million of cumulative net capital spend through June 30, 2017, was filed on August 31, 2017. An order is expected in the fourth quarter of 2017.

•
On October 31, 2017, Columbia of Massachusetts filed its GSEP for the 2018 construction year. Columbia of Massachusetts is proposing to recover a cumulative revenue requirement of $26.8 million including a waiver to collect the $3.1 million revenue requirement in excess of the GSEP cap provision. If the waiver is not approved, the cumulative revenue requirement will be $23.7 million. An order is expected from the Massachusetts DPU in the second quarter of 2018, with new rates effective May 1, 2018.

Electric Operations

•
NIPSCO continues to execute on its seven-year electric infrastructure modernization program, which includes enhancements to its electric transmission and distribution system designed to further improve system safety and reliability. The IURC-approved program represents approximately $1.25 billion of electric infrastructure investments expected to be made through 2022. On June 30, 2017, NIPSCO filed its latest tracker update request, covering $177.3 million in cumulative net capital expenditures through April 30, 2017. An order approving the request was received from the IURC on October 31, 2017.

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

Refer to Note 5, “Regulatory Matters,” as well as to Note 14, "Other Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory matters.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net Revenues
Sales revenues	$434.6	$395.5	$39.1	$2,150.5	$1,945.2	$205.3
Less: Cost of gas sold (excluding depreciation and amortization)	94.6	76.1	18.5	662.0	569.6	92.4
Net Revenues	340.0	319.4	20.6	1,488.5	1,375.6	112.9
Operating Expenses
Operation and maintenance	257.9	213.4	44.5	792.3	668.3	124.0
Depreciation and amortization	67.9	64.3	3.6	199.5	188.8	10.7
Other taxes	37.9	37.4	0.5	134.6	125.8	8.8
Total Operating Expenses	363.7	315.1	48.6	1,126.4	982.9	143.5
Operating Income (Loss)	$(23.7)	$4.3	$(28.0)	$362.1	$392.7	$(30.6)
Revenues
Residential	$264.2	$247.7	$16.5	$1,404.4	$1,254.9	$149.5
Commercial	80.9	71.6	9.3	456.0	402.7	53.3
Industrial	39.7	36.4	3.3	156.5	139.9	16.6
Off-System	30.4	19.9	10.5	97.1	59.4	37.7
Other	19.4	19.9	(0.5)	36.5	88.3	(51.8)
Total	$434.6	$395.5	$39.1	$2,150.5	$1,945.2	$205.3
Sales and Transportation (MMDth)
Residential	14.5	13.7	0.8	157.2	169.5	(12.3)
Commercial	17.3	16.3	1.0	111.3	114.7	(3.4)
Industrial	125.9	130.4	(4.5)	380.3	393.7	(13.4)
Off-System	11.1	7.4	3.7	33.8	27.3	6.5
Other	0.3	—	0.3	0.2	—	0.2
Total	169.1	167.8	1.3	682.8	705.2	(22.4)
Heating Degree Days	75	33	42	2,911	3,297	(386)
Normal Heating Degree Days	85	85	—	3,576	3,608	(32)
% Warmer than Normal	(12)%	(61)%		(19)%	(9)%
Gas Distribution Customers
Residential				3,114,223	3,088,525	25,698
Commercial				275,424	274,276	1,148
Industrial				6,163	6,408	(245)
Other				3	—	3
Total				3,395,813	3,369,209	26,604

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
Comparability of line item operating results may also be impacted by regulatory, tax and depreciation trackers (other than those for cost of sales) that allow for the recovery in rates of certain costs. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three months ended September 30, 2017 vs. September 30, 2016 Operating Income
For the third quarter of 2017, Gas Distribution Operations reported an operating loss of $23.7 million, versus operating income of $4.3 million in the comparable 2016 period.
Net revenues for third quarter of 2017 were $340.0 million, an increase of $20.6 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings and infrastructure replacement programs of $16.0 million.

•	Higher revenues from increased industrial, commercial and residential customer usage of $2.9 million.

•	The effects of increased residential customer growth of $1.3 million.
Operating expenses were $48.6 million higher for the third quarter of 2017 compared to the same period in 2016. This change was primarily driven by:

•
Increased employee and administrative expenses of $25.4 million which includes the impact of a pension settlement charge recorded in 2017 along with a charge related to Columbia of Pennsylvania's portion of a 2017 pension contribution which, per regulatory order, is expensed on a cash basis.

•	Higher outside service costs of $14.4 million due to increased line locating expenses and IT service provider transition costs.

•	Increased depreciation of $3.6 million due to higher capital expenditures placed in service.

Nine months ended September 30, 2017 vs. September 30, 2016 Operating Income
For the nine months ended September 30, 2017, Gas Distribution Operations reported operating income of $362.1 million, a decrease of $30.6 million from the comparable 2016 period.
Net revenues for the nine months ended September 30, 2017 were $1,488.5 million, an increase of $112.9 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings and infrastructure replacement programs of $97.1 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in expense, of $24.7 million.

•	The effects of increased residential customer growth of $5.7 million.
Partially offset by:

•	The effects of warmer weather of $14.6 million.
Operating expenses were $143.5 million higher for the nine months ended September 30, 2017 compared to the same period in 2016. This change was primarily driven by:

•	Increased employee and administrative expenses of $51.3 million which includes the impact of the aforementioned pension settlement charge and pension contribution.

•	Higher outside service costs of $32.9 million due to IT service provider transition costs and increased line locating expenses.

•	Higher regulatory, tax and depreciation trackers, which are offset in net revenues, of $24.7 million.

•	Increased depreciation of $9.7 million due to higher capital expenditures placed in service.

•	Increased property taxes of $6.9 million due to higher capital expenditures placed in service and an accrual adjustment recorded in 2016.

•	Higher environmental costs of $4.9 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Weather in the Gas Distribution Operations service territories for the third quarter of 2017 was about 12% warmer than normal and about 127% colder than 2016, leading to increased net revenues of $0.2 million for the quarter ended September 30, 2017 compared to 2016.
Weather in the Gas Distribution Operations service territories for the nine months ended September 30, 2017 was about 19% warmer than normal and about 12% warmer than 2016, resulting in decreased net revenues of $14.6 million for the nine months ended September 30, 2017 compared to 2016.
Throughput
Total volumes sold and transported for the third quarter of 2017 were 169.1 MMDth, compared to 167.8 MMDth for 2016.
Total volumes sold and transported for the nine months ended September 30, 2017 were 682.8 MMDth, compared to 705.2 MMDth for 2016. This 3% decrease is primarily attributable to the effects of warmer weather in 2017.
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
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to other gross revenues for the quarter ended September 30, 2017 and 2016 were a revenue decrease of $0.3 million and a revenue increase of $4.4 million, respectively. The adjustments to other gross revenues for the nine months ended September 30, 2017 and 2016 were a revenue decrease of $29.3 million and a revenue increase of $15.2 million, respectively.
Certain Gas Distribution Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions. These programs serve to further reduce NiSource's exposure to gas prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net Revenues
Sales revenues	$486.0	$465.8	$20.2	$1,366.1	$1,249.8	$116.3
Less: Cost of sales (excluding depreciation and amortization)	139.0	142.0	(3.0)	400.9	380.0	20.9
Net Revenues	347.0	323.8	23.2	965.2	869.8	95.4
Operating Expenses
Operation and maintenance	136.7	127.6	9.1	422.1	372.1	50.0
Depreciation and amortization	69.8	66.9	2.9	212.0	202.8	9.2
Other taxes	16.1	16.5	(0.4)	44.8	43.4	1.4
Total Operating Expenses	222.6	211.0	11.6	678.9	618.3	60.6
Operating Income	$124.4	$112.8	$11.6	$286.3	$251.5	$34.8
Revenues
Residential	$138.0	$145.1	$(7.1)	$363.7	$346.1	$17.6
Commercial	134.6	127.1	7.5	379.0	336.2	42.8
Industrial	171.5	155.8	15.7	531.4	469.4	62.0
Wholesale	3.7	3.7	—	9.0	8.8	0.2
Other	38.2	34.1	4.1	83.0	89.3	(6.3)
Total	$486.0	$465.8	$20.2	$1,366.1	$1,249.8	$116.3
Sales (Gigawatt Hours)
Residential	1,002.3	1,147.5	(145.2)	2,523.9	2,744.9	(221.0)
Commercial	1,042.7	1,102.8	(60.1)	2,868.1	2,954.8	(86.7)
Industrial	2,390.9	2,356.3	34.6	7,192.7	7,072.2	120.5
Wholesale	6.1	2.3	3.8	28.0	3.6	24.4
Other	31.2	39.7	(8.5)	96.3	104.8	(8.5)
Total	4,473.2	4,648.6	(175.4)	12,709.0	12,880.3	(171.3)
Cooling Degree Days	540	681	(141)	765	966	(201)
Normal Cooling Degree Days	570	570		745	799
% Warmer (Colder) than Normal	(5)%	19%		3%	21%
Electric Customers
Residential				407,998	405,895	2,103
Commercial				55,912	55,418	494
Industrial				2,311	2,341	(30)
Wholesale				740	742	(2)
Other				2	2	—
Total				466,963	464,398	2,565

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
Comparability of line item operating results may also be impacted by regulatory and depreciation trackers (other than those for cost of sales) that allow for the recovery in rates of certain costs. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three months ended September 30, 2017 vs. September 30, 2016 Operating Income
For the third quarter of 2017, Electric Operations reported operating income of $124.4 million, an increase of $11.6 million from the comparable 2016 period.
Net revenues for the third quarter of 2017 were $347.0 million, an increase of $23.2 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings of $22.4 million.

•	Increased rates from incremental capital spend on electric transmission projects of $7.4 million.

•	Higher regulatory and depreciation trackers, which are offset in expense, of $5.4 million.
Partially offset by:
•The effects of cooler weather of $10.8 million.
Operating expenses were $11.6 million higher for the third quarter of 2017 compared to the same period in 2016. This change was primarily driven by:

•	Higher regulatory and depreciation trackers, which are offset in net revenues, of $5.4 million.

•	Increased employee and administrative expenses of $4.0 million.
Nine months ended September 30, 2017 vs. September 30, 2016 Operating Income
For the nine months ended September 30, 2017, Electric Operations reported operating income of $286.3 million, an increase of $34.8 million from the comparable 2016 period.
Net revenues for the nine months ended September 30, 2017 were $965.2 million, an increase of $95.4 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings of $64.5 million.

•	Higher regulatory and depreciation trackers, which are offset in expense, of $25.8 million.

•	Increased rates from incremental capital spend on electric transmission projects of $18.2 million.
Partially offset by:

•	The effects of cooler weather of $17.3 million.
Operating expenses were $60.6 million higher for the nine months ended September 30, 2017 compared to the same period in 2016. This change was primarily driven by:

•	Higher regulatory and depreciation trackers, which are offset in net revenues, of $25.8 million.

•	Increased outside service costs of $13.9 million, primarily due to vegetation management activities and generation-related maintenance.

•	Higher employee and administrative expenses of $8.3 million.

•	Increased materials and supplies expenses of $8.0 million driven by generation-related maintenance and increased chemical usage.

•	Higher gross receipts taxes of $5.0 million driven by higher revenues.
Partially offset by:

•	Decreased amortization expense of $10.8 million.
Weather
In general, NiSource calculates the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating or cooling degree days. NiSource's composite heating or cooling degree days reported do not directly correlate to the weather-related dollar impact on the results of Electric Operations. Heating or cooling degree days experienced during different times of the year may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in the aggregated NiSource composite heating or cooling degree day comparison.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Weather in the Electric Operations’ territories for the third quarter of 2017 was about 5% cooler than normal and about 24% cooler than 2016, resulting in decreased net revenues of $10.8 million for the quarter ended September 30, 2017 compared to 2016.
Weather in the Electric Operations’ territories for the nine months ended September 30, 2017 was about 3% warmer than normal and about 18% cooler than 2016, resulting in decreased net revenues of $17.3 million for the nine months ended September 30, 2017 compared to 2016.
Sales
Electric Operations sales for the third quarter of 2017 were 4,473.2 gwh, a decrease of 175.4 gwh compared to the same period in 2016. The 4% decrease is primarily attributable to decreased residential sales from the cooler weather in the current year.
Electric Operations sales for the nine months ended September 30, 2017 were 12,709.0 gwh, a decrease of 171.3 gwh compared to the same period in 2016. The 1% decrease is primarily attributed to decreased residential sales from cooler weather in the current year.
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
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” gross revenues statistic provided at the beginning of this segment discussion. The adjustments to other gross revenues for the quarter ended September 30, 2017 and 2016 were a revenue increase of $7.8 million and $16.1 million, respectively. The adjustments to other gross revenues for the nine months ended September 30, 2017 and 2016 were a revenue increase of $6.9 million and $34.5 million, respectively.
Electric Supply
NIPSCO 2016 Integrated Resource Plan. Environmental, regulatory and economic factors, including low natural gas prices and aging coal-fired units, have led NIPSCO to consider modifying its current electric generation supply mix to include less coal-fired generation. Due to enacted CCR and ELG (subsequently postponed) legislation, NIPSCO would expect to incur over $1 billion in operating, maintenance, environmental and other costs over the next seven years if the current fleet of coal-fired generating units remain operational.
On November 1, 2016, NIPSCO submitted its 2016 Integrated Resource Plan with the IURC. The plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The 2016 Integrated Resource Plan indicates that the most viable option for customers and NIPSCO involves the retirement of Bailly Generating Station (Units 7 and 8) as soon as mid-2018 and two units (Units 17 and 18) at the R.M. Schahfer Generating Station by the end of 2023. It is projected over the long term that the cost to customers to retire these units at these dates will be lower than maintaining and upgrading them for continuing generation.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Operating Activities
Net cash from operating activities from continuing operations for the nine months ended September 30, 2017 was $529.5 million, a decrease of $3.3 million compared to the nine months ended September 30, 2016. This decrease was driven by pension plan contributions in 2017 partially offset by a combination of changes in weather, gas prices and the related approved rates for recovery, which significantly impacted regulatory assets and regulatory liabilities between the two periods.
Regulatory Assets and Liabilities. During the nine months ended September 30, 2016, over-collected gas costs from 2015 were returned to customers resulting in a use of cash. In 2017, less cash was required to be returned to customers because the balance of over-collected gas costs from 2016 was smaller than in 2015.
Pension and Other Postretirement Plan Funding. For the nine months ended September 30, 2017, NiSource contributed $281.6 million to its pension plans (including a $277 million discretionary contribution made during the third quarter of 2017) and $21.8 million to its other postretirement benefit plans. Given the current funded status of the pension plans (and barring unforeseen market volatility that would negatively impact the valuation of its plan assets), NiSource does not believe material contributions to its pension plans will be required for the foreseeable future.
NiSource will continue to contribute to its other postretirement plans. In total, NiSource expects to contribute $25.3 million to these plans in 2017.
For the nine months ended September 30, 2016, NiSource contributed $2.7 million to its pension plans and $18.6 million to its other postretirement benefit plans.
Income Taxes. As of September 30, 2017, NiSource has a recorded deferred tax asset of $818.1 million related to a Federal NOL carryforward. As a result of being in an NOL position, NiSource was not required to make any cash payments for Federal income tax purposes during the nine months ended September 30, 2017 or 2016. This NOL carryforward expires in 2030; however, NiSource expects to fully utilize the carryforward benefit prior to its expiration.
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2017 was $1,306.1 million, an increase of $137.9 million compared to the nine months ended September 30, 2016. This increase was mostly attributable to increased capital expenditures in 2017.
NiSource’s capital expenditures for the nine months ended September 30, 2017 were $1,216.4 million compared to $1,083.4 million for the comparable period in 2016. The increase in capital spend was driven by favorable weather conditions in 2017 which allowed for extended periods of construction as well as an increase in planned capital expenditures in the current year. NiSource projects total 2017 capital expenditures to be approximately $1.6 to $1.7 billion.
Financing Activities
Common Stock. Refer to Note 4, “Common Stock,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on common stock activity, including cash received for the issuance of common stock under NiSource's ATM program.
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
Net Available Liquidity. As of September 30, 2017, an aggregate of $1,275.3 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays NiSource's liquidity position as of September 30, 2017 and December 31, 2016:

(in millions)	September 30, 2017	December 31, 2016
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	262.2	310.0
Less:
Drawn on Revolving Credit Facility	—	—
Commercial Paper	581.0	1,178.0
Accounts Receivable Program Utilized	262.2	310.0
Letters of Credit Outstanding Under Credit Facility	13.0	14.7
Add:
Cash and Cash Equivalents	19.3	26.4
Net Available Liquidity	$1,275.3	$683.7
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. NiSource is subject to financial covenants under its revolving credit facility and term loan agreement, which require NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of September 30, 2017, the ratio was 66.5%.
Sale of Trade Accounts Receivables. Refer to Note 8, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review the Company’s ratings, taking into account factors such as its capital structure and earnings profile. The following table includes NiSource's and certain subsidiaries' credit ratings and ratings outlook as of September 30, 2017. Aside from those disclosed below, there were no changes to credit ratings or outlooks since December 31, 2016.

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

Certain NiSource subsidiaries have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of September 30, 2017, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $42.9 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. NiSource has a shelf registration statement on file with the SEC that authorizes NiSource to issue an indeterminate amount of common stock and preferred stock, as well as other securities. The authorized capital stock of NiSource consists of 420,000,000 shares, $0.01 par value, of which 400,000,000 are common stock and 20,000,000 are preferred stock. As of September 30, 2017, 336,691,078 shares of common stock were outstanding. NiSource has no preferred stock outstanding as of September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Contractual Obligations. Aside from the previously referenced issuances and repayments of long-term debt, there were no material changes recorded during the nine months ended September 30, 2017 to NiSource’s contractual obligations as of December 31, 2016.
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
Market Risk Disclosures
Risk is an inherent part of NiSource’s businesses. The extent to which NiSource properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its businesses is critical to its profitability. NiSource seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal market risks that are involved in NiSource’s businesses: commodity price risk, interest rate risk and credit risk. Risk management at NiSource is a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. NiSource’s senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These may include, but are not limited to market, operational, financial, compliance and strategic risk types. In recognition of the increasingly varied and complex nature of the energy business, NiSource’s risk management process, policies and procedures continue to evolve and are subject to ongoing review and modification.
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
NiSource subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, some of which is reflected in NiSource’s restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Refer to Note 6, "Risk Management Activities," in the Condensed Consolidated Financial Statements (unaudited) for further information on NiSource's commodity price risk assets and liabilities as of September 30, 2017 or December 31, 2016.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.7 million and $12.6 million for the three and nine months ended September 30, 2017 and $3.0 million and $6.8 million for the three and nine months ended September 30, 2016, respectively. NiSource is also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 6, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on NiSource's interest rate risk assets and liabilities as of September 30, 2017 and December 31, 2016.

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

There were no additional significant changes to critical accounting policies for the period ended September 30, 2017.
Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about recently issued and adopted accounting pronouncements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 3.490% Notes due 2027 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 17, 2017).

(4.2)	Form of 4.375% Notes due 2047 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on May 17, 2017).

(4.3)	Form of 3.950% Notes due 2048 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on September 8, 2017).

(12)	Ratio of Earnings to Fixed Charges.*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	November 1, 2017	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer)