Form 10-K
period 2017-12-31
NISOURCE INC/DE
filed 2018-02-20
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the registrant's common stock, par value $0.01 per share (the "Common Stock") held by non-affiliates was approximately $8,237,384,461 based upon the June 30, 2017, closing price of $25.36 on the New York Stock Exchange.
There were 337,410,827 shares of Common Stock outstanding as of February 12, 2018.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2018.

DEFINED TERMS
The following is a list of abbreviations or acronyms that are used in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Capital Markets	NiSource Capital Markets, Inc.
Columbia	Columbia Energy Group
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
Company	NiSource Inc. and its subsidiaries, unless otherwise indicated by the context
CPG	Columbia Pipeline Group, Inc.
CPPL	Columbia Pipeline Partners LP
CPRC	Columbia Gas of Pennsylvania Receivables Corporation
NIPSCO	Northern Indiana Public Service Company LLC
NiSource	NiSource Inc.
NiSource Corporate Services	NiSource Corporate Services Company
NiSource Finance	NiSource Finance Corporation

Abbreviations
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
Board	Board of Directors
CAA	Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
Columbia OpCo	CPG OpCo LP
CPP	Clean Power Plan
DPU	Department of Public Utilities
DSM	Demand Side Management
ECR	Environmental Cost Recovery
ECT	Environmental Cost Tracker
EERM	Environmental Expense Recovery Mechanism
EGUs	Electric utility steam generating unit
ELG	Effluence limitations guidelines

DEFINED TERMS

EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
gwh	Gigawatt hours
IBM	International Business Machines Corp.
IPO	Initial Public Offering
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIFO	Last-in, first-out
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
Mizuho	Mizuho Corporate Bank Ltd.
MMDth	Million dekatherms
MPSC	Maryland Public Service Commission
mw	Megawatts
mwh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOL	Net Operating Loss
NYMEX	The New York Mercantile Exchange
NYSE	The New York Stock Exchange
OCC	Ohio Consumers' Counsel
OPEB	Other Postretirement and Postemployment Benefits
PATH	Protecting Americans from Tax Hikes Act of 2015
PCB	Polychlorinated biphenyls
PHMSA	U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration
PISCC	Post-in-service carrying charges
PNC	PNC Bank N.A.
ppb	Parts per billion
PSC	Public Service Commission
PUC	Public Utility Commission
PUCO	Public Utilities Commission of Ohio
RCRA	Resource Conservation and Recovery Act
RDAF	Revenue decoupling adjustment factor

DEFINED TERMS

Separation
The separation of NiSource's natural gas pipeline, midstream and storage business from NiSource's natural gas and electric utility business accomplished through the pro rata distribution by NiSource to holders of its outstanding common stock of all the outstanding shares of common stock of CPG. The separation was completed on July 1, 2015.

SEC	Securities and Exchange Commission
Sugar Creek	Sugar Creek electric generating plant
TCJA	Tax Cuts and Jobs Act of 2017
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TUAs	Transmission Upgrade Agreements
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things, NiSource’s debt obligations; any changes to the credit rating of NiSource or certain of its subsidiaries; NiSource’s ability to execute its growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; NiSource's ability to obtain expected financial or regulatory outcomes; any damage to NiSource's reputation; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential and commercial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairments of goodwill or definite-lived intangible assets; changes in taxation and accounting principles; potential incidents and other operating risks associated with NiSource's business; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; advances in technology; the ability of NiSource's subsidiaries to generate cash; uncertainties related to the expected benefits of the Separation; the ability of NiSource to manage new initiatives and organizational changes; the performance of certain third-party suppliers upon which NiSource relies; NiSource's ability to obtain sufficient insurance coverage; and other matters set forth in Item 1A, “Risk Factors” of this report, many of which risks are beyond the control of NiSource. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

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
Gas Distribution Operations
NiSource’s natural gas distribution operations serve approximately 3.5 million customers in seven states and operate approximately 60,000 miles of pipeline located in our service areas described below. Through its wholly-owned subsidiary NiSource Gas Distribution Group, Inc., NiSource owns six distribution subsidiaries that provide natural gas to approximately 2.6 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland and Massachusetts. Additionally, NiSource also distributes natural gas to approximately 830,000 customers in northern Indiana through its wholly-owned subsidiary NIPSCO.
Electric Operations
NiSource generates, transmits and distributes electricity through its subsidiary NIPSCO to approximately 469,000 customers in 20 counties in the northern part of Indiana and engages in wholesale and transmission transactions. NIPSCO owns and operates three coal-fired electric generating stations: four units at R.M. Schahfer located in Wheatfield, IN, two units at Bailly located in Chesterton, IN and one unit at Michigan City located in Michigan City, IN. The three operating facilities have a net capability of 2,540 mw. NIPSCO also owns and operates Sugar Creek, a CCGT plant located in West Terre Haute, IN with net capability of 535 mw, three gas-fired generating units located at NIPSCO’s coal-fired electric generating stations with a net capability of 196 mw and two hydroelectric generating plants with a net capability of 10 mw: Oakdale located at Lake Freeman in Carroll County, IN and Norway located at Lake Schahfer in White County, IN. These facilities provide for a total system operating net capability of 3,281 mw.
Refer to Note 18, "Other Commitments and Contingencies," and Note 25, "Subsequent Event," in the Notes to Consolidated Financial Statements for additional information on NIPSCO's long-term generation strategy.
NIPSCO’s transmission system, with voltages from 69,000 to 345,000 volts, consists of 2,843 circuit miles. NIPSCO is interconnected with five neighboring electric utilities. During the year ended December 31, 2017, NIPSCO generated 65.2% and purchased 34.8% of its electric requirements.
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

ITEM 1. BUSINESS
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
Increased efficiency of natural gas appliances and improvements in home building codes and standards has contributed to a long-term trend of declining average use per customer. Residential usage for the year ended December 31, 2017 decreased primarily due to warmer weather in the Company's operating area compared to the prior year. While historically rate design at the distribution level has been structured such that a large portion of cost recovery is based upon throughput rather than in a fixed charge, operating costs are largely incurred on a fixed basis and do not fluctuate due to changes in customer usage. As a result, Gas Distribution Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Each of the states in which Gas Distribution Operations operate has different requirements regarding the procedure for establishing changes to rate design. Columbia of Ohio restructured its rate design through a base rate proceeding and has adopted a “de-coupled” rate design which more closely links the recovery of fixed costs with fixed charges. Columbia of Massachusetts received regulatory approval of a decoupling mechanism which adjusts revenues to an approved benchmark level through a volumetric adjustment factor. Columbia of Maryland and Columbia of Virginia have regulatory approval for a revenue normalization adjustment for certain customer classes, a decoupling mechanism whereby monthly revenues that exceed or fall short of approved levels are reconciled in subsequent months. In a prior base rate proceeding, Columbia of Pennsylvania implemented a pilot residential weather normalization adjustment. Columbia of Maryland, Columbia of Virginia and Columbia of Kentucky have had approval for a weather normalization adjustment for many years. In a prior base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward full straight fixed variable rate design.
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
Seasonality
A significant portion of NiSource's operations is subject to seasonal fluctuations in sales. During the heating season, which is primarily from November through March, revenues from gas sales are more significant, and during the cooling season, which is primarily June through September, revenues from electric sales are more significant, than in other months.

ITEM 1. BUSINESS
NISOURCE INC.

Other Relevant Business Information
NiSource’s customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.
As of December 31, 2017, NiSource had 8,175 employees of whom 3,199 were subject to collective bargaining agreements. Collective bargaining agreements for 189 employees are set to expire within one year.
For a listing of certain subsidiaries of NiSource refer to Exhibit 21.
NiSource electronically files various reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, as well as NiSource's proxy statements for the Company's annual meetings of stockholders. The public may read and copy any materials that NiSource files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. NiSource makes all SEC filings available without charge to the public on its web site at http://www.nisource.com.

ITEM 1A. RISK FACTORS
NISOURCE INC.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
We have substantial indebtedness which could adversely affect our financial condition.
Our businesses are capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. We had total consolidated indebtedness of $9,002.2 million outstanding as of December 31, 2017. Our substantial indebtedness could have important consequences. For example, it could:

•	limit our ability to borrow additional funds or increase the cost of borrowing additional funds;

•	reduce the availability of cash flow from operations to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in the business and the industries in which we operate;

•	lead parties with whom we do business to require additional credit support, such as letters of credit, in order for us to transact such business;

•	place us at a competitive disadvantage compared to competitors that are less leveraged;

•	increase vulnerability to general adverse economic and industry conditions; and

•	limit our ability to execute on our growth strategy, which is dependent upon access to capital to fund our substantial infrastructure investment program.
Some of our debt obligations contain financial covenants related to debt-to-capital ratios and cross-default provisions. Our failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations.
A drop in our credit ratings could adversely impact our cash flows, results of operation, financial condition and liquidity.
The availability and cost of credit for our businesses may be greatly affected by credit ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. In 2017, Moody’s affirmed the NiSource senior unsecured rating of Baa2 and its commercial paper rating of P-2, with stable outlooks. Moody’s also affirmed NIPSCO’s Baa1 rating and Columbia of Massachusetts’s Baa2 rating, with stable outlooks. In 2017, Standard & Poor’s affirmed the BBB+ senior unsecured ratings of NiSource and its subsidiaries and affirmed NiSource’s commercial paper rating of A-2, with stable outlooks. In 2017, Fitch affirmed the long-term issuer default ratings of NiSource and NIPSCO to BBB and affirmed the commercial paper rating of F3, with stable outlooks. A credit rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.
We are committed to maintaining investment grade credit ratings, however, there is no assurance we will be able to do so in the future. Our credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. Any negative rating action could adversely affect our ability to access capital at rates and on terms that are attractive. A negative rating action could also adversely impact our business relationships with suppliers and operating partners.
Certain NiSource subsidiaries have agreements that contain “ratings triggers” that require increased collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions if the credit ratings of NiSource or certain of its subsidiaries are dropped below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of gas or power. As of December 31, 2017, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $46.1 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business. If the credit ratings of NiSource or certain of its subsidiaries were downgraded, especially below investment grade, financing costs and the principal amount of borrowings would likely increase due to the additional risk of our debt and because certain counterparties may require additional credit support as described above. Such amounts may be material and could adversely affect our cash flows, results of operations and financial condition.

ITEM 1A. RISK FACTORS
NISOURCE INC.

We may not be able to execute our business plan or growth strategy, including utility infrastructure investments.
Business or regulatory conditions may result in us not being able to execute our business plan or growth strategy, including identified, planned and other utility infrastructure investments. Our customer and regulatory initiatives may not achieve planned results. Utility infrastructure investments may not materialize, may cease to be achievable or economically viable and may not be successfully completed. Natural gas may cease to be viewed as an economically and environmentally attractive fuel. Certain groups may oppose natural gas delivery and infrastructure investments because of perceived environmental impacts associated with the natural gas supply chain and end use. Energy conservation, energy efficiency, distributed generation, energy storage and other factors may reduce energy demand. Any of these developments could adversely affect our results of operations and growth prospects.
Adverse economic and market conditions or increases in interest rates could materially and adversely affect our results of operations, cash flows, financial condition and liquidity.
While the national economy is experiencing modest growth, we cannot predict how robust future growth will be or whether or not it will be sustained. Deteriorating or sluggish economic conditions in our operating jurisdictions could adversely impact our ability to maintain or grow our customer base and collect revenues from customers, which could reduce revenue growth and increase operating costs.
We rely on access to the capital markets to finance our liquidity and long-term capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically relied on long-term debt to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital and credit markets, including the banking and commercial paper markets, on competitive terms and rates. An economic downturn or uncertainty, market turmoil, changes in tax policy, challenges faced by financial institutions, changes in our credit ratings, or a change in investor sentiment toward us or the utilities industry generally could adversely affect our ability to raise additional capital or refinance debt. Reduced access to capital markets and/or increased borrowing costs could reduce future net income and cash flows. Refer to Note 14, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information related to outstanding long-term debt and maturities of that debt. In addition, if any of these risks or uncertainties limit our access to the credit and capital markets or significantly increase our cost of capital, it could limit our ability to implement, or increase the costs of implementing, our business plan, which, in turn, could materially and adversely affect our results of operations, cash flows, financial condition and liquidity.
Capital market performance and other factors may decrease the value of benefit plan assets, which then could require significant additional funding and impact earnings.
The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations under defined benefit pension and other postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations and may yield uncertain returns, which fall below our projected rates of return. A decline in the market value of assets may increase the funding requirements of the obligations under the defined benefit pension and other postretirement benefit plans. Additionally, changes in interest rates affect the liabilities under these benefit plans; as interest rates decrease, the liabilities increase, which could potentially increase funding requirements. Further, the funding requirements of the obligations related to these benefits plans may increase due to changes in governmental regulations and participant demographics, including increased numbers of retirements or changes in life expectancy assumptions. Ultimately, significant funding requirements and increased pension or other postretirement benefit plan expense could negatively impact our results of operations and financial position.
The majority of our revenues are subject to economic regulation and are exposed to the impact of regulatory rate reviews and proceedings.
Most of our revenues are subject to economic regulation at either the federal or state level. As such, the revenues generated by us are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the rates charged to customers and directly impact revenues. Our financial results are dependent on frequent regulatory proceedings in order to ensure timely recovery of costs. Additionally, the costs of complying with future changes in environmental and federal pipeline safety laws and regulations are expected to be significant, and their recovery through rates will be contingent on regulatory approval.

ITEM 1A. RISK FACTORS
NISOURCE INC.

As a result of efforts to introduce market-based competition in certain markets where the regulated businesses conduct operations, we may compete with independent marketers for customers. This competition exposes us to the risk that certain infrastructure investments may not be recoverable and may affect results of our growth strategy and financial position.
Failure to adapt to advances in technology could make us less competitive.
A key element of our business model is that generating power at central station power plants achieves economies of scale and produces power at a competitive cost. Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, distributed generation, energy storage, and energy efficiency. Advances in technology or changes in laws or regulations could reduce the cost of these or other alternative methods of producing power to a level that is competitive with that of most central station power electric production or result in smaller-scale, more fuel efficient, and/or more cost effective distributed generation. This could cause power sales to decline and the value of our generating facilities to decline. In addition, a failure by us to effectively adapt to changes in technology could harm our ability to remain competitive in the marketplace for our products, services and processes.
We are exposed to significant reputational risks, which make us vulnerable to a loss of cost recovery, increased litigation and negative public perception.
As a utility company, we are subject to adverse publicity focused on the reliability of our services, the speed with which we are able to respond effectively to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events, as well as our own or third parties' actions or failure to act. We are also subject to adverse publicity related to perceived environmental impacts. If customers, legislators, or regulators have or develop a negative opinion of us, this could result in less favorable legislative and regulatory outcomes or increased regulatory oversight, increased litigation and negative public perception. The imposition of any of the foregoing could have a material adverse effect on our business, results of operations, cash flow and financial condition.
Our businesses are regulated under numerous environmental laws. The cost of compliance with these laws, and changes to or additions to, or reinterpretations of the laws, could be significant. Liability from the failure to comply with existing or changed laws could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Our businesses are subject to extensive federal, state and local environmental laws and rules that regulate, among other things, air emissions, water usage and discharges, and waste products such as coal combustion residuals. Compliance with these legal obligations require us to make expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees, and permits at many of our facilities. These expenditures are significant, and we expect that they will continue to be significant in the future. Furthermore, if we fail to comply with environmental laws and regulations or are found to have caused damage to the environment or persons, even if caused by factors beyond our control, that failure or harm may result in the assessment of civil or criminal penalties and damages against us and injunctions to remedy the failure or harm.
Existing environmental laws and regulations may be revised and new laws and regulations seeking to change environmental regulation of the energy industry may be adopted or become applicable to us. Revised or additional laws and regulations may result in significant additional expense and operating restrictions on our facilities or increased compliance costs, which may not be fully recoverable from customers through regulated rates and could, therefore, impact our financial position, financial results and cash flow. Moreover, such costs could materially affect the continued economic viability of one or more of our facilities.
An area of significant uncertainty and risk are the laws concerning emission of GHG. While we continue to reduce GHG emissions through electric generation with lower carbon intensity, priority pipeline replacement, energy efficiency, leak detection, and other programs, GHG emissions are an expected aspect of the electric and natural gas business. Revised or additional future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution and end use of natural gas could materially impact our financial position, financial results and cash flows.
Even in instances where legal and regulatory requirements are already known or anticipated, the original cost estimates for environmental capital projects, remediation of past harm, or the costs of operating pollution reduction strategies or equipment can differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including the nature and extent of impact, the method of cleanup, the cost of raw materials, contractor costs, and the availability of cost recovery. Changes in costs and the ability to recover under regulatory mechanisms could affect our financial position, financial results and cash flows.

ITEM 1A. RISK FACTORS
NISOURCE INC.

A significant portion of the gas and electricity we sell is used by residential and commercial customers for heating and air conditioning. Accordingly, fluctuations in weather, gas and electricity commodity costs and economic conditions impact demand of our customers and our operating results.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on “normal” weather, which represents a long-term historical average. Significant variations from normal weather could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, is sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased costs, thus affecting our financial results. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and factors such as unemployment, consumption and consumer confidence. Therefore, prevailing economic conditions may affect our financial results.
Our business operations are subject to economic conditions in certain industries.
Business operations throughout our service territories have been and may continue to be adversely affected by economic events at the national and local level where it operates. In particular, sales to large industrial customers, such as those in the steel, oil refining, industrial gas and related industries, may be impacted by economic downturns. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, increasing costs, and fluctuating demand for its products.
The implementation of NIPSCO’s electric generation strategy, including the retirement of its coal generation units, may not achieve intended results.
On November 1, 2016, NIPSCO submitted its Integrated Resource Plan with the IURC setting forth its short- and long-term electric generation plans in an effort to maintain affordability while providing reliable, flexible and cleaner sources of power. However, there are inherent risks and uncertainties, including changes in market conditions, environmental regulations, commodity costs and customer expectations, which may impede NIPSCO’s ability to achieve these intended results. In addition, the Integrated Resource Plan included an intention to retire the Bailly coal generation units (Units 7 and 8) as soon as mid-2018 and two units (Units 17 and 18) at the R.M. Schahfer Generating Station by the end of 2023. The MISO subsequently approved NIPSCO’s plan to retire the two Bailly coal generation units by May 31, 2018. On February 1, 2018, NIPSCO commenced a four-month outage of Bailly Generating Station Unit 8 to begin work on converting the unit to a synchronous condenser (a piece of equipment designed to maintain voltage to ensure continued reliability on the transmission system). NIPSCO expects to complete the retirement of Units 7 and 8 by May 31, 2018. NIPSCO’s electric generation strategy could require significant future capital expenditures, operating costs and charges to earnings that may negatively impact our financial position, financial results and cash flows.
Fluctuations in the price of energy commodities or their related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands may have a negative impact on our financial results.
Our electric generating fleet is dependent on coal and natural gas for fuel, and our gas distribution operations purchase and resell much of the natural gas we deliver. These energy commodities are vulnerable to price fluctuations and fluctuations in associated transportation costs. From time to time, we have used hedging in order to offset fluctuations in commodity supply prices. We rely on regulatory recovery mechanisms in the various jurisdictions in order to fully recover the commodity costs incurred in operations. However, while we have historically been successful in recovery of costs related to such commodity prices, there can be no assurance that such costs will be fully recovered through rates in a timely manner.
In addition, we depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to deliver the electricity and natural gas we sell to wholesale markets, supply natural gas to our gas storage and electric generation facilities, and provide retail energy services to customers. If transportation is disrupted, or if capacity is inadequate, we may be unable to sell and deliver our gas and electric services to some or all of our customers. As a result, we may be required to procure additional or alternative electricity and/or natural gas supplies at then-current market rates, which, if disallowed, could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.
We are exposed to risk that customers will not remit payment for delivered energy or services, and that suppliers or counterparties will not perform under various financial or operating agreements.
Our extension of credit is governed by a Corporate Credit Risk Policy, involves considerable judgment and is based on an evaluation of a customer or counterparty’s financial condition, credit history and other factors. We monitor our credit risk exposure by obtaining credit reports and updated financial information for customers and suppliers, and by evaluating the financial status of our banking partners and other counterparties by reference to market-based metrics such as credit default swap pricing levels, and to traditional

ITEM 1A. RISK FACTORS
NISOURCE INC.

credit ratings provided by the major credit rating agencies. Adverse economic conditions could result in an increase in defaults by customers, suppliers and counterparties.
We have significant goodwill and definite-lived intangible assets. An impairment of goodwill or definite-lived intangible assets could result in a significant charge to earnings and negatively impact our compliance with certain covenants under financing agreements.
In accordance with GAAP, we test goodwill for impairment at least annually and review our definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill also is tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable. We would be required to record a charge in our financial statements for the period in which any impairment of the goodwill or definite-lived intangible assets is determined, negatively impacting the results of operations. A significant charge could impact the capitalization ratio covenant under certain financing agreements. We are subject to a financial covenant under our five-year revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires us to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2017, the ratio was 67.6%.
Changes in taxation and the ability to quantify such changes could adversely affect our financial results.
We are subject to taxation by the various taxing authorities at the federal, state and local levels where we do business. Legislation or regulation which could affect our tax burden could be enacted by any of these governmental authorities. For example, on December 22, 2017, President Trump signed into law the TCJA, which includes numerous provisions that will affect businesses, including changes to U.S. corporate tax rates, business-related exclusions, and deductions and credits. The outcome of regulatory proceedings regarding the extent to which the effect of reduced corporate tax rate will be shared with customers and the time period over which it will be shared could significantly impact future earnings and cash flows. Separately, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.
Changes in accounting principles may adversely affect our financial results.
Future changes in accounting rules and associated changes in regulatory accounting may negatively impact the way we record revenues, expenses, assets and liabilities. These changes in accounting standards may adversely affect our financial condition and results of operations.
Distribution of natural gas, and the generation, transmission and distribution of electricity involve numerous risks that may result in incidents and other operating risks and costs.
Our gas distribution activities, as well as generation, transmission, and distribution of electricity, involve a variety of inherent hazards and operating risks, such as gas leaks, downed power lines, other incidents, third-party damages, large scale outages, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury or loss of life to employees and the general public, significant damage to property, environmental pollution, impairment of our operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial losses for us. The location of pipeline facilities, or generation, transmission, substation and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from such events. These activities may subject us to litigation or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. The occurrence of such events could adversely affect our financial position and results of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.
Aging infrastructure may lead to disruptions in operations and increased capital expenditures and maintenance costs, all of which could negatively impact our financial results.
We have risks associated with aging infrastructure assets. The age of these assets may result in a need for replacement, a higher level of maintenance costs and unscheduled outages despite efforts by us to properly maintain or upgrade these assets through inspection, scheduled maintenance and capital investment. The failure to operate these assets as desired could result in gas leaks and other incidents and in our inability to meet firm service obligations, which could adversely impact revenues, and could also result in increased capital expenditures and maintenance costs, which, if not fully recovered from customers, could negatively impact our financial results.

ITEM 1A. RISK FACTORS
NISOURCE INC.

The impacts of climate change, natural disasters, acts of terrorism or other catastrophic events may disrupt operations and reduce the ability to service customers.
A disruption or failure of natural gas distribution systems, or within electric generation, transmission or distribution systems, in the event of a major hurricane, tornado, terrorist attack or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. We have experienced disruptions in the past from hurricanes and tornadoes and other events of this nature. The occurrence of such events could adversely affect our financial position and results of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. There is also a concern that climate change may exacerbate the risks to physical infrastructure. Such risks include heat stresses to power lines, storms that damage infrastructure, lake and sea level changes that damage the manner in which services are currently provided, droughts or other stresses on water used to supply services, and other extreme weather conditions. Climate change and the costs that may be associated with its impacts have the potential to affect our business in many ways, including increasing the cost we incur in providing our products and services, impacting the demand for and consumption of our products and services (due to change in both costs and weather patterns), and affecting the economic health of the regions in which we operate.
A cyber-attack on any of our or certain third-party computer systems upon which we rely may adversely affect our ability to operate.
We are reliant on technology to run our business, which is dependent upon financial and operational computer systems to process critical information necessary to conduct various elements of our business, including the generation, transmission and distribution of electricity, operation of our gas pipeline facilities and the recording and reporting of commercial and financial transactions to regulators, investors and other stakeholders. In addition to general information and cyber risks that all large corporations face (e.g., malware, malicious intent by insiders and inadvertent disclosure of sensitive information), the utility industry faces evolving cybersecurity risks associated with protecting sensitive and confidential customer information, electric grid infrastructure, and natural gas infrastructure. Increasing large-scale corporate attacks in conjunction with more sophisticated threats continue to challenge power and utility companies. Any failure of our computer systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our business and could result in a financial loss and possibly do harm to our reputation.
Additionally, our information systems experience ongoing, often sophisticated, cyber-attacks by a variety of sources with the apparent aim to breach our cyber-defenses. Although we attempt to maintain adequate defenses to these attacks and works through industry groups and trade associations to identify common threats and assess our countermeasures, a security breach of our information systems could (i) impact the reliability of our generation, transmission and distribution systems and potentially negatively impact our compliance with certain mandatory reliability standards, (ii) subject us to harm associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to our customers or employees, and/or (iii) impact our ability to manage our businesses.
Our capital projects and programs subject us to construction risks and natural gas costs and supply risks.
Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, natural gas storage, and other projects, including projects for environmental compliance. We are engaged in intrastate natural gas pipeline modernization programs to maintain system integrity and enhance service reliability and flexibility. NIPSCO also is currently engaged in a number of capital projects, including environmental improvements to its electric generating stations, as well as the construction of new transmission facilities. As we undertake these projects and programs, we may not be able to complete them on schedule or at the anticipated costs. Additionally, we may construct or purchase some of these projects and programs to capture anticipated future growth in natural gas production, which may not materialize, and may cause the construction to occur over an extended period of time. We also may not receive the anticipated increases in revenue and cash flows resulting from such projects and programs until after their completion. To the extent that delays occur, costs become unrecoverable, or we otherwise become unable to effectively manage and complete our capital projects, our results of operations, cash flows, and financial condition may be adversely affected.
Sustained extreme weather conditions may negatively impact our operations.
We conduct our operations across a wide geographic area subject to varied and potentially extreme weather conditions, which may from time to time persist for sustained periods of time. Despite preventative maintenance efforts, persistent weather related stress on our infrastructure may reveal weaknesses in our systems not previously known to us or otherwise present various operational challenges across all business segments. Further, adverse weather may affect our ability to conduct operations in a manner that satisfies customer expectations or contractual obligations, including by causing service disruptions.

ITEM 1A. RISK FACTORS
NISOURCE INC.

Failure to attract and retain an appropriately qualified workforce could harm our results of operations.
We operate in an industry that requires many of our employees to possess unique technical skill sets. Events such as an aging workforce without appropriate replacements, the mismatch of skill sets to future needs, or the unavailability of contract resources may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge, and a lengthy time period associated with skill development. In addition, current and prospective employees may determine that they do not wish to work for us due to market, economic, employment and other conditions. Failure to hire and retain qualified employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be adversely affected.
We are a holding company and are dependent on cash generated by our subsidiaries to meet our debt obligations and pay dividends on our common stock.
We are a holding company and conduct our operations primarily through our subsidiaries. Substantially all of our consolidated assets are held by our subsidiaries. Accordingly, our ability to meet our debt obligations or pay dividends on our common stock is largely dependent upon cash generated by these subsidiaries. In the event a major subsidiary is not able to pay dividends or transfer cash flows to us, our ability to service our debt obligations or pay dividends could be negatively affected.
The Separation may result in significant tax liabilities.
The Separation was conditioned on the receipt by us of a legal opinion to the effect that the distribution of CPG shares to our stockholders is expected to qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. Even though we have received such an opinion, the IRS could determine on audit that the distribution is taxable. Both NiSource and our stockholders could incur significant U.S. Federal income tax liabilities if taxing authorities conclude the distribution is taxable.
If we cannot effectively manage new initiatives and organizational changes, we will be unable to address the opportunities and challenges presented by our strategy and the business and regulatory environment.
In order to execute on our sustainable growth strategy and enhance our culture of ongoing continuous improvement, we must effectively manage the complexity and frequency of new initiatives and organizational changes. If we are unable to make decisions quickly, assess our opportunities and risks, and implement new governance, managerial and organizational processes as needed to execute our strategy in this increasingly dynamic and competitive business and regulatory environment, our financial condition, results of operations and relationships with our business partners, regulators, customers and shareholders may be negatively impacted.
We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations.
Utilities rely on extensive networks of business partners and suppliers to support critical enterprise capabilities across their organizations. We outsource certain services to third parties in areas including construction services, information technology, materials, fleet, environmental, operational services and other areas. Outsourcing of services to third parties could expose us to inferior service quality or substandard deliverables, which may result in non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. If any difficulties in the operation of these systems were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.
We may be unable to obtain insurance on acceptable terms or at all, and the insurance coverage we do obtain may not provide protection against all significant losses.
Our ability to obtain insurance, as well as the cost and coverage of such insurance, could be affected by developments affecting our business; international, national, state, or local events; and the financial condition of insurers. Insurance coverage may not continue to be available at all or at rates or terms similar to those presently available to us. In addition, our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Any losses for which we are not fully insured or that are not covered by insurance at all could materially adversely affect our results of operations, cash flows, and financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NISOURCE INC.

None.

ITEM 2. PROPERTIES

Discussed below are the principal properties held by NiSource and its subsidiaries as of December 31, 2017.

Gas Distribution Operations
Refer to Item 1, "Business - Gas Distribution Operations" of this report for further information on Gas Distribution Operations properties.
Electric Operations
Refer to Item 1, "Business - Electric Operations" of this report for further information on Electric Operations properties.
Corporate and Other Operations
NiSource owns the Southlake Complex, its 325,000 square foot headquarters building located in Merrillville, Indiana.
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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
NISOURCE INC.

The following is a list of the Executive Officers of the Registrant, including their names, ages, offices held and other recent business experience, as of February 1, 2018.

Name	Age	Office(s) Held in Past 5 Years
Joseph Hamrock	54	President and Chief Executive Officer of NiSource since July 1, 2015.
		Executive Vice President and Group Chief Executive Officer of NiSource from May 2012 to July 2015.
		President and Chief Operating Officer of American Electric Power Company - Ohio (electric utility company) from 2008 to May 2012.
Donald E. Brown	46	Executive Vice President and Chief Financial Officer of NiSource since June 2016.
		Executive Vice President, Chief Financial Officer and Treasurer of NiSource from July 2015 to June 2016.
		Executive Vice President, Finance Department of NiSource from March 2015 to July 2015.
		Vice President and Chief Financial Officer of UGI Utilities, a division of UGI Corporation (gas and electric utility company) from 2010 to March 2015.
Peter T. Disser	49	Vice President, Audit of NiSource since November 2017.
		Vice President of Planning and Analysis of NiSource from June 2016 to November 2017.
		Chief Financial Officer of NIPSCO from 2012 to June 2016.
Michael J. Finissi	56	Executive Vice President, Safety, Capital Execution and Technical Services of NiSource since May 2017.
		Senior Vice President, Capital Execution of NiSource from July 2015 to May 2017.
		Senior Vice President and Chief Operating Officer of NIPSCO from 2010 to July 2015.
Carrie J. Hightman	60	Executive Vice President and Chief Legal Officer of NiSource since 2007.
Carl W. Levander	56	Executive Vice President, Regulatory Policy and Corporate Affairs of NiSource since May 2016.
		Executive Vice President and Chief Regulatory Officer of NiSource from July 2015 to May 2016.
		President of Columbia of Virginia from 2006 to July 2015.
Violet G. Sistovaris	56	Executive Vice President and President, NIPSCO since October 2016.
		Executive Vice President, NIPSCO from June 2015 to October 2016.
		Senior Vice President and Chief Information Officer of NiSource from May 2014 to June 2015.
		Senior Vice President and Chief Information Officer of NiSource Corporate Services Company from 2008 to May 2014.
Pablo A. Vegas	44	Executive President, Gas Segment and Chief Customer Officer of NiSource since May 2017.
		Executive Vice President and President, Columbia Gas Group from May 2016 to May 2017.
		President and Chief Operating Officer of American Electric Power Company from May 2012 to May 2016.
Teresa M. Smith	54	Vice President of Human Resources for NiSource Corporate Services Company since 2010.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NISOURCE INC.

NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol “NI.” The table below indicates the high and low sales prices of NiSource’s common stock, and dividends per share, during the periods indicated.

	2017			2016
	High	Low	Dividend Per Share	High	Low	Dividend Per Share
First Quarter	$24.29	$21.65	$0.175	$23.74	$19.05	$0.155
Second Quarter	26.56	23.53	0.175	26.53	21.97	0.155
Third Quarter	27.29	24.96	0.175	26.94	23.20	0.165
Fourth Quarter	27.76	24.63	0.175	24.06	21.17	0.165
			$0.700			$0.640

Holders of shares of NiSource’s common stock are entitled to receive dividends if and when declared by NiSource’s Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August, and November. At its January 26, 2018, meeting, the Board declared a quarterly common dividend of $0.195 per share, payable on February 20, 2018 to holders of record on February 9, 2018.
Although the Board currently intends to continue the payment of regular quarterly cash dividends on common shares, the timing and amount of future dividends will depend on the earnings of NiSource’s subsidiaries, their financial condition, cash requirements, regulatory restrictions, any restrictions in financing agreements and other factors deemed relevant by the Board. There can be no assurance that NiSource will continue to pay such dividends or the amount of such dividends.
As of February 12, 2018, NiSource had 21,177 common stockholders of record and 337,410,827 shares outstanding.

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
The foregoing performance graph is being furnished as part of this annual report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by NiSource under the Securities Act or the Exchange Act.
The total shareholder return for NiSource common stock and the two indices is calculated from an assumed initial investment of $100 and assumes dividend reinvestment, including the impact of the distribution of CPG common stock in the Separation.

ITEM 6. SELECTED FINANCIAL DATA
NISOURCE INC.

The selected data presented below as of and for the five years ended December 31, 2017, are derived from the Consolidated Financial Statements of NiSource. The data should be read together with the Consolidated Financial Statements including the related notes thereto included in Item 8 of this Form 10-K.

Year Ended December 31, (dollars in millions except per share data)	2017	2016	2015	2014	2013
Statement of Income Data:
Operating Revenues
Gas Distribution	$2,063.2	$1,850.9	$2,081.9	$2,597.8	$2,226.3
Gas Transportation	1,021.5	964.6	969.8	987.4	820.0
Electric	1,785.5	1,660.8	1,572.9	1,672.0	1,563.4
Other	4.4	16.2	27.2	15.2	15.7
Total Operating Revenues	4,874.6	4,492.5	4,651.8	5,272.4	4,625.4
Operating Income	910.6	858.2	799.9	789.1	698.1
Income from Continuing Operations	128.6	328.1	198.6	256.2	221.0
Balance Sheet Data:
Total Assets	19,961.7	18,691.9	17,492.5	24,589.8	22,473.6
Capitalization
Common stockholders’ equity	4,320.1	4,071.2	3,843.5	6,175.3	5,886.6
Long-term debt, excluding amounts due within one year	7,512.2	6,058.2	5,948.5	8,151.5	7,588.2
Total Capitalization	$11,832.3	$10,129.4	$9,792.0	$14,326.8	$13,474.8
Per Share Data:
Basic Earnings Per Share from Continuing Operations ($)	$0.39	$1.02	$0.63	$0.81	$0.71
Diluted Earnings Per Share from Continuing Operations ($)	$0.39	$1.01	$0.63	$0.81	$0.71
Other Data:
Dividends declared per share ($)	$0.70	$0.64	$0.83	$1.02	$0.98
Shares outstanding at the end of the year (in thousands)	337,016	323,160	319,110	316,037	313,676
Number of common stockholders	21,009	22,272	30,190	25,233	26,965
Capital expenditures	$1,753.8	$1,490.4	$1,367.5	$1,339.6	$1,248.5
Number of employees	8,175	8,007	7,596	8,982	8,477

•
The decrease in income from continuing operations during 2017 was due primarily to increased tax expense as a result of the impact of adopting the provisions of the TCJA and a loss on early extinguishment of long-term debt, as discussed below.

•
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
Management’s Discussion is designed to provide an understanding of NiSource's operations and financial performance and should be read in conjunction with the Company's Consolidated Financial Statements and related Notes to Consolidated Financial Statements in this annual report.
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
Refer to the “Business” section under Item 1 of this annual report and Note 22, "Segments of Business," in the Notes to the Consolidated Financial Statements for further discussion of NiSource's regulated utility business segments.
NiSource’s goal is to develop strategies that benefit all stakeholders as it addresses changing customer conservation patterns, develops more contemporary pricing structures and embarks on long-term infrastructure investment programs. These strategies are intended to improve reliability and safety, enhance customer services and reduce emissions while generating sustainable returns. Additionally, NiSource continues to pursue regulatory and legislative initiatives that will allow residential customers not currently on NiSource's system to obtain gas service in a cost effective manner.
Summary of Consolidated Financial Results
NiSource's operations are affected by the cost of sales. Cost of sales for the Gas Distribution Operations segment is principally comprised of the cost of natural gas used while providing transportation and distribution services to customers. Cost of sales for the Electric Operations segment is comprised of the cost of coal, related handling costs, natural gas purchased for the internal generation of electricity at NIPSCO and the cost of power purchased from third-party generators of electricity.
The majority of the cost of sales are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in operating revenues. As a result, NiSource believes net revenues, a non-GAAP financial measure defined as operating revenues less cost of sales (excluding depreciation and amortization), provides management and investors a useful measure to analyze profitability. The presentation of net revenues herein is intended to provide supplemental information for investors regarding operating performance. Net revenues do not intend to represent operating income, the most comparable GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

For the years ended December 31, 2017, 2016 and 2015, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

Year Ended December 31, (in millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Income	$910.6	$858.2	$799.9	$52.4	$58.3

Year Ended December 31, (in millions, except per share amounts)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Revenues	$4,874.6	$4,492.5	$4,651.8	$382.1	$(159.3)
Cost of Sales (excluding depreciation and amortization)	1,518.7	1,390.2	1,643.7	128.5	(253.5)
Total Net Revenues	3,355.9	3,102.3	3,008.1	253.6	94.2
Other Operating Expenses	2,445.3	2,244.1	2,208.2	201.2	35.9
Operating Income	910.6	858.2	799.9	52.4	58.3
Total Other Deductions	(467.5)	(348.0)	(460.0)	(119.5)	112.0
Income Taxes	314.5	182.1	141.3	132.4	40.8
Income from Continuing Operations	128.6	328.1	198.6	(199.5)	129.5
Basic Earnings Per Share from Continuing Operations	$0.39	$1.02	$0.63	$(0.63)	$0.39
Basic Average Common Shares Outstanding	329.4	321.8	317.7	7.6	4.1
On a consolidated basis, NiSource reported income from continuing operations of $128.6 million or $0.39 per basic share for the twelve months ended December 31, 2017 compared to $328.1 million or $1.02 per basic share for the same period in 2016. The decrease in income from continuing operations during 2017 was due primarily to a charge to tax expense of $161.1 million as a result of implementing the provisions of the TCJA and a loss on early extinguishment of long-term debt of $111.5 million, partially offset by increased operating income, as discussed below.
Operating Income
For the twelve months ended December 31, 2017, NiSource reported operating income of $910.6 million compared to $858.2 million for the same period in 2016. The higher operating income was primarily due to increased net revenues, attributable to new rates from base rate proceedings, increased rates from incremental capital spend on electric transmission projects at NIPSCO and the effects of increased customer growth, partially offset by warmer weather which reduced revenue in 2017 compared to 2016. Additionally, operating expenses increased due to higher outside service costs, increased employee and administrative expenses, higher depreciation expense, increased property and payroll taxes and higher environmental expenses.
Other Income (Deductions)
Other income (deductions) in 2017 reduced income $467.5 million compared to a reduction of $348.0 million in 2016. This change is primarily due to a loss on early extinguishment of long-term debt in 2017.
Income Taxes
On December 22, 2017, the President signed into law the TCJA, which, among other things, enacted significant changes to the Internal Revenue Code of 1986, as amended, including a reduction in the maximum U.S. federal corporate income tax rate from 35% to 21%, and certain other provisions related specifically to the public utility industry, including the continuation of certain interest expense deductibility and excluding 100% expensing of capital investments. These changes are effective January 1, 2018. GAAP requires the effect of a change in tax law to be recorded in the period of enactment. As a result, in December 2017, NiSource recorded a $161.1 million net increase in tax expense related primarily to the remeasurement of deferred tax assets for NOL carryforwards.

The reduction in the statutory U.S. federal corporate income tax rate in 2018 is expected to lead to a decrease in NiSource’s annual effective tax rate. NiSource is still evaluating the full impact of the TCJA’s provisions on its future effective tax rate and cannot reasonably estimate its impact at this time.
Refer to “Liquidity and Capital Resources” below and Note 10, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information on income taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Capital Investment
In 2017, NiSource invested approximately $1.7 billion in cash capital expenditures across its gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of the Company's gas distribution system, construction of new electric transmission assets and maintaining NiSource’s existing electric generation fleet. NiSource continues to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expects to invest approximately $1.7 to $1.8 billion in capital during 2018 to continue to modernize and improve its system across all seven states.
Liquidity
As discussed in further detail below in “Liquidity and Capital Resources,” the enactment of the TCJA will have an unfavorable impact on NiSource’s liquidity beginning in 2018; however, NiSource believes that through income generated from operating activities, amounts available under its short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and NiSource’s ability to access the capital markets, there is adequate capital available to fund its operating activities and capital expenditures in 2018 and beyond. At December 31, 2017 and 2016, NiSource had approximately $998.9 million and $683.7 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”
Regulatory Developments
In 2017, NiSource continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of its operating area. The discussion below summarizes significant regulatory developments that transpired during 2017:
Gas Distribution Operations.

•
NIPSCO's base rate case remains pending before the IURC. The request, which seeks NIPSCO's first natural gas base rate increase in more than 25 years, supports continued investment in system upgrades, technology improvements and other measures to increase pipeline safety and system reliability. Inclusive of various tracker programs, the case seeks an annual revenue increase of $117.9 million, which includes the impact of federal tax reform. An order is expected in the second half of 2018.

•
Columbia of Ohio's pending settlement agreement to continue its IRP for a five-year extension was approved by the PUCO on January 31, 2018. This well-established pipeline replacement program covers replacement of priority mainline pipe and targeted customer service lines.

•
NIPSCO continues to execute on its seven-year, $850 million gas infrastructure modernization program to further improve system reliability and safety. On December 28, 2017 the IURC approved the latest tracker update request, covering $59.0 million of investments made in the first half of 2017.

•
New rates went into effect on October 27, 2017 following approval of Columbia of Maryland's base rate case settlement by the MPSC. The settlement supports continued accelerated replacement of aging pipe as well as adoption of additional pipeline safety upgrades and increases annual revenue by $2.4 million.

•
On October 31, 2017, Columbia of Massachusetts filed its GSEP for the 2018 construction year. Columbia of Massachusetts is proposing to recover incremental revenue of $9.7 million including a waiver to collect the $3.1 million revenue requirement in excess of the GSEP cap provision. If the waiver is not approved, the revenue requirement will be $6.6 million. An order is expected from the Massachusetts DPU in the second quarter of 2018, with new rates effective May 1, 2018.

•
On March 17, 2017 the VSCC, by final order, approved a settlement agreement without modification in Columbia of Virginia's 2016 base rate case. The settlement allows for a $28.5 million annual revenue increase and for Columbia of Virginia to recover investments that improve the overall safety and reliability of its distribution system. The case also supported the growth of Columbia of Virginia's system driven by increased customer demand for service. Columbia of Virginia implemented interim base rates, subject to refund, on September 28, 2016. Under the terms of the final order, during 2017 Columbia of Virginia refunded the difference between the interim customer rates implemented in 2016 and the rates approved by the final order.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

•
On April 26, 2017 the PUCO approved Columbia of Ohio's annual IRP rider adjustment. This order supports the continuation of significant infrastructure investment and allows for $31.5 million in increased annual revenues on $235.9 million of investment.

Electric Operations.

•
NIPSCO continues to execute on its seven-year electric infrastructure modernization program, which includes enhancements to its electric transmission and distribution system designed to further improve system safety and reliability. The IURC-approved program represents approximately $1.25 billion of electric infrastructure investments expected to be made through 2022. On October 31, 2017 the IURC approved NIPSCO's latest tracker update request, covering $133.6 million in investments from May 2016 through April 2017.

•
On December 13, 2017, the IURC approved a settlement in NIPSCO's November 2016 request to invest in environmental upgrades at its Michigan City Unit 12 and R.M. Schahfer Units 14 and 15 generating facilities. The settlement included authority and cost recovery for the Company's approximately $193 million of CCR projects.

•
As part of its 2016 IRP, NIPSCO remains on schedule with its planned May 2018 retirement of Bailly Generating Station units 7 and 8. The retirement is part of NIPSCO’s plan to retire 50 percent of its coal-fired generating fleet by the end of 2023.

Refer to Note 8, “Regulatory Matters” and Note 18-E, "Other Matters," in the Notes to Consolidated Financial Statements for a complete discussion of key regulatory developments that transpired during 2017.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
NiSource’s operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations

For the years ended December 31, 2017, 2016 and 2015, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

Year Ended December 31, (in millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Income	$545.6	$574.0	$555.8	$(28.4)	$18.2

Year Ended December 31, (dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net Revenues
Operating revenues	$3,102.1	$2,830.6	$3,069.1	$271.5	$(238.5)
Less: Cost of sales (excluding depreciation and amortization)	1,005.0	895.4	1,155.5	109.6	(260.1)
Net Revenues	2,097.1	1,935.2	1,913.6	161.9	21.6
Operating Expenses
Operation and maintenance	1,095.3	937.2	945.3	158.1	(8.1)
Depreciation and amortization	269.3	252.9	232.6	16.4	20.3
Loss on sale of assets and impairments, net	2.8	—	0.8	2.8	(0.8)
Other taxes	184.1	171.1	179.1	13.0	(8.0)
Total Operating Expenses	1,551.5	1,361.2	1,357.8	190.3	3.4
Operating Income	$545.6	$574.0	$555.8	$(28.4)	$18.2
Revenues
Residential	$2,029.4	$1,823.4	$2,055.2	$206.0	$(231.8)
Commercial	669.4	588.1	691.4	81.3	(103.3)
Industrial	217.5	194.3	217.6	23.2	(23.3)
Off-System	111.8	94.4	87.3	17.4	7.1
Other	74.0	130.4	17.6	(56.4)	112.8
Total	$3,102.1	$2,830.6	$3,069.1	$271.5	$(238.5)
Sales and Transportation (MMDth)
Residential	247.1	248.9	262.0	(1.8)	(13.1)
Commercial	169.3	165.6	171.5	3.7	(5.9)
Industrial	517.5	517.7	522.7	(0.2)	(5.0)
Off-System	39.0	39.6	32.7	(0.6)	6.9
Other	0.3	(0.1)	(0.2)	0.4	0.1
Total	973.2	971.7	988.7	1.5	(17.0)
Heating Degree Days	4,927	5,148	5,459	(221)	(311)
Normal Heating Degree Days	5,610	5,642	5,610	(32)	32
% Warmer than Normal	(12)%	(9)%	(3)%
Gas Distribution Customers
Residential	3,168,516	3,141,736	3,113,337	26,780	28,399
Commercial	280,362	279,556	277,239	806	2,317
Industrial	6,228	6,240	6,465	(12)	(225)
Other	4	—	—	4	—
Total	3,455,110	3,427,532	3,397,041	27,578	30,491

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Gas Distribution Operations (continued)

Comparability of line item operating results may be impacted by regulatory, tax and depreciation trackers (other than those for cost of sales) that allow for the recovery in rates of certain costs. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
2017 vs. 2016 Operating Income
For 2017, Gas Distribution Operations reported operating income of $545.6 million, a decrease of $28.4 million from the comparable 2016 period.
Net revenues for 2017 were $2,097.1 million, an increase of $161.9 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings and infrastructure replacement programs of $124.2 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in expense, of $26.9 million.

•	The effects of increased customer growth of $10.3 million.

•	Higher revenues from increased industrial usage of $5.8 million.
Operating expenses were $190.3 million higher in 2017 compared to 2016. This change was primarily driven by:

•	Increased employee and administrative expenses of $62.2 million.

•
Higher outside service costs of $52.8 million due to IT service provider transition costs, increased spend on strategic initiatives to enhance safety, reliability and customer value and higher pipeline maintenance expenses.

•	Increased regulatory, tax and depreciation trackers, which are offset in net revenues, of $26.9 million.

•	Higher depreciation of $15.2 million due to increased capital expenditures placed in service.

•	Increased property taxes of $8.1 million due to higher capital expenditures placed in service and an accrual adjustment recorded in 2016.

•	Higher environmental costs of $4.7 million.

•	Increased materials and supplies expenses of $3.4 million from maintenance-related activities.
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
Weather in the Gas Distribution Operations service territories for 2017 was about 12% warmer than normal and about 4% warmer than 2016, decreasing net revenues $1.7 million for the year ended December 31, 2017 compared to 2016.
Weather in the Gas Distribution Operations service territories for 2016 was about 9% warmer than normal and about 6% warmer than 2015, decreasing net revenues $12.4 million for the year ended December 31, 2016 compared to 2015.
Throughput
Total volumes sold and transported for the year ended December 31, 2017 were 973.2 MMDth, compared to 971.7 MMDth for 2016.
Total volumes sold and transported for the year ended December 31, 2016 were 971.7 MMDth, compared to 988.7 MMDth for 2015. This decrease is primarily attributable to warmer weather experienced in 2016 compared to 2015.
Economic Conditions
All NiSource Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. As noted above, gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Consolidated Balance Sheets as under-recovered or over-recovered gas cost to be included in future customer billings.
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased gas costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” operating revenues statistic provided at the beginning of this segment discussion. The adjustments to other operating revenues for the twelve months ended December 31, 2017, 2016 and 2015 were a revenue decrease of $4.8 million, a revenue increase of $43.3 million and a revenue decrease of $68.0 million, respectively.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations

For the years ended December 31, 2017, 2016 and 2015, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

Year Ended December 31, (in millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Income	$364.8	$291.4	$264.4	$73.4	$27.0

Year Ended December 31, (dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net Revenues
Operating revenues	$1,786.5	$1,661.6	$1,574.4	$124.9	$87.2
Less: Cost of sales (excluding depreciation and amortization)	513.9	495.0	488.4	18.9	6.6
Net Revenues	1,272.6	1,166.6	1,086.0	106.0	80.6
Operating Expenses
Operation and maintenance	568.2	538.8	490.1	29.4	48.7
Depreciation and amortization	277.8	274.5	267.7	3.3	6.8
Loss on sale of assets and impairments, net	1.9	—	—	1.9	—
Other taxes	59.9	61.9	63.8	(2.0)	(1.9)
Total Operating Expenses	907.8	875.2	821.6	32.6	53.6
Operating Income	$364.8	$291.4	$264.4	$73.4	$27.0
Revenues
Residential	$476.9	$457.4	$427.1	$19.5	$30.3
Commercial	501.2	456.6	445.4	44.6	11.2
Industrial	698.1	631.6	646.3	66.5	(14.7)
Wholesale	11.6	11.6	16.4	—	(4.8)
Other	98.7	104.4	39.2	(5.7)	65.2
Total	$1,786.5	$1,661.6	$1,574.4	$124.9	$87.2
Sales (Gigawatt Hours)
Residential	3,301.7	3,514.8	3,309.9	(213.1)	204.9
Commercial	3,793.5	3,878.7	3,866.8	(85.2)	11.9
Industrial	9,469.7	9,281.8	9,249.1	187.9	32.7
Wholesale	32.5	19.0	194.8	13.5	(175.8)
Other	128.2	136.9	137.7	(8.7)	(0.8)
Total	16,725.6	16,831.2	16,758.3	(105.6)	72.9
Cooling Degree Days	837	988	762	(151)	226
Normal Cooling Degree Days	806	806	806	—	—
% Warmer (Cooler) than Normal	4%	23%	(5)%
Electric Customers
Residential	409,401	407,268	404,889	2,133	2,379
Commercial	56,134	55,605	55,053	529	552
Industrial	2,305	2,313	2,343	(8)	(30)
Wholesale	739	744	743	(5)	1
Other	2	2	6	—	(4)
Total	468,581	465,932	463,034	2,649	2,898

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.
Electric Operations (continued)

Comparability of line item operating results may be impacted by regulatory and depreciation trackers (other than those for cost of sales) that allow for the recovery in rates of certain costs. Therefore, increases in these tracked operating expenses are offset by increases in net revenues and have essentially no impact on income from continuing operations.
2017 vs. 2016 Operating Income
For 2017, Electric Operations reported operating income of $364.8 million, an increase of $73.4 million from the comparable 2016 period.

Net revenues for 2017 were $1,272.6 million, an increase of $106.0 million from the same period in 2016. The change in net revenues was primarily driven by:

•	New rates from base-rate proceedings of $63.6 million.

•	Increased rates from incremental capital spend on electric transmission projects of $24.2 million.

•	Higher regulatory and depreciation trackers, which are offset in expense, of $18.0 million.

•	New rates from infrastructure replacement programs of $6.0 million.

•	The effects of increased customer count of $3.4 million.

Partially offset by:

•	The effects of cooler weather of $16.1 million.

Operating expenses were $32.6 million higher in 2017 than 2016. This change was primarily driven by:

•
Higher outside service costs of $20.1 million, primarily due to increased spend on strategic initiatives to enhance safety, reliability and customer value, generation-related maintenance, IT service provider transition costs and vegetation management activities.

•	Increased regulatory and depreciation trackers, which are offset in net revenues, of $18.0 million.

•	Higher employee and administrative expenses of $11.9 million.

•	Increased depreciation of $5.6 million due to higher capital expenditures placed in service.

•	Higher materials and supplies expenses of $4.5 million driven by generation-related maintenance.
Partially offset by:

•	Plant retirement costs of $22.1 million in 2016.

•	Decreased amortization of regulatory assets of $10.8 million.

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
Operating expenses were $53.6 million higher in 2016 compared to 2015. This change was primarily driven by:

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
Weather in the Electric Operations’ territories for the twelve months ended December 31, 2017 was 4% warmer than normal and 15% cooler than the same period in 2016, leading to a decrease in net revenues of approximately $16.1 million for the twelve months ended December 31, 2017 compared to 2016.
Weather in the Electric Operations’ territories for the twelve months ended December 31, 2016 was 23% warmer than normal and 30% warmer than the same period in 2015, leading to an increase in net revenues of approximately $15.6 million for the twelve months ended December 31, 2016 compared to 2015.
Sales
Electric Operations sales were 16,725.6 gwh for 2017, a decrease of 105.6 gwh, or 0.6% compared to 2016.
Electric Operations sales were 16,831.2 gwh for 2016, a increase of 72.9 gwh, or 0.4% compared to 2015.
Economic Conditions
NIPSCO has a state-approved recovery mechanism that provides a means for full recovery of prudently incurred fuel costs. As noted above, fuel costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The fuel costs included in revenues are matched with the fuel cost expense recorded in the period and the difference is recorded on the Consolidated Balance Sheets as under-recovered or over-recovered fuel cost to be included in future customer billings.
At NIPSCO, sales revenues and customer billings are adjusted for amounts related to under and over-recovered purchased fuel costs from prior periods per regulatory order. These amounts are primarily reflected in the “Other” operating revenues statistic provided at the beginning of this segment discussion. The adjustments to other operating revenues for the twelve months ended December 31, 2017, 2016 and 2015 were a revenue decrease of $5.2 million, a revenue increase of $33.1 million and a revenue decrease of $11.6 million, respectively.
NIPSCO's performance remains closely linked to the performance of the steel industry. NIPSCO’s mwh sales to steel-related industries accounted for approximately 54.5% and 52.3% of the total industrial mwh sales for the years ended December 31, 2017 and 2016, respectively.
Electric Supply
NIPSCO 2016 Integrated Resource Plan. Environmental, regulatory and economic factors, including low natural gas prices and aging coal-fired units, have led NIPSCO to pursue modification of its current electric generation supply mix to include less coal-fired generation. Due to enacted CCR and ELG (subsequently postponed) regulations, NIPSCO would expect to have incurred over $1 billion in operating, maintenance, environmental and other costs if the current fleet of coal-fired generating units were to remain operational.
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
In connection with the MISO's approval of NIPSCO's planned retirement of the Bailly Generating Station units, NiSource recorded $22.1 million of plant retirement-related charges in the fourth quarter of 2016. These charges were comprised of contract termination charges related to NIPSCO's capital lease with Pure Air, voluntary employee severance benefits, and write downs of certain materials and supplies inventory balances. These charges are presented within "Operation and maintenance" on the Statements of Consolidated Income.
On February 1, 2018, as previously approved by the MISO, NIPSCO commenced a four-month outage of Bailly Generating Station Unit 8 in order to begin work on converting the unit to a synchronous condenser (a piece of equipment designed to maintain voltage to ensure continued reliability on the transmission system). Approximately $15 million of net book value of Unit 8 remained in “Net Utility Plant” as it is expected to remain used and useful upon completion of the synchronous condenser, while the remaining net book value of approximately $143 million was reclassified to “Regulatory assets (noncurrent)” on the Consolidated Balance Sheets. These amounts continue to be amortized at a rate consistent with their inclusion in customer rates. NIPSCO expects to complete the retirement of Units 7 and 8 by May 31, 2018. Refer to Note 18-E, "Other Matters," in the Notes to Consolidated Financial Statements for information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Liquidity and Capital Resources
Operating Activities
Net cash from operating activities from continuing operations for the year ended December 31, 2017 was $742.1 million, a decrease of $62.0 million from 2016. This decrease was driven by $282.3 million of pension plan contributions in 2017, partially offset by a combination of changes in weather, gas prices and the related approved rates for recovery, which significantly impacted regulatory assets and regulatory liabilities between the two periods as discussed further below.
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
Regulatory Assets and Liabilities. During the year ended December 31, 2016, over-collected gas costs from 2015 were returned to customers resulting in a use of cash. In 2017, less cash was required to be returned to customers because the balance of over-collected gas costs from 2016 was smaller than in 2015.
Pension and Other Postretirement Plan Funding. In 2017, NiSource contributed $282.3 million to its pension plans (including a $277 million discretionary contribution made during the third quarter of 2017) and $31.6 million to its other postretirement benefit plans. The return on assets related to the discretionary pension contribution is expected to result in a decrease to net periodic benefit costs beginning in 2018. However, due to increasing workforce retirements, certain NiSource pension plans are expected to trigger settlement accounting annually for the foreseeable future. The resulting charges from settlement accounting, if realized, are expected to partially offset this decrease in periodic benefits costs.
In 2018, NiSource expects to make contributions of $2.9 million to its pension plans and $25.0 million to its postretirement medical and life plans. Given the current funded status of the pension plans, and barring unforeseen market volatility that may negatively impact the valuation of its plan assets, NiSource does not believe additional material contributions to its pension plans will be required for the foreseeable future.

Income Taxes. Rates for NiSource’s regulated customers include provisions for the collection of U.S. federal income taxes. The reduction in the U.S. federal corporate income tax rate as a result of the TCJA is expected to lead to a decrease in the amount billed to customers through rates, ultimately resulting in lower cash collections from operating activities. NiSource is currently working to estimate the impact of this revenue reduction.
In addition, NiSource will be required to pass back to customers “excess deferred taxes” which represent amounts collected from customers in the past to cover deferred tax liabilities which, as a result of the passage of the TCJA, are now expected to be less than the originally billed amounts. Approximately $1.5 billion of excess deferred taxes related to implementation of the TCJA are presented within "Regulatory liabilities (noncurrent)" on the Consolidated Balance Sheets as of December 31, 2017. The majority of this balance relates to temporary book-to-tax differences on utility property protected by IRS normalization rules. NiSource expects this portion of the balance will be passed back to customers over the remaining average useful life of the associated property. The pass back period for the remainder of this balance will be determined by NiSource's state utility commissions in future proceedings. NiSource’s estimate of the amount and pass-back period of excess deferred taxes is subject to change pending final review by the utility commissions of the states in which NiSource operates.
As of December 31, 2017, NiSource has a recorded deferred tax asset of $508.5 million related to a Federal NOL carryforward. As a result of being in an NOL position, NiSource was not required to make any cash payments for Federal income tax purposes during the years ended December 31, 2017, 2016 or 2015. For NiSource NOLs generated before December 31, 2017, the NOL carryforward expires in 2037, however, NiSource expects to fully utilize the carryforward benefit prior to its expiration.
Per the TCJA, utilization of NOL carryforwards generated after December 31, 2017 is limited to 80% of current year taxable income. Accordingly, NiSource may be required to make cash payments for Federal income taxes in future years despite having NOL carryforwards in excess of current taxes payable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Investing Activities
NiSource's cash used for investing activities varies year over year primarily as a result of changes in the level of annual capital expenditures. The table below reflects capital expenditures and certain other investing activities by segment for 2017, 2016 and 2015.

(in millions)	2017	2016	2015
Gas Distribution Operations
System Growth and Tracker	$909.2	$835.0	$729.6
Maintenance	216.4	219.4	187.4
Total Gas Distribution Operations	1,125.6	1,054.4	917.0
Electric Operations
System Growth and Tracker	435.3	314.1	274.8
Maintenance	157.1	106.5	125.5
Total Electric Operations	592.4	420.6	400.3
Corporate and Other Operations - Maintenance	35.8	15.4	50.2
Total(1)	$1,753.8	$1,490.4	$1,367.5
(1) Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures included in current liabilities and AFUDC Equity.
For 2017, capital expenditures and certain other investing activities were $1,753.8 million, which was $263.4 million higher than the 2016 capital program. This increased spending is mainly due to electric transmission projects, environmental investments and system modernization projects.
For 2016, capital expenditures and certain other investing activities were $1,490.4 million, which was $122.9 million higher than the 2015 capital program. This increased spending is mainly due to modernization projects and segment growth at the Gas Distribution Operations segment.
For 2018, NiSource projects to invest approximately $1.7 to $1.8 billion in its capital program. This projected level of spend is consistent with 2017 spend levels and is expected to focus primarily on the continuation of the modernization projects, segment growth across the Gas Distribution Operations segment, and TDSIC spend.
Financing Activities
Short-term Debt. Refer to Note 15, “Short-Term Borrowings,” in the Notes to Consolidated Financial Statements for information on short-term debt.
Long-term Debt. Refer to Note 14, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information on long-term debt.
Net Available Liquidity. As of December 31, 2017, an aggregate of $998.9 million of net liquidity was available. Net available liquidity includes cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

The following table displays NiSource's liquidity position as of December 31, 2017 and 2016:

Year Ended December 31, (in millions)	2017	2016
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	336.7	310.0
Less:
Drawn on Revolving Credit Facility	—	—
Commercial Paper	869.0	1,178.0
Accounts Receivable Program Utilized	336.7	310.0
Letters of Credit Outstanding Under Credit Facility	11.1	14.7
Add:
Cash and Cash Equivalents	29.0	26.4
Net Available Liquidity	$998.9	$683.7
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
The change in net available liquidity between 2017 and 2016 was driven by lower utilization of short-term debt in the current year as a result of cash proceeds from other forms of financing.
Debt Covenants. NiSource is subject to a financial covenant under its revolving credit facility which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2017, the ratio was 67.6%.
Sale of Trade Accounts Receivables. Refer to Note 17, “Transfers of Financial Assets,” in the Notes to Consolidated Financial Statements for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review the Company’s ratings, taking into account factors such as its capital structure and earnings profile. The following table includes NiSource's and certain subsidiaries' credit ratings and ratings outlook as of December 31, 2017. There were no changes to credit ratings or outlooks since December 31, 2016. A credit rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Columbia of Massachusetts	BBB+	Stable	Baa2	Stable	Not rated	Not rated
Commercial Paper	A-2	Stable	P-2	Stable	F3	Stable
Certain NiSource subsidiaries have agreements that contain “ratings triggers” that require increased collateral if the credit ratings of NiSource or certain of its subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of December 31, 2017, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $46.1 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. The authorized capital stock of NiSource consists of 420,000,000 shares, $0.01 par value, of which 400,000,000 are common stock and 20,000,000 are preferred stock. As of December 31, 2017, 337,015,806 shares of common stock were outstanding. NiSource has no preferred stock outstanding as of December 31, 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and obligations for various services including pipeline capacity and outsourcing of IT services. The total contractual obligations in existence at December 31, 2017 and their maturities were:

(in millions)	Total	2018	2019	2020	2021	2022	After
Long-term debt (1)	$7,714.9	$275.1	$296.1	$325.1	$63.6	$710.0	$6,045.0
Capital leases (2)	254.4	18.1	15.7	15.4	15.5	15.5	174.2
Interest payments on long-term debt	6,701.2	364.4	344.4	334.6	316.8	307.7	5,033.3
Operating leases(3)	57.2	13.8	10.2	7.3	6.2	4.4	15.3
Energy commodity contracts	216.7	102.5	57.3	56.9	—	—	—
Service obligations:
Pipeline service obligations	2,649.9	538.9	520.5	390.7	344.7	331.0	524.1
IT service obligations	311.5	88.3	71.5	63.5	50.7	37.5	—
Other service obligations	178.2	48.3	43.3	43.3	43.3	—	—
Other liabilities	28.7	28.7	—	—	—	—	—
Total contractual obligations	$18,112.7	$1,478.1	$1,359.0	$1,236.8	$840.8	$1,406.1	$11,791.9
(1) Long-term debt balance excludes unamortized issuance costs and discounts of $71.5 million.
(2) Capital lease payments shown above are inclusive of interest totaling $91.9 million.
(3) Operating lease balances do not include amounts for fleet leases that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $29.3 million in 2018, $27.5 million in 2019, $19.7 million in 2020, $13.9 million in 2021, $9.6 million in 2022 and $7.4 million thereafter.
NiSource calculated estimated interest payments for long-term debt based on the stated coupon and payment dates. For 2018, NiSource projects that it will be required to make interest payments of approximately $388.1 million, which includes $364.4 million of interest payments related to its long-term debt outstanding as of December 31, 2017. At December 31, 2017, NiSource had $1,205.7 million in short-term borrowings outstanding.
NiSource’s expected payments included within “Other liabilities” in the table of contractual commitments above contains employer contributions to pension and other postretirement benefits plans expected to be made in 2018. Plan contributions beyond 2018 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2018, NiSource expects to make contributions of approximately $2.9 million to its pension plans and approximately $25.0 million to its postretirement medical and life plans. Refer to Note 11, “Pension and Other Postretirement Benefits,” in the Notes to Consolidated Financial Statements for more information.
NiSource cannot reasonably estimate the settlement amounts or timing of cash flows related to long-term obligations classified as “Total Other Liabilities” on the Consolidated Balance Sheets, other than those described above.
NiSource also has obligations associated with income, property, gross receipts, franchise, payroll, sales and use, and various other taxes and expects to make tax payments of approximately $222.1 million in 2018, which are not included in the table above.
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
Refer to Note 9, "Risk Management Activities," in the Notes to the Consolidated Financial Statements for further information on NiSource's commodity price risk assets and liabilities as of December 31, 2017 and 2016.
Interest Rate Risk
NiSource is exposed to interest rate risk as a result of changes in interest rates on borrowings under its revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $15.8 million and $11.7 million for 2017 and 2016, respectively. NiSource is also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances. NiSource and its subsidiaries manage interest rate risk on long-term debt through forward starting interest rate swaps that hedge the interest rate risk related to forecasted issuances.
Refer to Note 9, "Risk Management Activities," in the Notes to Consolidated Financial Statements for further information on NiSource's interest rate risk assets and liabilities as of December 31, 2017 and 2016.
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
Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $1,801.2 million and $2,795.6 million at December 31, 2017, and $1,885.4 million and $1,381.8 million at December 31, 2016, respectively. For additional information, refer to Note 8, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.
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
Certain of the regulatory assets reflected on NiSource’s Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, NiSource believes that these costs meet the requirements for deferral as regulatory assets. Regulatory assets requiring specific regulatory action amounted to $398.4 million at December 31, 2017. If NiSource determined that the amounts included as regulatory assets were not recoverable, a charge to income would immediately be required to the extent of the unrecoverable amounts.

The passage of the TCJA into law necessitated the remeasurement of NiSource’s deferred income tax balances to reflect the new U.S. corporate income tax rate of 21%. For NiSource’s regulated entities, substantially all of the impact of this remeasurement was recorded to a regulatory asset or regulatory liability, as appropriate, until such time that NiSource receives final regulatory orders prescribing the required accounting treatment and related impact on future customer rates. To the extent final regulatory orders received prescribe accounting treatment different from what is currently reflected in NiSource’s financial statements, NiSource’s results of operations could be impacted.
Pension and Postretirement Benefits. NiSource has defined benefit plans for both pension and other postretirement benefits. The calculation of the net obligations and annual expense related to the plans requires a significant degree of judgment regarding the discount rates to be used in bringing the liabilities to present value, expected long-term rates of return on plan assets, health care trend rates, and mortality rates, among other assumptions. Due to the size of the plans and the long-term nature of the associated liabilities, changes in the assumptions used in the actuarial estimates could have material impacts on the measurement of the net obligations and annual expense recognition. Differences between actuarial assumptions and actual plan results are deferred into AOCI or a regulatory balance sheet account, depending on the jurisdiction of the NiSource entity. These deferred gains or losses are then amortized into the income statement when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets (known in GAAP as the “corridor” method) or when settlement accounting is triggered.
The discount rates, expected long-term rates of return on plan assets, health care cost trend rates and mortality rates are critical assumptions. Methods used to develop these assumptions are described below. While a third party actuarial firm assists with the development of many of these assumptions, NiSource is ultimately responsible for selecting the final assumptions.
The discount rate is utilized principally in calculating the actuarial present value of pension and other postretirement benefit obligations and net periodic pension and other postretirement benefit plan costs. NiSource’s discount rates for both pension and other postretirement benefits are determined using spot rates along an AA-rated above median yield curve with cash flows matching the expected duration of benefit payments to be made to plan participants.
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
For measurement of 2018 net periodic benefit cost, NiSource selected an expected pre-tax long-term rate of return of 7.00% and 5.80% for its pension and other postretirement benefit plan assets, respectively.
NiSource estimates the assumed health care cost trend rate, which is used in determining the Company's other postretirement benefit net expense, based upon its actual health care cost experience, the effects of recently enacted legislation, third-party actuarial surveys and general economic conditions.
NiSource uses the Society of Actuaries’ most recently published mortality data in developing a best estimate of mortality as part of the calculation of the pension and other postretirement benefit obligations.
The following tables illustrate the effects of changes in these actuarial assumptions while holding all other assumptions constant:

	Impact on December 31, 2017 Projected Benefit Obligation Increase/(Decrease)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(94.8)	$(28.7)
-50 basis points change in discount rate	103.0	31.5
+50 basis points change in health care trend rates		14.9
-50 basis points change in health care trend rates		(12.9)

	Impact on 2017 Expense Increase/(Decrease)(1)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(2.3)	$(0.7)
-50 basis points change in discount rate	2.5	0.6
+50 basis points change in expected long-term rate of return on plan assets	(8.5)	(1.1)
-50 basis points change in expected long-term rate of return on plan assets	8.5	1.1
+50 basis points change in health care trend rates		0.5
-50 basis points change in health care trend rates		(0.5)
(1)Before labor capitalization and regulatory deferrals.
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
Goodwill. NiSource has seven goodwill reporting units, comprised of the seven state operating companies within the Gas Distribution Operations reportable segment. NiSource’s goodwill assets at December 31, 2017 were $1,690.7 million, most of which resulted from the acquisition of Columbia on November 1, 2000.
As required by GAAP, NiSource tests for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. NiSource’s annual goodwill test takes place in the second quarter of each year and was most recently finalized as of May 1, 2017.
NiSource completed a quantitative ("step 1") fair value measurement of its reporting units during the May 1, 2016 goodwill test.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NISOURCE INC.

Consistent with NiSource’s historical impairment testing of goodwill, fair value of the reporting units was determined based on a weighting of income and market approaches. These approaches require significant judgments including appropriate long-term growth rates and discount rates for the income approach and appropriate multiples of earnings for peer companies and control premiums for the market approach. A qualitative ("step 0") test was completed on May 1, 2017. NiSource assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units in its baseline May 1, 2016 test. The results of this assessment indicated that it is not more likely than not that its reporting unit fair values are less than the reporting unit carrying values and no impairments are necessary.
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
NiSource adopted the provisions of ASC 606 beginning on January 1, 2018 using a modified retrospective method, which was applied to all contracts. No material adjustments were made to January 1, 2018 opening balances as a result of the adoption and NiSource does not anticipate material changes in the amount or timing of future revenue recognition as a result of the adoption of ASC 606.
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
NISOURCE INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NiSource Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related statements of consolidated income, comprehensive income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Emphasis of a Matter
As discussed in Note 3 to the consolidated financial statements, on July 1, 2015 the Company completed the spin-off of its subsidiary Columbia Pipeline Group, Inc.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 20, 2018

We have served as the Company's auditor since 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of NiSource Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for year ended December 31, 2017, of the Company and our report dated February 20, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company's spin-off of its subsidiary Columbia Pipeline Group, Inc. on July 1, 2015.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 20, 2018

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2017	2016	2015
Operating Revenues
Gas Distribution	$2,063.2	$1,850.9	$2,081.9
Gas Transportation	1,021.5	964.6	969.8
Electric	1,785.5	1,660.8	1,572.9
Other	4.4	16.2	27.2
Total Operating Revenues	4,874.6	4,492.5	4,651.8
Operating Expenses
Cost of Sales (excluding depreciation and amortization)	1,518.7	1,390.2	1,643.7
Operation and maintenance	1,612.3	1,453.7	1,426.1
Depreciation and amortization	570.3	547.1	524.4
(Gain) Loss on sale of assets and impairments, net	5.5	(1.0)	1.6
Other taxes	257.2	244.3	256.1
Total Operating Expenses	3,964.0	3,634.3	3,851.9
Operating Income	910.6	858.2	799.9
Other Income (Deductions)
Interest expense, net	(353.2)	(349.5)	(380.2)
Other, net	(2.8)	1.5	17.4
Loss on early extinguishment of long-term debt	(111.5)	—	(97.2)
Total Other Deductions	(467.5)	(348.0)	(460.0)
Income from Continuing Operations before Income Taxes	443.1	510.2	339.9
Income Taxes	314.5	182.1	141.3
Income from Continuing Operations	128.6	328.1	198.6
Income (Loss) from Discontinued Operations - net of taxes	(0.1)	3.4	103.5
Net Income	$128.5	$331.5	$302.1
Less: Net income attributable to noncontrolling interest	—	—	15.6
Net Income attributable to NiSource	$128.5	$331.5	$286.5
Amounts attributable to NiSource:
Income from continuing operations	$128.6	$328.1	$198.6
Income (Loss) from discontinued operations	(0.1)	3.4	87.9
Net Income attributable to NiSource	$128.5	$331.5	$286.5
Basic Earnings Per Share
Continuing operations	$0.39	$1.02	$0.63
Discontinued operations	—	0.01	0.27
Basic Earnings Per Share	$0.39	$1.03	$0.90
Diluted Earnings Per Share
Continuing operations	$0.39	$1.01	$0.63
Discontinued operations	—	0.01	0.27
Diluted Earnings Per Share	$0.39	$1.02	$0.90
Basic Average Common Shares Outstanding	329.4	321.8	317.7
Diluted Average Common Shares	330.8	323.5	319.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2017	2016	2015
Net Income	$128.5	$331.5	$302.1
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	0.8	(0.1)	(0.8)
Net unrealized gain (loss) on cash flow hedges(2)	(22.5)	8.6	(7.8)
Unrecognized pension and OPEB benefit (costs)(3)	3.4	1.5	(2.4)
Total other comprehensive income (loss)	(18.3)	10.0	(11.0)
Total Comprehensive Income	$110.2	$341.5	$291.1
Less: Comprehensive income attributable to noncontrolling interest	—	—	15.6
Comprehensive Income attributable to NiSource	$110.2	$341.5	$275.5
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.4 million tax expense, $0.1 million tax benefit and $0.4 million tax benefit in 2017, 2016 and 2015, respectively.
(2) Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $13.9 million tax benefit, $5.6 million tax expense and $4.8 million tax benefit in 2017, 2016 and 2015, respectively.
(3) Unrecognized pension and OPEB benefit (costs), net of $2.1 million tax expense, $0.1 million tax expense and $4.6 million tax benefit in 2017, 2016 and 2015, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2017	December 31, 2016
ASSETS
Property, Plant and Equipment
Utility plant	$21,026.6	$19,368.0
Accumulated depreciation and amortization	(6,953.6)	(6,613.7)
Net utility plant	14,073.0	12,754.3
Other property, at cost, less accumulated depreciation	286.5	313.7
Net Property, Plant and Equipment	14,359.5	13,068.0
Investments and Other Assets
Unconsolidated affiliates	5.5	6.6
Other investments	204.1	193.3
Total Investments and Other Assets	209.6	199.9
Current Assets
Cash and cash equivalents	29.0	26.4
Restricted cash	9.4	9.6
Accounts receivable (less reserve of $18.3 and $23.3, respectively)	898.9	847.0
Gas inventory	285.1	279.9
Materials and supplies, at average cost	105.9	101.7
Electric production fuel, at average cost	80.1	112.8
Exchange gas receivable	45.8	5.4
Regulatory assets	176.3	248.7
Prepayments and other	132.8	130.6
Total Current Assets	1,763.3	1,762.1
Other Assets
Regulatory assets	1,624.9	1,636.7
Goodwill	1,690.7	1,690.7
Intangible assets	231.7	242.7
Deferred charges and other	82.0	91.8
Total Other Assets	3,629.3	3,661.9
Total Assets	$19,961.7	$18,691.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 337,015,806 and 323,159,672 shares outstanding, respectively	$3.4	$3.3
Treasury stock	(95.9)	(88.7)
Additional paid-in capital	5,529.1	5,153.9
Retained deficit	(1,073.1)	(972.2)
Accumulated other comprehensive loss	(43.4)	(25.1)
Total Common Stockholders’ Equity	4,320.1	4,071.2
Long-term debt, excluding amounts due within one year	7,512.2	6,058.2
Total Capitalization	11,832.3	10,129.4
Current Liabilities
Current portion of long-term debt	284.3	363.1
Short-term borrowings	1,205.7	1,488.0
Accounts payable	625.6	539.4
Customer deposits and credits	262.6	264.1
Taxes accrued	208.1	195.4
Interest accrued	112.3	120.3
Risk management liabilities	43.2	16.8
Exchange gas payable	59.6	83.7
Regulatory liabilities	58.7	116.7
Legal and environmental	32.1	37.4
Accrued compensation and employee benefits	195.4	161.4
Other accruals	90.8	65.9
Total Current Liabilities	3,178.4	3,452.2
Other Liabilities
Risk management liabilities	28.5	44.5
Deferred income taxes	1,292.9	2,528.0
Deferred investment tax credits	12.4	13.4
Accrued insurance liabilities	80.1	82.8
Accrued liability for postretirement and postemployment benefits	337.1	713.4
Regulatory liabilities	2,736.9	1,265.1
Asset retirement obligations	268.7	262.6
Other noncurrent liabilities	194.4	200.5
Total Other Liabilities	4,951.0	5,110.3
Commitments and Contingencies (Refer to Note 18, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$19,961.7	$18,691.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2017	2016	2015
Operating Activities
Net Income	$128.5	$331.5	$302.1
Adjustments to Reconcile Net Income to Net Cash from Continuing Operations:
Loss on early extinguishment of debt	111.5	—	97.2
Depreciation and amortization	570.3	547.1	524.4
Deferred income taxes and investment tax credits	306.7	182.3	135.3
Stock compensation expense and 401(k) profit sharing contribution	40.1	46.5	50.7
(Income) loss from discontinued operations - net of taxes	0.1	(3.4)	(103.5)
Amortization of discount/premium on debt	7.4	7.6	8.7
AFUDC equity	(12.6)	(11.6)	(11.5)
Other adjustments	6.5	(3.8)	13.1
Changes in Assets and Liabilities:
Accounts receivable	(52.3)	(188.0)	262.2
Inventories	19.0	38.9	46.9
Accounts payable	49.0	108.8	(190.5)
Customer deposits and credits	(2.5)	(52.3)	35.5
Taxes accrued	10.2	12.1	8.7
Interest accrued	(33.9)	(8.7)	(11.6)
Exchange gas receivable/payable	(64.5)	36.9	(31.7)
Other accruals	31.8	(6.0)	(55.1)
Prepayments and other current assets	(13.3)	(0.4)	0.1
Regulatory assets/liabilities	57.5	(187.9)	82.0
Postretirement and postemployment benefits	(380.9)	(44.8)	25.6
Deferred charges and other noncurrent assets	(2.0)	(1.2)	5.2
Other noncurrent liabilities	(34.5)	0.5	(30.4)
Net Operating Activities from Continuing Operations	742.1	804.1	1,163.4
Net Operating Activities from (used for) Discontinued Operations	0.1	(0.8)	293.4
Net Cash Flows from Operating Activities	742.2	803.3	1,456.8
Investing Activities
Capital expenditures	(1,695.8)	(1,475.2)	(1,360.7)
Cash contributions from CPG	—	—	3,798.2
Cost of removal	(109.0)	(110.1)	(79.2)
Purchases of available-for-sale securities	(168.4)	(38.3)	(54.9)
Sales of available-for-sale securities	163.1	33.0	58.4
Other investing activities	1.6	(12.4)	18.0
Net Investing Activities from (used for) Continuing Operations	(1,808.5)	(1,603.0)	2,379.8
Net Investing Activities used for Discontinued Operations	—	—	(430.1)
Net Cash Flows from (used for) Investing Activities	(1,808.5)	(1,603.0)	1,949.7
Financing Activities
Cash of CPG at Separation	—	—	(136.8)
Issuance of long-term debt	3,250.0	500.0	—
Repayments of long-term debt and capital lease obligations	(1,855.0)	(434.6)	(2,092.2)
Premiums and other debt related costs	(144.3)	(3.7)	(93.5)
Change in short-term borrowings, net	(282.4)	920.6	(936.4)
Issuance of common stock	336.7	23.1	22.5
Acquisition of treasury stock	(7.2)	(9.4)	(20.4)
Dividends paid - common stock	(229.1)	(205.5)	(263.4)
Net Financing Activities from (used for) Continuing Operations	1,068.7	790.5	(3,520.2)
Net Financing Activities from Discontinued Operations	—	—	108.6
Net Cash Flows from (used for) Financing Activities	1,068.7	790.5	(3,411.6)
Change in cash, cash equivalents and restricted cash from (used for) continuing operations	2.3	(8.4)	23.0
Change in cash, cash equivalents and restricted cash from (used for) discontinued operations	0.1	(0.8)	(28.1)
Change in cash included in discontinued operations	—	—	0.5
Cash, cash equivalents and restricted cash at beginning of period	36.0	45.2	49.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$38.4	$36.0	$45.2
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMMON STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2016	$3.3	$(88.7)	$5,153.9	$(972.2)	$(25.1)	$4,071.2
Comprehensive Income (Loss):
Net Income	—	—	—	128.5	—	128.5
Other comprehensive loss, net of tax	—	—	—	—	(18.3)	(18.3)
Common stock dividends ($0.70 per share)	—	—	—	(229.4)	—	(229.4)
Treasury stock acquired	—	(7.2)	—	—	—	(7.2)
Stock issuances:
Employee stock purchase plan	—	—	5.0	—	—	5.0
Long-term incentive plan	—	—	14.9	—	—	14.9
401(k) and profit sharing	—	—	34.3	—	—	34.3
Dividend reinvestment plan	—	—	6.4	—	—	6.4
ATM program	0.1	—	314.6	—	—	314.7
Balance as of December 31, 2017	$3.4	$(95.9)	$5,529.1	$(1,073.1)	$(43.4)	$4,320.1

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance as of January 1, 2015	318,636	(2,599)	316,037
Treasury stock acquired		(472)	(472)
Issued:
Employee stock purchase plan	203	—	203
Long-term incentive plan	1,423	—	1,423
401(k) and profit sharing plan	1,644	—	1,644
Dividend reinvestment plan	275	—	275
Balance as of December 31, 2015	322,181	(3,071)	319,110
Treasury stock acquired		(433)	(433)
Issued:
Employee stock purchase plan	201	—	201
Long-term incentive plan	2,103	—	2,103
401(k) and profit sharing plan	1,793	—	1,793
Dividend reinvestment plan	386	—	386
Balance as of December 31, 2016	326,664	(3,504)	323,160
Treasury stock acquired		(293)	(293)
Issued:
Employee stock purchase plan	207	—	207
Long-term incentive plan	351	—	351
401(k) and profit sharing plan	1,396	—	1,396
Dividend reinvestment plan	264	—	264
ATM program	11,931	—	11,931
Balance as of December 31, 2017	340,813	(3,797)	337,016
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
C.       Cash, Cash Equivalents and Restricted Cash.    NiSource considers all highly liquid investments with original maturities of three months or less to be cash equivalents. NiSource reports amounts deposited in brokerage accounts for margin requirements as restricted cash. In addition, NiSource has amounts deposited in trust to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash and disclosed as cash and cash equivalents on the Statements of Consolidated Cash Flows.
D. Accounts Receivable and Unbilled Revenue.    Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. NiSource's accounts receivable on the Consolidated Balance Sheets include unbilled revenue, less reserves, in the amounts of $359.4 million and $329.7 million as of December 31, 2017 and 2016, respectively. The reserve for uncollectible receivables is NiSource’s best estimate of the amount of probable credit losses in the existing accounts receivable. NiSource determined the reserve based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered.
E.        Investments in Debt Securities.    NiSource’s investments in debt securities are carried at fair value and are designated as available-for-sale. These investments are included within “Other investments” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are reflected as accumulated other comprehensive income. These investments are monitored for other than temporary declines in market value. Realized gains and losses and permanent impairments are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2017, 2016 or 2015. Refer to Note 16, "Fair Value," for additional information.
F.        Basis of Accounting for Rate-Regulated Subsidiaries.    Rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are later recognized in income as the related amounts are included in customer rates and recovered from or refunded to customers.
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
For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. The pre-tax rate for AFUDC was 4.0% in 2017, 4.5% in 2016 and 4.7% in 2015.
Generally, NiSource’s subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When NiSource’s subsidiaries retire regulated property, plant and equipment, original cost plus the cost of retirement, less salvage value, is charged to accumulated depreciation. However, when it becomes probable a regulated asset will be retired substantially in advance of its original expected useful life or is abandoned, the cost of the asset and the corresponding accumulated depreciation is recognized as a separate asset. If the asset is still in operation, the net amount is classified as "Other property, at cost, less accumulated depreciation" on the Consolidated Balance Sheets. If the asset is no longer operating, the net amount is classified in "Regulatory assets" on the Consolidated Balance Sheets. If NiSource is able to recover a full return of and on investment, the carrying value of the asset is based on historical cost. If NiSource is not able to recover a full return on investment, a loss on impairment is recognized to the extent the net book value of the asset exceeds the present value of future revenues discounted at the incremental borrowing rate.

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
H.        Goodwill and Other Intangible Assets.    Substantially all of NiSource's goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. NiSource tests its goodwill for impairment annually as of May 1, or more frequently if events and circumstances indicate that goodwill might be impaired. Fair value of NiSource's reporting units is determined using a combination of income and market approaches.
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
J.        Accounts Receivable Transfer Program.    Certain of NiSource’s subsidiaries have agreements with third parties to sell certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2017 and 2016 Consolidated Balance Sheets and short-term debt is recorded in the amount of proceeds received from the purchasers involved in the transactions. Refer to Note 17, "Transfers of Financial Assets," for further information.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

K.        Gas Cost and Fuel Adjustment Clause.    NiSource’s regulated subsidiaries defer most differences between gas and fuel purchase costs and the recovery of such costs in revenues, and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions. These deferred balances are recorded as "Regulatory assets" or "Regulatory liabilities," as appropriate, on the Consolidated Balance Sheets. Refer to Note 8, "Regulatory Matters," for additional information.
L.        Inventory.    Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for all of NiSource’s regulated subsidiaries. Inventory valued using LIFO was $45.5 million and $46.1 million at December 31, 2017 and 2016, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was less than the stated LIFO cost by $17.4 million and $9.4 million at December 31, 2017 and 2016, respectively. Gas inventory valued using the weighted average cost methodology was $239.6 million at December 31, 2017 and $233.8 million at December 31, 2016.
Electric production fuel is valued using the weighted average cost inventory methodology, as approved by NIPSCO's regulator.
Materials and supplies are valued using the weighted average cost inventory methodology.
M.        Accounting for Exchange and Balancing Arrangements of Natural Gas.    NiSource’s Gas Distribution Operations segment enters into balancing and exchange arrangements of natural gas as part of its operations and off-system sales programs. NiSource records a receivable or payable for any of its respective cumulative gas imbalances, as well as for any gas inventory borrowed or lent under a Gas Distribution Operations exchange agreement. Exchange gas is valued based on individual regulatory jurisdiction requirements (for example, historical spot rate, spot at the beginning of the month). These receivables and payables are recorded as “Exchange gas receivable” or “Exchange gas payable” on NiSource’s Consolidated Balance Sheets, as appropriate.
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
To the extent certain deferred income taxes of the regulated companies are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets for income taxes are primarily attributable to property-related tax timing differences for which deferred taxes had not been provided in the past, when regulators did not recognize such taxes as costs in the ratemaking process. Regulatory liabilities for income taxes are primarily attributable to the regulated companies’ obligation to refund to ratepayers deferred income taxes provided at rates higher than the current Federal income tax rate. Such property-related amounts are credited to ratepayers using either the average rate assumption method or the reverse South Georgia method. Non property-related amounts are credited to ratepayers consistent with state utility commission direction.
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
R.        Accrued Insurance Liabilities. NiSource accrues for insurance costs related to workers compensation, automobile, property, general and employment practices liabilities based on the most probable value of each claim. Claim values are determined by professional, licensed loss adjusters who consider the facts of the claim, anticipated indemnification and legal expenses, and respective state rules. Claims are reviewed by NiSource at least quarterly and an adjustment is made to the accrual based on the most current information. NiSource’s actual exposure to liability is minimal due to coverage from its wholly-owned captive insurer who then transfers risk to third party insurance providers for the majority of costs paid to claimants above NiSource's deductible.

2.	Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

NiSource is currently evaluating the impact of certain ASUs on its Consolidated Financial Statements or Notes to Consolidated Financial Statements, which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)
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
ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
The pronouncement offers a practical expedient for accounting for land easements under ASU 2016-02. This practical expedient allows an entity the option of not evaluating existing land easements under ASC 842. New or modified land easements will still require evaluation under ASC 842 on a prospective basis beginning on the date of adoption.
Annual periods beginning after December 15, 2018, including interim periods therein. Early adoption is permitted.
NiSource has formed an internal stakeholder group that meets periodically to share information and gather data related to leasing activity at NiSource. This includes compiling a list of all contracts that could meet the definition of a lease under the new standard and evaluating the accounting for these contracts under the new standard to determine the ultimate impact the new standard will have on NiSource’s financial statements. Also, this procedure has identified process improvements to ensure data from newly initiated leases is captured to comply with the new standard. This work included the assistance of a third-party advisory firm. NiSource maintains a substantial number of easements and expects ASU 2018-01 will ease the process of implementation of ASC 842. NiSource plans to adopt these standards effective January 1, 2019.

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

ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The pronouncement permits entities the option to reclassify tax effects that are stranded in accumulated other comprehensive income as a result of the implementation of the TCJA to retained earnings.	Annual periods beginning after December 15, 2018, including interim periods therein. Early adoption is permitted for interim periods beginning after December 15, 2017.	NiSource is currently evaluating the impact of adoption on the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to accounting for Hedging Activities
NiSource elected to adopt this ASU effective September 30, 2017. As a result, NiSource is no longer required to separately measure and report hedge ineffectiveness. The guidance also eases the requirements related to ongoing hedge effectiveness assessments at NiSource. The adoption of this standard did not have a material impact on the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

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

ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
NiSource adopted this ASU effective January 1, 2018. Beginning with NiSource's Form 10-Q for the first quarter of 2018, NiSource will continue to present the service cost component of net periodic benefit cost within "Operation and maintenance"; however, other components of the net periodic benefit cost (including regulatory deferrals) will be presented separately within "Other, net" in the Statement of Consolidated Income. This change in income statement presentation will be implemented on a retrospective basis. Beginning prospectively on the date of adoption, only the service cost component of NiSource's net periodic benefit cost is eligible for capitalization as "Property, Plant and Equipment" on the Consolidated Balance Sheets. NiSource's regulated subsidiaries have adopted this ASU for regulatory reporting purposes.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
NiSource elected to adopt this ASU effective January 1, 2017. The adoption of this standard did not have a material impact on the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
NiSource elected to adopt this ASU effective October 1, 2017. Restricted cash on the Statements of Consolidated Cash Flows is no longer presented as an investing activity and is instead included as a component of beginning and ending cash balances. The adoption of this standard is reflected in the Statements of Consolidated Cash Flows beginning with NiSource's Annual Report on Form 10-K for the year ended December 31, 2017 (including all prior periods presented).

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)
NiSource adopted this ASU effective January 1, 2018. The adoption of this standard did not have a material impact on the Consolidated Financial Statements or Notes to Consolidated Financial Statements.

ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients
NiSource adopted the provisions of ASC 606 beginning on January 1, 2018 using a modified retrospective method, which was applied to all contracts. No material adjustments were made to January 1, 2018 opening balances as a result of the adoption. During the process of implementation, NiSource first separated its various revenue streams into high-level categories, which served as the basis for accounting analysis and documentation as it related to the pronouncement's impact on NiSource's revenues. Substantially all of NiSource’s revenues are tariff based, which NiSource concluded are in the scope of ASC 606. NiSource has identified its performance obligations created under tariff-based sales as the commodity (natural gas or electric, which includes generation and capacity) and delivery. Under ASC 606, NiSource's revenue from such tariff based sales continues to be equivalent to the natural gas or electricity supplied and billed each period (including unbilled revenues), and the adoption of the standards did not result in a material shift in the amount or timing of revenue recognition for such sales. In addition, the pattern and amount of revenue recognized for the remaining NiSource revenue streams were not materially affected as a result of the adoption of ASC 606. NiSource has outlined footnote disclosures intended to satisfy ASC 606's disclosure requirements, which will enhance its disclosures on revenue recognition policies and elections. Beginning prospectively upon date of adoption, NiSource will include revenue disaggregated by customer class and by operating segment in its footnote disclosures. In addition, NiSource will separately disclose those revenues that are not in scope of ASC 606, such as revenue earned under ASC 980 Alternative Revenue Programs. As required under the modified retrospective method of adoption, results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while prior period amounts will not be adjusted and will continue to be reported in accordance with historic accounting guidance.

ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

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
Income (loss) from discontinued operations were immaterial for 2017. During 2016, NiSource recorded a $3.6 million tax benefit resulting from favorable estimate-to-actual adjustments related to non-deductible costs from the Separation. There were no other material results from discontinued operations during 2016.
Results from discontinued operations for 2015 are provided in the following table. These results are primarily from NiSource's former Columbia Pipeline Group Operations segment.

	Year Ended
	December 31, 2015
(in millions)	Columbia Pipeline Group Operations		Corporate and Other	Total
Operating Revenues
Transportation and storage	$561.4		$—	$561.4
Other	94.3		—	94.3
Total Operating Revenues	655.7		—	655.7
Operating Expenses
Cost of sales (excluding depreciation and amortization)	0.2		—	0.2
Operation and maintenance	375.8	(1)	—	375.8
Depreciation and amortization	66.4		—	66.4
Gain on sale of assets	(13.6)		—	(13.6)
Other taxes	38.0		—	38.0
Total Operating Expenses	466.8		—	466.8
Equity Earnings in Unconsolidated Affiliates	29.1		—	29.1
Operating Income from Discontinued Operations	218.0		—	218.0
Other Income (Deductions)
Interest expense, net	(37.1)		—	(37.1)
Other, net	7.8		0.4	8.2
Total Other Income (Deductions)	(29.3)		0.4	(28.9)
Income from Discontinued Operations before Income Taxes	188.7		0.4	189.1
Income Taxes	84.7		0.9	85.6
Income (Loss) from Discontinued Operations - net of taxes	$104.0		$(0.5)	$103.5
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
Continuing Involvement
Natural gas transportation and storage services provided to NiSource by CPG were $151.6 million, $150.5 million and $147.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Prior to July 1, 2015, these costs were eliminated in consolidation. Beginning July 1, 2015, these costs and associated cash flows represent third-party transactions with CPG and are not eliminated in consolidation, as such services have continued subsequent to the Separation and are expected to continue for the foreseeable future.
There were no material assets and liabilities of discontinued operations on the Consolidated Balance Sheets at December 31, 2017 and 2016.

4.    Earnings Per Share

Basic EPS is computed by dividing net income attributable to NiSource by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The calculation of diluted earnings per share excludes the impact of forward agreements (see Note 12, "Common Stock") which had an anti-dilutive effect for the periods indicated. The computation of diluted average common shares is as follows:

Year Ended December 31, (in thousands)	2017	2016	2015
Denominator
Basic average common shares outstanding	329,388	321,805	317,746
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	547	165	—
Shares restricted under stock plans	821	1,554	2,090
Diluted Average Common Shares	330,756	323,524	319,836

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

5.    Property, Plant and Equipment
NiSource’s property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2017	2016
Property, Plant and Equipment
Gas Distribution Utility(1)	$12,531.0	$11,556.6
Electric Utility(1)	7,403.8	7,043.3
Corporate	141.3	105.0
Construction Work in Process	950.5	663.1
Non-Utility and Other(2)	623.3	681.7
Total Property, Plant and Equipment	$21,649.9	$20,049.7
Accumulated Depreciation and Amortization
Gas Distribution Utility(1)	$(3,227.8)	$(3,119.2)
Electric Utility(1)	(3,673.2)	(3,442.0)
Corporate	(52.6)	(52.5)
Non-Utility and Other(2)	(336.8)	(368.0)
Total Accumulated Depreciation and Amortization	$(7,290.4)	$(6,981.7)
Net Property, Plant and Equipment	$14,359.5	$13,068.0
(1) NIPSCO’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.
(2)Non-Utility and Other as of December 31, 2017 includes net book value of $247.8 million related to Bailly Generating Station (Units 7 and 8) which was reclassified from Electric Utility in the fourth quarter of 2016. Depreciation expense for the remaining net book value will continue to be recorded at the composite depreciation rate most recently approved by the IURC. See Note 18-E, "Other Matters," and Note 25, "Subsequent Event," for additional information.
The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Electric Operations	3.4%	3.3%	3.1%
Gas Distribution Operations	2.1%	2.1%	2.0%
NiSource recognized depreciation expense of $501.5 million, $475.1 million and $449.0 million for the years ended 2017, 2016 and 2015, respectively.
Amortization of Software Costs. NiSource amortized $44.0 million in 2017, $41.4 million in 2016 and $41.1 million in 2015 related to software costs. NiSource’s unamortized software balance was $189.0 million and $156.4 million at December 31, 2017 and 2016, respectively.

6.	Goodwill and Other Intangible Assets

Goodwill. Substantially all of NiSource's goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. The following presents NiSource's goodwill balance allocated by segment as of December 31, 2017:

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
Intangible Assets. NiSource's intangible assets, apart from goodwill, consist of franchise rights. Franchise rights were identified as part of the purchase price allocations associated with the acquisition in February 1999 of Columbia of Massachusetts. These amounts were $231.7 million and $242.7 million, net of accumulated amortization of $210.5 million and $199.5 million, at December 31, 2017 and 2016, respectively, and are being amortized on a straight-line basis over forty years from the date of acquisition through 2039. NiSource recorded amortization expense of $11.0 million in 2017, 2016, and 2015 related to its franchise right intangible asset.

7.	Asset Retirement Obligations

NiSource has recognized asset retirement obligations associated with various legal obligations including costs to remove and dispose of certain construction materials located within many of NiSource’s facilities, certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain PCB contamination, closure costs for certain sites including ash ponds, solid waste management units and a landfill, as well as some other nominal asset retirement obligations. NiSource also has a significant obligation associated with the decommissioning of its two hydro facilities located in Indiana. These hydro facilities have an indeterminate life, and as such, no asset retirement obligation has been recorded.
Changes in NiSource’s liability for asset retirement obligations for the years 2017 and 2016 are presented in the table below:

(in millions)	2017		2016
Beginning Balance	$262.6		$254.0
Accretion recorded as a regulatory asset/liability	10.3		9.2
Additions	2.4		—
Settlements	(15.6)		(7.5)
Change in estimated cash flows	9.0	(1)	6.9	(2)
Ending Balance	$268.7		$262.6
(1)The change in estimated cash flows for 2017 is primarily attributed to changes in estimated costs and settlement timing for electric generating stations and the changes in estimated costs for retirement of gas mains.
(2)The change in estimated cash flows for 2016 is primarily attributed to the changes in estimated costs for retirement of gas mains partially offset by revisions to estimated costs associated with the EPA's final rule for regulation of CCRs and changes to cost estimates for certain solid waste management units. See Note 18-D, "Environmental Matters," for additional information on CCRs.

Certain non-legal costs of removal that have been, and continue to be, included in depreciation rates and collected in the customer rates of the rate-regulated subsidiaries are classified as "Regulatory liabilities" on the Consolidated Balance Sheets.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

8.	Regulatory Matters
Regulatory Assets and Liabilities

NiSource follows the accounting and reporting requirements of ASC Topic 980, which provides that regulated entities account for and report assets and liabilities consistent with the economic effect of regulatory rate-making procedures if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged and collected from customers. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income or expense are deferred on the balance sheet and are recognized in the income statement as the related amounts are included in customer rates and recovered from or refunded to customers.
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2017	2016
Regulatory Assets
Unrecognized pension and other postretirement benefit costs (see Note 11)	$733.5	$847.5
Deferred pension and other postretirement benefit costs (see Note 11)	70.7	59.6
Environmental costs (see Note 18-D)	63.4	62.6
Regulatory effects of accounting for income taxes (see Note 1-O and Note 10)	238.8	238.4
Underrecovered gas and fuel costs (see Note 1-K)	25.5	73.5
Depreciation	181.0	187.1
Post-in-service carrying charges	173.3	142.0
Safety activity costs	66.5	41.5
DSM programs	40.0	48.4
Other	208.5	184.8
Total Regulatory Assets	$1,801.2	$1,885.4

Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2017	2016
Regulatory Liabilities
Overrecovered gas and fuel costs (see Note 1-K)	$27.6	$54.8
Cost of removal (see Note 7)	1,096.8	1,174.5
Regulatory effects of accounting for income taxes (see Note 1-O and Note 10)	1,563.4	30.0
Deferred pension and other postretirement benefit costs (see Note 11)	59.0	41.2
Other	48.8	81.3
Total Regulatory Liabilities	$2,795.6	$1,381.8

Regulatory assets, including underrecovered gas and fuel cost, of approximately $1,558.4 million as of December 31, 2017 are not earning a return on investment. Regulatory assets of approximately $1,402.8 million include expenses that are recovered as components of the cost of service and are covered by regulatory orders. These costs are recovered over a remaining life of up to 41 years. Regulatory assets of approximately $398.4 million at December 31, 2017, require specific rate action.
Assets:
Unrecognized pension and other postretirement benefit costs. In 2007, NiSource adopted certain updates of ASC 715 which required, among other things, the recognition in other comprehensive income or loss of the actuarial gains or losses and the prior service costs or credits that arise during the period but that are not immediately recognized as components of net periodic benefit costs. Certain subsidiaries defer these gains or losses as a regulatory asset in accordance with regulatory orders or as a result of regulatory precedent, to be recovered through base rates.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Deferred pension and other postretirement benefit costs. Primarily relates to the difference between postretirement expense recorded by certain subsidiaries due to regulatory orders and the postretirement expense recorded in accordance with GAAP. These costs are expected to be collected through future base rates, revenue riders or tracking mechanisms.
Environmental costs. Includes certain recoverable costs of investigating, testing, remediating and other costs related to gas plant sites, disposal sites or other sites onto which material may have migrated. Certain companies defer the costs as a regulatory asset in accordance with regulatory orders, to be recovered in future base rates, billing riders or tracking mechanisms.
Regulatory effects of accounting for income taxes. Represents the deferral and under collection of deferred taxes in the rate making process. In prior years, NiSource has lowered customer rates in certain jurisdictions for the benefits of accelerated tax deductions. Amounts are expensed for financial reporting purposes as NiSource recovers deferred taxes in the rate making process.
Underrecovered gas and fuel costs. Represents the difference between the costs of gas and fuel and the recovery of such costs in revenue and is used to adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions. Recovery of these costs is achieved through tracking mechanisms.
Depreciation. Represents differences between depreciation expense incurred on a GAAP basis and that prescribed through regulatory order. Significant components of this balance include:

•
Columbia of Ohio depreciation rates. Prior to 2005, the PUCO-approved depreciation rates for ratemaking had been lower than those which would have been utilized if Columbia of Ohio were not subject to regulation resulting in the creation of a regulatory asset. In 2005, the PUCO authorized Columbia of Ohio to revise its depreciation accrual rates for the period beginning January 1, 2005. The revised depreciation rates are now higher than those which would have been utilized if Columbia of Ohio were not subject to regulation allowing for amortization of the previously created regulatory asset. The amount of depreciation that would have been recorded from 2005 through 2017 had Columbia of Ohio not been subject to rate regulation is a cumulative $719.7 million, $82.3 million less than that reflected in rates. The resulting regulatory asset balance was $49.3 million and $57.6 million as of December 31, 2017 and 2016, respectively.

•
Columbia of Ohio IRP and CEP. Columbia of Ohio also has PUCO approval to defer depreciation and debt-based post-in-service carrying charges (see "Post-in-service carrying charges" below) associated with its IRP and CEP. As of December 31, 2017, depreciation of $26.5 million and $49.8 million was deferred for the respective programs. Depreciation deferral balances for the respective programs as of December 31, 2016 were $23.4 million and $31.8 million. Recovery of the IRP depreciation is approved annually through the IRP rider. The equivalent of annual depreciation expense, based on the average life of the related assets, is included in the calculation of the IRP rider approved by the PUCO and billed to customers. Deferred depreciation expense is recognized as the IRP rider is billed to customers. The recovery mechanism for depreciation associated with the CEP will be addressed in a separate rate proceeding as discussed below.

•
NIPSCO EERM. NIPSCO obtained approval from the IURC to recover certain environmental related costs including operation and maintenance and depreciation expense once the environmental facilities become operational. Recovery of these costs will continue until such assets are included in rate base through an electric base rate case. The EERM deferred charges represent expenses that will be recovered from customers through an annual EERM Cost Tracker (ECT) which authorizes the collection of deferred balances over a six month period. Depreciation of $13.9 million and $40.7 million was deferred to a regulatory asset as of December 31, 2017 and 2016, respectively.

•
NIPSCO TDSIC. NIPSCO obtained approval from the IURC to recover costs for certain system modernization projects outside of a base rate proceeding. Eighty percent of the related costs, including depreciation, property taxes, and debt and equity based carrying charges (see Post-in-service carrying charges below) are recovered through a semi-annual recovery mechanism. Recovery of these costs will continue until such assets are included in rate base through a gas or electric base rate case, respectively. The remaining twenty percent of the costs are deferred until the next base rate case. As of December 31, 2017 and 2016, depreciation of $10.3 million and $5.5 million, respectively, was deferred as a regulatory asset.

Post-in-service carrying charges. Represents deferred debt-based carrying charges incurred on certain assets placed into service but not yet included in customer rates. This balance includes:

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

•
Columbia of Ohio IRP and CEP. See description of IRP and CEP programs above under the heading "Depreciation." As of December 31, 2017 and 2016, Columbia of Ohio had deferred PISCC of $164.6 million and $134.9 million, respectively.

•
NIPSCO TDSIC. See description of TDSIC program above under the heading "Depreciation." Deferral of equity-based carrying charges for the TDSIC program is allowed, however such amounts are not reflected in regulatory asset balances for financial reporting as equity-based returns do not meet the definition of incurred costs under ASC 980. As of December 31, 2017 and 2016, NIPSCO had deferred PISCC of $8.7 million and $7.1 million, respectively.

Safety activity costs. Represents the difference between costs incurred in eligible safety programs in excess of those being recovered in rates. The eligible cost deferrals represent necessary business expenses incurred in compliance with PHMSA regulations and are targeted to enhance the safety of the pipeline systems. Certain subsidiaries defer the excess costs as a regulatory asset in accordance with regulatory orders and recovery of these costs will be address in future base rate proceedings.
DSM programs. Represents costs associated with Gas Distribution Operations and Electric Operations segments' energy efficiency and conservation programs. Costs are recovered through tracking mechanisms.
 Liabilities:
Overrecovered gas and fuel costs. Represents the difference between the cost of gas and fuel and the recovery of such costs in revenues, and is the basis to adjust future billings for such refunds on a basis consistent with applicable state-approved tariff provisions. Refunding of these revenues is achieved through tracking mechanisms.
Cost of removal. Represents anticipated costs of removal that have been, and continue to be, included in depreciation rates and collected in customer rates of the rate-regulated subsidiaries for future costs to be incurred.
Regulatory effects of accounting for income taxes. Represents amounts owed to customers for deferred taxes collected at a higher rate than the current statutory rates and liabilities associated with accelerated tax deductions owed to customers that are established during the rate making process. Balance includes excess deferred taxes recorded upon implementation of the TCJA in December 2017.
Deferred pension and other postretirement benefit costs. Primarily represents cash contributions in excess of postretirement benefit expense that is deferred as a regulatory liability by certain subsidiaries in accordance with regulatory orders.
Gas Distribution Operations Regulatory Matters
Cost Recovery and Trackers. Comparability of Gas Distribution Operations line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as those described below. Increases in the expenses that are the subject of trackers result in a corresponding increase in operating revenues and therefore have essentially no impact on total operating income results.
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Columbia of Ohio. On November 28, 2012, the PUCO approved Columbia of Ohio’s application to extend its IRP for an additional five years (2013-2017), allowing Columbia of Ohio to continue to invest and recover on its accelerated main replacements. Columbia of Ohio filed its most recent application to adjust rates associated with its IRP and DSM Riders on February 27, 2017, which requested authority to increase annual revenues by approximately $31.5 million that includes recovery of and return on approximately $235.9 million of incremental IRP capital investments in 2016. On March 23, 2017, the PUCO Staff filed comments which recommended approval of the application with only minor revisions. The PUCO issued an order on April 26, 2017, approving Columbia of Ohio's application. New rates went into effect on May 1, 2017.
On February 27, 2017, Columbia of Ohio also filed an application requesting authority to extend its IRP for an additional five years (2018-2022). On July 10, 2017, the PUCO Staff recommended approval of Columbia of Ohio's IRP for the additional five years, with modifications to Columbia of Ohio's proposed IRP rates for the five-year period. A joint stipulation and recommendation, outlining annual maximum IRP rates for the five-year period, was filed on August 18, 2017 and was supported or not opposed by all parties except the OCC. A hearing on the stipulation was held on October 2, 2017 and briefing was completed on November 7, 2017. On January 31, 2018, the PUCO issued an order that approved the stipulation.
On December 1, 2017, Columbia of Ohio filed an application that requested authority to implement a rider to begin recovering plant and associated deferrals related to the CEP. The application requested authority to increase annual revenues, through the requested rider, by approximately $29 million in 2018, with biennial increases up to approximately $98 million in 2022. The filing is pending at the PUCO and no procedural schedule has been established. The CEP was established in 2011 and allows for deferral of interest, depreciation and property taxes on certain plant investments not recovered through its IRP modernization tracker.
NIPSCO Gas. On September 27, 2017, NIPSCO filed a base rate case with the IURC, seeking an annual revenue increase of $143.5 million (inclusive of amounts being recovered through various tracker programs). As part of this filing and among other items, NIPSCO proposed to update base rates for ongoing infrastructure improvements, revised depreciation rates and ongoing level of expenses to reflect the current costs of providing natural gas service. An order is expected in the second half of 2018. A supplemental filing to the base rate case was submitted on January 26, 2018 to reflect the impact of the TCJA, seeking a revised annual revenue increase of $117.9 million.
On April 30, 2013, then Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On August 31, 2017, NIPSCO filed TDSIC-7 requesting to recover an incremental increase to revenue of $3.5 million associated with incremental capital investment of $59.0 million made in the first half of 2017. An order approving NIPSCO's filing was received from the IURC on December 28, 2017, and new rates went into effect on January 1, 2018.
On November 8, 2017, NIPSCO filed a petition with the IURC seeking approval of NIPSCO’s federally mandated pipeline safety compliance plan. The four year compliance plan includes a total estimated $91 million of capital costs and $23 million of expected operating and maintenance costs. NIPSCO is requesting all associated accounting and ratemaking relief, including establishment of a periodic rate adjustment mechanism.
Columbia of Massachusetts. On July 7, 2014, the Governor of Massachusetts signed into law Chapter 149 of the Acts of 2014, An Act Relative to Natural Gas Leaks (“the Act”). The Act authorizes natural gas distribution companies to file gas infrastructure replacement plans with the Massachusetts DPU to address the replacement of aging natural gas pipeline infrastructure. In addition, the Act provides that the Massachusetts DPU may, after review of the plans, allow the proposed estimated costs of the plan into rates as of May 1 of the subsequent year. On October 31, 2016, Columbia of Massachusetts filed its GSEP for the 2017 construction year. Columbia of Massachusetts proposed to recover incremental revenue of $8.1 million associated with incremental capital investment of $72.9 million made during calendar year 2017. An order was received from the Massachusetts DPU on April 28, 2017 approving the filing and rates went into effect on May 1, 2017. On October 31, 2017, Columbia of Massachusetts filed its GSEP for the 2018 construction year. Columbia of Massachusetts is proposing to recover incremental revenue of $9.7 million associated with incremental capital investment of $83.9 million to be made during calendar year 2018. The filing included a request

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

for a waiver to allow collection of the $3.1 million revenue requirement that exceeds the GSEP cap provision as previously calculated. If the waiver is not approved, the incremental revenue will be $6.6 million. An order is expected from the Massachusetts DPU in the second quarter of 2018, with new rates effective May 1, 2018.
Columbia of Virginia. On April 29, 2016, Columbia of Virginia filed a request with the VSCC, seeking an annual revenue increase of $37.0 million. On September 28, 2016, Columbia of Virginia implemented updated interim base rates subject to refund. On January 17, 2017, Columbia of Virginia presented a stipulation and proposed recommendation, representing a settlement by all parties to the proceeding that included a base revenue increase of $28.5 million. On March 17, 2017, by final order, the VSCC approved the settlement agreement without modification. In accordance with the terms of the final order, during 2017, Columbia of Virginia completed its refund of the difference between the interim customer rates implemented in 2016 and the rates approved by the final order.
Columbia Gas of Kentucky. On October 13, 2017, Columbia of Kentucky filed its application to adjust rates associated with its AMRP, requesting authority to increase annual revenues by $4.5 million associated with incremental capital investment of $24.0 million to be made during calendar year 2018. On December 22, 2017, the Kentucky PSC issued an order approving Columbia of Kentucky’s request as filed, with rates effective January 2, 2018.
Columbia of Maryland. On April 14, 2017, Columbia of Maryland filed a request with the MPSC to adjust base rates. On July 28, 2017, all parties filed a settlement agreement with the MPSC, under which Columbia of Maryland will receive an annual revenue increase of $2.4 million. The MPSC approved the settlement on September 19, 2017 and rates went into effect on October 27, 2017.
Electric Operations Regulatory Matters
Cost Recovery and Trackers. Comparability of Electric Operations line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as those described below. Increases in the expenses that are the subject of trackers result in a corresponding increase in operating revenues and therefore have essentially no impact on total operating income results.
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
NIPSCO made a TDSIC-2 rate adjustment mechanism filing on June 30, 2017 requesting revenues of $12.8 million to be billed over eight months, associated with $133.6 million of incremental capital expenditures from May 2016 through April 2017. An order approving the request was received from the IURC on October 31, 2017 and new rates went into effect with the first billing cycle of November 2017.
NIPSCO made a TDSIC-3 rate adjustment mechanism filing on January 30, 2018 requesting a revenue decrease of $2.0 million to be billed over six months, associated with $75.0 million of incremental capital expenditures made from May 1, 2017 to November 30, 2017. This decreased revenue request reflects impacts of the TCJA. An order approving the request is expected in May 2018 with new rates expected to go into effect with the first billing cycle of June 2018.
On November 1, 2016, NIPSCO filed a petition with the IURC for relief regarding the construction of additional environmental projects required to comply with the final rules for regulation of CCRs and the ELG. On June 9, 2017, a settlement agreement was filed with the IURC regarding the CCR projects and treatment of associated costs. An order approving the settlement agreement was received on December 13, 2017. Given the current postponement of the ELG rule, NIPSCO has agreed, with the settling parties, that the ELG projects and related costs would be addressed in a later proceeding. Refer to Note 18-D, “Environmental Matters,” for more information.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Regulatory Impacts of the TCJA
Since the passage of the TCJA, several of the public utility commissions in NiSource’s operating area have issued orders to examine the impact of the TCJA on rates charged by regulated utilities. The requirements in each jurisdiction vary but all will assess the appropriate pass back of excess deferred taxes and the need for reductions to current rates resulting from the decrease in the corporate tax rate. NiSource has implemented the requirements of these orders by, among other things, recognizing a regulatory liability for the expected impacts of the TCJA. See Note 10, “Income Taxes,” for additional information on the impacts of the implementation of the TCJA.

9.	Risk Management Activities

NiSource is exposed to certain risks relating to its ongoing business operations; namely commodity price risk and interest rate risk. NiSource recognizes that the prudent and selective use of derivatives may help to lower its cost of debt capital, manage its interest rate exposure and limit volatility in the price of natural gas.

Risk management assets and liabilities on NiSource’s derivatives are presented on the Consolidated Balance Sheets as shown below:

December 31, (in millions)	2017	2016
Risk Management Assets - Current(1)
Interest rate risk programs	$14.0	$17.0
Commodity price risk programs	0.5	7.4
Total	$14.5	$24.4
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$5.6	$17.1
Commodity price risk programs	1.0	7.5
Total	$6.6	$24.6
Risk Management Liabilities - Current
Interest rate risk programs	$38.6	$15.3
Commodity price risk programs	4.6	1.5
Total	$43.2	$16.8
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$—	$24.5
Commodity price risk programs	28.5	20.0
Total	$28.5	$44.5
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
NIPSCO received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments. In 2017 and 2016, the term of these instruments ranged from five to ten years and was limited to ten percent of NIPSCO’s average annual GCA purchase volume. During 2017, NIPSCO received IURC approval to increase the limit to twenty percent of NIPSCO's average annual GCA purchase volume in 2018 and 2019. Gains and losses on these derivative contracts are deferred as regulatory

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. These instruments are not designated as accounting hedges.
Interest Rate Risk Management
As of December 31, 2017, NiSource has forward-starting interest rate swaps with an aggregate notional value totaling $1.0 billion to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by the end of 2019. These interest rate swaps are designated as cash flow hedges. The effective portions of the gains and losses related to these swaps are recorded to AOCI and are recognized in earnings concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in earnings.
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
On September 5, 2017, NiSource Finance settled $750.0 million of treasury lock agreements contemporaneously with the issuance of $750.0 million of 3.95% senior notes, maturing in 2048. These derivative contracts were accounted for as cash flow hedges. As part of the transaction, the associated net unrealized loss position of $19.0 million is being amortized from accumulated other comprehensive loss into interest expense over the term of the associated interest payments.
On November 8, 2017, NiSource Finance settled $250.0 million of treasury lock agreements contemporaneously with the issuance of $500.0 million of 2.65% senior notes, maturing in 2022. These derivative contracts were accounted for as a cash flow hedges. NiSource Finance recognized an immaterial gain associated with this transaction.
Cash associated with payments to settle interest rate swaps and treasury lock agreements are reflected within operating activities within the Statements of Consolidated Cash Flows for the year ended December 31, 2017.
Realized gains and losses from NiSource’s interest rate cash flow hedges are presented in “Interest expense, net” on the Statements of Consolidated Income. There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at December 31, 2017, 2016 and 2015.
NiSource’s derivative instruments measured at fair value as of December 31, 2017 and 2016 do not contain any credit-risk-related contingent features.

10.	Income Taxes
On December 22, 2017, the President signed into law the TCJA, which, among other things, enacted significant changes to the Internal Revenue Code of 1986, as amended, including a reduction in the maximum U.S. federal corporate income tax rate from 35% to 21%, and certain other provisions related specifically to the public utility industry, including the continuation of certain interest expense deductibility. These changes are effective January 1, 2018. Under GAAP, the effects of a change in tax law are recorded as a discrete item in the period of enactment.
Rates for NiSource’s regulated customers include provisions for the collection of U.S. federal income taxes. Accordingly, accounting effects related to changes in tax rates at NiSource that would normally be recognized as a component of income tax expense may instead be deferred as a regulatory asset or liability and reflected in future ratemaking. In December 2017, NiSource remeasured its deferred tax assets and liabilities to the new federal corporate income tax rate. The result of this remeasurement was a reduction in the net deferred tax liability of approximately $1.3 billion, including approximately $0.4 billion of regulatory "gross up" to account for over-collection of past taxes from customers. Offsetting the reduction in net deferred tax liabilities was an increase in regulatory liabilities of approximately $1.5 billion and an increase in income tax expense of $0.2 billion. These changes are discussed in further detail below.
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the TCJA. While NiSource was able to make reasonable estimates of the impact of the reduction in corporate rate on our net deferred income tax liability balances, the final impact of the TCJA may differ from these estimates, due to, among other things, changes in NiSource's interpretations and assumptions, additional guidance that may be issued by the IRS, and actions NiSource may take. NiSource is continuing to gather additional information to determine the final impact.
The components of income tax expense (benefit) were as follows:

Year Ended December 31, (in millions)	2017	2016	2015
Income Taxes
Current
Federal	$—	$—	$—
State	7.8	(0.1)	6.0
Total Current	7.8	(0.1)	6.0
Deferred
Federal	302.7	165.6	124.1
State	5.0	18.0	13.6
Total Deferred	307.7	183.6	137.7
Deferred Investment Credits	(1.0)	(1.4)	(2.4)
Income Taxes from Continuing Operations	$314.5	$182.1	$141.3
Total income taxes from continuing operations were different from the amount that would be computed by applying the statutory federal income tax rate to book income before income tax. The major reasons for this difference were as follows:

Year Ended December 31, (in millions)	2017		2016		2015
Book income from Continuing Operations before income taxes	$443.1		$510.2		$339.9
Tax expense at statutory Federal income tax rate	155.0	35.0%	178.6	35.0%	118.9	35.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of Federal income tax benefit	6.9	1.5	11.3	2.2	14.8	4.4
Property and plant (including accelerated depreciation)	(2.4)	(0.5)	(1.5)	(0.3)	(1.6)	(0.4)
Charitable contribution carryover	(1.2)	(0.3)	2.8	0.5	17.8	5.2
Remeasurement due to TCJA	161.1	36.4	—	—	—	—
Employee stock ownership plan dividends and other compensation	(6.5)	(1.5)	(9.5)	(1.9)	(2.9)	(0.9)
Tax accrual adjustments and other, net	1.6	0.4	0.4	0.2	(5.7)	(1.7)
Income Taxes from Continuing Operations	$314.5	71.0%	$182.1	35.7%	$141.3	41.6%
The effective income tax rates were 71.0%, 35.7% and 41.6% in 2017, 2016 and 2015, respectively. The 35.3% increase in the overall effective tax rate in 2017 versus 2016 was primarily the result of a $161.1 million increase in income taxes related to implementing the provisions of the TCJA. The charge to income tax expense resulting from implementation of the TCJA relates primarily to remeasurement of parent company deferred tax assets for NOL carryforwards.
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
Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of NiSource’s net deferred tax liability were as follows:

At December 31, (in millions)	2017	2016
Deferred tax liabilities
Accelerated depreciation and other property-related differences	$2,260.7	$3,323.5
Unrecovered gas and fuel costs	—	25.9
Other regulatory assets	309.5	449.2
Total Deferred Tax Liabilities	2,570.2	3,798.6
Deferred tax assets
Other regulatory liabilities including impact of TCJA	406.0	93.1
Pension and other postretirement/postemployment benefits	136.7	261.7
Net operating loss carryforward and Alternative Minimum Tax credit carryforward	576.0	646.2
Environmental liabilities	24.0	47.0
Other accrued liabilities	37.2	45.5
Other, net	97.4	177.1
Total Deferred Tax Assets	1,277.3	1,270.6
Net Deferred Tax Liabilities	$1,292.9	$2,528.0
State income tax net operating loss benefits are recorded at their realizable value. NiSource anticipates it is more likely than not that it will realize $65.8 million and $43.6 million of these tax benefits as of December 31, 2017 and 2016, respectively, prior to their expiration. These tax benefits are primarily related to Indiana and Pennsylvania. The carryforward periods for these tax benefits expire in various tax years from 2028 to 2037. The remaining net operating loss carryforward tax benefit represents a Federal carryforward of $508.5 million that will expire in 2037 and an Alternative Minimum Tax credit of $1.7 million that will carry forward indefinitely.
Unrecognized tax benefits for the periods reported are immaterial. NiSource recognizes accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities and tax penalties in income tax expense. Interest expense recorded on unrecognized tax benefits and other income tax liabilities was immaterial for all periods presented. There were no accruals for penalties recorded in the Statements of Consolidated Income for the years ended December 31, 2017, 2016 and 2015, and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2017 and 2016.
NiSource is subject to income taxation in the United States and various state jurisdictions, primarily Indiana, Pennsylvania, Kentucky, Massachusetts, Maryland and Virginia.
Because NiSource is part of the IRS’s Large and Mid-Size Business program, each year’s federal income tax return is typically audited by the IRS. As of December 31, 2017, tax years through 2016 have been audited and are effectively closed to further assessment. The audit of tax year 2017 under the CAP program is expected to be completed in 2018. NiSource has been accepted into the CAP maintenance program for the audit of tax year 2018.
The statute of limitations in each of the state jurisdictions in which NiSource operates remains open until the years are settled for federal income tax purposes, at which time amended state income tax returns reflecting all federal income tax adjustments are

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

filed. As of December 31, 2017, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

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
In 2012, a dynamic asset allocation policy for the pension fund was approved. This policy calls for a gradual reduction in the allocation of return-seeking assets (equities, real estate and private equity) and a corresponding increase in the allocation of liability-hedging assets (fixed income) as the funded status of the plans increase above 90% (as measured by the market value of qualified pension plan assets divided by the projected benefit obligations of the qualified pension plans). In 2016, a study was conducted and approved resulting in the addition of new asset classes in the return-seeking portfolio allocation (core real estate, diversified credit) and a shift in the hedging allocation (fixed income). Planned implementation of the new asset classes began in 2017. During 2017, a $277 million discretionary contribution was made and further implementation of new asset classes is under review while a new asset-liability study is completed.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

As of December 31, 2017, the asset mix and acceptable minimum and maximum ranges established by the policy for the pension and other postretirement benefit plans are as follows:
Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	16%	36%	0%	55%
International Equities	8%	18%	0%	25%
Fixed Income	39%	51%	20%	100%
Diversified Credit	0%	13%	0%	0%
Real Estate	0%	13%	0%	0%
Short-Term Investments	0%	10%	0%	10%
As of December 31, 2016, the asset mix and acceptable minimum and maximum ranges established by the policy for the pension and other postretirement benefit plans were as follows:
Asset Mix Policy of Funds:

	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	25%	45%	35%	55%
International Equities	15%	25%	15%	25%
Fixed Income	23%	37%	20%	50%
Real Estate/Private Equity/Hedge Funds	0%	15%	0%	0%
Short-Term Investments	0%	10%	0%	10%

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Pension Plan and Postretirement Plan Asset Mix at December 31, 2017 and December 31, 2016:

	Defined Benefit Pension Assets	December 31, 2017	Postretirement Benefit Plan Assets	December 31, 2017
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$698.2	32.3%	$96.0	36.6%
International Equities	351.0	16.2%	39.8	15.2%
Fixed Income	977.6	45.3%	117.5	44.8%
Real Estate	49.9	2.3%	—	—
Cash/Other	83.3	3.9%	9.2	3.4%
Total	$2,160.0	100.0%	$262.5	100.0%

	Defined Benefit Pension Assets	December 31, 2016	Postretirement Benefit Plan Assets	December 31, 2016
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$755.2	43.1%	$97.9	42.3%
International Equities	339.9	19.4%	41.8	18.0%
Fixed Income	565.8	32.3%	87.0	37.6%
Real Estate/Private Equity/Hedge Funds	74.8	4.3%	—	—
Cash/Other	15.2	0.9%	4.7	2.1%
Total	$1,750.9	100.0%	$231.4	100.0%
The categorization of investments into the asset classes in the table above are based on definitions established by the NiSource Benefits Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the Master Trust and other postretirement benefits investment assets at fair value as of December 31, 2017 and 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Total Master Trust and other postretirement benefits investment assets at fair value classified within Level 3 were $98.9 million and $73.1 million as of December 31, 2017 and December 31, 2016, respectively. Such amounts were approximately 4% of the Master Trust and other postretirement benefits’ total investments as reported on the statement of net assets available for benefits at fair value as of December 31, 2017 and 2016.
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
Level 3 Measurements
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
Not Classified
Commingled funds that hold underlying investments that have prices which are derived from the quoted prices in active markets are not classified within the fair value hierarchy. Instead, these assets are measured at estimated fair value using the net asset value per share of the investments. The funds' underlying assets are principally marketable equity and fixed income securities. Units held in commingled funds are valued at the unit value as reported by the investment managers.
For the year ended December 31, 2017, there were no significant changes to valuation techniques to determine the fair value of NiSource's pension and other postretirement benefits' assets.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Fair Value Measurements at December 31, 2017:

(in millions)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$9.7	$9.7	$—	$—
Equity securities
U.S. equities	0.3	0.3	—	—
Fixed income securities
Government	143.4	—	143.4	—
Corporate	332.6	—	332.6	—
Mutual Funds
U.S. multi-strategy	231.5	231.5	—	—
International equities	85.8	85.8	—	—
Fixed income	242.3	242.3	—	—
Private equity limited partnerships
U.S. multi-strategy (1)	26.7	—	—	26.7
International multi-strategy (2)	19.1	—	—	19.1
Distressed opportunities	3.2	—	—	3.2
Real estate	49.9	—	—	49.9
Commingled funds(3)
Short-term money markets	34.1
U.S. equities	466.6
International equities	265.1
Fixed income	244.9
Pension plan assets subtotal	2,155.2	569.6	476.0	98.9
Other postretirement benefit plan assets:
Mutual funds
U.S. equities	83.8	83.8	—	—
International equities	39.8	39.8	—	—
Fixed income	117.3	117.3	—	—
Commingled funds(3)
Short-term money markets	9.4
U.S. equities	12.2
Other postretirement benefit plan assets subtotal	262.5	240.9	—	—
Due to brokers, net (4)	(2.5)
Accrued income/dividends	7.3
Total pension and other postretirement benefit plan assets	$2,422.5	$810.5	$476.0	$98.9
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2017:

	Balance at January 1, 2017	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Balance at December 31, 2017
Fixed income securities
Other fixed income	$0.1	$(0.1)	$—	$—	$—
Private equity limited partnerships
U.S. multi-strategy	34.8	2.1	0.9	(11.1)	26.7
International multi-strategy	24.9	1.1	0.1	(7.0)	19.1
Distressed opportunities	4.1	0.4	—	(1.3)	3.2
Real estate	9.2	(0.6)	42.1	(0.8)	49.9
Total	$73.1	$2.9	$43.1	$(20.2)	$98.9

The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2017:

(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$43.5	Daily	1 day
U.S. equities	478.8	Monthly	3 days
International equities	265.1	Monthly	10-30 days
Fixed income	244.9	Monthly	3 days
Total	$1,032.3

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Fair Value Measurements at December 31, 2016:

(in millions)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$1.9	$1.9	$—	$—
Fixed income securities
Government	42.2	—	42.2	—
Corporate	104.1	—	104.1	—
Other fixed income	0.1	—	—	0.1
Mutual Funds
U.S. multi-strategy	283.2	283.2	—	—
International equities	116.6	116.6	—	—
Fixed income	135.6	135.6	—	—
Private equity limited partnerships
U.S. multi-strategy (1)	34.8	—	—	34.8
International multi-strategy (2)	24.9	—	—	24.9
Distressed opportunities	4.1	—	—	4.1
Real Estate	9.2	—	—	9.2
Commingled funds(3)
Short-term money markets	16.6
U.S. equities	472.0
International equities	223.2
Fixed income	280.7
Pension plan assets subtotal	1,749.2	537.3	146.3	73.1
Other postretirement benefit plan assets:
Mutual funds
U.S. equities	85.4	85.4	—	—
International equities	41.8	41.8	—	—
Fixed income	86.8	86.8	—	—
Commingled funds(3)
Short-term money markets	9.5
U.S. equities	12.5
Other postretirement benefit plan assets subtotal	236.0	214.0	—	—
Due to brokers, net (4)	(5.0)
Receivables/payables	2.1
Total pension and other postretirement benefit plan assets	$1,982.3	$751.3	$146.3	$73.1
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2016:

	Balance at January 1, 2016	Total gains or losses (unrealized / realized)	Purchases	(Sales)	Balance at December 31, 2016
Fixed income securities
Other fixed income	$0.1	$—	$—	$—	$0.1
Private equity limited partnerships
U.S. multi-strategy	46.4	2.1	0.8	(14.5)	34.8
International multi-strategy	29.3	2.0	1.0	(7.4)	24.9
Distress opportunities	5.9	(0.4)	0.1	(1.5)	4.1
Real estate	13.6	0.1	0.1	(4.6)	9.2
Total	$95.3	$3.8	$2.0	$(28.0)	$73.1

The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2016:

(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$26.1	Daily	1 day
U.S. equities	484.5	Monthly	3 days
International equities	223.2	Monthly	14-30 days
Fixed income	280.7	Monthly	3 days
Total	$1,014.5

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in NiSource’s Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Change in projected benefit obligation (1)
Benefit obligation at beginning of year	$2,165.8	$2,206.7	$529.0	$525.8
Service cost	30.0	30.7	4.8	5.0
Interest cost	68.3	89.7	17.8	22.0
Plan participants’ contributions	—	—	5.7	5.9
Plan amendments	0.9	—	1.6	7.5
Actuarial (gain) loss	98.3	(2.7)	36.2	1.0
Settlement loss	1.6	—	—	—
Benefits paid	(172.3)	(158.6)	(39.3)	(38.9)
Estimated benefits paid by incurred subsidy	—	—	0.5	0.7
Projected benefit obligation at end of year	$2,192.6	$2,165.8	$556.3	$529.0
Change in plan assets
Fair value of plan assets at beginning of year	$1,750.9	$1,747.1	$231.4	$225.9
Actual return on plan assets	299.1	159.1	33.1	13.0
Employer contributions	282.3	3.3	31.6	25.5
Plan participants’ contributions	—	—	5.7	5.9
Benefits paid	(172.3)	(158.6)	(39.3)	(38.9)
Fair value of plan assets at end of year	$2,160.0	$1,750.9	$262.5	$231.4
Funded Status at end of year	$(32.6)	$(414.9)	$(293.8)	$(297.6)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	9.8	—	—	—
Current liabilities	(2.8)	(2.9)	(0.7)	(0.7)
Noncurrent liabilities	(39.6)	(412.0)	(293.1)	(296.9)
Net amount recognized at end of year (2)	$(32.6)	$(414.9)	$(293.8)	$(297.6)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability (3)
Unrecognized prior service credit	$2.5	$1.0	$(23.1)	$(29.2)
Unrecognized actuarial loss	692.9	835.5	84.2	68.3
Net amount recognized at end of year	$695.4	$836.5	$61.1	$39.1
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
(3) NiSource determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $733.5 million and $0.1 million, respectively, as of December 31, 2017, and $847.5 million and $0.3 million, respectively, as of December 31, 2016 that would otherwise have been recorded to accumulated other comprehensive loss.
NiSource’s accumulated benefit obligation for its pension plans was $2,170.4 million and $2,148.9 million as of December 31, 2017 and 2016, respectively. The accumulated benefit obligation as of a date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource is required to reflect the funded status of the pension and postretirement benefit plans on the Consolidated Balance Sheet. The funded status of the plans is measured as the difference between the plan assets' fair value and the projected benefit obligation. NiSource has presented the noncurrent aggregate of all underfunded plans within "Accrued liability for postretirement and postemployment benefits." The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in "Accrued compensation and other benefits." NiSource has presented the aggregate of all overfunded plans within "Deferred charges and other."
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2017	2016
Accumulated Benefit Obligation	$1,502.5	$2,148.9
Funded Status
Projected Benefit Obligation	1,524.7	2,165.8
Fair Value of Plan Assets	1,482.3	1,750.9
Funded Status of Underfunded Pension Plans at End of Year	$(42.4)	$(414.9)
Information for pension plans with plan assets in excess of the accumulated benefit obligation:

	December 31,
	2017	2016
Accumulated Benefit Obligation	$667.9	$—
Funded Status
Projected Benefit Obligation	667.9	—
Fair Value of Plan Assets	677.7	—
Funded Status of Overfunded Pension Plans at End of Year	$9.8	$—
In aggregate, NiSource pension plans were underfunded by $32.6 million at December 31, 2017 compared to being underfunded at December 31, 2016 by $414.9 million. The improvement in the funded status was due primarily to employer contributions and favorable asset returns offset by a decrease in discount rates. NiSource contributed $282.3 million and $3.3 million to its pension plans in 2017 and 2016, respectively.
NiSource’s other postretirement benefit plans were underfunded by $293.8 million at December 31, 2017 compared to being underfunded at December 31, 2016 by $297.6 million. The improvement in funded status was primarily due to employer contributions and favorable asset returns slightly offset by a decrease in discount rates. NiSource contributed $31.6 million and $25.5 million to its other postretirement benefit plans in 2017 and 2016, respectively.
No amounts of NiSource’s pension or other postretirement benefit plans’ assets are expected to be returned to NiSource or any of its subsidiaries in 2017.
In 2017, one of NiSource's qualified pension plans paid lump sum payouts in excess of the plan's 2017 service cost plus interest cost and, therefore, settlement accounting was required. A settlement charge of $13.7 million was recorded in 2017. Net periodic pension benefit cost for 2017 was decreased by $3.2 million as a result of the interim remeasurement.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for NiSource’s various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	3.58%	4.03%	3.67%	4.12%
Rate of Compensation Increases	4.00%	4.00%	—	—
Health Care Trend Rates
Trend for Next Year	—	—	8.52%	8.43%
Ultimate Trend	—	—	4.50%	4.50%
Year Ultimate Trend Reached	—	—	2025	2024
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	1% point increase	1% point decrease
Effect on service and interest components of net periodic cost	$1.1	$(0.9)
Effect on accumulated postretirement benefit obligation	29.7	(25.9)
NiSource expects to make contributions of approximately $2.9 million to its pension plans and approximately $25.0 million to its postretirement medical and life plans in 2018.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure NiSource’s benefit obligation at the end of the year and includes benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits	Federal Subsidy Receipts
Year(s)
2018	$176.2	$34.3	$0.5
2019	173.7	35.3	0.5
2020	172.1	36.3	0.5
2021	172.0	36.9	0.5
2022	171.3	36.9	0.5
2023-2027	784.7	178.9	1.9

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following table provides the components of the plans’ actuarially determined net periodic benefits cost for each of the three years ended December 31, 2017, 2016 and 2015:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$30.0	$30.7	$34.8	$4.8	$5.0	$6.4
Interest cost	68.3	89.7	95.9	17.8	22.0	24.9
Expected return on assets	(123.1)	(132.9)	(167.2)	(15.9)	(17.2)	(28.2)
Amortization of prior service cost (credit)	(0.7)	(0.2)	0.1	(4.4)	(4.9)	(5.2)
Recognized actuarial loss	52.9	61.2	59.3	3.0	3.1	3.4
Net Periodic Benefit Costs	27.4	48.5	22.9	5.3	8.0	1.3
Additional loss recognized due to:
Settlement loss	13.7	—	2.5	—	—	—
Total Net Periodic Benefits Cost	$41.1	$48.5	$25.4	$5.3	$8.0	$1.3
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for NiSource’s various plans:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount rate - service cost(1)	4.40%	4.24%	3.81%	4.58%	4.33%	3.94%
Discount rate - interest cost(1)	3.31%	4.24%	3.81%	3.48%	4.33%	3.94%
Expected Long-Term Rate of Return on Plan Assets	7.25%	8.00%	8.30%	6.99%	7.85%	8.15%
Rate of Compensation Increases	4.00%	4.00%	4.00%	—	—	—
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
NiSource believes it is appropriate to assume a 7.25% and 6.99% rate of return on pension and other postretirement plan assets, respectively, for its calculation of 2017 pension benefits cost. These rates are primarily based on asset mix and historical rates of return and were adjusted in the current year due to anticipated changes in asset allocation and projected market returns.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2017	2016	2017	2016
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Net prior service cost	$0.9	$—	$1.6	$7.5
Net actuarial loss (gain)	(76.1)	(28.9)	18.9	5.3
Settlements	(13.7)	—	—	—
Less: amortization of prior service cost	0.7	0.2	4.4	4.9
Less: amortization of net actuarial loss	(52.9)	(61.2)	(3.0)	(3.1)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(141.1)	$(89.9)	$21.9	$14.6
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$(100.0)	$(41.4)	$27.2	$22.6

Based on a December 31 measurement date, the net unrecognized actuarial loss, unrecognized prior service cost (credit), and unrecognized transition obligation that will be amortized into net periodic benefit cost during 2018 for the pension plans are $40.9 million, $(0.4) million and zero, respectively, and for other postretirement benefit plans are $3.8 million, $(4.0) million and zero, respectively.

12.	Common Stock

As of December 31, 2017, NiSource had 400,000,000 authorized shares of common stock with a $0.01 par value.
ATM Program and Forward Sale Agreement. On May 3, 2017, NiSource entered into four separate equity distribution agreements, pursuant to which NiSource may sell, from time to time, up to an aggregate of $500.0 million of its common stock. As of December 31, 2017, the ATM program (including the impacts of forward sales agreements discussed below) had approximately $10.0 million of equity available for issuance. The program expires on December 31, 2018. The following table summarizes NiSource's activity under the ATM program:

Year Ending December 31,	2017	2016	2015
Number of shares issued	11,931,376	—	—
Average price per share	$26.58	—	—
Proceeds, net of fees (in millions)	$314.7	—	—
On November 13, 2017, under the ATM program, NiSource executed a forward agreement, which allows NiSource to issue a fixed number of shares at a price to be settled in the future. From November 13, 2017 to December 8, 2017, 6,345,860 shares were borrowed from third parties and sold by the dealer at a weighted average price of $27.24 per share. NiSource may settle this agreement in shares, cash, or net shares by November 12, 2018.
NiSource has classified the forward agreement as an equity transaction in accordance with relevant GAAP. As a result of this classification, no amounts have been recorded in the financial statements as of and for the period ended December 31, 2017. Delivery of shares will eventually result in dilution to basic EPS upon settlement. In periods prior to the settlement date, a dilutive effect of the forward agreement on NiSource's EPS could occur during periods when the average market price per share of NiSource common stock is above the share price adjusted forward sale price. See Note 4, "Earnings Per Share," for additional information.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Had NiSource settled all 6,345,860 shares under the forward agreement at December 31, 2017, NiSource would have received approximately $171.2 million, based on a net price of $26.98 per share.
Common Stock Dividend. Holders of shares of NiSource’s common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. NiSource has paid quarterly common dividends totaling $0.70, $0.64 and $0.83 per share for the years ended December 31, 2017, 2016 and 2015, respectively. At its January 26, 2018 meeting, the Board declared a quarterly common dividend of $0.195 per share, payable on February 20, 2018 to holders of record on February 9, 2018. NiSource has certain debt covenants which could potentially limit the amount of dividends the Company could pay in order to maintain compliance with these covenants. Refer to Note 14, "Long-Term Debt," for more information. As of December 31, 2017, these covenants did not restrict the amount of dividends that were available to be paid.
Dividend Reinvestment and Stock Purchase Plan. NiSource offered a Dividend Reinvestment and Stock Purchase Plan which allowed participants to reinvest dividends and make voluntary cash payments to purchase additional shares of common stock. This plan was terminated effective December 31, 2017 in favor of an independent plan sponsored by NiSource’s transfer agent, Computershare Trust Company, N.A.

13.	Share-Based Compensation

The NiSource stockholders originally approved and adopted the NiSource Inc. 2010 Omnibus Incentive Plan (“Omnibus Plan”) at the Annual Meeting of Stockholders held on May 11, 2010. Stockholders re-approved the Omnibus Plan as amended at the Annual Meeting of Stockholders held on May 12, 2015. The Omnibus Plan provides for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards and supersedes the long-term incentive plan approved by stockholders on April 13, 1994 (“1994 Plan”) and the Director Stock Incentive Plan (“Director Plan”). The Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 8,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under either the 1994 Plan or the Director Plan, plus the number of shares that were awarded as a result of the Separation-related adjustments (discussed below). At December 31, 2017, there were 4,455,389 shares reserved for future awards under the Omnibus Plan.
NiSource recognized stock-based employee compensation expense of $15.3 million, $15.1 million and $18.8 million, during 2017, 2016 and 2015, respectively, as well as related tax benefits of $5.9 million, $5.8 million and $7.2 million, respectively. Additionally, NiSource adopted ASU 2016-09 in the third quarter of 2016 and recognized excess tax benefits from the distribution of vested share-based employee compensation in 2017 and 2016. For the twelve months ended December 31, 2017 and December 31, 2016, $4.4 million and $7.2 million of such benefits were recorded, respectively.
As of December 31, 2017, the total remaining unrecognized compensation cost related to non-vested awards amounted to $19.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
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
Restricted Stock Units and Restricted Stock. Restricted stock units and shares of restricted stock granted to employees in 2017 and 2016 were immaterial.
In 2015, NiSource granted 660,230 restricted stock units and shares of restricted stock to employees, subject to service conditions. The total grant date fair value of the restricted stock units and shares of restricted stock was $23.9 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed over the vesting period which is generally three years. Including the effect of the Valuation Adjustment, 635,795 non-vested restricted stock units and shares of restricted stock granted in 2015 were outstanding as of December 31, 2017.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

If an employee terminates employment before the service conditions lapse under the 2015, 2016 or 2017 awards due to (1) Retirement or Disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock based upon the percentage of the service period satisfied between the grant date and the date of the termination of employment. In the event of a change in control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units awarded prior to 2015 will immediately vest and all unvested shares of restricted stock and restricted stock units awarded in 2015, 2016 and 2017 will immediately vest upon termination of employment occurring in connection with a change in control. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination.

(shares)	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit ($)
Nonvested at December 31, 2016	1,642,030	12.05
Granted	10,983	22.87
Forfeited	(85,436)	14.64
Vested	(869,451)	9.33
Nonvested at December 31, 2017	698,126	15.09

Performance Shares. In 2017, NiSource granted 660,750 performance shares subject to service, performance and market conditions. The grant date fair value of the awards was $12.9 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings per share, a non-GAAP financial measure that NiSource defines as income from continuing operations adjusted for certain items, for the three-year period ending December 31, 2019; and relative total shareholder return, a market measure that NiSource defines as the annualized growth in dividends and share price of a share of NiSource's common stock (calculated using a 20 trading day average of NiSource's closing price beginning on December 31, 2016 and ending on December 31, 2019) compared to the total shareholder return performance of a predetermined peer group of companies. A Monte Carlo analysis was used to value the portion of these awards dependent on market conditions. As of December 31, 2017, 604,944 non-vested performance shares granted were outstanding. The service conditions for these awards lapse on February 28, 2020.
In 2016, NiSource granted 647,305 performance shares subject to service, performance and market conditions. The grant date fair value of the awards was $12.6 million, based on the average market price of NiSource’s common stock at the date of each grant less the present value of dividends not received during the vesting period which will be expensed over the three year requisite service period. The performance conditions are based on achievement of certain non-GAAP financial measures: cumulative net operating earnings per share, a non-GAAP financial measure that NiSource defines as income from continuing operations adjusted for certain items, for the three-year period ending December 31, 2018; and relative total shareholder return, a market measure that NiSource defines as the annualized growth in dividends and share price of a share of NiSource's common stock (calculated using a 20 trading day average of NiSource's closing price beginning on December 31, 2015 and ending on December 31, 2018) compared to the total shareholder return performance of a predetermined peer group of companies. A Monte Carlo analysis was used to value the portion of these awards dependent on market conditions. As of December 31, 2017, 579,829 non-vested performance shares granted were outstanding. The service conditions for these awards lapse on February 28, 2019.
In 2015, NiSource did not grant any performance shares subject to performance and service conditions.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

(shares)	Performance Awards	Weighted Average Grant Date Fair Value Per Unit ($)
Nonvested at December 31, 2016	647,305	19.50
Granted	660,750	19.50
Forfeited	(123,282)	19.45
Vested	—	—
Nonvested at December 31, 2017	1,184,773	19.52

Non-employee Director Awards. As of May 11, 2010, awards to non-employee directors may be made only under the Omnibus Plan. Currently, restricted stock units are granted annually to non-employee directors, subject to a non-employee director’s election to defer receipt of such restricted stock unit award. The non-employee director’s annual award of restricted stock units vest on the last day of the non-employee director’s annual term corresponding to the year the restricted stock units were awarded subject to special pro-rata vesting rules in the event of Retirement or Disability (as defined in the award agreement), or death. The vested restricted stock units are payable as soon as practicable following vesting except as otherwise provided pursuant to the non-employee director’s election to defer. Certain restricted stock units remain outstanding from the Director Plan. All such awards are fully vested and shall be distributed to the directors upon their separation from the Board.
As of December 31, 2017, 225,613 restricted stock units are outstanding to non-employee directors under either the Omnibus Plan or the Director Plan. Of this amount, 54,964 restricted stock units are unvested and expected to vest.
401(k) Match, Profit Sharing and Company Contribution. NiSource has a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in cash for nonunion employees and generally payable in shares of NiSource common stock for union employees, subject to collective bargaining. NiSource also has a retirement savings plan that provides for discretionary profit sharing contributions similarly payable in cash or shares of NiSource common stock to eligible employees based on earnings results; and eligible employees hired after January 1, 2010 receive a non-elective company contribution of 3% of eligible pay similarly payable in cash or shares of NiSource common stock. For the years ended December 31, 2017, 2016 and 2015, NiSource recognized 401(k) match, profit sharing and non-elective contribution expense of $37.6 million, $32.3 million and $27.4 million, respectively.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

14.	Long-Term Debt

NiSource long-term debt as of December 31, 2017 and 2016 is as follows:

Long-term debt type	Maturity as of December 31, 2017	Weighted average interest rate (%)		Outstanding balance as of December 31, (in millions)
				2017	2016
Senior notes:
NiSource	September 2017	5.25%		$—	$210.4
NiSource	March 2018	6.40%		275.1	476.0
NiSource	January 2019	6.80%		255.1	500.0
NiSource	March 2019	Variable	(1)	—	500.0
NiSource	September 2020	5.45%		325.1	550.0
NiSource	December 2021	4.45%		63.6	63.6
NiSource	March 2022	6.13%		180.0	500.0
NiSource	November 2022	2.65%		500.0	—
NiSource	February 2023	3.85%		250.0	250.0
NiSource	November 2025	5.89%		265.0	265.0
NiSource	May 2027	3.49%		1,000.0	—
NiSource	December 2027	6.78%		3.0	3.0
NiSource	December 2040	6.25%		250.0	250.0
NiSource	June 2041	5.95%		400.0	400.0
NiSource	February 2042	5.80%		250.0	250.0
NiSource	February 2043	5.25%		500.0	500.0
NiSource	February 2044	4.80%		750.0	750.0
NiSource	February 2045	5.65%		500.0	500.0
NiSource	May 2047	4.38%		1,000.0	—
NiSource	March 2048	3.95%		750.0	—
Total senior notes				$7,516.9	$5,968.0
Medium term notes:
NiSource	April 2022 to May 2027	7.99%		$49.0	$106.0
NIPSCO	August 2022 to August 2027	7.61%		68.0	95.5
Columbia of Massachusetts	December 2025 to February 2028	6.30%		40.0	40.0
Total medium term notes				$157.0	$241.5
Capital leases:
NIPSCO	May 2018	3.95%		$3.8	$12.7
NiSource Corporate Services	October 2019	3.26%		1.4	3.5
Columbia of Ohio	October 2021 to June 2038	6.41%		88.5	80.1
Columbia of Virginia	August 2024 to July 2029	12.21%		5.2	5.5
Columbia of Kentucky	May 2027	3.79%		0.4	—
Columbia of Pennsylvania	August 2027 to June 2036	5.45%		31.0	31.9
Columbia of Massachusetts	December 2033 to July 2036	4.37%		22.8	23.7
Total capital leases				153.1	157.4
Pollution control bonds - NIPSCO	April 2019	5.85%		41.0	96.0
Unamortized issuance costs and discounts				(71.5)	$(41.6)
Total Long-Term Debt				$7,796.5	$6,421.3
(1)Rate of one month Libor plus 95 basis points.

On November 30, 2017, NiSource Finance and Capital Markets merged with and into NiSource and NiSource became the primary obligor of NiSource Finance's and Capital Market's outstanding obligations. The merger does not have any impact on NiSource's consolidated financial statements or the credit rating of outstanding debt securities. None of NiSource's subsidiaries guarantee any third party debt.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Details of NiSource's other 2017 long-term debt related activity are summarized below:

•	On March 27, 2017, Capital Markets redeemed $30.0 million of 7.86% and $2.0 million of 7.85% medium-term notes at maturity.

•	On April 3, 2017, Capital Markets redeemed $12.0 million of 7.82%, $10.0 million of 7.92%, $2.0 million of 7.93% and $1.0 million of 7.94% medium-term notes at maturity.

•
On May 22, 2017, NiSource Finance closed its placement of $2.0 billion in aggregate principal amount of its senior notes, comprised of $1.0 billion of 3.49% senior notes due 2027 and $1.0 billion of 4.375% senior notes due 2047. Related to this placement, NiSource settled $950.0 million of aggregate notional value forward-starting interest rate swaps, originally entered into to mitigate interest risk associated with the planned issuance of these notes. Refer to Note 9, "Risk Management Activities," for additional information.

•
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

•	On June 12, 2017, NIPSCO redeemed $22.5 million of 7.59% medium-term notes at maturity.

•	On July 1, 2017, NIPSCO redeemed $55.0 million of 5.70% pollution control bonds at maturity.

•	On August 4, 2017, NIPSCO redeemed $5.0 million of 7.02% medium-term notes at maturity.

•
On September 14, 2017, NiSource Finance closed its placement of $750.0 million of 3.95% senior notes due 2048. Related to this placement, NiSource settled $750.0 million of aggregate notional value treasury lock agreements, originally entered into to mitigate the interest risk associated with the planned issuance of these notes. Refer to Note 9, "Risk Management Activities," for additional information.

•	On September 15, 2017, NiSource Finance redeemed $210.4 million of 5.25% senior unsecured notes at maturity.

•
On November 17, 2017, NiSource Finance closed its placement of $500.0 million of 2.65% senior notes due 2022 to repay a $500.0 million variable-rate term loan due March 29, 2019. Related to this placement, NiSource settled $250.0 million of aggregate notional value treasury lock agreements originally entered into to mitigate the interest risk associated with the planned issuance of these notes. Refer to Note 9, “Risk Management Activities,” for additional information.

Details of NiSource's 2016 long-term debt related activity are summarized below:

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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

See Note 18-A, "Contractual Obligations," for the outstanding long-term debt maturities at December 31, 2017.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds.
NiSource is subject to a financial covenant under its revolving credit facility which requires NiSource to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires NiSource to maintain a debt to capitalization ratio that does not exceed 75%. As of December 31, 2017, the ratio was 67.6%.
NiSource is also subject to certain other non-financial covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on NiSource’s assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $150 million. An asset sale covenant generally restricts the sale, conveyance, lease, transfer or other disposition of NiSource’s assets to those dispositions that are for a price not materially less than fair market of such assets, that would not materially impair the ability of NiSource to perform obligations under the revolving credit facility, and that together with all other such dispositions, would not have a material adverse effect. The covenant also restricts dispositions to no more than 10% of NiSource's consolidated total assets on December 31, 2015. The revolving credit facility also includes a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of NiSource or any of its subsidiaries in a principal amount of $50.0 million or more.
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
NiSource maintains a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for its commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. NiSource's revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. At December 31, 2017 and 2016, NiSource had no outstanding borrowings under this facility.
NiSource's commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. At December 31, 2017 and 2016, NiSource had $869.0 million and $1,178.0 million, respectively, of commercial paper outstanding.
As of December 31, 2017 and 2016, NiSource had $11.1 million and $14.7 million, respectively, of stand-by letters of credit outstanding all of which were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term debt on the Consolidated Balance Sheets in the amount of $336.7 million and $310.0 million as of December 31, 2017 and 2016, respectively. Refer to Note 17, "Transfers of Financial Assets," for additional information.
Short-term borrowings were as follows:

At December 31, (in millions)	2017	2016
Commercial Paper weighted average interest rate of 1.97% and 1.24% at December 31, 2017 and 2016, respectively.	$869.0	$1,178.0
Accounts receivable securitization facility borrowings	336.7	310.0
Total Short-Term Borrowings	$1,205.7	$1,488.0
Given their maturities are less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Statements of Consolidated Cash Flows.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

16.	Fair Value
A.Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on NiSource’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2017 and December 31, 2016:

Recurring Fair Value Measurements December 31, 2017 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets
Risk management assets	$—	$21.1	$—	$21.1
Available-for-sale securities	—	133.9	—	133.9
Total	$—	$155.0	$—	$155.0
Liabilities
Risk management liabilities	$—	$71.4	$0.3	$71.7
Total	$—	$71.4	$0.3	$71.7

Recurring Fair Value Measurements December 31, 2016 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets
Risk management assets	$5.4	$43.6	$—	$49.0
Available-for-sale securities	—	131.5	—	131.5
Total	$5.4	$175.1	$—	$180.5
Liabilities
Risk management liabilities	$1.2	$58.9	$1.2	$61.3
Total	$1.2	$58.9	$1.2	$61.3
Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. Exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, options and treasury lock agreements. In certain instances, these instruments may utilize models to measure fair value. NiSource uses a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

December 31, 2017 and 2016, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of NiSource’s financial instruments.
NiSource has entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These derivatives are designated as cash flow hedges. Credit risk is considered in the fair value calculation of each agreement. As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps and treasury lock agreements, and NiSource can settle the contracts at any time. For additional information see Note 9, "Risk Management Activities."
NIPSCO has entered into long-term forward natural gas purchase instruments that range from five to ten years to lock in a fixed price for its natural gas customers. NiSource values these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information see Note 9, “Risk Management Activities.”
Available-for-sale securities are investments pledged as collateral for trust accounts related to NiSource’s wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Consolidated Balance Sheets. NiSource values U.S. Treasury, corporate and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at December 31, 2017 and 2016 were:

December 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$26.9	$—	$(0.1)	$26.8
Corporate/Other debt securities	106.8	0.9	(0.6)	107.1
Total	$133.7	$0.9	$(0.7)	$133.9

December 31, 2016 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$35.0	$0.1	$(0.6)	$34.5
Corporate/Other debt securities	98.7	0.3	(2.0)	97.0
Total	$133.7	$0.4	$(2.6)	$131.5

Realized gains and losses on available-for-sale securities were immaterial for the year-ended December 31, 2017 and 2016.
The cost of maturities sold is based upon specific identification. At December 31, 2017, approximately $13.7 million of U.S. Treasury debt securities and approximately $2.9 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016.
Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the twelve months ended December 31, 2017.
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
Long-term debt. The fair values of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the years ended December 31, 2017 and 2016, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2017	Estimated Fair Value 2017	Carrying Amount 2016	Estimated Fair Value 2016
Long-term debt (including current portion)	$7,796.5	$8,603.4	$6,421.3	$7,064.1

17.	Transfers of Financial Assets

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
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Consolidated Balance Sheets. As of December 31, 2017, the maximum amount of debt that could be recognized related to NiSource’s accounts receivable programs is $375.0 million.
The following table reflects the gross receivables balance and net receivables transferred as well as short-term borrowings related to the securitization transactions as of December 31, 2017 and 2016:

(in millions)	December 31, 2017	December 31, 2016
Gross Receivables	$635.3	$618.3
Less: Receivables not transferred	298.6	308.3
Net receivables transferred	$336.7	$310.0
Short-term debt due to asset securitization	$336.7	$310.0
During 2017 and 2016, $26.7 million and $64.0 million, respectively, was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $2.5 million, $2.3 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. NiSource remains responsible for collecting on the receivables securitized and the receivables cannot be transferred to another party.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

18. Other Commitments and Contingencies

A.    Contractual Obligations. NiSource has certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and obligations for various services including pipeline capacity and outsourcing of IT services. The total contractual obligations in existence at December 31, 2017 and their maturities were:

(in millions)	Total	2018		2019	2020	2021	2022	After
Long-term debt (1)	$7,714.9	$275.1	296.1	$296.1	$325.1	$63.6	$710.0	$6,045.0
Capital leases(2)	254.4	18.1		15.7	15.4	15.5	15.5	174.2
Interest payments on long-term debt	6,701.2	364.4		344.4	334.6	316.8	307.7	5,033.3
Operating leases(3)	57.2	13.8		10.2	7.3	6.2	4.4	15.3
Energy commodity contracts	216.7	102.5		57.3	56.9	—	—	—
Service obligations:
Pipeline service obligations	2,649.9	538.9		520.5	390.7	344.7	331.0	524.1
IT service obligations	311.5	88.3		71.5	63.5	50.7	37.5	—
Other service obligations	178.2	48.3		43.3	43.3	43.3	—	—
Other liabilities	28.7	28.7		—	—	—	—	—
Total contractual obligations	$18,112.7	$1,478.1		$1,359.0	$1,236.8	$840.8	$1,406.1	$11,791.9
(1) Long-term debt balance excludes unamortized issuance costs and discounts of $71.5 million.
(2) Capital lease payments shown above are inclusive of interest totaling $91.9 million.
(3) Operating lease balances do not include amounts for fleet leases that can be renewed beyond the initial lease term. The Company anticipates renewing the leases beyond the initial term, but the anticipated payments associated with the renewals do not meet the definition of expected minimum lease payments and therefore are not included above. Expected payments are $29.3 million in 2018, $27.5 million in 2019, $19.7 million in 2020, $13.9 million in 2021, $9.6 million in 2022 and $7.4 million thereafter.

Operating and Capital Lease Commitments. NiSource leases assets in several areas of its operations including fleet vehicles and equipment, rail cars for coal delivery and certain operations centers. Payments made in connection with operating leases were $49.5 million in 2017, $52.0 million in 2016 and $47.5 million in 2015, and are primarily charged to operation and maintenance expense as incurred. Capital lease assets and related accumulated depreciation included in the Consolidated Balance Sheets were $171.2 million and $32.4 million at December 31, 2017, and $167.0 million and $20.6 million at December 31, 2016, respectively.
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
NiSource’s subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent minimum quantities of these commodities NiSource is obligated to purchase at both fixed and variable prices. To the extent contractual purchase prices are variable, obligations disclosed in the table above are valued at market prices as of December 31, 2017.
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

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NiSource has pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2018 to 2045, require NiSource to pay fixed monthly charges.
NIPSCO has contracts with three major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2021.
On December 31, 2013, NiSource Corporate Services Company signed a seven-year agreement with IBM to continue to provide business process and support functions to NiSource under a combination of fixed and variable charges, with the variable charges fluctuating based on the actual need for such services. The agreement was effective January 1, 2014 with a commencement date of April 1, 2014.
In April 2017, NiSource initiated a process to terminate its agreement with IBM and began negotiating contracts with IT service providers other than IBM. NiSource reached an agreement with IBM resolving all termination issues under the service agreement in the fourth quarter of 2017. Liabilities recorded related to termination charges as of December 31, 2017 are not material to the Consolidated Financial Statements.
In May and June 2017, NiSource executed agreements with new IT service providers. The new agreements have terms ending at various dates throughout 2022. Transition of responsibilities from IBM to the new service providers was substantially complete as of the end of 2017. Costs associated with transition activities, including legal and consulting fees, were expensed as incurred.
B.        Guarantees and Indemnities. As a part of normal business, NiSource and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At December 31, 2017 and 2016, NiSource had issued stand-by letters of credit of $11.1 million and $14.7 million, respectively, for the benefit of third parties.
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
As of December 31, 2017 and 2016, NiSource had recorded a liability of $111.4 million to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Consolidated Balance Sheets. The noncurrent portion is included in "Other noncurrent liabilities" in the Consolidated Balance Sheets. NiSource recognizes costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact, the method of remediation and the availability of cost recovery. These expenditures are not currently estimable at some sites. NiSource periodically adjusts its liability as information is collected and estimates become more refined.
Electric Operations' compliance estimates disclosed below are reflective of NIPSCO's Integrated Resource Plan submitted to the IURC on November 1, 2016. See section E, "Other Matters," below for additional information.

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
On February 9, 2016, the U.S. Supreme Court stayed implementation of the CPP until litigation is decided on its merits. On October 16, 2017, the EPA published in the Federal Register a Notice of Proposed Rulemaking that would repeal the CPP. The public will have until April 26, 2018 to comment on this proposal, after which time the proposal may become final. On December 28, 2017, in a separate but related action, the EPA published an Advanced Notice of Proposed Rulemaking in the Federal Register to solicit information from the public about a potential future rulemaking to limit greenhouse gas emissions from existing fossil-fuel EGUs. The public will have until February 26, 2018 to comment on the proposal. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time. Should costs be incurred to comply with the CPP, NIPSCO believes such costs will be eligible for recovery through customer rates.
Waste
CERCLA. NiSource subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Under CERCLA, each potentially responsible party can be held jointly, severally and strictly liable for the remediation costs as the EPA, or state, can allow the parties to pay for remedial action or perform remedial action themselves and request reimbursement from the potentially responsible parties. NiSource’s affiliates have retained CERCLA environmental liabilities, including remediation liabilities, associated with certain current and former operations. These liabilities are not material to the Consolidated Financial Statements.
MGP. A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified sixty-four such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
NiSource utilizes a probabilistic model to estimate its future remediation costs related to its MGP sites. The model was prepared with the assistance of a third party and incorporates NiSource and general industry experience with remediating MGP sites. NiSource completes an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2017. The total estimated liability at NiSource related to the facilities subject to remediation was $106.9 million and $105.5 million at December 31, 2017 and 2016, respectively. The liability represents NiSource’s best estimate of the probable cost to remediate the facilities. NiSource believes that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
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
NIPSCO filed a petition on November 1, 2016 with the IURC seeking approval of the projects and recovery of the costs associated with CCR compliance. On June 9, 2017, NIPSCO filed with the IURC a settlement reached with certain parties regarding the CCR projects and treatment of associated costs. The IURC approved the settlement in an order on December 13, 2017.
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
E.     Other Matters.
NIPSCO 2016 Integrated Resource Plan. Environmental, regulatory and economic factors, including low natural gas prices and aging coal-fired units, have led NIPSCO to pursue modification of its current electric generation supply mix to include less coal-fired generation. Due to enacted CCR and ELG (subsequently postponed) regulations, NIPSCO would expect to have incurred over $1 billion in operating, maintenance, environmental and other costs if the current fleet of coal-fired generating units were to remain operational.
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
On February 1, 2018, as previously approved by the MISO, NIPSCO commenced a four-month outage of Bailly Generating Station Unit 8 in order to begin work on converting the unit to a synchronous condenser (a piece of equipment designed to maintain voltage to ensure continued reliability on the transmission system). Refer to Note 25, "Subsequent Event," for additional information.
NIPSCO Pure Air. NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and 8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years requiring NIPSCO to pay for the services under a combination of fixed and variable charges. NiSource has made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $22.0 million and $21.7 million for the years ended December 31, 2017 and 2016, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, NiSource capitalized this lease beginning in the third quarter of 2012.
As further discussed above in this Note 18 under the heading "NIPSCO 2016 Integrated Resource Plan," NIPSCO plans to retire the generation station units serviced by Pure Air by May 31, 2018. In December 2016, as allowed by the provisions of the service agreement, NIPSCO provided Pure Air formal notice of intent to terminate the service agreement, effective May 31, 2018. Providing this notice to Pure Air triggered a contract termination liability of $16 million which was recorded in fourth quarter of 2016. This expense was included as part of the plant retirement-related charges discussed above. Payment of this liability is not due until NIPSCO ceases use of the scrubber services. The liability is presented in "Other accruals" on the Consolidated Balance Sheets. In addition, NIPSCO remeasured the remaining capital lease asset and obligation to reflect the change in estimated remaining minimum lease payments. This remeasurement was a non-cash transaction that had no impact on the Statements of Consolidated Income.
19.Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2015	$0.3	$(23.6)	$(27.3)	$(50.6)
Other comprehensive loss before reclassifications	(0.5)	(11.0)	(5.0)	(16.5)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	3.2	2.6	5.5
Net current-period other comprehensive loss	(0.8)	(7.8)	(2.4)	(11.0)
Allocation of AOCI to noncontrolling interest	—	2.0	—	2.0
Distribution of CPG to shareholders (Refer to Note 3, "Discontinued Operations")	—	13.9	10.6	24.5
Balance as of December 31, 2015	$(0.5)	$(15.5)	$(19.1)	$(35.1)
Other comprehensive income before reclassifications	—	7.1	0.5	7.6
Amounts reclassified from accumulated other comprehensive loss	(0.1)	1.5	1.0	2.4
Net current-period other comprehensive income (loss)	(0.1)	8.6	1.5	10.0
Balance as of December 31, 2016	$(0.6)	$(6.9)	$(17.6)	$(25.1)
Other comprehensive income (loss) before reclassifications	0.6	(24.2)	1.9	(21.7)
Amounts reclassified from accumulated other comprehensive loss	0.2	1.7	1.5	3.4
Net current-period other comprehensive income (loss)	0.8	(22.5)	3.4	(18.3)
Balance as of December 31, 2017	$0.2	$(29.4)	$(14.2)	$(43.4)

 (1)All amounts are net of tax. Amounts in parentheses indicate debits.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

20.	Other, Net

Year Ended December 31, (in millions)	2017	2016	2015
Interest Income	$4.6	$3.4	$0.8
AFUDC Equity	12.6	11.6	11.5
Charitable Contributions	(19.9)	(4.5)	(4.8)
Miscellaneous(1)	(0.1)	(9.0)	9.9
Total Other, net	$(2.8)	$1.5	$17.4
(1) Miscellaneous in 2016 primarily consists of a TUA-related charge of $8.6 million to reflect the estimated amount owed to the upgrade sponsors for the portion of the multiplier previously collected for taxes. In 2015, Miscellaneous primarily consisted of TUA income.

21.	Interest Expense, Net

Year Ended December 31, (in millions)	2017	2016	2015
Interest on long-term debt	$354.8	$352.3	$377.5
Interest on short-term borrowings	14.9	9.2	2.2
Debt discount/cost amortization	7.2	7.6	8.7
Accounts receivable securitization fees	2.5	2.3	2.5
Allowance for borrowed funds used and interest capitalized during construction	(6.2)	(5.6)	(5.4)
Debt-based post-in-service carrying charges	(36.4)	(35.1)	(21.4)
Other	16.4	18.8	16.1
Total Interest Expense, net	$353.2	$349.5	$380.2

22.	Segments of Business
At December 31, 2017, NiSource’s operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

Year Ended December 31, (in millions)	2017	2016	2015
Operating Revenues
Gas Distribution Operations
Unaffiliated	$3,087.9	$2,818.2	$3,068.7
Intersegment	14.2	12.4	0.4
Total	3,102.1	2,830.6	3,069.1
Electric Operations
Unaffiliated	1,785.7	1,660.8	1,573.6
Intersegment	0.8	0.8	0.8
Total	1,786.5	1,661.6	1,574.4
Corporate and Other
Unaffiliated	1.0	13.5	9.5
Intersegment	510.8	413.3	396.4
Total	511.8	426.8	405.9
Eliminations	(525.8)	(426.5)	(397.6)
Consolidated Operating Revenues	$4,874.6	$4,492.5	$4,651.8

Year Ended December 31, (in millions)	2017	2016	2015
Operating Income (Loss)
Gas Distribution Operations	$545.6	$574.0	$555.8
Electric Operations	364.8	291.4	264.4
Corporate and Other	0.2	(7.2)	(20.3)
Consolidated Operating Income	$910.6	$858.2	$799.9
Depreciation and Amortization
Gas Distribution Operations	$269.3	$252.9	$232.6
Electric Operations	277.8	274.5	267.7
Corporate and Other	23.2	19.7	24.1
Consolidated Depreciation and Amortization	$570.3	$547.1	$524.4
Assets
Gas Distribution Operations	$12,048.8	$11,096.4	$10,094.5
Electric Operations	5,478.6	5,233.3	5,265.3
Corporate and Other	2,434.3	2,362.2	2,132.7
Consolidated Assets	$19,961.7	$18,691.9	$17,492.5
Capital Expenditures(1)
Gas Distribution Operations	$1,125.6	$1,054.4	$917.0
Electric Operations	592.4	420.6	400.3
Corporate and Other	35.8	15.4	50.2
Consolidated Capital Expenditures	$1,753.8	$1,490.4	$1,367.5
(1Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures included in current liabilities and AFUDC Equity.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

23.	Quarterly Financial Data (Unaudited)
Quarterly financial data does not always reveal the trend of NiSource’s business operations due to nonrecurring items and seasonal weather patterns, which affect earnings and related components of revenue and operating income.

(in millions, except per share data)	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)
2017
Operating Revenues	$1,598.6	$990.7	$917.0	$1,368.3
Operating Income	416.5	124.5	99.6	270.0
Income (Loss) from Continuing Operations	211.3	(44.3)	14.0	(52.4)
Loss from Discontinued Operations - net of taxes	—	(0.1)	—	—
Net Income (Loss)	211.3	(44.4)	14.0	(52.4)
Basic Earnings (Loss) Per Share
Continuing Operations	0.65	(0.14)	0.04	(0.16)
Discontinued Operations	—	—	—	—
Basic Earnings (Loss) Per Share	$0.65	$(0.14)	$0.04	$(0.16)
Diluted Earnings (Loss) Per Share
Continuing Operations	0.65	(0.14)	0.04	(0.16)
Discontinued Operations	—	—	—	—
Diluted Earnings (Loss) Per Share	$0.65	$(0.14)	$0.04	$(0.16)
2016
Operating Revenues	$1,436.6	$897.6	$861.3	$1,297.0
Operating Income	381.4	138.2	113.7	224.9
Income from Continuing Operations	186.6	29.0	23.7	88.8
Results from Discontinued Operations - net of taxes	—	(0.1)	3.5	—
Net Income	186.6	28.9	27.2	88.8
Basic Earnings Per Share
Continuing Operations	0.58	0.09	0.07	0.28
Discontinued Operations	—	—	0.01	—
Basic Earnings Per Share	$0.58	$0.09	$0.08	$0.28
Diluted Earnings Per Share
Continuing Operations	0.58	0.09	0.07	0.27
Discontinued Operations	—	—	0.01	—
Diluted Earnings Per Share	$0.58	$0.09	$0.08	$0.27
(1)The decrease in income from continuing operations during the second quarter of 2017 relates primarily to a $111.5 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums. See Note 14, "Long-Term Debt," for additional information.
(2)The decrease in income from continuing operations during the fourth quarter of 2017 was due primarily to increased tax expense as a result of the impact of implementing the provisions of the TCJA. See Note 10, "Income Taxes," for additional information.

NISOURCE INC.
Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

24.Supplemental Cash Flow Information

The following table provides additional information regarding NiSource’s Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, (in millions)	2017	2016	2015
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$173.0	$125.3	$121.6
Assets acquired under a capital lease	11.5	4.0	47.5
Schedule of interest and income taxes paid:
Cash paid for interest, net of interest capitalized amounts	$339.9	$337.8	$390.4
Cash paid for income taxes, net of refunds	5.5	8.0	21.3

25.     Subsequent Event
Unit 8 Outage at Bailly Generating Station. On February 1, 2018, as previously approved by the MISO, NIPSCO commenced a four-month outage of Bailly Generating Station Unit 8 in order to begin work on converting the unit to a synchronous condenser (a piece of equipment designed to maintain voltage to ensure continued reliability on the transmission system). Approximately $15 million of net book value of Unit 8 remained in “Net Utility Plant” as it is expected to remain used and useful upon completion of the synchronous condenser, while the remaining net book value of approximately $143 million was reclassified to “Regulatory assets (noncurrent)” on the Consolidated Balance Sheets. These amounts continue to be amortized at a rate consistent with their inclusion in customer rates. NIPSCO expects to complete the retirement of Units 7 and 8 by May 31, 2018. Refer to Note 18-E, “Other Matters,” for additional information on the planned retirement of Units 7 and 8 at Bailly Generation Station.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2017
		Additions
($ in millions)	Balance Jan. 1, 2017	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2017
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.3	$14.8	$39.1	$58.9	$18.3
Reserve for other investments	3.0	—	—	—	3.0

Twelve months ended December 31, 2016
		Additions
($ in millions)	Balance Jan. 1, 2016	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2016
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$20.3	$19.7	$48.5	$65.2	$23.3
Reserve for other investments	3.0	—	—	—	3.0

Twelve months ended December 31, 2015
		Additions
($ in millions)	Balance Jan. 1, 2015	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2015
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$24.9	$22.5	$56.7	$83.8	$20.3
Reserve for other investments	3.0	—	—	—	3.0
(1) Charged to Other Accounts reflects the deferral of bad debt expense to a regulatory asset.

NISOURCE INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NiSource’s chief executive officer and its chief financial officer are responsible for evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). NiSource's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are accumulated and communicated to management, including NiSource's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, NiSource's chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.
Management’s Annual Report on Internal Control over Financial Reporting
NiSource management, including NiSource’s chief executive officer and chief financial officer, are responsible for establishing and maintaining NiSource’s internal control over financial reporting, as such term is defined under Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. NiSource’s management has adopted the 2013 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2017, NiSource conducted an evaluation of its internal control over financial reporting. Based on this evaluation, NiSource management concluded that NiSource’s internal control over financial reporting was effective as of the end of the period covered by this annual report.
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

NISOURCE INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to NiSource's executive officers included at the end of Part I of this report on Form 10-K, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1 Election of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance," of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2018.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the discussion in "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "Director Compensation," "Executive Compensation," and "Executive Compensation - Compensation Committee Report," of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the discussion in "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the discussion in "Corporate Governance - Policies and Procedures with Respect to Transactions with Related Persons" and "Corporate Governance - Director Independence" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the discussion in "Independent Auditor Fees" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2018.

PART IV
NISOURCE INC.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules filed as a part of the Annual Report on Form 10-K are included in Item 8, "Financial Statements and Supplementary Data."
Exhibits
The exhibits filed herewith as a part of this report on Form 10-K are listed on the Exhibit Index below. Each management contract or compensatory plan or arrangement of NiSource, listed on the Exhibit Index, is separately identified by an asterisk.
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

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 10-Q filed on August 3, 2015).

(3.2)	Bylaws of NiSource Inc., as amended and restated through January 26, 2018 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on January 26, 2018).

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

(4.6)	Form of 3.490% Notes due 2027 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 17, 2017).

(4.7)	Form of 4.375% Notes due 2047 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on May 17, 2017).

(4.8)	Form of 3.950% Notes due 2048 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on September 8, 2017).

(4.9)	Form of 2.650% Notes due 2022 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on November 14, 2017).

(4.10)
Second Supplemental Indenture, dated as of November 30, 2017, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 filed November 30, 2017 (Registration No. 333-214360)).

(4.11)
Third Supplemental Indenture, dated as of November 30, 2017, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on December 1, 2017).

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

(10.16)	Form of Performance Share Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on May 3, 2016).*

(10.17)	Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan.* (incorporated by reference to Exhibit 10.17 to the NiSource Inc. Form 10-K filed on February 22, 2017)

(10.18)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.18 to the NiSource Inc. Form 10-K filed on February 22, 2017) *

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

(10.23)	NiSource Inc. Executive Severance Policy, as amended and restated, effective January 1, 2015 (incorporated by reference to Exhibit 10.21 to the NiSource Inc. Form 10-K filed on February 18, 2015).*

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

(10.28)	Letter Agreement, dated as of March 17, 2015, by and between NiSource Inc. and Donald Brown. (incorporated by reference Exhibit 10.1 to the NiSource Inc. Form 10-Q filed on April 30, 2015).*

(10.29)	Letter Agreement, dated as of February 23, 2016, by and between NiSource Inc. and Pablo A. Vegas. (incorporated by reference Exhibit 10.29 to the NiSource Inc. Form 10-K filed on February 22, 2017).*

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

(10.32)	Form of Change in Control and Termination Agreement (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q filed on August 2, 2017).

(10.33)	Form of Performance share Award Agreement under the 2010 Omnibus Incentive Plan.* **

(10.34)	Form of 2018 Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan.* **

(12)	Ratio of Earnings to Fixed Charges.**

(21)	List of Subsidiaries.**

(23)	Consent of Deloitte & Touche LLP.**

(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(32.2)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(101.INS)	XBRL Instance Document.**

(101.SCH)	XBRL Schema Document.**

(101.CAL)	XBRL Calculation Linkbase Document.**

(101.LAB)	XBRL Labels Linkbase Document.**

(101.PRE)	XBRL Presentation Linkbase Document.**

(101.DEF)	XBRL Definition Linkbase Document.**

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.
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

NiSource Inc.
(Registrant)

Date: February 20, 2018	By:	/s/ JOSEPH HAMROCK
Joseph Hamrock
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	JOSEPH HAMROCK	President, Chief	Date: February 20, 2018
	Joseph Hamrock	Executive Officer and Director (Principal Executive Officer)

/s/	DONALD E. BROWN	Executive Vice President and	Date: February 20, 2018
	Donald E. Brown	Chief Financial Officer (Principal Financial Officer)

/s/	JOSEPH W. MULPAS	Vice President and	Date: February 20, 2018
	Joseph W. Mulpas	Chief Accounting Officer (Principal Accounting Officer)

/s/	RICHARD L. THOMPSON	Chairman and Director	Date: February 20, 2018
Richard L. Thompson

/s/	RICHARD A. ABDOO	Director	Date: February 20, 2018
Richard A. Abdoo

/s/	PETER A. ALTABEF	Director	Date: February 20, 2018
Peter A. Altabef

/s/	ERIC L. BUTLER	Director	Date: February 20, 2018
Eric L. Butler

/s/	ARISTIDES S. CANDRIS	Director	Date: February 20, 2018
Aristides S. Candris

/s/	WAYNE S. DEVEYDT	Director	Date: February 20, 2018
Wayne S. DeVeydt

/s/	DEBORAH A. HENRETTA	Director	Date: February 20, 2018
Deborah A. Henretta

/s/	MICHAEL E. JESANIS	Director	Date: February 20, 2018
Michael E. Jesanis

/s/	KEVIN T. KABAT	Director	Date: February 20, 2018
Kevin T. Kabat

/s/	CAROLYN Y. WOO	Director	Date: February 20, 2018
Carolyn Y. Woo