Form 10-Q
period 2018-03-31
NISOURCE INC/DE
filed 2018-05-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 337,737,392 shares outstanding at April 24, 2018.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2018

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or “our”)	NiSource Inc.

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
CAA	Clean Air Act
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CPP	Clean Power Plan
DPU	Department of Public Utilities
EGUs	Electric Utility Generating Units
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
gwh	Gigawatt hours
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last In, First Out
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator

DEFINED TERMS
MMDth	Million dekatherms
NOL	Net operating loss
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
OUCC	Office of Utility Consumer Counselor
ppb	Parts per billion
PSC	Public Service Commission
PUC	Public Utilities Commission
PUCO	Public Utilities Commission of Ohio
Pure Air	Pure Air on the Lake LP
RCRA	Resource Conservation and Recovery Act
SEC	Securities and Exchange Commission
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VIE	Variable Interest Entities
VSCC	Virginia State Corporation Commission
WCE	Whiting Clean Energy
Note regarding forward-looking statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s ("we," "us" or “our”) plans, strategies, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our debt obligations; any changes in our credit rating; our ability to execute our growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; advances in technology; any damage to our reputation; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential and commercial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairments of goodwill or definite-lived intangible assets; changes in taxation and accounting principles; potential incidents and other operating risks associated with our business; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; the ability of our subsidiaries to generate cash; tax liabilities associated with the separation of Columbia Pipeline Group, Inc. on July 1, 2015; our ability to manage new initiatives and organizational changes; the performance of certain third-party suppliers upon which we rely; our ability to obtain sufficient insurance coverage; and other matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to the future results over time or otherwise, except as required by law.

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.

Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017
Operating Revenues
Customer revenues	$1,717.2	$1,542.5
Other revenues	33.6	56.1
Total Operating Revenues	1,750.8	1,598.6
Operating Expenses
Cost of sales (excluding depreciation and amortization)	724.4	552.3
Operation and maintenance	402.5	411.6
Depreciation and amortization	144.7	143.3
Gain on sale of assets	(0.3)	—
Other taxes	78.9	76.0
Total Operating Expenses	1,350.2	1,183.2
Operating Income	400.6	415.4
Other Income (Deductions)
Interest expense, net	(93.1)	(85.2)
Other, net	31.3	2.3
Total Other Deductions	(61.8)	(82.9)
Income before Income Taxes	338.8	332.5
Income Taxes	62.7	121.2
Net Income	276.1	211.3
Earnings Per Share
Basic earnings per share	$0.82	$0.65
Diluted earnings per share	$0.81	$0.65
Dividends Declared Per Common Share	$0.39	$0.35
Basic Average Common Shares Outstanding	338.0	323.7
Diluted Average Common Shares	339.0	325.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2018	2017
Net Income	$276.1	$211.3
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities(1)	(1.7)	0.4
Net unrealized gain on cash flow hedges(2)	35.4	4.9
Unrecognized pension and OPEB benefit(3)	0.2	0.2
Total other comprehensive income	33.9	5.5
Comprehensive Income	$310.0	$216.8
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.4 million tax benefit and $0.2 million tax expense in the first quarter of 2018 and 2017, respectively.
(2) Net unrealized gain on cash flow hedges, net of $11.7 million and $3.0 million tax expense in the first quarter of 2018 and 2017, respectively. See Note 8, "Risk Management Activities," for additional information.
(3) Unrecognized pension and OPEB benefit, net of $0.1 million and $0.1 million tax expense in the first quarter of 2018 and 2017, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2018	December 31, 2017
ASSETS
Property, Plant and Equipment
Utility plant	$21,374.0	$21,026.6
Accumulated depreciation and amortization	(7,048.1)	(6,953.6)
Net utility plant	14,325.9	14,073.0
Other property, at cost, less accumulated depreciation	130.7	286.5
Net Property, Plant and Equipment	14,456.6	14,359.5
Investments and Other Assets
Unconsolidated affiliates	5.0	5.5
Other investments	201.3	204.1
Total Investments and Other Assets	206.3	209.6
Current Assets
Cash and cash equivalents	35.0	29.0
Restricted cash	9.7	9.4
Accounts receivable (less reserve of $28.0 and $18.3, respectively)	973.8	898.9
Gas inventory	71.9	285.1
Materials and supplies, at average cost	104.3	105.9
Electric production fuel, at average cost	69.1	80.1
Exchange gas receivable	53.6	45.8
Regulatory assets	160.9	176.3
Prepayments and other	155.5	132.8
Total Current Assets	1,633.8	1,763.3
Other Assets
Regulatory assets	1,784.2	1,624.9
Goodwill	1,690.7	1,690.7
Intangible assets	228.9	231.7
Deferred charges and other	98.0	82.0
Total Other Assets	3,801.8	3,629.3
Total Assets	$20,098.5	$19,961.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2018	December 31, 2017
CAPITALIZATION AND LIABILITIES
Capitalization
Common Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 337,598,033 and 337,015,806 shares outstanding, respectively	$3.4	$3.4
Treasury stock	(99.5)	(95.9)
Additional paid-in capital	5,540.5	5,529.1
Retained deficit	(919.2)	(1,073.1)
Accumulated other comprehensive loss	(19.0)	(43.4)
Total Common Stockholders’ Equity	4,506.2	4,320.1
Long-term debt, excluding amounts due within one year	7,286.8	7,512.2
Total Capitalization	11,793.0	11,832.3
Current Liabilities
Current portion of long-term debt	262.7	284.3
Short-term borrowings	1,567.3	1,205.7
Accounts payable	497.3	625.6
Dividends payable	65.8	—
Customer deposits and credits	154.7	262.6
Taxes accrued	212.8	208.1
Interest accrued	93.9	112.3
Risk management liabilities	4.6	43.2
Exchange gas payable	11.5	59.6
Regulatory liabilities	97.3	58.7
Legal and environmental	33.6	32.1
Accrued compensation and employee benefits	115.2	195.4
Other accruals	109.5	90.8
Total Current Liabilities	3,226.2	3,178.4
Other Liabilities
Risk management liabilities	32.8	28.5
Deferred income taxes	1,384.8	1,292.9
Deferred investment tax credits	12.1	12.4
Accrued insurance liabilities	83.9	80.1
Accrued liability for postretirement and postemployment benefits	323.4	337.1
Regulatory liabilities	2,780.7	2,736.9
Asset retirement obligations	269.9	268.7
Other noncurrent liabilities	191.7	194.4
Total Other Liabilities	5,079.3	4,951.0
Commitments and Contingencies (Refer to Note 16, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$20,098.5	$19,961.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2018	2017
Operating Activities
Net Income	$276.1	$211.3
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	144.7	143.3
Deferred income taxes and investment tax credits	56.8	109.4
Other adjustments	(15.6)	11.0
Changes in Assets and Liabilities:
Components of working capital	(178.4)	(117.5)
Regulatory assets/liabilities	117.1	69.3
Deferred charges and other noncurrent assets	1.9	(1.2)
Other noncurrent liabilities	(14.4)	(14.5)
Net Cash Flows from Operating Activities	388.2	411.1
Investing Activities
Capital expenditures	(370.0)	(312.0)
Cost of removal	(19.0)	(31.4)
Other investing activities	(9.9)	0.4
Net Cash Flows used for Investing Activities	(398.9)	(343.0)
Financing Activities
Repayments of long-term debt and capital lease obligations	(279.0)	(36.6)
Change in short-term borrowings, net	361.6	26.2
Issuance of common stock	3.7	6.4
Acquisition of treasury stock	(3.6)	(4.4)
Dividends paid - common stock	(65.7)	(56.5)
Net Cash Flows from Financing Activities	17.0	(64.9)
Change in cash, cash equivalents and restricted cash	6.3	3.2
Cash, cash equivalents and restricted cash at beginning of period	38.4	36.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$44.7	$39.2

Supplemental Disclosures of Cash Flow Information

Three Months Ended March 31, (in millions)	2018	2017
Non-cash transactions:
Capital expenditures included in current liabilities	$145.4	$133.9
Dividends declared but not paid	65.8	56.7
Reclassification of other property to regulatory assets(1)	$142.3	$—
(1)See Note 16-D "Other Matters" for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2018	$3.4	$(95.9)	$5,529.1	$(1,073.1)	$(43.4)	$4,320.1
Comprehensive Income (Loss):
Net Income	—	—	—	276.1	—	276.1
Other comprehensive income, net of tax	—	—	—	—	33.9	33.9
Common stock dividends ($0.39 per share)	—	—	—	(131.7)	—	(131.7)
Treasury stock acquired	—	(3.6)	—	—	—	(3.6)
Cumulative effect of change in accounting principle(1)	—	—	—	9.5	(9.5)	—
Stock issuances:
Employee stock purchase plan	—	—	1.2	—	—	1.2
Long-term incentive plan	—	—	4.0	—	—	4.0
401(k) and profit sharing	—	—	6.2	—	—	6.2
Balance as of March 31, 2018	$3.4	$(99.5)	$5,540.5	$(919.2)	$(19.0)	$4,506.2
(1) See Note 2, "Recent Accounting Pronouncements," for additional information.

Shares (in thousands)	Common Shares	Treasury Shares	Outstanding Shares
Balance as of January 1, 2018	340,813	(3,797)	337,016
Treasury Stock acquired		(149)	(149)
Issued:
Employee stock purchase plan	47	—	47
Long-term incentive plan	420	—	420
401(k) and profit sharing	264	—	264
Balance as of March 31, 2018	341,544	(3,946)	337,598

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation

Our accompanying Condensed Consolidated Financial Statements (unaudited) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America. The accompanying financial statements contain our accounts and that of our majority-owned or controlled subsidiaries.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
The Condensed Consolidated Financial Statements (unaudited) have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information herein not misleading.
2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

We are currently evaluating the impact of certain ASUs on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited), which are described below:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)
The pronouncement changes the impairment model for most financial assets, replacing the current "incurred loss" model. ASU 2016-13 will require the use of an "expected loss" model for instruments measured at amortized cost. It will also require entities to record allowances for available-for-sale debt securities rather than impair the carrying amount of the securities. Subsequent improvements to the estimated credit losses of available-for-sale securities will be recognized immediately in earnings instead of over time as they are under historic guidance.

Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for annual or interim periods beginning after December 15, 2018.
We maintain investments in U.S. Treasury, corporate and mortgage-backed debt securities which are pledged as collateral for trust accounts related to our wholly-owned insurance company. These debt securities are classified as available for sale. We are currently evaluating the impact of adoption, if any, on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited).

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
We formed an internal stakeholder group that meets periodically to share information and gather data related to our leasing activity. This includes compiling a list of all contracts that could meet the definition of a lease and evaluating the accounting for these contracts under the new standard to determine the ultimate impact the new standards will have on our financial statements. This procedure has identified process improvements to ensure data from newly initiated leases is captured to comply with the new standard. This work included the assistance of a third-party advisory firm. In addition, we are implementing a new lease accounting system, which we will utilize to capture, track, and record lease data. We maintain a substantial number of easements and expect ASU 2018-01 will ease the process of implementing ASC 842. We continue to monitor both FASB and industry updates related to the new leasing standards and intend to adopt these standards effective January 1, 2019.

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
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
We elected to adopt this ASU effective March 31, 2018. Upon adoption, $9.5 million of tax effects that were stranded in accumulated other comprehensive loss as a result of the implementation of the TCJA have been reclassified to retained deficit. This change is reflected on our Condensed Statements of Consolidated Equity (unaudited).

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)
We adopted this ASU effective January 1, 2018. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements (unaudited) or Notes to Condensed Consolidated Financial Statements (unaudited).

ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients	See Note 3, "Revenue Recognition," for our discussion of the effects of implementing these standards.
ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
We also adopted ASU 2017-07, Compensation -  Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective January 1, 2018. We continue to present the service cost component of net periodic benefit cost within "Operation and maintenance"; however, other components of the net periodic benefit cost (including regulatory deferrals) are now presented separately within "Other, net" on our Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Changes in income statement presentation were implemented on a retrospective basis. The impact of this ASU on previously issued annual financial statements is summarized in the tables below:

Year Ended December 31, 2016 (in millions)	As Previously Reported	Effect of Change(1)	As Adjusted
Operation and maintenance	$1,453.7	$(7.9)	$1,445.8
Total Operating Expenses	3,634.3	(7.9)	3,626.4
Operating Income	858.2	7.9	866.1
Other Income (Deductions)
Other, net	1.5	(7.9)	(6.4)
Total Other Deductions	(348.0)	(7.9)	(355.9)
Income before Income Taxes	$510.2	$—	$510.2
(1) The effect of this change is attributable to our business segments: Gas Distribution Operations, Electric Operations, and Corporate and Other in the amounts of $4.3 million, $(9.8) million, and $(2.4) million, respectively.

Year Ended December 31, 2017 (in millions)	As Previously Reported	Effect of Change(1)	As Adjusted
Operation and maintenance	$1,612.3	$(10.6)	$1,601.7
Total Operating Expenses	3,964.0	(10.6)	3,953.4
Operating Income	910.6	10.6	921.2
Other Income (Deductions)
Other, net	(2.8)	(10.6)	(13.4)
Total Other Deductions	(467.5)	(10.6)	(478.1)
Income before Income Taxes	$443.1	$—	$443.1
(1) The effect of this change is attributable to our business segments: Gas Distribution Operations, Electric Operations, and Corporate and Other in the amounts of $(4.4) million, $(2.6) million, and $(3.6) million, respectively.

3.    Revenue Recognition

ASC 606 Adoption. In 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations, and ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients. We adopted the provisions of ASC 606 beginning on January 1, 2018 using a modified retrospective method, which was applied to all contracts. No material adjustments were made to January 1, 2018 opening balances as a result of the adoption. As required under the modified retrospective method of adoption, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The table below provides results for the three months ended March 31, 2018 as if they had been prepared under historic accounting guidance. We included operating revenue information for the three months ended March 31, 2017 for comparability.

	Three Months Ended March 31,
(in millions)	2018	2017
Operating Revenues
Gas Distribution	$983.8	$836.5
Gas Transportation	342.2	338.6
Electric	423.3	421.7
Other	1.5	1.8
Total Operating Revenues	$1,750.8	$1,598.6

Beginning in 2018 with the adoption of ASC 606, the Condensed Statements of Consolidated Income (unaudited) disaggregates “Customer revenues” (i.e. ASC 606 Revenues) from “Other revenues,” which are discussed in more detail below.

Customer Revenues. Substantially all of our revenues are tariff-based, which we have concluded is within the scope of ASC 606. Under ASC 606, the recipients of our utility service meet the definition of a customer, while the operating company tariffs represent an agreement that meets the definition of a contract. ASC 606 defines a contract as an agreement between two or more parties, in this case us and the customer, which creates enforceable rights and obligations. In order to be considered a contract, we have determined that it is probable that substantially all of the consideration to which we are entitled from customers will be collected upon satisfaction of performance obligations. We maintain common utility credit risk mitigation practices, including requiring deposits and actively pursuing collection of past due amounts. In addition, our regulated operations utilize certain regulatory mechanisms that facilitate recovery of bad debt costs within tariff-based rates, which provides further evidence of collectibility.

We have identified our performance obligations created under tariff-based sales as 1) the commodity (natural gas or electricity, which includes generation and capacity) and 2) delivery. These commodities are sold and / or delivered to and generally consumed by customers simultaneously, leading to satisfaction of our performance obligations over time as gas or electricity is delivered to customers. Due to the at-will nature of utility customers, performance obligations are limited to the services requested and received to date. Once complete, we generally maintain no additional performance obligations.

Transaction prices for each performance obligation are generally prescribed by each operating company’s respective tariff. Rates include provisions to adjust billings for fluctuations in fuel and purchased power costs and cost of natural gas. Revenues are adjusted for differences between actual costs subject to reconciliation and the amounts billed in current rates. Under or over recovered revenues related to these cost recovery mechanisms are included in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets (unaudited) and are recovered from or returned to customers through adjustments to tariff rates. As we provide and deliver service to customers, revenue is recognized based on the transaction price allocated to each performance obligation. In general, revenue recognized from tariff-based sales is equivalent to the value of natural gas or electricity supplied and billed each period, in addition to an estimate for deliveries completed during the period but not yet billed to the customer.

In addition to tariff-based sales, our Gas Distribution Operations segment enters into balancing and exchange arrangements of natural gas as part of our operations and off-system sales programs. We have concluded that these sales are within the scope of ASC 606. Performance obligations for these types of sales include transportation and storage of natural gas and can be satisfied at a point in time or over a period of time, depending on the specific transaction. For those transactions that span a period of time, we record a receivable or payable for any cumulative gas imbalances, as well as for any gas inventory borrowed or lent under a Gas Distributions Operations exchange agreement.

Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment as well as by customer class. As our revenues are primarily earned over a period of time, and we do not earn a material amount of revenues at a point in time, revenues are not disaggregated as such below. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The table below reconciles revenue disaggregation by customer class to segment revenue as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Three Months Ended March 31, 2018 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$893.6	$114.5	$—	$1,008.1
Commercial	308.3	116.9	—	425.2
Industrial	74.6	162.5	—	237.1
Off-system	22.3	—	—	22.3
Miscellaneous	16.8	7.5	0.2	24.5
Total Customer Revenues	$1,315.6	$401.4	$0.2	$1,717.2
Other Revenues	11.7	21.9	—	33.6
Total Operating Revenues	$1,327.3	$423.3	$0.2	$1,750.8
(1) Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. The opening and closing balances of customer receivables for the quarter ended March 31, 2018 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)(1)	Customer Accounts Receivable, Unbilled (less reserve)(2)
Balance as of December 31, 2017	$477.0	$356.0
Balance as of March 31, 2018	617.2	274.6
Increase (Decrease)	$140.2	$(81.4)
(1) Customer billed receivables increased over the period due to the seasonal increase in customer usage during peak winter usage months.
(2) Customer unbilled receivables decreased over the period due to the expected seasonal decrease in customer usage in March when compared to December.

Utility revenues are billed to customers monthly on a cycle basis. We generally expect that substantially all customer accounts receivable will be collected within the month following customer billing, as this revenue consists primarily of monthly, tariff-based billings for service and usage.

Other Revenues. As permitted by accounting principles generally accepted in the United States, regulated utilities have the ability to earn certain types of revenue that are outside the scope of ASC 606. These revenues primarily represent revenue earned under Alternative Revenue Programs. Alternative Revenue Programs represent regulator-approved programs that allow for the adjustment of billings and revenue for certain broad, external factors, or for additional billings if the entity achieves certain objectives, such as a specified reduction of costs. We maintain a variety of these programs, including demand side management initiatives that recover costs associated with the implementation of energy efficiency programs, as well as normalization programs that adjust revenues for the effects of weather or other external factors. Additionally, we maintain certain programs with future test periods that operate similarly to FERC formula rate programs and allow for recovery of costs incurred to replace aging infrastructure. When the criteria to recognize Alternative Revenue have been met, we establish a regulatory asset and present revenue from Alternative Revenue Programs on the Condensed Statements of Consolidated Income (unaudited) as “Other revenues.” When amounts previously recognized under Alternative Revenue accounting guidance are billed, we reduce the regulatory asset and record a customer account receivable.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.    Earnings Per Share

Basic EPS is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans. The calculation of diluted earnings per share excludes the impact of forward agreements (see Note 5, "Common Stock"), which had an anti-dilutive effect for the periods outstanding. The computation of diluted average common shares is as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Denominator
Basic average common shares outstanding	338,012	323,681
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	715	360
Shares restricted under employee stock plans	264	1,265
Diluted Average Common Shares	338,991	325,306

5.    Common Stock

ATM Program and Forward Sale Agreement. On May 3, 2017, we entered into four separate equity distribution agreements, pursuant to which we may sell, from time to time, up to an aggregate of $500.0 million of our common stock. As of March 31, 2018, the ATM program (including impacts of forward sales agreements discussed below) had approximately $10.0 million of equity available for issuance. The program expires on December 31, 2018.
On November 13, 2017, under the ATM program, we executed a forward agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From November 13, 2017 to December 8, 2017, 6,345,860 shares were borrowed from third parties and sold by the dealer at a weighted average price of $27.24 per share. We may settle this agreement in shares, cash, or net shares by November 12, 2018. Had we settled all 6,345,860 shares under the forward agreement at March 31, 2018, we would have received approximately $170.3 million, based on a net price of $26.83 per share.

6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. We had a temporary LIFO liquidation debit of $20.9 million and zero as of March 31, 2018 and December 31, 2017, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).

7.    Regulatory Matters
Gas Distribution Operations Regulatory Matters
Cost Recovery and Trackers. Comparability of Gas Distribution Operations line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as those described below. Increases in the expenses that are the subject of trackers generally result in a corresponding increase in operating revenues and therefore have essentially no impact on total operating income results.
Certain operating costs of our distribution companies are significant, recurring in nature, and generally outside the control of the distribution companies. Some states allow the recovery of such costs through cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the distribution companies to implement charges and recover appropriate

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include GCR adjustment mechanisms, tax riders, and bad debt recovery mechanisms.
A portion of the distribution companies' revenue is related to the recovery of gas costs, the review and recovery of which occurs through standard regulatory proceedings. All states in our operating area require periodic review of actual gas procurement activity to determine prudence and to permit the recovery of prudently incurred costs related to the supply of gas for customers. Our distribution companies have historically been found prudent in the procurement of gas supplies to serve customers.
Certain of our distribution companies have completed rate proceedings involving infrastructure replacement or are embarking upon regulatory initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each LDC's approach to cost recovery may be unique, given the different laws, regulations and precedent that exist in each jurisdiction.
Columbia of Ohio. On January 10, 2018, the PUCO issued an entry to investigate the impacts of the TCJA including an invitation to utilities and other interested stakeholders to file public comments including: (1) those components of utility rates that the PUCO will need to reconcile with the TCJA; and (2) the process and mechanics for how the PUCO should do so. The PUCO also directed utilities to record a regulatory liability for the estimated reduction in federal income tax resulting from the TCJA. On February 15, 2018, Columbia of Ohio filed comments proposing to: (1) reflect the impact of the TCJA on its application to adjust rates associated with its IRP rider, subsequently filed on February 27, 2018; and (2) file a reduction in other base rates no later than October 15, 2018 reflecting the impact of the TCJA. The matter is awaiting PUCO action.
On January 31, 2018, the PUCO approved Columbia of Ohio’s application to extend its IRP for an additional five years (2018-2022), allowing Columbia of Ohio to continue to invest and recover on its accelerated main replacements. The Office of the Ohio Consumers’ Counsel has filed an application for rehearing, which was granted by the PUCO on March 28, 2018. The matter is awaiting PUCO action.
Columbia of Ohio filed its most recent application to adjust rates associated with its IRP rider on February 27, 2018, which requested authority to increase annual billings by approximately $2.3 million (net of the impact of the TCJA) reflecting recovery of and return on approximately $207 million of incremental IRP capital additions in 2017. A stipulation was filed with the PUCO on March 28, 2018. On April 25, 2018, the PUCO approved Columbia of Ohio’s annual IRP tracker adjustment. The order allows recovery to begin on approximately $207 million of infrastructure investments made in 2017.
On December 1, 2017, Columbia of Ohio filed an application that requested authority to implement a rider to begin recovering plant and associated deferrals related to its CEP. The CEP was established in 2011 and allows for deferral of interest, depreciation and property taxes on certain plant investments not recovered through its IRP modernization tracker. The application requested authority to increase annual revenues, through the requested rider, by approximately $29 million in 2018, with biennial increases up to approximately $98 million in 2022. On April 18, 2018, the PUCO issued an entry directing commission staff to issue a request for proposal for audit services to assist the PUCO with the review of the accounting accuracy, prudency and compliance of Columbia of Ohio with its Commission-approved CEP. The audit of the CEP is expected to be completed in the second half of 2018 at which point a full procedural schedule will be established.
NIPSCO Gas. On January 3, 2018, the IURC initiated an investigation to review and consider the possible implications of the TCJA on utility rates. The Commission ordered a two phase investigation. Phase 1 solely dealt with the prospective changes in rates to reflect the change in tax rates. In accordance with the procedural schedule, on March 26, 2018, NIPSCO filed revised gas tariffs reflecting the impact of the change in tax rate for its applicable rates and charges. The IURC approved NIPSCO's Phase 1 filing on April 26, 2018. The revised tariffs are effective May 1, 2018. The stipulation and settlement agreement filed on April 20, 2018, in NIPSCO’s gas rate case resolved all issues in Phase 2.
On September 27, 2017, NIPSCO filed a base rate case with the IURC, seeking an annual revenue increase of $143.5 million (inclusive of amounts being recovered through various tracker programs). As part of this filing and among other items, NIPSCO proposed to update base rates for ongoing infrastructure improvements, revised depreciation rates and ongoing level of expenses to reflect the current costs of providing natural gas service. NIPSCO submitted a rebuttal on March 28, 2018 updating its request, including the impact of the TCJA, seeking a revised annual revenue increase of $138.1 million. On April 20, 2018, a settlement agreement was filed with the IURC seeking, among other items, an annual revenue increase of $107.3 million. An order from the IURC is expected in the second half of 2018.
On April 30, 2013, then Indiana Governor Pence signed Senate Enrolled Act 560, the TDSIC statute, into law. Among other provisions, this legislation provides for cost recovery outside of a base rate proceeding for new or replacement electric and gas

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

transmission, distribution, and storage projects that a public utility undertakes for the purposes of safety, reliability, system modernization, or economic development. Provisions of the TDSIC statute require that, among other things, requests for recovery include a seven-year plan of eligible investments. Once the plan is approved by the IURC, eighty percent of eligible costs can be recovered using a periodic rate adjustment mechanism. The cost recovery mechanism is referred to as a TDSIC mechanism. Recoverable costs include a return on, and of, the investment, including AFUDC, post-in-service carrying charges, operation and maintenance expenses, depreciation and property taxes. The remaining twenty percent of recoverable costs are to be deferred for future recovery in the public utility’s next general rate case. The periodic rate adjustment mechanism is capped at an annual increase of no more than two percent of total retail revenues. On February 27, 2018, NIPSCO filed TDSIC-8 requesting to recover an incremental increase to revenue of $0.8 million associated with incremental capital investment of $77.9 million made in the second half of 2017. An IURC order is expected in the second quarter of 2018, with new rates effective in July.
On April 2, 2018, NIPSCO filed a new seven-year gas TDSIC plan with the IURC beginning in 2019. The filing seeks approval of a total capital expenditure level of approximately $1.25 billion. An IURC order is expected in the second half of 2018.
On November 8, 2017, NIPSCO filed a petition with the IURC seeking approval of NIPSCO’s federally mandated pipeline safety compliance plan. As part of the aforementioned settlement agreement filed in NIPSCO’s gas base rate case proceeding, NIPSCO and the parties to the settlement agreement settled all issues in this proceeding as well, including moving certain costs from the base rate proceeding to this pipeline safety compliance plan. The updated four year compliance plan includes a total estimated $91.5 million of capital costs and $35.5 million of expected operating and maintenance costs. NIPSCO is requesting all associated accounting and ratemaking relief, including establishment of a periodic rate adjustment mechanism. An IURC order is expected in the second half of 2018.
Columbia of Massachusetts. On February 2, 2018, the Massachusetts DPU opened an investigation into the effect of the reduction in federal income tax rates on the rates charged by utility companies. Columbia of Massachusetts was directed to account for any revenues associated with the difference between previous and current income tax rates and excess deferred income taxes as regulatory liabilities effective January 1, 2018. Companies are ordered to submit a proposal to revise rates by May 1, 2018. The order indicates that if a company files a base rate case prior to the conclusion of the investigation, it must address the TCJA issues as part of the case. Since CMA filed a base rate case on April 13, 2018, the changes in base rates and the regulatory liability disposition related to the TCJA are reflected in the case.
As noted above, on April 13, 2018, Columbia of Massachusetts filed a rate case with the Massachusetts DPU, seeking approval for an annual revenue increase of approximately $43.8 million which is offset by revenue decreases in other rate factors of $19.7 million, representing a net change in operating revenues of $24.1 million. Included in the filing is a proposal to adjust rates and address the regulatory liability disposition related to the TCJA. Rates are expected to go into effect March 1, 2019, upon approval from the Massachusetts DPU.
On July 7, 2014, the Governor of Massachusetts signed into law Chapter 149 of the Acts of 2014, An Act Relative to Natural Gas Leaks (“the Act”). The Act authorizes natural gas distribution companies to file gas infrastructure replacement plans with the Massachusetts DPU to address the replacement of aging natural gas pipeline infrastructure. In addition, the Act provides that the Massachusetts DPU may, after review of the plans, allow the proposed estimated costs of the plan into rates as of May 1 of the subsequent year. On October 31, 2017, Columbia of Massachusetts filed its GSEP for the 2018 construction year. Columbia of Massachusetts proposed to recover incremental revenue of $9.7 million associated with incremental capital investment of $83.9 million to be made during calendar year 2018. The filing included a request for approval of an alternative calculation or a waiver to allow collection of the $3.1 million revenue requirement that exceeds the GSEP cap provision as previously calculated. On January 29, 2018 Columbia of Massachusetts filed a revision to its GSEP tracker for the 2018 construction season reducing the proposed revenue requirement to reflect the impact of the TCJA. The revenue requirement was reduced by $2.4 million due to the TCJA. An order was received from the Massachusetts DPU on April 30, 2018, approving an incremental revenue requirement of $6.1 million associated with the incremental capital investment of $83.9 million, with new rates effective May 1, 2018. The order did not approve the alternative cap calculation and the portion of the revenue requirement that exceeds the GSEP cap provision.
Columbia of Pennsylvania. On February 12, 2018, the Pennsylvania PUC established a docket to investigate the impact of the TCJA on customer rates. The Pennsylvania PUC directed Pennsylvania utilities to account for any revenues associated with the difference between previous and current income tax rates and excess deferred income taxes as regulatory liabilities effective January 1, 2018. On March 15, 2018, the Pennsylvania PUC issued an order declaring jurisdictional utilities’ rates to be temporary, unless currently in the midst of a general rate proceeding, while it investigates whether pre-TCJA rates are just and reasonable.
On March 16, 2018, Columbia of Pennsylvania filed a rate case with the Pennsylvania PUC, seeking approval for an annual revenue increase of $46.9 million. Included in the filing is a proposal to adjust rates as a result of the TCJA. On March 21, 2018, Columbia

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of Pennsylvania filed a supplement to the rate case, under which it proposes to hold the overcollection of taxes during 2018 until the effective date of new base rates as credit to rate base for a period beginning January 2019 not to exceed three years. A decision on Columbia of Pennsylvania’s request is expected in the fourth quarter of 2018 with new rates to be implemented in December 2018.
Columbia of Virginia. On January 8, 2018, the VSCC issued an order regarding the TCJA requiring Columbia of Virginia and other Virginia utilities subject to the TCJA to accrue regulatory liabilities reflecting the impacts of the reduced corporate income tax rate effective January 1, 2018. In addition, pursuant to the order, Columbia of Virginia is required to reflect the impacts of the TCJA in its annual informational filing, including: (1) the expected cost of service impacts through calendar year 2018; (2) the amount of protected and unprotected excess accumulated deferred income taxes as of December 31, 2017, and the estimated reversal of such excess deferred income taxes during calendar year 2018; and (3) such additional information that the utility wishes to include addressing the financial and cost of service impacts of the TCJA and the appropriate treatment of the accrued regulatory liabilities. On April 25, 2018 the VSCC, by order, supplemented the above annual informational filing requirements of the January 8, 2018 order to include a proposed rate reduction that reflects the cost savings from the TCJA. This April 25, 2018 order directs that if a utility desires to propose an alternative method for returning the tax savings to customers, then it may instead file a rate case that incorporates the income tax savings. On April 25, 2018 the VSCC issued a separate order extending Columbia of Virginia’s annual informational filing due date to August 28, 2018.
Columbia of Kentucky. On January 26, 2018, in accordance with the Kentucky PSC investigation related to the TCJA, Columbia of Kentucky filed testimony and proposed a reduction to base rates effective May 1, 2018, to reflect the tax expense reduction as a result of the TCJA. Columbia of Kentucky was directed to account for any revenues associated with the difference between previous and current income tax rates and excess deferred income taxes as regulatory liabilities effective January 1, 2018. Columbia of Kentucky proposed to include the impact of the excess deferred taxes in rates effective October 2018 and to return the revenue related to the regulatory liability subsequent to this date. On April 30, 2018 Columbia of Kentucky received an order from the Kentucky PSC requiring implementation of interim proposed rates that are subject to future adjustment effective May 1, 2018. The order directs Columbia of Kentucky to file by September 1, 2018 revised tax act adjustment factors reflecting the tax expense savings from January 1, 2018, through April 30, 2018, and an actual or estimate of the annual reduction due to the excess deferred accumulated taxes to be effective with the first billing cycle of October 2018.
Columbia of Maryland. On February 13, 2018, Columbia of Maryland filed a proposal with the Maryland PSC to reduce rates as a result of TCJA with an annual revenue decrease of $1.3 million. Columbia of Maryland was directed to account for any revenues associated with the difference between previous and current income tax rates and excess deferred income taxes as regulatory liabilities effective January 1, 2018. On March 14, 2018, Columbia of Maryland received approval, effective April 2, 2018, to implement new rates and pass-back the overcollection of taxes from the first quarter of 2018.
On April 13, 2018, Columbia of Maryland filed a request with the Maryland PSC to adjust base rates. If approved as filed, the rate adjustment would result in an annual revenue increase of $6.0 million. An order is expected in the fourth quarter of 2018 with new rates effective in November 2018.
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
As noted above in the NIPSCO Gas regulatory matters, the IURC initiated an investigation on January 3, 2018, to review and consider the possible implications of the TCJA on utility rates. The commission ordered a two phase investigation. Phase 1 solely

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

dealt with the prospective changes in rates to reflect the change in tax rates. In accordance with the procedural schedule, on March 26, 2018, NIPSCO filed revised electric tariffs reflecting the impact of the change in tax rate for its applicable rates and charges. The IURC approved NIPSCO's Phase 1 filing on April 26, 2018. The revised tariffs are effective May 1, 2018. Phase 2 will be started with an attorneys conference on May 3, 2018, and is intended to address all other issues arising from the TCJA. The impact on NIPSCO electric of the Phase 2 investigation is unknown at this time.
On January 30, 2018, NIPSCO made a TDSIC-3 rate adjustment mechanism filing requesting a revenue decrease of $1.8 million to be billed over six months, associated with $75.0 million of incremental capital expenditures made from May 1, 2017 to November 30, 2017. The decrease was due to the impact of the TCJA as well as a shorter billing period compared to TDSIC-2. However, the proposed TDSIC-2 rates revised for tax reform filed on March 26, 2018 represent an approximate decrease in revenue of $1.2 million from January through May 2018. An order approving the request is expected in May 2018 with new rates expected to go into effect with the first billing cycle of June 2018.
On February 1, 2018, NIPSCO and certain other MISO transmission owners filed with the FERC a request for waiver of tariff provisions to allow for implementation of TCJA provisions into 2018 transmission formula rates as soon as possible. On March 15, 2018, the FERC issued an order granting the request for waiver and set the effective date of the waiver at January 1, 2018. In the March billing cycle, the MISO began billing the new transmission rates reflecting the lower federal tax rate. In addition, the MISO began to re-bill January and February 2018 affected revenues and costs, which should be completed with the April 2018 billing cycle. The new 2018 transmission formula rates will lower revenue by approximately $8.5 million in 2018 associated with NIPSCO's MVP projects.
Material Updates to Regulatory Assets and Liabilities Since December 31, 2017
TCJA-Related Regulatory Liabilities. As referenced above, during the first quarter of 2018, we recorded additional TCJA-related regulatory liabilities of $49.7 million to reflect 2018 collections from customers which we believe are probable of being refunded back to customers once new customer rates are approved by our regulators.
As discussed in Note 12, "Income Taxes," in 2018 we began amortizing regulatory liabilities associated with excess deferred income taxes which resulted in a $10.4 million income tax benefit for the three months ended March 31, 2018. Related to this activity, we recorded an offsetting reserve of $7.7 million (net of tax) in "Customer revenues" to reflect the probable future passback of this earnings benefit to customers. In certain jurisdictions we received additional regulatory guidance on the treatment and passback period of excess deferred income taxes indicating that such a reserve was not required as of March 31, 2018.
Bailly Generating Station. On February 1, 2018, as previously approved by the MISO, NIPSCO commenced a four-month outage of Bailly Generating Station Unit 8 in order to begin work on converting the unit to a synchronous condenser (a piece of equipment designed to maintain voltage to ensure continued reliability on the transmission system). Approximately $15 million of net book value of Unit 8 remained in “Net Utility Plant” as it is expected to remain used and useful upon completion of the synchronous condenser, while the remaining net book value of approximately $142 million was reclassified to “Regulatory assets (noncurrent)” on the Condensed Consolidated Balance Sheets (unaudited). These amounts continue to be amortized at a rate consistent with their inclusion in customer rates. NIPSCO expects to complete the retirement of Units 7 and 8 by May 31, 2018. Refer to Note 16-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information.

8.    Risk Management Activities

We are exposed to certain risks relating to our ongoing business operations, namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	March 31, 2018	December 31, 2017
Risk Management Assets - Current(1)
Interest rate risk programs	$9.4	$14.0
Commodity price risk programs	0.4	0.5
Total	$9.8	$14.5
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$18.6	$5.6
Commodity price risk programs	2.8	1.0
Total	$21.4	$6.6
Risk Management Liabilities - Current
Interest rate risk programs	$—	$38.6
Commodity price risk programs	4.6	4.6
Total	$4.6	$43.2
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$—	$—
Commodity price risk programs	32.8	28.5
Total	$32.8	$28.5
(1)Presented in "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).
(2)Presented in "Deferred charges and other" on the Condensed Consolidated Balance Sheets (unaudited).

Commodity Price Risk Management
We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts.
NIPSCO received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments. The term of these instruments may range from five to ten years and is limited to twenty percent of NIPSCO’s average annual GCA purchase volume. Gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. These instruments are not designated as accounting hedges.
Interest Rate Risk Management
As of March 31, 2018, we have forward-starting interest rate swaps with an aggregate notional value totaling $750.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by the end of 2019. These interest rate swaps are designated as cash flow hedges. The effective portions of the gains and losses related to these swaps are recorded to AOCI and are recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net."
During the three months ended March 31, 2018, we initiated settlement of forward-starting interest rate swaps with a notional value of $250.0 million. These derivative contracts were accounted for as cash flow hedges. As part of the transaction, the associated net unrealized gain position of $21.2 million was recognized immediately in "Other, net" on the Condensed Statements of Consolidated Income (unaudited) due to the probability associated with the forecasted borrowing transaction no longer occurring.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at March 31, 2018 and December 31, 2017.
Our derivative instruments measured at fair value as of March 31, 2018 and December 31, 2017 do not contain any credit-risk-related contingent features.
9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

Recurring Fair Value Measurements March 31, 2018 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2018
Assets
Risk management assets	$—	$31.0	$0.2	$31.2
Available-for-sale securities	—	132.5	—	132.5
Total	$—	$163.5	$0.2	$163.7
Liabilities
Risk management liabilities	$—	$37.4	$—	$37.4
Total	$—	$37.4	$—	$37.4

Recurring Fair Value Measurements December 31, 2017 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets
Risk management assets	$—	$21.1	$—	$21.1
Available-for-sale securities	—	133.9	—	133.9
Total	$—	$155.0	$—	$155.0
Liabilities
Risk management liabilities	$—	$71.4	$0.3	$71.7
Total	$—	$71.4	$0.3	$71.7

Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, options and treasury lock agreements. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2018 and December 31, 2017, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
We have entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These derivatives are designated as cash flow hedges. Credit risk is considered in the fair value calculation of each agreement. As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps and we can settle the contracts at any time. For additional information see Note 8, "Risk Management Activities."
NIPSCO has entered into long-term forward natural gas purchase instruments that range from five to ten years to lock in a fixed price for its natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information see Note 8, “Risk Management Activities.”
Available-for-sale securities are investments pledged as collateral for trust accounts related to our wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at March 31, 2018 and December 31, 2017 were:

March 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$22.3	$—	$(0.1)	$22.2
Corporate/Other debt securities	112.2	0.3	(2.2)	110.3
Total	$134.5	$0.3	$(2.3)	$132.5

December 31, 2017 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$26.9	$—	$(0.1)	$26.8
Corporate/Other debt securities	106.8	0.9	(0.6)	107.1
Total	$133.7	$0.9	$(0.7)	$133.9
Realized gains and losses on available-for-sale securities were immaterial for the three months ended March 31, 2018 and 2017.
The cost of maturities sold is based upon specific identification. At March 31, 2018, approximately $7.7 million of U.S. Treasury debt securities and approximately $1.6 million of Corporate/Other debt securities have maturities of less than a year.

There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2018.
B.    Other Fair Value Disclosures for Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, customer deposits and short-term borrowings is a reasonable estimate of fair value due to their liquid or short-term nature. Our long-term borrowings are recorded at historical amounts.
The following method and assumptions were used to estimate the fair value of each class of financial instruments.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the three months ended March 31, 2018, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2018	Estimated Fair Value as of March 31, 2018	Carrying Amount as of Dec. 31, 2017	Estimated Fair Value as of Dec. 31, 2017
Long-term debt (including current portion)	$7,549.5	$7,862.3	$7,796.5	$8,603.4

10.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between August 2018 and March 2019 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2018, the maximum amount of debt that could be recognized related to our accounts receivable programs is $540.0 million.
The following table reflects the gross receivables balance and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2018 and December 31, 2017:

(in millions)	March 31, 2018	December 31, 2017
Gross Receivables	$683.4	$635.3
Less: Receivables not transferred	170.0	298.6
Net receivables transferred	$513.4	$336.7
Short-term debt due to asset securitization	$513.4	$336.7
For the three months ended March 31, 2018 and 2017, $176.7 million and $129.0 million, respectively, was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.8 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. We remain responsible for collecting on the receivables securitized and the receivables cannot be transferred to another party.

11.    Goodwill
 The following presents our goodwill balance allocated by segment as of March 31, 2018:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,690.7	$—	$—	$1,690.7

We applied the qualitative "step 0" analysis to our reporting units for the annual impairment test performed as of May 1, 2017. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to its base line May 1, 2016 "step 1" fair value measurement. The results of this assessment indicated that it was not more likely than not that our reporting unit fair values were less than the reporting unit carrying values, accordingly, no "step 1" analysis was required.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

12.    Income Taxes

Our interim effective tax rates reflect the estimated annual effective tax rates for 2018 and 2017, adjusted for tax expense associated with certain discrete items. The effective tax rates for three months ended March 31, 2018 and 2017 were 18.5% and 36.5%, respectively. These effective tax rates differ from the Federal statutory tax rate of 21%, in 2018, and 35%, in 2017, primarily due to the effects of tax credits, state income taxes, utility ratemaking, and other permanent book-to-tax differences.
The decrease in the three month effective tax rate in 2018 versus the same period in 2017 is primarily due to the change in the Federal statutory rate due to the enactment of the TCJA. Additionally, in 2018 we began amortizing a portion of our regulatory liability associated with excess deferred taxes which resulted in a current year income tax benefit of $10.4 million. Refer to Note 7, "Regulatory Matters," for additional information.
There were no material changes recorded in 2018 to our uncertain tax positions as of December 31, 2017.
13.    Pension and Other Postretirement Benefits

We provide defined contribution plans and noncontributory defined benefit retirement plans that cover certain of our employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, we provide health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for us. The expected cost of such benefits is accrued during the employees’ years of service. For most plans, cash contributions are remitted to grantor trusts.
For the three months ended March 31, 2018, we contributed $0.7 million to our pension plans and $5.5 million to our other postretirement benefit plans.
The following table provides the components of the plans’ actuarially determined net periodic benefit (income) cost for the three months ended March 31, 2018 and 2017:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2018	2017	2018	2017
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$7.9	$7.5	$1.3	$1.2
Interest cost	16.6	17.2	4.4	4.5
Expected return on assets	(36.3)	(30.3)	(3.7)	(4.0)
Amortization of prior service credit	(0.1)	(0.2)	(1.0)	(1.1)
Recognized actuarial loss	10.2	13.4	0.9	0.8
Total Net Periodic Benefit (Income) Cost	$(1.7)	$7.6	$1.9	$1.4
(1)The service cost component, and all non-service cost components, of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (unaudited).

14.    Long-Term Debt

On March 15, 2018, we redeemed $275.1 million of 6.40% senior unsecured notes at maturity.
15.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, letter of credit issuances and accounts receivable transfer programs. Each of these borrowing sources is described further below.
We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. At March 31, 2018 and December 31, 2017, we had no outstanding borrowings under this facility.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. As of March 31, 2018 and December 31, 2017, we had commercial paper outstanding of $1,053.9 million and $869.0 million, respectively.
As of March 31, 2018 and December 31, 2017, we had $10.7 million and $11.1 million of stand-by letters of credit, respectively. All stand-by letters of credit were under the revolving credit facility.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited) in the amount of $513.4 million and $336.7 million as of March 31, 2018 and December 31, 2017, respectively. Refer to Note 10, "Transfers of Financial Assets," for additional information.
Short-term borrowings were as follows:

(in millions)	March 31, 2018	December 31, 2017
Commercial Paper weighted-average interest rate of 2.51% and 1.97% at March 31, 2018 and December 31, 2017, respectively	$1,053.9	$869.0
Accounts receivable securitization facility borrowings	513.4	336.7
Total Short-Term Borrowings	$1,567.3	$1,205.7

Given their maturities are less than 90 days, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited).

On April 18, 2018, we entered into a multiple-draw $600.0 million term loan agreement with a syndicate of banks. The term loan matures April 17, 2019, at which point any and all outstanding borrowings under the agreement are due. Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing. The available variable rate structures from which NiSource may choose are defined in the term loan agreement. Under the agreement, we borrowed an initial tranche of $150.0 million on April 18, 2018 with an interest rate of LIBOR plus fifty basis points and may borrow a second tranche up to $450.0 million at any time prior to June 15, 2018.

16.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of March 31, 2018 and December 31, 2017, we had issued stand-by letters of credit of $10.7 million and $11.1 million, respectively.
 B. Legal Proceedings. We are party to certain claims and legal proceedings arising in the ordinary course of business, none of which is deemed to be individually material at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. If one or more of such matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods that we would be required to pay such liability.
C. Environmental Matters. Our operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. We believe that we are in substantial compliance with the environmental regulations currently applicable to our operations.
It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects a significant portion of environmental assessment and remediation costs to be recoverable through rates for certain of our companies.
As of March 31, 2018 and December 31, 2017, we had recorded a liability of approximately $109.9 million and $111.4 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

liabilities" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
Electric Operations' compliance estimates disclosed below are reflective of NIPSCO's Integrated Resource Plan submitted to the IURC on November 1, 2016. See section D, "Other Matters," below for additional information.
Air
The actions listed below could require further reductions in emissions from various emission sources. We will continue to closely monitor developments in these matters.
Future legislative and regulatory programs could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Additionally, rules that increase methane leak detection, require emission reductions or impose additional requirements for natural gas facilities could restrict GHG emissions and impose additional costs. We carefully monitor all GHG reduction proposals and regulations.
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
Waste
CERCLA. Our subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA (commonly known as Superfund) and similar state laws. Under CERCLA, each potentially responsible party can be held jointly, severally and strictly liable for the remediation costs as the EPA, or state, can allow the parties to pay for remedial action or perform remedial action themselves and request reimbursement from the potentially responsible parties. Our affiliates have retained CERCLA environmental liabilities, including remediation liabilities, associated with certain current and former operations. These liabilities are not material to the Condensed Consolidated Financial Statements (unaudited).
MGP. A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 64 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate future remediation costs related to our MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2017. Our total estimated liability related to the facilities subject to remediation was $105.5 million and $106.9 million at March 31, 2018 and December 31, 2017, respectively. The liability represents our best estimate of the probable cost to remediate the facilities. We believe that it is reasonably possible that remediation costs could vary by as much as $25 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
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
Water
ELG. On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. The rule imposes new water treatment and discharge requirements on NIPSCO's electric generating facilities to be applied between 2018 and 2023. On April 25, 2017, the EPA published notice in the Federal Register that the EPA is reconsidering the ELG in response to several petitions for reconsideration. On September 18, 2017, the EPA postponed the earliest compliance dates for flue gas desulfurization wastewater and bottom ash transport water requirements from 2018 to 2020 to potentially consider revisions to technology and numeric limits achievable. NIPSCO is unable to estimate the financial impact of the EPA reconsideration at this time. Based upon a preliminary study of the November 3, 2015 final rule, capital compliance costs were expected to be approximately $170 million. On November 1, 2016, NIPSCO filed a petition with the IURC seeking approval of the projects and recovery of the costs associated with ELG compliance. Given the current postponement of certain compliance dates under the ELG rule, NIPSCO has agreed with the settling parties as part of the settlement agreement discussed in the "CCRs" subsection above, that these ELG projects and related costs would be addressed in a later proceeding.
D. Other Matters.
NIPSCO 2016 Integrated Resource Plan. Environmental, regulatory and economic factors, including low natural gas prices and aging coal-fired units, have led NIPSCO to pursue modification of its current electric generation supply mix to include less coal-fired generation. Due to enacted CCR and ELG (subsequently postponed) regulations, NIPSCO would expect to have incurred over $1 billion in operating, maintenance, environmental and other costs if the current fleet of coal-fired generating were to remain operational.
On November 1, 2016, NIPSCO submitted its 2016 Integrated Resource Plan with the IURC. The plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The 2016 Integrated Resource Plan indicated that the most viable option for customers and NIPSCO involves the retirement of Bailly Generating Station (Units 7 and 8) as soon as mid-2018 and two units (Units 17 and 18) at the R.M. Schahfer Generating Station by the end of 2023. It is projected over the long term that the cost to customers to retire these units at these dates will be lower than maintaining and upgrading them for continuing generation.
We, as well as NIPSCO, committed to the retirement of the Bailly Generating Station units in connection with the filing of the 2016 Integrated Resource Plan, pending approval by the MISO. In the fourth quarter of 2016, the MISO approved NIPSCO's plan to retire the Bailly Generating Station units by May 31, 2018.
On February 1, 2018, as previously approved by the MISO, NIPSCO commenced a four-month outage of Bailly Generating Station Unit 8 in order to begin work on converting the unit to a synchronous condenser (a piece of equipment designed to maintain voltage to ensure continued reliability on the transmission system). Approximately $15 million of net book value of Unit 8 remained in “Net Utility Plant” as it is expected to remain used and useful upon completion of the synchronous condenser, while the remaining net book value of approximately $142 million was reclassified to “Regulatory assets (noncurrent)” on the Condensed Consolidated Balance Sheets (unaudited). These amounts continue to be amortized at a rate consistent with their inclusion in customer rates. NIPSCO expects to complete the retirement of Units 7 and 8 by May 31, 2018.
NIPSCO Pure Air. NIPSCO has a service agreement with Pure Air, a general partnership between Air Products and Chemicals, Inc. and First Air Partners LP, under which Pure Air provides scrubber services to reduce sulfur dioxide emissions for Units 7 and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8 at the Bailly Generating Station. Services under this contract commenced on July 1, 1992 and expired on June 30, 2012. The agreement was renewed effective July 1, 2012 for ten years requiring NIPSCO to pay for the services under a combination of fixed and variable charges. We have made an exhaustive effort to obtain information needed from Pure Air to determine the status of Pure Air as a VIE. However, NIPSCO has not been able to obtain this information and, as a result, it is unclear whether Pure Air is a VIE and if NIPSCO is the primary beneficiary. NIPSCO will continue to request the information required to determine whether Pure Air is a VIE. NIPSCO has no exposure to loss related to the service agreement with Pure Air and payments under this agreement were $5.1 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively. In accordance with GAAP, the renewed agreement was evaluated to determine whether the arrangement qualifies as a lease. Based on the terms of the agreement, the arrangement qualified for capital lease accounting. As the effective date of the new agreement was July 1, 2012, we capitalized this lease beginning in the third quarter of 2012.
As further discussed above in this Note 16 under the heading "NIPSCO 2016 Integrated Resource Plan," NIPSCO plans to retire the generation station units serviced by Pure Air by May 31, 2018. In December 2016, as allowed by the provisions of the service agreement, NIPSCO provided Pure Air formal notice of intent to terminate the service agreement, effective May 31, 2018. Providing this notice to Pure Air triggered a contract termination liability of $16 million which was recorded in fourth quarter of 2016. Payment of this liability is not due until NIPSCO ceases use of the scrubber services. The liability is presented in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited). In addition, NIPSCO remeasured the remaining capital lease asset and obligation to reflect the change in estimated remaining minimum lease payments. This remeasurement was a non-cash transaction that had no impact on the Statements of Consolidated Income.
17.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

Three Months Ended March 31, 2018 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2018	$0.2	$(29.4)	$(14.2)	$(43.4)
Other comprehensive income (loss) before reclassifications	(1.9)	51.1	(0.6)	48.6
Amounts reclassified from accumulated other comprehensive loss(2)	0.2	(15.7)	0.8	(14.7)
Net current-period other comprehensive income (loss)	(1.7)	35.4	0.2	33.9
Reclassification due to adoption of ASU 2018-02 (Refer to Note 2)	—	(6.3)	(3.2)	$(9.5)
Balance as of March 31, 2018	$(1.5)	$(0.3)	$(17.2)	$(19.0)

Three Months Ended March 31, 2017 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2017	$(0.6)	$(6.9)	$(17.6)	$(25.1)
Other comprehensive income before reclassifications	0.2	4.6	0.1	4.9
Amounts reclassified from accumulated other comprehensive loss	0.2	0.3	0.1	0.6
Net current-period other comprehensive income	0.4	4.9	0.2	5.5
Balance as of March 31, 2017	$(0.2)	$(2.0)	$(17.4)	$(19.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(2) Reclassification from accumulated other comprehensive loss for cash flow hedges relates primarily to the interest rate swap settlement gain. Refer to Note 8 "Risk Management Activities" for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Other, Net

Three Months Ended March 31, (in millions)	2018	2017
Interest Income	$1.7	$0.9
AFUDC Equity	3.7	2.5
Pension and other postretirement non-service cost	6.2	1.2
Interest rate swap settlement gain(1)	21.2	—
Miscellaneous	(1.5)	(2.3)
Total Other, net	$31.3	$2.3
(1)See Note 8, "Risk Management Activities," for additional information.

19.    Business Segment Information
Our operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
The following table provides information about our business segments. We use operating income as our primary measurement for each of the reported segments and make decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

	Three Months Ended March 31,
(in millions)	2018	2017
Operating Revenues
Gas Distribution Operations
Unaffiliated	$1,327.3	$1,176.3
Intersegment	3.3	3.5
Total	1,330.6	1,179.8
Electric Operations
Unaffiliated	423.3	421.7
Intersegment	0.2	0.2
Total	423.5	421.9
Corporate and Other
Unaffiliated	0.2	0.6
Intersegment	114.1	119.6
Total	114.3	120.2
Eliminations	(117.6)	(123.3)
Consolidated Operating Revenues	$1,750.8	$1,598.6
Operating Income (Loss)
Gas Distribution Operations	$321.7	$338.8
Electric Operations	83.1	77.6
Corporate and Other	(4.2)	(1.0)
Consolidated Operating Income	$400.6	$415.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) analyzes our financial condition, results of operations and cash flows and those of our subsidiaries. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Note regarding forward-looking statements" at the beginning of this report for a list of factors that may cause results to differ materially.
Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are fully regulated natural gas and electric utility companies serving customers in seven states. We generate substantially all of our operating income through these rate-regulated businesses which are summarized for financial reporting purposes into two primary reportable segments: Gas Distribution Operations and Electric Operations.
Refer to the “Business” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for further discussion of our regulated utility business segments.
Our goal is to develop strategies that benefit all stakeholders as we address changing customer conservation patterns, develop more contemporary pricing structures and embark on long-term investment programs. These strategies are intended to improve reliability and safety, enhance customer service and reduce emissions while generating sustainable returns. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner.
Summary of Consolidated Financial Results
Our operations are affected by the cost of sales. Cost of sales for the Gas Distribution Operations segment is principally comprised of the cost of natural gas used while providing transportation and distribution services to customers. Cost of sales for the Electric Operations segment is comprised of the cost of coal, related handling costs, natural gas purchased for the internal generation of electricity at NIPSCO and the cost of power purchased from third-party generators of electricity.
The majority of the cost of sales are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in operating revenues. As a result, we believe net revenues, a non-GAAP financial measure defined as operating revenues less cost of sales (excluding depreciation and amortization), provides management and investors a useful measure to analyze profitability. The presentation of net revenues herein is intended to provide supplemental information for investors regarding operating performance. Net revenues do not intend to represent operating income, the most comparable GAAP measure, as an indicator of operating performance and is not necessarily comparable to similarly titled measures reported by other companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

For the three months ended March 31, 2018 and 2017, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	2018 vs. 2017
Operating Income	$400.6	$415.4	$(14.8)

	Three Months Ended March 31,
(in millions, except per share amounts)	2018	2017	2018 vs. 2017
Operating Revenues	$1,750.8	$1,598.6	$152.2
Cost of Sales (excluding depreciation and amortization)	724.4	552.3	172.1
Total Net Revenues	1,026.4	1,046.3	(19.9)
Other Operating Expenses	625.8	630.9	(5.1)
Operating Income	400.6	415.4	(14.8)
Total Other Deductions	(61.8)	(82.9)	21.1
Income Taxes	62.7	121.2	(58.5)
Net Income	276.1	211.3	64.8
Basic Earnings Per Share	$0.82	$0.65	$0.17
Basic Average Common Shares Outstanding	338.0	323.7	14.3
On a consolidated basis, we reported net income of $276.1 million, or $0.82 per basic share for the three months ended March 31, 2018, compared to $211.3 million, or $0.65 per basic share for the same period in 2017. The increase in net income during 2018 was due primarily to decreased income taxes and increased non-operating income, as discussed below.
For the three months ended March 31, 2018, we reported operating income of $400.6 million compared to $415.4 million for the same period in 2017. The lower operating income was primarily due to decreased net revenues, attributable to a regulatory revenue reserve in 2018 resulting from the probable future refund of certain collections from customers as a result of the lower income tax rate from the TCJA, partially offset by the effects of colder weather which increased revenue for the first quarter of 2018 compared to the same period in 2017. There were also increased net revenues from new rates from infrastructure replacement programs. Other operating expenses decreased due to lower outside services and materials and supplies costs, partially offset by higher employee and administrative costs and greater depreciation expense.
Other Income (Deductions), net
Other income (deductions), net reduced income by $61.8 million in the first quarter of 2018 compared to a reduction in income of $82.9 million in the prior year. This change is due to an interest rate swap settlement gain of $21.2 million recognized in the first quarter of 2018. Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on the interest rate swap settlement.
Income Taxes
On December 22, 2017, the President signed into law the TCJA, which, among other things, enacted significant changes to the Internal Revenue Code of 1986, as amended, including a reduction in the maximum U.S. federal corporate income tax rate from 35% to 21%, and certain other provisions related specifically to the public utility industry, including the continuation of certain interest expense deductibility and excluding 100% expensing of capital investments. These changes were effective January 1, 2018.
The decrease in income tax expense from 2017 to 2018 is primarily attributable to the decrease in the federal corporate income tax rate and the effect of amortizing the regulatory liability associated with excess deferred income taxes.
Refer to “Liquidity and Capital Resources” below and Note 12, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Capital Investment
In the three months ended March 31, 2018, we invested $370.0 million in capital expenditures across our gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of our gas distribution system, construction of new electric transmission assets and maintaining our existing electric generation fleet. We continue to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expects to invest a total of approximately $1.7 to $1.8 billion in capital during 2018 to continue to modernize and improve our system across all seven states.

Liquidity
As discussed in further detail below in "Liquidity and Capital Resources," the enactment of the TCJA will have an unfavorable impact on our liquidity in 2018; however, through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements and our ability to access the capital markets, we believe there is adequate capital available to fund our operating activities and capital expenditures in 2018 and beyond. At March 31, 2018 and December 31, 2017, we had $820.4 million and $998.9 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”
Regulatory Developments
During the quarter ended March 31, 2018, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of our operating area. The discussion below summarizes significant regulatory developments that transpired during the first quarter of 2018:
Gas Distribution Operations

•
NIPSCO reached a settlement with parties to its base rate case pending before the IURC. The request, which seeks NIPSCO's first natural gas base rate increase in more than 25 years, supports continued investment in system upgrades, technology improvements and other measures to increase pipeline safety and system reliability. If the settlement is approved as filed, it will result in an annual revenue increase of $107.3 million, inclusive of amounts being recovered through various tracker programs and reflecting the impact of the TCJA. An order is expected from the IURC in the second half of 2018.

•
On April 2, 2018, NIPSCO filed a new seven-year gas infrastructure modernization program with the IURC. The filing represents approximately $1.25 billion of gas infrastructure investments through 2025. The well-established program allows for modernization of underground natural gas infrastructure and recovery of associated costs through the TDSIC. An IURC order on the new seven-year plan is expected in the second half of 2018. On February 27, 2018, NIPSCO filed its latest TDSIC tracker update request, covering $77.9 million of investments made in the second half of 2017.

•
On March 16, 2018. Columbia of Pennsylvania filed a base rate case with the Pennsylvania PUC seeking approval for an annual revenue increase of $46.9 million to upgrade and replace the underground natural gas distribution pipelines and enhance pipeline safety. An order is expected in the fourth quarter of 2018 with new rates to be implemented in December 2018.

•
On April 25, 2018, the PUCO approved Columbia of Ohio’s annual IRP tracker adjustment. The order allows recovery to begin on approximately $207 million of infrastructure investments made in 2017. In January, the PUCO approved a settlement which allows Columbia of Ohio to continue the IRP through 2022. This well-established pipeline replacement program covers replacement of priority mainline pipe and targeted customer service lines.

•
On April 13, 2018, Columbia of Massachusetts filed a rate case with the Massachusetts DPU seeking authorization to increase base rates to recover operating costs associated with federal and state regulatory mandates and capital costs associated with upgrading its gas distribution infrastructure. If approved as filed, the request would increase annual revenues by $24.1 million, net of infrastructure trackers. If approved, rates are expected to go into effect March 1, 2019.

•
Also at Columbia of Massachusetts, the Massachusetts DPU approved the 2018 GSEP on April 30, 2018. This approval authorizes recovery of incremental capital investments of $83.9 million. New rates were effective May 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•
On April 13, 2018, Columbia of Maryland filed a base rate case with the Maryland PSC. If approved as filed, the rate adjustment would result in an annual revenue increase of $6.0 million. An order is expected in the fourth quarter of 2018 with new rates effective in November 2018.

Electric Operations

•
NIPSCO continues to execute on its seven-year electric infrastructure modernization program, which includes enhancements to its electric transmission and distribution system designed to further improve system safety and reliability. The IURC-approved program represents approximately $1.25 billion of electric infrastructure investments expected to be made through 2022. On January 30, 2018, NIPSCO filed its latest tracker update request, covering $75.0 million in incremental investments made from May 2017 through November 2017. An IURC order is expected in May 2018 with new rates expected to go into effect with the first billing cycle of June 2018.

Refer to Note 7, “Regulatory Matters,” as well as to Note 16, "Other Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory matters.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Our operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

For the three months ended March 31, 2018 and 2017, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	2018 vs. 2017
Operating Income	$321.7	$338.8	$(17.1)

	Three Months Ended March 31,
(in millions)	2018	2017	2018 vs. 2017
Net Revenues
Operating Revenues	$1,330.6	$1,179.8	$150.8
Less: Cost of gas sold (excluding depreciation and amortization)	591.8	436.2	155.6
Net Revenues	738.8	743.6	(4.8)
Operating Expenses
Operation and maintenance	287.2	284.5	2.7
Depreciation and amortization	70.7	65.3	5.4
Other taxes	59.2	55.0	4.2
Total Operating Expenses	417.1	404.8	12.3
Operating Income	$321.7	$338.8	$(17.1)
Revenues
Residential	$893.0	$801.8	$91.2
Commercial	308.9	269.8	39.1
Industrial	74.7	71.5	3.2
Off-System	22.3	30.9	(8.6)
Other	31.7	5.8	25.9
Total	$1,330.6	$1,179.8	$150.8
Sales and Transportation (MMDth)
Residential	135.1	113.5	21.6
Commercial	82.2	69.4	12.8
Industrial	145.5	132.8	12.7
Off-System	7.6	10.8	(3.2)
Other	0.1	(0.1)	0.2
Total	370.5	326.4	44.1
Heating Degree Days	2,823	2,379	444
Normal Heating Degree Days	2,892	2,892	—
% Warmer than Normal	(2)%	(18)%
Gas Distribution Customers
Residential	3,179,647	3,152,352	27,295
Commercial	281,503	280,480	1,023
Industrial	6,244	6,225	19
Other	5	—	5
Total	3,467,399	3,439,057	28,342

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Comparability of line item operating results may be impacted by regulatory, tax and depreciation trackers (other than those for cost of sales) that allow for the recovery in rates of certain costs. Therefore, increases in these tracked operating expenses are generally offset by increases in net revenues and have essentially no impact on operating income.
Three months ended March 31, 2018 vs. March 31, 2017 Operating Income
For the three months ended March 31, 2018, Gas Distribution Operations reported operating income of $321.7 million, a decrease of $17.1 million from the comparable 2017 period.
Net revenues for the three months ended March 31, 2018 were $738.8 million, a decrease of $4.8 million from the same period in 2017. The change in net revenues was primarily driven by:

•	A regulatory revenue reserve in 2018 resulting from the probable future refund of certain collections from customers as a result of the lower income tax rate from the TCJA of $47.6 million.

Partially offset by:

•	The effects of colder weather in 2018 of $24.6 million.

•	New rates from infrastructure replacement programs of $12.5 million.

•	The effects of increased customer growth and usage of $6.5 million.

Operating expenses were $12.3 million higher for the three months ended March 31, 2018 compared to the same period in 2017. This change was primarily driven by:

•	Higher employee and administrative expenses of $7.7 million.

•	Increased depreciation of $5.1 million due to higher capital expenditures placed in service.

Weather
In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating degree days. Our composite heating degree days reported do not directly correlate to the weather-related dollar impact on the results of Gas Distribution Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite heating degree day comparison.
Weather in the Gas Distribution Operations service territories for the first quarter of 2018 was about 2% warmer than normal and about 19% colder than in 2017, leading to increased net revenues of $24.6 million for the quarter ended March 31, 2018 compared to the same period in 2017.
Throughput
Total volumes sold and transported for the first quarter of 2018 were 370.5 MMDth, compared to 326.4 MMDth for the same period in 2017. This 14% increase is primarily attributable to the effects of colder weather in 2018.
Economic Conditions
All of our Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on the net revenues recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered gas cost to be included in future customer billings.
Certain Gas Distribution Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions. These programs serve to further reduce our exposure to gas prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

For the three months ended March 31, 2018 and 2017, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended March 31,
(in millions)	2018	2017	2018 vs. 2017
Operating Income	$83.1	$77.6	$5.5

	Three Months Ended March 31,
(in millions)	2018	2017	2018 vs. 2017
Net Revenues
Operating revenues	$423.5	$421.9	$1.6
Less: Cost of sales (excluding depreciation and amortization)	132.7	116.2	16.5
Net Revenues	290.8	305.7	(14.9)
Operating Expenses
Operation and maintenance	126.2	138.8	(12.6)
Depreciation and amortization	65.5	72.0	(6.5)
Other taxes	16.0	17.3	(1.3)
Total Operating Expenses	207.7	228.1	(20.4)
Operating Income	$83.1	$77.6	$5.5
Revenues
Residential	$114.5	$115.7	$(1.2)
Commercial	116.9	120.7	(3.8)
Industrial	162.7	179.1	(16.4)
Wholesale	4.7	2.8	1.9
Other	24.7	3.6	21.1
Total	$423.5	$421.9	$1.6
Sales (Gigawatt Hours)
Residential	788.4	752.6	35.8
Commercial	905.7	895.0	10.7
Industrial	2,333.8	2,363.3	(29.5)
Wholesale	50.8	20.2	30.6
Other	33.2	33.4	(0.2)
Total	4,111.9	4,064.5	47.4
Electric Customers
Residential	409,962	407,321	2,641
Commercial	56,175	55,692	483
Industrial	2,300	2,315	(15)
Wholesale	739	750	(11)
Other	2	2	—
Total	469,178	466,080	3,098

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three months ended March 31, 2018 vs. March 31, 2017 Operating Income
For the first quarter of 2018, Electric Operations reported operating income of $83.1 million, an increase of $5.5 million from the comparable 2017 period.
Net revenues for the first quarter of 2018 were $290.8 million, a decrease of $14.9 million from the same period in 2017. The change in net revenues was primarily driven by:

•	Lower regulatory and depreciation trackers, which are offset in operating expense, of $13.3 million.

•	A regulatory revenue reserve in 2018 resulting from the probable future refund of certain collections from customers as a result of the lower income tax rate from the TCJA of $12.5 million.
Partially offset by:

•	Increased rates from incremental capital spend on electric transmission projects of $7.7 million.

•	The effects of colder weather of $3.0 million.

Operating expenses were $20.4 million lower for the first quarter of 2018 compared to the same period in 2017. This change was primarily driven by:

•	Lower regulatory and depreciation trackers, which are offset in net revenues, of $13.3 million.

•	Decreased materials and supplies costs of $4.9 million and lower outside service costs of $4.3 million primarily related to decreased planned maintenance.
Weather
In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating or cooling degree days. Our composite heating or cooling degree days reported do not directly correlate to the weather-related dollar impact on the results of Electric Operations. Heating or cooling degree days experienced during different times of the year may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite heating or cooling degree day comparison.
Weather in the Electric Operations’ territories for the first quarter of 2018 was about 2% warmer than normal and about 19% colder than in 2017, resulting in increased net revenues of $3.0 million for the quarter ended March 31, 2018 compared to the same period in 2017.
Sales
Electric Operations sales for the first quarter of 2018 were 4,111.9 gwh, an increase of 47.4 gwh compared to the same period in 2017.
BP Products North America. On March 29, 2018, WCE, which is currently owned by BP p.l.c ("BP") and BP Products North America, which operates the BP Refinery, filed a petition at the IURC asking that the combined operations of WCE and BP be treated as a single premise, and the WCE generation be dedicated primarily to BP Refinery operations beginning in May 2019 as WCE has self-certified as a qualifying facility at FERC. BP Refinery plans to continue to purchase electric service from NIPSCO at a reduced demand level beginning in May 2019. The extent of the reduction in demand is uncertain at this time. NIPSCO is currently evaluating the impact of the WCE petition.
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
We, as well as NIPSCO, committed to the retirement of the Bailly Generating Station units in connection with the filing of the 2016 Integrated Resource Plan, pending approval by the MISO. In the fourth quarter of 2016, the MISO approved NIPSCO's plan to retire the Bailly Generating Station units by May 31, 2018.
On February 1, 2018, as previously approved by the MISO, NIPSCO commenced a four-month outage of Bailly Generating Station Unit 8 in order to begin work on converting the unit to a synchronous condenser (a piece of equipment designed to maintain voltage to ensure continued reliability on the transmission system). Refer to Note 16-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Operating Activities
Net cash from operating activities for the three months ended March 31, 2018 was $388.2 million, a decrease of $22.9 million compared to the three months ended March 31, 2017. This decrease was driven by a combination of changes in weather and gas prices, which impacted regulatory assets, regulatory liabilities and working capital between the two periods as discussed further below.
Regulatory Assets and Liabilities. For the three months ended March 31, 2017, and 2018 the source of cash is primarily attributable to the collection of under-recovered gas costs from 2016 and 2017, respectively, which resulted from increasing gas prices toward the end of each year.
Working Capital. The change in components of working capital is primarily related to higher accounts receivable collections in 2017 versus 2018 due to colder weather and higher gas prices at the end of 2016 relative to 2017.
Income Taxes. Rates for our regulated customers include provisions for the collection of U.S. federal income taxes. The reduction in the U.S. federal corporate income tax rate as a result of the TCJA is expected to lead to a decrease in the amount billed to customers through rates, ultimately resulting in lower cash collections from operating activities. As discussed in further detail in Note 7, "Regulatory Matters," our regulated subsidiaries are engaged with the relevant state utility commissions to address the impacts of the TCJA on future customer rates. With the exception of Columbia of Maryland, rates charged to our regulated customers as of March 31, 2018 have not been adjusted to reflect the impacts of the TCJA. Accordingly, cash from operating activities has not yet been materially impacted. During the first quarter of 2018, we recorded additional TCJA-related regulatory liabilities of $49.7 million related to 2018 collections from customers which we believe are probable of being refunded back to customers once new customer rates are approved by our regulators.
In addition, we will be required to pass back to customers “excess deferred taxes” which represent amounts collected from customers in the past to cover deferred tax liabilities which, as a result of the passage of the TCJA, are now expected to be less than the originally billed amounts. Approximately $1.5 billion of excess deferred taxes related to implementation of the TCJA were recorded within "Regulatory liabilities (noncurrent)" on the Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2017. The majority of these balances relate to temporary book-to-tax differences on utility property protected by IRS normalization rules. Once modified rates are approved by our regulators, we expect this portion of the balances will be passed back to customers over the remaining average useful life of the associated property. The pass back period for the remainder of the balance will be determined by our state utility commissions in future proceedings. Our estimate of the amount and pass-back period of excess deferred taxes is subject to change pending final review by the utility commissions of the states in which we operate.
As of March 31, 2018, we had a recorded deferred tax asset of $478.9 million related to a Federal NOL carryforward. As a result of being in an NOL position, we were not required to make any cash payments for Federal income tax purposes during the three months ended March 31, 2018 or 2017. This NOL carryforward expires in 2030; however, we expect to fully utilize the carryforward benefit prior to its expiration.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2018 was $398.9 million, an increase of $55.9 million compared to the three months ended March 31, 2017. This increase was mostly attributable to increased capital expenditures in 2018.
Our capital expenditures for the three months ended March 31, 2018 were $370.0 million compared to $312.0 million for the comparable period in 2017. The increase in capital spend was driven by an increase in planned capital expenditures in the current year and the timing of payments through March 2018 compared to March 2017. We project total 2018 capital expenditures to be approximately $1.7 to $1.8 billion.
Financing Activities
Common Stock. Refer to Note 5, “Common Stock,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on common stock activity.
Long-term Debt. Refer to Note 14, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Short-term Debt. Refer to Note 15, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity.
Net Available Liquidity. As of March 31, 2018, an aggregate of $820.4 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.
The following table displays our liquidity position as of March 31, 2018 and December 31, 2017:

(in millions)	March 31, 2018	December 31, 2017
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	513.4	336.7
Less:
Drawn on Revolving Credit Facility	—	—
Commercial Paper	1,053.9	869.0
Accounts Receivable Program Utilized	513.4	336.7
Letters of Credit Outstanding Under Credit Facility	10.7	11.1
Add:
Cash and Cash Equivalents	35.0	29.0
Net Available Liquidity	$820.4	$998.9
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term loan agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires us to maintain a debt to capitalization ratio that does not exceed 75%. As of March 31, 2018, the ratio was 66.9%.
Sale of Trade Accounts Receivables. Refer to Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and certain of our subsidiaries' credit ratings and ratings outlook as of March 31, 2018. There were no changes to credit ratings or outlooks since December 31, 2017.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Columbia of Massachusetts	BBB+	Stable	Baa2	Stable	Not rated	Not rated
Commercial Paper	A-2	Stable	P-2	Stable	F3	Stable

Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2018, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $49.7 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 420,000,000 shares, $0.01 par value, of which 400,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2018, 337,598,033 shares of common stock were outstanding. We have no preferred stock outstanding as of March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Contractual Obligations. Aside from the previously referenced repayments of long-term debt, there were no material changes recorded during the three months ended March 31, 2018 to our contractual obligations as of December 31, 2017.
Off Balance Sheet Arrangements
We, along with certain of our subsidiaries, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
Refer to Note 16, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.
Market Risk Disclosures
Risk is an inherent part of our businesses. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our businesses is critical to our profitability. We seek to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal market risks that are involved in our businesses: commodity price risk, interest rate risk and credit risk. Risk management for us is a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. Our senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These may include, but are not limited to market, operational, financial, compliance and strategic risk types. In recognition of the increasingly varied and complex nature of the energy business, our risk management process, policies and procedures continue to evolve and are subject to ongoing review and modification.
Commodity Price Risk
We are exposed to commodity price risk as a result of our subsidiaries’ operations involving natural gas and power. To manage this market risk, our subsidiaries use derivatives, including commodity futures contracts, swaps, forwards and options. We do not participate in speculative energy trading activity.
Commodity price risk resulting from derivative activities at our rate-regulated subsidiaries is limited, since regulations allow recovery of prudently incurred purchased power, fuel and gas costs through the ratemaking process, including gains or losses on these derivative instruments. If states should explore additional regulatory reform, these subsidiaries may begin providing services without the benefit of the traditional ratemaking process and may be more exposed to commodity price risk.
Our subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, some of which is reflected in our restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Refer to Note 8, "Risk Management Activities," in the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of March 31, 2018 or December 31, 2017.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.0 million and $4.8 million for the three months ended March 31, 2018, and 2017, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of March 31, 2018 and December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Credit Risk
Due to the nature of the industry, credit risk is embedded in many of our business activities. Our extension of credit is governed by a Corporate Credit Risk Policy. In addition, Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by the risk management function which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative-related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to us at a future date per execution of contractual terms and conditions. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash and letters of credit.
We closely monitor the financial status of our banking credit providers. We evaluate the financial status of our banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by major credit rating agencies.
Other Information
Critical Accounting Policies
There were no significant changes to critical accounting policies for the period ended March 31, 2018.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer are responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

We are party to certain claims and legal proceedings arising in the ordinary course of business, none of which is deemed to be individually material at this time. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity. If one or more of such matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods the we would be required to pay such liability.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(3.1)	Amended and Restated Bylaws of NiSource Inc., adopted on January 26, 2018 (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on January 26, 2018).

(4.1)
Second Supplemental Indenture, dated as of February 12, 2018, between Northern Indiana Public Service Company and The Bank of New York Mellon, solely as successor trustee under the Indenture dated as of March 1, 1988 between the Company and Manufacturers Hanover Trust Company, as original trustee. *

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

NiSource Inc.
(Registrant)

Date:	May 2, 2018	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President and Chief Accounting Officer (Principal Accounting Officer)