Form 10-Q
period 2019-03-31
NISOURCE INC/DE
filed 2019-05-01
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 373,103,190 shares outstanding at April 24, 2019.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2019

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or “our”)	NiSource Inc.

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CAA	Clean Air Act
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CO2	Carbon Dioxide
CPP	Clean Power Plan
DPU	Department of Public Utilities
EGUs	Electric Utility Generating Units
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
GWh	Gigawatt hours
IRP	Infrastructure Replacement Program
IT	Information technology
IURC	Indiana Utility Regulatory Commission

DEFINED TERMS
LIBOR	London InterBank Offered Rate
LIFO	Last In, First Out
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Purchase power agreement
RCRA	Resource Conservation and Recovery Act
ROU	Right of use
SAVE	Steps to Advance Virginia's Energy Plan
SEC	Securities and Exchange Commission
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VSCC	Virginia State Corporation Commission
WCE	Whiting Clean Energy
Note regarding forward-looking statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning NiSource’s plans, strategies, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our debt obligations; any changes to the credit rating of our or certain of our subsidiaries; our ability to execute our growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; our ability to adapt to, and manage costs related to, advances in technology; any changes in our assumptions regarding the financial implications of the Greater Lawrence Incident; potential incidents and other operating risks associated with our business; our ability to obtain sufficient insurance coverage; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; any damage to our reputation, including in connection with the Greater Lawrence Incident; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential and commercial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairments of goodwill or definite-lived intangible assets; changes in taxation and accounting principles; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; the ability of our subsidiaries to generate cash; uncertainties related to the expected benefits of the Separation; our ability to manage new initiatives and organizational changes; the performance of third-party suppliers and service providers; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018
Operating Revenues
Customer revenues	$1,834.5	$1,717.2
Other revenues	35.3	33.6
Total Operating Revenues	1,869.8	1,750.8
Operating Expenses
Cost of sales (excluding depreciation and amortization)	680.3	724.4
Operation and maintenance	552.4	402.5
Depreciation and amortization	175.1	144.7
Loss (Gain) on sale of assets and impairments, net	0.2	(0.3)
Other taxes	87.6	78.9
Total Operating Expenses	1,495.6	1,350.2
Operating Income	374.2	400.6
Other Income (Deductions)
Interest expense, net	(95.6)	(93.1)
Other, net	(0.7)	31.3
Total Other Deductions, Net	(96.3)	(61.8)
Income before Income Taxes	277.9	338.8
Income Taxes	59.0	62.7
Net Income	218.9	276.1
Preferred dividends	(13.8)	—
Net Income Available to Common Shareholders	205.1	276.1
Earnings Per Share
Basic Earnings Per Share	$0.55	$0.82
Diluted Earnings Per Share	$0.55	$0.81
Basic Average Common Shares Outstanding	373.4	338.0
Diluted Average Common Shares	374.7	339.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2019	2018
Net Income	$218.9	$276.1
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	2.8	(1.7)
Net unrealized gain (loss) on cash flow hedges(2)	(19.3)	35.4
Unrecognized pension and OPEB benefit(3)	0.9	0.2
Total other comprehensive income (loss)	(15.6)	33.9
Comprehensive Income	$203.3	$310.0

(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.7 million tax expense and $0.4 million tax benefit in the first quarter of 2019 and 2018, respectively.
(2) Net unrealized gain (loss) on cash flow hedges, net of $6.5 million tax benefit and $11.7 million tax expense in the first quarter of 2019 and 2018, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.4 million and $0.1 million tax expense in the first quarter of 2019 and 2018, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2019	December 31, 2018
ASSETS
Property, Plant and Equipment
Utility plant	$23,079.7	$22,780.8
Accumulated depreciation and amortization	(7,356.9)	(7,257.9)
Net utility plant	15,722.8	15,522.9
Other property, at cost, less accumulated depreciation	18.6	19.6
Net Property, Plant and Equipment	15,741.4	15,542.5
Investments and Other Assets
Unconsolidated affiliates	2.1	2.1
Other investments	208.5	204.0
Total Investments and Other Assets	210.6	206.1
Current Assets
Cash and cash equivalents	151.0	112.8
Restricted cash	9.8	8.3
Accounts receivable (less reserve of $31.4 and $21.1, respectively)	1,132.1	1,058.5
Gas inventory	75.1	286.8
Materials and supplies, at average cost	107.3	101.0
Electric production fuel, at average cost	33.3	34.7
Exchange gas receivable	72.1	88.4
Regulatory assets	190.9	235.4
Prepayments and other	144.2	129.5
Total Current Assets	1,915.8	2,055.4
Other Assets
Regulatory assets	1,979.4	2,002.1
Goodwill	1,690.7	1,690.7
Intangible assets, net	218.0	220.7
Deferred charges and other	134.0	86.5
Total Other Assets	4,022.1	4,000.0
Total Assets	$21,889.9	$21,804.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 400,000,000 shares authorized; 373,002,671 and 372,363,656 shares outstanding, respectively	$3.8	$3.8
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 440,000 shares outstanding	880.0	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,406.5	6,403.5
Retained deficit	(1,358.0)	(1,399.3)
Accumulated other comprehensive loss	(52.8)	(37.2)
Total Stockholders’ Equity	5,779.6	5,750.9
Long-term debt, excluding amounts due within one year	7,110.1	7,105.4
Total Capitalization	12,889.7	12,856.3
Current Liabilities
Current portion of long-term debt	51.4	50.0
Short-term borrowings	2,080.0	1,977.2
Accounts payable	675.2	883.8
Dividends payable - common stock	74.6	—
Dividends payable - preferred stock	19.4	—
Customer deposits and credits	152.6	238.9
Taxes accrued	232.8	222.7
Interest accrued	93.7	90.7
Exchange gas payable	15.5	85.5
Regulatory liabilities	152.1	140.9
Legal and environmental	18.9	18.9
Accrued compensation and employee benefits	111.0	149.7
Claims accrued	258.5	114.7
Other accruals	79.5	63.8
Total Current Liabilities	4,015.2	4,036.8
Other Liabilities
Risk management liabilities	55.8	46.7
Deferred income taxes	1,391.6	1,330.5
Deferred investment tax credits	10.8	11.2
Accrued insurance liabilities	84.5	84.4
Accrued liability for postretirement and postemployment benefits	377.3	389.1
Regulatory liabilities	2,488.3	2,519.1
Asset retirement obligations	358.4	352.0
Other noncurrent liabilities	218.3	177.9
Total Other Liabilities	4,985.0	4,910.9
Commitments and Contingencies (Refer to Note 17, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$21,889.9	$21,804.0
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2019	2018
Operating Activities
Net Income	$218.9	$276.1
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	175.1	144.7
Deferred income taxes and investment tax credits	51.6	56.8
Other adjustments	6.5	(15.6)
Changes in Assets and Liabilities:
Components of working capital	(27.2)	(178.4)
Regulatory assets/liabilities	0.4	117.1
Deferred charges and other noncurrent assets	(58.3)	1.9
Other noncurrent liabilities	32.1	(14.4)
Net Cash Flows from Operating Activities	399.1	388.2
Investing Activities
Capital expenditures	(353.7)	(370.0)
Cost of removal	(25.3)	(19.0)
Other investing activities	3.6	(9.9)
Net Cash Flows used for Investing Activities	(375.4)	(398.9)
Financing Activities
Repayments of long-term debt and capital lease obligations	(2.3)	(279.0)
Premiums and other debt related costs	(4.0)	—
Repayment of short-term debt (maturity > 90 days)	(350.0)	—
Change in short-term borrowings, net (maturity ≤ 90 days)	452.8	361.6
Issuance of common stock	3.1	3.7
Acquisition of treasury stock	—	(3.6)
Dividends paid - common stock	(74.5)	(65.7)
Dividends paid - preferred stock	(9.1)	—
Net Cash Flows from Financing Activities	16.0	17.0
Change in cash, cash equivalents and restricted cash	39.7	6.3
Cash, cash equivalents and restricted cash at beginning of period	121.1	38.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$160.8	$44.7

Supplemental Disclosures of Cash Flow Information

Three Months Ended March 31, (in millions)	2019	2018
Non-cash transactions:
Capital expenditures included in current liabilities	$123.7	$145.4
Dividends declared but not paid	94.0	65.8
Reclassification of other property to regulatory assets	—	142.3

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2019	$3.8	$880.0	$(99.9)	$6,403.5	$(1,399.3)	$(37.2)	$5,750.9
Comprehensive Income:
Net Income	—	—	—	—	218.9	—	218.9
Other comprehensive loss, net of tax	—	—	—	—	—	(15.6)	(15.6)
Dividends:
Common stock ($0.40 per share)	—	—	—	—	(149.1)	—	(149.1)
Preferred stock (See Note 5)	—	—	—	—	(28.5)	—	(28.5)
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	1.3
Long-term incentive plan	—	—	—	(2.7)	—	—	(2.7)
401(k) and profit sharing	—	—	—	4.4	—	—	4.4
Balance as of March 31, 2019	$3.8	$880.0	$(99.9)	$6,406.5	$(1,358.0)	$(52.8)	$5,779.6

(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2018	$3.4	$(95.9)	$5,529.1	$(1,073.1)	$(43.4)	$4,320.1
Comprehensive Income:
Net Income	—	—	—	276.1	—	276.1
Other comprehensive income, net of tax	—	—	—	—	33.9	33.9
Common stock dividends ($0.39 per share)	—	—	—	(131.7)	—	(131.7)
Treasury stock acquired	—	(3.6)	—	—	—	(3.6)
Cumulative effect of change in accounting principle	—	—	—	9.5	(9.5)	—
Stock issuances:
Employee stock purchase plan	—	—	1.2	—	—	1.2
Long-term incentive plan	—	—	4.0	—	—	4.0
401(k) and profit sharing	—	—	6.2	—	—	6.2
Balance as of March 31, 2018	$3.4	$(99.5)	$5,540.5	$(919.2)	$(19.0)	$4,506.2

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2019	420	376,326	(3,963)	372,363
Issued:
Preferred stock	20
Employee stock purchase plan	—	50	—	50
Long-term incentive plan	—	426	—	426
401(k) and profit sharing	—	164	—	164
Balance as of March 31, 2019	440	376,966	(3,963)	373,003

	Common
Shares (in thousands)	Shares	Treasury	Outstanding
Balance as of January 1, 2018	340,813	(3,797)	337,016
Treasury Stock acquired		(149)	(149)
Issued:
Employee stock purchase plan	47	—	47
Long-term incentive plan	420	—	420
401(k) and profit sharing	264	—	264
Balance as of March 31, 2018	341,544	(3,946)	337,598
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
The pronouncement clarifies and improves certain areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. Topics 1, 2, and 5 of this update amends ASU 2016-13 as it relates to accrued interest, transfers between investment classifications, expected recoveries and reinsurance recoverables. Topic 3 improves guidance related to fair value hedges. Topic 4 of this update relates to codification improvements to ASU 2016-01.
Annual period ending after December 15, 2019, including interim periods therein. Early adoption is permitted.
We are currently evaluating the impact of codification improvements under Topics 1, 2, and 5 of this pronouncement, if any, on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). Topics 3 and 4 of this ASU are not material to us. We expect to adopt this ASU on its effective date.

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
		Annual periods ending after December 15, 2020. Early adoption is permitted.	We are currently evaluating the effects of this pronouncement on our Notes to Condensed Consolidated Financial Statements (unaudited). We expect to adopt this ASU on its effective date.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)
The pronouncement changes the impairment model for most financial assets, replacing the current "incurred loss" model. ASU 2016-13 will require the use of an "expected loss" model for instruments measured at amortized cost. It will also require entities to record allowances for available-for-sale securities rather than impair the carrying amount of the securities. Subsequent improvements to the estimated credit losses of available-for-sale securities will be recognized immediately in earnings instead of over time as they are under historic guidance.
Annual periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for annual or interim periods beginning after December 15, 2018.
We maintain investments in U.S. Treasury, corporate and mortgage-backed debt securities, which are pledged as collateral for trust accounts related to our wholly-owned insurance company. These debt securities are classified as available for sale. We also have recorded balances for trade receivables that fall within the scope of the standard. We are currently evaluating the impact of adoption, if any, on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We expect to adopt this ASU on its effective date.

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2019-01, Leases (Topic 842): Codification Improvements	See Note 16, "Leases," for our discussion of the effects of implementing these standards.
ASU 2018-11, Leases (Topic 842): Targeted Improvements
ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842
ASU 2016-02, Leases (Topic 842)

3.    Revenue Recognition
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
The tables below reconcile revenue disaggregation by customer class to segment revenue as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited) for the three months ended March 31, 2019 and March 31, 2018:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended March 31, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$975.3	$118.8	$—	$1,094.1
Commercial	330.5	119.3	—	449.8
Industrial	82.9	163.3	—	246.2
Off-system	20.1	—	—	20.1
Miscellaneous	17.2	6.9	0.2	24.3
Total Customer Revenues	$1,426.0	$408.3	$0.2	$1,834.5
Other Revenues	12.8	22.5	—	35.3
Total Operating Revenues	$1,438.8	$430.8	$0.2	$1,869.8
(1) Customer revenue amounts exclude intersegment revenues. See Note 20, "Business Segment Information," for discussion of intersegment revenues.

Three Months Ended March 31, 2018 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$893.6	$114.5	$—	$1,008.1
Commercial	308.3	116.9	—	425.2
Industrial	74.6	162.5	—	237.1
Off-system	22.3	—	—	22.3
Miscellaneous	16.8	7.5	0.2	24.5
Total Customer Revenues	$1,315.6	$401.4	$0.2	$1,717.2
Other Revenues	11.7	21.9	—	33.6
Total Operating Revenues	$1,327.3	$423.3	$0.2	$1,750.8
(1) Customer revenue amounts exclude intersegment revenues. See Note 20, "Business Segment Information," for discussion of intersegment revenues.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. The opening and closing balances of customer receivables for the three months ended March 31, 2019 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2018	$540.5	$349.1
Balance as of March 31, 2019	692.2	284.6
Increase (Decrease)	$151.7	$(64.5)

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.    Earnings Per Share
Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and forward agreements when the impact would be dilutive (See Note 5 "Equity"). The computation of diluted average common shares is as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Denominator
Basic average common shares outstanding	373,356	338,012
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	1,062	715
Shares restricted under employee stock plans	133	264
Forward Agreements	105	—
Diluted Average Common Shares	374,656	338,991

5.    Equity
ATM Program and Forward Sale Agreement. On November 1, 2018, we entered into five separate equity distribution agreements, pursuant to which we may sell, from time to time, up to an aggregate value of $500.0 million of our common stock. The program expires on December 31, 2020.
On December 6, 2018, under the ATM program, we executed a forward agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From December 6, 2018 to December 10, 2018, 4,708,098 shares were borrowed from third parties and sold by the dealer at a weighted average price of $26.55 per share. We may settle this agreement in shares, cash, or net shares by December 6, 2019. Had we settled all the shares under the forward agreement at March 31, 2019, we would have received approximately $124.3 million, based on a net price of $26.40 per share.
As of March 31, 2019, the ATM program (including impacts of the forward sale agreement discussed above) had $309.4 million of equity available for issuance. We did not have any activity under the ATM program for the three months ended March 31, 2019.
Preferred Stock. As of March 31, 2019 we had 20,000,000 shares of preferred stock authorized for issuance, of which 440,000 shares of preferred stock were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Quarter Ended March 31, 2019	March 31, 2019	December 31, 2018
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share	Outstanding
5.650% Series A	$1,000.00	400,000	$28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	$862.15	$486.1	$486.1

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were issued as a distribution with respect to the Series B Preferred Stock in order to enhance the voting rights of the Series B Preferred Stock to comply with the New York Stock Exchange’s minimum voting rights policy. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. We had a temporary LIFO liquidation debit of $21.5 million and zero as of March 31, 2019 and December 31, 2018, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
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
Certain costs of our operating companies are significant, recurring in nature and generally outside the control of the operating companies. Some states allow the recovery of such costs through cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the operating companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include GCR adjustment mechanisms, tax riders, bad debt recovery mechanisms, electric energy efficiency programs, MISO non-fuel costs and revenues, resource capacity charges, federally-mandated costs and environmental-related costs.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table describes regulatory programs to recover infrastructure replacement and other federally-mandated compliance investments currently in rates and those pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Filed	Status	Rates Effective
Columbia of Ohio	IRP - 2018(1)	$(1.6)	$207.3	1/17-12/17	February 27, 2018	Approved April 25, 2018	May 2018
Columbia of Ohio	IRP - 2019(1)	18.2	199.6	1/18-12/18	February 28, 2019	Approved April 24, 2019	May 2019
Columbia of Ohio	CEP - 2018(1)	74.5	659.9	1/11-12/17	December 1, 2017	Approved November 28, 2018	December 2018
Columbia of Ohio	CEP - 2019	16.1	122.1	1/18-12/18	February 28, 2019	Order Expected August 2019	September 2019
NIPSCO - Gas	TDSIC 9(1)(2)	(10.6)	54.4	1/18 - 6/18	August 28, 2018	Approved December 27, 2018	January 2019
NIPSCO - Gas	FMCA 1(3)	9.9	1.5	11/17-9/18	November 30, 2018	Approved March 27, 2019	April 2019
Columbia of Massachusetts	GSEP - 2019	10.7	64.0	1/19-12/19	October 31, 2018	Approved April 30, 2019	May 2019
Columbia of Virginia	SAVE - 2019	2.4	36.0	1/19-12/19	August 17, 2018	Approved October 26, 2018	January 2019
Columbia of Kentucky	AMRP - 2019	3.6	30.1	1/19-12/19	October 15, 2018	Approved December 5, 2018	January 2019
Columbia of Maryland	STRIDE - 2019	1.2	15.9	1/19-12/19	November 1, 2018	Approved December 12, 2018	January 2019
NIPSCO - Electric	TDSIC - 4(1)	(11.8)	72.2	12/17-5/18	July 31, 2018	Approved November 28, 2018	December 2018
NIPSCO - Electric	TDSIC - 5(1)	15.9	58.8	6/18-11/18	January 29, 2019	Order Expected Q2 2019	June 2019
NIPSCO - Electric	ECRM - 32	1.0	—	1/18-6/18	July 31, 2018	Approved October 31, 2018	November 2018
NIPSCO - Electric	FMCA - 9(3)	4.1	90.2	10/17-3/18	April 27, 2018	Approved July 25, 2018	August 2018
NIPSCO - Electric	FMCA - 10(3)	2.2	45.7	4/18-8/18	October 18, 2018	Approved January 29, 2019	February 2019
NIPSCO - Electric	FMCA - 11(3)	0.9	22.4	9/18-2/19	April 17, 2019	Order Expected July, 2019	August 2019
(1)Incremental revenue is net of amounts due back to customers as a result of the TCJA.
(2)Incremental revenue is net of $5.2 million of adjustments in the TDSIC-9 settlement.
(3)Incremental revenue is inclusive of tracker eligible operations and maintenance expense.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Requested Incremental Revenue	Approved or Settled Incremental Revenue	Filed	Status	Rates Effective
NIPSCO - Gas(1)	$138.1	$107.3	September 27, 2017	Approved September 19, 2018	October 2018
Columbia of Virginia(2)	$14.2	$1.3	August 28, 2018	Settlement filed April 19, 2019, Order expected Second half of 2019	February 2019
NIPSCO - Electric(3)	$21.4	$(45.0)	October 31, 2018	Partial settlement filed April 26, 2019, Order expected Second half of 2019	Second half of 2019
(1)Rates will be implemented in three steps, with implementation of step 1 rates effective October 1, 2018. Step 2 rates were effective on March 1, 2019, and step 3 rates will be effective on January 1, 2020. The IURC’s order also dismissed NIPSCO from phase 2 of the IURC’s TCJA investigation.
(2)Rates implemented subject to refund. An order of the settlement agreement, including refunds to be issued and resolution of outstanding TCJA impacts to rates, is currently pending before the VSCC.
(3)An order on the partial settlement agreement, including the resolution of outstanding TCJA impacts to rates is currently pending before the IURC. The as-filed request and partial settlement agreement also includes $83.6 million and $85.3 million, respectively, of reductions to the fuel component of base rates related to a proposed change in service structure.
Additional Regulatory Matters
Columbia of Massachusetts. On December 21, 2018, the Massachusetts DPU issued an order approving the pass back of approximately $95.8 million in excess deferred taxes associated with TCJA with new rates effective on February 1, 2019.
NIPSCO Electric. On March 29, 2018, WCE, which is currently owned by BP p.l.c ("BP") and BP Products North America, which operates the BP Refinery, filed a petition at the IURC asking that the combined operations of WCE and BP be treated as a single premise, and the WCE generation be dedicated primarily to BP Refinery operations beginning in May 2019 as WCE has self-certified as a qualifying facility at FERC. BP Refinery planned to continue to purchase electric service from NIPSCO at a reduced demand level beginning in May 2019; however, a settlement agreement was filed on November 2, 2018 agreeing that BP and WCE would not move forward with construction of a private transmission line to serve BP until conclusion of NIPSCO’s pending electric rate case. The IURC approved the settlement agreement as filed on February 20, 2019.
8.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations, namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	March 31, 2019	December 31, 2018
Risk Management Assets - Current(1)
Interest rate risk programs	$5.6	$—
Commodity price risk programs	0.9	1.1
Total	$6.5	$1.1
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$18.5
Commodity price risk programs	6.9	4.4
Total	$6.9	$22.9
Risk Management Liabilities - Current(3)
Interest rate risk programs	$—	$—
Commodity price risk programs	4.4	5.0
Total	$4.4	$5.0
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$22.4	$9.5
Commodity price risk programs	33.4	37.2
Total	$55.8	$46.7
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
NIPSCO received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments. The term of these instruments may range from five to ten years and is limited to 20 percent of NIPSCO’s average annual GCA purchase volume. Gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. These instruments are not designated as accounting hedges.
Interest Rate Risk Management
As of March 31, 2019, we have forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by 2024. These interest rate swaps are designated as cash flow hedges. The effective portions of the gains and losses related to these swaps are recorded to AOCI and are recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at March 31, 2019 and December 31, 2018.
Our derivative instruments measured at fair value as of March 31, 2019 and December 31, 2018 do not contain any credit-risk-related contingent features.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

Recurring Fair Value Measurements March 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2019
Assets
Risk management assets	$—	$13.4	$—	$13.4
Available-for-sale securities	—	138.2	—	138.2
Total	$—	$151.6	$—	$151.6
Liabilities
Risk management liabilities	$—	$60.2	$—	$60.2
Total	$—	$60.2	$—	$60.2

Recurring Fair Value Measurements December 31, 2018 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets
Risk management assets	$—	$24.0	$—	$24.0
Available-for-sale securities	—	138.3	—	138.3
Total	$—	$162.3	$—	$162.3
Liabilities
Risk management liabilities	$—	$51.7	$—	$51.7
Total	$—	$51.7	$—	$51.7

Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2019 and December 31, 2018, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to our wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at March 31, 2019 and December 31, 2018 were:

March 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$22.0	$—	$—	$22.0
Corporate/Other debt securities	115.7	1.4	(0.9)	116.2
Total	$137.7	$1.4	$(0.9)	$138.2

December 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$23.6	$0.1	$(0.1)	$23.6
Corporate/Other debt securities	117.7	0.4	(3.4)	114.7
Total	$141.3	$0.5	$(3.5)	$138.3

Realized gains and losses on available-for-sale securities were immaterial for the three months ended March 31, 2019 and 2018.
The cost of maturities sold is based upon specific identification. At March 31, 2019, approximately $5.6 million of U.S. Treasury debt securities and approximately $3.6 million of Corporate/Other debt securities have maturities of less than a year.

There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three months ended March 31, 2019.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the three months ended March 31, 2019, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2019	Estimated Fair Value as of March 31, 2019	Carrying Amount as of Dec. 31, 2018	Estimated Fair Value as of Dec. 31, 2018
Long-term debt (including current portion)	$7,161.5	$7,533.6	$7,155.4	$7,228.3

10.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between May 2019 and October 2019 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2019, the maximum amount of debt that could be recognized related to our accounts receivable programs is $500.0 million.
The following table reflects the gross receivables balance and net receivables transferred as well as short-term borrowings related to the securitization transactions as of March 31, 2019 and December 31, 2018:

(in millions)	March 31, 2019	December 31, 2018
Gross Receivables	$742.7	$694.4
Less: Receivables not transferred	242.7	295.2
Net receivables transferred	$500.0	$399.2
Short-term debt due to asset securitization	$500.0	$399.2

For the three months ended March 31, 2019 and 2018, $100.8 million and $176.7 million, respectively, was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.8 million for the three months ended March 31, 2019 and 2018. We remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.

11.    Goodwill
 The following presents our goodwill balance allocated by segment as of March 31, 2019:

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

12.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2019 and 2018, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2019 and 2018 were 21.2% and 18.5%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the effects of tax credits, state income taxes, the amortization of excess deferred federal income tax liabilities, as specified in the TCJA and in utility ratemaking proceedings and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 2.7% in 2019 compared to 2018 is primarily due to the relative impact of permanent differences on higher estimated pre-tax income in 2019 compared to 2018.
There were no material changes recorded in 2019 to our uncertain tax positions as of December 31, 2018.
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
For the three months ended March 31, 2019, we contributed $0.6 million to our pension plans and $5.7 million to our other postretirement benefit plans.
The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three months ended March 31, 2019 and 2018:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2019	2018	2019	2018
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$7.3	$7.9	$1.3	$1.3
Interest cost	18.2	16.6	4.8	4.4
Expected return on assets	(27.2)	(36.3)	(3.3)	(3.7)
Amortization of prior service credit	—	(0.1)	(0.8)	(1.0)
Recognized actuarial loss	11.4	10.2	0.5	0.9
Total Net Periodic Benefit (Income) Cost	$9.7	$(1.7)	$2.5	$1.9
(1)The service cost component, and all non-service cost components, of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (unaudited).

14.    Long-Term Debt
On April 1, 2019, NIPSCO redeemed $41.0 million of 5.85% pollution control bonds at maturity.
15.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs and term loan borrowings. Each of these borrowing sources is described further below.
We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. On February 20, 2019, we extended the termination date of our revolving credit facility to February 20, 2024. At March 31, 2019 and December 31, 2018, we had no outstanding borrowings under this facility.
Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had $980.0 million and $978.0 million of commercial paper outstanding as of March 31, 2019 and December 31, 2018, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). We had $500.0 million in transfers as of March 31, 2019 and $399.2 million as of December 31, 2018. Refer to Note 10, "Transfers of Financial Assets," for additional information.
Short-term borrowings were as follows:

(in millions)	March 31, 2019	December 31, 2018
Commercial paper weighted-average interest rate of 2.90% and 2.96% at March 31, 2019 and December 31, 2018, respectively	$980.0	$978.0
Accounts receivable securitization facility borrowings	500.0	399.2
Term loan weighted-average interest rate of 3.00% and 3.07% at March 31, 2019 and December 31, 2018, respectively	600.0	600.0
Total Short-Term Borrowings	$2,080.0	$1,977.2

Other than for the term loan and certain commercial paper borrowings, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
On April 17, 2019, we amended our existing term loan agreement with a syndicate of banks, with MUFG Bank Ltd. as the Administrative Agent, Sole Lead Arranger and Sole Bookrunner. The amendment increased the amount of our term loan from $600.0 million to$850.0 million and extended the maturity date to April 16, 2020. Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing. The available variable rate structures from which we may choose are defined in the term loan agreement. Under the agreement, we borrowed $850.0 million on April 17, 2019 with an interest rate of LIBOR plus 60 basis points.

16.    Leases
ASC 842 Adoption. In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. The standard requires that lessees recognize the following for all leases (with the exception of short-term leases, as that term is defined in the standard) at the lease commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In 2018, the FASB issued ASU 2018-01, Leases (ASC 842): Land Easement Practical Expedient for Transition to ASC 842, which allows us to not evaluate existing land easements under ASC 842, and ASU 2018-11, Leases (ASC 842): Targeted Improvements, which allows calendar year entities to initially apply ASC 842 prospectively from January 1, 2019.
We adopted the provisions of ASC 842 beginning on January 1, 2019, using the transition method provided in ASU 2018-11, which was applied to all existing leases at that date. As such, results for reporting periods beginning after January 1, 2019 will be presented under ASC 842, while prior period amounts will continue to be reported in accordance with ASC 840. We elected a number of practical expedients, including the "practical expedient package" described in ASC 842-10-65-1 and the provisions of ASU 2018-01, which allows us to not evaluate existing land easements under ASC 842. Further, ASC 842 provides lessees the option of electing an accounting policy, by class of underlying asset, in which the lessee may choose not to separate nonlease components from lease components. We elected this practical expedient for our leases of fleet vehicles, IT assets and railcars. We elected to use a practical expedient that allows the use of hindsight in determining lease terms when evaluating leases that existed at the implementation date. We also elected the short-term lease recognition exemption, allowing us to not recognize ROU assets or lease liabilities for all leases that qualify.
Adoption of the new standard resulted in the recording of additional lease liabilities and corresponding ROU assets of $57.0 million on our Condensed Consolidated Balance Sheets (unaudited) as of January 1, 2019. The standard had no material impact on our Condensed Statements of Consolidated Income (unaudited) or our Condensed Statements of Consolidated Cash Flows (unaudited).
Lease Descriptions. We are the lessee for substantially all of our leasing activity, which includes operating and finance leases for corporate and field offices, railcars, fleet vehicles and certain IT assets. Our corporate and field office leases have remaining lease terms between 1 and 25 years with options to renew the leases for up to 25 years. We lease railcars to transport coal to and from our electric generation facilities in Indiana. Our railcars are specifically identified in the lease agreements and have lease terms between 1 and 3 years with options to renew for 1 year. Our fleet vehicles include trucks, trailers and equipment that have been

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

customized specifically for use in the utility industry. We lease fleet vehicles on 1 year terms, after which we have the option to extend on a month-to-month basis or terminate with written notice. ROU assets and liabilities on our Condensed Consolidated Balance Sheets (unaudited) do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so.
We lease the majority of our IT assets under 4 year lease terms. Ownership of leased IT assets is transferred to us at the end of the lease term. We have not provided material residual value guarantees for our leases, nor do our leases contain material restrictions or covenants. Lease contracts containing renewal and termination options are mostly exercisable at our sole discretion. Certain of our real estate and railcar leases include renewal periods in the measurement of the lease obligation if we have deemed the renewals reasonably certain to be exercised.
With respect to service contracts involving the use of assets, if we have the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, we account for the service contract as a lease. Unless specifically provided to us by the lessor, we utilize NiSource's collateralized incremental borrowing rate commensurate to the lease term as the discount rate for all of our leases.
The components of lease expense are presented in the following lines on the Condensed Statements of Consolidated Income (unaudited):

Three Months Ended March 31, (in millions)	Income Statement Classification	2019
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$3.7
Interest on lease liabilities	Interest expense, net	2.9
Total finance lease cost(1)		6.6
Operating lease cost(2)	Operation and maintenance	3.7
Short-term lease cost	Operation and maintenance	0.7
Total lease cost		$11.0
(1)Total finance lease cost includes $0.6 million in costs that have been capitalized into Net Property, Plant and Equipment.
(2)Operating lease cost includes $0.3 million in costs that have been capitalized into Net Property, Plant and Equipment.
Our right-of-use assets and liabilities are presented in the following lines on the Condensed Consolidated Balance Sheets (unaudited):

Three Months Ended March 31, (in millions)	Balance Sheet Classification	2019
Assets
Finance leases	Net Property, Plant and Equipment	$179.8
Operating leases	Deferred charges and other	53.8
Total leased assets		233.6
Liabilities
Current
Finance leases	Current portion of long-term debt	10.4
Operating leases	Other accruals	9.3
Noncurrent
Finance leases	Long-term debt, excluding amounts due within one year	188.5
Operating leases	Other noncurrent liabilities	44.5
Total lease liabilities		$252.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Other pertinent information related to leases was as follows:

Three Months Ended March 31, (in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3.0
Operating cash flows from operating leases	3.7
Financing cash flows from finance leases	2.4
Right-of-use assets obtained in exchange for lease obligations
Finance leases	6.6
Operating leases	$0.1

March 31, 2019
Weighted-average remaining lease term (years)
Finance leases	15.8
Operating leases	10.1
Weighted-average discount rate
Finance leases	5.8%
Operating leases	4.4%

Maturities of our lease liabilities presented on a rolling 12-month basis were as follows:

As of March 31, 2019, (in millions)	Total	Finance Leases	Operating Leases
Year 1	$35.5	$24.0	$11.5
Year 2	31.8	23.7	8.1
Year 3	31.0	23.9	7.1
Year 4	28.8	22.7	6.1
Year 5	25.8	20.1	5.7
Thereafter	246.7	217.7	29.0
Total lease payments	399.6	332.1	67.5
Less: Imputed interest	(125.2)	(111.5)	(13.7)
Less: Leases not yet commenced(1)	(21.7)	(21.7)	—
Total	252.7	198.9	53.8
Reported as of March 31, 2019
Short-term lease liabilities	19.7	10.4	9.3
Long-term lease liabilities	233.0	188.5	44.5
Total lease liabilities	$252.7	$198.9	$53.8
(1) Expected payments include obligations for leases not yet commenced of approximately $21.7 million for interconnection facilities. The facilities will have a lease term of 10 years, with an estimated commencement in the second quarter of 2019.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Disclosures Related to Periods Prior to Adoption of ASC 842.
As of December 31, 2018, total contractual obligations for capital and operating leases were as follows:

As of December 31, 2018, (in millions)	Total	Capital Leases(1)	Operating Leases(2)
2019	$34.0	$23.0	$11.0
2020	29.8	22.5	7.3
2021	28.7	22.6	6.1
2022	26.3	22.1	4.2
2023	22.6	19.8	2.8
Thereafter	226.9	212.4	14.5
Total lease payments	$368.3	$322.4	$45.9
(1)Capital lease payments shown above are inclusive of interest totaling $114.6 million.
(2)Operating lease balances do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so. Expected payments are $26.7 million in 2019, $22.4 million in 2020, $16.6 million in 2021, $12.3 million in 2022, $9.3 million in 2023 and $8.8 million thereafter.

17.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of March 31, 2019 and December 31, 2018, we had issued stand-by letters of credit of $10.2 million.
 B. Legal Proceedings. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident"). The Greater Lawrence Incident resulted in one fatality and a number of injuries, damaged multiple homes and businesses, and caused the temporary evacuation of significant portions of each municipality. The Massachusetts Governor’s Office declared a state of emergency, authorizing the Massachusetts DPU to order another utility company to coordinate the restoration of utility services in Lawrence, Andover and North Andover. The incident resulted in the interruption of gas service for approximately 7,500 gas meters, the majority of which serve residences and approximately 700 of which serve businesses, and the interruption of other utility service more broadly in the area. Columbia of Massachusetts has replaced the cast iron and bare steel gas pipeline system in the affected area and restored service to nearly all of the gas meters. See “ - D. Other Matters - Greater Lawrence Pipeline Replacement” below for more information.
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
NTSB Investigation. As noted above, the NTSB is investigating the Greater Lawrence Incident. The parties to the investigation include the PHMSA, the Massachusetts DPU, Columbia of Massachusetts, and the Massachusetts State Police. We are cooperating with the NTSB and have provided information to assist in its ongoing investigation into relevant facts related to the event, the probable cause, and its development of safety recommendations.
According to the preliminary public report that the NTSB issued on October 11, 2018, an over-pressurization of a low-pressure gas distribution system occurred that was related to work being done on behalf of Columbia of Massachusetts on a pipeline replacement project in Lawrence. According to the report, sensing lines detected a drop in pressure in a portion of mainline that was being abandoned, causing a regulator to open up and increase pressure in the system to a level that exceeded the maximum allowable operating pressure of the distribution system.
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
Since the Greater Lawrence Incident, we have identified, and moved ahead with, new steps to enhance system safety and reliability and to safeguard against over-pressurization. Some of these measures have already been completed and others are in process. These Company-wide safety measures will include enhanced measures as called for in the NTSB’s recommendations. We have committed to a program to install over-pressurization protection devices on all of our low-pressure systems, which is described in “ - D. Other Matters.”
Massachusetts Regulatory and Legislative Matters. Under Massachusetts law, the DPU is authorized to investigate potential violations of pipeline safety regulations and to assess a civil penalty of up to $209,000 for a violation of federal pipeline safety regulations. A separate violation occurs for each day of violation up to $2.1 million for a related series of violations. The Massachusetts DPU also is authorized to investigate potential violations of the Columbia of Massachusetts emergency response plan and to assess penalties of up to $250,000 per violation, or up to $20 million per related series of violations. Further, as a result of the declaration of emergency by the Governor, the DPU is authorized to investigate potential violations of the DPU's operational directives during the restoration efforts and assess penalties of up to $1 million per violation. The timing and outcome of any such investigations are uncertain at this time.
The Massachusetts DPU has retained an independent evaluator to conduct a statewide examination of the safety of the natural gas distribution system and the operational and maintenance functions of natural gas companies in the Commonwealth of Massachusetts. Through authority granted by the Massachusetts Governor under the state of emergency, the Chair of the Massachusetts DPU will direct all natural gas distribution companies operating in the Commonwealth to fund the statewide examination. The statewide examination is underway and we have responded to the evaluator’s information requests. The independent evaluator is expected to produce a report with recommendations. The examination is expected to complement, but not duplicate, the NTSB’s investigation.
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
On December 18, 2018, the Massachusetts DPU issued an order requiring Columbia of Massachusetts to enter into an agreement with a Massachusetts-based engineering firm to monitor Columbia of Massachusetts’ remaining restoration and recovery work in the Greater Lawrence area. The order requires Columbia of Massachusetts to take measures to ensure that adequate heat and hot water and gas appliances are provided to all affected properties, repave all affected streets, roadways, sidewalks and other areas in accordance with applicable DPU standards and precedents, consult with the affected communities and discuss plans for restoring affected hard or soft surfaces, and replace all gas boilers and furnaces and other gas-fired equipment at affected residences. Under the order, all restoration work beginning in 2019 is required to be completed no later than October 31, 2019, unless an earlier or later date is agreed to with any of the affected communities. We have agreed to complete the work by September 15, 2019. Also, under the order, Columbia of Massachusetts will be required to maintain quantitative measures, which must be verified by officials of the affected communities, to track its progress in completing all of the remaining work. Estimates for the cost of this work are included in the estimated ranges of loss noted below, which is discussed in “- D. Other Matters - Greater Lawrence Incident Restoration" and " - Greater Lawrence Pipeline Replacement” below. Our failure to adhere to any of the requirements in the order may result in penalties of up to $1 million per violation.
In December 2018, the President of Columbia of Massachusetts testified before a joint state legislative committee on telecommunications, utilities and energy with other industry officials about gas system safety in Massachusetts and regulatory oversight. Increased scrutiny related to these matters, including additional legislative oversight hearings and new legislative proposals, is expected to continue during the current two-year legislative session.
On December 31, 2018, the Massachusetts Governor signed into law legislation requiring a certified professional engineer to review and approve gas pipeline work that could pose a “material risk” to public safety, consistent with the NTSB’s recommendation.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Massachusetts DPU has issued interim guidelines and the existing moratorium has been lifted. The DPU issued an Order Opening Inquiry (Notice of Inquiry) on March 18, 2019, and Columbia of Massachusetts has submitted comments.
U.S. Department of Justice Investigation. The Company and Columbia of Massachusetts are subject to a criminal investigation related to the Greater Lawrence Incident that is being conducted under the supervision of the U.S. Attorney's Office for the District of Massachusetts. The initial grand jury subpoenas were served on the Company and Columbia of Massachusetts on September 24, 2018. The Company and Columbia of Massachusetts are cooperating with the investigation. We are unable to estimate the amount (or range of amounts) of reasonably possible losses associated with any civil or criminal penalties that could be imposed on the Company or Columbia of Massachusetts.
U.S. Congressional Hearing. In November 2018, executives of the Company and Columbia of Massachusetts testified at a U.S. Senate hearing regarding the Greater Lawrence Incident and natural gas pipeline safety. Increased scrutiny related to these matters, including additional federal congressional hearings and new legislative proposals, is expected to continue through 2019.
SEC Investigation. On February 11, 2019, the SEC notified the Company that it is conducting an investigation of the Company related to disclosures made prior to the Greater Lawrence Incident. We are cooperating with the investigation.
Private Actions. Various lawsuits, including several purported class action lawsuits, have been filed by various affected residents or businesses in Massachusetts state courts against the Company and/or Columbia of Massachusetts in connection with the Greater Lawrence Incident. A special judge has been appointed to hear all pending and future cases and the class actions will be consolidated into one class action. On January 14, 2019, the special judge granted the parties’ joint motion to stay all cases until April 30, 2019 to allow mediation, and the parties subsequently agreed to extend the stay until May 13. The class action lawsuits allege varying causes of action, including those for strict liability for ultra-hazardous activity, negligence, private nuisance, public nuisance, premises liability, trespass, breach of warranty, breach of contract, failure to warn, unjust enrichment, consumer protection act claims, negligent, reckless and intentional infliction of emotional distress and gross negligence, and seek actual compensatory damages, plus treble damages, and punitive damages. Many residents and business owners have submitted individual damage claims to Columbia of Massachusetts. We also have received notice from three parties indicating an intent to assert wrongful death claims. In Massachusetts, punitive damages are available in a wrongful death action upon proof of gross negligence or willful or reckless conduct causing the death. In addition, the Commonwealth of Massachusetts and the municipalities of Lawrence, Andover and North Andover are seeking reimbursement from Columbia of Massachusetts for their respective expenses incurred in connection with the Greater Lawrence Incident. The outcomes and impacts of the private actions are uncertain at this time. We are discussing potential settlements with the affected municipalities and certain of the wrongful death and bodily injury plaintiffs. On April 25, 2019, we entered into a settlement agreement with certain of these plaintiffs involving bodily injury claims, subject to certain conditions, including court approval.
Financial Impact. During the quarter ended March 31, 2019, we expensed approximately $204 million for estimated third-party claims related to the Greater Lawrence Incident, including, but not limited to, personal injury and property damage claims, damage to infrastructure and mutual aid payments to other utilities assisting with the restoration effort. Including the $757 million recorded during 2018, we estimate that total costs related to third-party claims resulting from the incident will range from $961 million to $1,010 million, depending on the final outcome of ongoing reviews and the number, nature, and value of third-party claims. The amounts set forth above do not include costs of certain third party claims that we are not able to estimate, non-claims related expenses resulting from the incident or the estimated capital cost of the pipeline replacement, which is set forth in " - D. Other Matters - Greater Lawrence Incident Restoration" and " - Greater Lawrence Pipeline Replacement," respectively, below.
The process for estimating costs associated with third-party claims relating to the Greater Lawrence Incident requires management to exercise significant judgment based on a number of assumptions and subjective factors. As more information becomes known, including additional information resulting from the NTSB investigation and private actions, management’s estimates and assumptions regarding the financial impact of the Greater Lawrence Incident may change. The increase in estimated total costs related to third-party claims from those disclosed in our Form 10-K for the year ended December 31, 2018 resulted primarily from receiving additional information regarding legal claims and the required scope of the restoration work inside the affected homes.
Expenses described above are presented within “Operation and maintenance” in our Statements of Consolidated Income.
We believe that it is reasonably possible that the total amount of the financial loss will be greater than the amount recorded, but we are unable to reasonably estimate the additional loss and the upper end of the range for the class action lawsuits and certain other private action claims because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against NiSource and Columbia of Massachusetts, whether certain claims can be brought as a class action, and the number of plaintiffs who may bring such claims.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

We will continue to review the available information and other information as it becomes available, including evidence from or held by other parties, claims that have not yet been submitted, and additional information about the nature and extent of personal and business property damage and losses, the nature, number and severity of personal injuries, and information made available through the discovery process.
In addition, it is not possible at this timesub to reasonably estimate the total amount of any expenses associated with government investigations and fines, penalties or settlements with certain governmental authorities, including the Massachusetts DPU and other regulators, that we may incur in connection with the Greater Lawrence Incident. Therefore, the foregoing amounts do not include estimates of the total amount that we may incur for any such fines, penalties or settlements.
We maintain liability insurance for damages in the approximate amount of $800 million and property insurance for gas pipelines and other applicable property in the approximate amount of $300 million. Total expenses related to the incident have exceeded the total amount of insurance coverage available under our policies. While we believe that a substantial amount of expenses related to the Greater Lawrence Incident will be covered by insurance, insurers providing property and liability insurance to the Company or Columbia of Massachusetts are raising defenses to coverage under the terms and conditions of the respective insurance policies which contain various exclusions and conditions that could limit the amount of insurance proceeds to the Company or Columbia of Massachusetts. We are not able to estimate the amount of expenses that will not be covered by insurance, but these amounts are material to our financial statements. Certain types of damages, expenses or claimed costs, such as fines or penalties, may be excluded under the policies. An amount of $100 million for insurance recoveries was recorded during the quarter ended March 31, 2019 in addition to the $135 million of insurance recoveries that were recorded during 2018. As of March 31, 2019, $113 million had been collected, of which $108 million was collected during the three months ended March 31, 2019. Additional collections of insurance proceeds in the amount of $22 million were received subsequent to the March 31, 2019 balance sheet date. The remaining insurance receivable balance of $122 million as of March 31, 2019 is presented within “Accounts receivable.” To the extent that we are not successful in obtaining insurance recoveries in the amount recorded for such recoveries as of March 31, 2019, it could result in a charge against "Operation and maintenance" expense. We are currently unable to predict the timing of additional future insurance recoveries.
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
As of March 31, 2019 and December 31, 2018, we had recorded a liability of $99.7 million and $101.2 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities". We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Electric Operations' compliance estimates disclosed below are reflective of NIPSCO's Integrated Resource Plan submitted to the IURC on October 31, 2018. See section D, "Other Matters NIPSCO 2018 Integrated Resource Plan," below for additional information.
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
CPP and ACE Rules. On October 23, 2015, the EPA issued the CPP to regulate CO2 emissions from existing fossil-fuel EGUs under section 111(d) of the CAA. The U.S. Supreme Court has stayed implementation of the CPP until litigation is decided on its merits, and the EPA under the current administration has proposed to repeal the CPP. On August 31, 2018, the EPA published a proposal to replace the CPP with the ACE rule, which establishes guidelines for states to use when developing plans to reduce CO2 emissions from existing coal-fired EGUs. The proposal would provide states three years after a final rule is issued to develop state-specific plans, and the EPA would have 12 months to act on a complete state plan submittal. Within two years after a finding of failure to submit a complete plan, or disapproval of a state plan, the EPA would issue a federal plan. NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2018. Our total estimated liability related to the facilities subject to remediation was $96.4 million and $97.5 million at March 31, 2019 and December 31, 2018, respectively. The liability represents our best estimate of the probable cost to remediate the facilities. We believe that it is reasonably possible that remediation costs could vary by as much as $20 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
The publication of the CCR rule resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. In addition, to comply with the rule, NIPSCO incurred capital expenditures to modify its infrastructure and manage CCRs. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary.
NIPSCO filed a petition on November 1, 2016 with the IURC seeking approval of the projects and recovery of the costs associated with CCR compliance. On June 9, 2017, NIPSCO filed with the IURC a settlement reached with certain parties regarding the CCR projects and treatment of associated costs. The IURC approved the settlement in an order on December 13, 2017. Capital compliance costs totaled approximately $193 million, with the projects being substantially complete and in service as of March 31, 2019.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Water
ELG. On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. The final rule became effective January 4, 2016. Based upon a preliminary study of the November 3, 2015 final rule, capital compliance costs were expected to be approximately $170 million. The EPA is expected to release a draft ELG reconsideration rule in 2019. However, NIPSCO does not anticipate material ELG compliance costs based on the preferred option announced as part of NIPSCO's 2018 Integrated Resource Plan (discussed below).
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
The Integrated Resource Plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The preferred option within the Integrated Resource Plan retires R.M. Schahfer Generating Station (Units 14, 15, 17, and 18) by 2023 and Michigan City Generating Station (Unit 12) by 2028. These units represent 2,080 MW of generating capacity, equal to 72% of NIPSCO’s remaining generating capacity (and 100% of NIPSCO's remaining coal-fired generating capacity) after the retirement of Bailly Units 7 and 8 on May 31, 2018.
The current replacement plan includes renewable sources of energy, including wind, solar, and battery storage to be obtained through a combination of NIPSCO ownership and PPAs.
In January 2019, NIPSCO executed two 20 year PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MW. The facilities supplying the energy will have a combined nameplate capacity of approximately 700 MW. NIPSCO's purchase requirement under the PPAs is dependent on satisfactory approval of the PPAs by the IURC. NIPSCO submitted the PPAs to the IURC for approval in February 2019. An IURC order is anticipated in the third quarter of 2019. If approved by the IURC, payments under the PPAs will not begin until the associated generation facilities are constructed by the owner / seller which is expected to be complete by the end of 2020.
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
Greater Lawrence Incident Restoration. In addition to the amounts recorded for third-party claims (described above in " - B. Legal Proceedings"), we expensed approximately $32 million for other incident-related costs during the three months ended March 31, 2019. These expenses include certain consulting costs, claims center costs and labor and related expenses incurred in connection with the incident. Including the $266 million recorded during 2018, we expect to incur a total of $360 million to $370 million in such incident-related costs, depending on the incurrence of future restoration work. The amounts set forth above do not include the estimated capital cost of the pipeline replacement, which is set forth below. The increase in estimated total incident-related expenses from those disclosed in our Form 10-K for the year ended December 31, 2018 resulted primarily from receiving additional information regarding the extended period of time over which the restoration work would take place, higher than anticipated costs from vendors and increased estimates for consultants and claim center costs.
We maintain liability insurance for damages in the approximate amount of $800 million and property insurance for gas pipelines and other applicable property in the approximate amount of $300 million. Total expenses related to the incident have exceeded the total amount of insurance coverage available under our policies. While we believe that a substantial amount of expenses related to the Greater Lawrence Incident will be covered by insurance, insurers providing property and liability insurance to the Company or Columbia of Massachusetts are raising defenses to coverage under the terms and conditions of the respective insurance policies which contain various exclusions and conditions that could limit the amount of insurance proceeds to the Company or Columbia of Massachusetts. We are not able to estimate the amount of expenses that will not be covered by insurance, but these amounts are material to our financial statements. Certain types of damages, expenses or claimed costs, such as fines or penalties, may be excluded under the policies. As discussed above in “- B. Legal Proceedings,” $100 million for insurance recoveries was recorded during the quarter ended March 31, 2019 in addition to the $135 million of insurance recoveries that were recorded during 2018.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

As of March 31, 2019, $113 million had been collected, of which $108 million was collected during the three months ended March 31, 2019. Additional collections of insurance proceeds in the amount of $22 million were received subsequent to the March 31, 2019 balance sheet date. We are currently unable to predict the timing of future insurance recoveries. To the extent that we are not successful in obtaining insurance recoveries in the amount recorded for such recoveries as of March 31, 2019, it could result in a charge against “Operation and maintenance” expense.
Substantially all of the $346 million liability for third-party claims and other incident-related costs remaining as of March 31, 2019 is presented within "Current liabilities" in our Condensed Consolidated Balance Sheets (unaudited). The remaining insurance receivable balance of $122 million as of March 31, 2019 is presented within “Accounts receivable.”
Greater Lawrence Pipeline Replacement. In connection with the Greater Lawrence Incident, Columbia of Massachusetts, in cooperation with the Massachusetts Governor’s office, replaced the entire affected 45-mile cast iron and bare steel pipeline system that delivers gas to approximately 7,500 gas meters, the majority of which serve residences and approximately 700 of which serve businesses impacted in the Greater Lawrence Incident. This system was replaced with plastic distribution mains and service lines, as well as enhanced safety features such as pressure regulation and excess flow valves at each premise. At the request of the Massachusetts DPU, which was instructed by the Massachusetts Governor through his executive authority under a state of emergency, Columbia of Massachusetts hired an outside contractor to serve as the Chief Recovery Officer for the Greater Lawrence Incident, responsible for command, control and communications. Columbia of Massachusetts restored gas service to nearly all homes and workplaces in December 2018. With the restoration and recovery efforts now substantially complete, the service of the Chief Recovery Officer is complete and the next phase of the effort is being managed by Columbia of Massachusetts under the third party oversight of a Massachusetts-based engineering firm as set forth above under “ - B. Legal Proceedings.”
Since the Greater Lawrence Incident and through March 31, 2019, we have incurred approximately $177 million of capital spend for the pipeline replacement, of which approximately $10 million was incurred in 2019. We estimate this replacement work will cost between $240 million and $250 million in total. Columbia of Massachusetts has provided notice to its property insurer of the Greater Lawrence Incident and discussions around the claim and recovery have commenced. The recovery of any capital investment not reimbursed through insurance will be addressed in a future regulatory proceeding. The outcome of such a proceeding is uncertain. In accordance with ASC 980-360, if it becomes probable that a portion of the pipeline replacement cost will not be recoverable through customer rates and an amount can be reasonably estimated, we will reduce our regulated plant balance for the amount of the probable disallowance and record an associated charge to earnings. This could result in a material adverse effect to our financial condition, results of operations and cash flows. Additionally, if a rate order is received allowing recovery of the investment with no or reduced return on investment, a loss on disallowance may be required.
In addition, we have committed to a capital investment program to install over-pressurization protection devices on all of our low-pressure systems as described above in “-B. Legal Proceedings.” These devices operate like circuit-breakers, so that if operating pressure is too high or too low, regardless of the cause, they are designed to immediately shut down the supply of gas to the system. The program also includes installing remote monitoring devices on all low-pressure systems, enabling gas control centers to continuously monitor pressure at regulator stations. In addition, we have conducted a field survey of all regulator stations and initiated an engineering review of those regulator stations; we are verifying and enhancing our maps and records of low-pressure regulator stations; and we initiated a process so that our personnel will be present whenever excavation work is being done in close proximity to a regulator station.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2019	$(2.4)	$(13.0)	$(21.8)	$(37.2)
Other comprehensive income (loss) before reclassifications	2.7	(19.3)	0.5	(16.1)
Amounts reclassified from accumulated other comprehensive loss	0.1	—	0.4	0.5
Net current-period other comprehensive income (loss)	2.8	(19.3)	0.9	(15.6)
Balance as of March 31, 2019	$0.4	$(32.3)	$(20.9)	$(52.8)

	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2018	$0.2	$(29.4)	$(14.2)	$(43.4)
Other comprehensive income (loss) before reclassifications	(1.9)	51.1	(0.6)	48.6
Amounts reclassified from accumulated other comprehensive loss	0.2	(15.7)	0.8	(14.7)
Net current-period other comprehensive income (loss)	(1.7)	35.4	0.2	33.9
Reclassification due to adoption of ASU 2018-02	—	(6.3)	(3.2)	(9.5)
Balance as of March 31, 2018	$(1.5)	$(0.3)	$(17.2)	$(19.0)

(1)All amounts are net of tax. Amounts in parentheses indicate debits.

19.    Other, Net

Three Months Ended March 31, (in millions)	2019	2018
Interest Income	$2.1	$1.7
AFUDC Equity	1.7	3.7
Pension and other postretirement non-service cost	(2.8)	6.2
Interest rate swap settlement gain	—	21.2
Miscellaneous	(1.7)	(1.5)
Total Other, net	$(0.7)	$31.3

20.    Business Segment Information
At March 31, 2019, our operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended March 31,
(in millions)	2019	2018
Operating Revenues
Gas Distribution Operations
Unaffiliated	$1,438.8	$1,327.3
Intersegment	3.3	3.3
Total	1,442.1	1,330.6
Electric Operations
Unaffiliated	430.8	423.3
Intersegment	0.2	0.2
Total	431.0	423.5
Corporate and Other
Unaffiliated	0.2	0.2
Intersegment	111.1	114.1
Total	111.3	114.3
Eliminations	(114.6)	(117.6)
Consolidated Operating Revenues	$1,869.8	$1,750.8
Operating Income
Gas Distribution Operations	$275.4	$321.7
Electric Operations	95.0	83.1
Corporate and Other	3.8	(4.2)
Consolidated Operating Income	$374.2	$400.6

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
Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Refer to the “Business” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for further discussion of our regulated utility business segments.
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
Greater Lawrence Incident: The Greater Lawrence Incident occurred on September 13, 2018. During the quarter ended March 31, 2019, we recorded a loss of approximately $204 million for third-party claims and approximately $32 million for other incident-related expenses in connection with the Greater Lawrence Incident. The amounts set forth above do not include the estimated capital cost of the pipeline replacement described below and as set forth in Note 17- D, "Other Matters - Greater Lawrence Pipeline Replacement," in the Notes to Condensed Consolidated Financial Statements (unaudited).
Including the $757 million recorded during 2018, we estimate that total costs related to third-party claims as set forth in Note 17, "Other Commitments and Contingencies - B. Legal Proceedings," will range from $961 million to $1,010 million, depending on the final outcome of ongoing reviews and the number, nature and value of third-party claims. We expect to incur a total of $360 million to $370 million in other incident-related costs, inclusive of the $266 million recorded during 2018.
We also expect to incur expenses for which we cannot estimate the amounts of or the timing at this time, including expenses associated with government investigations and fines, penalties or settlements with governmental authorities in connection with the Greater Lawrence Incident.
Columbia of Massachusetts recorded $100 million to accounts receivable for insurance recoveries during the first quarter of 2019 in addition to the $135 million recorded during 2018. As of March 31, 2019, $113 million had been collected, of which $108 million was collected during the three months ended March 31, 2019. Additional collections of insurance proceeds in the amount of $22 million were received subsequent to the March 31, 2019 balance sheet date. We are currently unable to predict the amount and timing of future insurance recoveries. To the extent that we are not successful in collecting reimbursement in the amount recorded for such recoveries as of March 31, 2019, it could result in a charge to earnings.
Since the Greater Lawrence Incident and through March 31, 2019, we have incurred approximately $177 million of capital spend for the pipeline replacement, of which approximately $10 million was incurred in 2019. We estimate this replacement work will cost between $240 million and $250 million in total. Columbia of Massachusetts has provided notice to its property insurer of the Greater Lawrence Incident and discussions around the claim and recovery have commenced. The recovery of any capital investment not reimbursed through insurance will be addressed in a future regulatory proceeding. The outcome of such a proceeding is uncertain. If at any point Columbia of Massachusetts concludes it is probable that any portion of this capital investment is not recoverable through customer rates, that portion of the capital investment, if estimable, would be immediately charged to earnings.
Refer to Note 17-B and D, "Legal Proceedings" and "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited), "Summary of Consolidated Financial Results," "Results and Discussion of Segment Operation - Gas Distribution

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Operations," and "Liquidity and Capital Resources" in this Management's Discussion for additional information related to the Greater Lawrence Incident.
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
For the three months ended March 31, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended March 31,
(in millions)	2019	2018	2019 vs. 2018
Operating Income	$374.2	$400.6	$(26.4)

	Three Months Ended March 31,
(in millions, except per share amounts)	2019	2018	2019 vs. 2018
Operating Revenues	$1,869.8	$1,750.8	$119.0
Cost of Sales (excluding depreciation and amortization)	680.3	724.4	(44.1)
Total Net Revenues	1,189.5	1,026.4	163.1
Other Operating Expenses	815.3	625.8	189.5
Operating Income	374.2	400.6	(26.4)
Total Other Deductions, net	(96.3)	(61.8)	(34.5)
Income Taxes	59.0	62.7	(3.7)
Net Income	218.9	276.1	(57.2)
Preferred dividends	(13.8)	—	(13.8)
Net Income Available to Common Shareholders	205.1	276.1	(71.0)
Basic Earnings Per Share	$0.55	$0.82	$(0.27)
Basic Average Common Shares Outstanding	373.4	338.0	35.4
On a consolidated basis, we reported net income available to common shareholders of $205.1 million, or $0.55 per basic share for the three months ended March 31, 2019, compared to net income available to common shareholders of $276.1 million, or $0.82 per basic share for the same period in 2018. The decrease in income available to common shareholders during 2019 was primarily due to greater operating expenses related to the Greater Lawrence Incident, an interest rate swap settlement gain in 2018 and dilution resulting from preferred stock dividend commitments, partially offset by new rates from base rate proceedings and infrastructure replacement programs.
Operating Income
For the three months ended March 31, 2019, we reported operating income of $374.2 million compared to operating income of $400.6 million for the same period in 2018. The decrease in operating income was primarily due to expenses related to the Greater Lawrence Incident and increased depreciation and amortization expense. These decreases were partially offset by new rates from base rate proceedings and infrastructure replacement programs along with favorable effects on revenue from year-over-year weather variations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Deductions, net
Other deductions, net reduced income by $96.3 million in the first quarter of 2019 compared to a reduction in income of $61.8 million in the prior year. This change is primarily due to an interest rate swap settlement gain of $21.2 million recognized in the first quarter of 2018.
Income Taxes
The decrease in income tax expense from 2018 to 2019 is primarily attributable to the decreased income before income taxes in the first quarter of 2019, partially offset by a higher effective tax rate in 2019 due to the relative impact of permanent differences on higher estimated pre-tax income in 2019 compared to 2018.
Refer to Note 12, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
Capital Investment
For the three months ended March 31, 2019, we invested $353.7 million in capital expenditures across our gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of our gas distribution system and maintaining our existing electric generation fleet.
We continue to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expect to invest a total of approximately $1.6 to $1.7 billion in capital during 2019 to continue to modernize and improve our system across all seven states.
Liquidity
The enactment of the TCJA has and will continue to have an unfavorable impact on our liquidity in 2019; however, through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, term loan borrowings, long-term debt agreements and our ability to access the capital markets, we believe there is adequate capital available to fund our operating activities, capital expenditures and the effects of the Greater Lawrence Incident in 2019 and beyond. As of March 31, 2019 and December 31, 2018, we had $1,010.8 million and $974.6 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”
Regulatory Developments
During the quarter ended March 31, 2019, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of our operating area. Refer to Note 7, "Regulatory Matters" and Note 17-D "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory developments that have transpired during 2019.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Our operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

For the three months ended March 31, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended March 31,
(in millions)	2019	2018	2019 vs. 2018
Operating Income	$275.4	321.7	$(46.3)

	Three Months Ended March 31,
(in millions)	2019	2018	2019 vs. 2018
Net Revenues
Operating Revenues	$1,442.1	$1,330.6	$111.5
Less: Cost of sales (excluding depreciation and amortization)	550.1	591.8	(41.7)
Net Revenues	892.0	738.8	153.2
Operating Expenses
Operation and maintenance	451.3	287.2	164.1
Depreciation and amortization	97.4	70.7	26.7
Other taxes	67.9	59.2	8.7
Total Operating Expenses	616.6	417.1	199.5
Operating Income	$275.4	$321.7	$(46.3)
Revenues
Residential	$976.0	$893.0	$83.0
Commercial	331.6	308.9	22.7
Industrial	83.0	74.7	8.3
Off-System	20.1	22.3	(2.2)
Other	31.4	31.7	(0.3)
Total	$1,442.1	$1,330.6	$111.5
Sales and Transportation (MMDth)
Residential	140.7	135.1	5.6
Commercial	86.0	82.2	3.8
Industrial	148.1	145.5	2.6
Off-System	7.2	7.6	(0.4)
Other	0.2	0.1	0.1
Total	382.2	370.5	11.7
Heating Degree Days	2,897	2,823	74
Normal Heating Degree Days	2,864	2,892	(28)
% Colder (Warmer) than Normal	1%	(2)%
Gas Distribution Customers
Residential	3,206,016	3,179,647	26,369
Commercial	282,616	281,503	1,113
Industrial	6,035	6,244	(209)
Other	3	5	(2)
Total	3,494,670	3,467,399	27,271

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, 2019 vs. March 31, 2018 Operating Income
For the three months ended March 31, 2019, Gas Distribution Operations reported operating income of $275.4 million, a decrease of $46.3 million from the comparable 2018 period.
Net revenues for the three months ended March 31, 2019 were $892.0 million, an increase of $153.2 million from the same period in 2018. The change in net revenues was primarily driven by:

•	New rates from base rate proceedings and infrastructure replacement programs of $100.1 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in operating expense, of $25.2 million.

•
Higher revenues of $5.1 million from the effects of colder weather in 2019 as well as a decrease in the weather-related normal heating degree day methodology resulting in an favorable variance of $4.7 million, as discussed below.

•	Increased customer growth and usage of $6.6 million.

•	Adjustments to the revenue reserve for the probable future refund of certain collections from customers as a result of the lower income tax rate from the TCJA of $6.1 million.
Operating expenses were $199.5 million higher for the three months ended March 31, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Expenses related to third-party claims and other costs following the Greater Lawrence Incident of $135.6 million, net of insurance recoveries recorded.

•	Increased depreciation of $26.7 million due to regulatory outcomes of NIPSCO's gas rate case and higher capital expenditures placed in service.

•	Higher regulatory, tax and depreciation trackers, which are offset in net revenues, of $25.2 million.

•	Increased property taxes of $5.9 million due to higher capital expenditures placed in service and increased amortization of property taxes previously deferred as a regulatory asset.
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
The definition of “normal” weather was updated during the first quarter of 2019 to reflect more current weather pattern data and more closely align with the regulators' jurisdictional definitions of “normal” weather. Impacts of the change in methodology will be reflected prospectively and disclosed to the extent it results in notable year-over-year variances in net revenues.
Weather in the Gas Distribution Operations service territories for the first quarter of 2019 was about 1% colder than normal and about 3% colder than 2018, leading to increased net revenues of $9.8 million for the quarter ended March 31, 2019 compared to the same period in 2018 in total. The change in weather-related net revenues was primarily driven by:

•	The effects of colder weather in 2019 of $5.1 million.

•	A decrease in the weather-related normal heating degree day methodology resulting in a favorable variance of $4.7 million, as discussed above.
Throughput
Total volumes sold and transported for the three months ended March 31, 2019 were 382.2 MMDth, compared to 370.5 MMDth for the same period in 2018. This 3% increase is primarily attributable to the effects of colder weather and increased industrial usage due to energy production from electric generating customers in 2019.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

For the three months ended March 31, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended March 31,
(in millions)	2019	2018	2019 vs. 2018
Operating Income	$95.0	$83.1	$11.9

	Three Months Ended March 31,
(in millions)	2019	2018	2019 vs. 2018
Net Revenues
Operating revenues	$431.0	$423.5	$7.5
Less: Cost of sales (excluding depreciation and amortization)	130.1	132.7	(2.6)
Net Revenues	300.9	290.8	10.1
Operating Expenses
Operation and maintenance	121.7	126.2	(4.5)
Depreciation and amortization	68.2	65.5	2.7
Other taxes	16.0	16.0	—
Total Operating Expenses	205.9	207.7	(1.8)
Operating Income	$95.0	$83.1	$11.9
Revenues
Residential	$118.8	$114.5	$4.3
Commercial	119.3	116.9	2.4
Industrial	163.5	162.7	0.8
Wholesale	2.7	4.7	(2.0)
Other	26.7	24.7	2.0
Total	$431.0	$423.5	$7.5
Sales (Gigawatt Hours)
Residential	792.4	788.4	4.0
Commercial	894.4	905.7	(11.3)
Industrial	2,215.7	2,333.8	(118.1)
Wholesale	6.5	50.8	(44.3)
Other	34.5	33.2	1.3
Total	3,943.5	4,111.9	(168.4)
Electric Customers
Residential	412,739	409,962	2,777
Commercial	56,703	56,175	528
Industrial	2,281	2,300	(19)
Wholesale	732	739	(7)
Other	2	2	—
Total	472,457	469,178	3,279

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three Months Ended March 31, 2019 vs. March 31, 2018 Operating Income
For the three months ended March 31, 2019, Electric Operations reported operating income of $95.0 million, an increase of $11.9 million from the comparable 2018 period.
Net revenues for the three months ended March 31, 2019 were $300.9 million, an increase of $10.1 million from the same period in 2018. The change in net revenues was primarily driven by:

•	Higher rates driven by incremental capital spend on infrastructure replacement of $4.3 million.

•	Decreased fuel handling costs of $3.4 million.

•	Higher regulatory and depreciation trackers, which are offset in operating expense, of $2.7 million.

•	The effects of colder weather of $2.5 million.
Partially offset by:

•	Decreased residential and industrial usage of $4.4 million.
Operating expenses were $1.8 million lower for the three months ended March 31, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Decreased employee and administrative costs of $4.9 million.

•	Lower outside service costs of $3.5 million primarily related to the retirement of Bailly Generating Station Units 7 and 8 on May 31, 2018.
Partially offset by:

•	Higher regulatory and depreciation trackers, which are offset in net revenues, of $2.7 million.

•	Increased depreciation of $1.4 million due to higher capital expenditures placed in service.
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
The definition of “normal” weather was updated during the first quarter of 2019 to reflect more current weather pattern data and more closely align with the regulators' jurisdictional definitions of “normal” weather. Impacts of the change in methodology will be reflected prospectively and disclosed to the extent it results in notable year-over-year variances in net revenues.
Weather in the Electric Operations’ territories for the first quarter of 2019 was about 2% colder than normal and about 4% colder than in 2018, resulting in increased net revenues of $2.5 million for the quarter ended March 31, 2019 compared to the same period in 2018.
Sales
Electric Operations sales for the first quarter of 2019 were 3943.5 gwh, a decrease of 168.4 gwh compared to the same period in 2018. This decrease was primarily attributable to higher internal generation from large industrial customers during the first quarter of 2019.
BP Products North America. On March 29, 2018, WCE, which is currently owned by BP p.l.c ("BP") and BP Products North America, which operates the BP Refinery, filed a petition at the IURC asking that the combined operations of WCE and BP be treated as a single premise, and the WCE generation be dedicated primarily to BP Refinery operations beginning in May 2019 as WCE has self-certified as a qualifying facility at FERC. BP Refinery planned to continue to purchase electric service from NIPSCO at a reduced demand level beginning in May 2019, however a settlement agreement was filed on November 2, 2018 agreeing that BP and WCE would not move forward with construction of a private transmission line to serve BP until conclusion of NIPSCO’s pending electric rate case. The IURC approved the settlement agreement as filed on February 20,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
The current replacement plan includes renewable sources of energy, including wind, solar, and battery storage to be obtained through a combination of NIPSCO ownership and PPAs Refer to Note 17-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information on the NIPSCO Integrated Resource Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Greater Lawrence Incident: As discussed in "Executive Summary" and Note 17, “Other Commitments and Contingencies,” we have recorded losses associated with the Greater Lawrence Incident and have invested capital to replace the entire affected 45-mile cast iron and bare steel pipeline system that delivers gas to the impacted area. As discussed in the Executive Summary and Note 17 referenced earlier in this paragraph we may incur additional expenses and liabilities in excess of our recorded liabilities and estimated additional costs associated with the Greater Lawrence Incident. The timing and amount of future financing needs, if any, will depend on the ultimate timing and amount of payments made to third parties in connection with the Greater Lawrence Incident and the timing and amount of associated insurance recoveries. Through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, term loan borrowings, long-term debt agreements and our ability to access the capital markets, we believe there is adequate capital available to fund these expenditures.
Operating Activities
Net cash from operating activities for the three months ended March 31, 2019 was $399.1 million, an increase of $10.9 million compared to the three months ended March 31, 2018. This increase was driven by decreased compensation and employee benefit payments as well as decreased debt interest payments. The increase was also a result of higher revenue due to colder weather during the 2019 winter heating season compared to 2018 and increased rates from infrastructure replacement programs. Offsetting these cash inflows are a year-over-year increase in net payments made related to the Greater Lawrence Incident. During 2019, we paid approximately $73 million, net of insurance recoveries, in operating cash flow related to the Greater Lawrence Incident. Refer to Note 17-D "Other Matters" in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2019 was $375.4 million, a decrease of $23.5 million compared to the three months ended March 31, 2018. This decrease was mostly attributable to lower capital expenditures in 2019.
Our capital expenditures for the three months ended March 31, 2019 were $353.7 million compared to $370.0 million for the comparable period in 2018. The decrease was driven by a decrease in planned capital expenditures in the current year and the timing of payments through March 2019 compared to March 2018. We project total 2019 capital expenditures to be approximately $1.6 to $1.7 billion.
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
Net Available Liquidity. As of March 31, 2019, an aggregate of $1,010.8 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays our liquidity position as of March 31, 2019 and December 31, 2018:

(in millions)	March 31, 2019	December 31, 2018
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	500.0	399.2
Less:
Commercial Paper	980.0	978.0
Accounts Receivable Program Utilized	500.0	399.2
Letters of Credit Outstanding Under Credit Facility	10.2	10.2
Add:
Cash and Cash Equivalents	151.0	112.8
Net Available Liquidity	$1,010.8	$974.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term loan agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires us to maintain a debt to capitalization ratio that does not exceed 75%. As of March 31, 2019, the ratio was 61.5%.
Sale of Trade Accounts Receivables. Refer to Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and certain of our subsidiaries' credit ratings and ratings outlook as of March 31, 2019. There were no changes to the below credit ratings or outlooks since December 31, 2018.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Negative	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Negative	Baa1	Stable	BBB	Stable
Columbia of Massachusetts	BBB+	Negative	Baa2	Stable	Not rated	Not rated
Commercial Paper	A-2	Negative	P-2	Stable	F2	Stable

Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2019, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $59.8 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 420,000,000 shares, $0.01 par value, of which 400,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2019, 373,002,671 shares of common stock and 440,000 shares of preferred stock were outstanding.
Contractual Obligations. Aside from the previously referenced repayments of long-term debt and payments associated with the Greater Lawrence Incident, there were no material changes recorded during the three months ended March 31, 2019 to our contractual obligations as of December 31, 2018.

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

With the adoption of ASC 842, Leases, on January 1, 2019, all operating leases with terms greater than one year are now recorded on the balance sheet. Refer to Note 2, "Recent Accounting Pronouncements," for additional information.
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
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of March 31, 2019 or December 31, 2018.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.9 million and $3.0 million for the three months ended March 31, 2019, and 2018, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of March 31, 2019 and December 31, 2018.

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
Other Information
Critical Accounting Estimates
Refer to Note 17, "Other Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in the development of estimates related to the Greater Lawrence Incident.
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

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.

For a description of our legal proceedings, see Note 17-B, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)
Fifth Amended and Restated Revolving Credit Agreement, dated as of February  20, 2019, among NiSource Inc., as Borrower, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Citibank, N.A. and MUFG Bank, Ltd., as Co-Syndication Agents, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Barclays Bank PLC, Citibank, N.A., MUFG Bank, Ltd., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on February 20, 2019).

(10.2)
Amended and Restated NiSource Inc. Employee Stock Purchase Plan adopted as of February 1, 2019 (incorporated by reference to Exhibit C to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting to be held on May 7, 2019, filed on April 1, 2019).

(10.3)
Amended and Restated Term Loan Agreement, dated as of April 17, 2019, among NiSource Inc., as Borrower, the Lenders party thereto, and MUFG Bank Ltd., as Administrative Agent and Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-k filed on April 17, 2019).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Schema Document

(101.CAL)	XBRL Calculation Linkbase Document

(101.LAB)	XBRL Labels Linkbase Document

(101.PRE)	XBRL Presentation Linkbase Document

(101.DEF)	XBRL Definition Linkbase Document

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	May 1, 2019	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)