Form 10-Q
period 2019-06-30
NISOURCE INC.
filed 2019-07-31
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-16189
NiSource Inc.
(Exact name of registrant as specified in its charter)

DE		35-2108964
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

801 East 86th Avenue
Merrillville,	Indiana	46410
(Address of principal executive offices)		(Zip Code)
(877) 647-5990
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NI	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th ownership interest in a share of 6.50% Series B	NI PR B	New York Stock Exchange
Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, liquidation preference $25,000 per share and a 1/1,000th ownership interest in a share of Series B-1 Preferred Stock, par value $0.01 per share, liquidation preference $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 373,347,237 shares outstanding at July 24, 2019.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2019

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or “our”)	NiSource Inc.

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CPP	Clean Power Plan
DPU	Department of Public Utilities
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
GWh	Gigawatt hours
IRP	Infrastructure Replacement Program
IT	Information technology
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate
LIFO	Last In, First Out
MGP	Manufactured Gas Plant

DEFINED TERMS
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Purchase power agreement
PTC	Production tax credit
RCRA	Resource Conservation and Recovery Act
ROU	Right of use
SAVE	Steps to Advance Virginia's Energy Plan
SEC	Securities and Exchange Commission
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
WCE	Whiting Clean Energy
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our debt obligations; any changes to the credit rating of our or certain of our subsidiaries; our ability to execute our growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; our ability to adapt to, and manage costs related to, advances in technology; any changes in our assumptions regarding the financial implications of the Greater Lawrence Incident; potential incidents and other operating risks associated with our business; our ability to obtain sufficient insurance coverage; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; any damage to our reputation, including in connection with the Greater Lawrence Incident; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential and commercial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairments of goodwill or definite-lived intangible assets; changes in taxation and accounting principles; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; the ability of our subsidiaries to generate cash; uncertainties related to the expected benefits of the separation from Columbia Pipeline Group; our ability to manage new initiatives and organizational changes; the performance of third-party suppliers and service providers; the transition to a replacement for the LIBOR benchmark interest rate; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Operating Revenues
Customer revenues	$969.2	$982.1	$2,803.7	$2,699.3
Other revenues	41.2	24.9	76.5	58.5
Total Operating Revenues	1,010.4	1,007.0	2,880.2	2,757.8
Operating Expenses
Cost of sales (excluding depreciation and amortization)	253.5	313.3	933.8	1,037.7
Operation and maintenance	49.2	365.2	601.6	767.7
Depreciation and amortization	177.9	144.6	353.0	289.3
Loss (Gain) on sale of assets and impairments, net	(0.1)	—	0.1	(0.3)
Other taxes	66.4	65.5	154.0	144.4
Total Operating Expenses	546.9	888.6	2,042.5	2,238.8
Operating Income	463.5	118.4	837.7	519.0
Other Income (Deductions)
Interest expense, net	(94.1)	(88.7)	(189.7)	(181.8)
Other, net	(0.3)	12.8	(1.0)	44.1
Loss on early extinguishment of long-term debt	—	(12.5)	—	(12.5)
Total Other Deductions, Net	(94.4)	(88.4)	(190.7)	(150.2)
Income before Income Taxes	369.1	30.0	647.0	368.8
Income Taxes	72.2	5.5	131.2	68.2
Net Income	296.9	24.5	515.8	300.6
Preferred dividends	(13.8)	(1.3)	(27.6)	(1.3)
Net Income Available to Common Shareholders	283.1	23.2	488.2	299.3
Earnings Per Share
Basic Earnings Per Share	$0.76	$0.07	$1.31	$0.86
Diluted Earnings Per Share	$0.75	$0.07	$1.30	$0.86
Basic Average Common Shares Outstanding	373.9	354.2	373.6	346.2
Diluted Average Common Shares	375.2	355.2	374.9	347.1

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2019	2018	2019	2018
Net Income	$296.9	$24.5	$515.8	$300.6
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	2.1	(0.7)	4.9	(2.4)
Net unrealized gain (loss) on cash flow hedges(2)	(30.5)	(1.4)	(49.8)	34.0
Unrecognized pension and OPEB benefit(3)	0.4	0.2	1.3	0.4
Total other comprehensive income (loss)	(28.0)	(1.9)	(43.6)	32.0
Comprehensive Income	$268.9	$22.6	$472.2	$332.6

(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.6 million tax expense and $0.2 million tax benefit in the second quarter of 2019 and 2018, respectively, and $1.3 million tax expense and $0.6 million tax benefit for the six months ended 2019 and 2018, respectively.
(2) Net unrealized gain (loss) on cash flow hedges, net of $10.0 million and $0.5 million tax benefit in the second quarter of 2019 and 2018, respectively, and $16.5 million tax benefit and $11.2 million tax expense for the six months ended 2019 and 2018, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.1 million tax expense in the second quarter of 2019 and 2018, and $0.5 million and $0.2 million tax expense for the six months ended 2019 and 2018, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2019	December 31, 2018
ASSETS
Property, Plant and Equipment
Utility plant	$23,576.5	$22,780.8
Accumulated depreciation and amortization	(7,461.0)	(7,257.9)
Net utility plant	16,115.5	15,522.9
Other property, at cost, less accumulated depreciation	18.3	19.6
Net Property, Plant and Equipment	16,133.8	15,542.5
Investments and Other Assets
Unconsolidated affiliates	2.3	2.1
Other investments	215.3	204.0
Total Investments and Other Assets	217.6	206.1
Current Assets
Cash and cash equivalents	23.7	112.8
Restricted cash	8.7	8.3
Accounts receivable (less reserve of $28.1 and $21.1, respectively)	870.2	1,058.5
Gas inventory	179.3	286.8
Materials and supplies, at average cost	111.9	101.0
Electric production fuel, at average cost	27.4	34.7
Exchange gas receivable	41.5	88.4
Regulatory assets	212.2	235.4
Prepayments and other	103.1	129.5
Total Current Assets	1,578.0	2,055.4
Other Assets
Regulatory assets	1,992.1	2,002.1
Goodwill	1,690.7	1,690.7
Intangible assets, net	215.2	220.7
Deferred charges and other	146.8	86.5
Total Other Assets	4,044.8	4,000.0
Total Assets	$21,974.2	$21,804.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 373,249,295 and 372,363,656 shares outstanding, respectively	$3.8	$3.8
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 440,000 and 420,000 shares outstanding, respectively	880.0	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,417.1	6,403.5
Retained deficit	(1,144.0)	(1,399.3)
Accumulated other comprehensive loss	(80.8)	(37.2)
Total Stockholders’ Equity	5,976.2	5,750.9
Long-term debt, excluding amounts due within one year	7,109.7	7,105.4
Total Capitalization	13,085.9	12,856.3
Current Liabilities
Current portion of long-term debt	10.7	50.0
Short-term borrowings	2,081.0	1,977.2
Accounts payable	552.2	883.8
Dividends payable - common stock	74.6	—
Dividends payable - preferred stock	8.2	—
Customer deposits and credits	159.1	238.9
Taxes accrued	167.3	222.7
Interest accrued	90.4	90.7
Exchange gas payable	42.3	85.5
Regulatory liabilities	150.5	140.9
Legal and environmental	21.8	18.9
Accrued compensation and employee benefits	134.3	149.7
Claims accrued	235.1	114.7
Other accruals	86.2	63.8
Total Current Liabilities	3,813.7	4,036.8
Other Liabilities
Risk management liabilities	80.7	46.7
Deferred income taxes	1,472.9	1,330.5
Deferred investment tax credits	10.5	11.2
Accrued insurance liabilities	82.9	84.4
Accrued liability for postretirement and postemployment benefits	372.1	389.1
Regulatory liabilities	2,465.1	2,519.1
Asset retirement obligations	367.6	352.0
Other noncurrent liabilities	222.8	177.9
Total Other Liabilities	5,074.6	4,910.9
Commitments and Contingencies (Refer to Note 17, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$21,974.2	$21,804.0
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2019	2018
Operating Activities
Net Income	$515.8	$300.6
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Loss on early extinguishment of debt	—	12.5
Depreciation and amortization	353.0	289.3
Deferred income taxes and investment tax credits	126.5	66.3
Other adjustments	13.6	11.3
Changes in Assets and Liabilities:
Components of working capital	(9.0)	12.4
Regulatory assets/liabilities	(40.9)	141.7
Deferred charges and other noncurrent assets	(68.4)	1.2
Other noncurrent liabilities	35.6	(25.8)
Net Cash Flows from Operating Activities	926.2	809.5
Investing Activities
Capital expenditures	(843.5)	(832.5)
Cost of removal	(55.7)	(46.1)
Other investing activities	1.2	7.5
Net Cash Flows used for Investing Activities	(898.0)	(871.1)
Financing Activities
Issuance of long-term debt	—	350.0
Repayments of long-term debt and capital lease obligations	(46.0)	(491.2)
Premiums and other debt related costs	(4.2)	(15.2)
Issuance of short-term debt (maturity > 90 days)	500.0	600.0
Repayment of short-term debt (maturity > 90 days)	(350.0)	—
Change in short-term borrowings, net (maturity ≤ 90 days)	(46.2)	(1,205.7)
Issuance of common stock, net of issuance costs	7.1	607.7
Issuance of preferred stock, net of issuance costs	—	394.4
Acquisition of treasury stock	—	(4.0)
Dividends paid - common stock	(149.1)	(131.7)
Dividends paid - preferred stock	(28.5)	—
Net Cash Flows from (used for) Financing Activities	(116.9)	104.3
Change in cash, cash equivalents and restricted cash	(88.7)	42.7
Cash, cash equivalents and restricted cash at beginning of period	121.1	38.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$32.4	$81.1

Supplemental Disclosures of Cash Flow Information

Six Months Ended June 30, (in millions)	2019	2018
Non-cash transactions:
Capital expenditures included in current liabilities	$169.3	$191.9
Dividends declared but not paid	82.7	70.8
Reclassification of other property to regulatory assets	—	245.3
Assets recorded for asset retirement obligations	$12.8	$64.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2019	$3.8	$880.0	$(99.9)	$6,406.5	$(1,358.0)	$(52.8)	$5,779.6
Comprehensive Income:
Net Income	—	—	—	—	296.9	—	296.9
Other comprehensive loss, net of tax	—	—	—	—	—	(28.0)	(28.0)
Dividends:
Common stock ($0.20 per share)	—	—	—	—	(74.7)	—	(74.7)
Preferred stock (See Note 5)	—	—	—	—	(8.2)	—	(8.2)
Stock issuances:
Employee stock purchase plan	—	—	—	1.4	—	—	1.4
Long-term incentive plan	—	—	—	4.8	—	—	4.8
401(k) and profit sharing	—	—	—	4.4	—	—	4.4
Balance as of June 30, 2019	$3.8	$880.0	$(99.9)	$6,417.1	$(1,144.0)	$(80.8)	$5,976.2
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2019	$3.8	$880.0	$(99.9)	$6,403.5	$(1,399.3)	$(37.2)	$5,750.9
Comprehensive Income:
Net Income	—	—	—	—	515.8	—	515.8
Other comprehensive loss, net of tax	—	—	—	—	—	(43.6)	(43.6)
Dividends:
Common stock ($0.60 per share)	—	—	—	—	(223.8)	—	(223.8)
Preferred stock (See Note 5)	—	—	—	—	(36.7)	—	(36.7)
Stock issuances:
Employee stock purchase plan	—	—	—	2.7	—	—	2.7
Long-term incentive plan	—	—	—	2.1	—	—	2.1
401(k) and profit sharing	—	—	—	8.8	—	—	8.8
Balance as of June 30, 2019	$3.8	$880.0	$(99.9)	$6,417.1	$(1,144.0)	$(80.8)	$5,976.2

(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit		Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2018	$3.4	$—	$(99.5)	$5,540.5	$(919.2)		$(19.0)	$4,506.2
Comprehensive Income:
Net Income	—	—	—	—	24.5		—	24.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1.9)	(1.9)
Common stock dividends ($0.195 per share)	—	—	—	—	(70.8)		—	(70.8)
Treasury stock acquired	—	—	(0.4)	—	—		—	(0.4)
Stock issuances:
Common stock - private placement	0.3	—	—	599.3	—		—	599.6
Preferred stock	—	394.4	—	—	—		—	394.4
Employee stock purchase plan	—	—	—	1.5	—		—	1.5
Long-term incentive plan	—	—	—	4.2	—		—	4.2
401(k) and profit sharing	—	—	—	5.7	—		—	5.7
Balance as of June 30, 2018	$3.7	$394.4	$(99.9)	$6,151.2	$(965.5)		$(20.9)	$5,463.0

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit		Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2018	$3.4	$—	$(95.9)	$5,529.1	$(1,073.1)		$(43.4)	$4,320.1
Comprehensive Income:
Net Income	—	—	—	—	300.6		—	300.6
Other comprehensive income, net of tax	—	—	—	—	—		32.0	32.0
Common stock dividends ($0.585 per share)	—	—	—	—	(202.5)		—	(202.5)
Treasury stock acquired	—	—	(4.0)	—	—		—	(4.0)
Cumulative effect of change in accounting principle	—	—	—	—	9.5		(9.5)	—
Stock issuances:
Common stock - private placement	0.3	—	—	599.3	—		—	599.6
Preferred stock	—	394.4	—	—	—		—	394.4
Employee stock purchase plan	—	—	—	2.7	—		—	2.7
Long-term incentive plan	—	—	—	8.2	—		—	8.2
401(k) and profit sharing	—	—	—	11.9	—		—	11.9
Balance as of June 30, 2018	$3.7	$394.4	$(99.9)	$6,151.2	$(965.5)		$(20.9)	$5,463.0

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2019	440	376,966	(3,963)	373,003
Issued:
Employee stock purchase plan	—	52	—	52
Long-term incentive plan	—	38	—	38
401(k) and profit sharing	—	156	—	156
Balance as of June 30, 2019	440	377,212	(3,963)	373,249

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2019	420	376,326	(3,963)	372,363
Issued:
Preferred stock	20	—	—	—
Employee stock purchase plan	—	102	—	102
Long-term incentive plan	—	464	—	464
401(k) and profit sharing	—	320	—	320
Balance as of June 30, 2019	440	377,212	(3,963)	373,249

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2018	—	341,544	(3,946)	337,598
Treasury Stock acquired	—	—	(17)	(17)
Issued:
Common stock private placement	—	24,964	—	24,964
Preferred stock	400	—	—	—
Employee stock purchase plan	—	64	—	64
Long-term incentive plan	—	74	—	74
401(k) and profit sharing	—	232	—	232
Balance as of June 30, 2018	400	366,878	(3,963)	362,915

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2018	—	340,813	(3,797)	337,016
Treasury Stock acquired	—	—	(166)	(166)
Issued:
Common stock private placement	—	24,964	—	24,964
Preferred stock	400	—	—	—
Employee stock purchase plan	—	111	—	111
Long-term incentive plan	—	494	—	494
401(k) and profit sharing	—	496	—	496
Balance as of June 30, 2018	400	366,878	(3,963)	362,915
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
We maintain investments in U.S. Treasury, corporate and mortgage-backed debt securities, which are pledged as collateral for trust accounts related to our wholly-owned insurance company. These debt securities are classified as available for sale ("AFS"). Upon adoption of ASU 2019-04 and 2018-14, we expect to revise our impairment model for AFS debt securities by implementing an allowance approach instead of an 'other than temporary' impairment model. We have recorded balances for trade receivables that also fall within the scope of the standard. We are currently assessing our process of recording reserves for uncollectible receivables to evaluate whether significant changes to our policy will be necessary to comply with the current expected credit loss model. ASC 326 also defines additional presentation and disclosure requirements. We are currently reviewing the impact of these requirements on our disclosures related to credit in our Notes to Condensed Consolidated Financial Statements (unaudited). We are unable to reasonably estimate the quantitative impact of adoption on our Condensed Consolidated Financial Statements (unaudited). We expect to adopt this ASU on its effective date.

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

3.    Revenue Recognition
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment as well as by customer class. As our revenues are primarily earned over a period of time and we do not earn a material amount of revenues at a point in time, revenues are not disaggregated as such below. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The tables below reconcile revenue disaggregation by customer class to segment revenue as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited) for the three and six months ended June 30, 2019 and June 30, 2018:

Three Months Ended June 30, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$375.0	$105.9	$—	$480.9
Commercial	121.8	115.1	—	236.9
Industrial	52.9	155.8	—	208.7
Off-system	23.4	—	—	23.4
Miscellaneous	12.4	6.7	0.2	19.3
Total Customer Revenues	$585.5	$383.5	$0.2	$969.2
Other Revenues	18.3	22.9	—	41.2
Total Operating Revenues	$603.8	$406.4	$0.2	$1,010.4
(1) Customer revenue amounts exclude intersegment revenues. See Note 20, "Business Segment Information," for discussion of intersegment revenues.

Three Months Ended June 30, 2018 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$389.7	$113.1	$—	$502.8
Commercial	127.0	116.6	—	243.6
Industrial	47.7	152.0	—	199.7
Off-system	20.9	—	—	20.9
Miscellaneous	10.2	4.7	0.2	15.1
Total Customer Revenues	$595.5	$386.4	$0.2	$982.1
Other Revenues	6.4	18.5	—	24.9
Total Operating Revenues	$601.9	$404.9	$0.2	$1,007.0
(1) Customer revenue amounts exclude intersegment revenues. See Note 20, "Business Segment Information," for discussion of intersegment revenues.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six Months Ended June 30, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,350.3	$224.7	$—	$1,575.0
Commercial	452.3	234.4	—	686.7
Industrial	135.8	319.1	—	454.9
Off-system	43.5	—	—	43.5
Miscellaneous	29.6	13.6	0.4	43.6
Total Customer Revenues	$2,011.5	$791.8	$0.4	$2,803.7
Other Revenues	31.1	45.4	—	76.5
Total Operating Revenues	$2,042.6	$837.2	$0.4	$2,880.2
(1) Customer revenue amounts exclude intersegment revenues. See Note 20, "Business Segment Information," for discussion of intersegment revenues.

Six Months Ended June 30, 2018 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,283.3	$227.6	$—	$1,510.9
Commercial	435.3	233.5	—	668.8
Industrial	122.3	314.5	—	436.8
Off-system	43.2	—	—	43.2
Miscellaneous	27.0	12.2	0.4	39.6
Total Customer Revenues	$1,911.1	$787.8	$0.4	$2,699.3
Other Revenues	18.1	40.4	—	58.5
Total Operating Revenues	$1,929.2	$828.2	$0.4	$2,757.8
(1) Customer revenue amounts exclude intersegment revenues. See Note 20, "Business Segment Information," for discussion of intersegment revenues.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. The opening and closing balances of customer receivables for the six months ended June 30, 2019 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2018	$540.5	$349.1
Balance as of June 30, 2019	396.2	179.9
Increase (Decrease)	$(144.3)	$(169.2)

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

	Three Months Ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Denominator
Basic average common shares outstanding	373,898	354,229	373,628	346,165
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	800	861	930	789
Shares restricted under employee stock plans	136	71	135	167
Forward Agreements	398	—	252	—
Diluted Average Common Shares	375,232	355,161	374,945	347,121

5.    Equity
Common Stock. As of June 30, 2019, we had 600,000,000 shares of common stock authorized for issuance, of which 373,249,295 shares were outstanding.
ATM Program and Forward Sale Agreement. On November 1, 2018, we entered into five separate equity distribution agreements, pursuant to which we may sell, from time to time, up to an aggregate value of $500.0 million of our common stock. The program expires on December 31, 2020.
On December 6, 2018, under the ATM program, we executed a forward agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From December 6, 2018 to December 10, 2018, 4,708,098 shares were borrowed from third parties and sold by the dealer at a weighted average price of $26.55 per share. We may settle this agreement in shares, cash, or net shares by December 6, 2019. Had we settled all the shares under the forward agreement at June 30, 2019, we would have received approximately $123.8 million, based on a net price of $26.30 per share.
As of June 30, 2019, the ATM program (including impacts of the forward sale agreement discussed above) had $309.4 million of equity available for issuance. We did not have any activity under the ATM program for the three and six months ended June 30, 2019.
Preferred Stock. As of June 30, 2019, we had 20,000,000 shares of preferred stock authorized for issuance, of which 440,000 shares of preferred stock were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	June 30, 2019	December 31, 2018
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share		Outstanding
5.650% Series A	$1,000.00	400,000	$—	$28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	$406.25	$1,268.40	$486.1	$486.1

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

6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. We had a temporary LIFO liquidation debit of $12.3 million and zero as of June 30, 2019 and December 31, 2018, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
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
Infrastructure Replacement and Federally-Mandated Compliance Programs
All of our operating utility companies have completed rate proceedings involving infrastructure replacement or enhancement, and have embarked upon initiatives to replace significant portions of their operating systems that are nearing the end of their useful lives. Each company's approach to cost recovery is unique, given the different laws, regulations and precedent that exist in each jurisdiction.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally-mandated compliance investments currently in rates and those pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Filed	Status	Rates Effective
Columbia of Ohio	IRP - 2019(1)	18.2	199.6	1/18-12/18	February 28, 2019	Approved April 24, 2019	May 2019
Columbia of Ohio	CEP - 2018(1)	74.5	659.9	1/11-12/17	December 1, 2017	Approved November 28, 2018	December 2018
Columbia of Ohio	CEP - 2019	16.1	122.1	1/18-12/18	February 28, 2019	Order Expected August 2019	September 2019
NIPSCO - Gas	TDSIC 9(1)(2)	(10.6)	54.4	1/18-6/18	August 28, 2018	Approved December 27, 2018	January 2019
NIPSCO - Gas	TDSIC 10(3)	1.6	12.4	7/18-4/19	June 25, 2019	Order Expected Q4 2019	November 2019
NIPSCO - Gas	FMCA 1(4)	9.9	1.5	11/17-9/18	November 30, 2018	Approved March 27, 2019	April 2019
NIPSCO - Gas	FMCA 2(4)	(3.5)	1.8	10/18-3/19	May 29, 2019	Order Expected Q3 2019	October 2019
Columbia of Massachusetts	GSEP - 2019	10.7	64.0	1/19-12/19	October 31, 2018	Approved April 30, 2019	May 2019
Columbia of Virginia	SAVE - 2019	2.4	36.0	1/19-12/19	August 17, 2018	Approved October 26, 2018	January 2019
Columbia of Kentucky	AMRP - 2019	3.6	30.1	1/19-12/19	October 15, 2018	Approved December 5, 2018	January 2019
Columbia of Maryland	STRIDE - 2019	1.2	15.9	1/19-12/19	November 1, 2018	Approved December 12, 2018	January 2019
NIPSCO - Electric	TDSIC - 5(1)	15.9	58.8	6/18-11/18	January 29, 2019	Approved June 12, 2019	June 2019
NIPSCO - Electric	FMCA - 10(4)	2.2	45.7	4/18-8/18	October 18, 2018	Approved January 29, 2019	February 2019
NIPSCO - Electric	FMCA - 11(4)	0.9	22.4	9/18-2/19	April 17, 2019	Approved July 29, 2019	August 2019
(1)Incremental revenue is net of amounts due back to customers as a result of the TCJA.
(2)Incremental revenue is net of $5.2 million of adjustments in the TDSIC-9 settlement.
(3)Incremental capital and revenue are net of amounts included in the step 2 base rate implementation.
(4)Incremental revenue is inclusive of tracker eligible operations and maintenance expense.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Requested Incremental Revenue	Approved or Settled Incremental Revenue	Filed	Status	Rates Effective
NIPSCO - Gas(1)	$138.1	$107.3	September 27, 2017	Approved September 19, 2018	October 2018
Columbia of Virginia(2)	$14.2	$1.3	August 28, 2018	Approved June 12, 2019	February 2019
NIPSCO - Electric(3)	$21.4	$(45.0)	October 31, 2018	Partial settlement filed April 26, 2019, Order expected Q4 2019	First quarter of 2020
Columbia of Maryland	$2.5	In Process	May 22, 2019	Order Expected Q4 2019	January 2020
(1)Rates will be implemented in three steps, with implementation of step 1 rates effective October 1, 2018. Step 2 rates were effective on March 1, 2019, and step 3 rates will be effective on January 1, 2020. The IURC’s order also dismissed NIPSCO from phase 2 of the IURC’s TCJA investigation.
(2)Rates as originally filed were implemented in February 2019 on an interim basis, subject to refund. The final approved rates, which replaced interim rates, were implemented in July 2019.
(3)An order on the partial settlement agreement, including the resolution of outstanding TCJA impacts to rates is currently pending before the IURC. The as-filed request and partial settlement agreement also includes $83.6 million and $85.3 million, respectively, of reductions to the fuel component of base rates related to a proposed change in service structure.
Additional Regulatory Matters
Columbia of Massachusetts. On December 21, 2018, the Massachusetts DPU issued an order approving the pass back of approximately $95.8 million in excess deferred taxes associated with the TCJA with new rates effective on February 1, 2019.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	June 30, 2019	December 31, 2018
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$—
Commodity price risk programs	0.8	1.1
Total	$0.8	$1.1
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$18.5
Commodity price risk programs	6.0	4.4
Total	$6.0	$22.9
Risk Management Liabilities - Current(3)
Interest rate risk programs	$14.8	$—
Commodity price risk programs	10.0	5.0
Total	$24.8	$5.0
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$42.3	$9.5
Commodity price risk programs	38.4	37.2
Total	$80.7	$46.7
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
Interest Rate Risk Management
As of June 30, 2019, we have forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by 2024. These interest rate swaps are designated as cash flow hedges. The gains and losses related to these swaps are recorded to AOCI and are recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at June 30, 2019 and December 31, 2018.
Our derivative instruments measured at fair value as of June 30, 2019 and December 31, 2018 do not contain any credit-risk-related contingent features.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

Recurring Fair Value Measurements June 30, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2019
Assets
Risk management assets	$—	$6.8	$—	$6.8
Available-for-sale securities	—	143.7	—	143.7
Total	$—	$150.5	$—	$150.5
Liabilities
Risk management liabilities	$—	$105.5	$—	$105.5
Total	$—	$105.5	$—	$105.5

Recurring Fair Value Measurements December 31, 2018 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets
Risk management assets	$—	$24.0	$—	$24.0
Available-for-sale securities	—	138.3	—	138.3
Total	$—	$162.3	$—	$162.3
Liabilities
Risk management liabilities	$—	$51.7	$—	$51.7
Total	$—	$51.7	$—	$51.7

Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2019 and December 31, 2018, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Available-for-sale securities are investments pledged as collateral for trust accounts related to our wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at June 30, 2019 and December 31, 2018 were:

June 30, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$26.7	$0.2	$—	$26.9
Corporate/Other debt securities	113.8	3.3	(0.3)	116.8
Total	$140.5	$3.5	$(0.3)	$143.7

December 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$23.6	$0.1	$(0.1)	$23.6
Corporate/Other debt securities	117.7	0.4	(3.4)	114.7
Total	$141.3	$0.5	$(3.5)	$138.3

Realized gains and losses on available-for-sale securities were immaterial for the three and six months ended June 30, 2019 and 2018.
The cost of maturities sold is based upon specific identification. At June 30, 2019, approximately $11.5 million of U.S. Treasury debt securities and approximately $4.2 million of Corporate/Other debt securities have maturities of less than a year.

There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2019 and 2018.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three and six months ended June 30, 2019.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the three and six months ended June 30, 2019, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2019	Estimated Fair Value as of June 30, 2019	Carrying Amount as of Dec. 31, 2018	Estimated Fair Value as of Dec. 31, 2018
Long-term debt (including current portion)	$7,120.4	$7,809.2	$7,155.4	$7,228.3

10.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between August 2019 and May 2020 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2019, the maximum amount of debt that could be recognized related to our accounts receivable programs is $320.0 million.
The following table reflects the gross receivables balance and net receivables transferred as well as short-term borrowings related to the securitization transactions as of June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
Gross Receivables	$468.1	$694.4
Less: Receivables not transferred	148.1	295.2
Net receivables transferred	$320.0	$399.2
Short-term debt due to asset securitization	$320.0	$399.2

For the six months ended June 30, 2019 and 2018, $79.2 million and $336.7 million, respectively, was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.6 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively and $1.4 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. We remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.

11.    Goodwill
 The following presents our goodwill balance allocated by segment as of June 30, 2019:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,690.7	$—	$—	$1,690.7

For our annual goodwill impairment analysis most recently performed as of May 1, 2019, we completed a qualitative "step 0" analysis for all reporting units other than our Columbia of Massachusetts reporting unit. In the step 0 analysis, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the applicable reporting units as compared to their baseline May 1, 2016 "step 1" fair value measurement. The results of this assessment indicated that it was not more likely than not that the fair values of these reporting units were less than their respective carrying values, accordingly, no "step 1" analysis was required.
The results of our Columbia of Massachusetts reporting unit were negatively impacted by the Greater Lawrence Incident (see Note 17, "Other Commitments and Contingencies"). As a result, we completed a quantitative "step 1" analysis for the May 1, 2019 goodwill analysis for this reporting unit. As of June 30, 2019, goodwill at Columbia of Massachusetts totaled $204.8 million. The

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

step 1 analysis performed indicated that the fair value of the Columbia of Massachusetts reporting unit substantially exceeds its carrying value. As a result, no impairment charge was recorded as of the May 1, 2019 test date. This analysis incorporated the latest available cash flow projections reflecting the estimated ongoing impacts of the Greater Lawrence Incident on Columbia of Massachusetts' operations. We also incorporated other significant inputs to our fair value calculation (e.g. discount rate, market multiples) to reflect current market conditions. We will continue to monitor the impacts of the incident for events that could trigger a new impairment analysis including, but not limited to, unfavorable regulatory outcomes and NTSB investigation results.
12.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2019 and 2018, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2019 and 2018 were 19.6% and 18.3%, respectively. The effective tax rates for the six months ended June 30, 2019 and 2018 were 20.3% and 18.5%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the effects of tax credits, state income taxes, the amortization of excess deferred federal income tax liabilities, as specified in the TCJA and in utility ratemaking proceedings, and other permanent book-to-tax differences.
The increase in the three and six month effective tax rates of 1.3% and 1.8%, respectively, in 2019 versus the same period in 2018 is primarily due to the relative impact of permanent differences on higher estimated pre-tax income in 2019 compared to 2018.
There were no material changes recorded in 2019 to our uncertain tax positions as of December 31, 2018, however it is reasonably possible the total amount of our unrecognized tax benefits related to state tax positions will significantly change within the next 12 months. We cannot reasonably estimate the range of this potential change at this time.
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
For the six months ended June 30, 2019, we contributed $1.3 million to our pension plans and $11.7 million to our other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three and six months ended June 30, 2019 and 2018:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2019	2018	2019	2018
Components of Net Periodic Benefit Cost(1)
Service cost	$7.3	$7.9	$1.3	$1.3
Interest cost	18.2	16.6	4.8	4.4
Expected return on assets	(27.2)	(36.2)	(3.3)	(3.7)
Amortization of prior service credit	—	(0.1)	(0.8)	(1.0)
Recognized actuarial loss	11.4	10.2	0.5	0.9
Settlement loss	—	3.5	—	—
Total Net Periodic Benefit Cost	$9.7	$1.9	$2.5	$1.9
(1)The service cost component, and all non-service cost components, of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2019	2018	2019	2018
Components of Net Periodic Benefit Cost(1)
Service cost	$14.6	$15.8	$2.6	$2.6
Interest cost	36.4	33.2	9.6	8.8
Expected return on assets	(54.4)	(72.5)	(6.6)	(7.4)
Amortization of prior service credit	—	(0.2)	(1.6)	(2.0)
Recognized actuarial loss	22.8	20.4	1.0	1.8
Settlement loss	—	3.5	—	—
Total Net Periodic Benefit Cost	$19.4	$0.2	$5.0	$3.8
(1)The service cost component, and all non-service cost components, of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (unaudited).

14.    Long-Term Debt
On April 1, 2019, NIPSCO repaid $41.0 million of 5.85% pollution control bonds at maturity.
15.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs and term loan borrowings. Each of these borrowing sources is described further below.
We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. On February 20, 2019, we extended the termination date of our revolving credit facility to February 20, 2024. At June 30, 2019 and December 31, 2018, we had no outstanding borrowings under this facility.
Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had $911.0 million and $978.0 million of commercial paper outstanding as of June 30, 2019 and December 31, 2018, respectively.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). We had $320.0 million in transfers as of June 30, 2019 and $399.2 million as of December 31, 2018. Refer to Note 10, "Transfers of Financial Assets," for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On April 17, 2019, we amended our existing term loan agreement with a syndicate of banks, with MUFG Bank Ltd. as the Administrative Agent, Sole Lead Arranger and Sole Bookrunner. The amendment increased the amount of our term loan from $600.0 million to $850.0 million and extended the maturity date to April 16, 2020. Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing. The available variable rate structures from which we may choose are defined in the term loan agreement. Under the agreement, we borrowed $850.0 million on April 17, 2019 with an interest rate of LIBOR plus 60 basis points.
Short-term borrowings were as follows:

(in millions)	June 30, 2019	December 31, 2018
Commercial paper weighted-average interest rate of 2.81% and 2.96% at June 30, 2019 and December 31, 2018, respectively	$911.0	$978.0
Accounts receivable securitization facility borrowings	320.0	399.2
Term loan weighted-average interest rate of 3.01% and 3.07% at June 30, 2019 and December 31, 2018, respectively	850.0	600.0
Total Short-Term Borrowings	$2,081.0	$1,977.2

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
Lease Descriptions. We are the lessee for substantially all of our leasing activity, which includes operating and finance leases for corporate and field offices, railcars, fleet vehicles and certain IT assets. Our corporate and field office leases have remaining lease terms between 1 and 25 years with options to renew the leases for up to 25 years. We lease railcars to transport coal to and from our electric generation facilities in Indiana. Our railcars are specifically identified in the lease agreements and have lease terms between 1 and 3 years with options to renew for 1 year. Our fleet vehicles include trucks, trailers and equipment that have been customized specifically for use in the utility industry. We lease fleet vehicles on 1 year terms, after which we have the option to extend on a month-to-month basis or terminate with written notice. ROU assets and liabilities on our Condensed Consolidated

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Balance Sheets (unaudited) do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so.
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
Lease costs for the three and six months ended June 30, 2019 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized as part of the cost of another asset. Income statement presentation for these costs (when ultimately recognized on the income statement) is also included:

		Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	Income Statement Classification	2019	2019
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$3.9	$7.7
Interest on lease liabilities	Interest expense, net	2.5	5.4
Total finance lease cost		6.4	13.1
Operating lease cost	Operation and maintenance	3.3	7.0
Short-term lease cost	Operation and maintenance	0.1	0.8
Total lease cost		$9.8	$20.9

Our right-of-use assets and liabilities are presented in the following lines on the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	Balance Sheet Classification	June 30, 2019
Assets
Finance leases	Net Property, Plant and Equipment	$177.1
Operating leases	Deferred charges and other	59.0
Total leased assets		236.1
Liabilities
Current
Finance leases	Current portion of long-term debt	10.7
Operating leases	Other accruals	9.4
Noncurrent
Finance leases	Long-term debt, excluding amounts due within one year	186.9
Operating leases	Other noncurrent liabilities	49.3
Total lease liabilities		$256.3

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Other pertinent information related to leases was as follows:

Six Months Ended June 30, (in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$5.4
Operating cash flows used for operating leases	7.2
Financing cash flows used for finance leases	4.8
Right-of-use assets obtained in exchange for lease obligations
Finance leases	7.3
Operating leases	$0.9

June 30, 2019
Weighted-average remaining lease term (years)
Finance leases	15.6
Operating leases	10.1
Weighted-average discount rate
Finance leases	6.0%
Operating leases	4.4%

Maturities of our lease liabilities presented on a rolling 12-month basis were as follows:

As of June 30, 2019, (in millions)	Total	Finance Leases	Operating Leases
Year 1	$36.7	$24.4	$12.3
Year 2	33.7	24.5	9.2
Year 3	32.8	24.5	8.3
Year 4	29.8	22.3	7.5
Year 5	27.4	20.3	7.1
Thereafter	250.9	216.6	34.3
Total lease payments	411.3	332.6	78.7
Less: Imputed interest	(123.4)	(108.7)	(14.7)
Less: Leases not yet commenced(1)	(31.6)	(26.3)	(5.3)
Total	256.3	197.6	58.7
Reported as of June 30, 2019
Short-term lease liabilities	20.1	10.7	9.4
Long-term lease liabilities	236.2	186.9	49.3
Total lease liabilities	$256.3	$197.6	$58.7
(1) Expected payments include obligations for leases not yet commenced of approximately $31.6 million for interconnection facilities and corporate and field offices. The facilities will have lease terms between 8 years and 20 years, with estimated commencements in the second half of 2019 and in the third quarter of 2020.

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

17.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of June 30, 2019 and December 31, 2018, we had issued stand-by letters of credit of $10.2 million.
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
Since the Greater Lawrence Incident, we have identified, and moved ahead with, additional steps to enhance system safety and reliability and to safeguard against over-pressurization. Some of these measures have already been completed and others are in process. These Company-wide safety measures will include enhanced measures as called for in the NTSB’s recommendations. We have committed to a program to install over-pressurization protection devices on all of our low-pressure systems, which is described in “ - D. Other Matters.”
Massachusetts Regulatory and Legislative Matters. Under Massachusetts law, the DPU is authorized to investigate potential violations of pipeline safety regulations and to assess a civil penalty of up to $209,000 for a violation of federal pipeline safety regulations. A separate violation occurs for each day of violation up to $2.1 million for a related series of violations. The Massachusetts DPU also is authorized to investigate potential violations of the Columbia of Massachusetts emergency response plan and to assess penalties of up to $250,000 per violation per day, or up to $20 million per related series of violations. Further, as a result of the declaration of emergency by the Governor, the DPU is authorized to investigate potential violations of the DPU's operational directives during the restoration efforts and assess penalties of up to $1 million per violation. Pursuant to these authorities, the DPU has conducted an initial investigation in connection with the Greater Lawrence Incident. Columbia of Massachusetts is subject to further investigation by the DPU or a potential compliance action, the timing and outcome of which are uncertain at this time.
The Massachusetts DPU has retained an independent evaluator to conduct a statewide examination of the safety of the natural gas distribution system and the operational and maintenance functions of natural gas companies in the Commonwealth of Massachusetts. Through authority granted by the Massachusetts Governor under the state of emergency, the Chair of the Massachusetts DPU will direct all natural gas distribution companies operating in the Commonwealth to fund the statewide examination. The statewide examination is underway and we have responded to the evaluator’s information requests. The Phase I report, which was issued on May 15, 2019, included a program level assessment and evaluation of natural gas distribution companies. The Phase I report's conclusions were statewide and contained no specific conclusions about Columbia of Massachusetts. The evaluation has now entered Phase II, which is focused on field assessments of each individual gas company and is expected to conclude later this year.
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
On December 17, 2018, the Massachusetts DPU issued an order requiring Columbia of Massachusetts to enter into an agreement with a Massachusetts-based engineering firm to monitor Columbia of Massachusetts’ remaining restoration and recovery work in Lawrence, Andover and North Andover, Massachusetts. The order requires Columbia of Massachusetts to take measures to ensure that adequate heat and hot water and gas appliances are provided to all affected properties, repave all affected streets, roadways, sidewalks and other areas in accordance with applicable DPU standards and precedents, consult with the affected communities and discuss plans for restoring affected hard or soft surfaces, and replace all gas boilers and furnaces and other gas-fired equipment at affected residences. Under the order, all restoration work beginning in 2019 is required to be completed no later than October 31, 2019, unless an earlier or later date is agreed to with any of the affected communities. We have agreed to complete the gas appliance replacement work by September 15, 2019. We have also reached an agreement with the affected communities with regard to the timing and scope of hard and soft surface repairs, which is discussed in "Private Actions" below. On June 11, 2019, the Massachusetts DPU issued an order requiring Columbia of Massachusetts to comply with the terms of the agreement reached with the affected communities for the restoration of hard and soft surfaces. Also, under both the December 17, 2018 and June 11, 2019 orders, Columbia of Massachusetts is required to maintain quantitative measures, which must be verified by officials of the affected communities, to track its progress in completing all of the remaining work. Estimates for the cost of this work are included in the estimated ranges of loss noted below, which is discussed in “- D. Other Matters - Greater Lawrence Incident Restoration"

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

and " - Greater Lawrence Pipeline Replacement” below. Our failure to adhere to any of the requirements in the order may result in penalties of up to $1 million per violation.
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
Private Actions. Various lawsuits, including several purported class action lawsuits, have been filed by various affected residents or businesses in Massachusetts state courts against the Company and/or Columbia of Massachusetts in connection with the Greater Lawrence Incident. A special judge has been appointed to hear all pending and future cases and the class actions will be consolidated into one class action. On January 14, 2019, the special judge granted the parties’ joint motion to stay all cases until April 30, 2019 to allow mediation, and the parties subsequently agreed to extend the stay until July 25, 2019. The class action lawsuits allege varying causes of action, including those for strict liability for ultra-hazardous activity, negligence, private nuisance, public nuisance, premises liability, trespass, breach of warranty, breach of contract, failure to warn, unjust enrichment, consumer protection act claims, negligent, reckless and intentional infliction of emotional distress and gross negligence, and seek actual compensatory damages, plus treble damages, and punitive damages.
On July 26, 2019, the Company, Columbia of Massachusetts and NiSource Corporate Services Company, a subsidiary of the Company, entered into a term sheet with the class action plaintiffs under which they agreed to settle the class action claims in connection with the Greater Lawrence Incident. Columbia of Massachusetts agreed to pay $143 million into a settlement fund to compensate the settlement class and the settlement class agreed to release Columbia of Massachusetts and affiliates from all claims arising out of or related to the Greater Lawrence Incident. The following claims are not covered under the proposed settlement because they are not part of the consolidated class action: (1) physical bodily injury and wrongful death; (2) insurance subrogation, whether equitable, contractual or otherwise; and (3) claims arising out of appliances that are subject to the Massachusetts DPU orders. Emotional distress and similar claims are covered under the proposed settlement unless they are secondary to a physical bodily injury. The settlement class is defined under the term sheet as all persons and businesses in the three municipalities of Lawrence, Andover and North Andover, Massachusetts, subject to certain limited exceptions. The proposed settlement is subject to negotiation and execution of a final settlement agreement, and preliminary and final court approvals.
Many residents and business owners have submitted individual damage claims to Columbia of Massachusetts. We also have received notice from three parties indicating an intent to assert wrongful death claims. In Massachusetts, punitive damages are available in a wrongful death action upon proof of gross negligence or willful or reckless conduct causing the death. In addition, the Commonwealth of Massachusetts is seeking reimbursement from Columbia of Massachusetts for its expenses incurred in connection with the Greater Lawrence Incident. The outcomes and impacts of such private actions are uncertain at this time except as set forth below.
We are discussing potential settlements with plaintiffs asserting certain bodily injury and wrongful death claims. On April 25, 2019, we entered into a settlement agreement with certain of these plaintiffs involving bodily injury claims, subject to certain

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

conditions, including court approval. On July 3, 2019, we entered into a settlement with one of the parties that indicated an intent to assert a wrongful death claim.
On May 7, 2019, Columbia of Massachusetts and the municipalities of Lawrence, Andover and North Andover jointly announced that they reached a settlement for expenses incurred by the municipalities in connection with the Greater Lawrence Incident, and for compensating the municipalities to repave affected streets, roadways and sidewalks.
Financial Impact. We estimate that total costs related to third-party claims resulting from the incident will range from $994 million to $1,020 million, depending on the final outcome of ongoing reviews and the number, nature, and value of third-party claims. These costs include, but are not limited to, personal injury and property damage claims, damage to infrastructure, and mutual aid payments to other utilities assisting with the restoration effort. These costs related to third-party claims do not include costs of certain third-party claims that we are not able to estimate, nor do they include non-claims related expenses resulting from the incident and the estimated capital cost of the pipeline replacement, which are set forth in " - D. Other Matters - Greater Lawrence Incident Restoration" and "- Greater Lawrence Incident Pipeline Replacement," respectively, below.
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
The aggregate amount of third-party liability insurance coverage available for losses arising from the Greater Lawrence Incident is $800 million. Total expenses related to the incident have exceeded the total amount of insurance coverage available under our policies. While a substantial amount of expenses related to the Greater Lawrence Incident has already been recovered from insurance carriers, a few insurers providing liability insurance to the Company or Columbia of Massachusetts continue to review our claim under the terms and conditions of the respective insurance policies. We are not able to estimate the amount of expenses that will not be covered by insurance, but these amounts are material to our financial statements. Certain types of damages, expenses or claimed costs, such as fines or penalties, may be excluded under the policies.
Refer to "- D. Other Matters - Greater Lawrence Incident Restoration," below for a summary of third-party claims-related expense activity and associated insurance recoveries recorded since the Greater Lawrence Incident.
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
As of June 30, 2019 and December 31, 2018, we had recorded a liability of $108.5 million and $101.2 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities". We

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
CPP and ACE Rules. On July 8, 2019, the EPA published the final ACE rule and repealed the CPP. The ACE rule establishes emission guidelines for states to use when developing plans to limit carbon dioxide at coal-fired electric generating units based on heat rate improvement measures. The coal-fired units at NIPSCO’s R.M. Schahfer Generating Station and Michigan City Generating Station are potentially affected sources, and compliance requirements for these units which NIPSCO plans to retire by 2023 and 2028, respectively, will be determined by future Indiana rulemaking. The ACE rule notes that states have “broad flexibility in setting standards of performance for designated facilities” and that a state may set a “business as usual” standard for sources that have a remaining useful life “so short that imposing any costs on the electric generating unit is unreasonable.” State plans are due by 2022, and the EPA will have six months to determine completeness and then one additional year to determine whether to approve the submitted plan. States have the discretion to determine the compliance period for each source. As a result, NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2019. Our total estimated liability related to the facilities subject to remediation was $105.4 million and $97.5 million at June 30, 2019 and December 31, 2018, respectively. The liability represents our best estimate of the probable cost to remediate the facilities. We believe that it is reasonably possible that remediation costs could vary by as much as $20 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
CCRs. On April 17, 2015, the EPA issued a final rule for regulation of CCRs. The rule regulates CCRs under the RCRA Subtitle D, which determines them to be nonhazardous. The rule is implemented in phases and requires increased groundwater monitoring, reporting, recordkeeping and posting of related information to the Internet. The rule also establishes requirements related to CCR management and disposal. The rule allows NIPSCO to continue its byproduct beneficial use program.
To comply with the rule, NIPSCO incurred capital expenditures to modify its infrastructure and manage CCRs. The CCR rule also resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

obligation due to the uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the EPA, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. NIPSCO has filed initial CCR closure plans for R.M. Schahfer Generating Station and Michigan City Generating Station with the Indiana Department of Environmental Management.
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
In January 2019, NIPSCO executed two 20 year PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MW. The facilities supplying the energy will have a combined nameplate capacity of approximately 700 MW. NIPSCO's purchase requirement under the PPAs is dependent on satisfactory approval of the PPAs by the IURC. NIPSCO submitted the PPAs to the IURC for approval in February 2019 and the IURC approved the PPAs on June 5, 2019. Payments under the PPAs will not begin until the associated generation facilities are constructed by the owner / seller which is currently expected to be complete by the end of 2020 for one facility and by the end of 2021 for the other facility.
Also in January 2019, NIPSCO executed a BTA with a developer to construct a renewable generation facility with a nameplate capacity of approximately 100 MW. Once complete, ownership of the facility would be transferred to a partnership owned by NIPSCO, the developer and an unrelated tax equity partner. The aforementioned partnership structure will result in full NIPSCO ownership after the PTC are monetized from the project (approximately 10 years after the facility goes into service). NIPSCO's purchase requirement under the BTA is dependent on satisfactory approval of the BTA by the IURC and timely completion of construction. NIPSCO submitted the BTA to the IURC for approval in February 2019. An IURC order is anticipated in the third quarter of 2019. Required FERC filings will occur after receiving the IURC order. Construction of the facility is expected to be complete by the end of 2020.
Greater Lawrence Incident Restoration. In addition to the amounts estimated for third-party claims described above, we estimate we will incur other incident-related costs totaling between $430 million and $440 million, depending on the incurrence of future restoration work. Such costs include certain consulting costs, claims center costs, labor and related expenses incurred in connection with the incident and insurance-related loss surcharges. The amounts set forth above do not include the estimated capital cost of the pipeline replacement, which is set forth below in - D. Other Matters - Greater Lawrence Pipeline Replacement." The increase in estimated total incident-related expenses from those disclosed in our Form 10-K for the year ended December 31, 2018 resulted primarily from receiving additional information regarding the extended period of time over which the restoration work would take place, higher than anticipated costs from vendors, expenses associated with government investigations, the incurrence of insurance-related loss surcharges and increased estimates for consultants and claim center costs.
As discussed in - B. Legal Proceedings, the aggregate amount of third-party liability insurance coverage available for losses arising from the Greater Lawrence Incident is $800 million. Expenses related to the incident have exceeded the total amount of insurance coverage available under our policies. While a substantial amount of expenses related to the Greater Lawrence Incident has already been recovered from insurance, a few insurers providing liability insurance to the Company or Columbia of Massachusetts continue

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

to review our claim under the terms and conditions of the respective insurance policies. We are not able to estimate the amount of expenses that will not be covered by insurance, but these amounts are material to our financial statements. Certain types of damages, expenses or claimed costs, such as fines or penalties, may be excluded under the policies.
The following table summarizes expenses incurred and insurance recoveries recorded since the Greater Lawrence Incident. This activity is presented within "Operation and maintenance" in our Condensed Statements of Consolidated Income (unaudited).

	Year Ended	Three Months Ended	Six Months Ended
(in millions)	December 31, 2018	June 30, 2019		Incident to Date
Third-party claims	$757	$33	$237	$994
Other incident-related costs	266	70	102	368
Total	1,023	103	339	1,362
Insurance recoveries recorded	(135)	(435)	(535)	(670)
Impact to operation and maintenance expense	$888	$(332)	$(196)	$692

The following table presents activity related to our Greater Lawrence Incident insurance receivable. These balances are presented within "Accounts receivable" in our Condensed Consolidated Balance Sheets (unaudited):

(in millions)	Insurance receivable
Balance, December 31, 2018	$130
Insurance recoveries recorded in first quarter of 2019	100
Cash collected from insurance recoveries in the first quarter of 2019	(108)
Balance, March 31, 2019	122
Insurance recoveries recorded in the second quarter of 2019	435
Cash collected from insurance recoveries in the second quarter of 2019	(297)
Balance, June 30, 2019(1)	$260
(1)Additional collections of insurance proceeds in the amount of $125 million were received subsequent to the June 30, 2019 balance sheet date.
To the extent that we are not successful in obtaining insurance recoveries in the amount recorded for such recoveries as of June 30, 2019, it could result in a charge against "Operation and maintenance" expense. We are currently unable to predict the timing or amount of future insurance recoveries in excess of that currently recorded in Accounts Receivable.
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
Since the Greater Lawrence Incident and through June 30, 2019, we have invested approximately $250 million of capital spend for the pipeline replacement. We estimate this replacement work will ultimately cost between $250 million and $260 million. We maintain property insurance for gas pipelines and other applicable property in the approximate amount of $300 million. Columbia of Massachusetts has filed a claim with its property insurer and discussions around the claim and recovery have commenced. The

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

recovery of any capital investment not reimbursed through insurance will be addressed in a future regulatory proceeding. The outcome of such a proceeding is uncertain. In accordance with ASC 980-360, if it becomes probable that a portion of the pipeline replacement cost will not be recoverable through customer rates and an amount can be reasonably estimated, we will reduce our regulated plant balance for the amount of the probable disallowance and record an associated charge to earnings. This could result in a material adverse effect to our financial condition, results of operations and cash flows. Additionally, if a rate order is received allowing recovery of the investment with no or reduced return on investment, a loss on disallowance may be required.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

Three Months Ended June 30, 2019 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2019	$0.4	$(32.3)	$(20.9)	$(52.8)
Other comprehensive income (loss) before reclassifications	2.3	(30.5)	—	(28.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	0.4	0.2
Net current-period other comprehensive income (loss)	2.1	(30.5)	0.4	(28.0)
Balance as of June 30, 2019	$2.5	$(62.8)	$(20.5)	$(80.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Six Months Ended June 30, 2019 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2019	$(2.4)	$(13.0)	$(21.8)	$(37.2)
Other comprehensive income (loss) before reclassifications	5.0	(49.8)	0.5	(44.3)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	0.8	0.7
Net current-period other comprehensive income (loss)	4.9	(49.8)	1.3	(43.6)
Balance as of June 30, 2019	$2.5	$(62.8)	$(20.5)	$(80.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Three Months Ended June 30, 2018 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2018	$(1.5)	$(0.3)	$(17.2)	$(19.0)
Other comprehensive income (loss) before reclassifications	(0.6)	(2.0)	0.6	(2.0)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	0.6	(0.4)	0.1
Net current-period other comprehensive income (loss)	(0.7)	(1.4)	0.2	(1.9)
Balance as of June 30, 2018	$(2.2)	$(1.7)	$(17.0)	$(20.9)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Six Months Ended June 30, 2018 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2018	$0.2	$(29.4)	$(14.2)	$(43.4)
Other comprehensive income (loss) before reclassifications	(2.5)	49.1	—	46.6
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	(15.1)	0.4	(14.6)
Net current-period other comprehensive income (loss)	(2.4)	34.0	0.4	32.0
Reclassification due to adoption of ASU 2018-02	—	(6.3)	(3.2)	(9.5)
Balance as of June 30, 2018	$(2.2)	$(1.7)	$(17.0)	$(20.9)

(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.    Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Interest Income	$1.2	$1.1	$3.3	$2.8
AFUDC Equity	2.5	3.9	4.2	7.6
Pension and other postretirement non-service cost	(3.1)	6.1	(5.9)	12.3
Interest rate swap settlement gain	—	—	—	21.2
Miscellaneous	(0.9)	1.7	(2.6)	0.2
Total Other, net	$(0.3)	$12.8	$(1.0)	$44.1

20.    Business Segment Information
At June 30, 2019, our operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Operating Revenues
Gas Distribution Operations
Unaffiliated	$603.8	$601.9	$2,042.6	$1,929.2
Intersegment	3.3	3.2	6.6	6.5
Total	607.1	605.1	2,049.2	1,935.7
Electric Operations
Unaffiliated	406.4	404.9	837.2	828.2
Intersegment	0.2	0.2	0.4	0.4
Total	406.6	405.1	837.6	828.6
Corporate and Other
Unaffiliated	0.2	0.2	0.4	0.4
Intersegment	114.2	116.1	225.3	230.2
Total	114.4	116.3	225.7	230.6
Eliminations	(117.7)	(119.5)	(232.3)	(237.1)
Consolidated Operating Revenues	$1,010.4	$1,007.0	$2,880.2	$2,757.8
Operating Income
Gas Distribution Operations	$379.0	$39.1	$654.4	$360.8
Electric Operations	85.7	82.4	180.7	165.5
Corporate and Other	(1.2)	(3.1)	2.6	(7.3)
Consolidated Operating Income	$463.5	$118.4	$837.7	$519.0

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
Greater Lawrence Incident: The Greater Lawrence Incident occurred on September 13, 2018. The following table summarizes expenses incurred and insurance recoveries recorded since the Greater Lawrence Incident. The amounts set forth in the table below do not include the estimated capital cost of the pipeline replacement described below and as set forth in Note 17- D, "Other Matters - Greater Lawrence Pipeline Replacement," in the Notes to Condensed Consolidated Financial Statements (unaudited).

	Year Ended	Three Months Ended	Six Months Ended
(in millions)	December 31, 2018	June 30, 2019		Incident to Date
Third-party claims	$757	$33	$237	$994
Other incident-related costs	266	70	102	368
Total	1,023	103	339	1,362
Insurance recoveries recorded	(135)	(435)	(535)	(670)
Total	$888	$(332)	$(196)	$692
Including the $757 million recorded during 2018, we estimate that total costs related to third-party claims as set forth in Note 17, "Other Commitments and Contingencies - B. Legal Proceedings," will range from $994 million to $1,020 million, depending on the final outcome of ongoing reviews and the number, nature and value of third-party claims. We expect to incur a total of $430 million to $440 million in other incident-related costs, inclusive of the $266 million recorded during 2018 as set forth in Note 17, "Other Commitments and Contingencies - D. Other Matters .
We also expect to incur other expenses, including expenses associated with government investigations and fines, penalties or settlements with governmental authorities in connection with the Greater Lawrence Incident, the amounts and timing of which cannot be estimated at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table presents activity related to our Greater Lawrence Incident insurance receivable. These balances are presented within "Accounts receivable" in our Condensed Consolidated Balance Sheets (unaudited):

(in millions)	Insurance receivable
Balance, December 31, 2018	$130
Insurance recoveries recorded in first quarter of 2019	100
Cash collected from insurance recoveries in the first quarter of 2019	(108)
Balance, March 31, 2019	122
Insurance recoveries recorded in the second quarter of 2019	435
Cash collected from insurance recoveries in the second quarter of 2019	(297)
Balance, June 30, 2019(1)	$260
(1)Additional collections of insurance proceeds in the amount of $125 million were received subsequent to the June 30, 2019 balance sheet date.
To the extent that we are not successful in collecting reimbursement in the amount recorded for such recoveries as of June 30, 2019, it could result in a charge to earnings. We are currently unable to predict the timing or amount of future insurance recoveries in excess of that currently recorded in Accounts Receivable
Since the Greater Lawrence Incident and through June 30, 2019, we have invested approximately $250 million of capital spend for the pipeline replacement. We estimate this replacement work will ultimately cost between $250 million and $260 million. Columbia of Massachusetts has filed a claim with its property insurer of the Greater Lawrence Incident and discussions around the claim and recovery have commenced. The recovery of any capital investment not reimbursed through insurance will be addressed in a future regulatory proceeding. The outcome of such a proceeding is uncertain. If at any point Columbia of Massachusetts concludes it is probable that any portion of this capital investment is not recoverable through customer rates, that portion of the capital investment, if estimable, would be immediately charged to earnings.
Refer to Note 17-B and D, "Legal Proceedings" and "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited), "Summary of Consolidated Financial Results," "Results and Discussion of Segment Operation - Gas Distribution Operations," and "Liquidity and Capital Resources" in this Management's Discussion for additional information related to the Greater Lawrence Incident.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

For the three and six months ended June 30, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Operating Income	$463.5	$118.4	$345.1	$837.7	$519.0	$318.7

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Operating Revenues	$1,010.4	$1,007.0	$3.4	$2,880.2	$2,757.8	$122.4
Cost of Sales (excluding depreciation and amortization)	253.5	313.3	(59.8)	933.8	1,037.7	(103.9)
Total Net Revenues	$756.9	$693.7	$63.2	$1,946.4	$1,720.1	$226.3
Other Operating Expenses	293.4	575.3	(281.9)	1,108.7	1,201.1	(92.4)
Operating Income	463.5	118.4	345.1	837.7	519.0	318.7
Total Other Deductions, net	(94.4)	(88.4)	(6.0)	(190.7)	(150.2)	(40.5)
Income Taxes	72.2	5.5	66.7	131.2	68.2	63.0
Net Income	296.9	24.5	272.4	515.8	300.6	215.2
Preferred dividends	(13.8)	(1.3)	(12.5)	(27.6)	(1.3)	(26.3)
Net Income Available to Common Shareholders	283.1	23.2	259.9	488.2	299.3	188.9
Basic Earnings Per Share	$0.76	$0.07	$0.69	$1.31	$0.86	$0.45
Basic Average Common Shares Outstanding	373.9	354.2	19.7	373.6	346.2	27.4
On a consolidated basis, we reported net income available to common shareholders of $283.1 million, or $0.76 per basic share for the three months ended June 30, 2019, compared to net income available to common shareholders of $23.2 million, or $0.07 per basic share for the same period in 2018. The increase in income available to common shareholders during 2019 was primarily due to lower operating expenses due to insurance recoveries recorded related to the Greater Lawrence Incident and an increase in revenue due to new rates from base rate proceedings and infrastructure replacement programs.
For the six months ended June 30, 2019, we reported net income available to common shareholders of $488.2 million, or $1.31 per basic share compared to net income available to common shareholders of $299.3 million, or $0.86 per basic share for the same period in 2018. Similar to the quarter-to-date period, the increase in income available to common shareholders during 2019 was primarily due to lower operating expenses due to insurance recoveries recorded related to the Greater Lawrence Incident and new rates from base rate proceedings and infrastructure replacement programs. These increases were offset by an interest rate swap settlement gain in 2018 and additional dilution in 2019 resulting from preferred stock dividend commitments.
Operating Income
For the three months ended June 30, 2019, we reported operating income of $463.5 million compared to operating income of $118.4 million for the same period in 2018. As noted above, the increase in operating income was primarily due to lower operating expenses due to insurance recoveries recorded related to the Greater Lawrence Incident and new rates from base rate proceedings and infrastructure replacement programs. These increases were partially offset by increased depreciation due to regulatory outcomes of NIPSCO's gas rate case and capital expenditures being placed into service.

For the six months ended June 30, 2019, we reported operating income of $837.7 million compared to operating income of $519.0 million for the same period in 2018. The drivers for this increase were consistent with that of the quarter-to-date period.
Other Deductions, net
Other deductions, net reduced income by $94.4 million in the second quarter of 2019 compared to a reduction in income of $88.4 million in the prior year. This change is primarily due to lower actuarial investment returns on pension and other postretirement benefit assets in 2019 of $9.2 million and higher interest expense of $5.4 million in 2019 driven by decreased regulatory deferrals from Columbia of Ohio's CEP. These variances were partially offset by a loss on early extinguishment of long-term debt of $12.5 million which was recorded in the second quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other deductions, net reduced income by $190.7 million during the six months ended June 30, 2019 compared to a reduction in income of $150.2 million in the prior year. The change is primarily due to an interest rate swap settlement gain of $21.2 million recognized in the first quarter of 2018 and lower actuarial investment returns on pension and other postretirement benefit assets of $18.2 million in 2019, partially offset by a loss on early extinguishment of long-term debt of $12.5 million in the second quarter of 2018.
Income Taxes
For the three and six months ended June 30, 2019, the increase in income tax expense from 2018 to 2019 is primarily attributable to the increased income before income taxes in the second quarter of 2019, as well as a higher effective tax rate in 2019 due to the relative impact of permanent differences on higher estimated pre-tax income in 2019 compared to 2018.
Refer to Note 12, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
Capital Investment
For the six months ended June 30, 2019, we invested $843.5 million in capital expenditures across our gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of our gas distribution system and maintaining our existing electric generation fleet.
We continue to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expect to invest a total of approximately $1.6 to $1.7 billion in capital during 2019 to continue to modernize and improve our system across all seven states.
Liquidity
The enactment of the TCJA has and will continue to have an unfavorable impact on our liquidity in 2019; however, through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, term loan borrowings, long-term debt agreements and our ability to access the capital markets, we believe there is adequate capital available to fund our operating activities, capital expenditures and the effects of the Greater Lawrence Incident in 2019 and beyond. As of June 30, 2019 and December 31, 2018, we had $952.5 million and $974.6 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”
Regulatory Developments
During the quarter ended June 30, 2019, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of our operating area. Refer to Note 7, "Regulatory Matters" and Note 17-D "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory developments that have transpired during 2019.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Our operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

For the three and six months ended June 30, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Operating Income	$379.0	$39.1	$339.9	$654.4	360.8	$293.6

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net Revenues
Operating Revenues	$607.1	$605.1	$2.0	$2,049.2	$1,935.7	$113.5
Less: Cost of sales (excluding depreciation and amortization)	136.7	197.6	(60.9)	686.8	789.4	(102.6)
Net Revenues	470.4	407.5	62.9	1,362.4	1,146.3	216.1
Operating Expenses
Operation and maintenance	(60.3)	248.5	(308.8)	391.0	535.7	(144.7)
Depreciation and amortization	99.4	71.8	27.6	196.8	142.5	54.3
Gain on sale of assets	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Other taxes	52.4	48.1	4.3	120.3	107.3	13.0
Total Operating Expenses	91.4	368.4	(277.0)	708.0	785.5	(77.5)
Operating Income	$379.0	$39.1	$339.9	$654.4	$360.8	$293.6
Revenues
Residential	$379.6	$387.6	$(8.0)	$1,355.6	$1,280.6	$75.0
Commercial	122.7	126.9	(4.2)	454.3	435.8	18.5
Industrial	53.0	47.8	5.2	136.0	122.5	13.5
Off-System	23.4	20.9	2.5	43.5	43.2	0.3
Other	28.4	21.9	6.5	59.8	53.6	6.2
Total	$607.1	$605.1	$2.0	$2,049.2	$1,935.7	$113.5
Sales and Transportation (MMDth)
Residential	32.2	39.0	(6.8)	172.9	174.1	(1.2)
Commercial	28.4	30.0	(1.6)	114.4	112.2	2.2
Industrial	125.4	140.1	(14.7)	273.5	285.6	(12.1)
Off-System	8.9	6.8	2.1	16.1	14.4	1.7
Other	0.1	0.2	(0.1)	0.3	0.3	—
Total	195.0	216.1	(21.1)	577.2	586.6	(9.4)
Heating Degree Days	499	624	(125)	3,396	3,447	(51)
Normal Heating Degree Days	563	599	(36)	3,427	3,491	(64)
% (Warmer) Colder than Normal	(11)%	4%		(1)%	(1)%
Gas Distribution Customers
Residential				3,180,255	3,149,948	30,307
Commercial				279,450	278,205	1,245
Industrial				6,078	5,988	90
Other				3	3	—
Total				3,465,786	3,434,144	31,642

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
Three Months Ended June 30, 2019 vs. June 30, 2018 Operating Income
For the three months ended June 30, 2019, Gas Distribution Operations reported operating income of $379.0 million, an increase of $339.9 million from the comparable 2018 period.
Net revenues for the three months ended June 30, 2019 were $470.4 million, an increase of $62.9 million from the same period in 2018. The change in net revenues was primarily driven by:

•	New rates from base rate proceedings and infrastructure replacement programs of $65.6 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in operating expense, of $7.4 million.
Partially offset by:

•	Adjustments to the revenue reserve for the probable future refund of certain collections from customers as a result of the lower income tax rate from the TCJA of $5.1 million.

•
Lower revenues of $8.8 million from the effects of warmer weather in 2019. This weather adjustment is partially offset by a favorable variance of $3.9 million resulting from an update in the weather-related normal heating degree day methodology (discussed below).

Operating expenses were $277.0 million lower for the three months ended June 30, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Insurance recoveries recorded, net of third-party claims and other expenses recorded, related to the Greater Lawrence Incident of $331.9 million.
Partially offset by:

•	Increased depreciation of $27.6 million due to regulatory outcomes of NIPSCO's gas rate case and higher capital expenditures placed in service.

•	Increased employee and administrative expenses of $9.7 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in net revenues, of $7.4 million.

•	Increased property taxes of $4.7 million due to higher capital expenditures placed in service and increased amortization of property taxes previously deferred as a regulatory asset.
Six Months Ended June 30, 2019 vs. June 30, 2018 Operating Income
For the six months ended June 30, 2019, Gas Distribution Operations reported operating income of $654.4 million, an increase of $293.6 million from the comparable 2018 period.
Net revenues for the six months ended June 30, 2019 were $1,362.4 million, an increase of $216.1 million from the same period in 2018. The change in net revenues was primarily driven by:

•	New rates from base rate proceedings and infrastructure replacement programs of $166.3 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in operating expense, of $32.9 million.

•	Increased residential and commercial customer growth of $7.2 million.

•
Higher revenues of $8.6 million resulting from an update in the weather-related normal heating degree day methodology (see further detail below), partially offset by a $3.7 million revenue decrease from the effects of warmer weather in 2019.

Operating expenses were $77.5 million lower for the six months ended June 30, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Insurance recoveries recorded, net of third-party claims and other expenses recorded, related to the Greater Lawrence Incident of $196.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Partially offset by:

•	Increased depreciation of $54.3 million due to regulatory outcomes of NIPSCO's gas rate case and higher capital expenditures placed in service.

•	Higher regulatory, tax and depreciation trackers, which are offset in net revenues, of $32.9 million.

•	Increased property taxes of $10.3 million due to higher capital expenditures placed in service and increased amortization of property taxes previously deferred as a regulatory asset.

•	Increased employee and administrative expenses of $7.9 million.
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
Weather in the Gas Distribution Operations service territories for the second quarter of 2019 was about 11% warmer than normal and about 20% warmer than 2018, leading to decreased net revenues of $4.9 million for the quarter ended June 30, 2019 compared to the same period in 2018 in total. The change in weather-related net revenues was primarily driven by:

•	The effects of warmer weather in 2019 of $8.8 million.
Offset by:

•	An update in the weather-related normal heating degree day methodology resulting in a favorable variance of $3.9 million, as discussed above.
Weather in the Gas Distribution Operations service territories for the six months ended June 30, 2019 was about 1% warmer than normal and about 1% warmer than 2018. Due to the change in methodology, net revenues increased by $4.9 million for the six months ended June 30, 2019 compared to the same period in 2018. The change in weather-related net revenues was primarily driven by:

•	An update in the weather-related normal heating degree day methodology resulting in a favorable variance of $8.6 million, as discussed above.
Offset by:

•	The effects of warmer weather in 2019 of $3.7 million.

Throughput
Total volumes sold and transported for the three months ended June 30, 2019 were 195.0 MMDth, compared to 216.1 MMDth for the same period in 2018. This 10% decrease is primarily attributable to decreased industrial usage related to energy production from electric generating customers in 2019.
Total volumes sold and transported for the six months ended June 30, 2019 were 577.2 MMDth, compared to 586.6 MMDth for the same period in 2018. This 2% decrease is also primarily a result of decreased industrial usage related to energy production from electric generating customers in 2019.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

For the three and six months ended June 30, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Operating Income	$85.7	$82.4	$3.3	$180.7	$165.5	$15.2

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net Revenues
Operating revenues	$406.6	$405.1	$1.5	$837.6	$828.6	$9.0
Less: Cost of sales (excluding depreciation and amortization)	116.9	115.6	1.3	247.0	248.3	(1.3)
Net Revenues	289.7	289.5	0.2	590.6	580.3	10.3
Operating Expenses
Operation and maintenance	123.8	128.3	(4.5)	245.5	254.5	(9.0)
Depreciation and amortization	69.2	64.5	4.7	137.4	130.0	7.4
Other taxes	11.0	14.3	(3.3)	27.0	30.3	(3.3)
Total Operating Expenses	204.0	207.1	(3.1)	409.9	414.8	(4.9)
Operating Income	$85.7	$82.4	$3.3	$180.7	$165.5	$15.2
Revenues
Residential	$105.9	$113.1	$(7.2)	$224.7	$227.6	$(2.9)
Commercial	115.2	116.6	(1.4)	234.5	233.5	1.0
Industrial	155.9	152.2	3.7	319.4	314.9	4.5
Wholesale	2.8	3.9	(1.1)	5.5	8.6	(3.1)
Other	26.8	19.3	7.5	53.5	44.0	9.5
Total	$406.6	$405.1	$1.5	$837.6	$828.6	$9.0
Sales (Gigawatt Hours)
Residential	733.1	844.7	(111.6)	1,525.5	1,633.1	(107.6)
Commercial	891.0	943.7	(52.7)	1,785.4	1,849.4	(64.0)
Industrial	2,164.5	2,228.7	(64.2)	4,380.2	4,562.5	(182.3)
Wholesale	1.1	41.5	(40.4)	7.6	92.3	(84.7)
Other	22.3	27.3	(5.0)	56.8	60.5	(3.7)
Total	3,812.0	4,085.9	(273.9)	7,755.5	8,197.8	(442.3)
Cooling Degree Days	223	392	(169)	223	392	(169)
Normal Cooling Degree Days	245	229		245	229
% (Colder) Warmer than Normal	(9)%	71%		(9)%	71%
Electric Customers
Residential				412,990	410,064	2,926
Commercial				56,788	56,321	467
Industrial				2,272	2,295	(23)
Wholesale				732	738	(6)
Other				3	2	1
Total				472,785	469,420	3,365

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
Three Months Ended June 30, 2019 vs. June 30, 2018 Operating Income
For the three months ended June 30, 2019, Electric Operations reported operating income of $85.7 million, an increase of $3.3 million from the comparable 2018 period.
Net revenues for the three months ended June 30, 2019 were $289.7 million, an increase of $0.2 million from the same period in 2018. The change in net revenues was primarily driven by:

•	Increased rates on incremental capital spend on infrastructure replacement programs and electric transmission projects of $7.2 million.

•	Higher regulatory and depreciation trackers, which are offset in operating expense, of $3.1 million.

•	Lower fuel handling costs of $1.8 million.
Partially offset by:

•	Lower revenues from the effects of cooler weather in 2019 of $8.5 million.

•	Decreased residential usage of $3.5 million.
Operating expenses were $3.1 million lower for the three months ended June 30, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Decreased materials and supplies costs of $4.5 million primarily related to the retirement of Bailly Generating Station Units 7 and 8 on May 31, 2018.

•	Decreased property taxes of $3.4 million.
Partially offset by:

•	Higher regulatory and depreciation trackers, which are offset in net revenues, of $3.1 million.

•	Increased depreciation of $3.0 million due to higher capital expenditures placed in service.
Six months ended June 30, 2019 vs. June 30, 2018 Operating Income
For the six months ended June 30, 2019, Electric Operations reported operating income of $180.7 million, an increase of $15.2 million from the comparable 2018 period.
Net revenues for the six months ended June 30, 2019 were $590.6 million, an increase of $10.3 million from the same period in 2018. The change in net revenues was primarily driven by:

•	Increased rates on incremental capital spend on infrastructure replacement programs and electric transmission projects of $11.0 million.

•	Higher regulatory and depreciation trackers, which are offset in operating expense, of $5.7 million.

•	Decreased fuel handling costs of $5.2 million.

•	The effects of increased commercial and residential customer growth of $2.3 million.
Partially offset by:

•	The effects of decreased residential and industrial customer usage of $8.6 million.

•	Lower revenues from the effects of cooler weather in 2019 of $6.0 million.
Operating expenses were $4.9 million lower for the six months ended June 30, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Decreased employee and administrative costs of $5.6 million.

•	Lower outside service costs of $3.9 million.

•	Decreased materials and supplies costs of $3.3 million primarily related to the retirement of Bailly Generating Station Units 7 and 8 on May 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

•	Decreased property taxes of $2.8 million
Partially offset by:

•	Higher regulatory and depreciation trackers, which are offset in operating expense, of $5.7 million.

•	Increased depreciation of $4.4 million due to higher capital expenditures placed in service.
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
Weather in the Electric Operations’ territories for the second quarter of 2019 was about 9% cooler than normal and about 43% cooler than in 2018, resulting in decreased net revenues of $8.5 million for the quarter ended June 30, 2019 compared to the same period in 2018.
Weather in the Electric Operations’ territories for the six months ended June 30, 2019 was about 9% cooler than normal and about 43% cooler than in 2018, resulting in decreased net revenues of $6.0 million for the six months ended June 30, 2019 compared to the same period in 2018.
Sales
Electric Operations sales for the second quarter of 2019 were 3,812.0 gwh, a decrease of 273.9 gwh compared to the same period in 2018. This decrease was primarily attributable to the effects of cooler weather on residential and commercial customers and higher internal generation from large industrial customers during the second quarter of 2019.
Electric Operations sales for the six months ended June 30, 2019 were 7,755.5 gwh, a decrease of 442.3 gwh compared to the same period in 2018. The drivers for this decrease are consistent with the quarter-to-date period.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Greater Lawrence Incident: As discussed in "Executive Summary" and Note 17, “Other Commitments and Contingencies,” we have recorded losses associated with the Greater Lawrence Incident and have invested capital to replace the entire affected 45-mile cast iron and bare steel pipeline system that delivers gas to the impacted area. As discussed in the Executive Summary and Note 17 referenced earlier in this paragraph, we expect to incur additional expenses and liabilities in excess of our recorded liabilities and estimated additional costs associated with the Greater Lawrence Incident. The timing and amount of future financing needs will depend on the ultimate timing and amount of payments made to third parties in connection with the Greater Lawrence Incident and the timing and amount of associated insurance recoveries. Since the Greater Lawrence Incident and through June 30, 2019, we have collected $410 million from insurance providers which has aided liquidity. As of June 30, 2019, we have a recorded insurance receivable balance of $260 million. Insurance proceeds in the amount of $125 million were received subsequent to the June 30, 2019 balance sheet date. We expect to collect the remainder of the recorded insurance receivable balance by the end of 2019.
Through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, term loan borrowings, long-term debt agreements and our ability to access the capital markets, we believe there is adequate capital available to fund these expenditures.
Operating Activities
Net cash from operating activities for the six months ended June 30, 2019 was $926.2 million, an increase of $116.7 million compared to the six months ended June 30, 2018. This increase was driven by insurance recoveries related to the Greater Lawrence Incident, partially offset by related cash payments for claims and other expenses. For the six months ended June 30, 2019, we received approximately $108 million of insurance recoveries, net of payments for expenses, related to the Greater Lawrence Incident. Refer to Note 17-D "Other Matters" in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2019 was $898.0 million, an increase of $26.9 million compared to the six months ended June 30, 2018. This increase was mostly attributable to higher cost of removal expenditures and higher capital expenditures in 2019.
Our cost of removal expenditures for the six months ended June 30, 2019 were $55.7 million compared to $46.1 million for the comparable period in 2018. The increase was driven by additional cost of removal projects completed at our Michigan City generating station.
Our capital expenditures for the six months ended June 30, 2019 were $843.5 million compared to $832.5 million for the comparable period in 2018. The increase was driven by additional capital spending related to the Greater Lawrence Incident, partially offset by a decrease in capital spending at NIPSCO related to the conclusion of electric transmission and CCR projects. We project total 2019 capital expenditures to be approximately $1.6 to $1.7 billion.
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
Net Available Liquidity. As of June 30, 2019, an aggregate of $952.5 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays our liquidity position as of June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	320.0	399.2
Less:
Commercial Paper	911.0	978.0
Accounts Receivable Program Utilized	320.0	399.2
Letters of Credit Outstanding Under Credit Facility	10.2	10.2
Add:
Cash and Cash Equivalents	23.7	112.8
Net Available Liquidity	$952.5	$974.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term loan agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires us to maintain a debt to capitalization ratio that does not exceed 75%. As of June 30, 2019, the ratio was 60.6%.
Sale of Trade Accounts Receivables. Refer to Note 10, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and certain of our subsidiaries' credit ratings and ratings outlook as of June 30, 2019. There were no changes to the below credit ratings or outlooks since December 31, 2018.
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

Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2019, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $64.7 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2019, 373,249,295 shares of common stock and 440,000 shares of preferred stock were outstanding.
Contractual Obligations. Aside from the previously referenced repayments of long-term debt and payments associated with the Greater Lawrence Incident, there were no material changes during the six months ended June 30, 2019 to our contractual obligations as of December 31, 2018.

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
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of June 30, 2019 or December 31, 2018.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $5.1 million and $10.0 million for the three and six months ended June 30, 2019, and $2.9 million and $5.9 million for three and six months ended June 30, 2018, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of June 30, 2019 and December 31, 2018.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(3.1)	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to NiSource Inc. Form 8-K filed on January 26, 2018).

(3.2)
Certificate of Amendment of Amended and Restated Certificate of Incorporation of NiSource dated May 7, 2019 (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on May 8, 2019).

(10.1)
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

NiSource Inc.
(Registrant)

Date:	July 31, 2019	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)