Form 10-Q
period 2019-09-30
NISOURCE INC.
filed 2019-10-30
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 373,542,659 shares outstanding at October 22, 2019.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or “our”)	NiSource Inc.

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AMRP	Accelerated Main Replacement Program
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CPP	Clean Power Plan
DPU	Department of Public Utilities
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
GWh	Gigawatt hours
IRP	Infrastructure Replacement Program
IT	Information technology
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator

DEFINED TERMS
MMDth	Million dekatherms
MW	Megawatts
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Purchase power agreement
PTC	Production tax credit
RCRA	Resource Conservation and Recovery Act
RFP	Request for proposals
ROU	Right of use
SAVE	Steps to Advance Virginia's Energy Plan
SEC	Securities and Exchange Commission
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
WCE	Whiting Clean Energy
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Operating Revenues
Customer revenues	$891.0	$855.8	$3,694.7	$3,555.1
Other revenues	40.5	39.2	117.0	97.7
Total Operating Revenues	931.5	895.0	3,811.7	3,652.8
Operating Expenses
Cost of sales (excluding depreciation and amortization)	196.7	222.0	1,130.5	1,259.7
Operation and maintenance	393.9	780.8	995.5	1,548.5
Depreciation and amortization	182.2	148.5	535.2	437.8
Loss (Gain) on sale of assets and impairments, net	(0.2)	0.7	(0.1)	0.4
Other taxes	67.9	58.9	221.9	203.3
Total Operating Expenses	840.5	1,210.9	2,883.0	3,449.7
Operating Income (Loss)	91.0	(315.9)	928.7	203.1
Other Income (Deductions)
Interest expense, net	(95.9)	(83.4)	(285.6)	(265.2)
Other, net	1.3	(1.7)	0.3	42.4
Loss on early extinguishment of long-term debt	—	(33.0)	—	(45.5)
Total Other Deductions, Net	(94.6)	(118.1)	(285.3)	(268.3)
Income (Loss) before Income Taxes	(3.6)	(434.0)	643.4	(65.2)
Income Taxes	(10.2)	(94.5)	121.0	(26.3)
Net Income (Loss)	6.6	(339.5)	522.4	(38.9)
Preferred dividends	(13.8)	(5.6)	(41.4)	(6.9)
Net Income (Loss) Available to Common Shareholders	(7.2)	(345.1)	481.0	(45.8)
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$(0.02)	$(0.95)	$1.29	$(0.13)
Diluted Earnings (Loss) Per Share	$(0.02)	$(0.95)	$1.28	$(0.13)
Basic Average Common Shares Outstanding	374.1	363.9	373.8	352.1
Diluted Average Common Shares	374.1	363.9	375.2	352.1

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2019	2018	2019	2018
Net Income (Loss)	$6.6	$(339.5)	$522.4	$(38.9)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	0.7	0.1	5.6	(2.3)
Net unrealized gain (loss) on cash flow hedges(2)	(50.6)	22.5	(100.4)	56.5
Unrecognized pension and OPEB benefit(3)	0.4	0.8	1.7	1.2
Total other comprehensive income (loss)	(49.5)	23.4	(93.1)	55.4
Comprehensive Income (Loss)	$(42.9)	$(316.1)	$429.3	$16.5

(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.1 million and zero tax expense in the third quarter of 2019 and 2018, respectively, and $1.4 million tax expense and $0.6 million tax benefit for the nine months ended 2019 and 2018, respectively.
(2) Net unrealized gain (loss) on cash flow hedges, net of $16.7 million tax benefit and $7.5 million tax expense in the third quarter of 2019 and 2018, respectively, and $33.2 million tax benefit and $18.7 million tax expense for the nine months ended 2019 and 2018, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.1 million and zero tax expense in the third quarter of 2019 and 2018, and $0.6 million and $0.2 million tax expense for the nine months ended 2019 and 2018, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2019	December 31, 2018
ASSETS
Property, Plant and Equipment
Utility plant	$24,026.1	$22,780.8
Accumulated depreciation and amortization	(7,563.2)	(7,257.9)
Net utility plant	16,462.9	15,522.9
Other property, at cost, less accumulated depreciation	18.0	19.6
Net Property, Plant and Equipment	16,480.9	15,542.5
Investments and Other Assets
Unconsolidated affiliates	2.2	2.1
Other investments	217.5	204.0
Total Investments and Other Assets	219.7	206.1
Current Assets
Cash and cash equivalents	28.0	112.8
Restricted cash	9.0	8.3
Accounts receivable (less reserve of $15.1 and $21.1, respectively)	539.3	1,058.5
Gas inventory	294.9	286.8
Materials and supplies, at average cost	115.1	101.0
Electric production fuel, at average cost	38.7	34.7
Exchange gas receivable	30.3	88.4
Regulatory assets	237.6	235.4
Prepayments and other	85.4	129.5
Total Current Assets	1,378.3	2,055.4
Other Assets
Regulatory assets	1,993.2	2,002.1
Goodwill	1,690.7	1,690.7
Intangible assets, net	212.5	220.7
Deferred charges and other	157.0	86.5
Total Other Assets	4,053.4	4,000.0
Total Assets	$22,132.3	$21,804.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 373,446,862 and 372,363,656 shares outstanding, respectively	$3.8	$3.8
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 440,000 and 420,000 shares outstanding, respectively	880.0	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,426.5	6,403.5
Retained deficit	(1,231.6)	(1,399.3)
Accumulated other comprehensive loss	(130.3)	(37.2)
Total Stockholders’ Equity	5,848.5	5,750.9
Long-term debt, excluding amounts due within one year	7,853.8	7,105.4
Total Capitalization	13,702.3	12,856.3
Current Liabilities
Current portion of long-term debt	10.9	50.0
Short-term borrowings	1,615.1	1,977.2
Accounts payable	494.9	883.8
Dividends payable - common stock	74.7	—
Dividends payable - preferred stock	19.4	—
Customer deposits and credits	242.8	238.9
Taxes accrued	157.8	222.7
Interest accrued	95.6	90.7
Exchange gas payable	54.8	85.5
Regulatory liabilities	103.0	140.9
Legal and environmental	20.0	18.9
Accrued compensation and employee benefits	145.7	149.7
Claims accrued	184.3	114.7
Other accruals	120.7	63.8
Total Current Liabilities	3,339.7	4,036.8
Other Liabilities
Risk management liabilities	125.0	46.7
Deferred income taxes	1,466.6	1,330.5
Deferred investment tax credits	10.1	11.2
Accrued insurance liabilities	85.3	84.4
Accrued liability for postretirement and postemployment benefits	365.5	389.1
Regulatory liabilities	2,440.0	2,519.1
Asset retirement obligations	373.1	352.0
Other noncurrent liabilities	224.7	177.9
Total Other Liabilities	5,090.3	4,910.9
Commitments and Contingencies (Refer to Note 16, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$22,132.3	$21,804.0
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2019	2018
Operating Activities
Net Income (Loss)	$522.4	$(38.9)
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities:
Loss on early extinguishment of debt	—	45.5
Depreciation and amortization	535.2	437.8
Deferred income taxes and investment tax credits	120.4	(26.4)
Other adjustments	18.8	15.6
Changes in Assets and Liabilities:
Components of working capital	146.8	442.9
Regulatory assets/liabilities	(70.0)	61.3
Deferred charges and other noncurrent assets	(76.4)	0.8
Other noncurrent liabilities	34.6	(11.4)
Net Cash Flows from Operating Activities	1,231.8	927.2
Investing Activities
Capital expenditures	(1,310.0)	(1,296.6)
Cost of removal	(84.5)	(72.6)
Purchases of available-for-sale securities	(104.0)	(71.4)
Sales of available-for-sale securities	104.1	58.5
Other investing activities	0.6	5.6
Net Cash Flows used for Investing Activities	(1,393.8)	(1,376.5)
Financing Activities
Issuance of long-term debt	750.0	350.0
Repayments of long-term debt and finance lease obligations	(48.5)	(1,044.0)
Premiums and other debt related costs	(11.9)	(46.1)
Issuance of short-term debt (maturity > 90 days)	600.0	600.0
Repayment of short-term debt (maturity > 90 days)	(550.0)	—
Change in short-term borrowings, net (maturity ≤ 90 days)	(412.1)	(194.6)
Issuance of common stock, net of issuance costs	10.9	611.6
Issuance of preferred stock, net of issuance costs	—	394.3
Acquisition of treasury stock	—	(4.0)
Dividends paid - common stock	(223.8)	(202.5)
Dividends paid - preferred stock	(36.7)	—
Net Cash Flows from Financing Activities	77.9	464.7
Change in cash, cash equivalents and restricted cash	(84.1)	15.4
Cash, cash equivalents and restricted cash at beginning of period	121.1	38.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$37.0	$53.8

Supplemental Disclosures of Cash Flow Information

Nine Months Ended September 30, (in millions)	2019	2018
Non-cash transactions:
Capital expenditures included in current liabilities	$187.1	$167.5
Dividends declared but not paid	94.1	82.4
Reclassification of other property to regulatory assets	—	245.3
Assets recorded for asset retirement obligations	$12.8	$74.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of July 1, 2019	$3.8	$880.0	$(99.9)	$6,417.1	$(1,144.0)	$(80.8)	$5,976.2
Comprehensive Loss:
Net income	—	—	—	—	6.6	—	6.6
Other comprehensive loss, net of tax	—	—	—	—	—	(49.5)	(49.5)
Dividends:
Common stock ($0.20 per share)	—	—	—	—	(74.8)	—	(74.8)
Preferred stock (See Note 5)	—	—	—	—	(19.4)	—	(19.4)
Stock issuances:
Employee stock purchase plan	—	—	—	1.5	—	—	1.5
Long-term incentive plan	—	—	—	3.6	—	—	3.6
401(k) and profit sharing	—	—	—	4.3	—	—	4.3
Balance as of September 30, 2019	$3.8	$880.0	$(99.9)	$6,426.5	$(1,231.6)	$(130.3)	$5,848.5
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2019	$3.8	$880.0	$(99.9)	$6,403.5	$(1,399.3)	$(37.2)	$5,750.9
Comprehensive Income:
Net income	—	—	—	—	522.4	—	522.4
Other comprehensive loss, net of tax	—	—	—	—	—	(93.1)	(93.1)
Dividends:
Common stock ($0.80 per share)	—	—	—	—	(298.6)	—	(298.6)
Preferred stock (See Note 5)	—	—	—	—	(56.1)	—	(56.1)
Stock issuances:
Employee stock purchase plan	—	—	—	4.2	—	—	4.2
Long-term incentive plan	—	—	—	5.7	—	—	5.7
401(k) and profit sharing	—	—	—	13.1	—	—	13.1
Balance as of September 30, 2019	$3.8	$880.0	$(99.9)	$6,426.5	$(1,231.6)	$(130.3)	$5,848.5

(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of July 1, 2018	$3.7	$394.4	$(99.9)	$6,151.2	$(965.5)	$(20.9)	$5,463.0
Comprehensive loss:
Net loss	—	—	—	—	(339.5)	—	(339.5)
Other comprehensive income, net of tax	—	—	—	—	—	23.4	23.4
Dividends:
Common stock ($0.195 per share)	—	—	—	—	(70.9)	—	(70.9)
Preferred stock (See Note 5)	—	—	—	—	(11.6)	—	(11.6)
Stock issuances:
Preferred stock	—	(0.5)	—	—	—	—	(0.5)
Employee stock purchase plan	—	—	—	1.5	—	—	1.5
Long-term incentive plan	—	—	—	3.3	—	—	3.3
401(k) and profit sharing	—	—	—	5.0	—	—	5.0
Balance as of September 30, 2018	$3.7	$393.9	$(99.9)	$6,161.0	$(1,387.5)	$2.5	$5,073.7
(1)Series A shares have an aggregate liquidation preference of $400M. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2018	$3.4	$—	$(95.9)	$5,529.1	$(1,073.1)	$(43.4)	$4,320.1
Comprehensive income:
Net loss	—	—	—	—	(38.9)	—	(38.9)
Other comprehensive income, net of tax	—	—	—	—	—	55.4	55.4
Dividends:
Common stock ($0.78 per share)	—	—	—	—	(273.4)	—	(273.4)
Preferred stock (See Note 5)	—	—	—	—	(11.6)	—	(11.6)
Treasury stock acquired	—	—	(4.0)	—	—	—	(4.0)
Cumulative effect of change in accounting principle	—	—	—	—	9.5	(9.5)	—
Stock issuances:
Common stock - private placement	0.3	—	—	599.3	—	—	599.6
Preferred stock	—	393.9	—	—	—	—	393.9
Employee stock purchase plan	—	—	—	4.2	—	—	4.2
Long-term incentive plan	—	—	—	11.5	—	—	11.5
401(k) and profit sharing	—	—	—	16.9	—	—	16.9
Balance as of September 30, 2018	$3.7	$393.9	$(99.9)	$6,161.0	$(1,387.5)	$2.5	$5,073.7
(1)Series A shares have an aggregate liquidation preference of $400M. See Note 5, "Equity" for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2019	440	377,212	(3,963)	373,249
Issued:
Employee stock purchase plan	—	51	—	51
Long-term incentive plan	—	1	—	1
401(k) and profit sharing	—	146	—	146
Balance as of September 30, 2019	440	377,410	(3,963)	373,447

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2019	420	376,326	(3,963)	372,363
Issued:
Preferred stock	20	—	—	—
Employee stock purchase plan	—	153	—	153
Long-term incentive plan	—	465	—	465
401(k) and profit sharing	—	466	—	466
Balance as of September 30, 2019	440	377,410	(3,963)	373,447

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2018	400	366,878	(3,963)	362,915
Issued:
Employee stock purchase plan	—	55	—	55
Long-term incentive plan	—	5	—	5
401(k) and profit sharing	—	192	—	192
Balance as of September 30, 2018	400	367,130	(3,963)	363,167

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2018	—	340,813	(3,797)	337,016
Treasury Stock acquired	—	—	(166)	(166)
Issued:
Common stock private placement	—	24,964	—	24,964
Preferred stock	400	—	—	—
Employee stock purchase plan	—	166	—	166
Long-term incentive plan	—	499	—	499
401(k) and profit sharing	—	688	—	688
Balance as of September 30, 2018	400	367,130	(3,963)	363,167
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
We maintain investments in U.S. Treasury, corporate and mortgage-backed debt securities, which are pledged as collateral for trust accounts related to our wholly-owned insurance company. These debt securities are classified as available for sale ("AFS"). We are working with our external investment manager to enhance our current impairment model for AFS debt securities to comply with the standard. Upon adoption of ASC 326, we will recognize impairment for AFS debt securities by implementing an allowance approach instead of an 'other than temporary' impairment model. In addition, we have recorded balances for trade receivables that also fall within the scope of the standard. Based on shared risk characteristics, we segregated our trade receivables into 'residential customer receivables' and 'non-residential customer receivables'. We intend to apply separate models to calculate reserves for uncollectible receivables. While we continue to assess and enhance our processes of recording reserves for uncollectible receivables to comply with the current expected credit loss model, we do not expect any significant modifications to our current policy of calculating uncollectible reserves for our 'residential customer receivables' balances. ASC 326 also prescribes additional presentation and disclosure requirements. We are currently reviewing the impact of these requirements on our disclosures related to credit in our Notes to Condensed Consolidated Financial Statements (unaudited). We are unable to reasonably estimate the quantitative impact of adoption on our Condensed Consolidated Financial Statements (unaudited). We expect to adopt this ASU on its effective date.

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
		Annual periods ending after December 15, 2020. Early adoption is permitted.	We are currently evaluating the effects of this pronouncement on our Notes to Condensed Consolidated Financial Statements (unaudited). We expect to adopt this ASU on its effective date.

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2019-01, Leases (Topic 842): Codification Improvements	See Note 15, "Leases," for our discussion of the effects of implementing these standards.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The tables below reconcile revenue disaggregation by customer class to segment revenue as well as to revenues reflected on the Condensed Statements of Consolidated Income (Loss) (unaudited) for the three and nine months ended September 30, 2019 and September 30, 2018:

Three Months Ended September 30, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$288.3	$148.7	$—	$437.0
Commercial	90.9	136.3	—	227.2
Industrial	45.3	151.5	—	196.8
Off-system	16.9	—	—	16.9
Miscellaneous	9.8	3.1	0.2	13.1
Total Customer Revenues	$451.2	$439.6	$0.2	$891.0
Other Revenues	12.4	28.1	—	40.5
Total Operating Revenues	$463.6	$467.7	$0.2	$931.5
(1) Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.

Three Months Ended September 30, 2018 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$257.0	$154.7	$—	$411.7
Commercial	80.9	140.7	—	221.6
Industrial	39.0	153.6	—	192.6
Off-system	20.4	—	—	20.4
Miscellaneous	9.2	0.1	0.2	9.5
Total Customer Revenues	$406.5	$449.1	$0.2	$855.8
Other Revenues	12.1	27.1	—	39.2
Total Operating Revenues	$418.6	$476.2	$0.2	$895.0
(1) Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended September 30, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,638.6	$373.4	$—	$2,012.0
Commercial	543.2	370.7	—	913.9
Industrial	181.1	470.6	—	651.7
Off-system	60.4	—	—	60.4
Miscellaneous	39.4	16.7	0.6	56.7
Total Customer Revenues	$2,462.7	$1,231.4	$0.6	$3,694.7
Other Revenues	43.5	73.5	—	117.0
Total Operating Revenues	$2,506.2	$1,304.9	$0.6	$3,811.7
(1) Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.

Nine Months Ended September 30, 2018 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,540.3	$382.3	$—	$1,922.6
Commercial	516.2	374.2	—	890.4
Industrial	161.3	468.1	—	629.4
Off-system	63.6	—	—	63.6
Miscellaneous	36.2	12.3	0.6	49.1
Total Customer Revenues	$2,317.6	$1,236.9	$0.6	$3,555.1
Other Revenues	30.2	67.5	—	97.7
Total Operating Revenues	$2,347.8	$1,304.4	$0.6	$3,652.8
(1) Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. The opening and closing balances of customer receivables for the nine months ended September 30, 2019 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2018	$540.5	$349.1
Balance as of September 30, 2019	297.1	193.3
Increase (Decrease)	$(243.4)	$(155.8)

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

4.    Earnings Per Share
Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and forward agreements when the impact would be dilutive (See Note 5 "Equity"). The computation of diluted average common shares for the three months ended September 30, 2019 and the three and nine months ended September 30, 2018 is not presented since we had a net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during the periods, and any incremental shares would have had an anti-dilutive impact on EPS. The computation of diluted average common shares for the nine months ended September 30, 2019 is as follows:

Nine Months Ended
September 30,
(in thousands)	2019
Denominator
Basic average common shares outstanding	373,796
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	919
Shares restricted under employee stock plans	141
Forward Agreements	339
Diluted Average Common Shares	375,195

5.    Equity
Common Stock. As of September 30, 2019, we had 600,000,000 shares of common stock authorized for issuance, of which 373,446,862 shares were outstanding.
ATM Program and Forward Sale Agreements. On August 1, 2019, we amended four separate equity distribution agreements originally entered into on November 1, 2018, pursuant to which we may sell, from time to time, up to an aggregate value of $434.4 million of our common stock. The agreements expire on December 31, 2020.
On December 6, 2018, under the ATM program, we executed a forward agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From December 6, 2018 to December 10, 2018, 4,708,098 shares were borrowed from third parties and sold by the dealer at a weighted average price of $26.55 per share. We may settle this agreement in shares, cash, or net shares by December 6, 2019. Had we settled all the shares under the forward agreement at September 30, 2019, we would have received approximately $123.3 million, based on a net price of $26.19 per share.
On August 12, 2019, under the ATM program, we executed a separate forward agreement similar to that discussed above. From August 12, 2019 to September 13, 2019, 3,714,400 shares were borrowed from third parties and sold by the dealer at a weighted average price of $29.26 per share. We may settle this agreement in shares, cash, or net shares by December 31, 2019. Had we settled all the shares under the forward agreement at September 30, 2019, we would have received approximately $107.6 million, based on a net price of $28.98 per share.
As of September 30, 2019, the ATM program (including impacts of the forward sale agreements discussed above) had $200.7 million of equity available for issuance.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Preferred Stock. As of September 30, 2019, we had 20,000,000 shares of preferred stock authorized for issuance, of which 440,000 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
			2019	2018	2019	2018	2019	2018
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share				Outstanding
5.650% Series A	$1,000.00	400,000	$28.25	$28.88	$56.50	$28.88	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	$406.25	$—	$1,674.65	$—	$486.1	$486.1

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
Certain costs of our operating companies are significant, recurring in nature and generally outside the control of the operating companies. Some states allow the recovery of such costs through cost tracking mechanisms. Such tracking mechanisms allow for abbreviated regulatory proceedings in order for the operating companies to implement charges and recover appropriate costs. Tracking mechanisms allow for more timely recovery of such costs as compared with more traditional cost recovery mechanisms. Examples of such mechanisms include GCR adjustment mechanisms, tax riders, bad debt recovery mechanisms, energy efficiency programs, MISO non-fuel costs and revenues, resource capacity charges, federally-mandated costs and environmental-related costs.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally-mandated compliance investments currently in rates and those pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Filed	Status	Rates Effective
Columbia of Ohio	IRP - 2019(1)	18.2	199.6	1/18-12/18	February 28, 2019	Approved April 24, 2019	May 2019
Columbia of Ohio	CEP - 2018	74.5	659.9	1/11-12/17	December 1, 2017	Approved November 28, 2018	December 2018
Columbia of Ohio	CEP - 2019	15.0	121.7	1/18-12/18	February 28, 2019	Approved August 28, 2019	September 2019
NIPSCO - Gas	TDSIC 9(1)(2)	(10.6)	54.4	1/18-6/18	August 28, 2018	Approved December 27, 2018	January 2019
NIPSCO - Gas	TDSIC 10(3)	1.6	12.4	7/18-4/19	June 25, 2019	Approved October 16, 2019	November 2019
NIPSCO - Gas	FMCA 1(4)	9.9	1.5	11/17-9/18	November 30, 2018	Approved March 27, 2019	April 2019
NIPSCO - Gas	FMCA 2(4)	(3.5)	1.8	10/18-3/19	May 29, 2019	Approved September 25, 2019	October 2019
Columbia of Massachusetts	GSEP - 2019(5)	10.7	64.0	1/19-12/19	October 31, 2018	Approved April 30, 2019	May 2019
Columbia of Virginia	SAVE - 2019	2.4	36.0	1/19-12/19	August 17, 2018	Approved October 26, 2018	January 2019
Columbia of Virginia	SAVE - 2020	3.8	48.3	1/20-12/20	August 15, 2019	Order Expected Q4 2019	January 2020
Columbia of Kentucky	AMRP - 2019	3.6	30.1	1/19-12/19	October 15, 2018	Approved December 5, 2018	January 2019
Columbia of Kentucky	AMRP - 2020	4.2	40.4	1/20-12/20	October 15, 2019	Order Expected Q4 2019	January 2020
Columbia of Maryland	STRIDE - 2019	1.2	15.9	1/19-12/19	November 1, 2018	Approved December 12, 2018	January 2019
NIPSCO - Electric	TDSIC - 5(1)	15.9	58.8	6/18-11/18	January 29, 2019	Approved June 12, 2019	June 2019
NIPSCO - Electric	TDSIC - 6	28.1	131.1	12/18-6/19	August 21, 2019	Order Expected Q4 2019	January 2020
NIPSCO - Electric	FMCA - 11(4)	0.9	22.4	9/18-2/19	April 17, 2019	Approved July 29, 2019	August 2019
NIPSCO - Electric	FMCA - 12(4)	1.6	4.7	3/19-8/19	October 18, 2019	Order Expected January 2020	February 2020
(1)Incremental revenue is net of amounts due back to customers as a result of the TCJA.
(2)Incremental revenue is net of $5.2 million of adjustments in the TDSIC-9 settlement.
(3)Incremental capital and revenue are net of amounts included in the step 2 base rate implementation.
(4)Incremental revenue is inclusive of tracker eligible operations and maintenance expense.
(5)Incremental capital investment anticipated to be lower than $64.0 million for 2019.

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
7.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations, namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	September 30, 2019	December 31, 2018
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$—
Commodity price risk programs	1.0	1.1
Total	$1.0	$1.1
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$18.5
Commodity price risk programs	4.3	4.4
Total	$4.3	$22.9
Risk Management Liabilities - Current(3)
Interest rate risk programs	$46.4	$—
Commodity price risk programs	10.7	5.0
Total	$57.1	$5.0
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$78.1	$9.5
Commodity price risk programs	46.9	37.2
Total	$125.0	$46.7
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
Interest Rate Risk Management
As of September 30, 2019, we have forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by 2024. These interest rate swaps are designated as cash flow hedges. The gains and losses related to these swaps are recorded to AOCI and are recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (Loss) (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at September 30, 2019 and December 31, 2018.
Our derivative instruments measured at fair value as of September 30, 2019 and December 31, 2018 do not contain any credit-risk-related contingent features.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements. The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

Recurring Fair Value Measurements September 30, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2019
Assets
Risk management assets	$—	$5.3	$—	$5.3
Available-for-sale securities	—	145.7	—	145.7
Total	$—	$151.0	$—	$151.0
Liabilities
Risk management liabilities	$—	$182.1	$—	$182.1
Total	$—	$182.1	$—	$182.1

Recurring Fair Value Measurements December 31, 2018 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets
Risk management assets	$—	$24.0	$—	$24.0
Available-for-sale securities	—	138.3	—	138.3
Total	$—	$162.3	$—	$162.3
Liabilities
Risk management liabilities	$—	$51.7	$—	$51.7
Total	$—	$51.7	$—	$51.7

Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of September 30, 2019 and December 31, 2018, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
We have entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These derivatives are designated as cash flow hedges. Credit risk is considered in the fair value calculation of each agreement. As they are based on observable data and valuations of similar instruments, the hedges are categorized within

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and we can settle the contracts at any time. For additional information, see Note 7, "Risk Management Activities."
NIPSCO has entered into long-term forward natural gas purchase instruments that range from five to ten years to lock in a fixed price for its natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 7, “Risk Management Activities.”
Available-for-sale securities are investments pledged as collateral for trust accounts related to our wholly-owned insurance company. Available-for-sale securities are included within “Other investments” in the Condensed Consolidated Balance Sheets (unaudited). We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2. Total unrealized gains and losses from available-for-sale securities are included in other comprehensive income. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities at September 30, 2019 and December 31, 2018 were:

September 30, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$31.1	$0.2	$(0.1)	$31.2
Corporate/Other debt securities	110.6	4.1	(0.2)	114.5
Total	$141.7	$4.3	$(0.3)	$145.7

December 31, 2018 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities
U.S. Treasury debt securities	$23.6	$0.1	$(0.1)	$23.6
Corporate/Other debt securities	117.7	0.4	(3.4)	114.7
Total	$141.3	$0.5	$(3.5)	$138.3

Realized gains and losses on available-for-sale securities were immaterial for the three and nine months ended September 30, 2019 and 2018.
The cost of maturities sold is based upon specific identification. At September 30, 2019, approximately $6.8 million of U.S. Treasury debt securities and approximately $4.5 million of Corporate/Other debt securities have maturities of less than a year.

There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2019 and 2018.

Non-recurring Fair Value Measurements. There were no significant non-recurring fair value measurements recorded during the three and nine months ended September 30, 2019.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the three and nine months ended September 30, 2019, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2019	Estimated Fair Value as of September 30, 2019	Carrying Amount as of Dec. 31, 2018	Estimated Fair Value as of Dec. 31, 2018
Long-term debt (including current portion)	$7,864.7	$8,865.2	$7,155.4	$7,228.3

9.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between May 2020 and October 2020 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of September 30, 2019, the maximum amount of debt that could be recognized related to our accounts receivable programs is $270.0 million.
The following table reflects the gross receivables balance and net receivables transferred as well as short-term borrowings related to the securitization transactions as of September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019	December 31, 2018
Gross Receivables	$375.1	$694.4
Less: Receivables not transferred	115.0	295.2
Net receivables transferred	$260.1	$399.2
Short-term debt due to asset securitization	$260.1	$399.2

For the nine months ended September 30, 2019 and 2018, $139.1 million and $71.7 million, respectively, was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.6 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. We remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.

10.    Goodwill
 The following presents our goodwill balance allocated by segment as of September 30, 2019:

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
The results of our Columbia of Massachusetts reporting unit were negatively impacted by the Greater Lawrence Incident (see Note 16, "Other Commitments and Contingencies"). As a result, we completed a quantitative "step 1" analysis for the May 1, 2019 goodwill analysis for this reporting unit. The step 1 analysis performed indicated that the fair value of the Columbia of Massachusetts

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

reporting unit substantially exceeds its carrying value. As a result, no impairment charge was recorded as of the May 1, 2019 test date. This analysis incorporated the latest available cash flow projections reflecting the estimated ongoing impacts of the Greater Lawrence Incident on Columbia of Massachusetts' operations. We also incorporated other significant inputs to our fair value calculation (e.g. discount rate, market multiples) to reflect current market conditions. We will continue to monitor the impacts of the incident for events that could trigger a new impairment analysis including, but not limited to, unfavorable regulatory outcomes and regulator fines and penalties. As of September 30, 2019, goodwill at Columbia of Massachusetts totaled $204.8 million.
11.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2019 and 2018, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2019 and 2018 were 283.3% and 21.8%, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018 were 18.8% and 40.3%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to the effects of tax credits, state income taxes, the amortization of excess deferred federal income tax liabilities, as specified in the TCJA and in utility ratemaking proceedings, and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
The increase in the three month effective tax rate of 261.5% in 2019 versus the same period in 2018 is primarily due to the relative impact of permanent differences on lower pre-tax loss.

The decrease in the nine month effective tax rate of 21.5% in 2019 versus the same period in 2018 is primarily due to the relative impact of permanent differences on higher pre-tax book income.
There were no material changes recorded in 2019 to our uncertain tax positions as of December 31, 2018, however it is reasonably possible the total amount of our unrecognized tax benefits related to state tax positions will significantly change within the next 12 months. We cannot reasonably estimate the range of this potential change at this time.
12.    Pension and Other Postretirement Benefits
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
For the nine months ended September 30, 2019, we contributed $2.1 million to our pension plans and $17.8 million to our other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2019	2018	2019	2018
Components of Net Periodic Benefit Cost(1)
Service cost	$7.3	$7.8	$1.3	$1.3
Interest cost	18.1	16.8	4.8	4.4
Expected return on assets	(27.2)	(35.4)	(3.3)	(3.7)
Amortization of prior service credit	—	(0.1)	(0.8)	(1.0)
Recognized actuarial loss	11.3	10.2	0.5	0.9
Settlement loss	1.9	8.3	—	—
Total Net Periodic Benefit Cost	$11.4	$7.6	$2.5	$1.9
(1)The service cost component, and all non-service cost components, of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2019	2018	2019	2018
Components of Net Periodic Benefit Cost(1)
Service cost	$21.9	$23.6	$3.9	$3.9
Interest cost	54.5	50.0	14.4	13.2
Expected return on assets	(81.6)	(107.9)	(9.9)	(11.1)
Amortization of prior service credit	—	(0.3)	(2.4)	(3.0)
Recognized actuarial loss	34.1	30.6	1.5	2.7
Settlement loss	1.9	11.8	—	—
Total Net Periodic Benefit Cost	$30.8	$7.8	$7.5	$5.7
(1)The service cost component, and all non-service cost components, of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (unaudited).

As of August 31, 2019, two of our qualified pension plans met the requirement for settlement accounting. A settlement charge of $1.9 million was recorded during the third quarter of 2019. As a result of the settlement, these pension plans were remeasured. The remeasurements led to a decrease to the pension benefit obligation, net of plan assets, of $2.2 million, a net decrease to regulatory assets of $4.0 million, and a net credit to accumulated other comprehensive loss of $0.1 million. Net periodic pension benefit cost for 2019 decreased by $0.7 million as a result of the interim remeasurement.

The following table provides the key assumptions that were used to calculate the pension benefit obligation and the net periodic benefit cost for the plans that triggered settlement accounting at the measurement date of August 31, 2019:

August 31, 2019
Weighted-average Assumption to Determine Benefit Obligation
Discount rate	2.80%
Weighted-average Assumptions to Determine Net Periodic Benefit Costs for the period ended
Discount rate - service cost	4.49%
Discount rate - interest cost	3.84%
Expected return on assets	5.70%

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

13.    Long-Term Debt
On April 1, 2019, NIPSCO repaid $41.0 million of 5.85% pollution control bonds at maturity.
On August 12, 2019, we closed our placement of $750.0 million of 2.95% senior unsecured notes maturing in 2029 which resulted in approximately $742.4 million of net proceeds after deducting commissions and expenses.
14.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs and term loan borrowings. Each of these borrowing sources is described further below.
We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. On February 20, 2019, we extended the termination date of our revolving credit facility to February 20, 2024. At September 30, 2019 and December 31, 2018, we had no outstanding borrowings under this facility.
Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had $505.0 million and $978.0 million of commercial paper outstanding as of September 30, 2019 and December 31, 2018, respectively.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). We had $260.1 million in transfers as of September 30, 2019 and $399.2 million as of December 31, 2018. Refer to Note 9, "Transfers of Financial Assets," for additional information.
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
Short-term borrowings were as follows:

(in millions)	September 30, 2019	December 31, 2018
Commercial paper weighted-average interest rate of 2.74% and 2.96% at September 30, 2019 and December 31, 2018, respectively	$505.0	$978.0
Accounts receivable securitization facility borrowings	260.1	399.2
Term loan weighted-average interest rate of 2.65% and 3.07% at September 30, 2019 and December 31, 2018, respectively	850.0	600.0
Total Short-Term Borrowings	$1,615.1	$1,977.2

Other than for the term loan and certain commercial paper borrowings, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
15.    Leases
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
Adoption of the new standard resulted in the recording of additional lease liabilities and corresponding ROU assets of $57.0 million on our Condensed Consolidated Balance Sheets (unaudited) as of January 1, 2019. The standard had no material impact on our Condensed Statements of Consolidated Income (Loss) (unaudited) or our Condensed Statements of Consolidated Cash Flows (unaudited).
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Lease costs for the three and nine months ended September 30, 2019 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized as part of the cost of another asset. Income statement presentation for these costs (when ultimately recognized on the income statement) is also included:

		Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	Income Statement Classification	2019	2019
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$3.6	$11.3
Interest on lease liabilities	Interest expense, net	3.1	8.5
Total finance lease cost		6.7	19.8
Operating lease cost	Operation and maintenance	5.3	12.3
Short-term lease cost	Operation and maintenance	0.1	0.9
Total lease cost		$12.1	$33.0

Our right-of-use assets and liabilities are presented in the following lines on the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	Balance Sheet Classification	September 30, 2019
Assets
Finance leases	Net Property, Plant and Equipment	$176.5
Operating leases	Deferred charges and other	60.9
Total leased assets		237.4
Liabilities
Current
Finance leases	Current portion of long-term debt	10.7
Operating leases	Other accruals	10.5
Noncurrent
Finance leases	Long-term debt, excluding amounts due within one year	187.2
Operating leases	Other noncurrent liabilities	50.5
Total lease liabilities		$258.9

Other pertinent information related to leases was as follows:

Nine Months Ended September 30, (in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$8.4
Operating cash flows used for operating leases	11.8
Financing cash flows used for finance leases	7.7
Right-of-use assets obtained in exchange for lease obligations
Finance leases	11.0
Operating leases	$3.7

September 30, 2019
Weighted-average remaining lease term (years)
Finance leases	15.5
Operating leases	9.7
Weighted-average discount rate
Finance leases	6.0%
Operating leases	4.4%

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Maturities of our lease liabilities presented on a rolling 12-month basis were as follows:

As of September 30, 2019, (in millions)	Total	Finance Leases	Operating Leases
Year 1	$37.7	$24.5	$13.2
Year 2	33.9	24.6	9.3
Year 3	32.8	24.6	8.2
Year 4	29.3	21.6	7.7
Year 5	27.6	20.6	7.0
Thereafter	247.8	214.8	33.0
Total lease payments	409.1	330.7	78.4
Less: Imputed interest	(121.6)	(107.0)	(14.6)
Less: Leases not yet commenced(1)	(28.6)	(25.8)	(2.8)
Total	258.9	197.9	61.0
Reported as of September 30, 2019
Short-term lease liabilities	21.2	10.7	10.5
Long-term lease liabilities	237.7	187.2	50.5
Total lease liabilities	$258.9	$197.9	$61.0
(1) Expected payments include obligations for leases not yet commenced of approximately $28.6 million for interconnection facilities and corporate and field offices. The facilities will have lease terms between 8 years and 20 years, with estimated commencements in the fourth quarter of 2019 and in the third quarter of 2020.
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

16.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of September 30, 2019 and December 31, 2018, we had issued stand-by letters of credit of $10.2 million.
 B. Legal Proceedings. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident"). The Greater Lawrence Incident resulted in one fatality and a number of injuries, damaged multiple homes and businesses, and caused the temporary evacuation of significant portions of each municipality. The Massachusetts Governor’s Office declared a state of emergency, authorizing the Massachusetts DPU to order another utility company to coordinate the restoration of utility services in Lawrence, Andover and North Andover. The incident resulted in the interruption of gas service for approximately 7,500 gas meters, the majority of which served residences and approximately 700 of which served businesses, and the interruption of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

other utility service more broadly in the area. Columbia of Massachusetts has replaced the cast iron and bare steel gas pipeline system in the affected area and restored service to nearly all of the gas meters. See “ - D. Other Matters - Greater Lawrence Pipeline Replacement” below for more information.
We are subject to inquiries and investigations by federal and state government authorities and regulatory agencies regarding the Greater Lawrence Incident. The NTSB has concluded its investigation. The U.S Attorney’s office, the SEC, and the Massachusetts DPU have pending investigations related to the Greater Lawrence Incident, as described below. We are also subject to inquiries by the Massachusetts Attorney General’s Office. We are cooperating with all inquiries and investigations. The outcomes and impacts of the current investigations and any future investigations that may be commenced related to such inquiries are uncertain at this time.
NTSB Investigation. The NTSB investigated the Greater Lawrence Incident as described below. The parties to the investigation included the PHMSA, the Massachusetts DPU, Columbia of Massachusetts, and the Massachusetts State Police. We cooperated with the NTSB and provided information to assist in its investigation into relevant facts related to the event, the probable cause, and its development of safety recommendations.
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
On November 14, 2018, the NTSB issued an urgent safety recommendation report regarding natural gas distribution system project development and review. In its report, the NTSB identified certain factors that it believes contributed to the Greater Lawrence Incident and made safety recommendations. The NTSB recommended that the Commonwealth of Massachusetts eliminate the professional engineer licensure exemption for public utility work and require a professional engineer’s seal on public utility engineering drawings, which is now law in Massachusetts. The NTSB also made recommendations to us related to engineering plan and constructability review processes, records and documentation, management of change processes, and control procedures during modifications to gas mains. We implemented these recommendations. As of September 24, 2019, each of these recommendations has been closed by the NTSB based on acceptable action.
Since the Greater Lawrence Incident, we have identified and proceeded with additional steps to enhance system safety and reliability and to safeguard against future over-pressurization events. Some of these measures have already been completed and others are in process. These Company-wide safety measures include enhanced measures as called for in the NTSB’s recommendations. For example, we have committed to a program to install over-pressurization protection devices on all of our low-pressure systems, which is described in “- D. Other Matters.”
On September 24, 2019, the NTSB held a public board meeting regarding the probable cause of the Greater Lawrence Incident. The NTSB issued an abstract of its final report following the meeting, and its final report on October 24, 2019. The NTSB stated that it had determined that the probable cause of the over-pressurization of the natural gas distribution system and the resulting fires and explosions was Columbia of Massachusetts’ weak engineering management that did not adequately plan, review, sequence, and oversee the construction project that led to the abandonment of a cast iron main without first relocating regulator sensing lines to the new polyethylene main. The NTSB also stated that contributing to the incident was a low-pressure natural gas distribution system designed and operated without adequate overpressure protection. The NTSB issued its findings in connection with its investigation of the incident and new safety recommendations to PHMSA, certain other states, the Commonwealth of Massachusetts Executive Office of Public Safety and Security, and the Company. The one new safety recommendation that was directed to the Company requires the Company to review its protocols and training for responding to large-scale emergency events.
Massachusetts Regulatory Matters. Under Massachusetts law, the DPU is authorized to investigate potential violations of pipeline safety regulations and to assess a civil penalty of up to $218,647 for a violation of federal pipeline safety regulations. A separate violation occurs for each day of violation up to $2.2 million for a related series of violations. The Massachusetts DPU also is authorized to investigate potential violations of the Columbia of Massachusetts emergency response plan and to assess penalties of up to $250,000 per violation per day, or up to $20 million per related series of violations. Further, as a result of the declaration of emergency by the Governor, the DPU is authorized to investigate potential violations of the DPU's operational directives during the restoration efforts and assess penalties of up to $1 million per violation. Pursuant to these authorities, the DPU is investigating the Greater Lawrence Incident. Columbia of Massachusetts will likely be subject to potential compliance actions related to the Greater Lawrence Incident and the restoration work following the incident, the timing and outcomes of which are uncertain at this time.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

After the Greater Lawrence Incident, the Massachusetts DPU retained an independent evaluator to conduct a statewide examination of the safety of the natural gas distribution system and the operational and maintenance functions of natural gas companies in the Commonwealth of Massachusetts. Through authority granted by the Massachusetts Governor under the state of emergency, the Chair of the Massachusetts DPU has directed all natural gas distribution companies operating in the Commonwealth to fund the statewide examination. The statewide examination is underway and we have responded to the evaluator’s information requests. The Phase I report, which was issued on May 15, 2019, included a program level assessment and evaluation of natural gas distribution companies. The Phase I report's conclusions were statewide and contained no specific conclusions about Columbia of Massachusetts. The evaluation remains in Phase II, which is focused on field assessments of each individual gas company and is expected to conclude later this year.
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
On December 17, 2018, the Massachusetts DPU issued an order requiring Columbia of Massachusetts to enter into an agreement with a Massachusetts-based engineering firm to monitor Columbia of Massachusetts’ remaining restoration and recovery work in Lawrence, Andover and North Andover, Massachusetts. The order requires Columbia of Massachusetts to take measures to ensure that adequate heat and hot water and gas appliances are provided to all affected properties, repave all affected streets, roadways, sidewalks and other areas in accordance with applicable DPU standards and precedents, consult with the affected communities and discuss plans for restoring affected hard or soft surfaces, and replace all gas boilers and furnaces and other gas-fired equipment at affected residences. Under the order, all restoration work beginning in 2019 was required to be completed no later than October 31, 2019, unless an earlier or later date is agreed to with any of the affected communities. We previously agreed to complete the gas appliance replacement work by September 15, 2019, and completed the work ahead of schedule as announced on August 15, 2019. We reached an agreement with the affected communities with regard to the timing and scope of hard and soft surface repairs, which is discussed in "Private Actions" below. On June 11, 2019, the Massachusetts DPU issued an order requiring Columbia of Massachusetts to comply with the terms of the agreement reached with the affected communities for the restoration of hard and soft surfaces. Also, under both the December 17, 2018 and June 11, 2019 orders, Columbia of Massachusetts is required to maintain quantitative measures, which must be verified by officials of the affected communities, to track its progress in completing all of the remaining work. Estimates for the cost of this work are included in the estimated ranges of loss noted below, which is discussed in “- D. Other Matters - Greater Lawrence Incident Restoration" and " - Greater Lawrence Pipeline Replacement” below. Our failure to adhere to any of the requirements in the order may result in penalties of up to $1 million per violation.
In the third quarter of 2019, the Massachusetts DPU initiated several new investigations into Columbia of Massachusetts related to the restoration and other work following the Greater Lawrence Incident, as described below. Under Massachusetts law, the Massachusetts DPU is authorized to conduct investigations and assess fines and penalties as described above. The matters described below are pursuant to such authorization and are subject to the assessment of fines and penalties.
In August 2019, the Massachusetts DPU initiated an investigation regarding pressure monitoring and potential violations of pipeline safety regulations in connection with the installation of a slam shut device and the operating procedures used to install such devices. The DPU also initiated an investigation regarding instances of possible violations of internal guidelines and state and/or federal pipeline safety regulations in connection with Columbia of Massachusetts’ project after the Greater Lawrence Incident to validate regulator station drawings and verify control line location and installation.
In September 2019, the Massachusetts DPU initiated an investigation into potential violations of state and/or federal pipeline safety regulations in connection with abandoned service lines. The Chair of the Massachusetts DPU issued an emergency order directing Columbia of Massachusetts to take several specific actions to address concerns related to service lines abandoned during the restoration work following the Greater Lawrence Incident and to furnish certain information and periodic reports to the DPU. Estimates for the cost of this work are included in the estimated ranges of loss noted below, which is discussed in “- D. Other Matters - Greater Lawrence Incident Restoration" below. In addition, the Massachusetts DPU issued a Hearing Officer’s Memorandum directing Columbia of Massachusetts to file a detailed report concerning its emergency response to the Greater Lawrence Incident and subsequent restoration of service.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On September 27, 2019, the City of Lawrence inadvertently closed a gas valve that had been incorrectly marked as a water valve, which severed a new pipeline main that Columbia of Massachusetts had installed during the restoration work following the Greater Lawrence Incident, resulting in the release of gas into sewer lines, other underground conduits and homes in the area. Approximately 150 homes and businesses were evacuated and electric power was turned off by the power company as a safety precaution to approximately 1,400 customers. The Massachusetts DPU is investigating whether, during the restoration efforts following the Greater Lawrence Incident, Columbia Gas failed to follow required procedures for the abandonment of valve boxes.
On October 1, 2019, the Massachusetts DPU issued four orders to Columbia of Massachusetts in connection with the service lines abandoned during the Greater Lawrence Incident restoration, which require: (1) the submission of a detailed work plan to the DPU, (2) the completion of quality control work on certain abandoned services, (3) the payment for a third-party independent audit, to be contracted through the DPU, of all gas pipeline work completed as part of the incident restoration effort, and (4) prompt and full response to any requests for information by the third-party auditor. The audit will evaluate compliance with Massachusetts and federal law, as well as any other operational or safety risks that may be posed by the pipeline work. The audit will investigate Columbia of Massachusetts' operations in the Lawrence Division and other service territories as appropriate, either independently or as part of the statewide gas safety assessment already underway. Estimates for the cost of this work are included in the estimated ranges of loss noted below, which is discussed in “- D. Other Matters - Greater Lawrence Incident Restoration" below. Also in October 2019, the Massachusetts DPU issued three additional orders requiring: (1) daily leak surveillance and reporting in areas where abandoned services are located, (2) completion by November 15, 2019 of the work plan previously submitted describing how Columbia of Massachusetts will address the estimated 2,200 locations at which an inside meter set was moved outside the property as part of the abandoned service work completed during the Greater Lawrence Incident restoration, and (3) submission of a report by December 2, 2019 showing any patterns, trends or correlations among the noncompliant work related to the abandonment of service lines, gate boxes and curb boxes during the incident restoration.
On October 3, 2019, the Massachusetts DPU notified Columbia of Massachusetts that, absent DPU approval, it is currently allowed to perform only emergency work on its gas distribution system throughout its service territories in Massachusetts. The restrictions do not apply to Columbia of Massachusetts’ ongoing work to address the previously identified issues with abandoned service lines and valve boxes in the Greater Lawrence, Massachusetts area. Columbia of Massachusetts is subject to daily monitoring by the DPU on any work that Columbia of Massachusetts conducts in Massachusetts. Such restrictions on work remain in place until modified by the DPU.
On October 25, 2019, the Massachusetts DPU issued two orders opening public investigations into Columbia of Massachusetts. The Massachusetts DPU opened the first proceeding under its authority to determine compliance with federal and state pipeline safety laws and regulations, and will investigate Columbia of Massachusetts’ responsibility for and response to the Greater Lawrence Incident and its restoration efforts following the incident. The Massachusetts DPU opened the second proceeding under its authority to determine whether a gas distribution company has violated established standards regarding acceptable performance for emergency preparedness and restoration of service, and will investigate efforts by Columbia of Massachusetts to prepare for and restore service following the Greater Lawrence Incident. Separate penalties are applicable under each exercise of authority.
Columbia of Massachusetts is cooperating with the investigations set forth above, the outcomes of which are uncertain at this time.
Massachusetts Legislative Matters. In December 2018, the President of Columbia of Massachusetts testified before a joint state legislative committee on telecommunications, utilities and energy with other industry officials about gas system safety in Massachusetts and regulatory oversight. Increased scrutiny related to these matters, including additional legislative oversight hearings and new legislative proposals, is expected to continue during the current two-year legislative session.
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
Legislative hearings in Massachusetts related to proposed legislation on natural gas matters are expected to take place during the fourth quarter of 2019. In addition, the Joint Committee on Telecommunications, Utilities and Energy is expected to conduct a hearing on natural gas safety in November 2019.
U.S. Department of Justice Investigation. The Company and Columbia of Massachusetts are subject to a criminal investigation related to the Greater Lawrence Incident that is being conducted under the supervision of the U.S. Attorney's Office for the District of Massachusetts. The initial grand jury subpoenas were served on the Company and Columbia of Massachusetts on September 24, 2018. The Company and Columbia of Massachusetts are cooperating with the investigation. We are unable to estimate the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

amount (or range of amounts) of reasonably possible losses associated with any civil or criminal penalties that could be imposed on the Company or Columbia of Massachusetts as a result of this investigation.
U.S. Congressional Activity. In November 2018, executives of the Company and Columbia of Massachusetts testified at a U.S. Senate hearing regarding the Greater Lawrence Incident and natural gas pipeline safety.
On September 30, 2019, the U.S. Pipeline Safety Act expired. There is no effect on PHMSA's authority. Action on past re-authorization bills has extended past the expiration date. Pipeline safety jurisdiction resides with the U.S. Senate Commerce Committee, and is divided between two committees in the U.S. House of Representatives (Energy and Commerce, and Transportation and Infrastructure). Legislative proposals are currently in various stages of committee development and the timing of further action is uncertain. Certain legislative proposals, if enacted into law, may increase costs for natural gas industry companies, including the Company and Columbia of Massachusetts.
SEC Investigation. On February 11, 2019, the SEC notified the Company that it is conducting an investigation of the Company related to disclosures made prior to the Greater Lawrence Incident. We are cooperating with the investigation.
Private Actions. Various lawsuits, including several purported class action lawsuits, have been filed by various affected residents or businesses in Massachusetts state courts against the Company and/or Columbia of Massachusetts in connection with the Greater Lawrence Incident. A special judge has been appointed to hear all pending and future cases and the class actions have been consolidated into one class action. On January 14, 2019, the special judge granted the parties’ joint motion to stay all cases until April 30, 2019 to allow mediation, and the parties subsequently agreed to extend the stay until July 25, 2019. The class action lawsuits allege varying causes of action, including those for strict liability for ultra-hazardous activity, negligence, private nuisance, public nuisance, premises liability, trespass, breach of warranty, breach of contract, failure to warn, unjust enrichment, consumer protection act claims, negligent, reckless and intentional infliction of emotional distress and gross negligence, and seek actual compensatory damages, plus treble damages, and punitive damages.
On July 26, 2019, the Company, Columbia of Massachusetts and NiSource Corporate Services Company, a subsidiary of the Company, entered into a term sheet with the class action plaintiffs under which they agreed to settle the class action claims in connection with the Greater Lawrence Incident. Columbia of Massachusetts agreed to pay $143 million into a settlement fund to compensate the settlement class and the settlement class agreed to release Columbia of Massachusetts and affiliates from all claims arising out of or related to the Greater Lawrence Incident. The following claims are not covered under the proposed settlement because they are not part of the consolidated class action: (1) physical bodily injury and wrongful death; (2) insurance subrogation, whether equitable, contractual or otherwise; and (3) claims arising out of appliances that are subject to the Massachusetts DPU orders. Emotional distress and similar claims are covered under the proposed settlement unless they are secondary to a physical bodily injury. The settlement class is defined under the term sheet as all persons and businesses in the three municipalities of Lawrence, Andover and North Andover, Massachusetts, subject to certain limited exceptions. The motion for preliminary approval and the settlement documents were filed on September 25, 2019. The preliminary approval court hearing was held on October 7, 2019 and the court issued an order granting preliminary approval of the settlement on October 11, 2019. The proposed settlement is subject to final court approval, and a hearing is scheduled for February 27, 2020.
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
We are discussing potential settlements with plaintiffs asserting certain bodily injury and wrongful death claims. On April 25, 2019, we entered into a settlement agreement with certain of these plaintiffs involving bodily injury claims, subject to certain conditions, including court approval. On July 3, 2019, we entered into a settlement with one of the parties that indicated an intent to assert a wrongful death claim. On September 25, 2019, we entered into another settlement with a party that indicated an intent to assert a wrongful death claim.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Financial Impact. We estimate that total costs related to third-party claims resulting from the incident will range from $995 million to $1,020 million, depending on the final outcome of ongoing reviews and the number, nature, and value of third-party claims. These costs include, but are not limited to, personal injury and property damage claims, damage to infrastructure, and mutual aid payments to other utilities assisting with the restoration effort. These costs related to third-party claims do not include costs of certain third-party claims that we are not able to estimate, nor do they include non-claims related expenses resulting from the incident and the estimated capital cost of the pipeline replacement, which are set forth in " - D. Other Matters - Greater Lawrence Incident Restoration" and "- Greater Lawrence Incident Pipeline Replacement," respectively, below.
The process for estimating costs associated with third-party claims relating to the Greater Lawrence Incident requires management to exercise significant judgment based on a number of assumptions and subjective factors. As more information becomes known, including additional information regarding ongoing investigations, management’s estimates and assumptions regarding the financial impact of the Greater Lawrence Incident may change. The increase in estimated total costs related to third-party claims from those disclosed in our Form 10-K for the year ended December 31, 2018 resulted primarily from receiving additional information regarding legal claims and the required scope of the restoration work inside the affected homes.
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
As of September 30, 2019 and December 31, 2018, we had recorded a liability of $107.5 million and $101.2 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities". We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.

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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2019. Our total estimated liability related to the facilities subject to remediation was $103.9 million and $97.5 million at September 30, 2019 and December 31, 2018, respectively. The liability represents our best estimate of the probable cost to remediate the facilities. We believe that it is reasonably possible that remediation costs could vary by as much as $20 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
In January 2019, NIPSCO executed two 20 year PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MW. The facilities supplying the energy will have a combined nameplate capacity of approximately 700 MW. NIPSCO's purchase requirement under the PPAs is dependent on satisfactory approval of the PPAs by the IURC. NIPSCO submitted the PPAs to the IURC for approval in February 2019 and the IURC approved the PPAs on June 5, 2019. Payments under the PPAs will not begin until the associated generation facilities are constructed by the owner / seller which is currently scheduled to be complete by the end of 2020 for one facility and by the end of 2021 for the other facility.
Also in January 2019, NIPSCO executed a BTA with a developer to construct a renewable generation facility with a nameplate capacity of approximately 100 MW. Once complete, ownership of the facility would be transferred to a partnership owned by NIPSCO, the developer and an unrelated tax equity partner. The aforementioned partnership structure will result in full NIPSCO ownership after the PTC are monetized from the project (approximately 10 years after the facility goes into service). NIPSCO's purchase requirement under the BTA is dependent on satisfactory approval of the BTA by the IURC, successful execution of an agreement with a tax equity partner and timely completion of construction. NIPSCO submitted the BTA to the IURC for approval in February 2019 and the IURC approved the BTA on August 7, 2019. Required FERC filings occurred after receiving the IURC order. Construction of the facility is expected to be completed by the end of 2020.
On October 1, 2019, NIPSCO announced the opening of its next round of RFP to consider potential resources to meet the future electric needs of its customers. NIPSCO is considering all sources in the RFP process, which closes on November 20, 2019.
In October 2019, NIPSCO executed a BTA with a developer to construct an additional renewable generation facility with a nameplate capacity of approximately 300 MW. NIPSCO submitted the BTA to the IURC for approval on October 22, 2019. In this submission, NIPSCO requested the issuance of an order from the IURC by the end of February 2020. Construction of this facility is expected to be completed by the end of 2021.The ownership structure and preconditions for NIPSCO's purchase requirement are similar to that of the BTA executed in January of 2019 (discussed above).
Greater Lawrence Incident Restoration. In addition to the amounts estimated for third-party claims described above, we estimate we will incur other incident-related costs totaling between $430 million and $440 million, depending on the incurrence of future restoration work. Such costs include certain consulting costs, vendor costs, claims center costs, labor and related expenses incurred in connection with the incident and insurance-related loss surcharges. The amounts set forth above do not include the estimated capital cost of the pipeline replacement, which is set forth below in - D. Other Matters - Greater Lawrence Pipeline Replacement." The increase in estimated total incident-related expenses from those disclosed in our Form 10-K for the year ended December 31, 2018 resulted primarily from receiving additional information regarding the restoration work required to be completed and the extended period of time over which the restoration work would take place, higher than anticipated costs from vendors, expenses associated with government investigations, the incurrence of insurance-related loss surcharges and increased estimates for consultants and claim center costs.

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
The following table summarizes expenses incurred and insurance recoveries recorded since the Greater Lawrence Incident. This activity is presented within "Operation and maintenance" in our Condensed Statements of Consolidated Income (Loss) (unaudited).

	Year Ended	Three Months Ended	Nine Months Ended
(in millions)	December 31, 2018	September 30, 2019		Incident to Date
Third-party claims	$757	$1	$238	$995
Other incident-related costs	266	20	122	388
Total	1,023	21	360	1,383
Insurance recoveries recorded	(135)	—	(535)	(670)
Impact to operation and maintenance expense	$888	$21	$(175)	$713

The following table presents activity related to our Greater Lawrence Incident insurance receivable. These balances are presented within "Accounts receivable" in our Condensed Consolidated Balance Sheets (unaudited):

(in millions)	Insurance receivable
Balance, December 31, 2018	$130
Insurance recoveries recorded in first quarter of 2019	100
Cash collected from insurance recoveries in the first quarter of 2019	(108)
Balance, March 31, 2019	122
Insurance recoveries recorded in the second quarter of 2019	435
Cash collected from insurance recoveries in the second quarter of 2019	(297)
Balance, June 30, 2019	$260
Insurance recoveries recorded in third quarter of 2019	—
Cash collected from insurance recoveries in the third quarter of 2019	(260)
Balance, September 30, 2019	$—
We are currently unable to predict the timing or amount of future insurance recoveries in excess of the recoveries recorded as of September 30, 2019.
Greater Lawrence Pipeline Replacement. In connection with the Greater Lawrence Incident, Columbia of Massachusetts, in cooperation with the Massachusetts Governor’s office, replaced the entire affected 45-mile cast iron and bare steel pipeline system that delivers gas to approximately 7,500 gas meters, the majority of which serve residences and approximately 700 of which serve businesses impacted in the Greater Lawrence Incident. This system was replaced with plastic distribution mains and service lines, as well as enhanced safety features such as pressure regulation and excess flow valves at each premise. At the request of the Massachusetts DPU, which was instructed by the Massachusetts Governor through his executive authority under a state of emergency, Columbia of Massachusetts hired an outside contractor to serve as the Chief Recovery Officer for the Greater Lawrence Incident, responsible for command, control and communications. Columbia of Massachusetts restored gas service to nearly all homes and workplaces in December 2018. With the restoration and recovery efforts substantially complete and the service of the Chief Recovery Officer completed, the next phase of the effort, Phase II, was managed by Columbia of Massachusetts under the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

third party oversight of a Massachusetts-based engineering firm. Columbia of Massachusetts announced that Phase II was substantially complete on August 15, 2019. See “- B. Legal Proceedings” for additional information.
Since the Greater Lawrence Incident and through September 30, 2019, we have invested approximately $255 million of capital spend for the pipeline replacement. We estimate this replacement work will ultimately cost between $255 million and $260 million. We maintain property insurance for gas pipelines and other applicable property in the approximate amount of $300 million. Columbia of Massachusetts has filed a proof of loss with its property insurer for the full cost of the pipeline replacement. The recovery of any capital investment not reimbursed through insurance will be addressed in a future regulatory proceeding. The outcome of such a proceeding is uncertain. In accordance with ASC 980-360, if it becomes probable that a portion of the pipeline replacement cost will not be recoverable through customer rates and an amount can be reasonably estimated, we will reduce our regulated plant balance for the amount of the probable disallowance and record an associated charge to earnings. This could result in a material adverse effect to our financial condition, results of operations and cash flows. Additionally, if a rate order is received allowing recovery of the investment with no or reduced return on investment, a loss on disallowance may be required.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

17.    Accumulated Other Comprehensive Income (Loss)
The following tables display the components of Accumulated Other Comprehensive Income (Loss):

Three Months Ended September 30, 2019 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2019	$2.5	$(62.8)	$(20.5)	$(80.8)
Other comprehensive income (loss) before reclassifications	0.9	(50.7)	0.2	(49.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	0.1	0.2	0.1
Net current-period other comprehensive income (loss)	0.7	(50.6)	0.4	(49.5)
Balance as of September 30, 2019	$3.2	$(113.4)	$(20.1)	$(130.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Nine Months Ended September 30, 2019 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2019	$(2.4)	$(13.0)	$(21.8)	$(37.2)
Other comprehensive income (loss) before reclassifications	5.9	(100.5)	0.7	(93.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	0.1	1.0	0.8
Net current-period other comprehensive income (loss)	5.6	(100.4)	1.7	(93.1)
Balance as of September 30, 2019	$3.2	$(113.4)	$(20.1)	$(130.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Three Months Ended September 30, 2018 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Income (Loss)(1)
Balance as of July 1, 2018	$(2.2)	$(1.7)	$(17.0)	$(20.9)
Other comprehensive income before reclassifications	—	21.6	1.0	22.6
Amounts reclassified from accumulated other comprehensive income	0.1	0.9	(0.2)	0.8
Net current-period other comprehensive income	0.1	22.5	0.8	23.4
Balance as of September 30, 2018	$(2.1)	$20.8	$(16.2)	$2.5
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Nine Months Ended September 30, 2018 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Income (Loss)(1)
Balance as of January 1, 2018	$0.2	$(29.4)	$(14.2)	$(43.4)
Other comprehensive income (loss) before reclassifications	(2.5)	70.8	1.0	69.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	(14.3)	0.2	(13.9)
Net current-period other comprehensive income (loss)	(2.3)	56.5	1.2	55.4
Reclassification due to adoption of ASU 2018-02	—	(6.3)	(3.2)	(9.5)
Balance as of September 30, 2018	$(2.1)	$20.8	$(16.2)	$2.5

(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.    Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Interest income	$2.1	$1.4	$5.4	$4.2
AFUDC equity	2.9	5.0	7.1	12.6
Charitable contributions	(1.1)	(11.1)	(4.0)	(13.9)
Pension and other postretirement non-service cost	(2.8)	2.4	(8.7)	14.7
Interest rate swap settlement gain	—	—	—	21.2
Miscellaneous	0.2	0.6	0.5	3.6
Total Other, net	$1.3	$(1.7)	$0.3	$42.4

19.    Business Segment Information
At September 30, 2019, our operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Operating Revenues
Gas Distribution Operations
Unaffiliated	$463.6	$418.6	$2,506.2	$2,347.8
Intersegment	3.3	3.3	9.9	9.8
Total	466.9	421.9	2,516.1	2,357.6
Electric Operations
Unaffiliated	467.7	476.2	1,304.9	1,304.4
Intersegment	0.2	0.2	0.6	0.6
Total	467.9	476.4	1,305.5	1,305.0
Corporate and Other
Unaffiliated	0.2	0.2	0.6	0.6
Intersegment	116.9	116.4	342.2	346.6
Total	117.1	116.6	342.8	347.2
Eliminations	(120.4)	(119.9)	(352.7)	(357.0)
Consolidated Operating Revenues	$931.5	$895.0	$3,811.7	$3,652.8
Operating Income (Loss)
Gas Distribution Operations	$(48.6)	$(455.2)	$605.8	$(94.4)
Electric Operations	140.7	134.9	321.4	300.4
Corporate and Other	(1.1)	4.4	1.5	(2.9)
Consolidated Operating Income (Loss)	$91.0	$(315.9)	$928.7	$203.1

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
Greater Lawrence Incident: The Greater Lawrence Incident occurred on September 13, 2018. The following table summarizes expenses incurred and insurance recoveries recorded since the Greater Lawrence Incident. The amounts set forth in the table below do not include the estimated capital cost of the pipeline replacement described below and as set forth in Note 16- D, "Other Matters - Greater Lawrence Pipeline Replacement," in the Notes to Condensed Consolidated Financial Statements (unaudited).

	Year Ended	Three Months Ended	Nine Months Ended
(in millions)	December 31, 2018	September 30, 2019		Incident to Date
Third-party claims	$757	$1	$238	$995
Other incident-related costs	266	20	122	388
Total	1,023	21	360	1,383
Insurance recoveries recorded	(135)	—	(535)	(670)
Total	$888	$21	$(175)	$713
Including the $757 million recorded during 2018, we estimate that total costs related to third-party claims as set forth in Note 16, "Other Commitments and Contingencies - B. Legal Proceedings," will range from $995 million to $1,020 million, depending on the final outcome of ongoing reviews and the number, nature and value of third-party claims. We expect to incur a total of $430 million to $440 million in other incident-related costs, inclusive of the $266 million recorded during 2018 as set forth in Note 16, "Other Commitments and Contingencies - D. Other Matters .
We also expect to incur other expenses, including expenses associated with government investigations and fines, penalties or settlements with governmental authorities in connection with the Greater Lawrence Incident, the amounts, timing and tax deductibility of which cannot be estimated at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table presents activity related to our Greater Lawrence Incident insurance receivable. These balances are presented within "Accounts receivable" in our Condensed Consolidated Balance Sheets (unaudited):

(in millions)	Insurance receivable
Balance, December 31, 2018	$130
Insurance recoveries recorded in first quarter of 2019	100
Cash collected from insurance recoveries in the first quarter of 2019	(108)
Balance, March 31, 2019	122
Insurance recoveries recorded in the second quarter of 2019	435
Cash collected from insurance recoveries in the second quarter of 2019	(297)
Balance, June 30, 2019	260
Insurance recoveries recorded in the third quarter of 2019	—
Cash collected from insurance recoveries in the third quarter of 2019	(260)
Balance, September 30, 2019	$—
We are currently unable to predict the timing or amount of future insurance recoveries in excess of the recoveries recorded as of September 30, 2019.
Since the Greater Lawrence Incident and through September 30, 2019, we have invested approximately $255 million of capital spend for the pipeline replacement. We estimate this replacement work will ultimately cost between $255 million and $260 million. We maintain property insurance for gas pipelines and other applicable property in the approximate amount of $300 million. Columbia of Massachusetts has filed a proof of loss with its property insurer for the full cost of the pipeline replacement. The recovery of any capital investment not reimbursed through insurance will be addressed in a future regulatory proceeding. The outcome of such a proceeding is uncertain. If at any point Columbia of Massachusetts concludes it is probable that any portion of this capital investment is not recoverable through customer rates, that portion of the capital investment, if estimable, would be immediately charged to earnings.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

For the three and nine months ended September 30, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Operating Income (Loss)	$91.0	$(315.9)	$406.9	$928.7	$203.1	$725.6

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Operating Revenues	$931.5	$895.0	$36.5	$3,811.7	$3,652.8	$158.9
Cost of Sales (excluding depreciation and amortization)	196.7	222.0	(25.3)	1,130.5	1,259.7	(129.2)
Total Net Revenues	$734.8	$673.0	$61.8	$2,681.2	$2,393.1	$288.1
Other Operating Expenses	643.8	988.9	(345.1)	1,752.5	2,190.0	(437.5)
Operating Income (Loss)	91.0	(315.9)	406.9	928.7	203.1	725.6
Total Other Deductions, net	(94.6)	(118.1)	23.5	(285.3)	(268.3)	(17.0)
Income Taxes	(10.2)	(94.5)	84.3	121.0	(26.3)	147.3
Net Income (Loss)	6.6	(339.5)	346.1	522.4	(38.9)	561.3
Preferred dividends	(13.8)	(5.6)	(8.2)	(41.4)	(6.9)	(34.5)
Net Income (Loss) Available to Common Shareholders	(7.2)	(345.1)	337.9	481.0	(45.8)	526.8
Basic Earnings (Loss) Per Share	$(0.02)	$(0.95)	$0.93	$1.29	$(0.13)	$1.42
Basic Average Common Shares Outstanding	374.1	363.9	10.2	373.8	352.1	21.7
On a consolidated basis, we reported a net loss to common shareholders of $7.2 million, or $0.02 per basic share for the three months ended September 30, 2019, compared to net loss to common shareholders of $345.1 million, or $0.95 per basic share for the same period in 2018. The decrease in loss to common shareholders during 2019 was primarily due to lower current period operating expenses related to the Greater Lawrence Incident, an increase in revenue due to new rates from base rate proceedings and infrastructure replacement programs and a loss on early extinguishment of long-term debt in 2018.
For the nine months ended September 30, 2019, we reported net income available to common shareholders of $481.0 million, or $1.29 per basic share compared to net loss to common shareholders of $45.8 million, or $0.13 per basic share for the same period in 2018. Similar to the quarter-to-date period, the increase in income available to common shareholders during 2019 was primarily due to lower current period operating expenses related to the Greater Lawrence Incident, insurance recoveries recorded related to the Greater Lawrence Incident, new rates from base rate proceedings and infrastructure replacement programs and a loss on early extinguishment of long-term debt in 2018. These increases were partially offset by an interest rate swap settlement gain in 2018 and additional dilution in 2019 resulting from preferred stock dividend commitments.
Operating Income
For the three months ended September 30, 2019, we reported operating income of $91.0 million compared to an operating loss of $315.9 million for the same period in 2018. As noted above, the increase in operating income was primarily due to lower current period operating expenses related to the Greater Lawrence Incident and new rates from base rate proceedings and infrastructure replacement programs. These increases were partially offset by increased depreciation due to the regulatory outcome of NIPSCO's gas rate case, an increase in amortization of depreciation previously deferred as a regulatory asset resulting from Columbia of Ohio's CEP, as well as capital expenditures being placed into service.

For the nine months ended September 30, 2019, we reported operating income of $928.7 million compared to operating income of $203.1 million for the same period in 2018. In addition to the drivers described for the quarter-to-date period, operating income for the current year was aided by insurance recoveries recorded related to the Greater Lawrence Incident.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Deductions, net
Other deductions, net reduced income by $94.6 million in the third quarter of 2019 compared to a reduction in income of $118.1 million in the prior year. This change is primarily due to loss on early extinguishment of long-term debt of $33.0 million which was recorded in the third quarter of 2018, partially offset by higher interest expense of $12.4 million driven by decreased regulatory deferrals from Columbia of Ohio's CEP.
Other deductions, net reduced income by $285.3 million during the nine months ended September 30, 2019 compared to a reduction in income of $268.3 million in the prior year. The change is primarily due to lower actuarial investment returns on pension and other postretirement benefit assets of $23.4 million, an increase in interest expense of $20.4 million driven by decreased regulatory deferrals from Columbia of Ohio's CEP and an interest rate swap settlement gain of $21.2 million recognized in the first quarter of 2018. These variances were partially offset by a loss of early extinguishment of long-term debt of $45.5 million in 2018.
Income Taxes
For the three months ended September 30, 2019, the decrease in income tax benefit from 2018 to 2019 is primarily attributable to the decreased loss before income taxes in the third quarter of 2019, as well as a higher effective tax rate in 2019 due to the relative impact of permanent differences on lower pre-tax loss in 2019 compared to 2018.
For the nine months ended September 30, 2019, the increase in income tax expense from 2018 to 2019 is primarily attributable to the increased income before income taxes, as well as a lower effective tax rate in 2019 due to the relative impact of permanent differences on higher pre-tax income in 2019 compared to 2018.
Refer to Note 11, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
Capital Investment
For the nine months ended September 30, 2019, we invested $1.3 billion in capital expenditures across our gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of our gas distribution system and maintaining our existing electric generation fleet.
We continue to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expect to invest a total of approximately $1.7 to $1.8 billion in capital during 2019 to continue to modernize and improve our system across all seven states.
Liquidity
The enactment of the TCJA has and will continue to have an unfavorable impact on our liquidity in 2019. In addition, expenses related to the Greater Lawrence Incident have exceeded the total amount of insurance coverage available under our policies which has unfavorably impacted liquidity. However, through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, term loan borrowings, long-term debt agreements and our ability to access the capital markets, we believe there is adequate capital available to fund our operating activities, capital expenditures and the effects of the Greater Lawrence Incident in 2019 and beyond. As of September 30, 2019 and December 31, 2018, we had $1,362.8 million and $974.6 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”
Regulatory Developments
During the quarter ended September 30, 2019, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of our operating area. Refer to Note 6, "Regulatory Matters" and Note 16-D "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory developments that have transpired during 2019.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Our operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

For the three and nine months ended September 30, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Operating Income (Loss)	$(48.6)	$(455.2)	$406.6	$605.8	(94.4)	$700.2

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net Revenues
Operating Revenues	$466.9	$421.9	$45.0	$2,516.1	$2,357.6	$158.5
Less: Cost of sales (excluding depreciation and amortization)	73.0	85.7	(12.7)	759.8	875.1	(115.3)
Net Revenues	393.9	336.2	57.7	1,756.3	1,482.5	273.8
Operating Expenses
Operation and maintenance	289.9	678.5	(388.6)	680.9	1,214.2	(533.3)
Depreciation and amortization	102.6	72.5	30.1	299.4	215.0	84.4
Gain on sale of assets	—	—	—	(0.1)	—	(0.1)
Other taxes	50.0	40.4	9.6	170.3	147.7	22.6
Total Operating Expenses	442.5	791.4	(348.9)	1,150.5	1,576.9	(426.4)
Operating Income (Loss)	$(48.6)	$(455.2)	$406.6	$605.8	$(94.4)	$700.2
Revenues
Residential	$289.7	$260.2	$29.5	$1,645.3	$1,540.8	$104.5
Commercial	91.6	81.8	9.8	545.9	517.6	28.3
Industrial	45.5	39.2	6.3	181.5	161.7	19.8
Off-System	16.9	22.0	(5.1)	60.4	65.2	(4.8)
Other	23.2	18.7	4.5	83.0	72.3	10.7
Total	$466.9	$421.9	$45.0	$2,516.1	$2,357.6	$158.5
Sales and Transportation (MMDth)
Residential	13.6	13.8	(0.2)	186.5	187.9	(1.4)
Commercial	17.4	17.5	(0.1)	131.8	129.7	2.1
Industrial	133.0	132.1	0.9	406.5	417.7	(11.2)
Off-System	8.5	7.5	1.0	24.6	21.9	2.7
Other	—	—	—	0.3	0.3	—
Total	172.5	170.9	1.6	749.7	757.5	(7.8)
Heating Degree Days	13	51	(38)	3,409	3,498	(89)
Normal Heating Degree Days	71	85	(14)	3,498	3,576	(78)
% Warmer than Normal	(82)%	(40)%		(3)%	(2)%
Gas Distribution Customers
Residential				3,167,742	3,140,942	26,800
Commercial				277,701	276,786	915
Industrial				5,974	5,969	5
Other				3	5	(2)
Total				3,451,420	3,423,702	27,718

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
Three Months Ended September 30, 2019 vs. September 30, 2018 Operating Income (Loss)
For the three months ended September 30, 2019, Gas Distribution Operations reported an operating loss of $48.6 million, a decrease of $406.6 million from the comparable 2018 period.
Net revenues for the three months ended September 30, 2019 were $393.9 million, an increase of $57.7 million from the same period in 2018. The change in net revenues was primarily driven by:

•	New rates from base rate proceedings and infrastructure replacement programs of $52.1 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in operating expense, of $5.8 million.
Operating expenses were $348.9 million lower for the three months ended September 30, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Lower third-party claims and other expenses related to the Greater Lawrence Incident of $429.9 million.
Partially offset by:

•
Increased depreciation of $30.1 million due to the regulatory outcome of NIPSCO's gas rate case, an increase in amortization of depreciation previously deferred as a regulatory asset resulting from Columbia of Ohio's CEP, as well as higher capital expenditures placed in service.

•	Higher employee and administrative expenses of $18.8 million.

•	Increased outside services of $10.4 million primarily due to increased line location work.

•
Higher property taxes of $8.3 million primarily due to increased amortization of property taxes previously deferred as a regulatory asset resulting from Columbia of Ohio's CEP, as well as higher capital expenditures placed in service.

•	Increased regulatory, tax and depreciation trackers, which are offset in net revenues, of $5.8 million.
Nine Months Ended September 30, 2019 vs. September 30, 2018 Operating Income (Loss)
For the nine months ended September 30, 2019, Gas Distribution Operations reported operating income of $605.8 million, an increase of $700.2 million from the comparable 2018 period.
Net revenues for the nine months ended September 30, 2019 were $1,756.3 million, an increase of $273.8 million from the same period in 2018. The change in net revenues was primarily driven by:

•	New rates from base rate proceedings and infrastructure replacement programs of $219.2 million.

•	Higher regulatory, tax and depreciation trackers, which are offset in operating expense, of $38.2 million.

•	Increased residential and commercial customer growth of $10.1 million.

•
Higher revenues of $8.9 million resulting from an update in the weather-related normal heating degree day methodology (see further detail below), partially offset by a $5.0 million revenue decrease from the effects of warmer weather in 2019.

Operating expenses were $426.4 million lower for the nine months ended September 30, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Insurance recoveries recorded, net of third-party claims and other expenses recorded, related to the Greater Lawrence Incident of $626.4 million.
Partially offset by:

•
Increased depreciation of $84.4 million due to the regulatory outcome of NIPSCO's gas rate case, an increase in amortization of depreciation previously deferred as a regulatory asset resulting from Columbia of Ohio's CEP, as well as higher capital expenditures placed in service.

•	Higher regulatory, tax and depreciation trackers, which are offset in net revenues, of $38.2 million.

•	Increased employee and administrative expenses of $26.9 million.

•
Higher property taxes of $18.3 million primarily due to increased amortization of property taxes previously deferred as a regulatory asset resulting from Columbia of Ohio's CEP, as well as higher capital expenditures placed in service.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

•	Increased outside services of $11.2 million primarily due to increased line location work.

•	Higher insurance expense of $4.9 million primarily driven by increased premiums.
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
Weather in the Gas Distribution Operations service territories for the third quarter of 2019 was about 82% warmer than normal and about 75% warmer than 2018, leading to decreased net revenues of $1.0 million for the quarter ended September 30, 2019 compared to the same period in 2018.
Weather in the Gas Distribution Operations service territories for the nine months ended September 30, 2019 was approximately 3% warmer than normal and 3% warmer than 2018; however, due to the aforementioned change in methodology, the change in net revenues attributed to weather resulted in an increase of $3.9 million for the nine months ended September 30, 2019 compared to the same period in 2018. This variance is detailed further below:

•	An update in the weather-related normal heating degree day methodology resulting in a favorable variance attributed to weather of $8.9 million, as discussed above.
Offset by:

•	The effects of warmer weather in 2019 of $5.0 million.

Throughput
Total volumes sold and transported for the three months ended September 30, 2019 were 172.5 MMDth, compared to 170.9 MMDth for the same period in 2018.
Total volumes sold and transported for the nine months ended September 30, 2019 were 749.7 MMDth, compared to 757.5 MMDth for the same period in 2018.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

For the three and nine months ended September 30, 2019 and 2018, operating income and a reconciliation of net revenues to the most directly comparable GAAP measure, operating income, was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Operating Income	$140.7	$134.9	$5.8	$321.4	$300.4	$21.0

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net Revenues
Operating revenues	$467.9	$476.4	$(8.5)	$1,305.5	$1,305.0	$0.5
Less: Cost of sales (excluding depreciation and amortization)	123.7	136.3	(12.6)	370.7	384.6	(13.9)
Net Revenues	344.2	340.1	4.1	934.8	920.4	14.4
Operating Expenses
Operation and maintenance	118.4	123.4	(5.0)	363.9	377.9	(14.0)
Depreciation and amortization	70.4	66.3	4.1	207.8	196.3	11.5
Other taxes	14.7	15.5	(0.8)	41.7	45.8	(4.1)
Total Operating Expenses	203.5	205.2	(1.7)	613.4	620.0	(6.6)
Operating Income	$140.7	$134.9	$5.8	$321.4	$300.4	$21.0
Revenues
Residential	$148.7	$154.7	$(6.0)	$373.4	$382.3	$(8.9)
Commercial	136.3	140.7	(4.4)	370.8	374.2	(3.4)
Industrial	151.8	153.8	(2.0)	471.2	468.7	2.5
Wholesale	3.5	3.8	(0.3)	9.0	12.4	(3.4)
Other	27.6	23.4	4.2	81.1	67.4	13.7
Total	$467.9	$476.4	$(8.5)	$1,305.5	$1,305.0	$0.5
Sales (Gigawatt Hours)
Residential	1,103.2	1,121.5	(18.3)	2,628.7	2,754.6	(125.9)
Commercial	1,077.3	1,079.6	(2.3)	2,862.7	2,929.0	(66.3)
Industrial	2,145.5	2,223.3	(77.8)	6,525.7	6,785.8	(260.1)
Wholesale	0.3	2.5	(2.2)	7.9	94.8	(86.9)
Other	29.6	34.7	(5.1)	86.4	95.2	(8.8)
Total	4,355.9	4,461.6	(105.7)	12,111.4	12,659.4	(548.0)
Cooling Degree Days	720	739	(19)	940	1,131	(191)
Normal Cooling Degree Days	556	570		795	799
% Warmer than Normal	29%	30%		18%	42%
Electric Customers
Residential				413,363	410,848	2,515
Commercial				56,906	56,426	480
Industrial				2,264	2,285	(21)
Wholesale				729	736	(7)
Other				2	2	—
Total				473,264	470,297	2,967

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
Three Months Ended September 30, 2019 vs. September 30, 2018 Operating Income
For the three months ended September 30, 2019, Electric Operations reported operating income of $140.7 million, an increase of $5.8 million from the comparable 2018 period.
Net revenues for the three months ended September 30, 2019 were $344.2 million, an increase of $4.1 million from the same period in 2018. The change in net revenues was primarily driven by:

•	Increased residential and commercial usage of $4.7 million.

•	Increased rates due to incremental capital spend on infrastructure replacement programs and electric transmission projects of $2.9 million.

•	Higher regulatory and depreciation trackers, which are offset in operating expense, of $2.6 million.
Partially offset by:

•	Lower revenues from the effects of cooler weather in 2019 of $6.8 million.

Operating expenses were $1.7 million lower for the three months ended September 30, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Decreased materials and supplies costs of $2.5 million driven by lower generation-related maintenance.

•	Lower outside service costs of $1.8 million.

•	Decreased employee and administrative costs of $1.1 million.
Partially offset by:

•	Higher regulatory and depreciation trackers, which are offset in net revenues, of $2.6 million.

•	Increased depreciation of $2.0 million due to higher capital expenditures placed in service.
Nine months ended September 30, 2019 vs. September 30, 2018 Operating Income
For the nine months ended September 30, 2019, Electric Operations reported operating income of $321.4 million, an increase of $21.0 million from the comparable 2018 period.
Net revenues for the nine months ended September 30, 2019 were $934.8 million, an increase of $14.4 million from the same period in 2018. The change in net revenues was primarily driven by:

•	Increased rates due to incremental capital spend on infrastructure replacement programs and electric transmission projects of $13.9 million.

•	Higher regulatory and depreciation trackers, which are offset in operating expense, of $8.3 million.

•	Decreased fuel handling costs of $7.3 million.

•	Increased commercial and residential customer growth of $3.1 million.
Partially offset by:

•	Decreased industrial and residential customer usage of $7.1 million.

•	Lower revenues from the effects of cooler weather in 2019 of $12.8 million.
Operating expenses were $6.6 million lower for the nine months ended September 30, 2019 compared to the same period in 2018. This change was primarily driven by:

•	Decreased employee and administrative costs of $6.7 million.

•	Lower outside service costs of $5.7 million.

•
Decreased materials and supplies costs and property tax expense of $5.8 million and $3.5 million, respectively, primarily related to the retirement of Bailly Generating Station Units 7 and 8 on May 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Partially offset by:

•	Higher regulatory and depreciation trackers, which are offset in net revenue, of $8.3 million.

•	Increased depreciation of $6.4 million due to higher capital expenditures placed in service.
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
Weather in the Electric Operations’ territories for the third quarter of 2019 was about 29% warmer than normal and about 3% cooler than in 2018, resulting in decreased net revenues of $6.8 million for the quarter ended September 30, 2019 compared to the same period in 2018.
Weather in the Electric Operations’ territories for the nine months ended September 30, 2019 was about 18% warmer than normal and about 17% cooler than in 2018, resulting in decreased net revenues of $12.8 million for the nine months ended September 30, 2019 compared to the same period in 2018.
Sales
Electric Operations sales for the third quarter of 2019 were 4,355.9 GWh, a decrease of 105.7 GWh compared to the same period in 2018. This decrease was primarily attributable to the effects of cooler weather on residential and commercial customers and higher internal generation from large industrial customers during the third quarter of 2019, partially offset by increased weather normalized usage from residential and commercial customers.
Electric Operations sales for the nine months ended September 30, 2019 were 12,111.4 GWh, a decrease of 548.0 GWh compared to the same period in 2018. This decrease was primarily attributable to the effects of cooler weather on residential customers and higher internal generation from large industrial customers during the third quarter of 2019.
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
The current replacement plan includes renewable sources of energy, including wind, solar, and battery storage to be obtained through a combination of NIPSCO ownership and PPAs Refer to Note 16-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information on the NIPSCO Integrated Resource Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Greater Lawrence Incident: As discussed in "Executive Summary" and Note 16, “Other Commitments and Contingencies,” we have recorded losses associated with the Greater Lawrence Incident and have invested capital to replace the entire affected 45-mile cast iron and bare steel pipeline system that delivers gas to the impacted area. As discussed in the Executive Summary and Note 16 referenced earlier in this paragraph, we expect to incur additional expenses and liabilities in excess of our recorded liabilities and estimated additional costs associated with the Greater Lawrence Incident. The timing and amount of future financing needs will depend on the ultimate timing and amount of payments made to third parties in connection with the Greater Lawrence Incident and the timing and amount of associated insurance recoveries. Since the Greater Lawrence Incident and through September 30, 2019, we have collected $670 million from insurance providers which has aided liquidity. Total expenses related to the incident have exceeded the total amount of insurance coverage available under our policies. As a result, additional long term financing will likely be required to cover this shortfall.
Through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, term loan borrowings, long-term debt agreements and our ability to access the capital markets, we believe there is adequate capital available to fund these expenditures.
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2019 was $1,231.8 million, an increase of $304.6 million compared to the nine months ended September 30, 2018. This increase was driven by insurance recoveries related to the Greater Lawrence Incident, partially offset by related cash payments for claims and other expenses. For the nine months ended September 30, 2019, we received approximately $242 million of insurance recoveries, net of payments for expenses, related to the Greater Lawrence Incident. Refer to Note 16-D "Other Matters" in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information. Also driving this increase was decreased compensation and employee benefit payments, as well as increased over collections of gas and fuel costs. These increases were partially offset by an interest rate swap settlement cash inflow recognized in the first quarter of 2018.
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2019 was $1,393.8 million, an increase of $17.3 million compared to the nine months ended September 30, 2018. This increase was mostly attributable to higher capital expenditures and higher cost of removal expenditures in 2019.
Our capital expenditures for the nine months ended September 30, 2019 were $1,310.0 million compared to $1,296.6 million for the comparable period in 2018. The increase was driven by additional capital spending related to the Greater Lawrence Incident, partially offset by a decrease in capital spending at NIPSCO related to the conclusion of electric transmission and CCR projects. We project total 2019 capital expenditures to be approximately $1.7 to $1.8 billion.
Our cost of removal expenditures for the nine months ended September 30, 2019 were $84.5 million compared to $72.6 million for the comparable period in 2018. The increase was driven by additional cost of removal projects completed at our Michigan City generating station.
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
Net Available Liquidity. As of September 30, 2019, an aggregate of $1,362.8 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays our liquidity position as of September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019	December 31, 2018
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	260.1	399.2
Less:
Commercial Paper	505.0	978.0
Accounts Receivable Program Utilized	260.1	399.2
Letters of Credit Outstanding Under Credit Facility	10.2	10.2
Add:
Cash and Cash Equivalents	28.0	112.8
Net Available Liquidity	$1,362.8	$974.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term loan agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires us to maintain a debt to capitalization ratio that does not exceed 75%. As of September 30, 2019, the ratio was 61.8%.
Sale of Trade Accounts Receivables. Refer to Note 9, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and certain of our subsidiaries' credit ratings and ratings outlook as of September 30, 2019. There were no changes to the below credit ratings or outlooks since December 31, 2018.
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

Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of September 30, 2019, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $67.9 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of September 30, 2019, 373,446,862 shares of common stock and 440,000 shares of preferred stock were outstanding.
Contractual Obligations. Aside from the previously referenced issuances and repayments of long-term debt and payments associated with the Greater Lawrence Incident, there were no material changes during the nine months ended September 30, 2019 to our contractual obligations as of December 31, 2018.

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
Refer to Note 7, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of September 30, 2019 or December 31, 2018.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.7 million and $14.7 million for the three and nine months ended September 30, 2019, and $3.1 million and $9.1 million for three and nine months ended September 30, 2018, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 7, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of September 30, 2019 and December 31, 2018.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
For a description of our legal proceedings, see Note 16-B, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those disclosed in our most recent Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to such risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 2.950% Notes due 2029 (incorporated by reference to Exhibit 4.1 to NiSource Inc. Form 8-K filed on August 12, 2019).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	October 30, 2019	By:	/s/ Joseph W. Mulpas
Joseph W. Mulpas
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)