Form 10-Q
period 2020-03-31
NISOURCE INC.
filed 2020-05-06
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 382,799,472 shares outstanding at April 29, 2020.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2020

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
CARES Act
The Coronavirus Aid, Relief and Economic Security Act provides more than $2 trillion to battle COVID-19 and its economic effects, including various types of economic relief for impacted business and industries.

CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
COVID-19	Novel Coronavirus 2019
DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
GWh	Gigawatt hours
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate

DEFINED TERMS
MA DOR	Massachusetts Department of Revenue
Massachusetts Business	All of the assets being sold to, and liabilities being assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PTC	Production tax credit
RCRA	Resource Conservation and Recovery Act
RFP	Request for proposals
SAVE	Steps to Advance Virginia's Energy Plan
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include among other things, our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; our ability to execute our growth strategy; changes in general economic, capital and commodity market conditions; pension funding obligations; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; our ability to adapt to, and manage costs related to, advances in technology; any changes in our assumptions regarding the financial implications of the Greater Lawrence Incident; compliance with the agreements entered into with the U.S. Attorney’s Office to settle the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident; the pending sale of the Massachusetts Business, including the terms and closing conditions under the Asset Purchase Agreement; potential incidents and other operating risks associated with our business; continuing and potential future impacts from the COVID-19 pandemic; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; any damage to our reputation, including in connection with the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; fluctuations in demand from residential commercial and industrial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairment of goodwill; changes in taxation and accounting principles; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; the ability of our subsidiaries to generate cash; our ability to manage new initiatives and organizational changes; the performance of third-party suppliers and service providers; changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate; and other matters in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by the risk factor set forth herein in Part II, Item 1A. Risk Factors, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Operating Revenues
Customer revenues	$1,525.9	$1,834.5
Other revenues	79.6	35.3
Total Operating Revenues	1,605.5	1,869.8
Operating Expenses
Cost of sales (excluding depreciation and amortization)	462.4	680.3
Operation and maintenance	444.6	552.4
Depreciation and amortization	184.3	175.1
Loss on classification as held for sale	280.2	—
Loss (gain) on sale of fixed assets and impairments, net	(0.1)	0.2
Other taxes	85.9	87.6
Total Operating Expenses	1,457.3	1,495.6
Operating Income	148.2	374.2
Other Income (Deductions)
Interest expense, net	(92.9)	(95.6)
Other, net	5.4	(0.7)
Total Other Deductions, Net	(87.5)	(96.3)
Income before Income Taxes	60.7	277.9
Income Taxes	(14.9)	59.0
Net Income	75.6	218.9
Preferred dividends	(13.8)	(13.8)
Net Income Available to Common Shareholders	61.8	205.1
Earnings Per Share
Basic Earnings Per Share	$0.16	$0.55
Diluted Earnings Per Share	$0.16	$0.55
Basic Average Common Shares Outstanding	383.1	373.4
Diluted Average Common Shares	384.1	374.7

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2020	2019
Net Income	$75.6	$218.9
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities(1)	(5.4)	2.8
Net unrealized gain (loss) on cash flow hedges(2)	(133.3)	(19.3)
Unrecognized pension and OPEB benefit(3)	0.7	0.9
Total other comprehensive income (loss)	(138.0)	(15.6)
Comprehensive Income (Loss)	$(62.4)	$203.3

(1) Net unrealized gain (loss) on available-for-sale debt securities, net of $1.4 million tax benefit and $0.7 million tax expense in the first quarter of 2020 and 2019, respectively.
(2) Net unrealized gain (loss) on cash flow hedges, net of $44.1 million and $6.5 million tax benefit in the first quarter of 2020 and 2019, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.3 million tax benefit and $0.4 million tax expense in the first quarter of 2020 and 2019, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2020	December 31, 2019
ASSETS
Property, Plant and Equipment
Utility plant	$22,862.3	$24,502.6
Accumulated depreciation and amortization	(7,293.7)	(7,609.3)
Net utility plant	15,568.6	16,893.3
Other property, at cost, less accumulated depreciation	18.6	18.9
Net Property, Plant and Equipment	15,587.2	16,912.2
Investments and Other Assets
Unconsolidated affiliates	1.3	1.3
Available-for-sale debt securities (amortized cost of $148.4 and $150.1, allowance for credit losses of $1.2 and $0, respectively)	144.6	154.2
Other investments	66.1	74.7
Total Investments and Other Assets	212.0	230.2
Current Assets
Cash and cash equivalents	203.8	139.3
Restricted cash	9.2	9.1
Accounts receivable	736.8	876.1
Allowance for credit losses	(20.3)	(19.2)
Accounts receivable, net	716.5	856.9
Gas inventory	59.9	250.9
Materials and supplies, at average cost	130.9	120.2
Electric production fuel, at average cost	63.2	53.6
Exchange gas receivable	39.0	48.5
Assets held for sale	1,655.8	—
Regulatory assets	164.3	225.7
Prepayments and other	182.8	149.7
Total Current Assets	3,225.4	1,853.9
Other Assets
Regulatory assets	1,922.0	2,013.9
Goodwill	1,485.9	1,485.9
Deferred charges and other	160.2	163.7
Total Other Assets	3,568.1	3,663.5
Total Assets	$22,592.7	$22,659.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 382,694,308 and 382,135,680 shares outstanding, respectively	$3.8	$3.8
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 440,000 shares outstanding	880.0	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,671.5	6,666.2
Retained deficit	(1,483.4)	(1,370.8)
Accumulated other comprehensive loss	(230.6)	(92.6)
Total Stockholders’ Equity	5,741.4	5,986.7
Long-term debt, excluding amounts due within one year	7,817.9	7,856.2
Total Capitalization	13,559.3	13,842.9
Current Liabilities
Current portion of long-term debt	7.9	13.4
Short-term borrowings	2,046.4	1,773.2
Accounts payable	505.6	666.0
Dividends payable - common stock	80.4	—
Dividends payable - preferred stock	19.4	—
Customer deposits and credits	163.2	256.4
Taxes accrued	223.8	231.6
Interest accrued	95.1	99.4
Exchange gas payable	18.5	59.7
Regulatory liabilities	177.9	160.2
Liabilities held for sale	470.9	—
Legal and environmental	17.5	20.1
Accrued compensation and employee benefits	129.4	156.3
Claims accrued	24.9	165.4
Other accruals	180.9	144.1
Total Current Liabilities	4,161.8	3,745.8
Other Liabilities
Risk management liabilities	312.1	134.0
Deferred income taxes	1,451.3	1,485.3
Deferred investment tax credits	9.4	9.7
Accrued insurance liabilities	82.4	81.5
Accrued liability for postretirement and postemployment benefits	359.4	373.2
Regulatory liabilities	2,033.8	2,352.0
Asset retirement obligations	435.9	416.9
Other noncurrent liabilities	187.3	218.5
Total Other Liabilities	4,871.6	5,071.1
Commitments and Contingencies (Refer to Note 18, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$22,592.7	$22,659.8
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc. Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2020	2019
Operating Activities
Net Income	$75.6	$218.9
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	184.3	175.1
Deferred income taxes and investment tax credits	(19.9)	51.6
Loss on classification as held for sale	280.2	—
Other adjustments	7.9	6.5
Changes in Assets and Liabilities:
Components of working capital	(147.1)	(27.2)
Regulatory assets/liabilities	12.9	0.4
Deferred charges and other noncurrent assets	(12.1)	(58.3)
Other noncurrent liabilities	(11.9)	32.1
Net Cash Flows from Operating Activities	369.9	399.1
Investing Activities
Capital expenditures	(452.1)	(353.7)
Cost of removal	(34.5)	(25.3)
Purchases of available-for-sale securities	(43.5)	(25.7)
Sales of available-for-sale securities	45.4	29.3
Other investing activities	0.1	—
Net Cash Flows used for Investing Activities	(484.6)	(375.4)
Financing Activities
Repayments of long-term debt and finance lease obligations	(4.1)	(2.3)
Issuance of short-term debt (maturity > 90 days)	500.0	—
Repayment of short-term debt (maturity > 90 days)	—	(350.0)
Change in short-term borrowings, net (maturity ≤ 90 days)	(226.8)	452.8
Issuance of common stock, net of issuance costs	3.7	3.1
Equity costs, premiums and other debt related costs	(5.1)	(4.0)
Dividends paid - common stock	(80.3)	(74.5)
Dividends paid - preferred stock	(8.1)	(9.1)
Net Cash Flows from Financing Activities	179.3	16.0
Change in cash, cash equivalents and restricted cash	64.6	39.7
Cash, cash equivalents and restricted cash at beginning of period	148.4	121.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$213.0	$160.8

Supplemental Disclosures of Cash Flow Information

Three Months Ended March 31, (in millions)	2020	2019
Non-cash transactions:
Capital expenditures included in current liabilities	$150.5	$123.7
Dividends declared but not paid	99.8	94.0
Assets recorded for asset retirement obligations	$69.8	$4.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2020	$3.8	$880.0	$(99.9)	$6,666.2	$(1,370.8)	$(92.6)	$5,986.7
Comprehensive Income:
Net income	—	—	—	—	75.6	—	75.6
Other comprehensive loss, net of tax	—	—	—	—	—	(138.0)	(138.0)
Dividends:
Common stock ($0.42 per share)	—	—	—	—	(160.7)	—	(160.7)
Preferred stock (See Note 5)	—	—	—	—	(27.5)	—	(27.5)
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	1.3
Long-term incentive plan	—	—	—	(0.5)	—	—	(0.5)
401(k) and profit sharing	—	—	—	4.5	—	—	4.5
Balance as of March 31, 2020	$3.8	$880.0	$(99.9)	$6,671.5	$(1,483.4)	$(230.6)	$5,741.4
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

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2020	440	386,099	(3,963)	382,136
Issued:
Employee stock purchase plan	—	46	—	46
Long-term incentive plan	—	347	—	347
401(k) and profit sharing	—	165	—	165
Balance as of March 31, 2020	440	386,657	(3,963)	382,694

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2019	420	376,326	(3,963)	372,363
Issued:
Preferred stock	20	—	—	—
Employee stock purchase plan	—	50	—	50
Long-term incentive plan	—	426	—	426
401(k) and profit sharing	—	164	—	164
Balance as of March 31, 2019	440	376,966	(3,963)	373,003

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
This pronouncement modifies the disclosure requirements for defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented.
Annual periods ending after December 15, 2020. Early adoption is permitted.
We are currently in discussions with our third-party specialist to evaluate the effects of this pronouncement on our Notes to Condensed Consolidated Financial Statements (unaudited). We expect to adopt this ASU on its effective date.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This pronouncement simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, income taxes. It also improves consistency of application for other areas of the guidance by clarifying and amending existing guidance.
Annual periods beginning after December 15, 2020 Early adoption is permitted.
We are currently evaluating the effects of this pronouncement on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). The most relevant amendment requires that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. For NiSource, these taxes may include franchise taxes based on gross receipts, commercial activity taxes and utilities receipts taxes. We expect to adopt this ASU on its effective date.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Statements
This pronouncement provides temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates.
Upon issuance on March 12, 2020, and will apply though December 31, 2022.
We are currently evaluating the temporary expedients and options available under this guidance, and the effects of this pronouncement on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). As of March 31, 2020, we have not applied any expedients and options available under this ASU.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326). ASC 326 revised the GAAP guidance on the impairment of most financial assets and certain other instruments that are not measured at fair value through net income. ASC 326 introduces the current expected credit loss (CECL) model that is based on expected losses for instruments measured at amortized cost rather than incurred losses. It also requires entities to record an allowance for available-for-sale debt securities rather than impair the carrying amount of the securities. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings, instead of over-time as they would under historic guidance. In 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivative and Hedging, and Topic 825, Financial Instruments. This pronouncement clarified and improved certain areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement.
We adopted ASC 326 effective January 1, 2020, using a modified retrospective method. Adoption of this standard did not have material impact on our Condensed Consolidated Financial Statements (unaudited). No adjustments were made to the January 1, 2020 opening balances as a result of this adoption. As required under the modified retrospective method of adoption, results for the reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts are not adjusted.
See Note 3, "Revenue Recognition," and Note 11, "Fair Value," for our discussion of the implementing these standards.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)

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
The tables below reconcile revenue disaggregation by customer class to segment revenue as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited) for the three months ended March 31, 2020 and March 31, 2019:

Three Months Ended March 31, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$796.5	$119.2	$—	$915.7
Commercial	269.4	120.2	—	389.6
Industrial	74.2	109.1	—	183.3
Off-system	18.7	—	—	18.7
Miscellaneous	12.5	5.9	0.2	18.6
Total Customer Revenues	$1,171.3	$354.4	$0.2	$1,525.9
Other Revenues	56.7	22.9	—	79.6
Total Operating Revenues	$1,228.0	$377.3	$0.2	$1,605.5
(1) Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.

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
(1) Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. The opening and closing balances of customer receivables for the three months ended March 31, 2020 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2019	$466.6	$346.6
Balance as of March 31, 2020	449.9	233.5
Decrease	$(16.7)	$(113.1)

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
Allowance for Credit Losses. We adopted ASC 326 effective January 1, 2020. See "Recently Adopted Accounting Pronouncements" in Note 2, "Recent Accounting Pronouncements," for more information about ASC 326.
Each of our business segments pool their customer accounts receivables based on similar risk characteristics, such as customer type, geography, payment terms, and related macro-economic risks. Expected credit loss exposure is evaluated separately for each of our accounts receivable pools. Expected credit losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. Relevant and reliable internal and external inputs used in the model include, but are not limited to, gas consumption trends, revenue projections, actual charge-offs data, recoveries data, shut-off orders executed data, and final bill data. We continuously evaluate available reasonable and supportable information relevant to assessing collectability of current and future receivables. We evaluate creditworthiness of specific customers periodically or when required by changes in facts and circumstances. When we become aware of a specific customer's inability to pay, an allowance for expected credit losses is recorded for the relevant amount. We also monitor other circumstances that could affect our overall expected credit losses; these include, but are not limited to, creditworthiness of overall population in service territories, adverse conditions impacting an industry sector, and general economic conditions. At each reporting period, we record expected credit losses using an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

A rollforward of our allowance for credit losses for the three months ended March 31, 2020 are presented in the table below:

Three Months Ended March 31, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Beginning balance(1)	$9.1	$3.1	$0.8	$13.0
Current period provisions	9.1	1.5	—	10.6
Write-offs charged against allowance	(6.9)	(1.0)	—	(7.9)
Recoveries of amounts previously written off	4.6	—	—	4.6
Ending balance of the allowance for credit losses	$15.9	$3.6	$0.8	$20.3
(1)Total beginning balance differs from that presented in the Condensed Statements of Consolidated Balance Sheet (unaudited) as it excludes Columbia of Massachusetts. Columbia of Massachusetts' customer receivables and related allowance for credit losses are classified as held for sale at March 31, 2020.

In response to the COVID-19 pandemic, we have suspended shut-offs for nonpayment. This suspension applies to residential, commercial and industrial customers and will remain in effect until further notice. In addition, we are offering flexible payment plans to customers impacted or experiencing hardship as a result of COVID-19. For the three months ended March 31, 2020, we did not experience a material increase in our allowance for credit losses as a result of COVID-19. The adverse impact that COVID-19 will have on our customers' ability to pay is unknown and difficult to predict; however, we are monitoring changing circumstances and will adjust our allowance for credit losses as additional information becomes available.
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

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Denominator
Basic average common shares outstanding	383,062	373,356
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	845	1,062
Shares restricted under employee stock plans	207	133
Forward Agreements	—	105
Diluted Average Common Shares	384,114	374,656

5.    Equity
Common Stock. As of March 31, 2020, we had 600,000,000 shares of common stock authorized for issuance, of which 382,694,308 shares were outstanding.
ATM Program and Forward Sale Agreements. On November 1, 2018, we entered into five separate equity distribution agreements pursuant to which we were able to sell up to an aggregate of $500.0 million of our common stock. Four of these agreements were then amended on August 1, 2019, and one was terminated. Pursuant to the four agreements, as amended, we may sell, from time to time, up to an aggregate of $434.4 million of our common stock.
As of March 31, 2020, the ATM program had approximately $200.7 million of equity available for issuance. The program expires on December 31, 2020. We did not have any activity under the ATM program for the three months ended March 31, 2020.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Preferred Stock. As of March 31, 2020, we had 20,000,000 shares of preferred stock authorized for issuance, of which 440,000 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Quarter Ended March 31, 2020	Quarter Ended March 31, 2019	March 31, 2020	December 31, 2019
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share		Outstanding
5.650% Series A	$1,000.00	400,000	$28.25	28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	$812.50	862.15	$486.1	$486.1

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of March 31, 2020. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
As of March 31, 2020, Series A Preferred Stock had $6.7 million of cumulative preferred dividends in arrears, or $16.63 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. We had a temporary LIFO liquidation debit of $29.9 million and zero as of March 31, 2020 and December 31, 2019, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
7.    Assets and Liabilities Held For Sale

On February 26, 2020, NiSource and Columbia of Massachusetts entered into an Asset Purchase Agreement with Eversource. Upon the terms and subject to the conditions set forth in the Asset Purchase Agreement, NiSource and Columbia of Massachusetts agreed to sell to Eversource, with certain additions and exceptions: (1) substantially all of the assets of Columbia of Massachusetts and (2) all of the assets held by any of Columbia of Massachusetts’ affiliates that primarily relate to the Massachusetts Business, and Eversource agreed to assume certain liabilities of Columbia of Massachusetts and its affiliates. The liabilities assumed by Eversource under the Asset Purchase Agreement do not include, among others, any liabilities arising out of the Greater Lawrence Incident or liabilities of Columbia of Massachusetts or its affiliates pursuant to civil claims for injury of persons or damage to property to the extent such injury or damage occurs prior to the closing in connection with the Massachusetts Business. The Asset Purchase Agreement provides for a purchase price of $1,100 million in cash, subject to adjustment based on Columbia of Massachusetts’ net working capital as of the closing. The closing of the transactions contemplated by the Asset Purchase Agreement is subject to various conditions, including the receipt of the approval of the Massachusetts DPU and resolution of proceedings before certain governmental bodies. As of March 31, 2020, the Massachusetts Business met the requirements under GAAP to be classified as held for sale, and the assets and liabilities of the Massachusetts Business are measured at fair value, less costs to sell. Our estimated total pre-tax loss as of the quarter ended March 31, 2020 is $280.2 million, based on March 31, 2020 asset and liability balances, estimated net working capital and estimated transaction costs. This estimated pre-tax loss is presented as Loss on Classification as Held for Sale on the Condensed Statements of Consolidated Income (unaudited) and is subject to change based on estimated transaction costs, the net working capital adjustment, and asset and liability balances at each measurement date leading up to the closing date. The final pre-tax loss on the transaction will be determined as of the closing date. The sale is expected to close by September 30, 2020, subject to closing conditions.
The Massachusetts Business had a pretax loss of $236.2 million and $80.7 million for the three months ended March 31, 2020 and 2019, respectively. The pretax loss amounts exclude allocated executive compensation expense and interest expense for intercompany and external debt that will not be assumed by Eversource or required to be repaid at closing. The pretax loss amounts

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

for the three months ended March 31, 2020 and 2019 include costs directly related to the Greater Lawrence Incident. In addition, the pretax loss amount for March 31, 2020 includes the Loss on Classification as Held for Sale. The major classes of assets and liabilities classified as held for sale on the Condensed Consolidated Balance Sheets (unaudited) at March 31, 2020 were:

(in millions)
Assets Held for Sale	Net Property, Plant and Equipment	Total Current Assets	Total Other Assets	Loss on Classification as Held for Sale(1)	Total Assets Held for Sale
Gas Distribution Operations	1,641.2	200.4	88.7	(274.5)	1,655.8
Liabilities Held for Sale	Long-term Debt, Excluding Amounts Due Within One Year		Total Current Liabilities	Total Other Liabilities	Total Liabilities Held for Sale
Gas Distribution Operations	42.4		78.9	349.6	470.9

(1) Amount differs from that presented in the Condensed Statements of Consolidated Income (unaudited) due to cash already paid for certain transaction costs.

8.    Asset Retirement Obligations
In the first quarter of 2020, we made revisions to the estimated costs associated with refining the CCR compliance plan. The CCR rule requires the continued collection of data over time to determine the specific compliance solution. The change in estimated costs resulted in an increase to the asset retirement obligation liability of $69.8 million that was recorded in March 2020. See Note 18-C, "Environmental Matters," for additional information on CCRs.

9.    Regulatory Matters
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally-mandated compliance investments currently in rates and those pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Filed	Status	Rates Effective
Columbia of Ohio	IRP - 2020	32.9	234.4	1/19-12/19	February 28, 2020	Approved April 22, 2020	May 2020
Columbia of Ohio	CEP - 2019	15.0	121.7	1/18-12/18	February 28, 2019	Approved August 28, 2019	September 2019
Columbia of Ohio	CEP - 2020	18.1	185.1	1/19-12/19	February 28, 2020	Order Expected August 2020	September 2020
NIPSCO - Gas	TDSIC 10(1)	1.6	12.4	7/18-4/19	June 25, 2019	Approved October 16, 2019	November 2019
NIPSCO - Gas	TDSIC 11(2)	(1.7)	38.7	5/19-12/19	February 25, 2020	Order Expected June 2020	July 2020
NIPSCO - Gas	FMCA 3(3)	0.3	43.0	4/19-9/19	November 26, 2019	Approved March 31, 2020	April 2020
Columbia of Massachusetts	GSEP - 2020(3)(4)	0.9	37.5	1/20-12/20	October 31, 2019	Approved April 30, 2020	May 2020
Columbia of Virginia	SAVE - 2020	3.8	50.0	1/20-12/20	August 15, 2019	Approved December 6, 2019	January 2020
Columbia of Kentucky	SMRP - 2020	4.2	40.4	1/20-12/20	October 15, 2019	Approved December 20, 2019	January 2020
Columbia of Maryland	STRIDE - 2020	1.3	15.0	1/20-12/20	January 29, 2020	Approved February 19, 2020	February 2020
NIPSCO - Electric	TDSIC - 6	28.1	131.1	12/18-6/19	August 21, 2019	Approved December 18, 2019	January 2020
NIPSCO - Electric	FMCA - 12(3)	1.6	4.7	3/19-8/19	October 18, 2019	Approved January 29, 2020	February 2020
NIPSCO - Electric	FMCA - 13(3)(5)	(1.2)	—	9/19-2/20	April 15, 2020	Order Expected July 2020	August 2020
Columbia of Pennsylvania	DSIC 2020	0.9	28.2	12/19-2/20	April 27, 2020	Approved May 4, 2020	May 2020

(1)Incremental capital and revenue are net of amounts included in the step 2 rates.
(2)Incremental revenue is net of amounts included in the step 2 rates and reflects a more typical 6-month filing period.
(3)Incremental revenue is inclusive of tracker eligible operations and maintenance expense.
(4)Incremental revenue reflects a 50% decrease in projected 2020 capital investments due to the October 3, 2019 order from the Massachusetts DPU that imposed work restrictions on Columbia of Massachusetts and the Massachusetts DPU's ongoing investigations.
(5)No eligible capital investments were made during the investment period.

Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Requested Incremental Revenue	Approved or Settled Incremental Revenue	Filed	Status	Rates Effective
NIPSCO - Electric(1)	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Columbia of Pennsylvania	$100.4	in process	April 24, 2020	Order Expected January 2021	January 2021

(1)Rates were implemented in two steps, with implementation of step 1 rates effective on January 2, 2020 and step 2 rates effective on March 2, 2020.

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
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	March 31, 2020	December 31, 2019
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$—
Commodity price risk programs	17.3	0.6
Total	$17.3	$0.6
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$—
Commodity price risk programs	10.9	3.8
Total	$10.9	$3.8
Risk Management Liabilities - Current(3)
Interest rate risk programs	$—	$—
Commodity price risk programs	14.5	12.6
Total	$14.5	$12.6
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$253.7	$76.2
Commodity price risk programs	58.4	57.8
Total	$312.1	$134.0
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
Interest Rate Risk Management
As of March 31, 2020, we have forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by 2024. These interest rate swaps are designated as cash flow hedges. The gains and losses related to these swaps are recorded to AOCI and are recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at March 31, 2020 and December 31, 2019.
Our derivative instruments measured at fair value as of March 31, 2020 and December 31, 2019 do not contain any credit-risk-related contingent features.
11.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

Recurring Fair Value Measurements March 31, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2020
Assets
Risk management assets	$—	$28.2	$—	$28.2
Available-for-sale debt securities	—	144.6	—	144.6
Total	$—	$172.8	$—	$172.8
Liabilities
Risk management liabilities	$—	$326.6	$—	$326.6
Total	$—	$326.6	$—	$326.6

Recurring Fair Value Measurements December 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets
Risk management assets	$—	$4.4	$—	$4.4
Available-for-sale debt securities	—	154.2	—	154.2
Total	$—	$158.6	$—	$158.6
Liabilities
Risk management liabilities	$—	$146.6	$—	$146.6
Total	$—	$146.6	$—	$146.6

Risk Management Assets and Liabilities. Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2020 and December 31, 2019, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
We have entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These derivatives are designated as cash flow hedges. Credit risk is considered in the fair value calculation of each agreement. As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and we can settle the contracts at any time. For additional information, see Note 10, "Risk Management Activities."
NIPSCO has entered into long-term forward natural gas purchase instruments that range from five to ten years to lock in a fixed price for its natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 10, “Risk Management Activities.”

Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly-owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2.

We adopted ASC 326 effective January 1, 2020. See "Recently Adopted Accounting Pronouncements" in Note 2, "Recent Accounting Pronouncements," for more information about ASC 326. Upon adoption of ASC 326, our available-for-sale debt securities impairments are recognized periodically using an allowance approach instead of an 'other than temporary' impairment model. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which security's fair value is less than its amortized cost basis. If the credit losses in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings instead of over-time as they would under historic guidance. During the three months ended March 31, 2020, we recorded $1.2 million as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at March 31, 2020 and December 31, 2019 were:

March 31, 2020 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$26.7	$0.7	$—	$—	$27.4
Corporate/Other debt securities	121.7	2.2	(5.5)	(1.2)	117.2
Total	$148.4	$2.9	$(5.5)	$(1.2)	$144.6

December 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$31.4	$0.1	$(0.1)	$—	$31.4
Corporate/Other debt securities	118.7	4.2	(0.1)	—	122.8
Total	$150.1	$4.3	$(0.2)	$—	$154.2

(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $0 and $54 million, respectively, at March 31, 2020.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $17.2 million and $12.2 million, respectively, at December 31, 2019.

Realized gains and losses on available-for-sale securities were immaterial for the three months ended March 31, 2020 and 2019.
The cost of maturities sold is based upon specific identification. At March 31, 2020, approximately $4.7 million of U.S. Treasury debt securities and approximately $6.3 million of Corporate/Other debt securities have maturities of less than a year.

There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019.

Non-recurring Fair Value Measurements
We measure the fair value of certain assets on a non-recurring basis, typically annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill.
At March 31, 2020, we recorded a loss on classification as held for sale of $280.2 million in connection with measuring the assets and liabilities of the Massachusetts Business at fair value, less the costs to sell. For additional information, see Note 7, "Assets and Liabilities Held for Sale."
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the three months ended March 31, 2020, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2020	Estimated Fair Value as of March 31, 2020	Carrying Amount as of Dec. 31, 2019	Estimated Fair Value as of Dec. 31, 2019
Long-term debt (including current portion)	$7,825.8	$8,381.1	$7,869.6	$8,764.4

12.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between August 2020 and May 2021 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2020, the maximum amount of debt that could be recognized related to our accounts receivable programs is $540.0 million.
The following table reflects the gross receivables balance and net receivables transferred, as well as short-term borrowings related to the securitization transactions as of March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Gross Receivables	$593.2	$569.1
Less: Receivables not transferred	133.8	215.9
Net receivables transferred	$459.4	$353.2
Short-term debt due to asset securitization	$459.4	$353.2

For the three months ended March 31, 2020 and 2019, $106.2 million and $100.8 million, respectively, was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.7 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.

13.    Goodwill
 The following presents our goodwill balance allocated by segment as of March 31, 2020:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,485.9	$—	$—	$1,485.9

For our annual goodwill impairment analysis most recently performed as of May 1, 2019, we completed a qualitative "step 0" analysis for all reporting units other than our Columbia of Massachusetts reporting unit. The results of the step 0 assessment indicated that it was not more likely than not that the fair values of these reporting units were less than their respective carrying values, accordingly, no "step 1" analysis was required. The results of our Columbia of Massachusetts reporting unit were negatively impacted by the Greater Lawrence Incident (see Note 18-B, "Legal Proceedings"). As a result, we completed a quantitative "step 1" analysis for the May 1, 2019 goodwill analysis for this reporting unit. The step 1 analysis performed indicated that the fair value of the Columbia of Massachusetts reporting unit substantially exceeds its carrying value. As a result, no impairment charge was recorded as of the May 1, 2019 test date.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

During the fourth quarter of 2019, in connection with the preparation of the year-end financial statements, we assessed the matters related to Columbia of Massachusetts and determined a new impairment analysis was required for our Columbia of Massachusetts reporting unit. The December 31, 2019 impairment analysis indicated that the fair value of the Columbia of Massachusetts reporting unit was below its carrying value. As a result, we reduced the Columbia of Massachusetts reporting unit goodwill balance to zero and recognized a goodwill impairment charge totaling $204.8 million in 2019.

While our annual goodwill impairment test is performed during the second quarter, with a valuation date of May 1, we continuously monitor changes in circumstances that may indicate that it is more likely than not that the fair value of our reporting units is less than the reporting unit carrying value. During the first quarter of 2020, we assessed events and circumstances related to COVID-19, including, but not limited to, general economic conditions, access to capital, developments in the equity and credit markets, the impact on NiSource's share price, the availability and cost of materials and labor, the impact on revenue and cash flow, and regulatory and political activity. The result of this assessment indicated that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values at March 31, 2020.

We have begun our May 1, 2020 annual goodwill impairment analysis. We are assessing various assumptions, events and circumstances that will affect the estimated fair value of our reporting units, including an on-going evaluation of the impact of COVID-19. Our annual goodwill analysis will be completed by the end of the second quarter.
14.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2020 and 2019, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2020 and 2019 were (24.5)% and 21.2%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state income taxes and other permanent book-to-tax differences.
The decrease in the three month effective tax rate of 45.7% in 2020 compared to 2019 is primarily attributable to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, and a discrete item related to the pre–tax book loss recorded for the classification as held for sale of the Massachusetts Business tax effected at statutory tax rates.

There were no material changes recorded in 2020 to our uncertain tax positions recorded as of December 31, 2019.
The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Future guidance to clarify provisions in the CARES Act (as well as under the TCJA) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also possible that Congress and other agencies will enact additional legislation or policies in connection with COVID-19, and we will continue to assess the potential impacts of these developments on our financial position and results of operations. There are no material income tax impacts on our consolidated financial position, results of operations, and cash flows during the three months ended March 31, 2020.
15.    Pension and Other Postretirement Benefits
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
For the three months ended March 31, 2020, we contributed $0.8 million to our pension plans and $6.3 million to our other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three months ended March 31, 2020 and 2019:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2020	2019	2020	2019
Components of Net Periodic Benefit Cost(1)
Service cost	$8.0	$7.3	$1.6	$1.3
Interest cost	13.5	18.2	3.9	4.8
Expected return on assets	(28.4)	(27.2)	(3.6)	(3.3)
Amortization of prior service credit	0.2	—	(0.5)	(0.8)
Recognized actuarial loss	8.7	11.4	1.3	0.5
Total Net Periodic Benefit Cost	$2.0	$9.7	$2.7	$2.5
(1)The service cost component and all non-service cost components of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (unaudited).
16.    Long-Term Debt

On April 13, 2020, we completed our issuance and sale of $1.0 billion of 3.60% senior unsecured notes maturing in 2030 which resulted in approximately $987.8 million of net proceeds after deducting commissions and expenses.
17.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs and term loan borrowings. Each of these borrowing sources is described further below.
We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. We had $500.0 million of outstanding borrowings under this facility as of March 31, 2020 and no outstanding borrowings under this facility as of December 31, 2019.
Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had $237.0 million and $570.0 million of commercial paper outstanding as of March 31, 2020 and December 31, 2019, respectively.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). We had $459.4 million in transfers as of March 31, 2020 and $353.2 million in transfers as of December 31, 2019. Refer to Note 12, "Transfers of Financial Assets," for additional information.
Short-term borrowings were as follows:

(in millions)	March 31, 2020	December 31, 2019
Revolving credit facility interest rate of 2.13% at March 31, 2020	$500.0	$—
Commercial paper weighted-average interest rate of 2.02% and 2.03% at March 31, 2020 and December 31, 2019, respectively	237.0	570.0
Accounts receivable securitization facility	459.4	353.2
Term loan interest rate of 3.25% and 2.40% at March 31, 2020 and December 31, 2019, respectively	850.0	850.0
Total Short-Term Borrowings	$2,046.4	$1,773.2

Other than for the term loan, revolving credit facility and certain commercial paper borrowings, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

On April 1, 2020, we terminated and repaid in full our existing $850.0 million term loan agreement with a syndicate of banks led by MUFG Bank, Ltd. and entered into a new $850.0 million term loan agreement with a syndicate of banks led by KeyBank National Association. The term loan matures March 31, 2021, at which point any and all outstanding borrowings under the agreement are due. Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing. The available variable rate structures from which we may choose are defined in the term loan agreement. Under the agreement, we borrowed $850.0 million on April 1, 2020 with an interest rate of LIBOR plus 75 basis points.
18.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of March 31, 2020 and December 31, 2019, we had issued stand-by letters of credit of $10.2 million.
We have provided a guaranty related to our future performance under a BTA for our renewable generation projects. At March 31, 2020, this guarantee totaled $8.5 million.
 B. Legal Proceedings. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident"). The Greater Lawrence Incident resulted in one fatality and a number of injuries, damaged multiple homes and businesses, and caused the temporary evacuation of significant portions of each municipality. The Massachusetts Governor’s Office declared a state of emergency, authorizing the Massachusetts DPU to order another utility company to coordinate the restoration of utility services in Lawrence, Andover and North Andover. The incident resulted in the interruption of gas for approximately 7,500 gas meters, the majority of which served residences and approximately 700 of which served businesses, and the interruption of other utility service more broadly in the area. Columbia of Massachusetts has replaced the cast iron and bare steel gas pipeline system in the affected area and restored service to nearly all of the gas meters. See “- D. Other Matters - Greater Lawrence Pipeline Replacement” below for more information.
We are subject to inquiries and investigations by government authorities and regulatory agencies regarding the Greater Lawrence Incident, including the Massachusetts DPU and the Massachusetts Attorney General's Office, as described below. We are cooperating with all inquiries and investigations. In addition, on February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney’s Office for the District of Massachusetts to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident, as described below.
NTSB Investigation. As previously disclosed, the NTSB concluded its investigation into the Greater Lawrence Incident, and we are implementing the one remaining safety recommendation resulting from the investigation.
Massachusetts Investigations. Under Massachusetts law, the DPU is authorized to investigate potential violations of pipeline safety regulations and to assess a civil penalty of up to $218,647 for a violation of federal pipeline safety regulations. A separate violation occurs for each day of violation up to $2.2 million for a related series of violations. The Massachusetts DPU also is authorized to investigate potential violations of the Columbia of Massachusetts emergency response plan and to assess penalties of up to $250,000 per violation per day, or up to $20.0 million per related series of violations. Further, as a result of the declaration of emergency by the Governor, the DPU is authorized to investigate potential violations of the DPU's operational directives during the restoration efforts and assess penalties of up to $1.0 million per violation. Pursuant to these authorities, the DPU is investigating Columbia of Massachusetts as described below. Columbia of Massachusetts will likely be subject to potential compliance actions related to the Greater Lawrence Incident and the restoration work following the incident, the timing and outcomes of which are uncertain at this time.
After the Greater Lawrence Incident, the Massachusetts DPU retained an independent evaluator to conduct a statewide examination of the safety of the natural gas distribution system and the operational and maintenance functions of natural gas companies in the Commonwealth of Massachusetts. Through authority granted by the Massachusetts Governor under the state of emergency, the Chair of the Massachusetts DPU has directed all natural gas distribution companies operating in the Commonwealth to fund the statewide examination. The statewide examination is complete. The Phase I report, which was issued in May 2019, included a program level assessment and evaluation of natural gas distribution companies. The Phase I report's conclusions were statewide and contained no specific conclusions about Columbia of Massachusetts. Phase II, which was focused on field assessments of each Massachusetts gas company, concluded in December 2019. The Phase II report made several observations about and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

recommendations to Massachusetts gas companies, including Columbia of Massachusetts, with regard to safety culture and assets. The final report was issued in late January 2020, and the DPU directed each natural gas distribution company operating in Massachusetts to submit a plan in response to the report no later than February 28, 2020. Columbia of Massachusetts submitted its plan on February 28, 2020.
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
Columbia of Massachusetts is cooperating with the investigations set forth above as well as other inquiries and investigations resulting from an increased amount of enforcement activity, for all of which the outcomes are uncertain at this time.
Massachusetts Legislative Matters. Increased scrutiny related to gas system safety and regulatory oversight in Massachusetts, including new legislative proposals, is expected to continue during the current two year legislative session that ends in December 2020. To date, the Joint Committee on Telecommunications, Utilities and Energy has advanced two separate bills related to gas system safety to the House and Senate Ways and Means Committees for consideration.
U.S. Department of Justice Investigation. On February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney’s Office to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident. Columbia of Massachusetts agreed to plead guilty in the United States District Court for the District of Massachusetts (the “Court”) to violating the Natural Gas Pipeline Safety Act (the “Plea Agreement”), and the Company entered into a Deferred Prosecution Agreement (the "DPA").
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
On March 9, 2020, Columbia of Massachusetts entered its guilty plea pursuant to the Plea Agreement, and the Court accepted the plea. Sentencing of Columbia of Massachusetts is scheduled to occur on June 8, 2020.
Under the DPA, the U.S. Attorney’s Office agreed to defer prosecution of the Company in connection with the Greater Lawrence Incident for a three-year period (which three-year period may be extended for twelve (12) months upon the U.S. Attorney’s Office’s determination of a breach of the DPA) subject to certain obligations of the Company, including, but not limited to, the following: (i) the Company will use reasonable best efforts to sell Columbia of Massachusetts or Columbia of Massachusetts’ gas distribution business to a qualified third-party buyer consistent with certain requirements, and, upon the completion of any such sale, the Company will cease and desist any and all gas pipeline and distribution activities in the District of Massachusetts; (ii) the Company will forfeit and pay, within 30 days of the later of the sale becoming final or the date on which post-closing adjustments to the purchase price are finally determined in accordance with the agreement to sell Columbia of Massachusetts or its gas distribution business, a fine equal to the total amount of the profit or gain, if any, from any sale of Columbia of Massachusetts or its gas distribution business, with the amount of profit or gain determined as provided in the DPA; and (iii) the Company agrees as to each of the Company’s subsidiaries involved in the distribution of gas through pipeline facilities in Massachusetts, Indiana, Ohio, Pennsylvania, Maryland, Kentucky and Virginia to implement and adhere to each of the recommendations from the NTSB stemming from the Greater Lawrence Incident. Pursuant to the DPA, if the Company complies with all of its obligations under the DPA, including, but not limited to those identified above, the U.S. Attorney’s Office will not file any criminal charges against the Company related to the Greater Lawrence Incident. If Columbia of Massachusetts withdraws its plea for any reason, if the Court rejects any aspect of the Plea Agreement, or if Columbia of Massachusetts should fail to perform an obligation under the Plea Agreement prior to the sale of Columbia of Massachusetts or its gas distribution business, the U.S. Attorney's Office may, at its sole option, render the DPA null and void.
U.S. Congressional Activity. On September 30, 2019, the U.S. Pipeline Safety Act expired. There is no effect on PHMSA's authority. Action on past re-authorization bills has extended past the expiration date and action on this re-authorization is expected to continue well into 2020. Pipeline safety jurisdiction resides with the U.S. Senate Commerce Committee and is divided between two committees in the U.S. House of Representatives (Energy and Commerce, and Transportation and Infrastructure). Legislative proposals are currently in various stages of committee development and the timing of further action is uncertain. Certain legislative proposals, if enacted into law, may increase costs for natural gas industry companies, including the Company and Columbia of Massachusetts.
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
On July 26, 2019, the Company, Columbia of Massachusetts and NiSource Corporate Services Company, a subsidiary of the Company, entered into a term sheet with the class action plaintiffs under which they agreed to settle the class action claims in connection with the Greater Lawrence Incident. Columbia of Massachusetts agreed to pay $143 million into a settlement fund to compensate the settlement class and the settlement class agreed to release Columbia of Massachusetts and affiliates from all claims arising out of or related to the Greater Lawrence Incident. The following claims are not covered under the proposed settlement because they are not part of the consolidated class action: (1) physical bodily injury and wrongful death; (2) insurance subrogation, whether equitable, contractual or otherwise; and (3) claims arising out of appliances that are subject to the Massachusetts DPU orders. Emotional distress and similar claims are covered under the proposed settlement unless they are secondary to a physical bodily injury. The settlement class is defined under the term sheet as all persons and businesses in the three municipalities of Lawrence, Andover and North Andover, Massachusetts, subject to certain limited exceptions. The motion for preliminary approval and the settlement documents were filed on September 25, 2019. The preliminary approval court hearing was held on October 7, 2019 and the court issued an order granting preliminary approval of the settlement on October 11, 2019. The Court granted final approval of the settlement on March 12, 2020.
With respect to claims not included in the consolidated class action, many of the asserted wrongful death and bodily injury claims have settled, and we continue to discuss potential settlements with remaining claimants. In addition, the Commonwealth of Massachusetts is seeking reimbursement from Columbia of Massachusetts for its expenses incurred in connection with the Greater Lawrence Incident. The outcomes and impacts of such private actions are uncertain at this time.
Shareholder Derivative Lawsuit. On April 28, 2020, a shareholder derivative lawsuit was filed by the City of Detroit Police and Fire Retirement System in the United States District Court for the District of Delaware against certain of the Company’s current and former directors, alleging breaches of fiduciary duty with respect to the pipeline safety management systems relating to the distribution of natural gas prior to the Greater Lawrence Incident and also including claims related to the Company’s proxy statement disclosures regarding its safety systems. The remedies sought include damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of any unjust enrichment. Because of the preliminary nature of this lawsuit, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.
Financial Impact. Since the Greater Lawrence Incident, we have recorded expenses of approximately $1,041 million for third-party claims and fines, penalties and settlements associated with government investigations. We estimate that total costs related to third-party claims and fines, penalties and settlements associated with government investigations resulting from the incident will range from $1,041 million to $1,055 million, depending on the number, nature, final outcome and value of third-party claims and the final outcome of government investigations. With regard to third-party claims, these costs include, but are not limited to, personal injury and property damage claims, damage to infrastructure, business interruption claims, and mutual aid payments to other utilities assisting with the restoration effort. These costs do not include costs of certain third-party claims and fines, penalties or settlements associated with government investigations that we are not able to estimate, nor do they include non-claims related and government investigation-related legal expenses resulting from the incident and the capital cost of the pipeline replacement, which are set forth in " - D. Other Matters - Greater Lawrence Incident Restoration" and "- Greater Lawrence Incident Pipeline Replacement," respectively, below.
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
The aggregate amount of third-party liability insurance coverage available for losses arising from the Greater Lawrence Incident is $800 million. We have collected the entire $800 million. Total expenses related to the incident have exceeded the total amount of insurance coverage available under our policies. Refer to "- D. Other Matters - Greater Lawrence Incident Restoration," below for a summary of third-party claims-related expense activity and associated insurance recoveries recorded since the Greater Lawrence Incident.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

We are also party to certain other claims, regulatory and legal proceedings arising in the ordinary course of business in each state in which we have operations, none of which we believe to be individually material at this time.
Due to the inherent uncertainty of litigation, there can be no assurance that the outcome or resolution of any particular claim, proceeding or investigation related to the Greater Lawrence Incident or otherwise would not have a material adverse effect on our results of operations, financial position or liquidity. Certain matters in connection with the Greater Lawrence Incident have had or may have a material impact as described above. If one or more of such additional or other matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods that we would be required to pay such liability.
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
As of March 31, 2020 and December 31, 2019, we had recorded a liability of $91.4 million and $104.4 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities." We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2019. Our total estimated liability related to the facilities subject to remediation was $86.8 million and $102.2 million at March 31, 2020 and December 31, 2019, respectively. The liability represents our best estimate of the probable cost to remediate the facilities. We believe that it is reasonably possible that remediation costs could vary by as much as $20 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
To comply with the rule, NIPSCO completed capital expenditures to modify its infrastructure and manage CCRs during 2019. The CCR rule also resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used, and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. NIPSCO has filed initial CCR closure plans for R.M. Schahfer Generating Station and Michigan City Generating Station with the Indiana Department of Environmental Management.
Water
ELG. On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. Based upon a study performed in 2016 of the final rule, capital compliance costs were expected to be approximately  $170 million. The EPA has proposed revisions to the final rule. NIPSCO does not anticipate material ELG compliance costs based on the preferred option announced as part of NIPSCO's 2018 Integrated Resource Plan (discussed below).
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
The Integrated Resource Plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The preferred option within the Integrated Resource Plan retires R.M. Schahfer Generating Station (Units 14, 15, 17, and 18) by 2023 and Michigan City Generating Station (Unit 12) by 2028. These units represent 2,080 MW of generating capacity, equal to 72% of NIPSCO’s remaining generating capacity and 100% of NIPSCO's remaining coal-fired generating capacity.
The current replacement plan includes lower-cost, reliable, cleaner energy resources to be obtained through a combination of NIPSCO ownership and PPAs.
In January 2019, NIPSCO executed a 20 year PPA, referred to as the Jordan Creek PPA, to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. NIPSCO submitted the Jordan Creek PPA to the IURC for approval in February 2019 and the IURC approved the Jordan Creek PPA on June 5, 2019. Payments under the Jordan Creek PPA will not begin until the associated generation facility is constructed by the owner / seller, which is currently scheduled to be complete by the end of 2020. NIPSCO is monitoring any possible impact COVID-19 may have on the expected completion date of this project.
Also in January 2019, NIPSCO executed a BTA, referred to as the Rosewater BTA, with a developer to construct a renewable generation facility with a nameplate capacity of approximately 100 MW. Once complete, ownership of the facility would be transferred to a joint venture whose members include NIPSCO, the developer and an unrelated tax equity partner. The aforementioned joint venture is expected to be fully owned by NIPSCO after the wind PTCs are monetized from the project

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(approximately 10 years after the facility goes into service). NIPSCO's purchase requirement under the Rosewater BTA is dependent on satisfactory approval of the Rosewater BTA by the IURC, successful execution of an agreement with a tax equity partner and timely completion of construction. NIPSCO submitted the Rosewater BTA to the IURC for approval in February 2019 and the IURC approved the Rosewater BTA on August 7, 2019. The required FERC approvals for the project were received in December 2019. Construction of the facility is scheduled to be completed by the end of 2020; however, this project could experience a construction delay due to COVID-19. NIPSCO is continuing to monitor the impact of COVID-19.
On October 1, 2019, NIPSCO announced the opening of its next round of RFP to consider potential resources to meet the future electric needs of its customers. The RFP closed on November 20, 2019, and NIPSCO continues to evaluate the results. NIPSCO is considering all sources in the RFP process and is expecting to obtain adequate resources to facilitate the retirement of the R.M. Schahfer Generation Station in 2023. The planned replacement in 2023 of approximately 1,600 MW from this coal-fired generation station will provide incremental capital investment opportunities for 2022 and 2023. Currently, half of the capacity in the replacement plan is targeted to be owned by joint ventures that will include NIPSCO and unrelated financial investors as the members. The remaining new capacity is expected to be primarily in the form of PPAs. NIPSCO expects to begin the appropriate regulatory compliance filings related to the new capacity as agreements are finalized with counterparties in 2020 and 2021.
In October 2019, NIPSCO executed a BTA, referred to as the Indiana Crossroads BTA, with a developer to construct an additional renewable generation facility with a nameplate capacity of approximately 300 MW. Once complete, ownership of the facility would be transferred to a joint venture whose members include NIPSCO, the developer and an unrelated tax equity partner. The aforementioned joint venture is expected to be fully owned by NIPSCO after the wind PTCs are monetized from the project (approximately 10 years after the facility goes into service). NIPSCO's purchase requirement under the Indiana Crossroads BTA is dependent on satisfactory approval of the Indiana Crossroads BTA by the IURC, successful execution of an agreement with a tax equity partner, and timely completion of construction. NIPSCO submitted the Indiana Crossroads BTA to the IURC for approval on October 22, 2019, and the IURC approved the Indiana Crossroads BTA on February 19, 2020. Required FERC filings are expected to be filed by the end of June 2020. Construction of the facility is expected to be completed by the end of 2021.

On May 1, 2020, President Donald Trump issued an executive order (the “EO”) prohibiting any transaction initiated after that day that (i) involves bulk-power system equipment designed, developed, manufactured or supplied by persons owned by, controlled by or subject to the jurisdiction or direction of a foreign adversary and (ii) poses an unacceptable risk to national security. The EO directs the U.S. Secretary of Energy to issue implementing regulations by September 28, 2020. The EO also requires the U.S. Secretary of Energy to review the risk of existing bulk-power system equipment sourced from foreign adversaries and to establish a task force to review and recommend federal procurement policies and procedures consistent with the considerations identified in the EO. In the future certain bulk-power system equipment owned or operated by NiSource could possibly be considered to be sourced from a foreign adversary within the meaning of the EO.
Greater Lawrence Incident Restoration. In addition to the amounts estimated for third-party claims and fines, penalties and settlements associated with government investigations described above, since the Greater Lawrence Incident, we have recorded expenses of approximately $429 million for other incident-related costs. We estimate that total other incident-related costs will range from $450 million and $460 million, depending on the incurrence of costs associated with resolving outstanding inquiries and investigations discuss above in " - B. Legal Proceedings." Such costs include certain consulting costs, legal costs, vendor costs, claims center costs, labor and related expenses incurred in connection with the incident, and insurance-related loss surcharges. The amounts set forth above do not include the capital cost of the pipeline replacement, which is set forth below, or any estimates for fines and penalties, which are discussed above in " - B. Legal Proceedings."
As discussed in "- B. Legal Proceedings," the aggregate amount of third-party liability insurance coverage available for losses arising from the Greater Lawrence Incident is $800 million. We have collected the entire $800 million. Expenses related to the incident have exceeded the total amount of insurance coverage available under our policies.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table summarizes expenses incurred and insurance recoveries recorded since the Greater Lawrence Incident. This activity is presented within "Operation and maintenance" and "Other, net' in our Condensed Statements of Consolidated Income (unaudited).

	Total Costs Incurred through	Costs Incurred during the Three Months Ended
(in millions)	December 31, 2019	March 31, 2020	Incident to Date
Third-party claims	$1,041	$—	$1,041
Other incident-related costs	420	9	429
Total	1,461	9	1,470
Insurance recoveries recorded	(800)	—	(800)
Total costs incurred	$661	$9	$670

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
We have invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the full cost of the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. We are currently unable to predict the timing or amount of any insurance recovery under the property policy. This pipeline replacement cost is part of the Massachusetts Business that is classified as held for sale at March 31, 2020. The assets and liabilities of the Massachusetts Business have been recorded at fair value, less costs to sell, which has resulted in a loss being recorded as of March 31, 2020. See Note 7, "Assets and Liabilities Held for Sale," for additional information.
State Income Taxes Related to Greater Lawrence Incident Expenses. As of December 31, 2018, expenses related to the Greater Lawrence Incident were $1,023 million. In the fourth quarter of 2019, we filed an application for Alternative Apportionment with the MA DOR to request an allocable approach to these expenses for purposes of Massachusetts state income taxes, which, if approved, would result in a state deferred tax asset of approximately $50 million, net. The MA DOR issued a denial during the first quarter of 2020. We are filing an application for abatement in the second quarter of 2020 and believe it is reasonably possible that the application will be accepted, or an alternative method proposed.
19.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2020	$3.3	$(77.2)	$(18.7)	$(92.6)
Other comprehensive income (loss) before reclassifications	(5.2)	(133.3)	0.4	(138.1)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	0.3	0.1
Net current-period other comprehensive income (loss)	(5.4)	(133.3)	0.7	(138.0)
Balance as of March 31, 2020	$(2.1)	$(210.5)	$(18.0)	$(230.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2019	$(2.4)	$(13.0)	$(21.8)	$(37.2)
Other comprehensive income (loss) before reclassifications	2.7	(19.3)	0.5	(16.1)
Amounts reclassified from accumulated other comprehensive income	0.1	—	0.4	0.5
Net current-period other comprehensive income (loss)	2.8	(19.3)	0.9	(15.6)
Balance as of March 31, 2019	$0.4	$(32.3)	$(20.9)	$(52.8)

(1)All amounts are net of tax. Amounts in parentheses indicate debits.
20.    Other, Net

Three Months Ended March 31, (in millions)	2020	2019
Interest income	$1.7	$2.1
AFUDC equity	1.7	1.7
Pension and other postretirement non-service cost	2.7	(2.8)
Miscellaneous	(0.7)	(1.7)
Total Other, net	$5.4	$(0.7)

21.    Business Segment Information
At March 31, 2020, our operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended March 31,
(in millions)	2020	2019
Operating Revenues
Gas Distribution Operations
Unaffiliated	$1,228.0	$1,438.8
Intersegment	3.0	3.3
Total	1,231.0	1,442.1
Electric Operations
Unaffiliated	377.3	430.8
Intersegment	0.2	0.2
Total	377.5	431.0
Corporate and Other
Unaffiliated	0.2	0.2
Intersegment	106.7	111.1
Total	106.9	111.3
Eliminations	(109.9)	(114.6)
Consolidated Operating Revenues	$1,605.5	$1,869.8
Operating Income (Loss)
Gas Distribution Operations	$78.5	$275.4
Electric Operations	78.5	95.0
Corporate and Other	(8.8)	3.8
Consolidated Operating Income	$148.2	$374.2

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
Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Refer to the “Business” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further discussion of our regulated utility business segments.
Our goal is to develop strategies that benefit all stakeholders as we address changing customer conservation patterns, develop more contemporary pricing structures and embark on long-term investment programs. These strategies are intended to improve reliability and safety, enhance customer service and reduce emissions while generating sustainable returns. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner. Refer also to the discussion of Electric Supply within our Electric Operations discussion for additional information on our long term electric generation strategy.
Novel Coronavirus: During the first quarter of 2020, the United States and countries around the globe were impacted by the outbreak of the novel coronavirus (COVID-19). On March 11, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy.
NiSource provides essential natural gas and electric services. The safety of our employees and customers, while providing these essential services during the COVID-19 pandemic, is paramount. We are taking a proactive, coordinated approach intended to prevent, mitigate and respond to COVID-19 by activating our Incident Command System (ICS), which includes members of our executive council, a medical review professional, and members of functional teams from across our company. The ICS monitors state-by-state conditions and determines steps to conduct our operations safely for employees and customers. This includes, without limitation, assessing COVID-19 cases, conditions and mandates by location, implementing employee and customer health and mitigation plans, rolling out technology to maximize work-from-home capabilities, securing appropriate personal protective equipment and cleaning facilities, coordinating customer, employee and stakeholder messaging and monitoring impacts to supply chain and contractor networks. We are also monitoring guidance from the Centers for Disease Control (CDC), as well as local, state and federal agencies.
We have implemented procedures designed to protect our employees who work in the field and who continue to work in operational and corporate facilities, including temperature checks, more frequent cleaning of equipment and facilities, and sequestration of employees who support critical functions. We have implemented social distancing practices, including work-from-home policies. We are temporarily suspending all non-essential work that requires an employee to enter a customer premise and limiting company vehicle occupancy to one person. We continue to employ physical and cyber-security measures to ensure that our operational and support systems remain functional.
We have suspended shutoffs for nonpayment in response to the COVID-19 pandemic. This suspension applies to residential, commercial and industrial customers and will remain in effect until further notice. In addition, we are offering more flexible payment plans to customers impacted or experiencing hardship as a result of COVID-19, and we have suspended late payment charges. The CARES Act was enacted on March 27, 2020 and provides monetary-relief and financial aid to individuals, business, nonprofits, states and municipalities. We are continuing to promote multiple resources available to customers including benefits

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

from the CARES Act, such as additional funding for both the Low-Income Home Energy Assistance Program and the Community Services Block Grant to help support income-qualified customers. We are sharing energy efficiency tips to help customers save energy at home and promoting our budget plan program, which allows customers to pay about the same amount each month.
We have had interactions with the utility regulators for each of our operating companies regarding COVID-19. Those interactions have primarily focused on steps we are taking to safely maintain essential services, including pursuing waivers of certain regulatory requirements, where needed, to allow for continued safe operations. We are also engaging regulators to address the short-term and long-term economic impact COVID-19 has, and may continue to have, on our customers and our operations. In April 2020, the Public Service Commission of Maryland and the Virginia State Corporation Commission issued orders allowing utilities in their jurisdictions to record a regulatory asset to capture and track COVID-19-related incremental costs, and we are currently evaluating the impact of these orders.
COVID-19 has resulted in new federal and state laws. We are considering relief under the provisions of the CARES Act for employer payroll tax credits and deferred payroll tax payments. We believe the deferral of payroll tax payments could provide a cash flow benefit by delaying about $30.0 million of 2020 payroll tax payments, of which 50% would be due at the end of 2021 and the remaining 50% would be due at the end of 2022. Given the recent enactment of the CARES Act, we are currently evaluating the impact of the employer payroll tax credits and other potentially applicable provisions. For information on the impact of the CARES Act on Income Taxes, see Note 14, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited).
COVID-19 did not materially impact our operating results in the first quarter of 2020. We are actively managing the materials, supplies, and contract services for our generation, transmission, distribution, and customer services functions. There are currently no significant issues in the supply chain for our electric and gas operations. At this time, there are no significant delays in our capital construction programs or our renewable generation projects, except for the Rosewater renewable generation project, which could experience a delay due to COVID-19, and a $100 million reduction in expected 2020 capital investments to conserve cash. In addition, we have not experienced a material adverse change in liquidity as a result of COVID-19. With the refinancing of our $850 million term loan on April 1, the issuance of $1.0 billion notes on April 13, 2020, the anticipated cash proceeds from the sale of the Massachusetts Business that we expect to close by the end of the third quarter of 2020, the available capacity under our short-term revolving credit facility and accounts receivable securitization facilities and our ability to access capital markets, we believe we have sufficient liquidity for the next 12 to 24 months. However, we are continuously evaluating and monitoring the impact COVID-19 could have on our future operating results and liquidity. Such impact of COVID-19 includes, but is not limited to:

•	A potential reduction in labor availability and productivity due to the health impact COVID-19 could have on our employees and contractors.

•
A decline in revenue and cash flow that will result from a decrease in commercial and industrial gas and electric demand as businesses comply with shelter-in-place requirements and as businesses experience negative economic impact from COVID-19, potentially offset by higher residential demand. We have begun to see a decline in commercial and industrial gas and electric demand. A 1% annual decrease in gas and electric commercial and industrial sales volumes would decrease operating income by approximately $10.0 million in 2020.

•
An anticipated increase in bad debt and a decrease in cash flows resulting from the suspension of shutoffs and the potential inability of our customers to pay for their gas and electric service due to job loss or other factors, partially offset by any potential regulatory recovery.

•	An expected decline in revenue due to higher customer attrition rates, as well as lower revenue growth if customer additions slow due to a prolonged economic downturn.

•	An anticipated decline in revenue due to the suspension of late payment charges. The impact of suspending late payment charges was not material in the first quarter.

•	An anticipated delay in cash flows as customers utilize the more flexible payment plans.

•
A potential increase in cost of materials, supplies and contract services. The incremental costs related to the safety measures described above were not material in the first quarter. While we continue to incur costs for those safety measures, the impact of these costs is dependent upon the extent and duration of the pandemic.

•	An anticipated increase in internal labor costs from sequestrations and higher future overtime costs.

•
A potential increase in future pension expense and pension funding requirements due to the degradation of interest rates and capital market conditions. Any increase in pension expense would not be determined until the year-end remeasurement or at an interim remeasurement if triggered by higher than expected lump sum payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•	A sustained deterioration in market conditions that could reduce our reporting units' fair values below their carrying values, resulting in future goodwill impairment charges.

•	Potential delays in capital construction projects, including the impact on our renewable generation projects and the related federal tax credits.

•	A delay in cash flows in the event that the sale of the Massachusetts Business does not close by the end of the third quarter, which could impact our liquidity.

•	Future volatility in the capital and credit markets that could impact our liquidity by limiting our access to capital or increasing the cost of capital.

•	The potential for delayed state regulatory filings, regulatory approvals and recovery of invested capital.

•
The impact of the employer payroll tax credit and payroll tax payment deferral under the CARES Act. As discussed above, we believe the deferral of payroll tax payments could provide a cash flow benefit by delaying about $30.0 million of payroll tax payments. We are currently evaluating the impact of the employer payroll tax credits.

•	The impact of newly enacted and proposed state regulatory actions and federal laws.

This is a rapidly evolving situation, and we cannot predict the extent or duration of the outbreak, or the total effects on the global, national or local economy, or our operations or financial results. We will continue to monitor developments affecting our workforce, customers, suppliers and operations and take additional measures as needed in an effort to help mitigate the impacts of the COVID-19 pandemic on our company and in our communities.
Greater Lawrence Incident: The Greater Lawrence Incident occurred on September 13, 2018. The following table summarizes expenses incurred and insurance recoveries recorded since the Greater Lawrence Incident. The amounts set forth in the table below do not include the estimated capital cost of the pipeline replacement described below and as set forth in Note 18- D, "Other Matters - Greater Lawrence Pipeline Replacement," in the Notes to Condensed Consolidated Financial Statements (unaudited).

	Total Costs Incurred through	Costs Incurred during the Three Months Ended
(in millions)	December 31, 2019	March 31, 2020	Incident to Date
Third-party claims	$1,041	$—	$1,041
Other incident-related costs	420	9	429
Total	1,461	9	1,470
Insurance recoveries recorded	(800)	—	(800)
Total costs incurred	$661	$9	$670
Inclusive of the $1,041 million of third-party claims and fines, penalties and settlements associated with government investigations recorded incident to date, we estimate that total costs related to third-party claims and fines, penalties and settlements associated with government investigations as set forth in Note 18, "Other Commitments and Contingencies - B. Legal Proceedings," will range from $1,041 million to $1,055 million, depending on the number, nature, final outcome and value of third-party claims and the final outcome of government investigations. These costs do not include costs of certain third-party claims and fines, penalties or settlements with government investigations that we are not able to estimate. We expect to incur a total of $450 million to $460 million in other incident-related costs, inclusive of the $429 million recorded for the incident to date, as set forth in Note 18, "Other Commitments and Contingencies - D. Other Matters - Greater Lawrence Incident Restoration."
The process for estimating costs associated with third-party claims and fines, penalties and settlements associated with government investigations relating to the Greater Lawrence Incident requires management to exercise significant judgment based on a number of assumptions and subjective factors. As more information becomes known, including additional information regarding ongoing investigations, management's estimates and assumptions regarding the financial impact of the Greater Lawrence Incident may change.
The aggregate amount of third-party liability insurance coverage available for losses arising from the Greater Lawrence Incident is $800 million. We have collected the entire $800 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

We have invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the full cost of the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. We are currently unable to predict the timing or amount of any insurance recovery under the property policy. This pipeline replacement cost is part of the Massachusetts Business that is classified as held for sale at March 31, 2020. The assets and liabilities of the Massachusetts Business have been recorded at fair value, less costs to sell, which has resulted in a loss being recorded as of March 31, 2020. See Note 7, "Assets and Liabilities Held for Sale," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Refer to Note 18-B and D, "Legal Proceedings" and "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited), "Summary of Consolidated Financial Results," "Results and Discussion of Segment Operation - Gas Distribution Operations," and "Liquidity and Capital Resources" in this Management's Discussion for additional information related to the Greater Lawrence Incident.
Columbia of Massachusetts Asset Sale: On February 26, 2020, NiSource and Columbia of Massachusetts entered into an Asset Purchase Agreement with Eversource. Upon the terms and subject to the conditions set forth in the Asset Purchase Agreement, we have agreed to sell the Massachusetts Business to Eversource for a purchase price of $1,100 million in cash, subject to adjustment. For additional information, see Note 7, "Assets and Liabilities Held for Sale," in the Notes to Condensed Consolidated Financial Statements (unaudited).
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019	2020 vs. 2019
Operating Revenues	$1,605.5	$1,869.8	$(264.3)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	462.4	680.3	(217.9)
Other Operating Expenses	994.9	815.3	179.6
Total Operating Expenses	1,457.3	1,495.6	(38.3)
Operating Income	148.2	374.2	(226.0)
Total Other Deductions, net	(87.5)	(96.3)	8.8
Income Taxes	(14.9)	59.0	(73.9)
Net Income	75.6	218.9	(143.3)
Preferred dividends	(13.8)	(13.8)	—
Net Income Available to Common Shareholders	61.8	205.1	(143.3)
Basic Earnings Per Share	$0.16	$0.55	$(0.39)
Basic Average Common Shares Outstanding	383.1	373.4	9.7
Our operations are affected by the cost of sales. Cost of sales (excluding depreciation and amortization) for the Gas Distribution Operations segment is principally comprised of the cost of natural gas used while providing transportation and distribution services to customers. Cost of sales (excluding depreciation and amortization) for the Electric Operations segment is comprised of the cost of coal, related handling costs, natural gas purchased for the internal generation of electricity at NIPSCO and the cost of power purchased from third-party generators of electricity. The majority of the cost of sales (excluding depreciation and amortization) are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
On a consolidated basis, we reported net income available to common shareholders of $61.8 million, or $0.16 per basic share for the three months ended March 31, 2020, compared to net income available to common shareholders of $205.1 million, or $0.55 per basic share for the same period in 2019. The decrease in income available to common shareholders during 2020 was primarily due to a decrease in operating revenues resulting from lower industrial revenue and the effects of warmer weather in 2020, partially offset by new rates from base rate proceedings. In addition, operating expenses were higher in the current period due to the loss recorded for the classification as held for sale of the Massachusetts Business (see Note 7, "Assets and Liabilities Held for Sale," in the Notes to the Cond

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

ensed Consolidated Financial Statements (unaudited) for additional information), partially offset by lower expenses related to the Greater Lawrence Incident, net of insurance recoveries. Income taxes were also lower in the current period (see "Income Taxes" below).
Operating Income
For the three months ended March 31, 2020, we reported operating income of $148.2 million compared to operating income of $374.2 million for the same period in 2019. The decrease in operating income was primarily due to lower industrial revenue and the effects of warmer weather in 2020, as well as higher current period operating expenses related to the loss recorded for the classification as held for sale of the Massachusetts Business, partially offset by lower expenses related to the Greater Lawrence Incident, net of insurance recoveries, and new rates from base rate proceedings.

Other Deductions, net
Other deductions, net reduced income by $87.5 million in the first quarter of 2020 compared to a reduction in income of $96.3 million in the prior year. This change is primarily due to lower non-service pension costs driven by a decrease in the pension benefit obligations.
Income Taxes
For the three months ended March 31, 2020, the decrease in income tax expense from 2019 to 2020 of $73.9 million is primarily attributable to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, and a discrete item related to the pre–tax book loss recorded for the classification as held for sale of the Massachusetts Business tax effected at statutory tax rates.
Refer to Note 14, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
Capital Investment
For the three months ended March 31, 2020, we invested $452.1 million in capital expenditures across our gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of our gas distribution system, system modernization projects and maintaining our existing electric generation fleet.
We continue to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expect to invest a total of approximately $1.7 to $1.8 billion in capital during 2020 as we continue to focus on growth, safety and modernization projects across our operating area.
Liquidity
A primary focus of ours is to ensure the availability of adequate financing to fund our ongoing safety and infrastructure investment programs which typically involves the issuance of debt and/or equity. In addition, expenses related to the Greater Lawrence Incident have exceeded the total amount of insurance coverage available under our policies. During 2020, we took certain actions to enhance our liquidity. On April 1, 2020, we terminated and repaid in full our existing $850.0 million term loan agreement and entered into a new $850.0 million term loan agreement that matures March 31, 2021. Also, on April 13, 2020, we completed the issuance and sale of $1.0 billion of senior unsecured notes resulting in approximately $987.8 million of net proceeds.
Through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, term loan borrowings, long-term debt agreements, our ability to access the capital markets, and the expected proceeds from the potential sale of the Massachusetts Business (see Note 7, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information), we believe we have adequate capital available to fund our operating activities, capital expenditures, the effects of the Greater Lawrence Incident and the effects of COVID-19 for the next 12 to 24 months. As of March 31, 2020 and December 31, 2019, we had $1,306.6 million and $1,409.1 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.” See the Novel Coronavirus discussion in the introduction to the "Executive Summary" for discussion regarding the liquidity impact from COVID-19.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Regulatory Developments
During the quarter ended March 31, 2020, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of our operating area. Refer to Note 9, "Regulatory Matters" and Note 18-D "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory developments that have transpired during 2020.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Our operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Financial and operational data for the Gas Distribution Operations segment for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,
(in millions)	2020	2019	2020 vs. 2019
Operating Revenues	$1,231.0	$1,442.1	$(211.1)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	377.4	550.1	(172.7)
Operation and maintenance	330.1	451.3	(121.2)
Depreciation and amortization	96.5	97.4	(0.9)
Loss on classification as held for sale	280.2	—	280.2
Other taxes	68.3	67.9	0.4
Total Operating Expenses	1,152.5	1,166.7	(14.2)
Operating Income	$78.5	$275.4	$(196.9)
Revenues
Residential	$823.3	$976.0	$(152.7)
Commercial	274.0	331.6	(57.6)
Industrial	74.5	83.0	(8.5)
Off-System	18.7	20.1	(1.4)
Other	40.5	31.4	9.1
Total	$1,231.0	$1,442.1	$(211.1)
Sales and Transportation (MMDth)
Residential	118.5	140.7	(22.2)
Commercial	73.7	86.0	(12.3)
Industrial	146.8	148.1	(1.3)
Off-System	11.2	7.2	4.0
Other	0.2	0.2	—
Total	350.4	382.2	(31.8)
Heating Degree Days	2,440	2,897	(457)
Normal Heating Degree Days	2,897	2,864	33
% Colder (Warmer) than Normal	(16)%	1%
Gas Distribution Customers
Residential	3,233,222	3,206,016	27,206
Commercial	283,579	282,616	963
Industrial	6,002	6,035	(33)
Other	3	3	—
Total	3,522,806	3,494,670	28,136
Cost of sales (excluding depreciation and amortization) for the Gas Distribution Operations segment is principally comprised of the cost of natural gas used while providing transportation and distribution services to customers. The cost of sales (excluding depreciation and amortization) are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in operating revenue. In addition, comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended March 31, 2020 vs. March 31, 2019 Operating Income
For the three months ended March 31, 2020, Gas Distribution Operations reported operating income of $78.5 million, a decrease of $196.9 million from the comparable 2019 period.
Operating revenues for the three months ended March 31, 2020 were $1,231.0 million, a decrease of $211.1 million from the same period in 2019. The change in operating revenues was primarily driven by

•	Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $172.7 million.

•	Lower revenues from the effects of warmer weather in 2020 of $36.1 million.

•	Lower regulatory, tax and depreciation trackers, which are offset in operating expense, of $13.9 million.

•	Favorable adjustments in 2019 to the revenue reserve for the probable future refund of certain collections from customers as a result of the lower income tax rate from TCJA of $6.1 million.

Partially Offset by:

•	New rates from base rate proceedings and infrastructure replacement programs of $14.7 million.

•	The effects of customer growth and increased usage of $6.3 million.

Operating expenses were $14.2 million lower for the three months ended March 31, 2020 compared to the same period in 2019. This change was primarily driven by:

•	Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $172.7 million.

•	Decreased expenses related to third-party claims and other costs, net of insurance recoveries, for the Greater Lawrence Incident of $127.3 million.

•	Lower regulatory, tax and depreciation trackers, which are offset in operating revenues, of $13.9 million.

Partially offset by:

•	Loss on classification as held for sale related to the Massachusetts Business of $280.2 million.

•	Higher employee and administrative expenses of $11.7 million.
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
Weather in the Gas Distribution Operations service territories for the first quarter of 2020 was about 16% warmer than normal and about 16% warmer than 2019, leading to decreased operating revenues of $36.1 million for the quarter ended March 31, 2020 compared to the same period in 2019.
Throughput
Total volumes sold and transported for the three months ended March 31, 2020 were 350.4 MMDth, compared to 382.2 MMDth for the same period in 2019. This decrease is primarily attributable to warmer weather in 2020 compared to 2019.
Economic Conditions
All of our Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. Gas costs are treated as pass-through costs and have no impact on operating income recorded in the period. The gas costs included in revenues are matched with the gas cost expense recorded in the period and the difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered gas cost to be included in future customer billings.

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
COVID-19 has impacted many sectors of the economy. While COVID-19 did not materially impact the operating results of the Gas Distribution Operations segment in the first quarter of 2020, we are monitoring developments affecting our workforce, customers, suppliers and operations and will take additional measures as needed in an effort to help mitigate the impacts of the COVID-19 pandemic on our company and in our communities. See the Novel Coronavirus discussion in the introduction to the "Executive Summary" for additional information.
Greater Lawrence Incident
Refer to Note 18-B, "Legal Proceedings," and D. "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) and "Executive Summary" and "Liquidity and Capital Resources" in this Management's Discussion for additional information related to the Greater Lawrence Incident.
Columbia of Massachusetts Asset Sale
On February 26, 2020, we entered into an Asset Purchase Agreement with Eversource that provided for the sale of the Massachusetts Business to Eversource subject to terms and conditions set forth in the agreement. For additional information, see Note 7, "Assets and Liabilities Held for Sale," in the Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Financial and operational data for the Electric Operations segment for the three months ended March 31, 2020 and 2019 are presented below:

	Three Months Ended March 31,
(in millions)	2020	2019	2020 vs. 2019
Operating Revenues	$377.5	$431.0	$(53.5)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	85.0	130.1	(45.1)
Operation and maintenance	120.9	121.7	(0.8)
Depreciation and amortization	78.9	68.2	10.7
Other taxes	14.2	16.0	(1.8)
Total Operating Expenses	299.0	336.0	(37.0)
Operating Income	$78.5	$95.0	$(16.5)
Revenues
Residential	$119.2	$118.8	$0.4
Commercial	120.2	119.3	0.9
Industrial	109.1	163.5	(54.4)
Wholesale	3.2	2.7	0.5
Other	25.8	26.7	(0.9)
Total	$377.5	$431.0	$(53.5)
Sales (Gigawatt Hours)
Residential	755.5	792.4	(36.9)
Commercial	878.7	894.4	(15.7)
Industrial	2,071.1	2,215.7	(144.6)
Wholesale	71.4	6.5	64.9
Other	28.2	34.5	(6.3)
Total	3,804.9	3,943.5	(138.6)
Electric Customers
Residential	416,501	412,739	3,762
Commercial	57,150	56,703	447
Industrial	2,160	2,281	(121)
Wholesale	725	732	(7)
Other	2	2	—
Total	476,538	472,457	4,081
Cost of sales (excluding depreciation and amortization) for the Electric Operations segment is principally comprised of the cost of coal, related handling costs, natural gas purchased for internal generation of electricity at NIPSCO, and the cost of power purchased from third-party generators of electricity. The majority of the cost of sales (excluding depreciation and amortization) are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in operating revenue. In addition, comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

Three Months Ended March 31, 2020 vs. March 31, 2019 Operating Income
For the three months ended March 31, 2020, Electric Operations reported operating income of $78.5 million, a decrease of $16.5 million from the comparable 2019 period.
Operating revenues for the three months ended March 31, 2020 were $377.5 million, a decrease of $53.5 million from the same period in 2019. The change in operating revenues was primarily driven by:

•	Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $45.1 million.

•
Decreased industrial revenue of $12.5 million due to the new industrial service structure approved in the recent base rate proceeding, as well as lower industrial usage due to an increase in internal generation being utilized by large industrial customers.

•	Lower regulatory and depreciation trackers, which are offset in operating expense, of $7.3 million.
Partially offset by:

•	New residential and commercial rates from the recent base rate proceeding and electric transmission projects of $13.2 million.

Operating expenses were $37.0 million lower for the three months ended March 31, 2020 compared to the same period in 2019. This change was primarily driven by:

•	Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $45.1 million.

•	Lower regulatory and depreciation trackers, which are offset in operating revenues, of $7.3 million.

•	Lower outside services costs of $5.0 million primarily related to lower generation-related maintenance.
Partially offset by:

•	Increased depreciation of $15.1 million primarily attributable to higher depreciation rates from the recent rate case proceeding.

•	Higher employee and administrative costs of $3.2 million.

•	Higher environmental costs of $2.5 million related to revisions in expected remediation costs.

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
Weather in the Electric Operations’ territories for the first quarter of 2020 was about 11% warmer than normal and about 11% warmer than in 2019, resulting in decreased operating revenues of $1.1 million for the quarter ended March 31, 2020 compared to the same period in 2019.
Sales
Electric Operations sales for the first quarter of 2020 were 3,804.9 GWh, a decrease of 138.6 GWh compared to the same period in 2019. This decrease was primarily attributable to higher internal generation by large industrial customers during the first quarter of 2020, partially offset by increased sales to wholesale customers.
Economic Conditions
NIPSCO has a state-approved recovery mechanism that provides a means for full recovery of prudently incurred fuel costs. Fuel costs are treated as pass-through costs and have no impact on operating income recorded in the period. The fuel costs included in revenues are matched with the fuel cost expense recorded in the period and the difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered fuel cost to be included in future customer billings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

COVID-19 has impacted many sectors of the economy. While COVID-19 did not materially impact the operating results of the Electric Operations segment in the first quarter of 2020, we are monitoring developments affecting our workforce, customers, suppliers and operations and will take additional measures as needed in an effort to help mitigate the impacts of the COVID-19 pandemic on our company and in our communities. See the Novel Coronavirus discussion in the introduction to the "Executive Summary" for additional information.

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
The Integrated Resource Plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The preferred option within the Integrated Resource Plan retires R.M. Schahfer Generating Station (Units 14, 15, 17, and 18) by 2023 and Michigan City Generating Station (Unit 12) by 2028. These units represent 2,080 MW of generating capacity, equal to 72% of NIPSCO’s remaining capacity and 100% of NIPSCO's remaining coal-fired generating capacity.
The current replacement plan includes lower-cost, reliable, cleaner energy resources to be obtained through a combination of NIPSCO ownership and PPAs. Refer to Note 18-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information on the NIPSCO Integrated Resource Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Greater Lawrence Incident: As discussed in the "Executive Summary" and Note 18, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) we have recorded and paid costs associated with the Greater Lawrence Incident and have invested capital to replace the entire affected 45-mile cast iron and bare steel pipeline system that delivers gas to the impacted area. As discussed in the Executive Summary and Note 18 referenced earlier in this paragraph, we may incur additional expenses and liabilities in excess of our recorded liabilities and estimated additional costs associated with the Greater Lawrence Incident. Since the Greater Lawrence Incident and through March 31, 2020, we have collected $800 million from insurance providers; however, total costs related to the incident have exceeded the total amount of insurance coverage available under our policies. To date, this excess has primarily been funded through short-term borrowings. We plan to use the expected proceeds from the sale of the Massachusetts Business to pay down these short-term borrowings. For additional information, see Note 7, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited).
Operating Activities
Net cash from operating activities for the three months ended March 31, 2020 was $369.9 million, a decrease of $29.2 million compared to the three months ended March 31, 2019. This decrease was driven by year over year increase in net payments related to the Greater Lawrence Incident. During 2020, we paid approximately $150 million compared to $73 million, net of insurance recoveries, during 2019. This decrease was also a result of lower revenue due to warmer weather during 2020. Offsetting these cash outflows are higher accounts receivable collections in 2020 compared to 2019.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2020 was $484.6 million, an increase of $109.2 million compared to the three months ended March 31, 2019. This increase was mostly attributable to higher capital expenditures and higher cost of removal expenditures in 2020.
Our capital expenditures for the three months ended March 31, 2020 were $452.1 million compared to $353.7 million for the comparable period in 2019. The increase was driven by customer growth and safety and system modernization projects. We project total 2020 capital expenditures to be approximately $1.7 to $1.8 billion.
Our cost of removal expenditures for the three months ended March 31, 2020 were $34.5 million compared to $25.3 million for the comparable period in 2019. The increase was driven by additional cost of removal projects completed by NIPSCO.
Financing Activities
Common Stock and Preferred Stock. Refer to Note 5, “Equity,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock activity.
Long-term Debt. Refer to Note 16, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt activity.
Short-term Debt. Refer to Note 17, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity.
Net Available Liquidity. As of March 31, 2020, an aggregate of $1,306.6 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays our liquidity position as of March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	459.4	353.2
Less:
Borrowings Outstanding Under Credit Facility	500.0	—
Commercial Paper	237.0	570.0
Accounts Receivable Program Utilized	459.4	353.2
Letters of Credit Outstanding Under Credit Facility	10.2	10.2
Add:
Cash and Cash Equivalents	203.8	139.3
Net Available Liquidity	$1,306.6	$1,409.1
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term loan agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires us to maintain a debt to capitalization ratio that does not exceed 75%. As of March 31, 2020, the ratio was 63.2%.
Sale of Trade Accounts Receivables. Refer to Note 12, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and certain of our subsidiaries' credit ratings and ratings outlook as of March 31, 2020. In February 2020, S&P changed our outlook from Negative to Stable. There were no other changes to the below credit ratings or outlooks since December 31, 2019.
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

Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2020, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $76.1 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2020, 382,694,308 shares of common stock and 440,000 shares of preferred stock were outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Contractual Obligations. Aside from the previously referenced issuances of long-term debt and payments associated with the Greater Lawrence Incident, there were no material changes during the three months ended March 31, 2020 to our contractual obligations as of December 31, 2019.
Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Refer to Note 18, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on guarantees.
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
Our Risk Management Committee has been actively engaged in monitoring the impact of COVID-19 on our business. See the Novel Coronavirus discussion in the introduction to the "Executive Summary" for risks that have been identified related to COVID-19.
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
Refer to Note 10, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of March 31, 2020 or December 31, 2019.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.3 million and $4.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 10, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of March 31, 2020 and December 31, 2019.
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
As a result of COVID-19, we anticipate an increase in customer bad debt resulting from the suspension of shutoffs and the potential inability of our customers to pay for their gas and electric service due to job loss or other factors. See the Novel Coronavirus discussion in the introduction to the "Executive Summary" for risks that have been identified related to COVID-19.
Other Information
Critical Accounting Estimates
Refer to Note 18, "Other Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in the development of estimates related to the Greater Lawrence Incident.
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

PART II

ITEM 1. LEGAL PROCEEDINGS
NiSource Inc.
For a description of our legal proceedings, see Note 18-B, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 are supplemented with the following risk factor, which should be read in conjunction with the risk factors set forth in the Annual Report on Form 10-K.

The novel coronavirus (COVID-19) pandemic could materially adversely impact our business, results of operations, financial condition, liquidity and cash flows.

The continued spread of COVID-19 has resulted in widespread impacts on the global economy and financial markets and could lead to a prolonged reduction in economic activity, extended disruptions to supply chains and capital markets, and reduced labor availability and productivity. We are currently evaluating and monitoring the potential impacts the pandemic may have on our essential natural gas and electric businesses and on our future operating results and liquidity, including potential impacts related to the health, safety and availability of our employees and contractors, suspended shutoffs of natural gas and electric services for nonpayment, more flexible payment plans for customers, an anticipated increase in bad debt, fluctuations in demand for commercial, industrial and residential gas and electric services, counterparty credit, costs and availability of supplies, capital construction and infrastructure operations and maintenance programs, financing plans, including the planned cash proceeds anticipated from the sale of the Massachusetts Business, pension valuations, market conditions that could result in future goodwill impairment charges, potential delays in capital construction projects, and legal and regulatory matters, including the potential for delayed state regulatory filings and recovery of invested capital, as well as newly enacted and proposed state regulatory actions and federal laws. For more information regarding the items above and additional items related to COVID-19 that we are evaluating and monitoring, please see our discussion of these topics in Part I., Item 2. "Management Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Introduction - Novel Coronavirus" in this report and in our future filings with the Securities and Exchange Commission. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, liquidity or cash flows, it may also have the effect of heightening many of the other risks described in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the year ended December 31, 2019. The degree to which COVID-19 will impact us will depend in part on future developments, including the ultimate geographic spread, severity and duration of the outbreak, actions that may be taken by governmental authorities, and to what extent and when normal economic and operating conditions can resume.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(2.1)
Asset Purchase Agreement, dated as of February 26, 2020, by and among NiSource Inc., Bay State Gas Company d/b/a Columbia Gas of Massachusetts and Eversource Energy (incorporated by reference to Exhibit 2.1 of the NiSource Inc. Form 8-K filed on February 28, 2020).***

(4.1)	Description of NiSource Inc.’s Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.20 of the NiSource Form 10-K filed on February 28, 2020).

(4.2)	Form of 3.600% Notes due 2030 (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 8, 2020).

(10.1)	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.39 of the NiSource Form 10-K filed on February 28, 2020).**

(10.2)	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 of the NiSource Form 10-K filed on February 28, 2020).**

(10.3)	Form of Cash-Based Award Agreement (incorporated by reference to Exhibit 10.41 of the NiSource Form 10-K filed on February 28, 2020).**

(10.4)	Columbia Gas of Massachusetts Plea Agreement dated February 26, 2020 (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 8-K filed on February 27, 2020).

(10.5)	NiSource Deferred Prosecution Agreement dated February 26, 2020 (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on February 27, 2020).

(10.6)
Term Loan Agreement, dated as of April 1, 2020, among NiSource Inc., as Borrower, the lenders party thereto, and KeyBank National Association, as Administrative Agent, and KeyBank National Association, PNC Bank, National Association and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the NiSource Inc. 8-K filed on April 1, 2020).

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

NiSource Inc.
(Registrant)

Date:	May 6, 2020	By:	/s/ Donald E. Brown
Donald E. Brown
Executive Vice President and Chief Financial Officer (Principal Financial Officer)