Form 10-Q
period 2020-06-30
NISOURCE INC.
filed 2020-08-05
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 383,023,038 shares outstanding at July 30, 2020.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2020

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or “our”)	NiSource Inc.

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CARES Act	The Coronavirus Aid, Relief and Economic Security Act provides more than $2 trillion to battle COVID-19 and its economic effects, including various types of economic relief for impacted business and industries.
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
COVID-19	Novel Coronavirus 2019
DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GSEP	Gas System Enhancement Program
GWh	Gigawatt hours
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate
MA DOR	Massachusetts Department of Revenue

DEFINED TERMS
Massachusetts Business	All of the assets being sold to, and liabilities being assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSC	Public Service Commission
PTC	Production tax credit
PUC	Public Utilities Commission
PUCO	Public Utilities Commission of Ohio
RCRA	Resource Conservation and Recovery Act
RFP	Request for proposals
SAVE	Steps to Advance Virginia's Energy Plan
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VSCC	Virginia State Corporation Commission
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

fluctuations in demand from residential commercial and industrial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairment of goodwill; changes in taxation and accounting principles; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; the ability of our subsidiaries to generate cash; our ability to manage new initiatives and organizational changes; the performance of third-party suppliers and service providers; changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate; and other matters in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Customer revenues	$932.7	$969.2	$2,458.6	$2,803.7
Other revenues	30.0	41.2	109.6	76.5
Total Operating Revenues	962.7	1,010.4	2,568.2	2,880.2
Operating Expenses
Cost of sales (excluding depreciation and amortization)	188.4	253.5	650.8	933.8
Operation and maintenance	353.1	49.2	797.7	601.6
Depreciation and amortization	177.5	177.9	361.8	353.0
Loss on classification as held for sale	84.4	—	364.6	—
Loss (gain) on sale of fixed assets and impairments, net	(0.6)	(0.1)	(0.7)	0.1
Other taxes	68.2	66.4	154.1	154.0
Total Operating Expenses	871.0	546.9	2,328.3	2,042.5
Operating Income	91.7	463.5	239.9	837.7
Other Income (Deductions)
Interest expense, net	(97.0)	(94.1)	(189.9)	(189.7)
Other, net	6.5	(0.3)	11.9	(1.0)
Total Other Deductions, Net	(90.5)	(94.4)	(178.0)	(190.7)
Income before Income Taxes	1.2	369.1	61.9	647.0
Income Taxes	5.9	72.2	(9.0)	131.2
Net Income (Loss)	(4.7)	296.9	70.9	515.8
Preferred dividends	(13.8)	(13.8)	(27.6)	(27.6)
Net Income (Loss) Available to Common Shareholders	(18.5)	283.1	43.3	488.2
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$(0.05)	$0.76	$0.11	$1.31
Diluted Earnings (Loss) Per Share	$(0.05)	$0.75	$0.11	$1.30
Basic Average Common Shares Outstanding	383.5	373.9	383.3	373.6
Diluted Average Common Shares	383.5	375.2	384.2	374.9
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2020	2019	2020	2019
Net Income (Loss)	$(4.7)	$296.9	$70.9	$515.8
Other comprehensive income (loss):
Net unrealized gain on available-for-sale debt securities(1)	5.7	2.1	0.3	4.9
Net unrealized gain (loss) on cash flow hedges(2)	2.7	(30.5)	(130.6)	(49.8)
Unrecognized pension and OPEB benefit(3)	0.3	0.4	1.0	1.3
Total other comprehensive income (loss)	8.7	(28.0)	(129.3)	(43.6)
Comprehensive Income (Loss)	$4.0	$268.9	$(58.4)	$472.2
(1) Net unrealized gain on available-for-sale debt securities, net of $1.5 million and $0.6 million tax expense in the second quarter of 2020 and 2019, respectively, and $0.1 million and $1.3 million tax expense for the six months ended 2020 and 2019, respectively.
(2) Net unrealized gain (loss) on cash flow hedges, net of $0.9 million tax expense and $10.0 million tax benefit in the second quarter of 2020 and 2019, respectively, and $43.2 million and $16.5 million tax benefit for the six months ended 2020 and 2019, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.2 million and $0.1 million tax expense in the second quarter of 2020 and 2019, respectively, and $0.1 million tax benefit and $0.5 million tax expense for the six months ended 2020 and 2019, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2020	December 31, 2019
ASSETS
Property, Plant and Equipment
Utility plant	$20,427.1	$24,502.6
Accumulated depreciation and amortization	(5,549.0)	(7,609.3)
Net utility plant	14,878.1	16,893.3
Other property, at cost, less accumulated depreciation	894.3	18.9
Net Property, Plant and Equipment	15,772.4	16,912.2
Investments and Other Assets
Unconsolidated affiliates	1.4	1.3
Available-for-sale debt securities (amortized cost of $151.4 and $150.1, allowance for credit losses of $0.8 and $0, respectively)	155.2	154.2
Other investments	72.6	74.7
Total Investments and Other Assets	229.2	230.2
Current Assets
Cash and cash equivalents	142.2	139.3
Restricted cash	11.4	9.1
Accounts receivable	577.1	876.1
Allowance for credit losses	(31.4)	(19.2)
Accounts receivable, net	545.7	856.9
Gas inventory	112.4	250.9
Materials and supplies, at average cost	131.8	120.2
Electric production fuel, at average cost	67.6	53.6
Exchange gas receivable	17.9	48.5
Assets held for sale	1,542.3	—
Regulatory assets	145.7	225.7
Prepayments and other	142.6	149.7
Total Current Assets	2,859.6	1,853.9
Other Assets
Regulatory assets	1,926.3	2,013.9
Goodwill	1,485.9	1,485.9
Deferred charges and other	163.1	163.7
Total Other Assets	3,575.3	3,663.5
Total Assets	$22,436.5	$22,659.8
 The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 382,917,033 and 382,135,680 shares outstanding, respectively	$3.8	$3.8
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 440,000 shares outstanding	880.0	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,676.5	6,666.2
Retained deficit	(1,576.7)	(1,370.8)
Accumulated other comprehensive loss	(221.9)	(92.6)
Total Stockholders’ Equity	5,661.8	5,986.7
Long-term debt, excluding amounts due within one year	8,810.2	7,856.2
Total Capitalization	14,472.0	13,842.9
Current Liabilities
Current portion of long-term debt	15.6	13.4
Short-term borrowings	1,163.5	1,773.2
Accounts payable	402.5	666.0
Dividends payable - common stock	80.4	—
Dividends payable - preferred stock	8.1	—
Customer deposits and credits	163.1	256.4
Taxes accrued	195.7	231.6
Interest accrued	106.0	99.4
Risk management liabilities	120.0	12.6
Exchange gas payable	27.7	59.7
Regulatory liabilities	184.9	160.2
Liabilities held for sale	455.4	—
Legal and environmental	21.6	20.1
Accrued compensation and employee benefits	120.3	156.3
Claims accrued	22.4	165.4
Other accruals	140.5	131.5
Total Current Liabilities	3,227.7	3,745.8
Other Liabilities
Risk management liabilities	200.0	134.0
Deferred income taxes	1,477.4	1,485.3
Deferred investment tax credits	9.1	9.7
Accrued insurance liabilities	85.4	81.5
Accrued liability for postretirement and postemployment benefits	351.3	373.2
Regulatory liabilities	1,967.7	2,352.0
Asset retirement obligations	447.1	416.9
Other noncurrent liabilities	198.8	218.5
Total Other Liabilities	4,736.8	5,071.1
Commitments and Contingencies (Refer to Note 19, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$22,436.5	$22,659.8
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2020	2019
Operating Activities
Net Income	$70.9	$515.8
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	361.8	353.0
Deferred income taxes and investment tax credits	(11.4)	126.5
Loss on classification as held for sale	364.6	—
Other adjustments	7.7	13.6
Changes in Assets and Liabilities:
Components of working capital	(75.9)	(9.0)
Regulatory assets/liabilities	17.0	(40.9)
Deferred charges and other noncurrent assets	(17.4)	(68.4)
Other noncurrent liabilities	(9.6)	35.6
Net Cash Flows from Operating Activities	707.7	926.2
Investing Activities
Capital expenditures	(819.3)	(843.5)
Cost of removal	(66.7)	(55.7)
Other investing activities	(0.6)	1.2
Net Cash Flows used for Investing Activities	(886.6)	(898.0)
Financing Activities
Issuance of long-term debt	1,000.0	—
Repayments of long-term debt and finance lease obligations	(7.8)	(46.0)
Issuance of short-term debt (maturity > 90 days)	1,350.0	500.0
Repayment of short-term debt (maturity > 90 days)	(1,350.0)	(350.0)
Change in short-term borrowings, net (maturity ≤ 90 days)	(609.7)	(46.2)
Issuance of common stock, net of issuance costs	7.5	7.1
Equity costs, premiums and other debt related costs	(17.6)	(4.2)
Dividends paid - common stock	(160.7)	(149.1)
Dividends paid - preferred stock	(27.6)	(28.5)
Net Cash Flows from (used for) Financing Activities	184.1	(116.9)
Change in cash, cash equivalents and restricted cash	5.2	(88.7)
Cash, cash equivalents and restricted cash at beginning of period	148.4	121.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$153.6	$32.4

Supplemental Disclosures of Cash Flow Information

Six Months Ended June 30, (in millions)	2020	2019
Non-cash transactions:
Capital expenditures included in current liabilities	$167.7	$169.3
Dividends declared but not paid	88.5	82.7
Assets recorded for asset retirement obligations	$70.3	$12.8
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2020	$3.8	$880.0	$(99.9)	$6,671.5	$(1,483.4)	$(230.6)	$5,741.4
Comprehensive Income:
Net loss	—	—	—	—	(4.7)	—	(4.7)
Other comprehensive income, net of tax	—	—	—	—	—	8.7	8.7
Dividends:
Common stock ($0.21 per share)	—	—	—	—	(80.4)	—	(80.4)
Preferred stock (See Note 5)	—	—	—	—	(8.2)	—	(8.2)
Stock issuances:
Employee stock purchase plan	—	—	—	1.4	—	—	1.4
Long-term incentive plan	—	—	—	0.4	—	—	0.4
401(k) and profit sharing	—	—	—	3.2	—	—	3.2
Balance as of June 30, 2020	$3.8	$880.0	$(99.9)	$6,676.5	$(1,576.7)	$(221.9)	$5,661.8
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2020	$3.8	$880.0	$(99.9)	$6,666.2	$(1,370.8)	$(92.6)	$5,986.7
Comprehensive Income:
Net income	—	—	—	—	70.9	—	70.9
Other comprehensive loss, net of tax	—	—	—	—	—	(129.3)	(129.3)
Dividends:
Common stock ($0.63 per share)	—	—	—	—	(241.1)	—	(241.1)
Preferred stock (See Note 5)	—	—	—	—	(35.7)	—	(35.7)
Stock issuances:
Employee stock purchase plan	—	—	—	2.7	—	—	2.7
Long-term incentive plan	—	—	—	(0.1)	—	—	(0.1)
401(k) and profit sharing	—	—	—	7.7	—	—	7.7
Balance as of June 30, 2020	$3.8	$880.0	$(99.9)	$6,676.5	$(1,576.7)	$(221.9)	$5,661.8
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2020	440	386,657	(3,963)	382,694
Issued:
Employee stock purchase plan	—	60	—	60
Long-term incentive plan	—	32	—	32
401(k) and profit sharing	—	131	—	131
Balance as of June 30, 2020	440	386,880	(3,963)	382,917

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2020	440	386,099	(3,963)	382,136
Issued:
Employee stock purchase plan	—	106	—	106
Long-term incentive plan	—	379	—	379
401(k) and profit sharing	—	296	—	296
Balance as of June 30, 2020	440	386,880	(3,963)	382,917

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2019	440	376,966	(3,963)	373,003
Issued:
Employee stock purchase plan	—	52	—	52
Long-term incentive plan	—	38	—	38
401(k) and profit sharing	—	156	—	156
Balance as of June 30, 2019	440	377,212	(3,963)	373,249

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2019	420	376,326	(3,963)	372,363
Issued:
Preferred stock	20	—	—	—
Employee stock purchase plan	—	102	—	102
Long-term incentive plan	—	464	—	464
401(k) and profit sharing	—	320	—	320
Balance as of June 30, 2019	440	377,212	(3,963)	373,249

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
During the first quarter of 2020, the United States and countries around the globe were impacted by the outbreak of the novel coronavirus (COVID-19). On March 11, 2020, the World Health Organization (WHO) declared the outbreak of COVID-19 to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had and continue to have a significant adverse impact upon many sectors of the economy.
COVID-19 has impacted our results of operation in the first half of 2020. As a result of COVID-19, we have experienced, and expect to continue to experience, lower commercial and industrial demand for both the Electric Operations and the Gas Distribution Operations segments and higher residential demand for both the Electric Operations and the Gas Distribution Operations segments. In addition, we have incurred incremental costs for COVID-19 related services and supplies, as well as higher bad debt expense. Due to the uncertainty and evolving situation, we will continue to monitor how COVID-19 is affecting our workforce, customers, suppliers, operations, financial results and cash flow. The extent of the impact in the future will vary and depend on the duration and severity of the impact on the global, national and local economies. See Note 3, “Revenue Recognition,” Note 10, “Regulatory Matters,” Note 14, “Goodwill,” and Note 15, “Income Taxes,” for information on COVID-19.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

We are currently evaluating the impact of certain ASUs on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited), which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This pronouncement modifies the disclosure requirements for defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented.	Annual periods ending after December 15, 2020. Early adoption is permitted.	We are currently in discussions with our third-party specialist to evaluate the effects of this pronouncement on our Notes to Condensed Consolidated Financial Statements (unaudited). These discussions include, but are not limited to, understanding new information to be provided by the specialists in order to meet disclosure requirements. We expect to adopt this ASU on its effective date.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This pronouncement simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, income taxes. It also improves consistency of application for other areas of the guidance by clarifying and amending existing guidance.	Annual periods beginning after December 15, 2020 Early adoption is permitted.	The most relevant amendment requires that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax. For us, these taxes include the Massachusetts excise tax that is currently recorded as non-income based taxes. Consequently, we do not expect an impact on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We continue to monitor the guidance as it relates to new activity or transactions that could impact our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We expect to adopt this ASU on its effective date.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Statements	This pronouncement provides temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates.	Upon issuance on March 12, 2020, and will apply though December 31, 2022.	We are currently evaluating the temporary expedients and options available under this guidance, and the effects of this pronouncement on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We are currently identifying and evaluating contracts that may be impacted. As of June 30, 2020, we have not applied any expedients and options available under this ASU.

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)

3. Revenue Recognition
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment, as well as by customer class. As our revenues are primarily earned over a period of time and we do not earn a material amount of revenues at a point in time, revenues are not disaggregated as such below. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (Loss) (unaudited) for the three and six months ended June 30, 2020 and June 30, 2019:

Three Months Ended June 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$414.7	$127.5	$—	$542.2
Commercial	122.7	112.9	—	235.6
Industrial	48.6	89.3	—	137.9
Off-system	8.0	—	—	8.0
Miscellaneous	5.3	3.5	0.2	9.0
Total Customer Revenues	$599.3	$333.2	$0.2	$932.7
Other Revenues	7.0	23.0	—	30.0
Total Operating Revenues	$606.3	$356.2	$0.2	$962.7
(1) Customer revenue amounts exclude intersegment revenues. See Note 22, "Business Segment Information," for discussion of intersegment revenues.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended June 30, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$375.0	$105.9	$—	$480.9
Commercial	121.8	115.1	—	236.9
Industrial	52.9	155.8	—	208.7
Off-system	23.4	—	—	23.4
Miscellaneous	12.4	6.7	0.2	19.3
Total Customer Revenues	$585.5	$383.5	$0.2	$969.2
Other Revenues	18.3	22.9	—	41.2
Total Operating Revenues	$603.8	$406.4	$0.2	$1,010.4
(1) Customer revenue amounts exclude intersegment revenues. See Note 22, "Business Segment Information," for discussion of intersegment revenues.

Six Months Ended June 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,211.2	$246.7	$—	$1,457.9
Commercial	392.1	233.1	—	625.2
Industrial	122.8	198.4	—	321.2
Off-system	26.7	—	—	26.7
Miscellaneous	17.8	9.4	0.4	27.6
Total Customer Revenues	$1,770.6	$687.6	$0.4	$2,458.6
Other Revenues	63.7	45.9	—	109.6
Total Operating Revenues	$1,834.3	$733.5	$0.4	$2,568.2
(1) Customer revenue amounts exclude intersegment revenues. See Note 22, "Business Segment Information," for discussion of intersegment revenues.

Six Months Ended June 30, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,350.3	$224.7	$—	$1,575
Commercial	452.3	234.4	—	686.7
Industrial	135.8	319.1	—	454.9
Off-system	43.5	—	—	43.5
Miscellaneous	29.6	13.6	0.4	43.6
Total Customer Revenues	$2,011.5	$791.8	$0.4	$2,803.7
Other Revenues	31.1	45.4	—	76.5
Total Operating Revenues	$2,042.6	$837.2	$0.4	$2,880.2
(1) Customer revenue amounts exclude intersegment revenues. See Note 22, "Business Segment Information," for discussion of intersegment revenues.
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. The opening and closing balances of customer receivables for the six months ended June 30, 2020 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2019	$466.6	$346.6
Balance as of June 30, 2020	326.6	187.9
Decrease	$(140.0)	$(158.7)
Utility revenues are billed to customers monthly on a cycle basis. We generally expect that substantially all customer accounts receivable will be collected within the month following customer billing, as this revenue consists primarily of monthly, tariff-based billings for service and usage. We maintain common utility credit risk mitigation practices, including requiring deposits and actively pursuing collection of past due amounts. Although individual state regulatory commissions have instituted regulatory moratoriums in connection with COVID-19 that impact our ability to pursue our credit risk mitigation practices, we believe this to be temporary, and we expect to reinstate our common credit mitigation practices upon expiration of the state specific moratoriums. Our regulated operations also utilize certain regulatory mechanisms that facilitate recovery of bad debt costs within tariff-based rates, which provides further evidence of collectibility. In addition, in connection with COVID-19, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently in rates (see Note 10, "Regulatory Matters," for additional information). It is probable that substantially all of the consideration to which we are entitled from customers will be collected upon satisfaction of performance obligations.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses using an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses for the three and six months ended June 30, 2020 are presented in the tables below:

Three Months Ended June 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Beginning balance	$15.9	$3.6	$0.8	$20.3
Current period provisions	13.3	2.9	—	16.2
Write-offs charged against allowance	(6.9)	(1.5)	—	(8.4)
Recoveries of amounts previously written off	3.1	0.2	—	3.3
Ending balance of the allowance for credit losses	$25.4	$5.2	$0.8	$31.4

Six Months Ended June 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Beginning balance(1)	9.1	3.1	0.8	13.0
Current period provisions	22.4	4.4	—	26.8
Write-offs charged against allowance	(13.8)	(2.5)	—	(16.3)
Recoveries of amounts previously written off	7.7	0.2	—	7.9
Ending balance of the allowance for credit losses	25.4	5.2	0.8	31.4
(1)Total beginning balance differs from that presented in the Condensed Statements of Consolidated Balance Sheet (unaudited) as it excludes Columbia of Massachusetts. Columbia of Massachusetts' customer receivables and related allowance for credit losses are classified as held for sale at June 30, 2020.

As of June 30, 2020, we have also evaluated the adequacy of our allowance for credit losses in light of the suspension of shut-offs for nonpayment due to COVID-19 and the economic downturn. Our evaluation included an analysis of customer payment trends in 2020, economic conditions, receivables aging, and considerations of past economic downturns and corresponding allowance for credit losses and customer account write-offs. In addition, we considered impacts of governmental COVID-19 relief programs, the expansion of unemployment benefits initiatives, and flexible payment plans being offered to customers impacted or experiencing hardship as a result of COVID-19, which help to mitigate the potential for increasing customer account delinquencies. Based upon this evaluation, we have concluded that the allowance for credit losses as of June 30, 2020 adequately reflected the collection risk and net realizable value for our receivables. We will continue to monitor changing circumstances and will adjust our allowance for credit losses as additional information becomes available.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4. Earnings Per Share
Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and forward agreements when the impact would be dilutive (See Note 5 "Equity"). The computation of diluted average common shares for the three months ended June 30, 2020 is not presented as we had a net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during the period, and any incremental shares would have had an anti-dilutive impact on EPS. The computation of diluted average common shares is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2019	2020	2019
Denominator
Basic average common shares outstanding	373,898	383,304	373,628
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	800	719	930
Shares restricted under employee stock plans	136	192	135
Forward Agreements	398	—	252
Diluted Average Common Shares	375,232	384,215	374,945

5. Equity
Common Stock. As of June 30, 2020, we had 600,000,000 shares of common stock authorized for issuance, of which 382,917,033 shares were outstanding.
ATM Program. On November 1, 2018, we entered into five separate equity distribution agreements pursuant to which we were able to sell up to an aggregate of $500.0 million of our common stock. Four of these agreements were then amended on August 1, 2019, and one was terminated. Pursuant to the four agreements, as amended, we may sell, from time to time, up to an aggregate of $434.4 million of our common stock.
As of June 30, 2020, the ATM program had approximately $200.7 million of equity available for issuance. The program expires on December 31, 2020. We did not have any activity under the ATM program for the three and six months ended June 30, 2020.
Preferred Stock. As of June 30, 2020, we had 20,000,000 shares of preferred stock authorized for issuance, of which 440,000 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
			2020	2019	2020	2019	2020	2019
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share				Outstanding
5.650% Series A	$1,000.00	400,000	—	—	28.25	28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	406.25	406.25	1,218.75	1,268.40	$486.1	$486.1

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of June 30, 2020. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
As of June 30, 2020, Series A Preferred Stock had $1.0 million of cumulative preferred dividends in arrears, or $2.51 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
6. Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. We had a temporary LIFO liquidation debit of $19.4 million and zero as of June 30, 2020 and December 31, 2019, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
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
On July 2, 2020, NiSource, Columbia of Massachusetts, Eversource and Eversource Gas Company of Massachusetts, a wholly-owned subsidiary of Eversource (“EGMA”), filed with the Massachusetts DPU a joint petition for the approval of the purchase and sale of the Massachusetts Business and a proposed multi-year rate plan. Additionally, the petition seeks approval of a settlement agreement executed on July 2, 2020 (the “Settlement Agreement”) among, NiSource, Columbia of Massachusetts, Eversource, EGMA, the Massachusetts Attorney General’s Office ("Massachusetts AGO"), the Massachusetts Department of Energy Resources ("DOER"), and the Low-Income Weatherization and Fuel Assistance Program Network. If approved as filed, the Settlement Agreement would provide final resolution or termination of proceedings before certain governmental bodies, as outlined in the Asset Purchase Agreement closing conditions. Under the terms of the Settlement Agreement, at the closing of the sale to Eversource, NiSource will make a payment in lieu of penalties in full settlement of all of the pending and potential claims, lawsuits, investigations or proceedings settled by and released by the Settlement Agreement in the amount of $56.0 million. This payment, which will be withheld from the proceeds received from Eversource, will be used to create an Energy Relief Fund that will benefit customers of the Massachusetts Business. The Settlement Agreement is conditioned on its approval in full by the Massachusetts DPU no later than September 30, 2020. See Note 19-B, "Legal Proceedings," for details about the joint petition and Settlement Agreement.
As of June 30, 2020, the Massachusetts Business meets the requirements under GAAP to be classified as held for sale, and the assets and liabilities of the Massachusetts Business are measured at fair value, less costs to sell. Our estimated total pre-tax loss for the three and six months ended June 30, 2020 is $84.4 million and $364.6 million, respectively, based on June 30, 2020 asset and liability balances, estimated net working capital and estimated transaction costs, including the $56.0 million payment in lieu of penalties described above. This estimated pre-tax loss is presented as Loss on Classification as Held for Sale on the Condensed Statements of Consolidated Income (Loss) (unaudited) and is subject to change based on estimated transaction costs, the net working capital adjustment, and asset and liability balances at each measurement date leading up to the closing date. The final pre-tax loss on the transaction will be determined as of the closing date. The sale is targeted to close by the end of the third quarter or shortly thereafter, subject to closing conditions.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Massachusetts Business had the following pretax income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Pretax Income (Loss)	($92.6)	$319.4	($328.8)	$238.7
The pretax income (loss) amounts exclude allocated executive compensation expense and interest expense for intercompany and external debt that will not be assumed by Eversource or required to be repaid at closing. The pretax income (loss) amounts for the three and six months ended June 30, 2020 and 2019 include costs directly related to the Greater Lawrence Incident. In addition, the pretax loss amounts for the three and six months ended June 30, 2020 include the Loss on Classification as Held for Sale. The major classes of assets and liabilities classified as held for sale on the Condensed Consolidated Balance Sheets (unaudited) at June 30, 2020 were:

(in millions)
Assets Held for Sale	Net Property, Plant and Equipment	Total Current Assets	Total Other Assets	Loss on Classification as Held for Sale(1)	Total Assets Held for Sale
Gas Distribution Operations	1,669.1	140.6	90.3	(357.7)	1,542.3
Liabilities Held for Sale	Long-term Debt, Excluding Amounts Due Within One Year		Total Current Liabilities	Total Other Liabilities	Total Liabilities Held for Sale
Gas Distribution Operations	42.0		61.3	352.1	455.4
(1) Amount differs from that presented in the Condensed Statements of Consolidated Income (Loss) (unaudited) due to cash already paid for certain transaction costs.

8. Property, Plant and Equipment
In the second quarter of 2020, we received approval from MISO to retire the R.M. Schahfer Generating Station (Units 14, 15, 17 and 18) in 2023. As a result of this approval, we have reclassified $876.0 million in net book value of certain plant and equipment for the R.M. Schahfer Generating Station units from “Net utility plant” to “Other Property, at cost, less accumulated depreciation” on the Condensed Consolidated Balance Sheets (unaudited). The amount of plant and equipment reclassified to other property is based on current estimates of the plant and equipment that will not be utilized at retirement in 2023. As more information about plant and equipment that can be utilized beyond 2023 becomes available, additional amounts may be reclassified to other property. Depreciation expense will continue to be recorded at the composite depreciation rate approved by the IURC. See Note 19-D, "Other Matters," for additional information.
9. Asset Retirement Obligations
During 2020, we made revisions to the estimated costs associated with refining the CCR compliance plan. The CCR rule requires the continued collection of data over time to determine the specific compliance solution. The change in estimated costs resulted in an increase to the asset retirement obligation liability of $70.3 million that was recorded in 2020. See Note 19-C, "Environmental Matters," for additional information on CCRs.

10. Regulatory Matters
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
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally-mandated compliance investments currently in rates and those pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Filed	Status	Rates Effective
Columbia of Ohio	IRP - 2020	32.9	234.4	1/19-12/19	February 28, 2020	Approved April 22, 2020	May 2020
Columbia of Ohio	CEP - 2019	15.0	121.7	1/18-12/18	February 28, 2019	Approved August 28, 2019	September 2019
Columbia of Ohio	CEP - 2020	18.0	185.1	1/19-12/19	February 28, 2020	Order Expected August 2020	September 2020
NIPSCO - Gas	TDSIC 10(1)	1.6	12.4	7/18-4/19	June 25, 2019	Approved October 16, 2019	November 2019
NIPSCO - Gas	TDSIC 11(2)	(1.7)	38.7	5/19-12/19	February 25, 2020	Approved June 24, 2020	July 2020
NIPSCO - Gas	FMCA 3(3)	0.3	43.0	4/19-9/19	November 26, 2019	Approved March 31, 2020	April 2020
NIPSCO - Gas	FMCA 4(3)	1.6	43.2	10/19-3/20	May 26, 2020	Order Expected September 2020	October 2020
Columbia of Massachusetts	GSEP - 2020(3)(4)	0.9	37.5	1/20-12/20	October 31, 2019	Approved April 30, 2020	May 2020
Columbia of Virginia	SAVE - 2020	3.8	50.0	1/20-12/20	August 15, 2019	Approved December 6, 2019	January 2020
Columbia of Virginia	SAVE - 2021	5.2	46.4	1/21-12/21	July 24, 2020	Order Expected November 2020	January 2021
Columbia of Kentucky	SMRP - 2020	4.2	40.4	1/20-12/20	October 15, 2019	Approved December 20, 2019	January 2020
Columbia of Maryland	STRIDE - 2020	1.3	15.0	1/20-12/20	January 29, 2020	Approved February 19, 2020	February 2020
NIPSCO - Electric	TDSIC - 6	28.1	131.1	12/18-6/19	August 21, 2019	Approved December 18, 2019	January 2020
NIPSCO - Electric	FMCA - 12(3)	1.6	4.7	3/19-8/19	October 18, 2019	Approved January 29, 2020	February 2020
NIPSCO - Electric	FMCA - 13(3)(5)	(1.2)	—	9/19-2/20	April 15, 2020	Approved July 29, 2020	August 2020
Columbia of Pennsylvania	DSIC - Q1 2020	0.9	28.2	12/19-2/20	April 27, 2020	Approved May 4, 2020	May 2020
Columbia of Pennsylvania	DSIC - Q2 2020	0.8	28.6	3/20-5/20	June 19, 2020	Approved June 29, 2020	July 2020
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
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Requested Incremental Revenue	Approved or Settled Incremental Revenue	Filed	Status	Rates Effective
NIPSCO - Electric(1)	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Columbia of Pennsylvania(2)	$100.4	in process	April 24, 2020	Order Expected Q1 2021	February 2021
Columbia of Maryland	$5.0	in process	May 15, 2020	Order Expected Q4 2020	December 2020
(1)Rates were implemented in two steps, with implementation of step 1 rates effective on January 2, 2020 and step 2 rates effective on March 2, 2020.
(2)On June 3, the Pennsylvania Commission's Chief Administrative Law Judge issued an order that postpones the suspension period for Columbia of Pennsylvania's general rate increase from the statutorily established suspension date of January 23, 2021 to February 4, 2021 for reasons related to COVID-19. Columbia of Pennsylvania is seeking the Commission's reconsideration and reversal of that order.

COVID-19 Regulatory Filings

Beginning in March 2020, moratoriums on disconnections of residential and commercial customers for non-payment of utility service and late payment fees were issued in each of the states we operate. In general, these moratoriums will continue into the third or fourth quarter of 2020, depending on the jurisdiction.

In response to COVID-19, we have engaged the regulatory commissions in the states in which we operate, as described below.

Columbia of Ohio filed a Deferral Application and a Transition Plan with the PUCO on May 29, 2020. The Deferral Application requested approval to record a regulatory asset for COVID-19 incremental costs, foregone revenue from late payment fees, and bad debt expense from certain classes of customers. An order approving the Deferral Application was received on July 15, 2020. No regulatory asset was recorded as of June 30, 2020. Recovery of any regulatory asset, when recorded, will be addressed in future proceedings. The Transition Plan requested the resumption of activities that were suspended in March 2020, including resumption of disconnects due to non-payment and billing of late payment fees beginning with the August 2020 billing cycle. The PUCO approved the Transition Plan on June 17, 2020.

NIPSCO received a COVID-19 order from the IURC on June 29, 2020. This order extended the disconnection moratorium and the suspension of collection of late payment fees, convenience fees, deposits and reconnection fees through August 14, 2020. The order requires utilities to offer payment arrangements of at least six months and requires NIPSCO to provide the IURC with information about NIPSCO’s communications with delinquent customers. The order authorized NIPSCO to create a regulatory asset for COVID-19 related incremental bad debt expense, as well as the costs to implement the requirements of the order. As of June 30, 2020, $0.7 million of incremental bad debt expense was deferred to a regulatory asset. Recovery of the regulatory asset will be addressed in future base rate proceedings.

Columbia of Pennsylvania received a secretarial letter from the Pennsylvania PUC on May 13, 2020 authorizing Columbia of Pennsylvania to create a regulatory asset for incremental bad debt expense above levels currently in rates incurred since March 13, 2020. While Columbia of Pennsylvania is not authorized to defer any other incremental costs, it is required to track costs incurred and any benefits received in connection with COVID-19. As of June 30, 2020, $0.1 million of incremental bad debt expense was deferred to a regulatory asset. Recovery of any regulatory asset will be addressed in future base rate proceedings.

Columbia of Virginia received an order from the VSCC on April 29, 2020 authorizing Columbia of Virginia to create a regulatory asset for incremental bad debt expense, suspended late payment fees, reconnection costs, carrying costs and other incremental prudently incurred costs related to COVID-19. We are evaluating the impact of the order. Recovery of any regulatory asset, when recorded, will be addressed in future base rate proceedings.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Columbia of Maryland received an order from the Maryland PSC on April 9, 2020 authorizing Columbia of Maryland to create a regulatory asset for incremental COVID-19 related costs incurred to ensure that customers have essential utility service during the state of emergency in Maryland. Such incremental costs must be offset by any benefit received in connection with COVID-19. As of June 30, 2020, $0.3 million of incremental bad debt expense and COVID-19 related costs had been deferred to a regulatory asset. Recovery of the regulatory asset will be addressed in future base rate proceedings.
Columbia of Massachusetts is participating in two working groups established by the Massachusetts DPU to focus on customer assistance and financial ratemaking matters. Customer assistance recommendations, which enable utilities to provide flexible payment arrangements to customers who need financial assistance, were provided to Massachusetts DPU on May 29, 2020. The Massachusetts DPU issued an order on June 26, 2020 approving the customer assistance recommendations and established reporting requirements. A financial ratemaking proposal, which includes the establishment of a regulatory asset for COVID-19 related expenses and semi-annual adjustments to cash working capital, is being reviewed and discussed by the working group, including a counterproposal from the Massachusetts Attorney General’s Office.
Columbia of Kentucky is engaging with peer utilities and is working closely with the Kentucky PSC on COVID-19 developments that impact customers and utility operations, including exploring flexible payment plans for customers who need financial assistance in order to mitigate the amount of uncollectible customer receivables and tracking COVID-19 related costs.

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
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	June 30, 2020	December 31, 2019
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$—
Commodity price risk programs	15.5	0.6
Total	$15.5	$0.6
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$—
Commodity price risk programs	8.5	3.8
Total	$8.5	$3.8
Risk Management Liabilities - Current
Interest rate risk programs	$108.3	$—
Commodity price risk programs	11.7	12.6
Total	$120.0	$12.6
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$141.8	$76.2
Commodity price risk programs	58.2	57.8
Total	$200.0	$134.0
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
Interest Rate Risk Management
As of June 30, 2020, we have forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by 2024. These interest rate swaps are designated as cash flow hedges. The gains and losses related to these swaps are recorded to AOCI and are recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (Loss) (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at June 30, 2020 and December 31, 2019.
Our derivative instruments measured at fair value as of June 30, 2020 and December 31, 2019 do not contain any credit-risk-related contingent features.

12. Fair Value

A. Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

Recurring Fair Value Measurements June 30, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2020
Assets
Risk management assets	$—	$24.0	$—	$24.0
Available-for-sale debt securities	—	155.2	—	155.2
Total	$—	$179.2	$—	$179.2
Liabilities
Risk management liabilities	$—	$320.0	$—	$320.0
Total	$—	$320.0	$—	$320.0

Recurring Fair Value Measurements December 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets
Risk management assets	$—	$4.4	$—	$4.4
Available-for-sale debt securities	—	154.2	—	154.2
Total	$—	$158.6	$—	$158.6
Liabilities
Risk management liabilities	$—	$146.6	$—	$146.6
Total	$—	$146.6	$—	$146.6

Risk Management Assets and Liabilities. Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2020 and December 31, 2019, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
We have entered into forward-starting interest rate swaps to hedge the interest rate risk on coupon payments of forecasted issuances of long-term debt. These derivatives are designated as cash flow hedges. Credit risk is considered in the fair value calculation of each agreement. As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and we can settle the contracts at any time. For additional information, see Note 11, "Risk Management Activities."
NIPSCO has entered into long-term forward natural gas purchase instruments that range from five to ten years to lock in a fixed price for its natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 11, “Risk Management Activities.”
Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly-owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2.
We adopted ASC 326 effective January 1, 2020. See "Recently Adopted Accounting Pronouncements" in Note 2, "Recent Accounting Pronouncements," for more information about ASC 326. Upon adoption of ASC 326, our available-for-sale debt securities impairments are recognized periodically using an allowance approach instead of an 'other than temporary' impairment model. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which security's fair value is less than its amortized cost basis. If the credit losses in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings instead of over-time as they would under historic guidance. During the six months ended June 30, 2020, we recorded $0.8 million as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at June 30, 2020 and December 31, 2019 were:

June 30, 2020 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$25.8	$0.5	$—	$—	$26.3
Corporate/Other debt securities	125.6	6.6	(2.5)	(0.8)	128.9
Total	$151.4	$7.1	$(2.5)	$(0.8)	$155.2

December 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$31.4	$0.1	$(0.1)	$—	$31.4
Corporate/Other debt securities	118.7	4.2	(0.1)	—	122.8
Total	$150.1	$4.3	$(0.2)	$—	$154.2
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $0 and $26.1 million, respectively, at June 30, 2020.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $17.2 million and $12.2 million, respectively, at December 31, 2019.
Realized gains and losses on available-for-sale securities were immaterial for the three and six months ended June 30, 2020 and 2019.
The cost of maturities sold is based upon specific identification. At June 30, 2020, approximately $4.2 million of U.S. Treasury debt securities and approximately $5.0 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets on a non-recurring basis, typically annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill.
As of June 30, 2020, the Massachusetts Business met the requirements under GAAP to be classified as held for sale, and the assets and liabilities of the Massachusetts Business are measured at fair value, less costs to sell. Our estimated total pre-tax loss for the three and six months ended June 30, 2020 is $84.4 million and $364.6 million, respectively. For additional information, see Note 7, "Assets and Liabilities Held for Sale."
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the three and six months ended June 30, 2020, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2020	Estimated Fair Value as of June 30, 2020	Carrying Amount as of Dec. 31, 2019	Estimated Fair Value as of Dec. 31, 2019
Long-term debt (including current portion)	$8,825.8	$10,493.6	$7,869.6	$8,764.4

13. Transfers of Financial Assets
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
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2020, the maximum amount of debt that could be recognized related to our accounts receivable programs is $350.0 million.
The following table reflects the gross receivables balance and net receivables transferred, as well as short-term borrowings related to the securitization transactions as of June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
Gross Receivables	$467.3	$569.1
Less: Receivables not transferred	153.8	215.9
Net receivables transferred	$313.5	$353.2
Short-term debt due to asset securitization	$313.5	$353.2
For the six months ended June 30, 2020 and 2019, $39.7 million and $79.2 million, respectively, was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.8 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively and $1.5 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
14. Goodwill
 The following presents our goodwill balance allocated by segment as of June 30, 2020:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,485.9	$—	$—	$1,485.9

For our annual goodwill impairment analysis performed as of May 1, 2020, we completed a quantitative "step 1" fair value measurement of our reporting units with a goodwill balance. This analysis incorporated the latest available income statement and cash flow projections, including significant, identifiable impacts of COVID-19 on the operations of each of our goodwill reporting units. We also incorporated other significant inputs to our fair value calculations, including discount rate and market multiples, to reflect current market conditions. The step 1 analysis performed indicated that the fair value of each reporting unit that is allocated goodwill significantly exceeded its carrying value. As a result, no impairment charge was recorded as of the May 1, 2020 test date.
While our annual goodwill impairment test was performed with a valuation date of May 1, 2020, we continue to monitor events and circumstances that may indicate that it is more likely than not that the fair value of our reporting units is less than the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
reporting unit carrying value, including the on-going evaluation of the impact of COVID-19. At June 30, 2020, we assessed events and circumstances related to COVID-19, including, but not limited to, general economic conditions, access to capital, developments in the equity and credit markets, the impact on NiSource's share price, the availability and cost of materials and labor, the impact on revenue and cash flow, and regulatory and political activity. The results of this assessment indicated that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values at June 30, 2020.
During the fourth quarter of 2019, in connection with the preparation of the year-end financial statements, we assessed the matters related to Columbia of Massachusetts (see Note 19-B, "Legal Proceedings") and determined a quantitative "step 1" impairment analysis was required for our Columbia of Massachusetts reporting unit. The December 31, 2019 impairment analysis indicated that the fair value of the Columbia of Massachusetts reporting unit was below its carrying value. As a result, we reduced the Columbia of Massachusetts reporting unit goodwill balance to zero and recognized a goodwill impairment charge totaling $204.8 million in 2019.
15. Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2020 and 2019, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2020 and 2019 were 491.7% and 19.6%, respectively. The effective tax rates for the six months ended June 30, 2020 and 2019 were (14.5)% and 20.3%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state income taxes and other permanent book-to-tax differences.
The increase in the three month effective tax rates of 472.1% in 2020 compared to 2019 is primarily attributable to the non-deductible payment in lieu of penalties, offset by increased amortization of excess deferred federal income tax liabilities and state income taxes.
The decrease in the six month effective tax rates of 34.8% in 2020 compared to 2019 is primarily attributed to the increased amortization of excess deferred federal income tax liabilities and lower state income taxes, offset by the non-deductible payment in lieu of penalties. See Note 7, "Assets and Liabilities Held for Sale," for additional information on the payment in lieu of penalties.
There were no material changes recorded in 2020 to our uncertain tax positions recorded as of December 31, 2019.
Other CARES Act Tax Matters. The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Under the provisions of the CARES Act, we have deferred payroll tax payments of approximately $9.9 million through June 30, 2020. We continue to monitor additional guidance to clarify provisions in the CARES Act (as well as under the TCJA) to determine if such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also possible that Congress and other agencies will enact additional legislation or policies in connection with COVID-19, and we will continue to assess the potential impacts of these developments on our financial position and results of operations. There are no material income tax impacts on our consolidated financial position, results of operations, and cash flows during the six months ended June 30, 2020.
16. Pension and Other Postretirement Benefits
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
For the six months ended June 30, 2020, we contributed $1.5 million to our pension plans and $11.5 million to our other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three and six months ended June 30, 2020 and 2019:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2020	2019	2020	2019
Components of Net Periodic Benefit Cost(1)
Service cost	$8.0	$7.3	$1.6	$1.3
Interest cost	13.5	18.2	3.9	4.8
Expected return on assets	(28.4)	(27.2)	(3.6)	(3.3)
Amortization of prior service credit	0.2	—	(0.5)	(0.8)
Recognized actuarial loss	8.7	11.4	1.3	0.5
Total Net Periodic Benefit Cost	$2.0	$9.7	$2.7	$2.5
(1)The service cost component and all non-service cost components of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (Loss) (unaudited).

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2020	2019	2020	2019
Components of Net Periodic Benefit Cost(1)
Service cost	$16.0	$14.6	$3.2	$2.6
Interest cost	27.0	36.4	7.8	9.6
Expected return on assets	(56.8)	(54.4)	(7.2)	(6.6)
Amortization of prior service credit	0.4	—	(1.0)	(1.6)
Recognized actuarial loss	17.4	22.8	2.6	1.0
Total Net Periodic Benefit Cost	$4.0	$19.4	$5.4	$5.0
(1)The service cost component and all non-service cost components of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (Loss) (unaudited).
17. Long-Term Debt
On April 13, 2020, we completed our issuance and sale of $1.0 billion of 3.60% senior unsecured notes maturing in 2030, which resulted in approximately $987.8 million of net proceeds after deducting commissions and expenses.
18. Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs and term loan agreement. Each of these borrowing sources is described further below.
We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. We had no outstanding borrowings under this facility as of June 30, 2020 and December 31, 2019.
Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had no commercial paper outstanding as of June 30, 2020 and $570.0 million of commercial paper outstanding as of December 31, 2019.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). We had $313.5 million in transfers as of June 30, 2020 and $353.2 million in transfers as of December 31, 2019. Refer to Note 13, "Transfers of Financial Assets," for additional information.
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
Short-term borrowings were as follows:

(in millions)	June 30, 2020	December 31, 2019
Commercial paper weighted-average interest rate of 2.03% at December 31, 2019	—	570.0
Accounts receivable securitization facility	313.5	353.2
Term loan interest rate of 0.93% and 2.40% at June 30, 2020 and December 31, 2019, respectively	850.0	850.0
Total Short-Term Borrowings	$1,163.5	$1,773.2
Other than for the term loan, revolving credit facility and certain commercial paper borrowings, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
19. Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of June 30, 2020 and December 31, 2019, we had issued stand-by letters of credit of $10.2 million.
We have provided guarantees related to our future performance under BTAs for our renewable generation projects. At June 30, 2020, our guarantees for the Rosewater and Indiana Crossroads BTAs totaled $34.0 million. In July 2020, the amount of the guarantees increased to $195.6 million with the signing of the Rosewater equity capital contribution agreement. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See “- D. Other Matters - NIPSCO 2018 Integrated Resource Plan,” below for more information.
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
We are subject to inquiries and investigations by government authorities and regulatory agencies regarding the Greater Lawrence Incident, including the Massachusetts DPU and the Massachusetts Attorney General's Office, as described below. We are cooperating with all inquiries and investigations. In addition, on February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney’s Office for the District of Massachusetts to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident, and on July 2, 2020, the Company and Columbia of Massachusetts entered into an agreement with the Massachusetts Attorney General’s Office (among other parties) to resolve the Massachusetts investigations, as described below.
NTSB Investigation. As previously disclosed, the NTSB concluded its investigation into the Greater Lawrence Incident, and we are implementing the one remaining safety recommendation resulting from the investigation.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Massachusetts Investigations. Under Massachusetts law, the Massachusetts DPU is authorized to investigate potential violations of pipeline safety regulations and to assess a civil penalty of up to $218,647 for a violation of federal pipeline safety regulations. A separate violation occurs for each day of violation up to $2.2 million for a related series of violations. The Massachusetts DPU also is authorized to investigate potential violations of the Columbia of Massachusetts emergency response plan and to assess penalties of up to $250,000 per violation per day, or up to $20.0 million per related series of violations. Further, as a result of the declaration of emergency by the Governor, the Massachusetts DPU is authorized to investigate potential violations of the Massachusetts DPU's operational directives during the restoration efforts and assess penalties of up to $1.0 million per violation. Pursuant to these authorities, the Massachusetts DPU is investigating Columbia of Massachusetts as described below, although a Settlement Agreement resolving the investigations is currently pending approval (as defined and further described below).
After the Greater Lawrence Incident, the Massachusetts DPU retained an independent evaluator to conduct a statewide examination of the safety of the natural gas distribution system and the operational and maintenance functions of natural gas companies in the Commonwealth of Massachusetts. Through authority granted by the Massachusetts Governor under the state of emergency, the Chair of the Massachusetts DPU has directed all natural gas distribution companies operating in the Commonwealth to fund the statewide examination. The statewide examination is complete. The Phase I report, which was issued in May 2019, included a program level assessment and evaluation of natural gas distribution companies. The Phase I report's conclusions were statewide and contained no specific conclusions about Columbia of Massachusetts. Phase II, which was focused on field assessments of each Massachusetts gas company, concluded in December 2019. The Phase II report made several observations about and recommendations to Massachusetts gas companies, including Columbia of Massachusetts, with regard to safety culture and assets. The final report was issued in late January 2020, and the Massachusetts DPU directed each natural gas distribution company operating in Massachusetts to submit a plan in response to the report no later than February 28, 2020. Columbia of Massachusetts submitted its plan on February 28, 2020.
On September 11, 2019, the Massachusetts DPU issued an order directing Columbia of Massachusetts to take several specific actions to address concerns related to service lines abandoned during the restoration work following the Greater Lawrence Incident and to furnish certain information and periodic reports to the Massachusetts DPU.
On October 1, 2019, the Massachusetts DPU issued four orders to Columbia of Massachusetts in connection with the service lines abandoned during the Greater Lawrence Incident restoration, which require: (1) the submission of a detailed work plan to the Massachusetts DPU, (2) the completion of quality control work on certain abandoned services, (3) the payment for a third-party independent audit, to be contracted through the Massachusetts DPU, of all gas pipeline work completed as part of the incident restoration effort, and (4) prompt and full response to any requests for information by the third-party auditor. The Massachusetts DPU retained an independent evaluator to conduct this audit, and that third party evaluated compliance with Massachusetts and federal law, as well as any other operational or safety risks that may be posed by the pipeline work. The audit scope also included Columbia of Massachusetts' operations in the Lawrence Division and other service territories as appropriate.
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
On October 3, 2019, the Massachusetts DPU notified Columbia of Massachusetts that, absent Massachusetts DPU approval, it is currently allowed to perform only emergency work on its gas distribution system throughout its service territories in Massachusetts. The restrictions do not apply to Columbia of Massachusetts’ work to address the previously identified issues with abandoned service lines and valve boxes in the Greater Lawrence, Massachusetts area. Columbia of Massachusetts is subject to daily monitoring by the Massachusetts DPU on any work that Columbia of Massachusetts conducts in Massachusetts. Such restrictions on work remain in place until modified by the Massachusetts DPU.
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
On December 23, 2019, the Massachusetts DPU issued an order defining the scope of its investigation into the response of Columbia of Massachusetts related to the Greater Lawrence Incident. The Massachusetts DPU identified three distinct time frames in which Columbia of Massachusetts handled emergency response and restoration directly: (1) September 13-14, 2018, (2) September 21 through December 16, 2018 (the Phase I restoration), and (3) September 27, 2019 through completion of restoration of outages resulting from the gas release event in Lawrence, Massachusetts that occurred on September 27, 2019. The Massachusetts DPU determined that it is appropriate to investigate separately, for each time period described above, the areas of response, recovery and restoration for which Columbia of Massachusetts was responsible. The Massachusetts DPU noted that it also may investigate the continued restoration and related repair work that took place after December 16, 2018 and, depending on the outcome of that investigation, may deem it appropriate to consider that period of restoration as an additional separate time period.
The Massachusetts DPU also noted that its investigation into all of the above described time periods is ongoing and that if the Massachusetts DPU determines, based on its investigation, that it is appropriate to treat the separate time frames as separate emergency events, it may impose up to the maximum statutory penalty for each event, pursuant to Mass. G.L. c. 164 Section 1J. This provision authorizes the Massachusetts DPU to investigate potential violations of the Columbia of Massachusetts emergency response plan and to assess penalties of up to $250,000 per violation per day, or up to $20 million per related series of violations.
In connection with its investigation related to the Greater Lawrence Incident, on February 4, 2020, the Massachusetts Attorney General's Office issued a request for documents primarily focused on the restoration work following the incident.
On June 22, 2020, the independent evaluator engaged by the Massachusetts DPU pursuant to the October 1, 2019 orders referenced above issued its assessment of the gas pipeline work completed as part of the incident restoration effort. The assessment included recommendations for Columbia of Massachusetts.
On July 2, 2020, the Massachusetts DPU notified Columbia of Massachusetts that all non-emergency related work to be conducted at regulator stations is suspended and directed the company to perform a review of all of its records related to regulator station facilities within the distribution system, upon completion of which Columbia of Massachusetts shall provide its findings and action plan to the Massachusetts DPU.
On July 2, 2020, NiSource, Columbia of Massachusetts, Eversource and Eversource Gas Company of Massachusetts, a wholly-owned subsidiary of Eversource (“EGMA”), filed with the Massachusetts DPU a joint petition for the approval of the purchase and sale of the Massachusetts Business (the "Transaction") as contemplated by the Asset Purchase Agreement and a proposed multi-year rate plan. The Asset Purchase Agreement provides for various closing conditions, including the receipt of the approval of the Massachusetts DPU and the final resolution or termination of all pending actions, claims and investigations, lawsuits or other legal or administrative proceedings against Columbia of Massachusetts and its affiliates under the jurisdiction of the Massachusetts DPU and all future actions, claims and investigations, lawsuits or other legal or administrative proceedings against NiSource, Columbia of Massachusetts and their affiliates relating to the Greater Lawrence Incident under the jurisdiction of the Massachusetts DPU, each as determined by NiSource in its reasonable discretion (the “DPU Required Resolution”).
The petition includes and seeks approval of a settlement agreement executed on July 2, 2020 (the “Settlement Agreement”) among, NiSource, Columbia of Massachusetts, Eversource, EGMA, the Massachusetts Attorney General’s Office ("Massachusetts AGO"), the Massachusetts Department of Energy Resources ("DOER"), and the Low-Income Weatherization and Fuel Assistance Program Network (together with NiSource, Columbia of Massachusetts, Eversource, EGMA, the Massachusetts AGO and the DOER, the “Settling Parties”). The Settlement Agreement is conditioned on its approval in full by the Massachusetts DPU no later than September 30, 2020.
If the Massachusetts DPU does not approve the Settlement Agreement in its entirety by September 30, 2020, or if, for any reason, the closing of the Transaction does not take place, the Settlement Agreement will be null and void, even if already approved by the Massachusetts DPU. Notwithstanding the foregoing, the Massachusetts Attorney General may, in her sole discretion, or DOER may, in its sole discretion, rescind the Settlement Agreement in its entirety prior to the Massachusetts

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
DPU’s issuance of an order approving the Settlement Agreement; provided that notice of such rescission must be filed, or submitted electronically, in writing with the Massachusetts DPU. The Settling Parties agree that the requested date of September 30, 2020 for the approval of the Settlement Agreement may be extended upon the mutual consent of the Settling Parties and notification of such extension to the Massachusetts DPU.
Set forth below are descriptions of the provisions of the Settlement Agreement related to the DPU Required Resolution. The Settlement Agreement includes other provisions, including generally provisions related to ratemaking and activities of Eversource and EGMA to occur after the closing of the Transaction and other conditions, as further described in the Settlement Agreement.
Termination of Massachusetts DPU Regulatory Matters. Under the Settlement Agreement, the Settling Parties agree that the terms of the Settlement Agreement achieve the DPU Required Resolution under the Asset Purchase Agreement. Further, under the Settlement Agreement, Columbia of Massachusetts takes responsibility for the Greater Lawrence Incident and does not contest facts in the record sufficient to support the Massachusetts DPU’s investigations into pipeline safety and emergency response in the two public investigations that the Massachusetts DPU opened pursuant to the October 25, 2019 orders referenced above (DPU 19-140 and 19-141, respectively). If adjudicated, Columbia of Massachusetts could be subject to the payment of penalties potentially up to the maximum allowed by law.
The Settling Parties also agree that, upon the closing of the Transaction, (1) all pending actions, claims, investigations, lawsuits and proceedings against NiSource, Columbia of Massachusetts and their affiliates, and all of the respective directors, officers, employees, agents and representatives of NiSource and Columbia of Massachusetts and their affiliates (such entities and individuals, collectively referred to as the “Discharged Persons”), under the Massachusetts DPU’s jurisdiction, shall be considered settled, resolved, and terminated; and (2) all future actions, claims, investigations, lawsuits and proceedings, whether known or unknown, against the Discharged Persons, in each case, relating to, arising out of, or in connection with the Greater Lawrence Incident (as defined in the Asset Purchase Agreement), under the jurisdiction of the Massachusetts DPU shall be considered settled, resolved, and terminated. This includes the Massachusetts DPU’s investigations into pipeline safety and emergency response in DPU 19-140 and 19-141, respectively, as well as any other regulatory matters that could have been raised by the Massachusetts DPU relating to, arising out of, or in connection with the Greater Lawrence Incident.
The Settling Parties also agree that, upon the closing of the Transaction, all pending actions, claims, investigations, lawsuits, and proceedings against the Discharged Persons, which are the subject of the Consent Order, shall be settled, resolved, and terminated. The “Consent Order” is a consent order the Massachusetts DPU will be issuing in DPU 19-140, including Compliance Actions (as defined in the Consent Order) that correspond to the entirety of cases pending before the Massachusetts DPU. The Settling Parties further agreed, upon the closing of the Transaction, that the Consent Order (and the Massachusetts DPU’s associated Compliance Actions) addresses all outstanding pipeline safety compliance investigations, inquiries, or ongoing matters, regardless of whether subject to notices of probable violations (NOPVs) or related to the Greater Lawrence Incident, existing as of the execution date of the Settlement Agreement.
Termination of Massachusetts AGO Matters. Under the Settlement Agreement, the Settling Parties agree that, upon the closing of the Transaction, the Settlement Agreement shall constitute receipt from the Massachusetts AGO of an agreement, settlement, compromise, and consent: (1) to terminate with prejudice all pending actions, claims, lawsuits, investigations, or proceedings under the jurisdiction of the Massachusetts AGO against the Discharged Persons relating, arising out of, or in connection with, the Greater Lawrence Incident; and (2) not to commence on its own behalf any new action, claim, lawsuit, investigation or proceeding against any of the Discharged Persons relating, arising out of, or in connection with, the Greater Lawrence Incident.
Payment in Lieu of Penalties. Under the Settlement Agreement, the Settling Parties agree that, at the closing of the Transaction, NiSource will make a payment in lieu of penalties in full settlement of all of the pending and potential claims, lawsuits, investigations or proceedings settled by and released by the Settlement Agreement in the amount of $56.0 million. This payment will be withheld from the proceeds received from Eversource at the closing of the Transaction. See Note 7, "Assets and Liabilities Held for Sale," for additional information.
Energy Relief Fund. Under the Settlement Agreement, the Settling Parties agree that the funds derived from the NiSource payment described above will be used to create an “Energy Relief Fund,” comprised of two components, designated as the “Merrimack Valley Renewal Fund” and the “Arrearage Forgiveness Fund,” in each case as further described in the Settlement Agreement. The Merrimack Valley Renewal Fund shall be jointly administered by the Massachusetts AGO and DOER. The Arrearage Forgiveness Fund shall be jointly administered by the Massachusetts AGO and Eversource.

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
On March 9, 2020, Columbia of Massachusetts entered its guilty plea pursuant to the Plea Agreement, which the Court accepted. Subsequently, Columbia of Massachusetts and the U.S. Attorney’s Office modified the Plea Agreement. On June 23, 2020, the Court sentenced Columbia of Massachusetts in accordance with the terms of the modified Plea Agreement. Under the modified Plea Agreement, Columbia of Massachusetts is subject to the following terms, among others: (i) a criminal fine in the amount of $53,030,116 paid within 30 days of sentencing; (ii) a three year probationary period that will terminate early upon a sale of Columbia of Massachusetts or a sale of its gas distribution business to a qualified third-party buyer consistent with certain requirements, but in no event before the end of the one-year mandatory period of probation; (iii) compliance with each of the NTSB recommendations stemming from the Greater Lawrence Incident; and (iv) employment of an in-house monitor until the end of the term of probation or until the sale of Columbia of Massachusetts or its gas distribution business, whichever is earlier. Columbia of Massachusetts has retained the in-house monitor.
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
Shareholder Derivative Lawsuit. On April 28, 2020, a shareholder derivative lawsuit was filed by the City of Detroit Police and Fire Retirement System in the United States District Court for the District of Delaware against certain of the Company’s current and former directors, alleging breaches of fiduciary duty with respect to the pipeline safety management systems relating to the distribution of natural gas prior to the Greater Lawrence Incident and also including claims related to the Company’s proxy statement disclosures regarding its safety systems. The remedies sought include damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of any unjust enrichment. The defendants have filed a motion to dismiss the lawsuit. Because of the preliminary nature of this lawsuit, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.
Financial Impact. Since the Greater Lawrence Incident, we have recorded expenses of approximately $1,039 million for third-party claims and fines, penalties and settlements associated with government investigations. We estimate that total costs related to third-party claims and fines, penalties and settlements associated with government investigations resulting from the incident will range from $1,039 million to $1,055 million, depending on the number, nature, final outcome and value of third-party claims and the final outcome of government investigations. With regard to third-party claims, these costs include, but are not limited to, personal injury and property damage claims, damage to infrastructure, business interruption claims, and mutual aid payments to other utilities assisting with the restoration effort. These costs do not include costs of certain third-party claims and fines, penalties or settlements associated with government investigations that we are not able to estimate. These costs also do not include non-claims related and government investigation-related legal expenses resulting from the incident, the capital cost of the pipeline replacement and the payment in lieu of penalties, which are set forth in " - D. Other Matters - Greater Lawrence Incident Restoration," "- Greater Lawrence Incident Pipeline Replacement," and Note 7, "Assets and Liabilities Held for Sale," respectively.
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
As of June 30, 2020 and December 31, 2019, we had recorded a liability of $97.4 million and $104.4 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities." We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
ACE Rule. On July 8, 2019, the EPA published the final ACE rule, which establishes emission guidelines for states to use when developing plans to limit carbon dioxide at coal-fired electric generating units based on heat rate improvement measures. The coal-fired units at NIPSCO’s R.M. Schahfer Generating Station and Michigan City Generating Station are potentially affected sources, and compliance requirements for these units, which NIPSCO plans to retire by 2023 and 2028, respectively, will be determined by future Indiana rulemaking. The ACE rule notes that states have “broad flexibility in setting standards of performance for designated facilities” and that a state may set a “business as usual” standard for sources that have a remaining useful life “so short that imposing any costs on the electric generating unit is unreasonable.” State plans are due by 2022, and the EPA will have six months to determine completeness and then one additional year to determine whether to approve the submitted plan. States have the discretion to determine the compliance period for each source. As a result, NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.

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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2020. Our total estimated liability related to the facilities subject to remediation was $92.0 million and $102.2 million at June 30, 2020 and December 31, 2019, respectively. The liability represents our best estimate of the probable cost to remediate the facilities. We believe that it is reasonably possible that remediation costs could vary by as much as $20 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In the second quarter of 2020, the MISO approved NIPSCO's plan to retire the R.M. Schahfer Generating Station units in 2023. In accordance with ASC 980-360, the net book value of certain plant and equipment for the R.M. Schahfer Generating Station units was reclassified from "Net utility plant" to "Other property, at cost, less accumulated depreciation" on the Condensed Consolidated Balance Sheets (unaudited). The December 2019 NIPSCO electric rate case order included approval to create a regulatory asset upon the retirement of R.M. Schahfer Generating Station units in 2023. The order allows for the recovery of and on the net book value of the units by the end of 2032. Refer to Note 8, "Property, Plant and Equipment" for further information.
In connection with the MISO's approval of NIPSCO's planned retirement of the R.M. Schahfer Generating Station units, we recorded $4.6 million of plant retirement-related charges in the second quarter of 2020. These charges were comprised of write downs of certain capital projects that have been cancelled and materials and supplies inventory balances deemed obsolete due to the planned retirement. These charges are presented within "Operation and maintenance" on the Condensed Statements of Consolidated Income (Loss). As the retirement date approaches and more information becomes available, additional plant retirement-related charges may be incurred.
In connection with the planned retirement of the Schahfer Generating Station and Michigan City Generating Station units, the current capacity replacement plan includes lower-cost, reliable, cleaner energy resources to be obtained through a combination of NIPSCO ownership and PPAs. To this effect, NIPSCO has entered into a number of agreements with counterparties, as described below.
In January 2019, NIPSCO executed a 20 year PPA, referred to as the Jordan Creek PPA, to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. The facility supplying the energy will have a nameplate wind capacity of approximately 400 MW. NIPSCO submitted the Jordan Creek PPA to the IURC for approval in February 2019 and the IURC approved the Jordan Creek PPA on June 5, 2019. Payments under the Jordan Creek PPA will not begin until the associated generation facility is constructed by the owner / seller, which is currently scheduled to be complete by the end of 2020. NIPSCO is monitoring any possible impact COVID-19 may have on the expected completion date of this project.
Also in January 2019, NIPSCO executed a BTA, referred to as the Rosewater BTA, with a developer to construct a renewable generation facility with a nameplate wind capacity of approximately 100 MW. Ownership of the facility will be transferred to a joint venture whose members include NIPSCO, the developer and an unrelated tax equity partner. NIPSCO and the tax equity partner will make cash contributions to the partnership at the date construction is substantially complete. The aforementioned joint venture is expected to be fully owned by NIPSCO after the wind PTCs are monetized from the project (approximately 10 years after the facility goes into service). NIPSCO's purchase requirement under the Rosewater BTA is dependent on satisfactory approval of the Rosewater BTA by the IURC, successful execution of an agreement with a tax equity partner and timely completion of construction. NIPSCO submitted the Rosewater BTA to the IURC for approval in February 2019 and the IURC approved the Rosewater BTA on August 7, 2019. The required FERC approvals for the project were received in December 2019. NIPSCO executed an equity capital contribution agreement with a tax equity partner in July 2020. Construction of the facility is scheduled to be completed by the end of 2020; however, this project could experience a construction delay due to COVID-19. NIPSCO is continuing to monitor the impact of COVID-19.
On October 1, 2019, NIPSCO announced the opening of its next round of RFP to consider potential resources to meet the future electric needs of its customers. The RFP closed on November 20, 2019, and NIPSCO continues to evaluate the results. NIPSCO is considering all sources in the RFP process and is expecting to obtain adequate resources to facilitate the retirement of the R.M. Schahfer Generation Station in 2023. The planned replacement in 2023 of approximately 1,400 MW from this coal-fired generation station could provide incremental capital investment opportunities for 2022 and 2023. Currently, half of the capacity in the replacement plan is targeted to be owned by joint ventures that will include NIPSCO and unrelated financial investors as the members. The remaining new capacity is expected to be primarily in the form of PPAs. NIPSCO has initiated the appropriate regulatory compliance filings related to the new capacity, starting with two solar PPAs filed with the IURC in July 2020. We expect to continue finalizing agreements with counterparties and initiating regulatory compliance filings into 2021.
In October 2019, NIPSCO executed a BTA, referred to as the Indiana Crossroads BTA, with a developer to construct an additional renewable generation facility with a nameplate wind capacity of approximately 300 MW. Ownership of the facility will be transferred to a joint venture whose members include NIPSCO, the developer and an unrelated tax equity partner. NIPSCO and the tax equity partner will make cash contributions to the partnership at the date construction is substantially complete. The aforementioned joint venture is expected to be fully owned by NIPSCO after the wind PTCs are monetized from the project (approximately 10 years after the facility goes into service). NIPSCO's purchase requirement under the Indiana

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Crossroads BTA is dependent on satisfactory approval of the Indiana Crossroads BTA by the IURC, successful execution of an agreement with a tax equity partner, and timely completion of construction. NIPSCO submitted the Indiana Crossroads BTA to the IURC for approval on October 22, 2019, and the IURC approved the Indiana Crossroads BTA on February 19, 2020. Required FERC filings are expected to be filed in the second half of 2020. Construction of the facility is expected to be completed by the end of 2021.
In June 2020, NIPSCO executed three additional 20 year PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. The facilities supplying the energy will have a combined nameplate solar capacity of approximately 500 MW and 30 MW storage capacity. NIPSCO's purchase requirement under the PPAs is dependent on satisfactory approval of the PPAs by the IURC. NIPSCO submitted two of the PPAs to the IURC for approval in July 2020. NIPSCO plans to submit the third PPA to the IURC for approval in the second half of 2020. If approved by the IURC, payments under the PPAs will not begin until the associated generation facilities are constructed by the owner / seller, which is expected to be complete by the second quarter of 2023.
On May 1, 2020, President Donald Trump issued an executive order (the “EO”) prohibiting any transaction initiated after that day that (i) involves bulk-power system equipment designed, developed, manufactured or supplied by persons owned by, controlled by or subject to the jurisdiction or direction of a foreign adversary and (ii) poses an unacceptable risk to national security. The EO directs the U.S. Secretary of Energy to issue implementing regulations by September 28, 2020. The EO also requires the U.S. Secretary of Energy to review the risk of existing bulk-power system equipment sourced from foreign adversaries and to establish a task force to review and recommend federal procurement policies and procedures consistent with the considerations identified in the EO. In the future, certain bulk-power system equipment owned or operated by NiSource could possibly be considered to be sourced from a foreign adversary within the meaning of the EO.
Greater Lawrence Incident Restoration. In addition to the amounts estimated for third-party claims and fines, penalties and settlements associated with government investigations described above, since the Greater Lawrence Incident, we have recorded expenses of approximately $436 million for other incident-related costs. We estimate that total other incident-related costs will range from $445 million and $455 million, depending on the incurrence of costs associated with resolving outstanding inquiries and investigations discuss above in " - B. Legal Proceedings." Such costs include certain consulting costs, legal costs, vendor costs, claims center costs, labor and related expenses incurred in connection with the incident, and insurance-related loss surcharges. The amounts set forth above do not include the capital cost of the pipeline replacement, which is set forth below, or any estimates for fines and penalties, which are discussed above in " - B. Legal Proceedings."
As discussed in "- B. Legal Proceedings," the aggregate amount of third-party liability insurance coverage available for losses arising from the Greater Lawrence Incident is $800 million. We have collected the entire $800 million. Expenses related to the incident have exceeded the total amount of insurance coverage available under our policies.
The following table summarizes expenses incurred and insurance recoveries recorded since the Greater Lawrence Incident. This activity is presented within "Operation and maintenance" and "Other, net' in our Condensed Statements of Consolidated Income (Loss) (unaudited).

	Total Costs Incurred through	Costs Incurred during the Three Months Ended	Costs Incurred during the Six Months Ended
(in millions)	December 31, 2019	June 30, 2020		Incident to Date
Third-party claims	$1,041	$(2)	$(2)	$1,039
Other incident-related costs	420	7	16	436
Total	1,461	5	14	1,475
Insurance recoveries recorded	(800)	—	—	(800)
Total costs incurred	$661	$5	$14	$675
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
We have invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the full cost of the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. We are currently unable to predict the timing or amount of any insurance recovery under the property policy. This pipeline replacement cost is part of the Massachusetts Business that is classified as held for sale at June 30, 2020. The assets and liabilities of the Massachusetts Business have been recorded at fair value, less costs to sell, which has resulted in a loss being recorded as of June 30, 2020. See Note 7, "Assets and Liabilities Held for Sale," for additional information.
State Income Taxes Related to Greater Lawrence Incident Expenses. As of December 31, 2018, expenses related to the Greater Lawrence Incident were $1,023 million. In the fourth quarter of 2019, we filed an application for Alternative Apportionment with the MA DOR to request an allocable approach to these expenses for purposes of Massachusetts state income taxes, which, if approved, would result in a state deferred tax asset of approximately $50 million, net. The MA DOR issued a denial during the first quarter of 2020. We filed an application for abatement in the second quarter of 2020 and believe it is reasonably possible that the application will be accepted or an alternative method will be proposed by the MA DOR within the next six to nine months.
Voluntary Separation Program. On August 5, 2020, we commenced a voluntary separation program for certain employees. Expense for the voluntary separation program will be recognized in the period when the employee accepts the offer, absent a retention period. Otherwise, expense will be recognized over the remaining service period. Employee acceptance under the voluntary separation program is determined by management based on facts and circumstances of the benefits being offered. As the voluntary separation program commenced August 5, 2020, and benefits are dependent upon the employees who elect to participate in, and ultimately qualify for, the program, we did not recognize any expense for the program for the three and six months ended June 30, 2020.
20. Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

Three Months Ended June 30, 2020 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2020	$(2.1)	$(210.5)	$(18.0)	$(230.6)
Other comprehensive income before reclassifications	6.0	2.7	—	8.7
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	0.3	—
Net current-period other comprehensive income	5.7	2.7	0.3	8.7
Balance as of June 30, 2020	$3.6	$(207.8)	$(17.7)	$(221.9)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Six Months Ended June 30, 2020 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2020	$3.3	$(77.2)	$(18.7)	$(92.6)
Other comprehensive income (loss) before reclassifications	0.8	(130.6)	0.4	(129.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.5)	—	0.6	0.1
Net current-period other comprehensive income (loss)	0.3	(130.6)	1.0	(129.3)
Balance as of June 30, 2020	$3.6	$(207.8)	$(17.7)	$(221.9)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended June 30, 2019 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2019	$0.4	$(32.3)	$(20.9)	$(52.8)
Other comprehensive income (loss) before reclassifications	2.3	(30.5)	—	(28.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	0.4	0.2
Net current-period other comprehensive income (loss)	2.1	(30.5)	0.4	(28.0)
Balance as of June 30, 2019	$2.5	$(62.8)	$(20.5)	$(80.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Six Months Ended June 30, 2019 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2019	$(2.4)	$(13.0)	$(21.8)	$(37.2)
Other comprehensive income (loss) before reclassifications	5.0	(49.8)	0.5	(44.3)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	—	0.8	0.7
Net current-period other comprehensive income (loss)	4.9	(49.8)	1.3	(43.6)
Balance as of June 30, 2019	$2.5	$(62.8)	$(20.5)	$(80.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

21. Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Interest income	$1.4	$1.2	$3.1	$3.3
AFUDC equity	1.4	2.5	3.1	4.2
Pension and other postretirement non-service cost	3.1	(3.1)	5.8	(5.9)
Miscellaneous	0.6	(0.9)	(0.1)	(2.6)
Total Other, net	$6.5	$(0.3)	$11.9	$(1.0)

22. Business Segment Information
At June 30, 2020, our operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating Revenues
Gas Distribution Operations
Unaffiliated	$606.3	$603.8	$1,834.3	$2,042.6
Intersegment	3.0	3.3	6.0	6.6
Total	609.3	607.1	1,840.3	2,049.2
Electric Operations
Unaffiliated	356.2	406.4	733.5	837.2
Intersegment	0.2	0.2	0.4	0.4
Total	356.4	406.6	733.9	837.6
Corporate and Other
Unaffiliated	0.2	0.2	0.4	0.4
Intersegment	100.7	114.2	207.4	225.3
Total	100.9	114.4	207.8	225.7
Eliminations	(103.9)	(117.7)	(213.8)	(232.3)
Consolidated Operating Revenues	$962.7	$1,010.4	$2,568.2	$2,880.2
Operating Income (Loss)
Gas Distribution Operations	$1.7	$379.0	$80.2	$654.4
Electric Operations	86.9	85.7	165.4	180.7
Corporate and Other	3.1	(1.2)	(5.7)	2.6
Consolidated Operating Income	$91.7	$463.5	$239.9	$837.7

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
We are an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are fully regulated natural gas and electric utility companies serving customers in seven states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Gas Distribution Operations and Electric Operations.
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
COVID-19: During the first quarter of 2020, the United States and countries around the globe were impacted by the outbreak of COVID-19. On March 11, 2020, the WHO declared the outbreak of COVID-19 to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had and continue to have a significant adverse impact upon many sectors of the economy.
We provide essential natural gas and electric services. The safety of our employees and customers, while providing these essential services during the COVID-19 pandemic, is paramount. Since March, 2020, we have taken a proactive, coordinated approach intended to prevent, mitigate and respond to COVID-19 by utilizing our Incident Command System (ICS), which includes members of our executive council, a medical review professional, and members of functional teams from across our company. The ICS monitors state-by-state conditions and determines steps to conduct our operations safely for employees and customers. This includes, without limitation, assessing COVID-19 cases, conditions and mandates by location, utilizing employee and customer health and mitigation plans, utilizing technology to maximize work-from-home capabilities, securing appropriate personal protective equipment and cleaning facilities, coordinating customer, employee and stakeholder messaging, and monitoring impacts to supply chain and contractor networks. We are also monitoring guidance from the Centers for Disease Control (CDC), as well as local, state and federal agencies.
We have implemented procedures designed to protect our employees who work in the field and who continue to work in operational and corporate facilities, including social distancing, wearing face coverings, temperature checks and more frequent cleaning of equipment and facilities. We have also implemented work-from-home policies. We have minimized non-essential work that requires an employee to enter a customer premise and limiting company vehicle occupancy to one person. We continue to employ physical and cyber-security measures to ensure that our operational and support systems remain functional. Our actions to date have mitigated the impact of COVID-19 on our employees. We have had a limited amount of known COVID cases within our company. We will continue to follow CDC guidance and implement safety measures to ensure our employees and customer safety during this pandemic.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

We have suspended shut-offs for non-payment and late payment charges in response to the COVID-19 pandemic. These suspensions apply to residential, commercial and industrial customers and are expected to remain in effect though the third or fourth quarters of 2020, depending on requirements provided by state regulatory commissions. In addition, we are offering more flexible payment plans to customers impacted or experiencing hardship as a result of COVID-19. The CARES Act was enacted on March 27, 2020 and provides monetary-relief and financial aid to individuals, business, nonprofits, states and municipalities. We are continuing to promote multiple resources available to customers including benefits from the CARES Act, such as additional funding for both the Low-Income Home Energy Assistance Program and the Community Services Block Grant to help support income-qualified customers. We are sharing energy efficiency tips to help customers save energy at home and promoting our budget plan program, which allows customers to pay about the same amount each month.
We continue to have interactions with the state regulatory commissions for each of our operating companies regarding COVID-19. These interactions primarily focus on steps we are taking to safely maintain essential services, including waivers of certain regulatory requirements, where needed, to allow for continued safe operations. We are also engaging regulators to address the short-term and long-term economic impact COVID-19 has, and may continue to have, on our customers and our operations. Regulatory deferrals have been allowed by the state regulatory commissions in Maryland, Ohio, Virginia, Pennsylvania and Indiana. For information on the impact of COVID-19 regulatory filings, see Note 10, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
COVID-19 has resulted in new federal and state laws. Under the provisions of the CARES Act, we have deferred payroll tax payments of approximately $9.9 million through June 30, 2020. We believe the deferral of payroll tax payments could provide a cash flow benefit by delaying about $30.0 million of 2020 payroll tax payments, of which 50% would be due at the end of 2021 and the remaining 50% would be due at the end of 2022. Given the recent enactment of the CARES Act and additional guidance issued by the IRS, we are currently evaluating the impact of the employer payroll tax credits and other potentially applicable provisions. For information on the impact of the CARES Act on Income Taxes, see Note 15, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited).
COVID-19 has impacted our results of operation in the first half of 2020. As a result of COVID-19, we have experienced, and expect to continue to experience, changes in the demand for gas and electric. For the six months ended June 30, 2020, usage was lower compared to same period in 2019, with approximately $17.8 million in lower usage revenue primarily attributable to lower gas and electric commercial and industrial demand resulting from COVID-19, partially offset by higher residential demand primarily attributable to COVID-19 that resulted in higher residential usage revenue of approximately $6.9 million. Also, for the six months ended June 30, 2020, revenue from late payment and reconnections fees were lower compared to the same period in 2019, with approximately $3.8 million in reduced revenue primarily attributable to COVID-19. During the six months ended June 30, 2020, we incurred approximately $10.8 million in expenses for personal protective equipment and other COVID-19 related services and supplies, as well as higher bad debt expense in comparison to the same period in 2019 of approximately $7.2 million primarily resulting from economic conditions, as well as the suspension of shut-offs for non-payment. We did experience lower cash flows from operations in the second quarter of 2020 in comparison to the second quarter 2019; however, we believe we have sufficient liquidity for the next 12 to 24 months as a result of the refinancing of our $850 million term loan on April 1, 2020, the issuance of $1.0 billion notes on April 13, 2020, the anticipated cash proceeds from the sale of the Massachusetts Business that we expect to close by the end of the third quarter of 2020 or shortly thereafter, the available capacity under our short-term revolving credit facility and accounts receivable securitization facilities, and our ability to access capital markets. We have reduced our expected 2020 capital investments by $145 million to conserve cash. There are no other changes to our capital construction programs or our renewable generation projects. While we have not experienced any significant issues in our supply chain, we are actively managing the materials, supplies, and contract services for our generation, transmission, distribution, and customer services functions.
We are continuously evaluating and monitoring the impact of COVID-19 on our operating results and liquidity. We believe our future operating results and liquidity will be impacted by COVID-19. Such impact of COVID-19 includes, but is not limited to:
•Lower revenue and cash flow during the second half of 2020, in comparison to the second half of 2019, resulting from the decrease in commercial and industrial gas and electric demand as businesses comply with re-opening plans in each state and as businesses experience negative economic impact from COVID-19, potentially offset by higher residential demand.
•Lower revenue and cash flow during the second half of 2020, in comparison to the second half of 2019, due to the continuing suspension of late payment and reconnection fees.
•A decline in revenue in 2021 due to an increase in customer attrition rates, as well as lower revenue growth if customer additions slow due to a prolonged economic downturn.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•A continued increase in bad debt and decrease in cash flows in the second half of 2020 and into 2021 resulting from the suspension of shut-offs and the inability of our customers to pay for their gas and electric service due to job loss or other factors, partially offset by regulatory deferral.
•A continued delay in cash flows in 2020 as customers utilized the more flexible payment plans.
•A sustained increase in COVID-19 related materials, supplies and contract services costs during the second half of 2020, partially offset by any allowed regulatory deferral of incremental COVID-19 related expenses, a reduction in non-safety related employee and administrative expenses, and efforts to address dis-synergies and improve efficiencies.
•An increase in internal labor costs from higher overtime costs in the second half of 2020.
•The impact of the employer payroll tax credit and payroll tax payment deferral under the CARES Act. As discussed above, we believe the deferral of payroll tax payments could provide a cash flow benefit in 2020 by delaying about $30.0 million of payroll tax payments. The IRS has issued additional guidance related to the employer tax credit as recently as mid-June, and we are currently evaluating the impact of the employer payroll tax credits.

In addition, we are monitoring the following areas that could impact our operating results and liquidity:
•A delay in cash flows in the event that the sale of the Massachusetts Business does not close by the end of the third quarter of 2020 or shortly thereafter, which could impact our liquidity.
•Future volatility in the capital and credit markets that could impact our liquidity by limiting our access to capital or increasing the cost of capital.
•A deterioration in market conditions that could reduce our reporting units' fair values below their carrying values, resulting in future goodwill impairment charges. Currently, we have no impairments related to goodwill or long lived assets.
•A potential increase in future pension expense and pension funding requirements due to the degradation of interest rates and capital market conditions. Any increase in pension expense would not be determined until the year-end remeasurement or at an interim remeasurement if triggered by higher than expected lump sum payments. We expect to trigger an interim remeasurement during the second half of 2020 due to higher than expected lump sum payments.
•Potential delays in capital construction projects, including the impact on our renewable generation projects.
•A potential reduction in labor availability and productivity due to the health impact COVID-19 could have on our employees and contractors.
•The potential for delayed state regulatory filings, regulatory approvals and recovery of invested capital.
•The impact of any new state regulatory actions and federal laws.

This is an evolving situation, and we cannot predict the extent or duration of the outbreak, or the total effects on the global, national or local economy, or our operations or financial results. We will continue to monitor developments affecting our workforce, customers, suppliers and operations and take additional measures as needed in an effort to help mitigate the impacts of the COVID-19 pandemic on our company and in our communities.
Greater Lawrence Incident: The Greater Lawrence Incident occurred on September 13, 2018. The following table summarizes expenses incurred and insurance recoveries recorded since the Greater Lawrence Incident. The amounts set forth in the table below do not include the estimated capital cost of the pipeline replacement described below and as set forth in Note 19- D, "Other Matters - Greater Lawrence Pipeline Replacement," in the Notes to Condensed Consolidated Financial Statements (unaudited).

	Total Costs Incurred through	Costs Incurred during the Three Months Ended	Costs Incurred during the Six Months Ended
(in millions)	December 31, 2019	June 30, 2020		Incident to Date
Third-party claims	$1,041	$(2)	$(2)	$1,039
Other incident-related costs	420	7	16	436
Total	1,461	5	14	1,475
Insurance recoveries recorded	(800)	—	—	(800)
Total costs incurred	$661	$5	$14	$675

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Inclusive of the $1,039 million of third-party claims and fines, penalties and settlements associated with government investigations recorded incident to date, we estimate that total costs related to third-party claims and fines, penalties and settlements associated with government investigations as set forth in Note 19, "Other Commitments and Contingencies - B. Legal Proceedings," will range from $1,039 million to $1,055 million, depending on the number, nature, final outcome and value of third-party claims and the final outcome of government investigations. These costs do not include costs of certain third-party claims and fines, penalties or settlements with government investigations that we are not able to estimate. These costs also do not include the payment in lieu of penalties, which is set forth in Note 7, "Assets and Liabilities Held for Sale."
We expect to incur a total of $445 million to $455 million in other incident-related costs, inclusive of the $436 million recorded for the incident to date, as set forth in Note 19, "Other Commitments and Contingencies - D. Other Matters - Greater Lawrence Incident Restoration."
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
We have invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the full cost of the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. We are currently unable to predict the timing or amount of any insurance recovery under the property policy. This pipeline replacement cost is part of the Massachusetts Business that is classified as held for sale at June 30, 2020. The assets and liabilities of the Massachusetts Business have been recorded at fair value, less costs to sell, which has resulted in a loss being recorded as of June 30, 2020. See Note 7, "Assets and Liabilities Held for Sale," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Refer to Note 19-B and D, "Legal Proceedings" and "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited), "Summary of Consolidated Financial Results," "Results and Discussion of Segment Operation - Gas Distribution Operations," and "Liquidity and Capital Resources" in this Management's Discussion for additional information related to the Greater Lawrence Incident.
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
Strategic Initiative: We have launched a multi-year, enterprise-wide strategic initiative to better leverage our current scale, improve our cost structure and drive long-term capabilities. This initiative is expected to support continued substantial capital investments in our long-term safety and modernization programs, as well as our electric generation strategy, providing value to both customers and investors. The repositioning of executive leadership roles and responsibilities in May 2020, the strategic initiative, and a voluntary separation program for certain employees, which commenced on August 5, 2020, are the first steps in a process designed to ensure that we are best positioned to support our enhanced focus on safety, operational excellence and customer value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and six months ended June 30, 2020 and 2019 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Operating Revenues	$962.7	$1,010.4	$(47.7)	$2,568.2	$2,880.2	$(312.0)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	188.4	253.5	(65.1)	650.8	933.8	(283.0)
Other Operating Expenses	682.6	293.4	389.2	1,677.5	1,108.7	568.8
Total Operating Expenses	871.0	546.9	324.1	2,328.3	2,042.5	285.8
Operating Income	91.7	463.5	(371.8)	239.9	837.7	(597.8)
Total Other Deductions, net	(90.5)	(94.4)	3.9	(178.0)	(190.7)	12.7
Income Taxes	5.9	72.2	(66.3)	(9.0)	131.2	(140.2)
Net Income (Loss)	(4.7)	296.9	(301.6)	70.9	515.8	(444.9)
Preferred dividends	(13.8)	(13.8)	—	(27.6)	(27.6)	—
Net Income (Loss) Available to Common Shareholders	(18.5)	283.1	(301.6)	43.3	488.2	(444.9)
Basic Earnings (Loss) Per Share	$(0.05)	$0.76	$(0.81)	$0.11	$1.31	$(1.20)
Basic Average Common Shares Outstanding	383.5	373.9	9.6	383.3	373.6	9.7
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
On a consolidated basis, we reported a net loss available to common shareholders of $18.5 million, or $0.05 per basic share for the three months ended June 30, 2020, compared to net income available to common shareholders of $283.1 million, or $0.76 per basic share for the same period in 2019. The decrease in income available to common shareholders during the second quarter of 2020 was primarily due to higher operating expenses due to insurance recoveries recorded in 2019, net of third-party claims and other costs, related to the Greater Lawrence Incident and an increase in the loss recorded for the classification as held for sale of the Massachusetts Business (see Note 7, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information). In addition, COVID-19 impacted our results of operation as we have experienced unfavorable changes in commercial and industrial demand for Electric Operations and unfavorable changes in industrial demand for Gas Distribution Operations, as well as incremental COVID-19 related expenses. These increases in expense and decreases in demand are partially offset by lower income taxes in the second quarter (see "Income Taxes" below).
For the six months ended June 30, 2020, we reported net income available to common shareholders of $43.3 million, or $0.11 per basic share compared to net income available to common shareholders of $488.2 million, or $1.31 per basic share for the same period in 2019. The drivers for this decrease were consistent with that of the quarter-to-date period, with the addition of lower gas distribution operating revenues due to the effects of warmer weather in 2020.
Operating Income
For the three months ended June 30, 2020, we reported operating income of $91.7 million compared to operating income of $463.5 million for the same period in 2019. The decrease in operating income was primarily due to higher operating expenses due to insurance recoveries recorded in 2019, net of third-party claims and other costs, related to the Greater Lawrence Incident and the loss recorded for the classification as held for sale of the Massachusetts Business (see Note 7, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information). In addition, COVID-19 impacted our results of operation as we have experienced unfavorable changes in the demand for gas and electric and incremental COVID-19 related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

For the six months ended June 30, 2020, we reported operating income of $239.9 million compared to operating income of $837.7 million for the same period in 2019. The drivers for this decrease were consistent with that of the quarter-to-date period, with the addition of lower gas distribution operating revenues due to the effects of warmer weather in 2020.
Other Deductions, net
Other deductions, net reduced income by $90.5 million in the second quarter of 2020 compared to a reduction in income of $94.4 million in the prior year. This change is primarily due to lower non-service pension costs driven by a decrease in the pension benefit obligations.
Other deductions, net reduced income by $178.0 million during the six months ended June 30, 2020 compared to a reduction in income of $190.7 million in the prior year. The drivers for this change were consistent with that of the quarter-to-date period.
Income Taxes
For the three and six months ended June 30, 2020, the decrease in income tax expense from 2019 to 2020 is primarily attributable to lower pre-tax income, increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, discrete items primarily related to the pre–tax book loss recorded for the classification as held for sale of the Massachusetts Business, adjusted for the non-deductible payment in lieu of penalties, tax effected at statutory tax rates.
Refer to Note 15, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
Capital Investment
For the six months ended June 30, 2020, we invested $819.3 million in capital expenditures across our gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of our gas distribution system, system modernization projects and maintaining our existing electric generation fleet.
We continue to execute on an estimated $30 billion in total projected long-term regulated utility infrastructure investments and expect to invest a total of approximately $1.7 to $1.8 billion in capital during 2020 as we continue to focus on growth, safety and modernization projects across our operating area.
Liquidity
A primary focus of ours is to ensure the availability of adequate financing to fund our ongoing safety and infrastructure investment programs, which typically involves the issuance of debt and/or equity. In addition, expenses related to the Greater Lawrence Incident have exceeded the total amount of insurance coverage available under our policies. During 2020, we took certain actions to enhance our liquidity. On April 1, 2020, we terminated and repaid in full our existing $850.0 million term loan agreement and entered into a new $850.0 million term loan agreement that matures March 31, 2021. Also, on April 13, 2020, we completed the issuance and sale of $1.0 billion of senior unsecured notes resulting in approximately $987.8 million of net proceeds.
Through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, term loan borrowings, long-term debt agreements, our ability to access the capital markets, and the expected proceeds from the potential sale of the Massachusetts Business (see Note 7, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information), we believe we have adequate capital available to fund our operating activities, capital expenditures, the effects of the Greater Lawrence Incident and the effects of COVID-19 for the next 12 to 24 months. As of June 30, 2020 and December 31, 2019, we had $1,982.0 million and $1,409.1 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities.
These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.” See the COVID-19 discussion in the introduction to the "Executive Summary" for discussion regarding the liquidity impact from COVID-19.
Regulatory Developments
During the quarter ended June 30, 2020, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all seven states of our operating area. We also continue to monitor COVID-19 related regulatory impact. Refer to Note 10, "Regulatory Matters" and Note 19-D "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for a complete discussion of key regulatory developments that have transpired during 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Financial and operational data for the Gas Distribution Operations segment for the three and six months ended June 30, 2020 and 2019 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Operating Revenues	$609.2	$607.1	$2.1	$1,840.2	$2,049.2	$(209.0)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	119.2	136.7	(17.5)	496.6	686.8	(190.2)
Operation and maintenance	263.1	(60.3)	323.4	593.2	391.0	202.2
Depreciation and amortization	86.8	99.4	(12.6)	183.3	196.8	(13.5)
Loss on classification as held for sale	84.4	—	84.4	364.6	—	364.6
Gain on sale of assets	—	(0.1)	0.1	—	(0.1)	0.1
Other taxes	54.0	52.4	1.6	122.3	120.3	2.0
Total Operating Expenses	607.5	228.1	379.4	1,760.0	1,394.8	365.2
Operating Income	$1.7	$379.0	$(377.3)	$80.2	$654.4	$(574.2)
Revenues
Residential	$410.6	$379.6	$31.0	$1,233.9	$1,355.6	$(121.7)
Commercial	124.1	122.7	1.4	398.1	454.3	(56.2)
Industrial	48.8	53.0	(4.2)	123.3	136.0	(12.7)
Off-System	8.0	23.4	(15.4)	26.7	43.5	(16.8)
Other	17.7	28.4	(10.7)	58.2	59.8	(1.6)
Total	$609.2	$607.1	$2.1	$1,840.2	$2,049.2	$(209.0)
Sales and Transportation (MMDth)
Residential	39.8	32.2	7.6	158.3	172.9	(14.6)
Commercial	28.4	28.4	—	102.1	114.4	(12.3)
Industrial	124.2	125.4	(1.2)	271.0	273.5	(2.5)
Off-System	4.1	8.9	(4.8)	15.3	16.1	(0.8)
Other	—	0.1	(0.1)	0.2	0.3	(0.1)
Total	196.5	195.0	1.5	546.9	577.2	(30.3)
Heating Degree Days	728	499	229	3,168	3,396	(228)
Normal Heating Degree Days	563	563	—	3,460	3,427	33
% Colder (Warmer) than Normal	29%	(11)%		(8)%	(1)%
Gas Distribution Customers
Residential				3,237,131	3,180,255	56,876
Commercial				282,482	279,450	3,032
Industrial				5,983	6,078	(95)
Other				3	3	—
Total				3,525,599	3,465,786	59,813
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended June 30, 2020 vs. June 30, 2019 Operating Income
For the three months ended June 30, 2020, Gas Distribution Operations reported operating income of $1.7 million, a decrease of $377.3 million from the comparable 2019 period.
Operating revenues for the three months ended June 30, 2020 were $609.2 million, an increase of $2.1 million from the same period in 2019. The change in operating revenues was primarily driven by:
•New rates from base rate proceedings, infrastructure replacement programs and Columbia of Ohio's CEP of $12.1 million.
•Unfavorable adjustments in 2019 to the revenue reserve for the probable future refund of certain collections from customers as a result of the lower income tax rate from the TCJA of $5.1 million.
•The effects of customer growth of $5.0 million.
•Higher revenues from the effects of colder weather in 2020 of $4.4 million.
•Higher regulatory, tax and depreciation trackers, which are offset in operating expense, of $2.8 million.
•The effects of increased residential usage primarily related to COVID-19 of $0.7 million.

Partially offset by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $17.5 million.
•The effects of decreased industrial usage primarily related to COVID-19 of $4.7 million.
•The effects of decreased late payment and reconnection fees primarily related to COVID-19 of $3.0 million.
•Lower revenue from Columbia of Ohio's DSM incentive program of $1.1 million.

Operating expenses were $379.4 million higher for the three months ended June 30, 2020 compared to the same period in 2019. This change was primarily driven by:
•Insurance recoveries recorded in 2019, net of third-party claims and other costs, related to the Greater Lawrence Incident of $337.0 million.
•Loss on classification as held for sale related to the Massachusetts Business of $84.4 million.
•Increased bad debt expense primarily related to COVID-19 of $6.2 million.
•Increased expenses primarily due to the impact of COVID-19 related materials & supplies, outside services, and sequestration expenses of $5.2 million.
•Higher regulatory, tax and depreciation trackers, which are offset in operating revenue, of $2.8 million.

Partially offset by:
•Lower employee and administrative expenses of $22.4 million.
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $17.5 million.
•Lower depreciation and amortization of $13.0 million due to a $15.0 million decrease in depreciation and amortization as a result of classifying the Massachusetts Business as held for sale, offset by a $2.0 million increase in depreciation and amortization primarily due to higher capital expenditures placed in service.

Six Months Ended June 30, 2020 vs. June 30, 2019 Operating Income
For the six months ended June 30, 2020, Gas Distribution Operations reported operating income of $80.2 million, a decrease of $574.2 million from the comparable 2019 period.
Operating revenues for the six months ended June 30, 2020 were $1,840.2 million, a decrease of $209.0 million from the same period in 2019. The change in operating revenues was primarily driven by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $190.2 million.
•Lower revenues from the effects of warmer weather in 2020 of $31.7 million.
•Lower regulatory, tax and depreciation trackers, which are offset in operating expense, of $11.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

•The effects of decreased industrial usage primarily related to COVID-19 of $4.7 million.
•The effects of decreased late payment and reconnection fees primarily related to COVID-19 of $3.0 million.

Partially Offset by:
•New rates from base rate proceedings, infrastructure replacement programs and Columbia of Ohio's CEP of $26.8 million.
•The effects of customer growth of $9.4 million.
•The effects of increased residential usage primarily related to COVID-19 of $0.7 million.

Operating expenses were $365.2 million higher for the six months ended June 30, 2020 compared to the same period in 2019. This change was primarily driven by:
•Loss on classification as held for sale related to the Massachusetts Business of $364.6 million.
•Insurance recoveries recorded in 2019, net of third-party claims and other costs, related to the Greater Lawrence Incident of $209.8 million.
•Increased bad debt expense primarily related to COVID-19 of $6.2 million.
•Increased expenses primarily due to the impact of COVID-19 related materials & supplies, outside services, and sequestration expenses of $6.1 million.
•Increased property taxes of $5.9 million due to higher capital expenditures placed in service.

Partially offset by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $190.2 million.
•Lower depreciation and amortization of $13.4 million due to a $20.0 million decrease in depreciation and amortization as a result of classifying the Massachusetts Business as held for sale, offset by a $6.6 million increase in depreciation and amortization primarily due to higher capital expenditures placed in service.
•Lower regulatory, tax and depreciation trackers, which are offset in operating revenue, of $11.1 million.
•Lower employee and administrative expenses of $10.3 million.

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
Weather in the Gas Distribution Operations service territories for the second quarter of 2020 was about 29% colder than normal and about 46% colder than 2019, leading to increased operating revenues of $4.4 million for the quarter ended June 30, 2020 compared to the same period in 2019.
Weather in the Gas Distribution Operations service territories for the six months ended June 30, 2020 was about 8% warmer than normal and about 7% warmer than 2019, leading to decreased operating revenues of $31.7 million for the six months ended June 30, 2020 compared to the same period in 2019.
Throughput
Total volumes sold and transported for the three months ended June 30, 2020 were 196.5 MMDth, compared to 195.0 MMDth for the same period in 2019. This increase is primarily attributable to colder weather in 2020 compared to 2019, offset by decreased usage by industrial customers primarily due to COVID-19.
Total volumes sold and transported for the six months ended June 30, 2020 were 546.9 MMDth, compared to 577.2 MMDth for the same period in 2019. This decrease is primarily attributable to warmer weather in 2020 compared to 2019 and decreased usage by industrial customers primarily due to COVID-19.

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
COVID-19 has impacted many sectors of the economy. COVID-19 impacted our Gas Distribution Operations in the second quarter of 2020, as described above. We continue to monitor developments affecting our workforce, customers, suppliers and operations and will take additional measures as needed in an effort to help mitigate the impacts of the COVID-19 pandemic on our company and in our communities. See the COVID-19 discussion in the introduction to the "Executive Summary" for additional information.
Greater Lawrence Incident
Refer to Note 19-B, "Legal Proceedings," and D. "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) and "Executive Summary" and "Liquidity and Capital Resources" in this Management's Discussion for additional information related to the Greater Lawrence Incident.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three and six months ended June 30, 2020 and 2019 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Operating Revenues	356.4	$406.6	(50.2)	733.9	$837.6	$(103.7)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	69.2	116.9	(47.7)	154.2	247.0	(92.8)
Operation and maintenance	108.0	123.8	(15.8)	228.9	245.5	(16.6)
Depreciation and amortization	80.6	69.2	11.4	159.5	137.4	22.1
Other taxes	11.7	11.0	0.7	25.9	27.0	(1.1)
Total Operating Expenses	269.5	320.9	(51.4)	568.5	656.9	(88.4)
Operating Income	$86.9	$85.7	$1.2	$165.4	$180.7	$(15.3)
Revenues
Residential	$124.0	$105.9	$18.1	$243.2	$224.7	$18.5
Commercial	109.8	115.2	(5.4)	230.0	234.5	(4.5)
Industrial	86.5	155.9	(69.4)	195.6	319.4	(123.8)
Wholesale	2.8	2.8	—	6.0	5.5	0.5
Other	33.3	26.8	6.5	59.1	53.5	5.6
Total	$356.4	$406.6	$(50.2)	$733.9	$837.6	$(103.7)
Sales (Gigawatt Hours)
Residential	834.0	733.1	100.9	1,589.5	1,525.5	64.0
Commercial	831.8	891.0	(59.2)	1,710.5	1,785.4	(74.9)
Industrial	1,467.5	2,164.5	(697.0)	3,538.6	4,380.2	(841.6)
Wholesale	4.9	1.1	3.8	76.3	7.6	68.7
Other	21.5	22.3	(0.8)	49.7	56.8	(7.1)
Total	3,159.7	3,812.0	(652.3)	6,964.6	7,755.5	(790.9)
Cooling Degree Days	292	223	69	292	223	69
Normal Cooling Degree Days	239	245	(6)	239	245	(6)
% Warmer (Colder) than Normal	22%	(9)%		22%	(9)%
Electric Customers
Residential				417,251	412,990	4,261
Commercial				57,236	56,788	448
Industrial				2,164	2,272	(108)
Wholesale				723	732	(9)
Other				2	3	(1)
Total				477,376	472,785	4,591
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Three Months Ended June 30, 2020 vs. June 30, 2019 Operating Income
For the three months ended June 30, 2020, Electric Operations reported operating income of $86.9 million, an increase of $1.2 million from the comparable 2019 period.
Operating revenues for the three months ended June 30, 2020 were $356.4 million, a decrease of $50.2 million from the same period in 2019. The change in operating revenues was primarily driven by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $47.7 million.
•Lower regulatory and depreciation trackers, which are offset in operating expense, of $7.8 million.
•The effects of decreased commercial and industrial usage primarily related to COVID-19 of $13.1 million.
•The effects of decreased late payment and reconnection fees primarily related to COVID-19 of $0.8 million.
Partially offset by:
•New rates from the recent base rate proceeding and electric transmission projects of $6.8 million.
•The effects of increased residential usage primarily related to COVID-19 of $6.2 million.
•Decreased fuel handling costs of $3.2 million.

Operating expenses were $51.4 million lower for the three months ended June 30, 2020 compared to the same period in 2019. This change was primarily driven by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $47.7 million.
•Lower outside service costs of $14.6 million primarily related to lower generation-related maintenance.
•Lower regulatory and depreciation trackers, which are offset in operating revenues, of $7.8 million.
•Lower employee and administrative costs of $7.0 million.

Partially offset by:
•Increased depreciation of $15.4 million primarily attributable to higher depreciation rates from the recent rate case proceeding.
•Increased expenses primarily due to the impact of COVID-19 related materials and supplies, outside services, and sequestration expenses of $4.3 million.
•Increased bad debt expense of $1.0 million primarily due to the impact of COVID-19.

Six Months Ended June 30, 2020 vs. June 30, 2019 Operating Income
For the six months ended June 30, 2020, Electric Operations reported operating income of $165.4 million, a decrease of $15.3 million from the comparable 2019 period.
Operating revenues for the six months ended June 30, 2020 were $733.9 million, a decrease of $103.7 million from the same period in 2019. The change in operating revenues was primarily driven by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $92.8 million.
•Lower regulatory and depreciation trackers, which are offset in operating expense, of $15.1 million.
•The effects of decreased commercial and industrial usage primarily related to COVID-19 of $13.1 million.
•The effects of decreased late payment and reconnection fees primarily related to COVID-19 of $0.8 million.

Partially offset by:
•New rates from the recent base rate proceeding and electric transmission projects of $8.3 million.
•The effects of increased residential usage primarily related to COVID-19 of $6.2 million.

Operating expenses were $88.4 million lower for the six months ended June 30, 2020 compared to the same period in 2019. This change was primarily driven by:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $92.8 million.
•Lower regulatory and depreciation trackers, which are offset in operating revenues, of $15.1 million.
•Lower outside services costs of $19.9 million primarily related to lower generation-related maintenance.

Partially offset by:
•Increased depreciation of $30.5 million primarily attributable to higher depreciation rates from the recent rate case proceeding.
•Increased expenses primarily due to the impact of COVID-19 related materials and supplies, outside services, and sequestration expenses of $4.7 million.
•Increased environmental costs of $3.6 million.
•Increased bad debt expense of $1.0 million primarily due to the impact of COVID-19.

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
Weather in the Electric Operations’ territories for the second quarter of 2020 was about 22% warmer than normal and about 31% warmer than in 2019, resulting in increased operating revenues of $2.2 million for the quarter ended June 30, 2020 compared to the same period in 2019.
Weather in the Electric Operations’ territories for the six months ended June 30, 2020 was about 22% warmer than normal and about 31% warmer than in 2019, resulting in increased operating revenues of $1.1 million for the six months ended June 30, 2020 compared to the same period in 2019.
Sales
Electric Operations sales for the second quarter of 2020 were 3,159.7 GWh, a decrease of 652.3 GWh compared to the same period in 2019. This decrease was primarily attributable to decreased usage by industrial and commercial customers due to COVID-19 and higher self-generation by industrial customers, partially offset by increased usage by residential customers primarily due to COVID-19.
Electric Operations sales for the six months ended June 30, 2020 were 6,964.6 GWh, a decrease of 790.9 GWh compared to the same period in 2019. This decrease was primarily attributable to decreased usage by industrial and commercial customers due to COVID-19 and higher self-generation by industrial customers, partially offset by increased usage by residential customers primarily due to COVID-19.
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
COVID-19 has impacted many sectors of the economy. COVID-19 impacted Electric Operations in the second quarter of 2020, as described above. We continue to monitoring developments affecting our workforce, customers, suppliers and operations and will take additional measures as needed in an effort to help mitigate the impacts of the COVID-19 pandemic on our company and in our communities. See the COVID-19 discussion in the introduction to the "Executive Summary" for additional information.

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
The Integrated Resource Plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The preferred option within the Integrated Resource Plan retires R.M. Schahfer Generating Station (Units 14, 15, 17, and 18) by 2023 and Michigan City Generating Station (Unit 12) by 2028. These units represent 2,080 MW of generating capacity, equal to 72% of NIPSCO’s remaining capacity and 100% of NIPSCO's remaining coal-fired generating capacity. In the second quarter of 2020, the MISO approved NIPSCO's plan to retire the R.M. Schahfer Generating Station units in 2023. The planned replacement in 2023 of approximately 1,400 MW of retiring coal-fired generation station could provide incremental capital investment opportunities of approximately $1.8 to $2.0 billion, primarily in 2022 and 2023. Refer to Note 8, "Property, Plant and Equipment" and Note 19-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.
The current replacement plan includes lower-cost, reliable, cleaner energy resources to be obtained through a combination of NIPSCO ownership and PPAs. Commercial negotiations are advancing on BTAs representing a significant amount of additional solar capacity. We also expect to secure additional agreements with counterparties and initiate regulatory compliance filings into 2021. Refer to Note 19-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information on the NIPSCO Integrated Resource Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Greater Lawrence Incident: As discussed in the "Executive Summary" and Note 19, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited), we have recorded and paid costs associated with the Greater Lawrence Incident and have invested capital to replace the entire affected 45-mile cast iron and bare steel pipeline system that delivers gas to the impacted area. As discussed in the Executive Summary and Note 19 referenced earlier in this paragraph, we may incur additional expenses and liabilities in excess of our recorded liabilities and estimated additional costs associated with the Greater Lawrence Incident. Since the Greater Lawrence Incident and through June 30, 2020, we have collected $800 million from insurance providers; however, total costs related to the incident have exceeded the total amount of insurance coverage available under our policies. To date, this excess has primarily been funded through short-term borrowings. We plan to use the expected proceeds from the sale of the Massachusetts Business to pay down these short-term borrowings. For additional information, see Note 7, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited).
Operating Activities
Net cash from operating activities for the six months ended June 30, 2020 was $707.7 million, a decrease of $218.5 million compared to the six months ended June 30, 2019. This decrease was driven by year over year increase in net payments related to the Greater Lawrence Incident. During 2020, we paid approximately $162 million compared to insurance recoveries of $108 million, net of payments, during 2019. Offsetting these cash outflows are higher accounts receivable collections in 2020 compared to 2019.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2020 was $886.6 million, a decrease of $11.4 million compared to the six months ended June 30, 2019. This decrease was mostly attributable to lower capital expenditures partially offset by higher cost of removal expenditures in 2020.
Our capital expenditures for the six months ended June 30, 2020 were $819.3 million compared to $843.5 million for the comparable period in 2019. The decrease was driven by reduced spend related to the Greater Lawrence Pipeline Replacement and Electric TDSIC projects, partially offset by an increase in customer growth projects. We project total 2020 capital expenditures to be approximately $1.7 to $1.8 billion.
Our cost of removal expenditures for the six months ended June 30, 2020 were $66.7 million compared to $55.7 million for the comparable period in 2019. The increase was driven by additional cost of removal projects completed by NIPSCO and Columbia of Ohio.
Financing Activities
Common Stock and Preferred Stock. Refer to Note 5, “Equity,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock activity.
Long-term Debt. Refer to Note 17, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt activity.
Short-term Debt. Refer to Note 18, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity.
Net Available Liquidity. As of June 30, 2020, an aggregate of $1,982.0 million of net liquidity was available, including cash and credit available under the revolving credit facility and accounts receivable securitization programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays our liquidity position as of June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	313.5	353.2
Less:
Commercial Paper	—	570.0
Accounts Receivable Program Utilized	313.5	353.2
Letters of Credit Outstanding Under Credit Facility	10.2	10.2
Add:
Cash and Cash Equivalents	142.2	139.3
Net Available Liquidity	$1,982.0	$1,409.1
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term loan agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70%. A similar covenant in a 2005 private placement note purchase agreement requires us to maintain a debt to capitalization ratio that does not exceed 75%. As of June 30, 2020, the ratio was 63.8%.
Sale of Trade Accounts Receivables. Refer to Note 13, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and certain of our subsidiaries' credit ratings and ratings outlook as of June 30, 2020. In February 2020, S&P changed the outlook of us and certain of our subsidiaries from Negative to Stable. There were no other changes to the below credit ratings or outlooks since December 31, 2019.
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
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2020, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $76.9 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2020, 382,917,033 shares of common stock and 440,000 shares of preferred stock were outstanding.
Contractual Obligations. Aside from the previously referenced issuances of long-term debt and payments associated with the Greater Lawrence Incident, there were no material changes during the six months ended June 30, 2020 to our contractual obligations as of December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Refer to Note 19, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on guarantees.
Off Balance Sheet Arrangements
We, along with certain of our subsidiaries, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
Refer to Note 19, “Other Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.
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
Our Risk Management Committee has been actively engaged in monitoring the impact of COVID-19 on our business. See the COVID-19 discussion in the introduction to the "Executive Summary" for risks that have been identified related to COVID-19.
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
Refer to Note 11, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of June 30, 2020 or December 31, 2019.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.4 million and $7.7 million for the three and six months ended June 30, 2020, and $5.1 million and $10.0 million for the three and six months ended June 30, 2019, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 11, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of June 30, 2020 and December 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Credit Risk
Due to the nature of the industry, credit risk is embedded in many of our business activities. Our extension of credit is governed by a Corporate Credit Risk Policy. In addition, Risk Management Committee guidelines are in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by the risk management function, which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative-related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to us at a future date per execution of contractual terms and conditions. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash and letters of credit.
We closely monitor the financial status of our banking credit providers. We evaluate the financial status of our banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by major credit rating agencies.
Although individual state regulatory commissions have instituted regulatory moratoriums in connection with COVID-19 that impact our ability to pursue our credit risk mitigation practices for customer accounts receivable, we believe this to be temporary, and we expect to reinstate our common credit mitigation practices upon expiration of the state specific moratoriums. See the COVID-19 discussion in the introduction to the "Executive Summary" for risks that have been identified related to COVID-19.
Other Information
Critical Accounting Estimates
Refer to Note 3, "Revenue Recognition," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in determining allowance for credit losses related to COVID-19.
Refer to Note 14, "Goodwill," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in the annual goodwill impairment analysis performed as of May 1, 2020.
Refer to Note 19, "Other Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in the development of estimates related to the Greater Lawrence Incident.
Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about recently issued and adopted accounting pronouncements.

NiSource Inc.
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

NiSource Inc.
PART II

ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 19-B, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the Part II, Item 1A of the Company's Quarterly Report on From 10-Q for the quarterly period ended March 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 3.600% Notes due 2030 (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 8, 2020).

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

(10.2)	Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2020 Omnibus Incentive Plan.*

(10.3)
Settlement Agreement, dated July 2, 2020, by and among Bay State Gas Company d/b/a Columbia Gas of Massachusetts, NiSource Inc., Eversource Gas Company of Massachusetts, Eversource Energy, the Massachusetts Attorney General’s Office, the Massachusetts Department of Energy Resources the Low-Income Weatherization and Fuel Assistance Program Network (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on July 6, 2020).

(10.4)	Addendum to Plea Agreement filed on or about June 21, 2020 in the United States District Court for the District of Massachusetts.*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	August 5, 2020	By:	/s/ Donald E. Brown
Donald E. Brown
Executive Vice President, Chief Financial Officer, and President of NiSource Corporate Services (Principal Financial Officer)