Form 10-Q
period 2020-09-30
NISOURCE INC.
filed 2020-11-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 383,212,193 shares outstanding at October 26, 2020.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or “our”)	NiSource Inc.

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CARES Act	The Coronavirus Aid, Relief and Economic Security Act provides more than $2 trillion to battle COVID-19 and its economic effects, including various types of economic relief for impacted business and industries.
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
COVID-19	Novel Coronavirus 2019
DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
ELG	Effluent limitations guidelines
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCR	Gas cost recovery
GHG	Greenhouse gases
GWh	Gigawatt hours
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate
MA DOR	Massachusetts Department of Revenue

DEFINED TERMS
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSC	Public Service Commission
PTC	Production tax credit
PUC	Public Utilities Commission
PUCO	Public Utilities Commission of Ohio
RCRA	Resource Conservation and Recovery Act
RFP	Request for proposals
SAVE	Steps to Advance Virginia's Energy Plan
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TSA	Transition Service Agreement
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VSCC	Virginia State Corporation Commission
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

fluctuations in demand from residential, commercial and industrial customers; economic conditions of certain industries; the success of NIPSCO's electric generation strategy; the price of energy commodities and related transportation costs; the reliability of customers and suppliers to fulfill their payment and contractual obligations; potential impairment of goodwill; changes in taxation and accounting principles; the impact of an aging infrastructure; the impact of climate change; potential cyber-attacks; construction risks and natural gas costs and supply risks; extreme weather conditions; the attraction and retention of a qualified workforce; the ability of our subsidiaries to generate cash; our ability to manage new initiatives and organizational changes; the performance of third-party suppliers and service providers; changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate; and other matters in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Customer revenues	$861.5	$891.0	$3,320.1	$3,694.7
Other revenues	41.0	40.5	150.6	117.0
Total Operating Revenues	902.5	931.5	3,470.7	3,811.7
Operating Expenses
Cost of sales (excluding depreciation and amortization)	143.1	196.7	793.9	1,130.5
Operation and maintenance	379.9	393.9	1,177.6	995.5
Depreciation and amortization	180.6	182.2	542.4	535.2
Loss on classification as held for sale	35.6	—	400.2	—
Loss (gain) on sale of fixed assets and impairments, net	0.3	(0.2)	(0.4)	(0.1)
Other taxes	70.2	67.9	224.3	221.9
Total Operating Expenses	809.7	840.5	3,138.0	2,883.0
Operating Income	92.8	91.0	332.7	928.7
Other Income (Deductions)
Interest expense, net	(95.2)	(95.9)	(285.1)	(285.6)
Other, net	8.0	1.3	19.9	0.3
Loss on early extinguishment of long-term debt	(243.4)	—	(243.4)	—
Total Other Deductions, Net	(330.6)	(94.6)	(508.6)	(285.3)
Income (Loss) before Income Taxes	(237.8)	(3.6)	(175.9)	643.4
Income Taxes	(64.9)	(10.2)	(73.9)	121.0
Net Income (Loss)	(172.9)	6.6	(102.0)	522.4
Preferred dividends	(13.8)	(13.8)	(41.4)	(41.4)
Net Income (Loss) Available to Common Shareholders	(186.7)	(7.2)	(143.4)	481.0
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$(0.49)	$(0.02)	$(0.37)	$1.29
Diluted Earnings (Loss) Per Share	$(0.49)	$(0.02)	$(0.37)	$1.28
Basic Average Common Shares Outstanding	383.8	374.1	383.5	373.8
Diluted Average Common Shares	383.8	374.1	383.5	375.2
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2020	2019	2020	2019
Net Income (Loss)	$(172.9)	$6.6	$(102.0)	$522.4
Other comprehensive income (loss):
Net unrealized gain on available-for-sale debt securities(1)	1.4	0.7	1.7	5.6
Net unrealized gain (loss) on cash flow hedges(2)	26.0	(50.6)	(104.6)	(100.4)
Unrecognized pension and OPEB benefit(3)	0.9	0.4	1.9	1.7
Total other comprehensive income (loss)	28.3	(49.5)	(101.0)	(93.1)
Comprehensive Income (Loss)	$(144.6)	$(42.9)	$(203.0)	$429.3
(1) Net unrealized gain on available-for-sale debt securities, net of $0.4 million and $0.1 million tax expense in the third quarter of 2020 and 2019, respectively, and $0.5 million and $1.4 million tax expense for the nine months ended 2020 and 2019, respectively.
(2) Net unrealized gain (loss) on cash flow hedges, net of $8.6 million tax expense and $16.7 million tax benefit in the third quarter of 2020 and 2019, respectively, and $34.6 million and $33.2 million tax benefit for the nine months ended 2020 and 2019, respectively.
(3) Unrecognized pension and OPEB benefit, net of $0.2 million and $0.1 million tax expense in the third quarter of 2020 and 2019, respectively, and $0.1 million and $0.6 million tax expense for the nine months ended 2020 and 2019, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2020	December 31, 2019
ASSETS
Property, Plant and Equipment
Utility plant	$20,843.4	$24,502.6
Accumulated depreciation and amortization	(5,659.0)	(7,609.3)
Net utility plant	15,184.4	16,893.3
Other property, at cost, less accumulated depreciation	894.6	18.9
Net Property, Plant and Equipment	16,079.0	16,912.2
Investments and Other Assets
Unconsolidated affiliates	0.9	1.3
Available-for-sale debt securities (amortized cost of $156.1 and $150.1, allowance for credit losses of $0.7 and $0, respectively)	161.8	154.2
Other investments	75.3	74.7
Total Investments and Other Assets	238.0	230.2
Current Assets
Cash and cash equivalents	58.6	139.3
Restricted cash	9.0	9.1
Accounts receivable	560.7	876.1
Allowance for credit losses	(39.3)	(19.2)
Accounts receivable, net	521.4	856.9
Gas inventory	203.3	250.9
Materials and supplies, at average cost	127.0	120.2
Electric production fuel, at average cost	66.2	53.6
Exchange gas receivable	24.4	48.5
Assets held for sale	1,565.7	—
Regulatory assets	132.6	225.7
Prepayments and other	112.6	149.7
Total Current Assets	2,820.8	1,853.9
Other Assets
Regulatory assets	1,915.6	2,013.9
Goodwill	1,485.9	1,485.9
Deferred charges and other	162.2	163.7
Total Other Assets	3,563.7	3,663.5
Total Assets	$22,701.5	$22,659.8
 The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 383,114,130 and 382,135,680 shares outstanding, respectively	$3.8	$3.8
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 440,000 shares outstanding	880.0	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,684.2	6,666.2
Retained deficit	(1,849.6)	(1,370.8)
Accumulated other comprehensive loss	(193.6)	(92.6)
Total Stockholders’ Equity	5,424.9	5,986.7
Long-term debt, excluding amounts due within one year	9,208.9	7,856.2
Total Capitalization	14,633.8	13,842.9
Current Liabilities
Current portion of long-term debt	21.4	13.4
Short-term borrowings	1,388.2	1,773.2
Accounts payable	410.3	666.0
Dividends payable - common stock	80.5	—
Dividends payable - preferred stock	19.4	—
Customer deposits and credits	229.2	256.4
Taxes accrued	147.1	231.6
Interest accrued	95.4	99.4
Risk management liabilities	96.9	12.6
Exchange gas payable	46.3	59.7
Regulatory liabilities	156.0	160.2
Liabilities held for sale	451.8	—
Legal and environmental	17.2	20.1
Accrued compensation and employee benefits	141.7	156.3
Claims accrued	26.3	165.4
Other accruals	119.1	131.5
Total Current Liabilities	3,446.8	3,745.8
Other Liabilities
Risk management liabilities	169.5	134.0
Deferred income taxes	1,439.5	1,485.3
Deferred investment tax credits	8.8	9.7
Accrued insurance liabilities	82.4	81.5
Accrued liability for postretirement and postemployment benefits	344.4	373.2
Regulatory liabilities	1,936.8	2,352.0
Asset retirement obligations	424.8	416.9
Other noncurrent liabilities	214.7	218.5
Total Other Liabilities	4,620.9	5,071.1
Commitments and Contingencies (Refer to Note 18, "Other Commitments and Contingencies")	—	—
Total Capitalization and Liabilities	$22,701.5	$22,659.8
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2020	2019
Operating Activities
Net Income (Loss)	$(102.0)	$522.4
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities:
Loss on early extinguishment of debt	243.4	—
Depreciation and amortization	542.4	535.2
Deferred income taxes and investment tax credits	(70.8)	120.4
Loss on classification as held for sale	400.2	—
Other adjustments	13.3	18.8
Changes in Assets and Liabilities:
Components of working capital	(148.6)	146.8
Regulatory assets/liabilities	9.9	(70.0)
Deferred charges and other noncurrent assets	(24.6)	(76.4)
Other noncurrent liabilities	(4.6)	34.6
Net Cash Flows from Operating Activities	858.6	1,231.8
Investing Activities
Capital expenditures	(1,292.2)	(1,310.0)
Cost of removal	(102.1)	(84.5)
Purchases of available-for-sale securities	(94.8)	(104.0)
Sales of available-for-sale securities	88.9	104.1
Other investing activities	0.3	0.6
Net Cash Flows used for Investing Activities	(1,399.9)	(1,393.8)
Financing Activities
Proceeds from issuance of long-term debt	2,974.0	750.0
Repayments of long-term debt and finance lease obligations	(1,616.4)	(48.5)
Issuance of short-term debt (maturity > 90 days)	1,350.0	600.0
Repayment of short-term debt (maturity > 90 days)	(1,350.0)	(550.0)
Change in short-term borrowings, net (maturity ≤ 90 days)	(385.0)	(412.1)
Issuance of common stock, net of issuance costs	11.2	10.9
Equity costs, premiums and other debt related costs	(246.5)	(11.9)
Dividends paid - common stock	(241.1)	(223.8)
Dividends paid - preferred stock	(35.7)	(36.7)
Net Cash Flows from Financing Activities	460.5	77.9
Change in cash, cash equivalents and restricted cash	(80.8)	(84.1)
Cash, cash equivalents and restricted cash at beginning of period	148.4	121.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$67.6	$37.0

Supplemental Disclosures of Cash Flow Information

Nine Months Ended September 30, (in millions)	2020	2019
Non-cash transactions:
Capital expenditures included in current liabilities	$159.6	$187.1
Dividends declared but not paid	99.9	94.1
Assets recorded for asset retirement obligations	$70.3	$12.8
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of July 1, 2020	$3.8	$880.0	$(99.9)	$6,676.5	$(1,576.7)	$(221.9)	$5,661.8
Comprehensive Loss:
Net loss	—	—	—	—	(172.9)	—	(172.9)
Other comprehensive income, net of tax	—	—	—	—	—	28.3	28.3
Dividends:
Common stock ($0.21 per share)	—	—	—	—	(80.6)	—	(80.6)
Preferred stock (See Note 5)	—	—	—	—	(19.4)	—	(19.4)
Stock issuances:
Employee stock purchase plan	—	—	—	1.5	—	—	1.5
Long-term incentive plan	—	—	—	3.2	—	—	3.2
401(k) and profit sharing	—	—	—	3.0	—	—	3.0
Balance as of September 30, 2020	$3.8	$880.0	$(99.9)	$6,684.2	$(1,849.6)	$(193.6)	$5,424.9
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2020	$3.8	$880.0	$(99.9)	$6,666.2	$(1,370.8)	$(92.6)	$5,986.7
Comprehensive Loss:
Net loss	—	—	—	—	(102.0)	—	(102.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(101.0)	(101.0)
Dividends:
Common stock ($0.84 per share)	—	—	—	—	(321.7)	—	(321.7)
Preferred stock (See Note 5)	—	—	—	—	(55.1)	—	(55.1)
Stock issuances:
Employee stock purchase plan	—	—	—	4.2	—	—	4.2
Long-term incentive plan	—	—	—	3.1	—	—	3.1
401(k) and profit sharing	—	—	—	10.7	—	—	10.7
Balance as of September 30, 2020	$3.8	$880.0	$(99.9)	$6,684.2	$(1,849.6)	$(193.6)	$5,424.9
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2020	440	386,880	(3,963)	382,917
Issued:
Employee stock purchase plan	—	65	—	65
Long-term incentive plan	—	2	—	2
401(k) and profit sharing	—	130	—	130
Balance as of September 30, 2020	440	387,077	(3,963)	383,114

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2020	440	386,099	(3,963)	382,136
Issued:
Employee stock purchase plan	—	171	—	171
Long-term incentive plan	—	381	—	381
401(k) and profit sharing	—	426	—	426
Balance as of September 30, 2020	440	387,077	(3,963)	383,114

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2019	440	377,212	(3,963)	373,249
Issued:
Employee stock purchase plan	—	51	—	51
Long-term incentive plan	—	1	—	1
401(k) and profit sharing	—	146	—	146
Balance as of September 30, 2019	440	377,410	(3,963)	373,447

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2019	420	376,326	(3,963)	372,363
Issued:
Preferred stock	20	—	—	—
Employee stock purchase plan	—	153	—	153
Long-term incentive plan	—	465	—	465
401(k) and profit sharing	—	466	—	466
Balance as of September 30, 2019	440	377,410	(3,963)	373,447

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
We continue to monitor how COVID-19 is affecting our workforce, customers, suppliers, operations, financial results and cash flow. The extent of the impact in the future will vary and depend on the duration and severity of the impact on the global, national and local economies. See Note 3, “Revenue Recognition,” Note 9, “Regulatory Matters,” and Note 14, “Income Taxes,” for information on COVID-19.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

We are currently evaluating the impact of certain ASUs on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited), which are described below:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	This pronouncement modifies the disclosure requirements for defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented.	Annual periods ending after December 15, 2020. Early adoption is permitted.	We have held discussions with our third-party specialist and identified the disclosure requirements that will impact our Notes to Condensed Consolidated Financial Statements (unaudited). We will adopt this ASU on its effective date.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This pronouncement simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, income taxes. It also improves consistency of application for other areas of the guidance by clarifying and amending existing guidance.	Annual periods beginning after December 15, 2020 Early adoption is permitted.	We have evaluated the amendments of this pronouncement and determined it does not have an impact on the Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We continue to monitor the guidance as it relates to new activity or transactions that could impact our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We expect to adopt this ASU on its effective date.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Statements	This pronouncement provides temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates.	Upon issuance on March 12, 2020, and will apply though December 31, 2022.	We continue to evaluate the temporary expedients and options available under this guidance, and the effects of this pronouncement on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We are currently identifying and evaluating contracts that may be impacted. As of September 30, 2020, we have not applied any expedients and options available under this ASU.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
	This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically, the ASU "simplifies accounting for convertible instruments by removing major separation models required under current GAAP." In addition, the ASU "removes certain settlement conditions that are required for equity contracts to qualify for it" and "simplifies the diluted earnings per share (EPS) calculations in certain areas."	Annual period beginning after December 15, 2021. Early adoption is permitted for annual period beginning after December 15, 2020.	This pronouncement does not impact any securities we currently have on our balance sheet. We will continue to evaluate the effects of this pronouncement on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited) as it pertains to any relevant future activity. We are currently evaluating the timing of our adoption of this ASU.

Recently Adopted Accounting Pronouncements

Standard	Adoption
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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326)

3.    Revenue Recognition
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment, as well as by customer class. As our revenues are primarily earned over a period of time and we do not earn a material amount of revenues at a point in time, revenues are not disaggregated as such below. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The sale of the Massachusetts Business was completed on October 9, 2020. Refer to Note 6, "Assets and Liabilities Held for Sale," for further details. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (Loss) (unaudited) for the three and nine months ended September 30, 2020 and September 30, 2019:

Three Months Ended September 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$306.9	$164.8	$—	$471.7
Commercial	91.8	132.3	—	224.1
Industrial	42.8	102.7	—	145.5
Off-system	6.0	—	—	6.0
Miscellaneous	6.8	7.2	0.2	14.2
Total Customer Revenues	$454.3	$407.0	$0.2	$861.5
Other Revenues(2)	15.8	25.2	—	41.0
Total Operating Revenues	$470.1	$432.2	$0.2	$902.5
(1) Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(2) Other revenues represent revenue earned under alternative revenue programs.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended September 30, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$288.3	$148.7	$—	$437.0
Commercial	90.9	136.3	—	227.2
Industrial	45.3	151.5	—	196.8
Off-system	16.9	—	—	16.9
Miscellaneous	9.8	3.1	0.2	13.1
Total Customer Revenues	$451.2	$439.6	$0.2	$891.0
Other Revenues(2)	12.4	28.1	—	40.5
Total Operating Revenues	$463.6	$467.7	$0.2	$931.5
(1) Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(2) Other revenues represent revenue earned under alternative revenue programs.

Nine Months Ended September 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,518.1	$411.5	$—	$1,929.6
Commercial	483.9	365.4	—	849.3
Industrial	165.6	301.1	—	466.7
Off-system	32.7	—	—	32.7
Miscellaneous	24.6	16.6	0.6	41.8
Total Customer Revenues	$2,224.9	$1,094.6	$0.6	$3,320.1
Other Revenues(2)	79.5	71.1	—	150.6
Total Operating Revenues	$2,304.4	$1,165.7	$0.6	$3,470.7
(1) Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(2) Other revenues represent revenue earned under alternative revenue programs.

Nine Months Ended September 30, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,638.6	$373.4	$—	$2,012.0
Commercial	543.2	370.7	—	913.9
Industrial	181.1	470.6	—	651.7
Off-system	60.4	—	—	60.4
Miscellaneous	39.4	16.7	0.6	56.7
Total Customer Revenues	$2,462.7	$1,231.4	$0.6	$3,694.7
Other Revenues(2)	43.5	73.5	—	117.0
Total Operating Revenues	$2,506.2	$1,304.9	$0.6	$3,811.7
(1) Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(2) Other revenues represent revenue earned under alternative revenue programs.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. The opening and closing balances of customer receivables for the nine months ended September 30, 2020 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2019	$466.6	$346.6
Balance as of September 30, 2020	291.0	178.8
Decrease	$(175.6)	$(167.8)
Utility revenues are billed to customers monthly on a cycle basis. We generally expect that substantially all customer accounts receivable will be collected within the month following customer billing, as this revenue consists primarily of monthly, tariff-based billings for service and usage. We maintain common utility credit risk mitigation practices, including requiring deposits and actively pursuing collection of past due amounts. Our regulated operations also utilize certain regulatory mechanisms that facilitate recovery of bad debt costs within tariff-based rates, which provides further evidence of collectibility. In connection with COVID-19, certain state regulatory commissions instituted regulatory moratoriums that impacted our ability to pursue our standard credit risk mitigation practices. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently in rates. While several of these moratoriums remain in place, we have reinstated our common credit mitigation practices where moratoriums have expired (see Note 9, "Regulatory Matters," for additional information on regulatory moratoriums and regulatory assets). It is probable that substantially all of the consideration to which we are entitled from customers will be collected upon satisfaction of performance obligations.
Allowance for Credit Losses. We adopted ASC 326 effective January 1, 2020. See "Recently Adopted Accounting Pronouncements" in Note 2, "Recent Accounting Pronouncements," for more information about ASC 326.
Each of our business segments pool their customer accounts receivables based on similar risk characteristics, such as customer type, geography, payment terms, and related macro-economic risks. Expected credit loss exposure is evaluated separately for each of our accounts receivable pools. Expected credit losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. Relevant and reliable internal and external inputs used in the model include, but are not limited to, energy consumption trends, revenue projections, actual charge-offs data, recoveries data, shut-off orders executed data, and final bill data. We continuously evaluate available reasonable and supportable information relevant to assessing collectability of current and future receivables. We evaluate creditworthiness of specific customers periodically or when required by changes in facts and circumstances. When we become aware of a specific commercial or industrial customer's inability to pay, an allowance for expected credit losses is recorded for the relevant amount. We also monitor other circumstances that could affect our overall expected credit losses; these include, but are not limited to, creditworthiness of overall population in service territories, adverse conditions impacting an industry sector, and current economic conditions.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses using an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses for the three and nine months ended September 30, 2020 are presented in the tables below:

Three Months Ended September 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Beginning balance	$25.4	$5.2	$0.8	$31.4
Current period provisions	8.2	2.3	—	10.5
Write-offs charged against allowance	(4.3)	(0.5)	—	(4.8)
Recoveries of amounts previously written off	2.2	—	—	2.2
Ending balance of the allowance for credit losses	$31.5	$7.0	$0.8	$39.3

Nine Months Ended September 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Beginning balance(1)	9.1	3.1	0.8	13.0
Current period provisions	30.6	6.7	—	37.3
Write-offs charged against allowance	(18.1)	(3.0)	—	(21.1)
Recoveries of amounts previously written off	9.9	0.2	—	10.1
Ending balance of the allowance for credit losses	31.5	7.0	0.8	39.3
(1)Total beginning balance differs from that presented in the Condensed Statements of Consolidated Balance Sheet (unaudited) as it excludes Columbia of Massachusetts. Columbia of Massachusetts' customer receivables and related allowance for credit losses are classified as held for sale at September 30, 2020.

As of September 30, 2020, we have also evaluated the adequacy of our allowance for credit losses in light of the suspension of shut-offs for nonpayment due to COVID-19 that remain in effect for certain jurisdictions, as well as the economic downturn. Our evaluation included an analysis of customer payment trends in 2020, economic conditions, receivables aging, and considerations of past economic downturns and corresponding allowance for credit losses and customer account write-offs. In addition, we considered benefits available under governmental COVID-19 relief programs, the impact of unemployment benefits initiatives, and flexible payment plans being offered to customers affected by or experiencing hardship as a result of COVID-19, which could help to mitigate the potential for increasing customer account delinquencies. Based upon this evaluation, we have concluded that the allowance for credit losses as of September 30, 2020 adequately reflected the collection risk and net realizable value for our receivables. We will continue to monitor changing circumstances and will adjust our allowance for credit losses as additional information becomes available.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4.    Earnings Per Share
Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and forward agreements when the impact would be dilutive. The dilutive effects of forward agreements for the nine months ended September 30, 2019 relate to forward agreements settled in the fourth quarter of 2019. The computation of diluted average common shares for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019 is not presented as we had a net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during those periods, and any incremental shares would have had an anti-dilutive impact on EPS. The computation of diluted average common shares is as follows:

Nine Months Ended
September 30,
(in thousands)	2019
Denominator
Basic average common shares outstanding	373,796
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	919
Shares restricted under employee stock plans	141
Forward Agreements	339
Diluted Average Common Shares	375,195

5.    Equity
Common Stock. As of September 30, 2020, we had 600,000,000 shares of common stock authorized for issuance, of which 383,114,130 shares were outstanding.
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
On August 6, 2020, under the ATM program, we executed a forward agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From August 7, 2020 to September 3, 2020, 2,809,029 shares were borrowed from third parties and sold by the dealer at a weighted average price of $23.25 per share. We may settle this agreement in shares, cash, or net shares by December 15, 2020. Had we settled all the shares under the forward agreement at September 30, 2020, we would have received approximately $64.6 million, based on a net price of $23.01 per share.
On September 4, 2020, under the ATM program, we executed a separate forward agreement similar to that discussed above. From September 4, 2020 to September 16, 2020, 1,452,102 shares were borrowed from third parties and sold by the dealer at a weighted average price of $22.28 per share. We may settle this agreement in shares, cash, or net shares by December 15, 2020. Had we settled all the shares under the forward agreement at September 30, 2020, we would have received approximately $32.0 million, based on a net price of $22.05 per share.
As of September 30, 2020, the ATM program (including the impacts of the forward sale agreements discussed above) had approximately $103.0 million of equity available for issuance. The program expires on December 31, 2020.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Preferred Stock. As of September 30, 2020, we had 20,000,000 shares of preferred stock authorized for issuance, of which 440,000 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
			2020	2019	2020	2019	2020	2019
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share				Outstanding
5.650% Series A	$1,000.00	400,000	28.25	28.25	56.50	56.50	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	406.25	406.25	1,625.00	1,674.65	$486.1	$486.1

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of September 30, 2020. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
As of September 30, 2020, Series A Preferred Stock had $6.7 million of cumulative preferred dividends in arrears, or $16.63 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
6.    Assets and Liabilities Held For Sale
On February 26, 2020, NiSource and Columbia of Massachusetts entered into an Asset Purchase Agreement with Eversource (the "Asset Purchase Agreement"). Upon the terms and subject to the conditions set forth in the Asset Purchase Agreement, NiSource and Columbia of Massachusetts agreed to sell to Eversource, with certain additions and exceptions: (1) substantially all of the assets of Columbia of Massachusetts and (2) all of the assets held by any of Columbia of Massachusetts’ affiliates that primarily relate to the Massachusetts Business, and Eversource agreed to assume certain liabilities of Columbia of Massachusetts and its affiliates. The liabilities assumed by Eversource under the Asset Purchase Agreement did not include, among others, any liabilities arising out of the Greater Lawrence Incident or liabilities of Columbia of Massachusetts or its affiliates pursuant to civil claims for injury of persons or damage to property to the extent such injury or damage occurs prior to the closing in connection with the Massachusetts Business.
On July 2, 2020, NiSource, Columbia of Massachusetts, Eversource and Eversource Gas Company of Massachusetts, a wholly-owned subsidiary of Eversource (“EGMA”), filed with the Massachusetts DPU a joint petition for the approval of the purchase and sale of the Massachusetts Business ("the Transaction") and a proposed multi-year rate plan. Additionally, the petition sought approval of a settlement agreement executed on July 2, 2020 (the “Settlement Agreement”) among, NiSource, Columbia of Massachusetts, Eversource, EGMA, the Massachusetts Attorney General’s Office ("Massachusetts AGO"), the Massachusetts Department of Energy Resources ("DOER"), and the Low-Income Weatherization and Fuel Assistance Program Network. Under the terms of the Settlement Agreement, NiSource agreed to make a payment in lieu of penalties in full settlement of all of the pending and potential claims, lawsuits, investigations or proceedings settled by and released by the Settlement Agreement in the amount of $56.0 million. This payment, which was withheld from the proceeds received from Eversource, will be used to create an Energy Relief Fund that will benefit customers of the Massachusetts Business.
The Settlement Agreement was conditioned on its approval in full by the Massachusetts DPU no later than September 30, 2020; however, this deadline was extended to October 7, 2020. The Settlement Agreement was approved by the Massachusetts DPU on October 7, 2020, and the closing of the Transaction occurred on October 9, 2020. On October 9, 2020, NiSource and Columbia of Massachusetts received net proceeds from the sale of $1,112.6 million, which includes the $1,100.0 million purchase price and an estimate of Columbia of Massachusetts' net working capital, net of closing costs and the $56.0 million payment in lieu of penalties. Under the Asset Purchase Agreement, the final net working capital amount will be determined within 120 days from the closing date. In connection with the sale of the Massachusetts Business, NiSource and Eversource entered into a Transition Services Agreement (TSA). See Note 18-B, "Legal Proceedings," and Note 18-D, "Other Matters," for additional information regarding the sale and TSA, respectively.
As of September 30, 2020, the Massachusetts Business continues to meet the requirements under GAAP to be classified as held for sale, and the assets and liabilities of the Massachusetts Business are measured at fair value, less costs to sell. Our estimated

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
total pre-tax loss on classification as held for sale recorded in the the three and nine months ended September 30, 2020 is $35.6 million and $400.2 million, respectively, based on September 30, 2020 asset and liability balances, estimated net working capital and estimated transaction costs, including the $56.0 million payment in lieu of penalties described above. This estimated pre-tax loss is presented as Loss on Classification as Held for Sale on the Condensed Statements of Consolidated Income (Loss) (unaudited) and is subject to change based on actual transaction costs, net working capital, and asset and liability balances as of the close of the transaction on October 9, 2020.
The Massachusetts Business had the following pretax income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Pretax Income (Loss)	($74.1)	($55.2)	($402.9)	$183.5
The pretax income (loss) amounts exclude allocated executive compensation expense and interest expense for intercompany and external debt that was not assumed by Eversource or required to be repaid at closing. The pretax income (loss) amounts for the three and nine months ended September 30, 2020 and 2019 include costs directly related to the Greater Lawrence Incident. In addition, the pretax loss amounts for the three and nine months ended September 30, 2020 include the Loss on Classification as Held for Sale. The major classes of assets and liabilities classified as held for sale on the Condensed Consolidated Balance Sheets (unaudited) at September 30, 2020 were:

(in millions)
Assets Held for Sale	Net Property, Plant and Equipment	Total Current Assets	Total Other Assets	Loss on Classification as Held for Sale(1)	Total Assets Held for Sale
Gas Distribution Operations	1,705.0	161.5	91.8	(392.6)	1,565.7
Liabilities Held for Sale	Long-term Debt, Excluding Amounts Due Within One Year		Total Current Liabilities	Total Other Liabilities	Total Liabilities Held for Sale
Gas Distribution Operations	41.6		60.1	350.1	451.8
(1) Amount differs from that presented in the Condensed Statements of Consolidated Income (Loss) (unaudited) due to cash already paid for certain transaction costs.

7.    Property, Plant and Equipment
In the second quarter of 2020, we received approval from MISO to retire the R.M. Schahfer Generating Station in 2023. As a result of this approval, we have reclassified $903.8 million in net book value of certain plant and equipment for the R.M. Schahfer Generating Station from “Net utility plant” to “Other Property, at cost, less accumulated depreciation” on the Condensed Consolidated Balance Sheets (unaudited). The amount of plant and equipment reclassified to other property is based on current estimates of the plant and equipment that will not be utilized at retirement. As more information about plant and equipment that can be utilized beyond 2023 becomes available, additional amounts may be reclassified to other property. Depreciation expense will continue to be recorded at the composite depreciation rate approved by the IURC. See Note 18-D, "Other Matters," for additional information.
8.    Asset Retirement Obligations
During 2020, we made revisions to the estimated costs associated with refining the CCR compliance plan. The CCR rule requires the continued collection of data over time to determine the specific compliance solution. The change in estimated costs resulted in an increase to the asset retirement obligation liability of $70.3 million that was recorded in 2020. See Note 18-C, "Environmental Matters," for additional information on CCRs.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally-mandated compliance investments currently in rates and those pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Filed	Status	Rates Effective
Columbia of Ohio	IRP - 2020	32.9	234.4	1/19-12/19	February 28, 2020	Approved April 22, 2020	May 2020
Columbia of Ohio	CEP - 2020	18.0	185.1	1/19-12/19	February 28, 2020	Approved August 12, 2020	September 2020
NIPSCO - Gas	TDSIC 11(2)	(1.7)	38.7	5/19-12/19	February 25, 2020	Approved June 24, 2020	July 2020
NIPSCO - Gas	TDSIC 1	1.3	26.0	1/20-6/20	August 25, 2020	Order Expected December 2020	January 2021
NIPSCO - Gas	FMCA 3(3)	0.3	43.0	4/19-9/19	November 26, 2019	Approved March 31, 2020	April 2020
NIPSCO - Gas	FMCA 4(3)	1.6	43.2	10/19-3/20	May 26, 2020	Approved September 23, 2020	October 2020
Columbia of Virginia	SAVE - 2020	3.8	50.0	1/20-12/20	August 15, 2019	Approved December 6, 2019	January 2020
Columbia of Virginia	SAVE - 2021	5.2	46.4	1/21-12/21	July 24, 2020	Order Expected November 2020	January 2021
Columbia of Kentucky	SMRP - 2020	4.2	40.4	1/20-12/20	October 15, 2019	Approved December 20, 2019	January 2020
Columbia of Kentucky	SMRP - 2021	5.8	50.0	1/21-12/21	October 15, 2020	Order Expected Q1 2021	Q1 2021
Columbia of Maryland	STRIDE - 2020	1.3	15.0	1/20-12/20	January 29, 2020	Approved February 19, 2020	February 2020
Columbia of Maryland	STRIDE - 2021	1.3	16.9	1/21-12/21	October 29, 2020	Order Expected December 2020	January 2021
NIPSCO - Electric	TDSIC - 6	28.1	131.1	12/18-6/19	August 21, 2019	Approved December 18, 2019	January 2020
NIPSCO - Electric	TDSIC - 7(1)	13.0	122.3	7/19-7/20	September 29, 2020	Order Expected January 2021	February 2021
NIPSCO - Electric	FMCA - 12(3)	1.6	4.7	3/19-8/19	October 18, 2019	Approved January 29, 2020	February 2020
NIPSCO - Electric	FMCA - 13(3)(4)	(1.2)	—	9/19-2/20	April 15, 2020	Approved July 29, 2020	August 2020
Columbia of Pennsylvania	DSIC - Q1 2020	0.9	28.2	12/19-2/20	April 27, 2020	Approved May 4, 2020	May 2020
Columbia of Pennsylvania	DSIC - Q2 2020	0.8	28.6	3/20-5/20	June 19, 2020	Approved June 29, 2020	July 2020
Columbia of Pennsylvania	DSIC - Q3 2020	2.6	85.0	6/20-8/20	September 18, 2020	Approved September 30, 2020	October 2020
(1)Incremental capital and revenue are net of amounts included in the step 2 rates.
(2)Incremental revenue is net of amounts included in the step 2 rates and reflects a more typical 6-month filing period.
(3)Incremental revenue is inclusive of tracker eligible operations and maintenance expense.
(4)No eligible capital investments were made during the investment period.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Requested Incremental Revenue	Approved or Settled Incremental Revenue	Filed	Status	Rates Effective
NIPSCO - Electric(1)	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Columbia of Pennsylvania	$100.4	in process	April 24, 2020	Order Expected Q1 2021	January 2021
Columbia of Maryland(2)	$5.0	$2.0	May 15, 2020	Order Expected November 2020	December 2020
(1)Rates were implemented in two steps, with implementation of step 1 rates effective on January 2, 2020 and step 2 rates effective on March 2, 2020.
(2)On October 7, 2020, the Public Utility Law Judge issued a proposed order approving a settlement under which the parties to the case agreed upon the $2.0 million incremental revenue. The proposed order will become a final order on November 7, 2020, unless it is modified or reversed by the Maryland PSC.

COVID-19 Regulatory Filings
In response to COVID-19, we have engaged, or have received directives from, the regulatory commissions in the states in which we operate, as described below.
Columbia of Ohio filed a Deferral Application and a Transition Plan with the PUCO on May 29, 2020. The Deferral Application requested approval to record a regulatory asset for COVID-19 incremental costs, foregone revenue from late payment fees, and bad debt expense from certain classes of customers. An order approving the Deferral Application was received on July 15, 2020. The Transition Plan requested the resumption of activities that were suspended in March 2020, including resumption of disconnects due to non-payment and billing of late payment fees beginning with the August 2020 billing cycle. The PUCO approved the Transition Plan on June 17, 2020. As of September 30, 2020, $1.9 million of incremental COVID-19 related costs were deferred to a regulatory asset. Recovery of the regulatory asset will be addressed in a future regulatory proceeding.
NIPSCO received a COVID-19 order from the IURC on June 29, 2020. This order extended the disconnection moratorium and the suspension of collection of late payment fees, deposits and reconnection fees through August 14, 2020. The order requires utilities to offer payment arrangements of at least six months and requires NIPSCO to provide the IURC with information about NIPSCO’s communications with delinquent customers. On August 12, 2020, the IURC issued an order affirming the expiration of the disconnect moratorium after August 14, 2020, while requiring that six month payment plans be offered to all customers and extending the suspension for collection of late payment fees, deposits, and reconnection fees through October 12, 2020 for residential customers only. On October 7, 2020 the Office of Utility Consumer Counselor ("OUCC") filed a motion for the IURC to extend these temporary consumer protections for an additional 60 days. On October 27, the IURC issued a docket entry denying the OUCC's motion. The June 29, 2020 order also authorized NIPSCO to create a regulatory asset for COVID-19 related incremental bad debt expense as well as the costs to implement the requirements of the order. As of September 30, 2020, $4.8 million of incremental bad debt expense and costs to implement the requirements of the order were deferred to a regulatory asset. Recovery of the regulatory asset will be addressed in future base rate proceedings.
Columbia of Pennsylvania received a secretarial letter issued by the Pennsylvania PUC on May 13, 2020 authorizing Pennsylvania utilities to create a regulatory asset for incremental bad debt expense incurred since March 13, 2020, above levels currently in rates. While Columbia of Pennsylvania is not authorized to defer any other incremental costs, it is required to track extraordinary non-recurring costs, and any offsetting benefits received, in connection with COVID-19. On October 13, 2020, the Pennsylvania PUC entered an order modifying its March 13, 2020 emergency order, which established a moratorium on utility service terminations. As modified, the moratorium still applies to residential customers with incomes at or below 300% of the federal poverty income guidelines (“protected customers”). For all other customers, the moratorium will be lifted on November 9, 2020, but utilities must comply with several notice requirements beyond those already in place in Pennsylvania in order to proceed with service terminations. For residential customers who are subject to termination under the revised moratorium, as of November 1, 2020, the standard winter service moratorium will be in effect until April 1, 2021, which will render service termination for delinquent accounts impractical during that period. The Pennsylvania PUC’s October 13, 2020 order also includes the following requirements: a utility shall offer a payment arrangement for a period of no less than 18 months to small business customers, as defined by a utility’s tariff, with past due amounts; utilities shall waive all connection,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
reconnection, late payment fees and deposit fees otherwise required for service for protected customers. Additionally, the October 13, 2020 order authorizes utilities to create a regulatory asset for any incremental expenses incurred above those embedded in rates resulting from the directives contained in the Order. As of September 30, 2020, $1.3 million of incremental bad debt expense was deferred to a regulatory asset. Recovery of any regulatory asset will be addressed in future base rate proceedings.
On March 16, 2020, the VSCC ordered a moratorium on service disconnections for unpaid bills due to the effects of COVID-19, which was subsequently extended through October 5, 2020 to allow the Virginia General Assembly to address the issue. The order also suspended late payment fees, required utilities to offer payment plans of up to 12 months, and required utilities to provide certain information about customer accounts receivables to the VSCC. The VSCC moratorium expired on October 6, 2020; however, the directives requiring utilities to offer payment plans of up to 12 months and suspending service disconnections or charging of late payment fees to customers that are current on such payment plans remain in effect. On October 16, 2020, the Virginia General Assembly passed legislation that would extend the moratorium on service disconnections and late payment fees; action from the Governor on the legislation is pending. Columbia of Virginia continues its suspension of service disconnections and late payment fees until the result of the pending legislation is known. Columbia of Virginia received an order from the VSCC on April 29, 2020 authorizing Columbia of Virginia to create a regulatory asset for incremental bad debt expense, suspended late payment fees, reconnection costs, carrying costs and other incremental prudently incurred costs related to COVID-19. We are evaluating the impact of the order. Recovery of any regulatory asset, when recorded, will be addressed in future base rate proceedings.
On August 31, 2020, with the Maryland governor's executive order prohibiting residential utility service terminations set to expire on September 1, 2020, the Maryland PSC issued an emergency order that prohibited residential service terminations until October 1, 2020. The Maryland PSC's August 31, 2020 emergency order also includes the following requirements: effective October 1, 2020, Maryland utilities may proceed with residential service terminations; utilities must give notice at least 45 days before terminating service on a residential account; structured payment plans offered to applicable residential customers must allow a minimum of 12 months to repay, or 24 months for certified low income customers; utilities are prohibited from collecting or requiring down payments or deposits as a condition of beginning a payment plan by any residential customer; and utilities are prohibited from refusing to negotiate or denying a payment plan to a residential customer due to such customer's failure to meet the terms and conditions of an alternate payment plan during the past 18 months. Columbia of Maryland received an order issued by the Maryland PSC on April 9, 2020, authorizing Maryland utilities to create a regulatory asset for incremental COVID-19 related costs, including incremental bad debt expense, incurred to ensure that customers have essential utility service during the state of emergency in Maryland. Such incremental costs must be offset by any benefit received in connection with COVID-19. As of September 30, 2020, Columbia of Maryland has deferred $0.5 million of incremental bad debt expense and COVID-19 related costs to a regulatory asset. Recovery of the regulatory asset will be addressed in future base rate proceedings.
Columbia of Kentucky received an order from the Kentucky PSC on September 21, 2020 lifting the disconnection moratorium for all customers, effective October 20, 2020. The September 21, 2020 order also lifted the suspension of late payment and reconnection fees for non-residential customers as of October 20, 2020. For residential customers, the moratorium on late payment and reconnection fees is extended to December 31, 2020 and tracking of lost revenue is required. Residential customers with accumulated arrearages for service provided on or after March 16, 2020 through October 1, 2020 will be notified and placed on a default payment plan of equal installments for nine months beginning with the November 2020 billing cycle. Residential customers on a payment plan that default shall be offered another payment plan. Carrying charges may be applied to all arrearages arising during the default payment plan period at a rate no greater than the utility’s long-term debt rate. The Kentucky PSC order allows Columbia of Kentucky to create a regulatory asset for carrying charges on all arrearages arising during the default payment plan period. Recovery of the regulatory asset, when recorded, will be addressed in future base rate proceedings. Columbia of Kentucky is engaged with peer utilities and is working closely with the Kentucky PSC on the implementation of the September 21, 2020 order, including exploring flexible payment plans for customers who need financial assistance in order to mitigate the amount of uncollectible customer receivables and tracking of COVID-19 related costs.

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
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	September 30, 2020	December 31, 2019
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$—
Commodity price risk programs	13.7	0.6
Total	$13.7	$0.6
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$—
Commodity price risk programs	6.7	3.8
Total	$6.7	$3.8
Risk Management Liabilities - Current
Interest rate risk programs	$92.1	$—
Commodity price risk programs	4.8	12.6
Total	$96.9	$12.6
Risk Management Liabilities - Noncurrent
Interest rate risk programs	$123.3	$76.2
Commodity price risk programs	46.2	57.8
Total	$169.5	$134.0
(1)Presented in "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).
(2)Presented in "Deferred charges and other" on the Condensed Consolidated Balance Sheets (unaudited).

Commodity Price Risk Management
We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs to certain customers whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts.
NIPSCO received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments. The term of these instruments may range from five to 10 years and is limited to 20% of NIPSCO’s average annual GCA purchase volume. Gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. These instruments are not designated as accounting hedges.
Interest Rate Risk Management
As of September 30, 2020, we have two forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by 2024. These interest rate swaps are designated as cash flow hedges. The gains and losses related to these swaps are recorded to AOCI and will be recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (Loss) (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at September 30, 2020 and December 31, 2019.
Our derivative instruments measured at fair value as of September 30, 2020 and December 31, 2019 do not contain any credit-risk-related contingent features.

11.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

Recurring Fair Value Measurements September 30, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2020
Assets
Risk management assets	$—	$20.4	$—	$20.4
Available-for-sale debt securities	—	161.8	—	161.8
Total	$—	$182.2	$—	$182.2
Liabilities
Risk management liabilities	$—	$266.4	$—	$266.4
Total	$—	$266.4	$—	$266.4

Recurring Fair Value Measurements December 31, 2019 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets
Risk management assets	$—	$4.4	$—	$4.4
Available-for-sale debt securities	—	154.2	—	154.2
Total	$—	$158.6	$—	$158.6
Liabilities
Risk management liabilities	$—	$146.6	$—	$146.6
Total	$—	$146.6	$—	$146.6

Risk Management Assets and Liabilities. Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of September 30, 2020 and December 31, 2019, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
Credit risk is considered in the fair value calculation of each of our forward-starting interest rate swaps, as described in Note 10, "Risk Management Activities." As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and we can settle the contracts at any time.
NIPSCO has entered into long-term forward natural gas purchase instruments to lock in a fixed price for its natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 10, “Risk Management Activities.”
Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly-owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2.
We adopted ASC 326 effective January 1, 2020. See "Recently Adopted Accounting Pronouncements" in Note 2, "Recent Accounting Pronouncements," for more information about ASC 326. Upon adoption of ASC 326, our available-for-sale debt securities impairments are recognized periodically using an allowance approach instead of an 'other than temporary' impairment model. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which security's fair value is less than its amortized cost basis. If the credit losses in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings instead of over-time as they would under historic guidance. During the nine months ended September 30, 2020, we recorded $0.7 million as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at September 30, 2020 and December 31, 2019 were:

September 30, 2020 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$31.5	$0.4	$—	$—	$31.9
Corporate/Other debt securities	124.6	7.0	(1.0)	(0.7)	129.9
Total	$156.1	$7.4	$(1.0)	$(0.7)	$161.8

December 31, 2019 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$31.4	$0.1	$(0.1)	$—	$31.4
Corporate/Other debt securities	118.7	4.2	(0.1)	—	122.8
Total	$150.1	$4.3	$(0.2)	$—	$154.2
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $0 and $20.4 million, respectively, at September 30, 2020.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $17.2 million and $12.2 million, respectively, at December 31, 2019.
Realized gains and losses on available-for-sale securities were immaterial for the three and nine months ended September 30, 2020 and 2019.
The cost of maturities sold is based upon specific identification. At September 30, 2020, approximately $7.0 million of U.S. Treasury debt securities and approximately $5.8 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets on a non-recurring basis, typically annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill.
As of September 30, 2020, the Massachusetts Business met the requirements under GAAP to be classified as held for sale, and the assets and liabilities of the Massachusetts Business are measured at fair value, less costs to sell. Our estimated total pre-tax loss for the three and nine months ended September 30, 2020 is $35.6 million and $400.2 million, respectively. For additional information, see Note 6, "Assets and Liabilities Held for Sale."
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of September 30, 2020, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2020	Estimated Fair Value as of September 30, 2020	Carrying Amount as of Dec. 31, 2019	Estimated Fair Value as of Dec. 31, 2019
Long-term debt (including current portion)	$9,230.3	$10,723.5	$7,869.6	$8,764.4

12.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between May 2021 and October 2021 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of September 30, 2020, the maximum amount of debt that could be recognized related to our accounts receivable programs is $275.0 million.
The following table reflects the gross receivables balance and net receivables transferred, as well as short-term borrowings related to the securitization transactions as of September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
Gross receivables	$421.7	$569.1
Less: Receivables not transferred	190.5	215.9
Net receivables transferred	$231.2	$353.2
Short-term debt due to asset securitization	$231.2	$353.2
For the nine months ended September 30, 2020 and 2019, $122.0 million and $139.1 million, respectively, was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.6 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively and $2.1 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
13.    Goodwill
 The following presents our goodwill balance allocated by segment as of September 30, 2020:

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
During the fourth quarter of 2019, in connection with the preparation of the year-end financial statements, we assessed the matters related to Columbia of Massachusetts (see Note 18-B, "Legal Proceedings") and determined a quantitative "step 1"

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
impairment analysis was required for our Columbia of Massachusetts reporting unit. The December 31, 2019 impairment analysis indicated that the fair value of the Columbia of Massachusetts reporting unit was below its carrying value. As a result, we reduced the Columbia of Massachusetts reporting unit goodwill balance to zero and recognized a goodwill impairment charge totaling $204.8 million in 2019.
14.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2020 and 2019, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2020 and 2019 were 27.3% and 283.3%, respectively. The effective tax rates for the nine months ended September 30, 2020 and 2019 were 42.0% and 18.8%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
The decrease in the three month effective tax rate of 256.0% in 2020 compared to 2019 is primarily attributable to the relative impact of permanent differences on lower pre-tax loss in 2019, offset by increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, in 2020.
The increase in the nine month effective tax rate of 23.2% in 2020 compared to 2019 is primarily attributed to increased amortization of excess deferred federal income tax liabilities and lower state income taxes, offset by the non-deductible payment in lieu of penalties (see Note 6, "Assets and Liabilities Held for Sale," for additional information on the payment in lieu of penalties).
There were no material changes recorded in 2020 to our uncertain tax positions recorded as of December 31, 2019.
CARES Act Tax Matters. The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Under the provisions of the CARES Act, we have deferred payroll tax payments of approximately $21.7 million through September 30, 2020. We continue to monitor additional guidance to clarify provisions in the CARES Act (as well as under the TCJA) to determine if such guidance could ultimately increase or lessen their impact on our business and financial condition. There are no material income tax impacts on our consolidated financial position, results of operations, and cash flows during the three and nine months ended September 30, 2020.
15.    Pension and Other Postretirement Benefits
We provide defined contribution plans and noncontributory defined benefit retirement plans that cover certain of our employees. Benefits under the defined benefit retirement plans reflect the employees’ compensation, years of service and age at retirement. Additionally, we provide health care and life insurance benefits for certain retired employees. The majority of employees may become eligible for these benefits if they reach retirement age while working for us. The expected cost of such benefits is accrued during the employees’ years of service. We determined that, for certain rate-regulated subsidiaries, the future recovery of postretirement benefit costs is probable, and we record regulatory assets and liabilities for amounts that would otherwise have been recorded to expense or accumulated other comprehensive loss. Current rates of rate-regulated companies include postretirement benefit costs, including amortization of the regulatory assets and liabilities that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts.
For the nine months ended September 30, 2020, we contributed $2.1 million to our pension plans and $16.7 million to our other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended September 30, (in millions)	2020	2019	2020	2019
Components of Net Periodic Benefit Cost(1)
Service cost	$8.1	$7.3	$1.7	$1.3
Interest cost	13.1	18.1	3.8	4.8
Expected return on assets	(28.3)	(27.2)	(3.6)	(3.3)
Amortization of prior service credit	0.2	—	(0.4)	(0.8)
Recognized actuarial loss	8.6	11.3	1.2	0.5
Settlement loss	8.0	1.9	—	—
Total Net Periodic Benefit Cost	$9.7	$11.4	$2.7	$2.5
(1)The service cost component and all non-service cost components of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (Loss) (unaudited).

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended September 30, (in millions)	2020	2019	2020	2019
Components of Net Periodic Benefit Cost(1)
Service cost	$24.1	$21.9	$4.9	$3.9
Interest cost	40.1	54.5	11.6	14.4
Expected return on assets	(85.1)	(81.6)	(10.8)	(9.9)
Amortization of prior service credit	0.6	—	(1.4)	(2.4)
Recognized actuarial loss	26.0	34.1	3.8	1.5
Settlement loss	8.0	1.9	—	—
Total Net Periodic Benefit Cost	$13.7	$30.8	$8.1	$7.5
(1)The service cost component and all non-service cost components of net periodic benefit cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (Loss) (unaudited).
During the third quarter of 2020, three of our qualified pension plans met the requirement for settlement accounting. A settlement charge of $8.0 million was recorded during the third quarter of 2020. These pension plans were remeasured as a result of the settlements of all three plans, as well as the transfer of employees into and out of two qualified pension plans transferred to Eversource at the closing of the sale of the Massachusetts Business. The remeasurements led to a decrease to the net pension asset of $6.1 million, an increase to the pension benefit obligation, net of plan assets, of $0.2 million, a net decrease to regulatory assets of $1.4 million, and a net credit to accumulated other comprehensive loss of $0.2 million. Net periodic pension benefit cost for 2020 decreased by $1.4 million as a result of the interim remeasurement.
The following table provides the key assumptions that were used to calculate the pension benefit obligation and the net periodic benefit cost for the plans that triggered settlement accounting:

September 30, 2020
Weighted-average Assumption to Determine Benefit Obligation
Discount rate	2.28%
Weighted-average Assumptions to Determine Net Periodic Benefit Costs for the period ended
Discount rate - service cost	3.39%
Discount rate - interest cost	2.65%
Expected return on assets	5.20%

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Long-Term Debt
On April 13, 2020, we completed the issuance and sale of $1.0 billion of 3.60% senior unsecured notes maturing in 2030, which resulted in approximately $987.8 million of net proceeds after deducting commissions and expenses.
On August 18, 2020, we completed the issuance and sale of $1.25 billion of 0.95% senior unsecured notes maturing in 2025 and $750.0 million of 1.70% senior unsecured notes maturing in 2031, which resulted in approximately $1,980.4 million of net proceeds after deducting commissions and expenses.
In August 2020, we executed tender offers for $969.3 million of outstanding notes consisting of a combination of our 4.45% notes due 2021, 2.65% notes due 2022, 3.85% notes due 2023, 3.65% notes due 2023, 6.25% notes due 2040, and 5.95% notes due 2041. In August and September 2020, we redeemed $609.3 million of outstanding notes representing the remainder of our 4.45% notes due 2021, 2.65% notes due 2022, 3.85% notes due 2023, and 3.65% notes due 2023 and all of our 5.89% notes due 2025. In conjunction with the debt retired, we recorded a $231.7 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums.
In September 2020, Columbia of Massachusetts redeemed $25.0 million of its outstanding 6.26% notes due 2028. In conjunction with the debt retired, Columbia of Massachusetts recorded an $11.7 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums. Under the terms of the Asset Purchase Agreement, Columbia of Massachusetts’ net working capital at the closing of the sale of the Massachusetts Business was increased by 50% of the debt extinguishment costs, which was approximately $5.3 million.
17.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs and term loan agreement. Each of these borrowing sources is described further below.
We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. We had no outstanding borrowings under this facility as of September 30, 2020 and December 31, 2019.
Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had $307.0 million of commercial paper outstanding as of September 30, 2020 and $570.0 million of commercial paper outstanding as of December 31, 2019.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). We had $231.2 million in transfers as of September 30, 2020 and $353.2 million in transfers as of December 31, 2019. Refer to Note 12, "Transfers of Financial Assets," for additional information.
On April 1, 2020, we terminated and repaid in full our existing $850.0 million term loan agreement with a syndicate of banks led by MUFG Bank, Ltd. and entered into a new $850.0 million term loan agreement with a syndicate of banks led by KeyBank National Association. Any and all outstanding borrowings under the term loan agreement are due by March 31, 2021. Interest charged on borrowings depends on the variable rate structure we elect at the time of each borrowing. The available variable rate structures from which we may choose are defined in the term loan agreement. Under the agreement, we borrowed $850.0 million on April 1, 2020 with an interest rate of LIBOR plus 75 basis points. On October 14, 2020, we terminated and repaid in full our $850.0 million term loan agreement with proceeds from the sale of the Massachusetts Business.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Short-term borrowings were as follows:

(in millions)	September 30, 2020	December 31, 2019
Commercial paper weighted-average interest rate of 0.23% and 2.03% at September 30, 2020 and December 31, 2019, respectively	307.0	570.0
Accounts receivable securitization facility	231.2	353.2
Term loan interest rate of 0.90% and 2.40% at September 30, 2020 and December 31, 2019, respectively	850.0	850.0
Total Short-Term Borrowings	$1,388.2	$1,773.2
Other than for the term loan, revolving credit facility and certain commercial paper borrowings, cash flows related to the borrowings and repayments of the items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
18.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of September 30, 2020 and December 31, 2019, we had issued stand-by letters of credit of $10.2 million.
We have provided guarantees related to our future performance under BTAs for our renewable generation projects. At September 30, 2020, our guarantees for the Rosewater and Indiana Crossroads BTAs totaled $195.6 million. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See “- D. Other Matters - NIPSCO 2018 Integrated Resource Plan,” below for more information.
 B. Legal Proceedings. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident"). The Greater Lawrence Incident resulted in one fatality and a number of injuries, damaged multiple homes and businesses, and caused the temporary evacuation of significant portions of each municipality. The Massachusetts Governor’s Office declared a state of emergency, authorizing the Massachusetts DPU to order another utility company to coordinate the restoration of utility services in Lawrence, Andover and North Andover. The incident resulted in the interruption of gas for approximately 7,500 gas meters, the majority of which served residences and approximately 700 of which served businesses, and the interruption of other utility service more broadly in the area. Columbia of Massachusetts has replaced the cast iron and bare steel gas pipeline system in the affected area and restored service to nearly all of the gas meters. See “- D. Other Matters - Greater Lawrence Pipeline Replacement” below for more information. On September 1, 2020, the Massachusetts Governor terminated the state of emergency declared following the Greater Lawrence Incident.
We have been subject to inquiries and investigations by government authorities and regulatory agencies regarding the Greater Lawrence Incident, including the Massachusetts DPU and the Massachusetts Attorney General's Office, as described below. On February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney’s Office for the District of Massachusetts to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident, and on July 2, 2020, the Company and Columbia of Massachusetts entered into an agreement with the Massachusetts Attorney General’s Office (among other parties) to resolve the Massachusetts investigations, as described below.
NTSB Investigation. As previously disclosed, the NTSB concluded its investigation into the Greater Lawrence Incident. We have requested closure of one remaining safety recommendation and are awaiting response from the NTSB.
Massachusetts Investigations. Under Massachusetts law, the Massachusetts DPU is authorized to investigate potential violations of pipeline safety regulations and to assess a civil penalty of up to $218,647 for a violation of federal pipeline safety regulations. A separate violation occurs for each day of violation up to $2.2 million for a related series of violations. The Massachusetts DPU also is authorized to investigate potential violations of the Columbia of Massachusetts emergency response plan and to assess penalties of up to $250,000 per violation per day, or up to $20.0 million per related series of violations. Further, as a result of the declaration of emergency by the Governor, the Massachusetts DPU is authorized to investigate

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
potential violations of the Massachusetts DPU's operational directives during the restoration efforts and assess penalties of up to $1.0 million per violation. The Massachusetts DPU conducted investigations of Columbia of Massachusetts pursuant to these authorities and approved a Settlement Agreement resolving its investigations on October 7, 2020 (defined and further described below).
On October 25, 2019, the Massachusetts DPU issued two orders opening public investigations into Columbia of Massachusetts with respect to the Greater Lawrence Incident. The Massachusetts DPU opened the first investigation under its authority to determine compliance with federal and state pipeline safety laws and regulations, and to investigate Columbia of Massachusetts’ responsibility for and response to the Greater Lawrence Incident and its restoration efforts following the incident. The Massachusetts DPU opened the second investigation under its authority to determine whether a gas distribution company has violated established standards regarding acceptable performance for emergency preparedness and restoration of service to investigate efforts by Columbia of Massachusetts to prepare for and restore service following the Greater Lawrence Incident. These investigations were resolved by the Massachusetts DPU order dated October 7, 2020 approving the Settlement Agreement (defined and further described below).
In connection with its investigation related to the Greater Lawrence Incident, on February 4, 2020, the Massachusetts Attorney General's Office issued a request for documents primarily focused on the restoration work following the incident. This investigation was resolved by the Massachusetts DPU order dated October 7, 2020 approving the Settlement Agreement (defined and further described below).
On July 2, 2020, NiSource, Columbia of Massachusetts, Eversource and Eversource Gas Company of Massachusetts, a wholly-owned subsidiary of Eversource (“EGMA”), filed with the Massachusetts DPU a joint petition for the approval of the purchase and sale of the Massachusetts Business (the “Transaction”) as contemplated by the Asset Purchase Agreement and a proposed multi-year rate plan. The Asset Purchase Agreement provides for various closing conditions, including the receipt of the approval of the Massachusetts DPU and the final resolution or termination of all pending actions, claims and investigations, lawsuits or other legal or administrative proceedings against Columbia of Massachusetts and its affiliates under the jurisdiction of the Massachusetts DPU and all future actions, claims and investigations, lawsuits or other legal or administrative proceedings against NiSource, Columbia of Massachusetts and their affiliates relating to the Greater Lawrence Incident under the jurisdiction of the Massachusetts DPU, each as determined by NiSource in its reasonable discretion (the “DPU Required Resolution”).
The petition included and sought approval of a settlement agreement executed on July 2, 2020 (the “Settlement Agreement”) among, NiSource, Columbia of Massachusetts, Eversource, EGMA, the Massachusetts Attorney General’s Office ("Massachusetts AGO"), the Massachusetts Department of Energy Resources ("DOER"), and the Low-Income Weatherization and Fuel Assistance Program Network (together with NiSource, Columbia of Massachusetts, Eversource, EGMA, the Massachusetts AGO and the DOER, the “Settling Parties”). The Settlement Agreement was conditioned on its approval by the Massachusetts DPU no later than September 30, 2020; however, this deadline was extended to October 7, 2020. The Settlement Agreement was approved by the Massachusetts DPU on October 7, 2020, and the closing of the Transaction occurred on October 9, 2020.
Set forth below are certain of the descriptions of the provisions of the Settlement Agreement related to the DPU Required Resolution. The Settlement Agreement includes other provisions, including generally provisions related to ratemaking and activities of Eversource and EGMA to occur after the closing of the Transaction and other conditions, as further described in the Settlement Agreement.
Termination of Massachusetts DPU Regulatory Matters. Under the Settlement Agreement, the Settling Parties agreed that the terms of the Settlement Agreement achieve the DPU Required Resolution under the Asset Purchase Agreement. Further, under the Settlement Agreement, Columbia of Massachusetts took responsibility for the Greater Lawrence Incident and agreed not to contest facts in the record sufficient to support the Massachusetts DPU’s investigations into pipeline safety and emergency response in the two public investigations that the Massachusetts DPU opened pursuant to the October 25, 2019 orders referenced above (DPU 19-140 and 19-141, respectively). If adjudicated, Columbia of Massachusetts could have been subject to the payment of penalties potentially up to the maximum allowed by law.
The Settling Parties also agreed that, upon the closing of the Transaction, (1) all pending actions, claims, investigations, lawsuits and proceedings against NiSource, Columbia of Massachusetts and their affiliates, and all of the respective directors, officers, employees, agents and representatives of NiSource and Columbia of Massachusetts and their affiliates (such entities and individuals, collectively referred to as the “Discharged Persons”), under the Massachusetts DPU’s jurisdiction, shall be

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
considered settled, resolved, and terminated; and (2) all future actions, claims, investigations, lawsuits and proceedings, whether known or unknown, against the Discharged Persons, in each case, relating to, arising out of, or in connection with the Greater Lawrence Incident (as defined in the Asset Purchase Agreement), under the jurisdiction of the Massachusetts DPU shall be considered settled, resolved, and terminated. This includes the Massachusetts DPU’s investigations into pipeline safety and emergency response in DPU 19-140 and 19-141, respectively, as well as any other regulatory matters that could have been raised by the Massachusetts DPU relating to, arising out of, or in connection with the Greater Lawrence Incident.
The Settling Parties also agreed that, upon the closing of the Transaction, all pending actions, claims, investigations, lawsuits, and proceedings against the Discharged Persons, which are the subject of the Consent Order, shall be settled, resolved, and terminated. The “Consent Order” is a consent order the Massachusetts DPU issued on August 14, 2020 in DPU 19-140, which included Compliance Actions (as defined in the Consent Order) that corresponded to the entirety of cases pending before the Massachusetts DPU as of July 2, 2020. The Settling Parties further agreed, upon the closing of the Transaction, that the Consent Order (and the Massachusetts DPU’s associated Compliance Actions) addresses all outstanding pipeline safety compliance investigations, inquiries, or ongoing matters, regardless of whether subject to notices of probable violations (NOPVs) or related to the Greater Lawrence Incident, existing as of the execution date of the Settlement Agreement.
Termination of Massachusetts AGO Matters. Under the Settlement Agreement, the Settling Parties agreed that, upon the closing of the Transaction, the Settlement Agreement shall constitute receipt from the Massachusetts AGO of an agreement, settlement, compromise, and consent: (1) to terminate with prejudice all pending actions, claims, lawsuits, investigations, or proceedings under the jurisdiction of the Massachusetts AGO against the Discharged Persons relating, arising out of, or in connection with, the Greater Lawrence Incident; and (2) not to commence on its own behalf any new action, claim, lawsuit, investigation or proceeding against any of the Discharged Persons relating, arising out of, or in connection with, the Greater Lawrence Incident.
Payment in Lieu of Penalties. Under the Settlement Agreement, the Settling Parties agreed that, at the closing of the Transaction, NiSource will make a payment in lieu of penalties in full settlement of all of the pending and potential claims, lawsuits, investigations or proceedings settled by and released by the Settlement Agreement in the amount of $56.0 million. This payment was withheld from the proceeds received from Eversource at the closing of the Transaction on October 9, 2020. See Note 6, "Assets and Liabilities Held for Sale," for additional information.
Energy Relief Fund. Under the Settlement Agreement, the Settling Parties agreed that the funds derived from the NiSource payment described above will be used to create an “Energy Relief Fund,” comprised of two components, designated as the “Merrimack Valley Renewal Fund” and the “Arrearage Forgiveness Fund,” in each case as further described in the Settlement Agreement. The Merrimack Valley Renewal Fund is jointly administered by the Massachusetts AGO and DOER. The Arrearage Forgiveness Fund is jointly administered by the Massachusetts AGO and Eversource.
U.S. Department of Justice Investigation. On February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney’s Office to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident. Columbia of Massachusetts agreed to plead guilty in the United States District Court for the District of Massachusetts (the “Court”) to violating the Natural Gas Pipeline Safety Act (the “Plea Agreement”), and the Company entered into a Deferred Prosecution Agreement (the “DPA”).
On March 9, 2020, Columbia of Massachusetts entered its guilty plea pursuant to the Plea Agreement, which the Court accepted. Subsequently, Columbia of Massachusetts and the U.S. Attorney’s Office modified the Plea Agreement. On June 23, 2020, the Court sentenced Columbia of Massachusetts in accordance with the terms of the modified Plea Agreement. Under the modified Plea Agreement, Columbia of Massachusetts is subject to the following terms, among others: (i) a criminal fine in the amount of $53,030,116, which has been paid; (ii) a three year probationary period that will terminate early upon a sale of Columbia of Massachusetts or a sale of its gas distribution business to a qualified third-party buyer consistent with certain requirements, but in no event before the end of the one-year mandatory period of probation; (iii) compliance with each of the NTSB recommendations stemming from the Greater Lawrence Incident; and (iv) employment of an in-house monitor until the end of the term of probation or until the sale of Columbia of Massachusetts or its gas distribution business, whichever is earlier. On October 13, 2020, the Court, upon agreement of the U.S. Attorney's Office and Columbia Gas of Massachusetts, modified the terms of probation by ending the term of the in-house monitor.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Under the DPA, the U.S. Attorney’s Office agreed to defer prosecution of the Company in connection with the Greater Lawrence Incident for a three-year period (which three-year period may be extended for twelve (12) months upon the U.S. Attorney’s Office’s determination of a breach of the DPA) subject to certain obligations of the Company, including, but not limited to, the following: (i) the Company will use reasonable best efforts to sell Columbia of Massachusetts or Columbia of Massachusetts’ gas distribution business to a qualified third-party buyer consistent with certain requirements, and, upon the completion of any such sale, the Company will cease and desist any and all gas pipeline and distribution activities in the District of Massachusetts; (ii) the Company will forfeit and pay, within 30 days of the later of the sale becoming final or the date on which post-closing adjustments to the purchase price are finally determined in accordance with the agreement to sell Columbia of Massachusetts or its gas distribution business, a fine equal to the total amount of the profit or gain, if any, from any sale of Columbia of Massachusetts or its gas distribution business, with the amount of profit or gain determined as provided in the DPA; and (iii) the Company agrees as to each of the Company’s subsidiaries involved in the distribution of gas through pipeline facilities in Massachusetts, Indiana, Ohio, Pennsylvania, Maryland, Kentucky and Virginia to implement and adhere to each of the recommendations from the NTSB stemming from the Greater Lawrence Incident. Pursuant to the DPA, if the Company complies with all of its obligations under the DPA, including, but not limited to those identified above, the U.S. Attorney’s Office will not file any criminal charges against the Company related to the Greater Lawrence Incident. If Columbia of Massachusetts withdraws its plea for any reason, if the Court rejects any aspect of the Plea Agreement, or if Columbia of Massachusetts should fail to perform an obligation under the Plea Agreement prior to the sale of Columbia of Massachusetts or its gas distribution business, the U.S. Attorney's Office may, at its sole option, render the DPA null and void. The sale of the Massachusetts Business was completed on October 9, 2020. The Company is not required to forfeit or pay any funds within 30 days of the sale of the Massachusetts Business because the Company did not realize a profit or gain from the sale as provided in the DPA.
U.S. Congressional Activity. On September 30, 2019, the U.S. Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act authorizing PHMSA expired. There is no effect on PHMSA's authority. Action on past re-authorization bills has extended past the expiration date and action on this re-authorization is expected to continue into 2021. Pipeline safety jurisdiction resides with the U.S. Senate Commerce Committee and is divided between two committees in the U.S. House of Representatives (Energy and Commerce, and Transportation and Infrastructure). The Senate passed its bill on August 7, 2020. The House of Representatives has yet to reconcile its legislation and act. Certain legislative proposals, if enacted into law, may increase costs for natural gas industry companies, including the Company.
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
Shareholder Derivative Lawsuit. On April 28, 2020, a shareholder derivative lawsuit was filed by the City of Detroit Police and Fire Retirement System in the United States District Court for the District of Delaware against certain of the Company’s current and former directors, alleging breaches of fiduciary duty with respect to the pipeline safety management systems relating to the distribution of natural gas prior to the Greater Lawrence Incident and also including claims related to the Company’s proxy statement disclosures regarding its safety systems. The remedies sought include damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of any unjust enrichment. The defendants have filed a motion to dismiss the lawsuit. The motion to dismiss is fully briefed. Because of the preliminary nature of this lawsuit, the Company is not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.
Financial Impact. Since the Greater Lawrence Incident, we have recorded expenses of approximately $1,036 million for third-party claims and fines, penalties and settlements associated with government investigations. We estimate that total costs related to third-party claims and fines, penalties and settlements associated with government investigations resulting from the incident will range from $1,036 million to $1,050 million, depending on the number, nature, final outcome and value of third-party claims. With regard to third-party claims, these costs include, but are not limited to, personal injury and property damage claims, damage to infrastructure, business interruption claims, and mutual aid payments to other utilities assisting with the restoration effort. These costs do not include costs of certain third-party claims and fines, penalties or settlements associated with government investigations that we are not able to estimate. These costs also do not include non-claims related and government investigation-related legal expenses resulting from the incident, the capital cost of the pipeline replacement and the payment in lieu of penalties, which are set forth in " - D. Other Matters - Greater Lawrence Incident Restoration," "- Greater Lawrence Incident Pipeline Replacement," and Note 6, "Assets and Liabilities Held for Sale," respectively.
The process for estimating costs associated with third-party claims relating to the Greater Lawrence Incident requires management to exercise significant judgment based on a number of assumptions and subjective factors. As more information becomes known, management’s estimates and assumptions regarding the financial impact of the Greater Lawrence Incident may change.
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
As of September 30, 2020 and December 31, 2019, we had recorded a liability of $93.4 million and $104.4 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Legal and environmental" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
noncurrent liabilities." We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including currently enacted laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
Electric Operations' compliance estimates disclosed below are reflective of NIPSCO's Integrated Resource Plan submitted to the IURC on October 31, 2018. Refer to " - D. Other Matters - NIPSCO 2018 Integrated Resource Plan," below for additional information.
Air
Future legislative and regulatory programs could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Additionally, rules that require further GHG reductions or impose additional requirements for natural gas facilities could impose additional costs. NiSource will carefully monitor all GHG reduction proposals and regulations.
ACE Rule. On July 8, 2019, the EPA published the final ACE rule, which establishes emission guidelines for states to use when developing plans to limit carbon dioxide at coal-fired electric generating units based on heat rate improvement measures. The coal-fired units at NIPSCO’s R.M. Schahfer Generating Station and Michigan City Generating Station are potentially affected sources, and compliance requirements for these units, which NIPSCO plans to retire by the end of 2023 and 2028, respectively, will be determined by future Indiana rulemaking. The ACE rule notes that states have “broad flexibility in setting standards of performance for designated facilities” and that a state may set a “business as usual” standard for sources that have a remaining useful life “so short that imposing any costs on the electric generating unit is unreasonable.” State plans are due by 2022, and the EPA will have six months to determine completeness and then one additional year to determine whether to approve the submitted plan. States have the discretion to determine the compliance period for each source. As a result, NIPSCO will continue to monitor this matter and cannot estimate its impact at this time.
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
MGP. A program has been instituted to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 63 such sites where liability is probable as of September 30, 2020. After the sale of the Massachusetts Business, the retained number of identified sites is 54. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2020. Our total estimated liability related to the facilities subject to remediation was $88.3 million and $102.2 million at September 30, 2020 and December 31, 2019, respectively. The liability represents our best estimate of the probable cost to remediate the facilities. We believe that it is reasonably possible that remediation costs could vary by as much as $20 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
Water
ELG. On November 3, 2015, the EPA issued a final rule to amend the ELG and standards for the Steam Electric Power Generating category. Based upon a study performed in 2016 of the final rule, capital compliance costs were expected to be approximately $170 million. On October 13, 2020, the EPA published a final rule that revises the ELG for certain water streams and considers coal unit retirement dates. NIPSCO does not anticipate material ELG compliance costs based on the preferred option announced as part of NIPSCO's 2018 Integrated Resource Plan (discussed below).
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
The Integrated Resource Plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The preferred option within the Integrated Resource Plan retires the R.M. Schahfer Generating Station by the end of 2023 and the Michigan City Generating Station by the end of 2028. These stations represent 2,080 MW of generating capacity, equal to 72% of NIPSCO’s remaining generating capacity and 100% of NIPSCO's remaining coal-fired generating capacity.
In the second quarter of 2020, the MISO approved NIPSCO's plan to retire the R.M. Schahfer Generating Station in 2023. In accordance with ASC 980-360, the net book value of certain plant and equipment for the R.M. Schahfer Generating Station was reclassified from "Net utility plant" to "Other property, at cost, less accumulated depreciation" on the Condensed Consolidated Balance Sheets (unaudited). The December 2019 NIPSCO electric rate case order included approval to create a regulatory asset upon the retirement of the R.M. Schahfer Generating Station. The order allows for the recovery of and on the net book value of the station by the end of 2032. Refer to Note 7, "Property, Plant and Equipment" for further information.
In connection with the MISO's approval of NIPSCO's planned retirement of the R.M. Schahfer Generating Station, we recorded $4.6 million of plant retirement-related charges in the second quarter of 2020. These charges were comprised of write downs of certain capital projects that have been cancelled and materials and supplies inventory balances deemed obsolete due to the planned retirement. These charges are presented within "Operation and maintenance" on the Condensed Statements of Consolidated Income (Loss). As more information becomes available, the retirement date of the R.M. Schahfer Generating Station will be finalized, and additional plant retirement-related charges may be incurred.
In connection with the planned retirement of the Schahfer Generating Station and the Michigan City Generating Station, the current capacity replacement plan includes lower-cost, reliable, cleaner energy resources to be obtained through a combination of NIPSCO ownership and PPAs. To this effect, NIPSCO has entered into a number of agreements with counterparties, as described below.
In January 2019, NIPSCO executed a 20 year PPA, referred to as the Jordan Creek PPA, to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. The facility supplying the energy will have a nameplate wind capacity of approximately 400 MW. NIPSCO submitted the Jordan Creek PPA to the IURC for approval in February 2019 and the IURC approved the Jordan Creek PPA on June 5, 2019. Payments under the Jordan Creek PPA will not begin until the associated generation facility is constructed by the owner / seller, which is currently scheduled to be complete by the end of 2020. While NIPSCO is monitoring any possible impact the COVID-19 pandemic may have on the expected completion date of this project, we do not expect delays.
Also in January 2019, NIPSCO executed a BTA, referred to as the Rosewater BTA, with a developer to construct a renewable generation facility with a nameplate wind capacity of approximately 100 MW. Ownership of the facility will be transferred to a

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
joint venture whose members include NIPSCO, the developer and an unrelated tax equity partner. NIPSCO and the tax equity partner are obligated to make cash contributions to the partnership at the date construction is substantially complete. The aforementioned joint venture is expected to be fully owned by NIPSCO after the wind PTCs are monetized from the project. NIPSCO's purchase requirement under the Rosewater BTA is dependent on satisfactory approval of the Rosewater BTA by the IURC, successful execution of an agreement with a tax equity partner and timely completion of construction. NIPSCO submitted the Rosewater BTA to the IURC for approval in February 2019, and the IURC approved the Rosewater BTA on August 7, 2019. The required FERC approvals for the project were received in December 2019. NIPSCO executed an equity capital contribution agreement with a tax equity partner in July 2020. Construction of the facility is scheduled to be completed by the end of 2020; however, this project could experience a construction delay due to the COVID-19 pandemic. While NIPSCO is continuing to monitor the impact the COVID-19 pandemic may have on the expected completion date of this project, we do not expect delays.
On October 1, 2019, NIPSCO announced the opening of its next round of RFP to consider potential resources to meet the future electric needs of its customers. The RFP closed on November 20, 2019, and NIPSCO continues to evaluate the results. NIPSCO is considering all sources in the RFP process and is expecting to obtain adequate resources to facilitate the retirement of the R.M. Schahfer Generation Station by the end of 2023. The planned replacement by the end of 2023 of approximately 1,400 MW from this coal-fired generation station could provide incremental capital investment opportunities for 2022 and 2023. Currently, half of the capacity in the replacement plan is targeted to be owned by joint ventures that will include NIPSCO and unrelated financial investors as the members. The remaining new capacity is expected to be primarily in the form of PPAs. NIPSCO has initiated the appropriate regulatory compliance filings related to the new capacity, starting with two solar PPAs filed with the IURC in July 2020. We expect to continue finalizing agreements with counterparties and initiating regulatory compliance filings into 2021.
In October 2019, NIPSCO executed a BTA, referred to as the Indiana Crossroads BTA, with a developer to construct an additional renewable generation facility with a nameplate wind capacity of approximately 300 MW. Ownership of the facility will be transferred to a joint venture whose members include NIPSCO, the developer and an unrelated tax equity partner. NIPSCO and the tax equity partner are obligated to make cash contributions to the partnership at the date construction is substantially complete. The aforementioned joint venture is expected to be fully owned by NIPSCO after the wind PTCs are monetized from the project. NIPSCO's purchase requirement under the Indiana Crossroads BTA is dependent on satisfactory approval of the Indiana Crossroads BTA by the IURC, successful execution of an agreement with a tax equity partner, and timely completion of construction. NIPSCO submitted the Indiana Crossroads BTA to the IURC for approval on October 22, 2019, and the IURC approved the Indiana Crossroads BTA on February 19, 2020. Required FERC filings are expected to be filed in the fourth quarter of 2020. Construction of the facility is expected to be completed by the end of 2021.
In June 2020, NIPSCO executed three additional 20 year PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. The facilities supplying the energy will have a combined nameplate solar capacity of approximately 500 MW and 30 MW storage capacity. NIPSCO's purchase requirement under the PPAs is dependent on satisfactory approval of the PPAs by the IURC. NIPSCO submitted two of the PPAs to the IURC for approval in July 2020. An IURC order is anticipated by the end of the fourth quarter of 2020. NIPSCO plans to submit the third PPA to the IURC for approval in the fourth quarter of 2020. If approved by the IURC, payments under the PPAs will not begin until the associated generation facilities are constructed by the owner / seller, which is expected to be complete by the second quarter of 2023.
In October 2020, NIPSCO executed three solar BTAs with a developer to construct additional renewable generation facilities with a nameplate solar capacity of approximately 900 MW and 135 MW of storage capacity. Ownership of the facilities will be transferred to joint ventures whose members include NIPSCO and an unrelated tax equity partner. NIPSCO and the tax equity partner are obligated to make cash contributions to the partnerships at the date construction is substantially complete. The aforementioned joint ventures are expected to be fully owned by NIPSCO after the solar ITCs are monetized from the project. NIPSCO's purchase requirement under the BTAs is dependent on satisfactory approval of the BTAs by the IURC, successful execution of an agreement with a tax equity partner, and timely completion of construction. NIPSCO plans to submit the BTAs to the IURC for approval in the fourth quarter of 2020. Construction of the facility with a nameplate capacity of 265 MW is expected to be completed by the end of 2022. Construction of the facilities with a nameplate capacity of 635 MW and 135 of storage capacity are expected to be completed by the end of 2023.
On May 1, 2020, President Donald Trump issued an executive order (the “EO”) prohibiting any transaction initiated after that day that (i) involves bulk-power system equipment designed, developed, manufactured or supplied by persons owned by, controlled by or subject to the jurisdiction or direction of a foreign adversary and (ii) poses an unacceptable risk to national

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
security. Implementing regulations from the U.S. Secretary of Energy are still pending. The EO also requires the U.S. Secretary of Energy to review the risk of existing bulk-power system equipment sourced from foreign adversaries and to establish a task force to review and recommend federal procurement policies and procedures consistent with the considerations identified in the EO. On July 8, 2020, the U.S. Department of Energy issued a Request for Information (“RFI”), seeking input from industry stakeholders to “understand the energy industry’s current practices to identify and mitigate vulnerabilities in the supply chain” for components of bulk-power system equipment. The RFI identifies the following governments as “foreign adversaries”: China, Cuba, Iran, North Korea, Russia and Venezuela. The RFI notes that the U.S. Secretary of Energy retains authority to amend this list at any time and such countries have been identified only for the purposes of the EO. In the future, certain bulk-power system equipment owned or operated by NiSource could possibly be considered to be sourced from a foreign adversary within the meaning of the EO.
Greater Lawrence Incident Restoration. In addition to the amounts estimated for third-party claims and fines, penalties and settlements associated with government investigations described above, since the Greater Lawrence Incident, we have recorded expenses of approximately $441 million for other incident-related costs. We estimate that total other incident-related costs will range from $445 million and $455 million, depending on the incurrence of costs associated with resolving outstanding third-party claims discussed above in " - B. Legal Proceedings." Such costs include certain consulting costs, legal costs, vendor costs, claims center costs, labor and related expenses incurred in connection with the incident, and insurance-related loss surcharges. The amounts set forth above do not include the capital cost of the pipeline replacement, which is set forth below.
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

	Total Costs Incurred through	Costs Incurred during the Three Months Ended	Costs Incurred during the Nine Months Ended
(in millions)	December 31, 2019	September 30, 2020		Incident to Date
Third-party claims	$1,041	$(3)	$(5)	$1,036
Other incident-related costs	420	5	21	441
Total	1,461	2	16	1,477
Insurance recoveries recorded	(800)	—	—	(800)
Total costs incurred	$661	$2	$16	$677
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
We have invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. We are currently unable to predict the timing or amount of any insurance recovery under the property policy. This pipeline replacement cost is part of the Massachusetts Business that was classified as held for sale at September 30, 2020. The assets and liabilities of the Massachusetts Business have been recorded at fair value, less costs to sell, which has resulted in a loss being recorded as of September 30, 2020. The sale of the Massachusetts Business was completed on October 9, 2020. See Note 6, "Assets and Liabilities Held for Sale," for additional information.
State Income Taxes Related to Greater Lawrence Incident Expenses. As of December 31, 2018, expenses related to the Greater Lawrence Incident were $1,023 million. In the fourth quarter of 2019, we filed an application for Alternative Apportionment with the MA DOR to request an allocable approach to these expenses for purposes of Massachusetts state

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
income taxes, which, if approved, would result in a state deferred tax asset of approximately $50 million, net. The MA DOR issued a denial during the first quarter of 2020. We filed an application for abatement in the second quarter of 2020 and believe it is reasonably possible that the application will be accepted or an alternative method will be proposed by the MA DOR within the next three to six months.
Voluntary Separation Program. On August 5, 2020, we commenced a voluntary separation program for certain employees. Expense for the voluntary separation program will be recognized in the period when the employee accepts the offer, absent a retention period. For employees that have a retention period, expense will be recognized over the remaining service period. Employee acceptance under the voluntary separation program is determined by management based on facts and circumstances of the benefits being offered. The total severance expense for employees who were accepted under the voluntary separation program offered in August 2020 is approximately $38 million, which will be recognized over the remaining service period of the applicable employees. For the three and nine months ended September 30, 2020, we recognized $23.4 million in severance expense related to the program, all of which was outstanding at September 30, 2020. This activity is presented within "Operation and maintenance" in our Condensed Statements of Consolidated Income (Loss) (unaudited) and within "Accrued compensation and employee benefits" in our Condensed Consolidated Balance Sheets (unaudited).
Transition Services Agreement. In connection with the sale of the Massachusetts Business, NiSource and Eversource entered into a Transition Services Agreement (TSA). Under the TSA, NiSource will provide Eversource certain finance and accounting, gas operations, customer, human resources, information technology and other specific services, The duration of the TSA varies by service, generally lasting 12 to 24 months from the date of the sale. As the TSA commenced on October 9, 2020, we did not record any revenue for the TSA for the three and nine months ended September 30, 2020.
19.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

Three Months Ended September 30, 2020 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2020	$3.6	$(207.8)	$(17.7)	$(221.9)
Other comprehensive income before reclassifications	1.2	26.0	1.0	28.2
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	(0.1)	0.1
Net current-period other comprehensive income	1.4	26.0	0.9	28.3
Balance as of September 30, 2020	$5.0	$(181.8)	$(16.8)	$(193.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Nine Months Ended September 30, 2020 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2020	$3.3	$(77.2)	$(18.7)	$(92.6)
Other comprehensive income (loss) before reclassifications	2.0	(104.6)	1.4	(101.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	0.5	0.2
Net current-period other comprehensive income (loss)	1.7	(104.6)	1.9	(101.0)
Balance as of September 30, 2020	$5.0	$(181.8)	$(16.8)	$(193.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended September 30, 2019 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2019	$2.5	$(62.8)	$(20.5)	$(80.8)
Other comprehensive income (loss) before reclassifications	0.9	(50.7)	0.2	(49.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	0.1	0.2	0.1
Net current-period other comprehensive income (loss)	0.7	(50.6)	0.4	(49.5)
Balance as of September 30, 2019	$3.2	$(113.4)	$(20.1)	$(130.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
Nine Months Ended September 30, 2019 (in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2019	$(2.4)	$(13.0)	$(21.8)	$(37.2)
Other comprehensive income (loss) before reclassifications	5.9	(100.5)	0.7	(93.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	0.1	1.0	0.8
Net current-period other comprehensive income (loss)	5.6	(100.4)	1.7	(93.1)
Balance as of September 30, 2019	$3.2	$(113.4)	$(20.1)	$(130.3)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

20.    Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Interest income	$1.3	$2.1	$4.4	$5.4
AFUDC equity	1.8	2.9	4.9	7.1
Charitable contributions	(0.3)	(1.1)	(0.9)	(4.0)
Pension and other postretirement non-service cost	0.6	(2.8)	6.4	(8.7)
Sale of emission reduction credits	4.6	—	4.6	—
Miscellaneous	—	0.2	0.5	0.5
Total Other, net	$8.0	$1.3	$19.9	$0.3

21.    Business Segment Information
At September 30, 2020, our operations are divided into two primary reportable segments. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, Indiana and Massachusetts. The sale of the Massachusetts Business was completed on October 9, 2020. Refer to Note 6, "Assets and Liabilities Held for Sale," for further details. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating Revenues
Gas Distribution Operations
Unaffiliated	$470.1	$463.6	$2,304.4	$2,506.2
Intersegment	3.0	3.3	9.0	9.9
Total	473.1	466.9	2,313.4	2,516.1
Electric Operations
Unaffiliated	432.2	467.7	1,165.7	1,304.9
Intersegment	0.1	0.2	0.5	0.6
Total	432.3	467.9	1,166.2	1,305.5
Corporate and Other
Unaffiliated	0.2	0.2	0.6	0.6
Intersegment	120.5	116.9	327.9	342.2
Total	120.7	117.1	328.5	342.8
Eliminations	(123.6)	(120.4)	(337.4)	(352.7)
Consolidated Operating Revenues	$902.5	$931.5	$3,470.7	$3,811.7
Operating Income (Loss)
Gas Distribution Operations	$(42.2)	$(48.6)	$38.0	$605.8
Electric Operations	130.0	140.7	295.4	321.4
Corporate and Other	5.0	(1.1)	(0.7)	1.5
Consolidated Operating Income	$92.8	$91.0	$332.7	$928.7

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
We are an energy holding company under the Public Utility Holding Company Act of 2005 whose subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states, following the sale of our Massachusetts Business, which closed on October 9, 2020. See "Columbia of Massachusetts Asset Sale" below for additional information. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Gas Distribution Operations and Electric Operations.
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
Columbia of Massachusetts Asset Sale: On February 26, 2020, NiSource and Columbia of Massachusetts entered into an Asset Purchase Agreement with Eversource (the "Asset Purchase Agreement"). Upon the terms and subject to the conditions set forth in the Asset Purchase Agreement, we sold the Massachusetts Business to Eversource for net proceeds of $1,112.6 million in cash, subject to adjustment for the final working capital amount. The sale was approved by the Massachusetts DPU on October 7, 2020, and closed on October 9, 2020. As a result of the sale, we have transitioned to executing the TSA with Eversource. For additional information, see Note 6, "Assets and Liabilities Held for Sale," and Note 18-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited).
Your Energy, Your Future: Our plan to replace 80% of our coal generation capacity by the end of 2023 and all of our coal generation by the end of 2028 with primarily renewable resources is well underway. In October 2020, we executed three BTAs for 900 MW solar nameplate capacity and 135 MW of storage capacity. The three projects were selected following a comprehensive review of bids submitted through the RFP process that NIPSCO underwent in late 2019. The projects complement previously executed BTAs and PPAs with a combined nameplate capacity of 400 MW and 1,300 MW, respectively. For additional information, see Note 18-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited).
NiSource Next: We have launched a comprehensive, multi-year program designed to deliver long-term safety, sustainable capability enhancements and cost optimization improvements. This program will advance the high priority we place on safety and risk mitigation, further enable our safety management system ("SMS"), and enhance the customer experience. NiSource Next is designed to leverage our current scale, utilize technology, define clear roles and accountability with our leaders and employees, and standardize our processes to focus on operational rigor, quality management and continuous improvement. An initial step in this program is the voluntary separation program that was announced in August 2020. Total severance expense for employees who were accepted under the voluntary separation program offered in August 2020 is approximately $38.0 million. The majority of these separation costs will be expensed in 2020. For additional information, see Note 18-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited). One of the expected benefits of the NiSource Next initiative, along with the sale of the Massachusetts Business, is a projected reduction in ongoing operation and maintenance costs by approximately 8% in 2021 compared to 2020.
COVID-19: The safety of our employees and customers, while providing essential services during the COVID-19 pandemic, is paramount. Since March 2020, we have taken a proactive, coordinated approach intended to prevent, mitigate and respond to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

COVID-19 by utilizing our Incident Command System (ICS). The ICS includes members of our executive council, a medical review professional, and members of functional teams from across our company. The ICS monitors state-by-state conditions and determines steps to conduct our operations safely for employees and customers.
We have implemented procedures designed to protect our employees who work in the field and who continue to work in operational and corporate facilities, including social distancing, wearing face coverings, temperature checks and more frequent cleaning of equipment and facilities. We have also implemented work-from-home policies. We have minimized non-essential work that requires an employee to enter a customer premise and limited company vehicle occupancy to one person, where possible. We continue to employ physical and cyber-security measures to ensure that our operational and support systems remain functional. Our actions to date have mitigated the impact of COVID-19 on our employees. We have had a limited amount of known COVID-19 cases within our company. We will continue to follow CDC guidance and implement safety measures intended to ensure employee and customer safety during this pandemic.
Since the beginning of the COVID-19 pandemic, we have been helping our customers navigate this challenging time. We suspended disconnections soon after this outbreak began. While the suspension of disconnections has been lifted in some states, suspensions are likely to continue in other states through the end of the year. In all states, we plan to continue our payment assistance programs to help customers deal with the impact of COVID-19. Additionally, we continue to have dialogue with the state regulatory commissions for each of our operating companies regarding COVID-19. Regulatory deferrals have been allowed by the state regulatory commissions in all states in which we operate. For information on the state specific suspension of disconnections and COVID-19 regulatory filings, see Note 9, "Regulatory Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited). The CARES Act was enacted on March 27, 2020 and provides monetary-relief and financial aid to individuals, business, nonprofits, states and municipalities. We are continuing to promote multiple resources available to customers including benefits from the CARES Act, such as additional funding for both the Low-Income Home Energy Assistance Program and the Community Services Block Grant to help support income-qualified customers. We are sharing energy efficiency tips to help customers save energy at home and promoting our budget plan program, which allows customers to pay about the same amount each month.
While we have experienced lower revenue, higher expenses for personal protective equipment and supplies, and higher bad debt expense, COVID-19 has not materially impacted our results of operation as of September 30, 2020. Refer to "Results and Discussion of Segment Operation" in this Management's Discussion for additional segment specific information. We did experience lower cash flows from operations for the nine months ended September 30, 2020 in comparison to the same period in 2019 due, in part, to slower collections of customer accounts receivable; however, we believe we have sufficient liquidity as a result of the issuance of $1.0 billion notes in April 2020, the remaining cash proceeds received from the sale of the Massachusetts Business in October 2020, the available capacity under our short-term revolving credit facility and accounts receivable securitization facilities, and our anticipated ability to access capital markets. Additionally, we have reduced our expected 2020 capital investments by $145 million. We do not anticipate any other material changes to our capital construction programs or our renewable generation projects. While we have not experienced any significant issues in our supply chain, we are actively managing the materials, supplies, and contract services for our generation, transmission, distribution, and customer services functions.
Our future operating results and liquidity may be impacted by COVID-19, but the extent of the impact is uncertain as we approach the winter months and experience fluctuations in the number of confirmed COVID-19 cases. Such ongoing impact of COVID-19 includes, but is not limited to:
•Lower revenue and cash flow during the fourth quarter of 2020, in comparison to the fourth quarter of 2019, resulting from the decrease in commercial and industrial gas and electric demand as businesses comply with re-opening plans in each state and as businesses experience negative economic impact from COVID-19, potentially offset by higher residential demand.
•Lower revenue and cash flow during the fourth quarter of 2020, in comparison to the fourth quarter of 2019, due to the continuing suspension of late payment and reconnection fees in some jurisdictions.
•A decline in revenue in 2021 due to an increase in customer attrition rates, as well as lower revenue growth if customer additions slow due to a prolonged economic downturn.
•A continued increase in bad debt and decrease in cash flows in the fourth quarter of 2020 and into 2021 resulting from the suspension of shut-offs and the inability of our customers to pay for their gas and electric service due to job loss or other factors, partially offset by regulatory deferral.
•A continued delay in cash flows in 2020 as customers utilized the more flexible payment plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

•An increase in internal labor costs from higher overtime in the fourth quarter of 2020.
•The impact of the employer payroll tax credit and payroll tax payment deferral under the CARES Act. We believe the deferral of payroll tax payments could provide a cash flow benefit in 2020 by delaying about $30.0 million of payroll tax payments. The IRS continues to provide additional guidance related to the employer tax credit. We do not expect the impact of employer payroll tax credits to be material.

Greater Lawrence Incident: For the three and nine months ended September 30, 2020, we have incurred $2.0 million and $16.0 million of third-party claims and other incident-related costs associated with the Greater Lawrence Incident, respectively. For additional information, see Note 18-B and D, "Legal Proceedings" and "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited).
We have invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. We are currently unable to predict the timing or amount of any insurance recovery under the property policy. This pipeline replacement cost is part of the Massachusetts Business that is classified as held for sale at September 30, 2020. The assets and liabilities of the Massachusetts Business have been recorded at fair value, less costs to sell, which has resulted in a loss being recorded as of September 30, 2020. The sale of the Massachusetts Business was completed on October 9, 2020. See Note 6, "Assets and Liabilities Held for Sale," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Refer to Note 18-B and D, "Legal Proceedings" and "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited), "Summary of Consolidated Financial Results," and "Results and Discussion of Segment Operation - Gas Distribution Operations," in this Management's Discussion for additional information related to the Greater Lawrence Incident.
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2020 and 2019 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Operating Revenues	$902.5	$931.5	$(29.0)	$3,470.7	$3,811.7	$(341.0)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	143.1	196.7	(53.6)	793.9	1,130.5	(336.6)
Other Operating Expenses	666.6	643.8	22.8	2,344.1	1,752.5	591.6
Total Operating Expenses	809.7	840.5	(30.8)	3,138.0	2,883.0	255.0
Operating Income	92.8	91.0	1.8	332.7	928.7	(596.0)
Total Other Deductions, net	(330.6)	(94.6)	(236.0)	(508.6)	(285.3)	(223.3)
Income Taxes	(64.9)	(10.2)	(54.7)	(73.9)	121.0	(194.9)
Net Income (Loss)	(172.9)	6.6	(179.5)	(102.0)	522.4	(624.4)
Preferred dividends	(13.8)	(13.8)	—	(41.4)	(41.4)	—
Net Income (Loss) Available to Common Shareholders	(186.7)	(7.2)	(179.5)	(143.4)	481.0	(624.4)
Basic Earnings (Loss) Per Share	$(0.49)	$(0.02)	$(0.47)	$(0.37)	$1.29	$(1.66)
Basic Average Common Shares Outstanding	383.8	374.1	9.7	383.5	373.8	9.7
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

On a consolidated basis, we reported a net loss available to common shareholders of $186.7 million, or $0.49 per basic share for the three months ended September 30, 2020, compared to a net loss available to common shareholders of $7.2 million, or $0.02 per basic share for the same period in 2019. The increase in loss was primarily due to a loss on early extinguishment of debt in 2020. This was partially offset by higher income tax benefit in the third quarter of 2020 (see "Income Taxes" below).
For the nine months ended September 30, 2020, we reported a net loss available to common shareholders of $143.4 million, or $0.37 per basic share compared to net income available to common shareholders of $481.0 million, or $1.29 per basic share for the same period in 2019. The drivers for this decrease were consistent with that of the quarter-to-date period, with the addition of higher operating expenses due to insurance recoveries recorded in 2019, net of third-party claims and other costs, related to the Greater Lawrence Incident and a loss recorded for the classification as held for sale of the Massachusetts Business during 2020 (see Note 6, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information).
Operating Income
For the three months ended September 30, 2020, we reported operating income of $92.8 million compared to operating income of $91.0 million for the same period in 2019.
For the nine months ended September 30, 2020, we reported operating income of $332.7 million compared to operating income of $928.7 million for the same period in 2019. The decrease in operating income was primarily due to the loss recorded for the classification as held for sale of the Massachusetts Business (see Note 6, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information) and higher operating expenses due to insurance recoveries recorded in 2019, net of third-party claims and other costs, related to the Greater Lawrence Incident. In addition, COVID-19 impacted our results of operation as we have experienced a decrease in the commercial and industrial demand for gas and electric and incremental COVID-19 related expenses. We also experienced an increase in severance and outside services expenses related to the NiSource Next initiative. These expense increases were partially offset by new rates from regulatory proceedings, as well as an increase in the residential demand for electric primarily due to COVID-19.
Other Deductions, net
Other deductions, net reduced income by $330.6 million in the third quarter of 2020 compared to a reduction in income of $94.6 million in the prior year. This increase was primarily driven by a loss on early extinguishment of debt in 2020, partially offset by income from the sale of emission reduction credits in 2020. See Note 16, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information on the loss on early extinguishment of debt.
Other deductions, net reduced income by $508.6 million during the nine months ended September 30, 2020 compared to a reduction in income of $285.3 million in the prior year. The drivers for this change were consistent with that of the quarter-to-date period, partially offset by lower non-service pension costs driven by a decrease in the pension benefit obligations.
Income Taxes
For the three months ended September 30, 2020, the increase in income tax benefit from 2019 to 2020 is primarily attributable to the increased loss before income taxes in the third quarter of 2020, as well as a lower effective tax rate in 2020 due to the relative impact of permanent differences on lower pre-tax loss in 2019 compared to 2020.
For the nine months ended September 30, 2020, the change from an income tax expense to an income tax benefit from 2019 to 2020 is primarily attributable to the change from income before income taxes in 2019 to loss before income taxes in 2020, offset by a higher effective tax rate in 2020 due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA in 2020 compared to 2019.
Refer to Note 14, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
Capital Investment
For the nine months ended September 30, 2020, we invested $1,292.2 million in capital expenditures across our gas and electric utilities. These expenditures were primarily aimed at furthering the safety and reliability of our gas distribution system, system modernization projects and maintaining our existing electric generation fleet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

We continue to execute on an estimated $40 billion in total projected long-term regulated utility infrastructure investments and expect to invest a total of approximately $1.7 to $1.8 billion in capital during 2020 as we continue to focus on growth, safety and modernization projects across our operating area.
Liquidity
A primary focus of ours is to ensure the availability of adequate financing to fund our ongoing safety and infrastructure investment programs, which typically involves the issuance of debt and/or equity. During 2020, we took certain actions to enhance our liquidity. In April 2020, we terminated and repaid in full our existing $850.0 million term loan agreement and entered into a new $850.0 million term loan agreement. On October 14, 2020, this term loan was repaid in full with proceeds from the sale of the Massachusetts Business. Also, in April 2020, we completed the issuance and sale of $1.0 billion of senior unsecured notes resulting in approximately $987.8 million of net proceeds.
Through income generated from operating activities, amounts available under our short-term revolving credit facility, commercial paper program, accounts receivable securitization facilities, long-term debt agreements, remaining cash proceeds received from the sale of the Massachusetts Business in October 2020, and our ability to access the capital markets, we expect to have adequate capital available to fund our operating activities, capital expenditures, and the effects of COVID-19 through 2020 and beyond. As of September 30, 2020 and December 31, 2019, we had $1,591.4 million and $1,409.1 million, respectively, of net liquidity available, consisting of cash and available capacity under credit facilities. These factors and other impacts to the financial results are discussed in more detail within the following discussions of “Results and Discussion of Segment Operations” and “Liquidity and Capital Resources.”

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Our operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Financial and operational data for the Gas Distribution Operations segment for the three and nine months ended September 30, 2020 and 2019 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Operating Revenues	$473.1	$466.9	$6.2	$2,313.3	$2,516.1	$(202.8)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	63.0	73.0	(10.0)	559.6	759.8	(200.2)
Operation and maintenance	275.2	289.9	(14.7)	868.4	680.9	187.5
Depreciation and amortization	88.4	102.6	(14.2)	271.7	299.4	(27.7)
Loss on classification as held for sale	35.6	—	35.6	400.2	—	400.2
Gain on sale of assets	—	—	—	—	(0.1)	0.1
Other taxes	53.1	50.0	3.1	175.4	170.3	5.1
Total Operating Expenses	515.3	515.5	(0.2)	2,275.3	1,910.3	365.0
Operating Income (Loss)	$(42.2)	$(48.6)	$6.4	$38.0	$605.8	$(567.8)
Revenues
Residential	$310.1	$289.7	$20.4	$1,544.0	$1,645.3	$(101.3)
Commercial	93.2	91.6	1.6	491.3	545.9	(54.6)
Industrial	42.9	45.5	(2.6)	166.2	181.5	(15.3)
Off-System	6.0	16.9	(10.9)	32.7	60.4	(27.7)
Other	20.9	23.2	(2.3)	79.1	83.0	(3.9)
Total	$473.1	$466.9	$6.2	$2,313.3	$2,516.1	$(202.8)
Sales and Transportation (MMDth)
Residential	15.5	13.6	1.9	173.8	186.5	(12.7)
Commercial	17.7	17.4	0.3	119.8	131.8	(12.0)
Industrial	131.9	133.0	(1.1)	402.9	406.5	(3.6)
Off-System	3.7	8.5	(4.8)	19.0	24.6	(5.6)
Other	0.1	—	0.1	0.3	0.3	—
Total	168.9	172.5	(3.6)	715.8	749.7	(33.9)
Heating Degree Days	91	13	78	3,259	3,409	(150)
Normal Heating Degree Days	71	71	—	3,531	3,498	33
% Colder (Warmer) than Normal	28%	(82)%		(8)%	(3)%
Gas Distribution Customers
Residential				3,232,785	3,167,742	65,043
Commercial				281,316	277,701	3,615
Industrial				5,967	5,974	(7)
Other				3	3	—
Total				3,520,071	3,451,420	68,651
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Three Months Ended September 30, 2020 vs. September 30, 2019 Operating Income
For the three months ended September 30, 2020, Gas Distribution Operations reported an operating loss of $42.2 million, a decrease of $6.4 million from the comparable 2019 period.
Operating revenues for the three months ended September 30, 2020 were $473.1 million, an increase of $6.2 million from the same period in 2019. The change in operating revenues was primarily driven by:
•New rates from infrastructure replacement programs and Columbia of Ohio's CEP of $16.7 million.
•The effects of customer growth of $5.3 million.

Partially offset by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $10.0 million.
•The effects of decreased commercial and industrial usage primarily related to COVID-19 of $2.6 million.
•The effects of decreased late payment and reconnection fees primarily related to COVID-19 of $1.2 million.

Operating expenses were $0.2 million lower for the three months ended September 30, 2020 compared to the same period in 2019. This change was primarily driven by:
•Lower third-party claims and other costs related to the Greater Lawrence Incident of $18.9 million.
•Lower employee and administrative expenses of $16.1 million.
•Lower depreciation and amortization of $14.1 million due to a $15.0 million decrease in depreciation and amortization as a result of classifying the Massachusetts Business as held for sale, offset by a $0.9 million increase in depreciation and amortization primarily due to higher capital expenditures placed in service.
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $10.0 million.
•Lower outside service costs of $5.1 million primarily related to decreased consulting costs in 2020.

Partially offset by:
•Loss on classification as held for sale related to the Massachusetts Business of $35.6 million.
•Severance and outside services expenses related to the NiSource Next initiative of $18.8 million.
•Third-party consulting costs incurred for the separation and transition of the Massachusetts Business to Eversource of $11.0 million.

Nine Months Ended September 30, 2020 vs. September 30, 2019 Operating Income
For the nine months ended September 30, 2020, Gas Distribution Operations reported operating income of $38.0 million, a decrease of $567.8 million from the comparable 2019 period.
Operating revenues for the nine months ended September 30, 2020 were $2,313.3 million, a decrease of $202.8 million from the same period in 2019. The change in operating revenues was primarily driven by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $200.2 million.
•Lower revenues from the effects of warmer weather in 2020 of $29.4 million.
•Lower regulatory, tax and depreciation trackers, which are offset in operating expense, of $10.9 million.
•The effects of decreased commercial and industrial usage primarily related to COVID-19 of $7.0 million.
•The effects of decreased late payment and reconnection fees primarily related to COVID-19 of $4.3 million.

Partially Offset by:
•New rates from base rate proceedings, infrastructure replacement programs and Columbia of Ohio's CEP of $42.5 million.
•The effects of customer growth of $14.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations

Operating expenses were $365.0 million higher for the nine months ended September 30, 2020 compared to the same period in 2019. This change was primarily driven by:
•Loss on classification as held for sale related to the Massachusetts Business of $400.2 million.
•Insurance recoveries recorded in 2019, net of third-party claims and other costs, related to the Greater Lawrence Incident of $190.8 million.
•Severance and outside services expenses related to the NiSource Next initiative of $18.8 million.
•Third-party consulting costs incurred for the separation and transition of the Massachusetts Business to Eversource of $16.2 million.
•Increased property taxes of $7.8 million due to higher capital expenditures placed in service.
•Increased bad debt expense primarily related to COVID-19 of $6.7 million.
•Increased expenses primarily due to the impact of COVID-19 related materials & supplies, outside services, and sequestration expenses of $5.6 million.

Partially offset by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $200.2 million.
•Lower depreciation and amortization of $27.4 million due to a $35.0 million decrease in depreciation and amortization as a result of classifying the Massachusetts Business as held for sale, offset by a $7.6 million increase in depreciation and amortization primarily due to higher capital expenditures placed in service.
•Lower employee and administrative expenses of $26.0 million.
•Lower regulatory, tax and depreciation trackers, which are offset in operating revenue, of $10.9 million.
•Lower outside service costs of $10.9 million primarily related to decreased consulting costs in 2020.

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
Weather in the Gas Distribution Operations service territories for the third quarter of 2020 was about 28% colder than normal and about 600% colder than 2019, leading to increased operating revenues of $2.3 million for the quarter ended September 30, 2020 compared to the same period in 2019.
Weather in the Gas Distribution Operations service territories for the nine months ended September 30, 2020 was about 8% warmer than normal and about 4% warmer than 2019, leading to decreased operating revenues of $29.4 million for the nine months ended September 30, 2020 compared to the same period in 2019.
Throughput
Total volumes sold and transported for the three months ended September 30, 2020 were 168.9 MMDth, compared to 172.5 MMDth for the same period in 2019. This decrease is due to decreased usage by industrial customers primarily due to COVID-19.
Total volumes sold and transported for the nine months ended September 30, 2020 were 715.8 MMDth, compared to 749.7 MMDth for the same period in 2019. This decrease is primarily attributable to warmer weather in 2020 compared to 2019 and decreased usage by commercial and industrial customers primarily due to COVID-19.
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
Greater Lawrence Incident
Refer to Note 18-B, "Legal Proceedings," and D. "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) and "Executive Summary."
Columbia of Massachusetts Asset Sale
On February 26, 2020, we entered into an Asset Purchase Agreement with Eversource that provided for the sale of the Massachusetts Business to Eversource subject to terms and conditions set forth in the agreement. The sale of the Massachusetts Business was completed on October 9, 2020. For additional information, see Note 6, "Assets and Liabilities Held for Sale," in the Notes to Condensed Consolidated Financial Statements (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three and nine months ended September 30, 2020 and 2019 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Operating Revenues	432.3	$467.9	(35.6)	1,166.2	$1,305.5	$(139.3)
Operating Expenses
Cost of sales (excluding depreciation and amortization)	80.1	123.7	(43.6)	234.3	370.7	(136.4)
Operation and maintenance	126.9	118.4	8.5	355.8	363.9	(8.1)
Depreciation and amortization	80.8	70.4	10.4	240.3	207.8	32.5
Other taxes	14.5	14.7	(0.2)	40.4	41.7	(1.3)
Total Operating Expenses	302.3	327.2	(24.9)	870.8	984.1	(113.3)
Operating Income	$130.0	$140.7	$(10.7)	$295.4	$321.4	$(26.0)
Revenues
Residential	$168.3	$148.7	$19.6	$411.5	$373.4	$38.1
Commercial	135.4	136.3	(0.9)	365.4	370.8	(5.4)
Industrial	105.8	151.8	(46.0)	301.7	471.2	(169.5)
Wholesale	3.9	3.5	0.4	9.9	9.0	0.9
Other	18.9	27.6	(8.7)	77.7	81.1	(3.4)
Total	$432.3	$467.9	$(35.6)	$1,166.2	$1,305.5	$(139.3)
Sales (Gigawatt Hours)
Residential	1,145.3	1,103.2	42.1	2,734.8	2,628.7	106.1
Commercial	996.0	1,077.3	(81.3)	2,706.5	2,862.7	(156.2)
Industrial	1,909.1	2,145.5	(236.4)	5,447.7	6,525.7	(1,078.0)
Wholesale	5.3	0.3	5.0	81.6	7.9	73.7
Other	24.4	29.6	(5.2)	74.1	86.4	(12.3)
Total	4,080.1	4,355.9	(275.8)	11,044.7	12,111.4	(1,066.7)
Cooling Degree Days	599	720	(121)	891	940	(49)
Normal Cooling Degree Days	556	556	—	795	795	—
% Warmer (Colder) than Normal	8%	29%		12%	18%
Electric Customers
Residential				417,703	413,363	4,340
Commercial				57,241	56,906	335
Industrial				2,160	2,264	(104)
Wholesale				723	729	(6)
Other				2	2	—
Total				477,829	473,264	4,565
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Three Months Ended September 30, 2020 vs. September 30, 2019 Operating Income
For the three months ended September 30, 2020, Electric Operations reported operating income of $130.0 million, a decrease of $10.7 million from the comparable 2019 period.
Operating revenues for the three months ended September 30, 2020 were $432.3 million, a decrease of $35.6 million from the same period in 2019. The change in operating revenues was primarily driven by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $43.6 million.
•Lower regulatory and depreciation trackers, which are offset in operating expense, of $5.0 million.
•The effects of decreased commercial and industrial usage primarily related to COVID-19 of $4.4 million.
Partially offset by:
•New rates from the recent base rate proceeding and electric transmission projects of $12.4 million.
•The effects of increased residential usage primarily related to COVID-19 of $5.8 million.

Operating expenses were $24.9 million lower for the three months ended September 30, 2020 compared to the same period in 2019. This change was primarily driven by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $43.6 million.
•Lower regulatory and depreciation trackers, which are offset in operating revenues, of $5.0 million.
•Lower employee and administrative costs of $4.0 million.

Partially offset by:
•Increased depreciation of $15.5 million primarily attributable to higher depreciation rates from the recent rate case proceeding.
•Severance and outside services expenses related to the NiSource Next initiative of $7.4 million.
•Higher outside service costs of $3.3 million primarily related to higher generation-related maintenance.
•Increased materials and supplies costs of $1.7 million primarily related to higher generation-related maintenance.

Nine Months Ended September 30, 2020 vs. September 30, 2019 Operating Income
For the nine months ended September 30, 2020, Electric Operations reported operating income of $295.4 million, a decrease of $26.0 million from the comparable 2019 period.
Operating revenues for the nine months ended September 30, 2020 were $1,166.2 million, a decrease of $139.3 million from the same period in 2019. The change in operating revenues was primarily driven by:
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating expense, of $136.4 million.
•Lower regulatory and depreciation trackers, which are offset in operating expense, of $20.1 million.
•The effects of decreased commercial and industrial usage primarily related to COVID-19 of $17.5 million.

Partially offset by:
•New rates from the recent base rate proceeding and electric transmission projects of $20.7 million.
•The effects of increased residential usage primarily related to COVID-19 of $12.0 million.
•The effects of customer growth of $3.1 million.

Operating expenses were $113.3 million lower for the nine months ended September 30, 2020 compared to the same period in 2019. This change was primarily driven by:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
•Lower cost of sales (excluding depreciation and amortization) billed to customers, which is offset in operating revenue, of $136.4 million.
•Lower regulatory and depreciation trackers, which are offset in operating revenues, of $20.1 million.
•Lower outside services costs of $18.3 million primarily related to lower generation-related maintenance.
•Lower employee and administrative costs of $8.5 million.

Partially offset by:
•Increased depreciation of $46.0 million primarily attributable to higher depreciation rates from the recent rate case proceeding.
•Severance and outside services expenses related to the NiSource Next initiative of $7.4 million.
•Increased expenses primarily due to the impact of COVID-19 related materials and supplies, outside services, and sequestration expenses of $5.2 million.
•Increased materials and supplies costs of $3.8 million
•Higher insurance expense of $2.4 million primarily driven by increased premiums.
•Increased environmental costs of $1.3 million.

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
Weather in the Electric Operations’ territories for the third quarter of 2020 was about 8% warmer than normal and about 17% cooler than in 2019, which had an immaterial impact on operating revenues for the quarter ended September 30, 2020 compared to the same period in 2019.
Weather in the Electric Operations’ territories for the nine months ended September 30, 2020 was about 12% warmer than normal and about 5% cooler than in 2019, which had an immaterial impact on operating revenues for the nine months ended September 30, 2020 compared to the same period in 2019.
Sales
Electric Operations sales for the third quarter of 2020 were 4,080.1 GWh, a decrease of 275.8 GWh compared to the same period in 2019. This decrease was primarily attributable to decreased usage by industrial and commercial customers due to COVID-19 and higher self-generation by industrial customers, partially offset by increased usage by residential customers primarily due to COVID-19.
Electric Operations sales for the nine months ended September 30, 2020 were 11,044.7 GWh, a decrease of 1,066.7 GWh compared to the same period in 2019. This decrease was primarily attributable to decreased usage by industrial and commercial customers due to COVID-19 and higher self-generation by industrial customers, partially offset by increased usage by residential customers primarily due to COVID-19.
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
The Integrated Resource Plan evaluated demand-side and supply-side resource alternatives to reliably and cost effectively meet NIPSCO customers' future energy requirements over the ensuing 20 years. The preferred option within the Integrated Resource Plan retires the R.M. Schahfer Generating Station by the end of 2023 and the Michigan City Generating Station by the end of 2028. These stations represent 2,080 MW of generating capacity, equal to 72% of NIPSCO’s remaining capacity and 100% of NIPSCO's remaining coal-fired generating capacity. In the second quarter of 2020, the MISO approved NIPSCO's plan to retire the R.M. Schahfer Generating Station in 2023. The planned replacement by the end of 2023 of approximately 1,400 MW of retiring coal-fired generation station could provide incremental capital investment opportunities of approximately $1.8 to $2.0 billion, primarily in 2022 and 2023. Refer to Note 7, "Property, Plant and Equipment" and Note 18-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.
The current replacement plan includes lower-cost, reliable, cleaner energy resources to be obtained through a combination of NIPSCO ownership and PPAs. We expect to secure additional agreements with counterparties and initiate regulatory compliance filings into 2021. Refer to Note 18-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information on the NIPSCO Integrated Resource Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
Greater Lawrence Incident: As discussed in the "Executive Summary" and Note 18, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited), due to the inherent uncertainty of litigation, there can be no assurance that the outcome or resolution of any particular claim related to the Greater Lawrence Incident will not continue to have an adverse impact on our cash flows. Through income generated from operating activities, amounts available under the short-term revolving credit facility, and our ability to access capital markets, we believe we have adequate capital available to fund the estimated future incremental costs associated with the Greater Lawrence Incident. Previous costs in excess of insurance recoveries were primarily funded through short-term borrowings. The sale of the Massachusetts Business was completed on October 9, 2020. On October 14, 2020, we used a portion of the proceeds from the Massachusetts Business sale to pay down these short-term borrowings. For more information, see Note 6, "Assets and Liabilities Held for Sale," in the Notes to the Condensed Consolidated Financial Statements (unaudited).
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2020 was $858.6 million, a decrease of $373.2 million compared to the nine months ended September 30, 2019. This decrease was primarily driven by year over year increase in net payments related to the Greater Lawrence Incident. During 2020, we paid approximately $222 million compared to insurance recoveries of $242 million, net of payments, during 2019. Additionally, we had lower accounts receivable collections in 2020 compared to 2019 due to the impact of COVID-19. Offsetting these cash outflows are lower spend on gas inventory due to warmer weather and lower usage in 2020, and an increase in cash from the recent NIPSCO Electric base rate proceeding.
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2020 was $1,399.9 million, an increase of $6.1 million compared to the nine months ended September 30, 2019. This increase was driven by increased net available-for-sale debt security purchases in 2020.
Our capital expenditures for the nine months ended September 30, 2020 were $1,292.2 million compared to $1,310.0 million for the comparable period in 2019. The decrease was driven primarily by 2019 spend related to the Greater Lawrence Pipeline Replacement and a year-over-year reduction in Electric TDSIC investments, partially offset by an increase in customer growth, NIPSCO Gas tracked investments and IT modernization projects. We project total 2020 capital expenditures to be approximately $1.7 to $1.8 billion.
Our cost of removal expenditures for the nine months ended September 30, 2020 were $102.1 million compared to $84.5 million for the comparable period in 2019. The increase was driven by additional cost of removal projects completed by NIPSCO and Columbia of Ohio.
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
Net Available Liquidity. As of September 30, 2020, an aggregate of $1,591.4 million of net liquidity was available, including cash and credit available under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays our liquidity position as of September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	231.2	353.2
Less:
Commercial Paper	307.0	570.0
Accounts Receivable Program Utilized	231.2	353.2
Letters of Credit Outstanding Under Credit Facility	10.2	10.2
Add:
Cash and Cash Equivalents	58.6	139.3
Net Available Liquidity	$1,591.4	$1,409.1
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term loan agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70%. As of September 30, 2020, the ratio was 66.2%.
Sale of Trade Accounts Receivables. Refer to Note 12, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and certain of our subsidiaries' credit ratings and ratings outlook as of September 30, 2020. In February 2020, S&P changed the outlook of us and certain of our subsidiaries from Negative to Stable. There were no other changes to the below credit ratings or outlooks since December 31, 2019.
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
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of September 30, 2020, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $74.6 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of September 30, 2020, 383,114,130 shares of common stock and 440,000 shares of preferred stock were outstanding.
Contractual Obligations. Aside from the previously referenced issuances and repayments of long-term debt and payments associated with the Greater Lawrence Incident, there were no material changes during the nine months ended September 30, 2020 to our contractual obligations as of December 31, 2019.
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
Market Risk Disclosures
Risk is an inherent part of our businesses. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our businesses is critical to our profitability. We seek to identify, assess, monitor and manage, in accordance with defined policies and procedures, the following principal market risks that are involved in our businesses: commodity price risk, interest rate risk and credit risk. We manage risk through a multi-faceted process with oversight by the Risk Management Committee that requires constant communication, judgment and knowledge of specialized products and markets. Our senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These may include, but are not limited to market, operational, financial, compliance and strategic risk types. In recognition of the increasingly varied and complex nature of the energy business, our risk management process, policies and procedures continue to evolve and are subject to ongoing review and modification.
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
Refer to Note 10, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of September 30, 2020 or December 31, 2019.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.2 million and $10.9 million for the three and nine months ended September 30, 2020, and $4.7 million and $14.7 million for the three and nine months ended September 30, 2019, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 10, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of September 30, 2020 and December 31, 2019.

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
Although certain individual state regulatory commissions have instituted regulatory moratoriums in connection with COVID-19 that continue to impact our ability to pursue our credit risk mitigation practices for customer accounts receivable, we believe this to be temporary, and we expect to reinstate our common credit mitigation practices upon expiration of the state specific moratoriums. See the COVID-19 discussion in the introduction to the "Executive Summary" for risks that have been identified related to COVID-19 and refer to Note 9, "Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements (unaudited) for state specific regulatory moratoriums.
Other Information
Critical Accounting Estimates
Refer to Note 3, "Revenue Recognition," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in determining allowance for credit losses related to COVID-19.
Refer to Note 13, "Goodwill," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in the annual goodwill impairment analysis performed as of May 1, 2020.
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
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 0.950% Notes due 2025 (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on August 18, 2020).

(4.2)	Form of 1.700% Notes due 2031 (incorporated by reference to Exhibit 4.2 of the NiSource Inc. Form 8-K filed on August 18, 2020).

(10.1)
Settlement Agreement, dated July 2, 2020, by and among Bay State Gas Company d/b/a Columbia Gas of Massachusetts, NiSource Inc., Eversource Gas Company of Massachusetts, Eversource Energy, the Massachusetts Attorney General’s Office, the Massachusetts Department of Energy Resources and the Low-Income Weatherization and Fuel Assistance Program Network (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on July 6, 2020).

(10.2)
Amendment to Settlement Agreement by and among Bay State Gas Company d/b/a Columbia Gas of Massachusetts, NiSource Inc., Eversource Gas Company of Massachusetts, Eversource Energy, the Massachusetts Attorney General’s Office, the Massachusetts Department of Energy Resources and the Low-Income Weatherization and Fuel Assistance Program Network, dated September 29, 2020.*

(10.3)	Letter Agreement by and among NiSource Inc., Bay State Gas Company d/b/a Columbia Gas of Massachusetts and Eversource Energy Relating to Asset Purchase Agreement, dated October 9, 2020.* **

(10.4)	NiSource Inc. Supplemental Executive Retirement Plan, as amended and restated effective November 1, 2020.*

(10.5)	Pension Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020.*

(10.6)	Savings Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020.*

(10.7)	NiSource Inc. Executive Severance Policy, as amended and restated effective October 19, 2020.*

(10.8)	NiSource Next Voluntary Separation Program, effective as of August 5, 2020.*

(10.9)	Letter Agreement dated October 19, 2020 by and between NiSource Inc. and Carrie Hightman.*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. NiSource agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	November 2, 2020	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)