Form 10-Q
period 2021-03-31
NISOURCE INC.
filed 2021-05-05
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Series A Corporate Units	NIMC	NYSE
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 392,217,046 shares outstanding at April 26, 2021.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2021

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries, Affiliates and Former Subsidiaries
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019
DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
HLBV	Hypothetical Liquidation at Book Value
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate
LIFO	Last In, First Out
MA DOR	Massachusetts Department of Revenue
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement

DEFINED TERMS
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSC	Public Service Commission
PUC	Public Utilities Commission
RCRA	Resource Conservation and Recovery Act
RFP	Request for proposals
SAVE	Steps to Advance Virginia's Energy Plan
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VIE	Variable Interest Entity
Note regarding forward-looking statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning our plans, strategies, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "would," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," "forecast," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the performance of third-party suppliers and service providers; potential cyber-attacks; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the impacts of climate change and extreme weather conditions; our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; adverse economic and capital market conditions or increases in interest rates; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with the agreements entered into with the U.S. Attorney’s Office to settle the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; other matters in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020; and matters related to our Equity Units as set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Operating Revenues
Customer revenues	$1,506.5	$1,525.9
Other revenues	39.1	79.6
Total Operating Revenues	1,545.6	1,605.5
Operating Expenses
Cost of energy	476.8	462.4
Operation and maintenance	361.5	444.6
Depreciation and amortization	185.0	184.3
Loss on sale of assets, net	8.1	280.1
Other taxes	81.0	85.9
Total Operating Expenses	1,112.4	1,457.3
Operating Income	433.2	148.2
Other Income (Deductions)
Interest expense, net	(84.6)	(92.9)
Other, net	10.5	5.4
Total Other Deductions, Net	(74.1)	(87.5)
Income before Income Taxes	359.1	60.7
Income Taxes	62.6	(14.9)
Net Income	296.5	75.6
Net income attributable to noncontrolling interest	1.0	—
Net Income attributable to NiSource	295.5	75.6
Preferred dividends	(13.8)	(13.8)
Net Income Available to Common Shareholders	281.7	61.8
Earnings Per Share
Basic Earnings Per Share	$0.72	$0.16
Diluted Earnings Per Share	$0.72	$0.16
Basic Average Common Shares Outstanding	392.7	383.1
Diluted Average Common Shares	393.9	384.1
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2021	2020
Net Income	$296.5	$75.6
Other comprehensive income (loss):
Net unrealized loss on available-for-sale debt securities(1)	(2.5)	(5.4)
Net unrealized gain (loss) on cash flow hedges(2)	84.6	(133.3)
Unrecognized pension and OPEB benefit (costs)(3)	(0.9)	0.7
Total other comprehensive income (loss)	81.2	(138.0)
Comprehensive Income (Loss)	$377.7	$(62.4)
(1)Net unrealized loss on available-for-sale debt securities, net of $0.7 million and $1.4 million tax benefit in the first quarter of 2021 and 2020, respectively.
(2)Net unrealized gain (loss) on cash flow hedges, net of $28.0 million tax expense and $44.1 million tax benefit in the first quarter of 2021 and 2020, respectively.
(3)Unrecognized pension and OPEB benefit (costs), net of $0.9 million tax expense and $0.3 million tax benefit in the first quarter of 2021 and 2020, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2021	December 31, 2020
ASSETS
Property, Plant and Equipment
Plant	$24,524.7	$24,179.9
Accumulated depreciation and amortization	(7,688.0)	(7,560.4)
Net Property, Plant and Equipment(1)	16,836.7	16,619.5
Investments and Other Assets
Available-for-sale debt securities (amortized cost of $163.8 and $163.9, allowance for credit losses of $0.3 and $0.5, respectively)	167.9	170.9
Other investments	81.5	81.1
Total Investments and Other Assets	249.4	252.0
Current Assets
Cash and cash equivalents	89.1	116.5
Restricted cash	7.6	9.1
Accounts receivable	848.4	843.6
Allowance for credit losses	(53.9)	(52.3)
Accounts receivable, net	794.5	791.3
Gas inventory	48.1	191.2
Materials and supplies, at average cost	145.6	141.5
Electric production fuel, at average cost	52.5	68.4
Exchange gas receivable	53.7	34.1
Regulatory assets	188.9	135.7
Deferred property taxes	104.2	85.6
Prepayments and other	109.3	86.0
Total Current Assets(1)	1,593.5	1,659.4
Other Assets
Regulatory assets	1,791.3	1,794.8
Goodwill	1,485.9	1,485.9
Deferred charges and other	237.7	228.9
Total Other Assets	3,514.9	3,509.6
Total Assets	$22,194.5	$22,040.5
(1)Includes $174.2 million and $175.6 million of net property, plant and equipment assets and $4.2 million and $1.7 million of current assets of a consolidated VIE as of March 31, 2021 and December 31, 2020 that may be used only to settle obligations of the consolidated VIE. Refer to Note 15 "Variable Interest Entities" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 392,129,866 and 391,760,051 shares outstanding, respectively	$3.9	$3.9
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 440,000 shares outstanding	880.0	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,892.9	6,890.1
Retained deficit	(1,669.8)	(1,765.2)
Accumulated other comprehensive loss	(75.5)	(156.7)
Total NiSource Stockholders’ Equity	5,931.6	5,752.2
Noncontrolling interest in consolidated subsidiaries	94.1	85.6
Total Stockholders' Equity	6,025.7	5,837.8
Long-term debt, excluding amounts due within one year	9,202.3	9,219.8
Total Capitalization	15,228.0	15,057.6
Current Liabilities
Current portion of long-term debt	44.4	23.3
Short-term borrowings	520.0	503.0
Accounts payable	554.9	589.0
Dividends payable - common stock	86.3	—
Dividends payable - preferred stock	19.4	—
Customer deposits and credits	146.7	243.3
Taxes accrued	301.5	244.1
Interest accrued	94.6	104.7
Exchange gas payable	25.5	48.5
Regulatory liabilities	169.6	161.3
Accrued compensation and employee benefits	131.2	141.8
Other accruals	164.7	220.4
Total Current Liabilities	2,258.8	2,279.4
Other Liabilities
Deferred income taxes	1,573.6	1,470.6
Accrued liability for postretirement and postemployment benefits	328.9	336.1
Regulatory liabilities	1,881.0	1,904.2
Asset retirement obligations	479.7	477.1
Other noncurrent liabilities	444.5	515.5
Total Other Liabilities	4,707.7	4,703.5
Commitments and Contingencies (Refer to Note 17, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$22,194.5	$22,040.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2021	2020
Operating Activities
Net Income	$296.5	$75.6
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	185.0	184.3
Deferred income taxes and investment tax credits	55.2	(19.9)
Loss on sale of assets	8.1	280.2
Other adjustments	3.5	7.9
Changes in Assets and Liabilities:
Components of working capital	(89.3)	(147.1)
Regulatory assets/liabilities	8.4	12.9
Deferred charges and other noncurrent assets	(10.7)	(12.1)
Other noncurrent liabilities	(8.4)	(11.9)
Net Cash Flows from Operating Activities	448.3	369.9
Investing Activities
Capital expenditures	(367.0)	(452.1)
Cost of removal	(26.9)	(34.5)
Purchases of available-for-sale securities	(16.6)	(43.5)
Sales of available-for-sale securities	16.9	45.4
Payment to renewable generation asset developer	(7.4)	—
Other investing activities	(0.8)	0.1
Net Cash Flows used for Investing Activities	(401.8)	(484.6)
Financing Activities
Repayments of long-term debt and finance lease obligations	(5.9)	(4.1)
Issuance of short-term debt (maturity > 90 days)	—	500.0
Change in short-term borrowings, net (maturity ≤ 90 days)	17.0	(226.8)
Issuance of common stock, net of issuance costs	2.8	3.7
Equity costs, premiums and other debt related costs	(2.5)	(5.1)
Contributions from non-controlling interest, net of issuance costs	7.5	—
Dividends paid - common stock	(86.2)	(80.3)
Dividends paid - preferred stock	(8.1)	(8.1)
Net Cash Flows (used for) from Financing Activities	(75.4)	179.3
Change in cash, cash equivalents and restricted cash	(28.9)	64.6
Cash, cash equivalents and restricted cash at beginning of period	125.6	148.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$96.7	$213.0

Supplemental Disclosures of Cash Flow Information

Three Months Ended March 31, (in millions)	2021	2020
Non-cash transactions:
Capital expenditures included in current liabilities	$155.6	$150.5
Dividends declared but not paid	105.7	99.8
Assets recorded for asset retirement obligations	—	69.8
Obligation to developer at formation of joint venture	$6.0	$—
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2021	$3.9	$880.0	$(99.9)	$6,890.1	$(1,765.2)	$(156.7)	$85.6	$5,837.8
Comprehensive Income:
Net income	—	—	—	—	295.5	—	1.0	296.5
Other comprehensive income, net of tax	—	—	—	—	—	81.2	—	81.2
Dividends:
Common stock ($0.44 per share)	—	—	—	—	(172.6)	—	—	(172.6)
Preferred stock (See Note 5)	—	—	—	—	(27.5)	—	—	(27.5)
Contribution from noncontrolling interest	—	—	—	—	—	—	7.5	7.5
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	—	1.3
Long-term incentive plan	—	—	—	(0.5)	—	—	—	(0.5)
401(k) and profit sharing	—	—	—	2.3	—	—	—	2.3
ATM program	—	—	—	(0.3)	—	—	—	(0.3)
Balance as of March 31, 2021	$3.9	$880.0	$(99.9)	$6,892.9	$(1,669.8)	$(75.5)	$94.1	$6,025.7
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2020	$3.8	$880.0	$(99.9)	$6,666.2	$(1,370.8)	$(92.6)	$—	$5,986.7
Comprehensive Income:
Net income	—	—	—	—	75.6	—	—	75.6
Other comprehensive loss, net of tax	—	—	—	—	—	(138.0)	—	(138.0)
Dividends:
Common stock ($0.42 per share)	—	—	—	—	(160.7)	—	—	(160.7)
Preferred stock (See Note 5)	—	—	—	—	(27.5)	—	—	(27.5)
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	—	1.3
Long-term incentive plan	—	—	—	(0.5)	—	—	—	(0.5)
401(k) and profit sharing	—	—	—	4.5	—	—	—	4.5
Balance as of March 31, 2020	$3.8	$880.0	$(99.9)	$6,671.5	$(1,483.4)	$(230.6)	$—	$5,741.4
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2021	440	395,723	(3,963)	391,760
Issued:
Employee stock purchase plan	—	55	—	55
Long-term incentive plan	—	212	—	212
401(k) and profit sharing	—	103	—	103
Balance as of March 31, 2021	440	396,093	(3,963)	392,130

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2020	440	386,099	(3,963)	382,136
Issued:
Employee stock purchase plan	—	46	—	46
Long-term incentive plan	—	347	—	347
401(k) and profit sharing	—	165	—	165
Balance as of March 31, 2020	440	386,657	(3,963)	382,694
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of Accounting Presentation
Our accompanying Condensed Consolidated Financial Statements (unaudited) reflect all normal recurring adjustments that are necessary, in the opinion of management, to present fairly the results of operations in accordance with GAAP in the United States of America. The accompanying financial statements include the accounts of us, our majority-owned subsidiaries, and VIEs of which we are the primary beneficiary after the elimination of all intercompany accounts and transactions.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
temporary optional expedients
and exceptions for applying
GAAP principles to contract
modifications and hedging
relationships to ease the financial
reporting burdens of the expected
market transition from LIBOR
and other interbank offered rates
	to alternative reference rates.	Upon issuance on March 12, 2020, and will apply though December 31, 2022.	We continue to evaluate the temporary expedients and options available under this guidance, and the effects of this pronouncement on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We are currently identifying and evaluating contracts that may be impacted. As of March 31, 2021, we have not applied any expedients and options available under this ASU.
ASU 2021-01, Reference Rate Reform (Topic 848): Scope
ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
	This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically, the ASU "simplifies accounting for convertible instruments by removing major separation models required under current GAAP." In addition, the ASU "removes certain settlement conditions that are required for equity contracts to qualify for it" and "simplifies the diluted earnings per share (EPS) calculations in certain areas."	Annual period beginning after December 15, 2021, and interim periods within those fiscal years.	We continue to evaluate the effects of this pronouncement on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited) as it pertains to any relevant future activity. We expect to adopt this ASU on its effective date.
Recently Adopted Accounting Pronouncements

Standard	Adoption
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This pronouncement simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, income taxes. It also improves consistency of application for other areas of the guidance by clarifying and amending existing guidance. We adopted the amendments of this pronouncement as of January 1, 2021 with no material impact to the Condensed Consolidated Financial Statements (unaudited).
3.    Revenue Recognition
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment, as well as by customer class. As our revenues are primarily earned over a period of time and we do not earn a material amount of revenues at a point in time, revenues are not disaggregated as such below. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland, and Indiana. We completed the sale of the Massachusetts Business on October 9, 2020. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited) for the three months ended March 31, 2021 and March 31, 2020:

Three Months Ended March 31, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$773.5	$129.2	$—	$902.7
Commercial	271.4	122.9	—	394.3
Industrial	57.9	122.9	—	180.8
Off-system	14.4	—	—	14.4
Miscellaneous	9.9	4.2	0.2	14.3
Total Customer Revenues	$1,127.1	$379.2	$0.2	$1,506.5
Other Revenues	8.7	23.3	7.1	39.1
Total Operating Revenues	$1,135.8	$402.5	$7.3	$1,545.6
(1) Customer revenue amounts exclude intersegment revenues. See Note 20, "Business Segment Information," for discussion of intersegment revenues.
(2) Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Three Months Ended March 31, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$796.5	$119.2	$—	$915.7
Commercial	269.4	120.2	—	389.6
Industrial	74.2	109.1	—	183.3
Off-system	18.7	—	—	18.7
Miscellaneous	12.5	5.9	0.2	18.6
Total Customer Revenues	$1,171.3	$354.4	$0.2	$1,525.9
Other Revenues	56.7	22.9	—	79.6
Total Operating Revenues	$1,228.0	$377.3	$0.2	$1,605.5
(1) Customer revenue amounts exclude intersegment revenues. See Note 20, "Business Segment Information," for discussion of intersegment revenues.
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. The opening and closing balances of customer receivables for the three months ended March 31, 2021 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2020	$400.0	$327.2
Balance as of March 31, 2021	507.4	244.3
Increase (Decrease)	$107.4	$(82.9)
Utility revenues are billed to customers monthly on a cycle basis. We expect that substantially all customer accounts receivable will be collected following customer billing, as this revenue consists primarily of periodic, tariff-based billings for service and usage. We maintain common utility credit risk mitigation practices, including requiring deposits and actively pursuing collection of past due amounts. Our regulated operations also utilize certain regulatory mechanisms that facilitate recovery of bad debt costs within tariff-based rates, which provides further evidence of collectibility. In connection with the COVID-19 pandemic, certain state regulatory commissions instituted regulatory moratoriums that impacted our ability to pursue our

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
standard credit risk mitigation practices. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently in rates. We have reinstated our common credit mitigation practices where moratoriums have expired (see Note 8, "Regulatory Matters," for additional information on regulatory moratoriums and regulatory assets). It is probable that substantially all of the consideration to which we are entitled from customers will be collected upon satisfaction of performance obligations.
Allowance for Credit Losses. To evaluate for expected credit losses, customer account receivables are pooled based on similar risk characteristics, such as customer type, geography, payment terms, and related macro-economic risks. Expected credit losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. Relevant and reliable internal and external inputs used in the model include, but are not limited to, energy consumption trends, revenue projections, actual charge-offs data, recoveries data, shut-off orders executed data, and final bill data. We continuously evaluate available reasonable and supportable information relevant to assessing collectability of current and future receivables. We evaluate creditworthiness of specific customers periodically or when required by changes in facts and circumstances. When we become aware of a specific commercial or industrial customer's inability to pay, an allowance for expected credit losses is recorded for the relevant amount. We also monitor other circumstances that could affect our overall expected credit losses; these include, but are not limited to, creditworthiness of overall population in service territories, adverse conditions impacting an industry sector, and current economic conditions.
At each reporting period, we record expected credit losses using an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses for the three months ended March 31, 2021 are presented in the table below:

Three Months Ended March 31, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Beginning balance	$41.8	$9.7	$0.8	$52.3
Current period provisions	5.9	2.9	—	8.8
Write-offs charged against allowance	(9.0)	(2.4)	—	(11.4)
Recoveries of amounts previously written off	4.1	0.1	—	4.2
Ending balance of the allowance for credit losses	$42.8	$10.3	$0.8	$53.9
As of March 31, 2021, we have also evaluated the adequacy of our allowance for credit losses in light of the suspension of shut-offs for nonpayment due to the COVID-19 pandemic that remain in effect for certain jurisdictions. Our evaluation included an analysis of customer payment trends in 2020, economic conditions, receivables aging, considerations of past economic downturns and the associated allowance for credit losses and customer account write-offs. In addition, we considered benefits available under governmental COVID-19 relief programs, the impact of unemployment benefits initiatives, and flexible payment plans being offered to customers affected by or experiencing hardship as a result of the pandemic, which could help to mitigate the potential for increasing customer account delinquencies. Based upon this evaluation, we have concluded that the allowance for credit losses as of March 31, 2021 adequately reflected the collection risk and net realizable value for our receivables. We will continue to monitor changing circumstances and will adjust our allowance for credit losses accordingly.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4.    Earnings Per Share
Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and an ATM forward agreement under the Treasury Stock Method when the impact would be dilutive (See Note 5 "Equity"). The computation of diluted average common shares is as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Basic average common shares outstanding	392,657	383,062
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	630	845
Shares restricted under employee stock plans	288	207
Forward Agreement	337	—
Diluted Average Common Shares	393,912	384,114
5.    Equity
ATM Program and Forward Sale Agreement. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock.
On February 23, 2021, under the ATM program, we executed a forward agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From February 24, 2021 to March 17, 2021, we borrowed 6,672,740 shares from third parties, which the dealer sold at a weighted average price of $22.48 per share. We may settle this agreement in shares, cash, or net shares by December 15, 2021. Had we settled all the shares under the forward agreement at March 31, 2021, we would have received approximately $148.5 million, based on a net price of $22.25 per share.
As of March 31, 2021, the ATM program (including the impacts of the forward sale agreement discussed above) had approximately $600.0 million of equity available for issuance. The program expires on December 31, 2023.
Preferred Stock. As of March 31, 2021, we had 20,000,000 shares of preferred stock authorized for issuance, of which 440,000 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended March 31,		March 31	December 31,
			2021	2020	2021	2020
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share		Outstanding
5.650% Series A	$1,000.00	400,000	28.25	28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	812.50	812.50	$486.1	$486.1

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of March 31, 2021. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
As of March 31, 2021 and 2020, Series A Preferred Stock had $6.7 million of cumulative preferred dividends in arrears, or $16.63 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. We had a temporary LIFO liquidation debit of $22.3 million and zero as of March 31, 2021 and December 31, 2020, respectively, for certain gas distribution companies recorded within “Prepayments and other,” on the Condensed Consolidated Balance Sheets (unaudited).
7.    Property, Plant and Equipment
In 2020, the MISO approved NIPSCO's plan to retire the R.M. Schahfer Generating Station in 2023. The December 2019 NIPSCO electric rate case order included approval to create a regulatory asset upon the retirement of the R.M. Schahfer Generating Station. The order allows for the recovery of and on the net book value of the station by the end of 2032.
In connection with the MISO's approval of NIPSCO's planned retirement of the R.M. Schahfer Generating Station, we recorded plant retirement-related charges during 2020 comprised of write downs of certain capital projects that have been cancelled and materials and supplies inventory balances deemed obsolete due to the planned retirement. As more information becomes available, the retirement date of the R.M. Schahfer Generating Station will be finalized, and additional plant retirement-related charges may be incurred. An immaterial amount of plant retirement-related charges were included within "Operation and maintenance" in the Condensed Statement of Consolidated Income (unaudited) during the three months ended March 31, 2021. On March 11, 2021, NIPSCO submitted modified Attachment Y Notices to MISO requesting an updated retirement date for two of the four coal fired units at R.M. Schahfer Generating Station. The two units are now expected to be retired by the end of 2021, with the remaining two units still scheduled to be retired in 2023. At retirement, the net book value of the retired units will be reclassified from "Net Property, Plant and Equipment", to current and long-term “Regulatory Assets.” The total net book value of R.M. Schahfer Generating Station's coal units and other associated plant was $861.6 million at March 31, 2021.
On April 28, 2021, in response to a Motion filed by certain parties in NIPSCO's quarterly FAC proceeding, the IURC created a sub-docket proceeding in order to receive additional information related to the planned retirements of Units 14 and 15 by the end of 2021 and any resulting cost impacts to customers. NIPSCO does not anticipate that the sub-docket proceeding will impact the planned timing of end of year 2021 for the unit retirements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
8.    Regulatory Matters
COVID-19 Regulatory Filings
In response to COVID-19, we received approvals or directives from the regulatory commissions in the states in which we operate. The ongoing impacts of these approvals or directives are described in the table below:

Jurisdiction	Moratorium in Place?	Regulatory Asset balance as of March 31, 2021 (in millions)	Deferred COVID-19 Costs
Columbia of Ohio	No	$2.0	Incremental operation and maintenance expenses
NIPSCO	No	$12.0	Incremental bad debt expense and the costs to implement the requirements of the COVID-19 related order
Columbia of Pennsylvania	No	$7.1	Incremental bad debt expense incurred since March 13, 2020 above levels currently in rates
Columbia of Virginia	Yes	$0.1	Incremental incurred costs, subject to an earnings test review
Columbia of Maryland	No	$1.1
Incremental costs (including incremental bad debt expense) incurred to ensure that customers have essential utility service during the state of emergency in Maryland. Such incremental costs must be offset by any benefit received in connection with the pandemic

On March 11, 2021, the Pennsylvania PUC adopted an order, which lifted its prior pandemic-related moratorium on service terminations for non-payments of utility bills beginning April 1, 2021. Pursuant to that order, Pennsylvania utilities are required to offer payment plans on billing arrearages, with the length of such payment plans depending on customers' income levels. The longest such payment plan would be a minimum of five years for residential customers with incomes below 250% of the Federal Poverty Level.
For Columbia of Virginia, the currently effective legislative and regulatory directives related to the COVID-19 pandemic require utilities to offer payment plans between 6 and 24 months, and suspend service disconnections and late payment fees for customers. These directives will remain in place until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to be in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner.
9.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations, namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	March 31, 2021	December 31, 2020
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$—
Commodity price risk programs	1.0	10.4
Total	$1.0	$10.4
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$—
Commodity price risk programs	3.2	2.8
Total	$3.2	$2.8
Risk Management Liabilities - Current(3)
Interest rate risk programs	$17.1	$70.9
Commodity price risk programs	5.0	7.3
Total	$22.1	$78.2
Risk Management Liabilities - Noncurrent(4)
Interest rate risk programs	$40.6	$99.5
Commodity price risk programs	38.3	45.1
Total	$78.9	$144.6
(1)Presented in "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).
(2)Presented in "Deferred charges and other" on the Condensed Consolidated Balance Sheets (unaudited).
(3)Presented in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited).
(4)Presented in "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets (unaudited).

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
Interest Rate Risk Management
As of March 31, 2021, we have two forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place by 2024. These interest rate swaps are designated as cash flow hedges. The gains and losses related to these swaps are recorded to AOCI and will be recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at March 31, 2021 and December 31, 2020.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our derivative instruments measured at fair value as of March 31, 2021 and December 31, 2020 do not contain any credit-risk-related contingent features.
10.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

Recurring Fair Value Measurements March 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2021
Assets
Risk management assets	$—	$4.2	$—	$4.2
Available-for-sale debt securities	—	167.9	—	167.9
Total	$—	$172.1	$—	$172.1
Liabilities
Risk management liabilities	$—	$101.0	$—	$101.0
Total	$—	$101.0	$—	$101.0

Recurring Fair Value Measurements December 31, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets
Risk management assets	$—	$13.2	$—	$13.2
Available-for-sale debt securities	—	170.9	—	170.9
Total	$—	$184.1	$—	$184.1
Liabilities
Risk management liabilities	$—	$222.8	$—	$222.8
Total	$—	$222.8	$—	$222.8

Risk Management Assets and Liabilities. Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts. When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore, nonperformance risk has not been incorporated into these valuations. Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2. Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3. Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of March 31, 2021 and December 31, 2020, there were no material transfers

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
Credit risk is considered in the fair value calculation of each of our forward-starting interest rate swaps, as described in Note 9, "Risk Management Activities." As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and we can settle the contracts at any time.
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
Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2.
At each reporting date, we quantitatively and qualitatively assess available-for-sale debt securities for impairment. For securities in a loss position that we intend to hold, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If the credit losses in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion is charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities are recognized immediately in earnings. As of March 31, 2021 and December 31, 2020, we recorded $0.3 million and $0.5 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at March 31, 2021 and December 31, 2020 were:

March 31, 2021 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$37.1	$0.2	$(0.3)	$—	$37.0
Corporate/Other debt securities	126.7	5.3	(0.8)	(0.3)	130.9
Total	$163.8	$5.5	$(1.1)	$(0.3)	$167.9

December 31, 2020 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$33.7	$0.3	$—	$—	$34.0
Corporate/Other debt securities	130.2	7.7	(0.5)	(0.5)	136.9
Total	$163.9	$8.0	$(0.5)	$(0.5)	$170.9
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $22.1 and $25.7 million, respectively, at March 31, 2021.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $0 million and $13.2 million, respectively, at December 31, 2020.
Realized gains and losses on available-for-sale securities were immaterial for the three months ended March 31, 2021 and 2020.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The cost of maturities sold is based upon specific identification. At March 31, 2021, approximately $6.2 million of U.S. Treasury debt securities and approximately $3.9 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
In March 2021, we reached an agreement with Eversource regarding the final purchase price, including net working capital adjustments to the October 9, 2020 purchase price. The working capital amounts were measured at fair value, less costs to sell.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of March 31, 2021, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2021	Estimated Fair Value as of March 31, 2021	Carrying Amount as of Dec. 31, 2020	Estimated Fair Value as of Dec. 31, 2020
Long-term debt (including current portion)	$9,246.7	$10,178.0	$9,243.1	$11,034.2
11.    Transfers of Financial Assets
Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through wholly owned and consolidated special purpose entities. The three agreements expire between August 2021 and May 2022 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2021, the maximum amount of debt that could be recognized related to our accounts receivable programs is $510.0 million.
The following table reflects the gross receivables balance and net receivables transferred, as well as short-term borrowings related to the securitization transactions as of March 31, 2021 and December 31, 2020:

(in millions)	March 31, 2021	December 31, 2020
Gross receivables	$630.8	$607.7
Less: Receivables not transferred	630.8	607.7
Net receivables transferred	$—	$—
Short-term debt due to asset securitization	$—	$—
For the three months ended March 31, 2021 and 2020, zero and $106.2 million, respectively, was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.4 million and $0.7 million for the three months ended March 31, 2021 and 2020,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
12.    Goodwill
 The following presents our goodwill balance allocated by segment as of March 31, 2021:

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
13.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2021 and 2020, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2021 and 2020 were 17.4% and (24.5)%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
The increase in the three month effective tax rate of 41.9% in 2021 compared to 2020 is primarily attributed to a discrete item related to the pre-tax book loss recorded for the classification as held for sale of the Massachusetts Business tax effected at statutory tax rates in 2020 offset by an increase in amortization of excess deferred federal income tax liabilities and deduction for AFUDC equity.
There were no material changes recorded in 2021 to our uncertain tax positions recorded as of December 31, 2020.
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
For the three months ended March 31, 2021, we contributed $0.7 million to our pension plans and $5.1 million to our other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three months ended March 31, 2021 and 2020:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31, (in millions)	2021	2020	2021	2020
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$7.6	$8.0	$1.5	$1.6
Interest cost	7.7	13.5	2.5	3.9
Expected return on assets	(25.8)	(28.4)	(3.8)	(3.6)
Amortization of prior service credit	—	0.2	(0.6)	(0.5)
Recognized actuarial loss	5.3	8.7	1.2	1.3
Settlement loss	3.3	—	—	—
Total Net Periodic Benefit (Income) Cost	$(1.9)	$2.0	$0.8	$2.7
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net", respectively, on the Condensed Statements of Consolidated Income (unaudited).
During the first quarter of 2021, one of our qualified pension plans met the requirement for settlement accounting. A settlement charge of $3.3 million was recorded during the first quarter of 2021. As a result of the settlement, the pension plan was remeasured, resulting in a decrease to the net pension asset of $5.8 million, a net increase to regulatory assets of $2.1 million, and a net debit to accumulated other comprehensive loss of $0.4 million. Net periodic pension benefit cost for 2021 increased by $4.0 million as a result of the interim remeasurement.
The following table provides the key assumptions that were used to calculate the pension benefit obligation and the net periodic benefit cost at the interim remeasurement date for the plan that triggered settlement accounting:

February 28, 2021
Weighted-average Assumption to Determine Benefit Obligation
Discount rate	2.57%
Weighted-average Assumptions to Determine Net Periodic Benefit Costs for the period ended
Discount rate - service cost	2.81%
Discount rate - interest cost	1.57%
Expected return on assets	4.80%
15.    Variable Interest Entities
A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. The primary beneficiary of a VIE is the business enterprise which has the power to direct the activities that most significantly impact the VIE’s economic performance. Also, the primary beneficiary either absorbs a significant amount of the VIE’s losses or has the right to receive benefits that could be significant to the VIE. We consider these qualitative elements in determining whether we are the primary beneficiary of a VIE, and we consolidate those VIEs for which we are determined to be the primary beneficiary.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
We have determined that the use of HLBV accounting is reasonable and appropriate in order to attribute income and loss to the noncontrolling interest held by the tax equity partner. HLBV accounting was selected as the allocation of Rosewater's economic results to members differ from the members' relative ownership percentages. Using the HLBV method, our earnings are calculated based on how the partnership would distribute its cash if it were to hypothetically sell all of its assets for their carrying amounts and liquidate at each reporting period. Under HLBV, we calculate the liquidation value allocable to each partner at the beginning and end of each period based on the contractual terms of the related entity's operating agreement and adjust our income for the period to reflect the change in our associated book value.
In March 2021, in exchange for additional respective membership interests in Rosewater, NIPSCO contributed $0.1 million in cash, and the tax equity partner contributed $7.5 million in cash, the second of two contractual cash contributions for each partner, per the equity capital contribution agreement. NIPSCO also assumed an additional obligation of $6.0 million to the developer, which comes due in 2023 and is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). From the contributed funds, Rosewater paid $7.4 million to the developer of the wind generation assets. The developer of the facility is not a partner in the joint venture for federal income tax purposes and does not receive any share of earnings, tax attributes, or cash flows of Rosewater. With asset construction now complete, NIPSCO and the tax equity partner have made total cash contributions of $0.8 million and $93.6 million, respectively, and NIPSCO has assumed an obligation to the developer of $75.7 million, totaling contributions of $170.1 million for both partners. We did not provide any financial or other support during the year that was not previously contractually required, nor do we expect to provide such support in the future.
At March 31, 2021 and December 31, 2020, $170.0 million and $156.4 million, respectively, in net assets (as detailed in the table below) related to Rosewater and the non-controlling interest attributable to the unrelated tax equity partner of $94.1 million and $85.6 million, respectively, were included in the Condensed Consolidated Balance Sheets (unaudited). For the quarters ended March 31, 2021 and 2020, $1.0 million and zero were allocated to the tax equity partner and is included in "Net income attributable to non-controlling interest" on the Condensed Statements of Consolidated Income.
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with Rosewater:

(in millions)	March 31, 2021	December 31, 2020
Net Property, Plant and Equipment	$174.2	$175.6
Current assets	4.2	1.7
Total assets(1)	$178.4	$177.3
Current liabilities	$2.8	$15.3
Asset retirement obligations	5.5	5.5
Other noncurrent liabilities	0.1	0.1
Total liabilities	$8.4	$20.9
(1)The assets of Rosewater represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.
16.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program and accounts receivable transfer programs. Each of these borrowing sources is described further below.
We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. We had no outstanding borrowings under this facility as of March 31, 2021 and December 31, 2020.
Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had $520.0 million of commercial paper outstanding as of March 31, 2021 and $503.0 million of commercial paper outstanding as of December 31, 2020.
Refer to Note 11, "Transfers of Financial Assets," for additional information on our accounts receivable transfer programs.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Short-term borrowings were as follows:

(in millions)	March 31, 2021	December 31, 2020
Commercial paper weighted-average interest rate of 0.19% and 0.27% at March 31, 2021 and December 31, 2020, respectively	520.0	503.0
Total Short-Term Borrowings	$520.0	$503.0
Items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
17.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of March 31, 2021 and December 31, 2020, we had issued stand-by letters of credit of $15.2 million.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At March 31, 2021, our guarantees for the Rosewater and Indiana Crossroads BTAs totaled $34.0 million. The amount of each guaranty will fluctuate upon the completion of the various steps outlined in each BTA. See “- D. Other Matters - Generation Transition,” below for more information.
 B. Legal Proceedings. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident"). The Greater Lawrence Incident resulted in one fatality and a number of injuries, damaged multiple homes and businesses, and caused the temporary evacuation of significant portions of each municipality. The Massachusetts Governor’s Office declared a state of emergency, authorizing the Massachusetts DPU to order another utility company to coordinate the restoration of utility services in Lawrence, Andover and North Andover. The incident resulted in the interruption of gas for approximately 7,500 gas meters, the majority of which served residences and approximately 700 of which served businesses, and the interruption of other utility service more broadly in the area. Columbia of Massachusetts replaced the cast iron and bare steel gas pipeline system in the affected area and restored service. See “- D. Other Matters - Greater Lawrence Pipeline Replacement” below for more information. On September 1, 2020, the Massachusetts Governor terminated the state of emergency declared following the Greater Lawrence Incident.
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
Shareholder Derivative Lawsuit. On April 28, 2020, a shareholder derivative lawsuit was filed by the City of Detroit Police and Fire Retirement System in the United States District Court for the District of Delaware against certain of the Company’s

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
current and former directors, alleging state-law claims for breaches of fiduciary duty with respect to the pipeline safety management systems relating to the distribution of natural gas prior to the Greater Lawrence Incident and also including federal-law claims related to our proxy statement disclosures regarding our safety systems. The remedies sought included damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of any unjust enrichment. The defendants filed a motion to dismiss the lawsuit, and oral argument was held on March 2, 2021. On March 9, 2021, the district court granted the defendants’ motion to dismiss. It dismissed the federal-law claims with prejudice for failure to state a claim on which relief can be granted and declined to exercise jurisdiction over the state-law claims, which were dismissed without prejudice.
Following the dismissal of the federal court action, on April 29, 2021, the same plaintiff filed a shareholder derivative lawsuit in the Delaware Court of Chancery against certain of our current and former directors. The new complaint alleges a single count for breach of fiduciary duty, and no longer alleges disclosure violations or breaches of federal securities laws. The complaint relates to substantially the same matters as those alleged in the dismissed federal derivative complaint. The remedies sought include damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of compensation by the individual defendants. The case is at an early stage, and a schedule has not yet been entered. Because of the preliminary nature of this lawsuit, we are not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.
Financial Impact. Since the Greater Lawrence Incident, we have recorded expenses of approximately $1,040 million for third-party claims and fines, penalties and settlements associated with government investigations. These costs do not include the capital cost of the pipeline replacement. Refer to " - D. Other Matters - Greater Lawrence Incident Restoration," and "- Greater Lawrence Incident Pipeline Replacement," for additional information.
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
It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects a majority of environmental assessment and remediation costs to be recoverable through rates for certain of our companies.
As of March 31, 2021 and December 31, 2020, we had recorded a liability of $90.6 million and $92.6 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Other accruals" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities." We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.

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
MGP. We maintain a program to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 54 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2020. Our total estimated liability related to the facilities subject to remediation was $84.3 million and $85.0 million at March 31, 2021 and December 31, 2020, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. We believe that it is reasonably possible that remediation costs could vary by as much as $20 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
D. Other Matters.
Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase requirement under the BTAs is dependent on satisfactory approval of the BTA by the IURC, successful execution of an agreement with a tax equity partner and timely completion of construction. NIPSCO and the tax equity partner are obligated to make cash contributions to the partnership at the date construction is substantially complete. Once the tax equity partner has earned their negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the aforementioned joint venture.
Greater Lawrence Incident Restoration. In addition to the amounts estimated for third-party claims and fines, penalties and settlements associated with government investigations described above, we have recorded expenses for other incident-related costs. Such costs include certain consulting costs, legal costs, vendor costs, claims center costs, labor and related expenses incurred in connection with the incident, and insurance-related loss surcharges. These costs were immaterial for the three months ended March 31, 2021.
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
State Income Taxes Related to Greater Lawrence Incident Expenses. As of December 31, 2018, expenses related to the Greater Lawrence Incident were $1,023 million. In the fourth quarter of 2019, we filed an application for Alternative Apportionment with the MA DOR to request an allocable approach to these expenses for purposes of Massachusetts state income taxes, which, if approved, would result in a state deferred tax asset of approximately $50 million, net. The MA DOR issued a denial during the first quarter of 2020. We filed an application for abatement in the second quarter of 2020, which resulted in a denial from the MA DOR in April 2021. We have 60 days to submit an appeal for this decision.
One-Time Employee Separation Benefits. On August 5, 2020, we commenced a voluntary separation program for certain employees. Expense for the voluntary separation program was predominantly recognized in the third quarter of 2020, when the employees accepted the offer, absent a retention period. In addition, we have continued to evaluate our organizational structure under the auspices of NiSource Next, which has resulted in additional separations under our existing severance policies. For employees that have a retention period, expense will be recognized over the remaining service period. The total estimated severance expense for employees is approximately $40 million, with $38.1 million incurred to date. A rollforward of the one-time employee separation benefits accrual for the three months ended March 31, 2021 is presented below:

(in millions)	Balance as of January 1, 2021	Changes Attributable to Costs Incurred(1)	Costs Paid	Adjustments	Balance as of March 31, 2021(2)
One-time Employee Separation Benefits	11.1	4.6	(8.4)	—	7.3
(1)This activity is presented within "Operation and maintenance" in our Condensed Statements of Consolidated Income (unaudited).
(2)This activity is presented within "Accrued compensation and employee benefits" in our Condensed Consolidated Balance Sheets (unaudited).
18.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2021	$6.0	$(147.9)	$(14.8)	$(156.7)
Other comprehensive income (loss) before reclassifications	(2.2)	84.6	(1.4)	81.0
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	0.5	0.2
Net current-period other comprehensive income (loss)	(2.5)	84.6	(0.9)	81.2
Balance as of March 31, 2021	$3.5	$(63.3)	$(15.7)	$(75.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2020	$3.3	$(77.2)	$(18.7)	$(92.6)
Other comprehensive income (loss) before reclassifications	(5.2)	(133.3)	0.4	(138.1)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	—	0.3	0.1
Net current-period other comprehensive income (loss)	(5.4)	(133.3)	0.7	(138.0)
Balance as of March 31, 2020	$(2.1)	$(210.5)	$(18.0)	$(230.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
19.    Other, Net

Three Months Ended March 31, (in millions)	2021	2020
Interest income	$0.9	$1.7
AFUDC equity	1.5	1.7
Pension and other postretirement non-service benefit	8.5	2.7
Miscellaneous	(0.4)	(0.7)
Total Other, net	$10.5	$5.4
20.    Business Segment Information
At March 31, 2021, our operations are divided into two primary reportable segments, the Gas Distribution Operations and Electric Operations segments. Corporate costs and other activities that are not significant on a stand-alone basis to warrant treatment as an operating segment and that do not fit into one of our two segments are aggregated as "Corporate and Other" in the disclosures below. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues.
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

	Three Months Ended March 31,
(in millions)	2021	2020
Operating Revenues
Gas Distribution Operations
Unaffiliated	$1,135.8	$1,228.0
Intersegment	3.1	3.0
Total	1,138.9	1,231.0
Electric Operations
Unaffiliated	402.5	377.3
Intersegment	0.2	0.2
Total	402.7	377.5
Corporate and Other
Unaffiliated	7.3	0.2
Intersegment	103.9	106.7
Total	111.2	106.9
Eliminations	(107.2)	(109.9)
Consolidated Operating Revenues	$1,545.6	$1,605.5
Operating Income (Loss)
Gas Distribution Operations	$346.9	$78.5
Electric Operations	87.9	78.5
Corporate and Other	(1.6)	(8.8)
Consolidated Operating Income	$433.2	$148.2

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
21.    Subsequent Event
On April 19, 2021, we completed the sale of 8.625 million Series A Equity Units (“Equity Units”), initially consisting of Series A Corporate Units (“Corporate Units”), each with a stated amount of $100. The offering generated net proceeds of $835.5 million, after underwriting and estimated issuance expenses. Each Corporate Unit consists of a forward contract to purchase shares of our common stock in the future and a 1/10th, or 10%, undivided beneficial ownership interest in one share of Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. The Mandatory Convertible Preferred Stock initially will not bear any dividends. Total annual distributions of the Corporate Units will be 7.75%, consisting of quarterly contract adjustment payments under the forward contract. We may pay the contract adjustment payments in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

EXECUTIVE SUMMARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("Management’s Discussion") includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Note regarding forward-looking statements" at the beginning of this report for a list of factors that may cause results to differ materially.
Management’s Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Refer to the “Business” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further discussion of our regulated utility business segments.
Our goal is to develop strategies that benefit all stakeholders as we (i) address changing customer conservation patterns, (ii) align our price structure with our cost structure, and (iii) embark on long-term infrastructure investment and safety programs to better serve our customers. These strategies focus on improving safety and reliability, enhancing customer service, lowering customer bills and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our top priority. The SMS is an established operating model within NiSource. With the continued support and advice from our Quality Review Board (a panel of third parties with safety operations expertise engaged by management to advise on safety matters), we are continuing to mature our SMS processes, capabilities and talent as we collaborate within and across industries to enhance safety and reduce operational risk. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner.
Your Energy, Your Future: Our plan to replace all of our coal generation capacity by the end of 2028 with primarily renewable resources is well underway. In March 2021, we executed three BTAs for 650 MW solar nameplate capacity and a PPA for 200 MW of wind nameplate capacity. The four projects were selected following a comprehensive review of bids submitted through the RFP process that NIPSCO underwent in late 2019. The projects complement previously executed BTAs and PPAs with a combined nameplate capacity of 1,300 MW and 1,180 MW, respectively. NIPSCO will refresh its 2018 Integrated Resource Plan in 2021. For additional information, see "Results and Discussion of Segment Operation - Electric Operations," in this Management's Discussion.
NiSource Next: We have launched a comprehensive, multi-year program designed to deliver long-term safety, sustainable capability enhancements and cost optimization improvements. This program will advance the high priority we place on safety and risk mitigation, further enable our safety management system, and enhance the customer experience. NiSource Next is designed to (i) leverage our current scale, (ii) utilize technology, (iii) define clear roles and accountability with our leaders and employees, and (iv) standardize our processes to focus on operational rigor, quality management and continuous improvement. In the second quarter of 2021, we began to implement enhanced digital tools associated with our customer experience.
COVID-19: The safety of our employees and customers, while providing essential services during the COVID-19 pandemic, is paramount. We continue to take a proactive, coordinated approach intended to prevent, mitigate and respond to COVID-19 by utilizing our Incident Command System (ICS). The ICS includes members of our executive council, a medical review professional, and members of functional teams from across our company. The ICS monitors state-by-state conditions and determines steps to conduct our operations safely for employees and customers.
We have implemented procedures designed to protect our employees who work in the field and who continue to work in operational and corporate facilities, including social distancing, wearing face coverings, temperature checks and more frequent cleaning of equipment and facilities. We have also implemented work-from-home policies and practices. We continue to limit company vehicle occupancy to one person, where possible, and minimize non-essential work that requires an employee to enter a customer premise when infection rates spike in a county and local agencies elevate risk levels. As local circumstances permit, we are beginning previously delayed work that requires customer interaction. We continue to employ physical and cybersecurity measures to ensure that our operational and support systems remain functional. Our actions to date have mitigated the spread of COVID-19 amongst our employees and principal field contractors. We are also continuously evaluating changes

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

to CDC guidance, and updating our safety measures accordingly, in order to ensure employee and customer safety during this pandemic. We are following all federal, state, and local guidelines related to the COVID-19 vaccinations and are encouraging employees to receive the vaccine when it is available to them.
Since the beginning of the COVID-19 pandemic, we have been helping our customers navigate this challenging time. We suspended disconnections soon after this outbreak began. While the suspension of disconnections has been lifted in most states, suspensions are likely to continue in others. We plan to continue our payment assistance programs and customer education and awareness of energy assistance programs such as the Low Income Home Energy Assistance Program (LIHEAP) to help customers deal with the impact of the pandemic. Regulatory deferrals for certain costs have been allowed by all of our state regulatory commissions. Costs approved for deferral vary by state. For information on the state specific suspension of disconnections and COVID-19 regulatory filings, see Note 8, "Regulatory Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited).
We continue to monitor how COVID-19 is affecting our workforce, customers, suppliers, operations, financial results and cash flow. The extent of the impact in the future will vary and depend on the duration and severity of the impact on the global, national and local economies. See Note 3, “Revenue Recognition” and Note 8, “Regulatory Matters” for impacts of COVID-19 for the three months ended March 31, 2021.
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three months ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020	2021 vs. 2020
Operating Revenues	$1,545.6	$1,605.5	$(59.9)
Operating Expenses
Cost of energy	476.8	462.4	14.4
Other Operating Expenses	635.6	994.9	(359.3)
Total Operating Expenses	1,112.4	1,457.3	(344.9)
Operating Income	433.2	148.2	285.0
Total Other Deductions, net	(74.1)	(87.5)	13.4
Income Taxes	62.6	(14.9)	77.5
Net Income	296.5	75.6	220.9
Net income attributable to noncontrolling interest	1.0	—	1.0
Net Income attributable to NiSource	295.5	75.6	219.9
Preferred dividends	(13.8)	(13.8)	—
Net Income Available to Common Shareholders	281.7	61.8	219.9
Earnings Per Share
Basic Earnings Per Share	$0.72	$0.16	$0.56
Diluted Earnings Per Share	$0.72	$0.16	$0.56
Basic Average Common Shares Outstanding	392.7	383.1	9.6
Diluted Average Common Shares	393.9	384.1	9.8
The majority of the cost of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
On a consolidated basis, we reported a net income available to common shareholders of $281.7 million, or $0.72 per diluted share for the three months ended March 31, 2021, compared to a net income available to common shareholders of $61.8 million, or $0.16 per diluted share for the same period in 2020. The increase in income was primarily due to the loss on sale of the Massachusetts business in 2020, as well as lower operating expenses offset by lower operating revenues due to the sale of the Massachusetts business. Additionally, the increase in income was driven by revenue increases from new rates and the effects of colder weather in 2021 compared to 2020 partially offset by higher income taxes in 2021 compared to 2020 (See "Income Taxes" below). For additional information on operating income variance drivers see "Results and Discussion of Segment Operation" for Gas and Electric Operations in this Management's Discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Deductions, net
Other deductions, net reduced income by $74.1 million in the first quarter of 2021 compared to a reduction in income of $87.5 million in the prior year. This change was primarily driven by lower short term debt interest due to lower balances and a lower rate on commercial paper in 2021 compared to 2020. See Note 16, "Short-Term Borrowings," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
Income Taxes
Refer to Note 13, "Income Taxes," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
Our operations are divided into two primary reportable segments: Gas Distribution Operations and Electric Operations. We primarily evaluate segment results based on operating income. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" within the Notes to the Condensed Consolidated Financial Statements (unaudited) and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Financial and operational data for the Gas Distribution Operations segment for the three months ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,
(in millions)	2021	2020	2021 vs. 2020
Operating Revenues	$1,138.9	$1,231.0	$(92.1)
Operating Expenses
Cost of energy	379.0	377.4	1.6
Operation and maintenance	248.8	330.1	(81.3)
Depreciation and amortization	92.9	96.5	(3.6)
Loss on sale of fixed assets and impairments, net	8.1	280.2	(272.1)
Other taxes	63.2	68.3	(5.1)
Total Operating Expenses	792.0	1,152.5	(360.5)
Operating Income	$346.9	$78.5	$268.4
Revenues
Residential	$782.3	$823.3	$(41.0)
Commercial	272.9	274.0	(1.1)
Industrial	58.2	74.5	(16.3)
Off-System	14.4	18.7	(4.3)
Other	11.1	40.5	(29.4)
Total	$1,138.9	$1,231.0	$(92.1)
Sales and Transportation (MMDth)
Residential	118.4	118.5	(0.1)
Commercial	74.3	73.7	0.6
Industrial	136.4	146.8	(10.4)
Off-System	5.4	11.2	(5.8)
Other	0.2	0.2	—
Total	334.7	350.4	(15.7)
Heating Degree Days	2,703	2,440	263
Normal Heating Degree Days	2,854	2,897	(43)
% Colder (Warmer) than Normal	(5)%	(16)%
Gas Distribution Customers
Residential	2,965,004	3,233,222	(268,218)
Commercial	254,188	283,579	(29,391)
Industrial	4,965	6,002	(1,037)
Other	3	3	—
Total	3,224,160	3,522,806	(298,646)
Cost of energy for the Gas Distribution Operations segment is principally comprised of the cost of natural gas used while providing transportation and distribution services to customers. These are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenue. In addition, comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Three Months Ended March 31, 2021 vs. March 31, 2020 Operating Income
For the three months ended March 31, 2021, Gas Distribution Operations reported operating income of $346.9 million, an increase of $268.4 million from the comparable 2020 period.
Operating revenues for the three months ended March 31, 2021 were $1,138.9 million, a decrease of $92.1 million from the same period in 2020.

Changes in Operating Revenues (in millions)	Favorable (Unfavorable)
Revenues associated with the Massachusetts Business in 2020	$(122.3)
New rates from base rate proceedings, infrastructure replacement programs and Columbia of Ohio's CEP	38.0
The effects of colder weather in 2021 compared to 2020	15.6
The effects of customer growth	3.4
Other	(2.1)
Change in operating revenues (before cost of energy and other tracked items)	$(67.4)
Operating revenues offset in operating expense
Higher cost of energy billed to customers	81.3
Cost of energy associated with the Massachusetts Business in 2020	(79.7)
Operation and maintenance trackers associated with the Massachusetts Business in 2020	(24.3)
Lower operation and maintenance, depreciation, and tax trackers	(2.0)
Total change in operating revenues	$(92.1)
Operating expenses were $360.5 million lower for the three months ended March 31, 2021 compared to the same period in 2020.

Changes in Operating Expenses (in millions)	Favorable (Unfavorable)
Loss on sale of the Massachusetts Business of $6.9 million in 2021 compared to $280.2 million in 2020	$273.3
Operating expenses associated with the Massachusetts Business in 2020	65.6
Lower employee and administrative expenses	4.9
Severance and outside services expense related to NiSource Next initiative	(5.9)
Higher depreciation and amortization expense primarily due to higher capital expenditures placed in service	(5.8)
Other	3.7
Change in operating expenses (before cost of energy and other tracked items)	$335.8
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(81.3)
Cost of energy associated with the Massachusetts Business in 2020	79.7
Operation and maintenance trackers associated with the Massachusetts Business in 2020	24.3
Lower operation and maintenance, depreciation, and tax trackers	2.0
Total change in operating expense	$360.5
Weather
In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating degree days, net of weather normalization mechanisms. Our composite heating degree days reported do not directly correlate to the weather-related dollar impact on the results of Gas Distribution Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite heating degree day comparison.
Weather in the Gas Distribution Operations service territories for the first quarter of 2021 was about 5% warmer than normal and about 11% colder than 2020, leading to increased operating revenues of $16.4 million for the quarter ended March 31, 2021 compared to the same period in 2020.
Throughput
Total volumes sold and transported for the three months ended March 31, 2021 were 334.7 MMDth, compared to 350.4 MMDth for the same period in 2020. This decrease is primarily attributable to the sale of the Massachusetts Business, offset by the effects of colder weather in 2021 compared to 2020.
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
Columbia of Massachusetts Asset Sale
On October 9, 2020, we completed the sale of our Massachusetts Business. In March 2021, we reached an agreement with Eversource regarding the final purchase price, including net working capital adjustments, which resulted in a pre-tax loss for the three months ended March 31, 2021 of $6.9 million. The total loss on the sale as of March 31, 2021 is $419.3 million based on asset and liability balances as of the close of the transaction on October 9, 2020, transaction costs and the final purchase price. The pre-tax loss is presented as "Loss on sale of assets, net" on the Condensed Statements of Consolidated Income (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three months ended March 31, 2021 and 2020 are presented below:

	Three Months Ended March 31,
(in millions)	2021	2020	2021 vs. 2020
Operating Revenues	402.7	$377.5	25.2
Operating Expenses
Cost of energy	97.8	85.0	12.8
Operation and maintenance	119.1	120.9	(1.8)
Depreciation and amortization	83.4	78.9	4.5
Other taxes	14.5	14.2	0.3
Total Operating Expenses	314.8	299.0	15.8
Operating Income	$87.9	$78.5	$9.4
Revenues
Residential	$129.2	$119.2	$10.0
Commercial	122.9	120.2	2.7
Industrial	123.1	109.1	14.0
Wholesale	3.4	3.2	0.2
Other	24.1	25.8	(1.7)
Total	$402.7	$377.5	$25.2
Sales (Gigawatt Hours)
Residential	804.6	755.5	49.1
Commercial	867.9	878.7	(10.8)
Industrial	2,063.3	2,071.1	(7.8)
Wholesale	32.1	71.4	(39.3)
Other	27.3	28.2	(0.9)
Total	3,795.2	3,804.9	(9.7)
Electric Customers
Residential	419,582	416,501	3,081
Commercial	57,538	57,150	388
Industrial	2,156	2,160	(4)
Wholesale	720	725	(5)
Other	2	2	—
Total	479,998	476,538	3,460
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Three Months Ended March 31, 2021 vs. March 31, 2020 Operating Income
For the three months ended March 31, 2021, Electric Operations reported operating income of $87.9 million, an increase of $9.4 million from the comparable 2020 period.
Operating revenues for the three months ended March 31, 2021 were $402.7 million, an increase of $25.2 million from the same period in 2020.

Changes in Operating Revenues (in millions)	Favorable (Unfavorable)
Increased customer usage, primarily driven by residential customers	$4.8
New rates from infrastructure improvement and DSM programs	2.8
The effects of customer growth	1.0
Other	1.4
Change in operating revenues (before cost of energy and other tracked items)	$10.0
Operating revenues offset in operating expense
Higher cost of energy billed to customers	12.8
Higher operation and maintenance and depreciation trackers	2.4
Total change in operating revenues	$25.2
Operating expenses were $15.8 million higher for the three months ended March 31, 2021 compared to the same period in 2020.

Changes in Operating Expenses (in millions)	Favorable (Unfavorable)
Higher generation-related maintenance	$(4.2)
Increased depreciation primarily due to additional plant placed in service	(3.4)
Severance and outside services expenses related to the NiSource Next initiative	(2.3)
Decreased environmental costs	6.8
Lower employee and administrative costs	4.3
Other	(1.8)
Change in operating expenses (before cost of energy and other tracked items)	$(0.6)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(12.8)
Higher operation and maintenance and depreciation trackers	(2.4)
Total change in operating expense	$(15.8)
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
Weather in the Electric Operations’ territories for the first quarter of 2021 was about 3% warmer than normal and about 7% cooler than in 2020, which had an immaterial impact on operating revenues for the quarter ended March 31, 2021 compared to the same period in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Sales
Electric Operations sales for the first quarter of 2021 were 3,795.2 GWh, an immaterial decrease compared to the same period in 2020.
Commodity Price Impact
NIPSCO has a state-approved recovery mechanism that provides a means for full recovery of prudently incurred fuel costs. Fuel costs are treated as pass-through costs and have no impact on operating revenues recorded in the period. The fuel costs included in revenues are matched with the fuel cost expense recorded in the period and the difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered fuel cost to be included in future customer billings.
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the preferred pathway from its 2018 Integrated Resource Plan, which outlines plans to retire all of its remaining coal-fired generation by 2028, to be replaced by lower-cost, reliable and cleaner options. The plan is expected to be a key element of a 90% reduction in NiSource's greenhouse gas emissions by 2030 compared with 2005 levels, and to save NIPSCO electric customers more than $4 billion over 30 years. We expect to have incremental capital investment requirements of approximately $2.0 billion, primarily in 2022 and 2023. On March 11, 2021, NIPSCO submitted modified Attachment Y Notices to MISO requesting an updated retirement date for coal-fired units 14 and 15. These units are now expected to be retired by the end of 2021, with the station's remaining two units still on track to be retired by 2023. Refer to Note 7, "Property, Plant and Equipment" and Note 17-D, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.
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
The following table summarizes the executed PPAs and BTAs from our generation transition:

Project Name	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)	Submitted to IURC	IURC Approval	Estimated Construction Completion
Jordan Creek	20 year PPA	Wind	400	—	02/01/2019	6/05/2019	In Service (12/10/2020)
Rosewater(1)	BTA	Wind	100	—	02/01/2019	8/07/2019	In Service (12/29/2020)
Indiana Crossroads(2)	BTA	Wind	300	—	10/22/2019	2/19/2020	Q4 2021
Greensboro	20 year PPA	Solar & Storage	100	30	7/17/2020	1/27/2021	Q4 2022
Brickyard	20 year PPA	Solar	200	—	7/17/2020	1/27/2021	Q4 2022
Cavalry(2)	BTA	Solar & Storage	200	60	11/30/2020	5/5/2021	Q4 2023
Dunn's Bridge I(2)	BTA	Solar	265	—	11/30/2020	5/5/2021	Q4 2022
Dunn's Bridge II(2)	BTA	Solar & Storage	435	75	11/30/2020	5/5/2021	Q4 2023
Green River	20 year PPA	Solar	200	—	12/23/2020	5/5/2021	Q2 2023
Gibson	22 year PPA	Solar	280	—	01/29/2021	Pending	Q2 2023
Fairbanks(2)	BTA	Solar	250	—	03/03/2021	Pending	Q3 2023
Indiana Crossroads(2)	BTA	Solar	200	—	03/19/2021	Pending	Q4 2022
Elliot(2)	BTA	Solar	200	—	03/31/2021	Pending	Q2 2023
Indiana Crossroads II	15 year PPA	Wind	200	—	04/30/2021	Pending	Q4 2023
(1) Refer to Note 15, "Variable Interest Entities," for additional information.
(2) Ownership of the facility will be transferred to joint ventures whose members include NIPSCO and an unrelated tax equity partner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. The commercial paper program and credit facility provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves our desired capital structure. We utilize an ATM equity program that allows us to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. On April 19, 2021, we completed the sale of 8.625 million Equity Units, which provided net proceeds of $835.5 million, after underwriting and estimated issuance expenses. We intend to use the net proceeds from the offering for renewable generation investments and general corporate purposes, including additions to working capital and repayment of existing indebtedness.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2021 and beyond.
Greater Lawrence Incident: As discussed in Note 17, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited), due to the inherent uncertainty of litigation, there can be no assurance that the outcome or resolution of any particular claim related to the Greater Lawrence Incident will not continue to have an adverse impact on our cash flows. Through income generated from operating activities, amounts available under the short-term revolving credit facility, and our ability to access capital markets, we believe we have adequate capital available to settle remaining anticipated claims associated with the Greater Lawrence Incident.
Operating Activities
Net cash from operating activities for the three months ended March 31, 2021 was $448.3 million, an increase of $78.4 million compared to the three months ended March 31, 2020. This increase was primarily driven by a year over year decrease in net payments related to the Greater Lawrence Incident. During 2021, we paid approximately $6 million compared to $150 million of payments during the same period in 2020. Additionally, we had decreased compensation and employee benefit payments in 2021 compared to 2020. Offsetting these decreased cash outflows are increases related to the under collection of gas and fuel costs.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2021 was $401.8 million, a decrease of $82.8 million compared to the three months ended March 31, 2020. This decrease was driven by lower capital expenditures associated with the Massachusetts Business in 2020 and timing of growth spend. We project total 2021 capital expenditures to be approximately $1.9 to $2.1 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Regulatory Capital Improvement Programs. In 2021, we continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments currently in rates and those pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio	IRP - 2021	22.2	212.6	1/20-12/20	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe, (3) natural gas risers prone to failure and (4) installation of AMR devices.	May 2021
Columbia of Ohio	CEP - 2021	18.3	179.2	1/20-12/20	Assets not included in the IRP.	September 2021
NIPSCO - Gas	TDSIC 2	1.8	52.3	7/20-12/20	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	July 2021
NIPSCO - Gas	FMCA 5	1.4	42.3	4/20-9/20	Project costs to comply with federal mandates.	April 2021
Columbia of Pennsylvania(2)	DSIC - Q4 2020	0.8	25.0	9/20-11/20	Eligible project costs including piping, couplings, gas service lines, excess flow valves, risers, meter bars, meters, and other related capitalized cost, to improve the distribution system.	January 2021
Columbia of Virginia	SAVE - 2021	5.2	46.4	1/21-12/21	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2021
Columbia of Kentucky	SMRP - 2021	2.6	40.0	1/21-12/21	Replacement of mains and inclusion of system safety investments.	May 2021
Columbia of Maryland	STRIDE - 2021	1.3	16.9	1/21-12/21	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2021
NIPSCO - Electric(3)(4)	TDSIC - 8	(2.0)	73.5	8/20-1/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2021
NIPSCO - Electric(5)	FMCA - 13	(1.2)	—	9/19-2/20	Project costs to comply with federal mandates.	August 2020
(1)Programs do not include any costs already included in base rates.
(2)Effective January 23, 2021, Columbia of Pennsylvania's DSIC rate was set to zero due to the inclusion of the incremental capital and revenue in base rates following the Pennsylvania PUC's Final Order in the 2020 rate case.
(3)Decrease in incremental revenue is due to lower depreciation expense (pre-2018 base rate case vs post-2018 base rate case).
(4)On April 1, 2021, NIPSCO filed a notice with the IURC that it intends to terminate its current Electric TDSIC plan effective May 31, 2021. NIPSCO expects to file for a new electric TDSIC plan on or soon after June 1, 2021.
(5)Decrease in incremental revenue is inclusive of tracker eligible operations and maintenance expense. No eligible capital investments were made during the investment period.
Financing Activities
Common Stock and Preferred Stock. Refer to Note 5, “Equity,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock activity.
Short-term Debt. Refer to Note 16, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity.
Non-controlling Interest. Refer to Note 15, "Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on contributions from non-controlling interest activity.
Net Available Liquidity. As of March 31, 2021, an aggregate of $1,866.0 million of net liquidity was available, including cash and credit available under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays our liquidity position as of March 31, 2021 and December 31, 2020:

(in millions)	March 31, 2021	December 31, 2020
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	462.1	273.3
Less:
Commercial Paper	520.0	503.0
Accounts Receivable Program Utilized	—	—
Letters of Credit Outstanding Under Credit Facility	15.2	15.2
Add:
Cash and Cash Equivalents	89.1	116.5
Net Available Liquidity	$1,866.0	$1,721.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility, which require us to maintain a debt to capitalization ratio that does not exceed 70%. As of March 31, 2021, the ratio was 62.2%.
Sale of Trade Accounts Receivables. Refer to Note 11, “Transfers of Financial Assets,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on the sale of trade accounts receivable.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and certain of our subsidiaries' credit ratings and ratings outlook as of March 31, 2021. There were no changes to the below credit ratings or outlooks since December 31, 2020.
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
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2021, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $54.8 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2021, 392,129,866 shares of common stock and 440,000 shares of preferred stock were outstanding.
Contractual Obligations. There were no material changes during the three months ended March 31, 2021 to our contractual obligations as of December 31, 2020.
Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Refer to Note 17, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on guarantees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory and Other Matters
Cost Recovery and Trackers
Comparability of our line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as those described below. Increases in the expenses that are subject to approved regulatory tracker mechanisms generally lead to increased regulatory assets, which ultimately result in a corresponding increase in operating revenues and, therefore, have essentially no impact on total operating income results. Certain approved regulatory tracker mechanisms allow for abbreviated regulatory proceedings in order for the operating companies to quickly implement revised rates and recover associated costs.
A portion of the Gas Distribution revenue is related to the recovery of gas costs, the review and recovery of which occurs through standard regulatory proceedings. All states in our operating area require periodic review of actual gas procurement activity to determine prudence and to confirm the recovery of prudently incurred energy commodity costs supplied to customers.
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
Columbia of Ohio has adopted a straight fixed variable rate design that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels during specified heating months. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3%. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge. In a prior gas base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward recovering more of its fixed costs through a fixed recovery charge, but has no weather or usage protection mechanism.
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Columbia of Pennsylvania(1)	9.86%	9.86%	$76.8	$63.5	April 24, 2020	Approved February 19, 2021	January 2021
Columbia of Pennsylvania	10.95%	In process	$98.3	In process	March 30, 2021	Order Expected Q4 2021	December 2021
(1)The 9.86% ROE and the $76.8 million requested incremental revenue stated above reflect compromise positions taken by Columbia of Pennsylvania during the briefing stages of its 2020 base rate case. In its initial filing on April 24, 2020, Columbia of Pennsylvania proposed an ROE of 10.95% and requested incremental revenue of $100.4 million. A Final Order from the Pennsylvania PUC was received on February 19, 2021 for rates effective retroactive to January 23, 2021. On March 8, 2021, the Pennsylvania Office of Consumer Advocate filed a Petition for Reconsideration, seeking to have the Pennsylvania PUC modify its February 19 Final Order. On April 15, 2021, the Pennsylvania PUC issued an Opinion and Order denying the Office of Consumer Advocate’s Petition. Parties have 30 days in which to file an appeal.
In addition to the rate case actions noted in the table above, Columbia of Kentucky has filed a Notice of Intent to file a base rate case on May 28, 2021 or soon thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory and Other Matters
COVID-19 Regulatory Deferrals
In addition to the cost deferred to a regulatory asset as noted in Note 8, "Regulatory Matters", in the Notes to Condensed Consolidated Financial Statements (unaudited), certain states have permitted us to track lost late and disconnect fee revenues due to the pandemic. While these costs do not qualify as regulatory assets under ASC 980, we will consider seeking recovery of these costs in future regulatory proceedings.
PHMSA Regulations
On December 27, 2020, the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020 was signed into law reauthorizing funding for federal pipeline safety programs through September 30, 2023. Among other things, the PIPES Act requires that PHMSA revise the pipeline safety regulations to require operators to update, as needed, their existing distribution integrity management plans, emergency response plans, and O&M plans. The PIPES Act also requires PHMSA to adopt new requirements for managing records and updating, as necessary existing district regulator stations to eliminate common modes of failure that can lead to overpressurization. PHMSA must also require that operators implement leak detection and repair programs that meet safety needs and protect the environment, require the use of advance leak detection practices and technologies, and require operators to be able to locate and categorize all leaks that are hazardous to human safety or the environment, or that can become hazardous. Natural gas companies, including the Company, may see increased costs depending on how PHMSA implements the new mandates resulting from the PIPES Act.
Climate Issues
Future legislative and regulatory programs could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Additionally, rules that require further GHG reductions or impose additional requirements for natural gas facilities could impose additional costs.
In February 2021, the United States rejoined the Paris Agreement, an international treaty through which parties set nationally determined contributions to reduce GHG emissions, build resilience, and adapt to the impacts of climate change. Subsequently, the Biden Administration released a target for the United States to achieve a 50%-52% GHG reduction from 2005 levels by 2030, which supports the President's goals to create a carbon-free power sector by 2035 and net zero emissions economy no later than 2050. There are many pathways to reach these goals. We will carefully monitor all climate-related policy as we continue to actively implement our plans to be coal-free by 2028 and achieve our 90% GHG reduction target by 2030.
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
Our subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, some of which are reflected in our restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Refer to Note 9, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of March 31, 2021 or December 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and now-settled term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $1.2 million and $4.3 million for the three months ended March 31, 2021, and March 31, 2020, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 9, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of March 31, 2021 and December 31, 2020.

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
Certain individual state regulatory commissions instituted regulatory moratoriums in connection with the COVID-19 pandemic that impacted our ability to pursue our credit risk mitigation practices for customer accounts receivable. Following the issuances of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently in rates. We have reinstated our common credit mitigation practices where moratoriums have expired. Refer to Note 8, "Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements (unaudited) for state-specific regulatory moratoriums.
Other Information
Critical Accounting Estimates
Refer to Note 3, "Revenue Recognition," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in determining allowance for credit losses.
Refer to Note 12, "Goodwill," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in the annual goodwill impairment analysis performed as of May 1, 2020.
Refer to Note 15, "Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgement used in determining how to account for our variable interest entity.
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
ITEM 1A. RISK FACTORS
The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 are supplemented with the following risk factors, which should be read in conjunction with the risk factors set forth in the Annual Report on Form 10-K.
Risk Factors Relating to our Equity Units
The trading prices for our Equity Units, initially consisting of Corporate Units, and related treasury units and mandatory convertible preferred stock, are expected to be affected by, among other things, the trading prices of our common stock, the general level of interest rates and our credit quality.
The trading prices of the Equity Units, initially consisting of Corporate Units, which are listed on the New York Stock Exchange, and the related treasury units and mandatory convertible preferred stock in the secondary market, are expected to be affected by, among other things, the trading prices of our common stock, the general level of interest rates and our credit quality. It is impossible to predict whether the price of our common stock or interest rates will rise or fall. The price of our common stock could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the risk factors herein and in our Annual Report on Form 10-K for the year ended December 31, 2020, as may be supplemented by subsequently filed Quarterly Reports on Form 10-Q, many of which events and factors are beyond our control. Fluctuations in interest rates may give rise to arbitrage opportunities based upon changes in the relative value of the common stock underlying the purchase contracts and of the other components of the Equity Units. Any such arbitrage could, in turn, affect the trading prices of the Corporate Units, treasury units, mandatory convertible preferred stock and our common stock.
The fundamental change early settlement right triggered under certain circumstances by a fundamental change and the supermajority rights of the mandatory convertible preferred stock in connection with certain fundamental change transactions jointly could discourage a potential acquirer.
The fundamental change early settlement right with respect to the purchase contracts triggered under certain circumstances by a fundamental change and the supermajority voting rights of the mandatory convertible preferred stock in connection with certain fundamental change transactions jointly could discourage a potential acquirer, including potential acquirers that would otherwise seek a transaction with us that would be attractive to our investors.
Our Equity Units, initially consisting of Corporate Units, and related mandatory convertible preferred stock, and the issuance and sale of common stock in settlement of the purchase contracts and conversion of mandatory convertible preferred stock, may all adversely affect the market price of our common stock and will cause dilution to our stockholders.
The market price of our common stock is likely to be influenced by our Equity Units, initially consisting of Corporate Units, and related mandatory convertible preferred stock. For example, the market price of our common stock could become more volatile and could be depressed by:
•investors’ anticipation of the sale into the market of a substantial number of additional shares of our common stock issued upon settlement of the purchase contracts or conversion of our mandatory convertible preferred stock;
•possible sales of our common stock by investors who view our Equity Units, initially consisting of Corporate Units, or related mandatory convertible preferred stock as a more attractive means of equity participation in us than owning shares of our common stock; and
•hedging or arbitrage trading activity that we expect to develop involving our Equity Units, initially consisting of Corporate Units, or related mandatory convertible preferred stock and our common stock.
In addition, we cannot predict the effect that future issuances or sales of our common stock, if any, including those made upon the settlement of the purchase contracts or conversion of the mandatory convertible preferred stock, may have on the market price for our common stock.

ITEM 1A. RISK FACTORS
NiSource Inc.

Our Equity Units, initially consisting of Corporate Units, and the issuance and sale of substantial amounts of common stock, including issuances and sales upon the settlement of the purchase contracts or conversion of the mandatory convertible preferred stock, could adversely affect the market price of our common stock and will cause dilution to our stockholders.
Operational Risk
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
Additionally, our information systems experience ongoing, often sophisticated, cyber-attacks by a variety of sources, including foreign sources, with the apparent aim to breach our cyber-defenses. Although we attempt to maintain adequate defenses to these attacks and work through industry groups and trade associations to identify common threats and assess our countermeasures, a security breach of our information systems, or a security breach of the information systems of our customers, suppliers or others with whom we do business, could (i) adversely impact our ability to safely and reliably deliver electricity and natural gas to our customers through our generation, transmission and distribution systems and potentially negatively impact our compliance with certain mandatory reliability and gas flow standards, (ii) subject us to reputational and other harm or liabilities associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to our customers or employees, (iii) impact our ability to manage our businesses, and/or (iv) subject us to legal and regulatory proceedings and claims from third parties, in addition to remediation costs, any of which, in turn, could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects. Although we do maintain cyber insurance, it is possible that such insurance will not adequately cover any losses or liabilities we may incur as a result of a cybersecurity incident.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(1.1)	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 of the NiSource Inc. Form 8-K filed on February 22, 2021).

(1.2)	Form of Master Forward Sale Confirmation (incorporated by reference to Exhibit 1.2 of the NiSource Inc. Form 8-K filed on February 22, 2021).

(3.1)
Certificate of Designations with respect to the Series C Mandatory Convertible Preferred Stock, dated April 19, 2021 (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.1)
Purchase Contract and Pledge Agreement, dated April 19, 2021, between NiSource Inc. and U.S. Bank National Association, in its capacity as the purchase contract agent, collateral agent, custodial agent and securities intermediary (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.2)	Form of Series A Corporate Units Certificate (incorporated by reference listed under Exhibit 4.1 above).

(4.3)	Form of Series A Treasury Units Certificate (incorporated by reference listed under Exhibit 4.1 above).

(4.4)	Form of Series A Cash Settled Units Certificate (incorporated by reference listed under Exhibit 4.1 above).

(4.5)	Form of Series C Mandatory Convertible Preferred Stock Certificate (incorporated by reference listed under Exhibit 3.1 above).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	May 5, 2021	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)