Form 10-Q
period 2021-06-30
NISOURCE INC.
filed 2021-08-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 392,410,381 shares outstanding at July 26, 2021.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2021

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019
DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
HLBV	Hypothetical Liquidation at Book Value
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate
LIFO	Last In, First Out

DEFINED TERMS
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSC	Public Service Commission
PUC	Public Utilities Commission
RCRA	Resource Conservation and Recovery Act
RFP	Request for proposals
SAVE	Steps to Advance Virginia's Energy Plan
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VIE	Variable Interest Entity
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the performance of third-party suppliers and service providers; potential cyber-attacks; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the impacts of climate change and extreme weather conditions; our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; any adverse effects related to our equity units; adverse economic and capital market conditions or increases in interest rates; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with the agreements entered into with the U.S. Attorney’s Office to settle the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; other matters in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Customer revenues	$952.4	$932.7	$2,458.9	$2,458.6
Other revenues	33.6	30.0	72.7	109.6
Total Operating Revenues	986.0	962.7	2,531.6	2,568.2
Operating Expenses
Cost of energy	228.3	188.4	705.1	650.8
Operation and maintenance	362.8	353.1	724.3	797.7
Depreciation and amortization	186.3	177.5	371.3	361.8
Loss (gain) on sale of assets, net	(0.1)	83.8	8.0	363.9
Other taxes	66.5	68.2	147.5	154.1
Total Operating Expenses	843.8	871.0	1,956.2	2,328.3
Operating Income	142.2	91.7	575.4	239.9
Other Income (Deductions)
Interest expense, net	(84.5)	(97.0)	(169.1)	(189.9)
Other, net	12.4	6.5	22.9	11.9
Total Other Deductions, Net	(72.1)	(90.5)	(146.2)	(178.0)
Income before Income Taxes	70.1	1.2	429.2	61.9
Income Taxes	13.2	5.9	75.8	(9.0)
Net Income (Loss)	56.9	(4.7)	353.4	70.9
Net loss attributable to noncontrolling interest	(3.4)	—	(2.4)	—
Net Income (Loss) Attributable to NiSource	60.3	(4.7)	355.8	70.9
Preferred dividends	(13.8)	(13.8)	(27.6)	(27.6)
Net Income (Loss) Available to Common Shareholders	46.5	(18.5)	328.2	43.3
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$0.12	$(0.05)	$0.84	$0.11
Diluted Earnings (Loss) Per Share	$0.11	$(0.05)	$0.80	$0.11
Basic Average Common Shares Outstanding	393.0	383.5	392.8	383.3
Diluted Average Common Shares	422.9	383.5	408.5	384.2
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2021	2020	2021	2020
Net Income (Loss)	$56.9	$(4.7)	$353.4	$70.9
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities(1)	0.9	5.7	(1.6)	0.3
Net unrealized gain (loss) on cash flow hedges(2)	(49.8)	2.7	34.8	(130.6)
Unrecognized pension and OPEB benefit (costs)(3)	0.8	0.3	(0.1)	1.0
Total other comprehensive income (loss)	(48.1)	8.7	33.1	(129.3)
Comprehensive Income (Loss)	$8.8	$4.0	$386.5	$(58.4)
(1)Net unrealized gain (loss) on available-for-sale debt securities, net of $0.3 million and $1.5 million tax expense in the second quarter of 2021 and 2020, respectively, and $0.4 million tax benefit and $0.1 million tax expense for the six months ended 2021 and 2020, respectively.
(2)Net unrealized gain (loss) on cash flow hedges, net of $16.5 million tax benefit and $0.9 million tax expense in the second quarter of 2021 and 2020, respectively , and $11.5 million tax expense and $43.2 million tax benefit for the six months ended 2021 and 2020, respectively.
(3)Unrecognized pension and OPEB benefit (costs), net of $0.2 million tax expense in the second quarter of 2021 and 2020, and $1.1 million tax expense and $0.1 million tax benefit for the six months ended 2021 and 2020, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2021	December 31, 2020
ASSETS
Property, Plant and Equipment
Plant	$24,948.2	$24,179.9
Accumulated depreciation and amortization	(7,793.1)	(7,560.4)
Net Property, Plant and Equipment(1)	17,155.1	16,619.5
Investments and Other Assets
Available-for-sale debt securities (amortized cost of $161.0 and $163.9, allowance for credit losses of $0.2 and $0.5, respectively)	166.3	170.9
Other investments	85.2	81.1
Total Investments and Other Assets	251.5	252.0
Current Assets
Cash and cash equivalents	77.5	116.5
Restricted cash	12.9	9.1
Accounts receivable	605.3	843.6
Allowance for credit losses	(41.6)	(52.3)
Accounts receivable, net	563.7	791.3
Gas inventory	148.8	191.2
Materials and supplies, at average cost	143.5	141.5
Electric production fuel, at average cost	38.6	68.4
Exchange gas receivable	31.7	34.1
Regulatory assets	180.1	135.7
Prepayments and other	187.4	171.6
Total Current Assets(1)	1,384.2	1,659.4
Other Assets
Regulatory assets	1,777.1	1,794.8
Goodwill	1,485.9	1,485.9
Deferred charges and other	260.0	228.9
Total Other Assets	3,523.0	3,509.6
Total Assets	$22,313.8	$22,040.5
(1)Includes $172.8 million and $175.6 million of net property, plant and equipment assets and $4.8 million and $1.7 million of current assets of a consolidated VIE as of June 30, 2021 and December 31, 2020 that may be used only to settle obligations of the consolidated VIE. Refer to Note 14 "Variable Interest Entities" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 392,328,441 and 391,760,051 shares outstanding, respectively	$3.9	$3.9
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 1,302,500 and 440,000 shares outstanding, respectively	1,718.8	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,728.0	6,890.1
Retained deficit	(1,704.1)	(1,765.2)
Accumulated other comprehensive loss	(123.6)	(156.7)
Total NiSource Stockholders’ Equity	6,523.1	5,752.2
Noncontrolling interest in consolidated subsidiaries	90.4	85.6
Total Stockholders' Equity	6,613.5	5,837.8
Long-term debt, excluding amounts due within one year	9,201.6	9,219.8
Total Capitalization	15,815.1	15,057.6
Current Liabilities
Current portion of long-term debt	45.3	23.3
Short-term borrowings	—	503.0
Accounts payable	480.4	589.0
Dividends payable - common stock	86.3	—
Dividends payable - preferred stock	8.1	—
Customer deposits and credits	148.1	243.3
Taxes accrued	232.0	244.1
Interest accrued	105.2	104.7
Exchange gas payable	34.9	48.5
Regulatory liabilities	154.0	161.3
Accrued compensation and employee benefits	149.8	141.8
Other accruals	262.8	220.4
Total Current Liabilities	1,706.9	2,279.4
Other Liabilities
Deferred income taxes	1,587.5	1,470.6
Accrued liability for postretirement and postemployment benefits	323.3	336.1
Regulatory liabilities	1,877.2	1,904.2
Asset retirement obligations	437.0	477.1
Other noncurrent liabilities	566.8	515.5
Total Other Liabilities	4,791.8	4,703.5
Commitments and Contingencies (Refer to Note 16, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$22,313.8	$22,040.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2021	2020
Operating Activities
Net Income	$353.4	$70.9
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	371.3	361.8
Deferred income taxes and investment tax credits	70.8	(11.4)
Loss on sale of assets	8.0	364.6
Other adjustments	8.9	7.7
Changes in Assets and Liabilities:
Components of working capital	(106.2)	(75.9)
Regulatory assets/liabilities	21.5	17.0
Deferred charges and other noncurrent assets	(2.5)	(17.4)
Other noncurrent liabilities	(22.2)	(9.6)
Net Cash Flows from Operating Activities	703.0	707.7
Investing Activities
Capital expenditures	(798.1)	(819.3)
Cost of removal	(59.1)	(66.7)
Payment to renewable generation asset developer	(7.4)	—
Other investing activities	2.2	(0.6)
Net Cash Flows used for Investing Activities	(862.4)	(886.6)
Financing Activities
Proceeds from issuance of long-term debt	—	1,000.0
Repayments of long-term debt and finance lease obligations	(12.2)	(7.8)
Issuance of short-term debt (maturity > 90 days)	—	1,350.0
Repayment of short-term debt (maturity > 90 days)	—	(1,350.0)
Change in short-term borrowings, net (maturity ≤ 90 days)	(503.0)	(609.7)
Issuance of common stock, net of issuance costs	6.0	7.5
Equity costs, premiums and other debt related costs	(5.9)	(17.6)
Issuance of equity units, net of issuance costs	839.9	—
Dividends paid - common stock	(172.5)	(160.7)
Dividends paid - preferred stock	(27.6)	(27.6)
Other financing activities	(0.5)	—
Net Cash Flows from Financing Activities	124.2	184.1
Change in cash, cash equivalents and restricted cash	(35.2)	5.2
Cash, cash equivalents and restricted cash at beginning of period	125.6	148.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$90.4	$153.6

Supplemental Disclosures of Cash Flow Information

Six Months Ended June 30, (in millions)	2021	2020
Non-cash transactions:
Capital expenditures included in current liabilities	$193.0	$167.7
Dividends declared but not paid	94.4	88.5
Purchase contract liability, net of fees and payments(1)	161.5	—
Assets recorded for asset retirement obligations	—	70.3
Obligation to developer at formation of joint venture	$6.0	$—
(1)Refer to Note 5, "Equity," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of April 1, 2021	$3.9	$880.0	$(99.9)	$6,892.9	$(1,669.8)	$(75.5)	$94.1	$6,025.7
Comprehensive Income:
Net income (loss)	—	—	—	—	60.3	—	(3.4)	56.9
Other comprehensive loss, net of tax	—	—	—	—	—	(48.1)	—	(48.1)
Dividends:
Common stock ($0.22 per share)	—	—	—	—	(86.4)	—	—	(86.4)
Preferred stock (See Note 5)	—	—	—	—	(8.2)	—	—	(8.2)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.3)	(0.3)
Stock issuances:
Equity Units	—	838.8	—	(173.3)	—	—	—	665.5
Employee stock purchase plan	—	—	—	1.2	—	—	—	1.2
Long-term incentive plan	—	—	—	4.8	—	—	—	4.8
401(k) and profit sharing	—	—	—	2.4	—	—	—	2.4
Balance as of June 30, 2021	$3.9	$1,718.8	$(99.9)	$6,728.0	$(1,704.1)	$(123.6)	$90.4	$6,613.5
(1)Series A, Series B, and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2021	$3.9	$880.0	$(99.9)	$6,890.1	$(1,765.2)	$(156.7)	$85.6	$5,837.8
Comprehensive Income:
Net income (loss)	—	—	—	—	355.8	—	(2.4)	353.4
Other comprehensive income, net of tax	—	—	—	—	—	33.1	—	33.1
Dividends:
Common stock ($0.66 per share)	—	—	—	—	(259.0)	—	—	(259.0)
Preferred stock (See Note 5)	—	—	—	—	(35.7)	—	—	(35.7)
Contribution from noncontrolling interest, net of distributions	—	—	—	—	—	—	7.2	7.2
Stock issuances:
Equity Units	—	838.8	—	(173.3)	—	—	—	665.5
Employee stock purchase plan	—	—	—	2.5	—	—	—	2.5
Long-term incentive plan	—	—	—	4.3	—	—	—	4.3
401(k) and profit sharing	—	—	—	4.7	—	—	—	4.7
ATM program	—	—	—	(0.3)	—	—	—	(0.3)
Balance as of June 30, 2021	$3.9	$1,718.8	$(99.9)	$6,728.0	$(1,704.1)	$(123.6)	$90.4	$6,613.5
(1)Series A, Series B, and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M, respectively. See Note 5, "Equity" for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of April 1, 2020	$3.8	$880.0	$(99.9)	$6,671.5	$(1,483.4)	$(230.6)	$—	$5,741.4
Comprehensive Income:
Net loss	—	—	—	—	(4.7)	—	—	(4.7)
Other comprehensive income, net of tax	—	—	—	—	—	8.7	—	8.7
Dividends:
Common stock ($0.21 per share)	—	—	—	—	(80.4)	—	—	(80.4)
Preferred stock (See Note 5)	—	—	—	—	(8.2)	—	—	(8.2)
Stock issuances:
Employee stock purchase plan	—	—	—	1.4	—	—	—	1.4
Long-term incentive plan	—	—	—	0.4	—	—	—	0.4
401(k) and profit sharing	—	—	—	3.2	—	—	—	3.2
Balance as of June 30, 2020	$3.8	$880.0	$(99.9)	$6,676.5	$(1,576.7)	$(221.9)	$—	$5,661.8
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2020	$3.8	$880.0	$(99.9)	$6,666.2	$(1,370.8)	$(92.6)	$—	$5,986.7
Comprehensive Income:
Net income	—	—	—	—	70.9	—	—	70.9
Other comprehensive loss, net of tax	—	—	—	—	—	(129.3)	—	(129.3)
Dividends:
Common stock ($0.63 per share)	—	—	—	—	(241.1)	—	—	(241.1)
Preferred stock (See Note 5)	—	—	—	—	(35.7)	—	—	(35.7)
Stock issuances:
Employee stock purchase plan	—	—	—	2.7	—	—	—	2.7
Long-term incentive plan	—	—	—	(0.1)	—	—	—	(0.1)
401(k) and profit sharing	—	—	—	7.7	—	—	—	7.7
Balance as of June 30, 2020	$3.8	$880.0	$(99.9)	$6,676.5	$(1,576.7)	$(221.9)	$—	$5,661.8
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2021	440	396,093	(3,963)	392,130
Issued:
Equity Units	863	—	—	—
Employee stock purchase plan	—	52	—	52
Long-term incentive plan	—	51	—	51
401(k) and profit sharing	—	96	—	96
Balance as of June 30, 2021	1,303	396,292	(3,963)	392,329

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2021	440	395,723	(3,963)	391,760
Issued:
Equity Units	863	—	—	—
Employee stock purchase plan	—	107	—	107
Long-term incentive plan	—	263	—	263
401(k) and profit sharing	—	199	—	199
Balance as of June 30, 2021	1,303	396,292	(3,963)	392,329

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2020	440	386,657	(3,963)	382,694
Issued:
Employee stock purchase plan	—	60	—	60
Long-term incentive plan	—	32	—	32
401(k) and profit sharing	—	131	—	131
Balance as of June 30, 2020	440	386,880	(3,963)	382,917

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2020	440	386,099	(3,963)	382,136
Issued:
Employee stock purchase plan	—	106	—	106
Long-term incentive plan	—	379	—	379
401(k) and profit sharing	—	296	—	296
Balance as of June 30, 2020	440	386,880	(3,963)	382,917
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
temporary optional expedients
and exceptions for applying
GAAP principles to contract
modifications and hedging
relationships to ease the financial
reporting burdens of the expected
market transition from LIBOR
and other interbank offered rates
	to alternative reference rates.	Upon issuance on March 12, 2020, and will apply through December 31, 2022.
We continue to evaluate the temporary expedients and options available under this guidance, and the effects of this pronouncement on our Condensed Consolidated Financial Statements (unaudited) and Notes to Condensed Consolidated Financial Statements (unaudited). We are currently identifying and evaluating contracts that may be impacted. As of June 30, 2021, we have not applied any expedients and options available under this ASU.

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
This accounting pronouncement will impact the denominator in the calculation of diluted EPS for our Series A Equity Units. Beginning Q1 2022, we will be required to assume share settlement of the remaining purchase contract liability balance when applying the if-converted method. Moreover, we will also be required to utilize the average share price for the period instead of the end of period price. We will adopt this ASU on its effective date.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (Loss) (unaudited) for the three and six months ended June 30, 2021 and June 30, 2020:

Three Months Ended June 30, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$378.6	$131.9	$—	$510.5
Commercial	125.4	130.0	—	255.4
Industrial	44.0	119.0	—	163.0
Off-system	17.0	—	—	17.0
Miscellaneous	4.9	1.4	0.2	6.5
Total Customer Revenues	$569.9	$382.3	$0.2	$952.4
Other Revenues	4.4	21.2	8.0	33.6
Total Operating Revenues	$574.3	$403.5	$8.2	$986.0
(1)Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Three Months Ended June 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$414.7	$127.5	$—	$542.2
Commercial	122.7	112.9	—	235.6
Industrial	48.6	89.3	—	137.9
Off-system	8.0	—	—	8.0
Miscellaneous	5.3	3.5	0.2	9.0
Total Customer Revenues	$599.3	$333.2	$0.2	$932.7
Other Revenues	7.0	23.0	—	30.0
Total Operating Revenues	$606.3	$356.2	$0.2	$962.7
(1)Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six Months Ended June 30, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$1,152.1	$261.1	$—	$1,413.2
Commercial	396.9	252.8	—	649.7
Industrial	101.9	241.9	—	343.8
Off-system	31.4	—	—	31.4
Miscellaneous	14.7	5.7	0.4	20.8
Total Customer Revenues	$1,697.0	$761.5	$0.4	$2,458.9
Other Revenues	13.1	44.5	15.1	72.7
Total Operating Revenues	$1,710.1	$806.0	$15.5	$2,531.6
(1)Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Six Months Ended June 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,211.2	$246.7	$—	$1,457.9
Commercial	392.1	233.1	—	625.2
Industrial	122.8	198.4	—	321.2
Off-system	26.7	—	—	26.7
Miscellaneous	17.8	9.4	0.4	27.6
Total Customer Revenues	$1,770.6	$687.6	$0.4	$2,458.6
Other Revenues	63.7	45.9	—	109.6
Total Operating Revenues	$1,834.3	$733.5	$0.4	$2,568.2
(1)Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the six months ended June 30, 2021 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2020	$400.0	$327.2
Balance as of June 30, 2021	323.7	203.6
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Allowance for Credit Losses. To evaluate for expected credit losses, customer account receivables are pooled based on similar risk characteristics, such as customer type, geography, payment terms, and related macro-economic risks. Expected credit losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. Relevant and reliable internal and external inputs used in the model include, but are not limited to, energy consumption trends, revenue projections, actual charge-offs data, recoveries data, shut-offs, and final bill data. We continuously evaluate available reasonable and supportable information relevant to assessing collectability of current and future receivables. We evaluate creditworthiness of specific customers periodically or when required by changes in facts and circumstances. When we become aware of a specific commercial or industrial customer's inability to pay, an allowance for expected credit losses is recorded for the relevant amount. We also monitor other circumstances that could affect our overall expected credit losses; these include, but are not limited to, creditworthiness of overall population in service territories, adverse conditions impacting an industry sector, and current economic conditions.
At each reporting period, we record expected credit losses using an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of June 30, 2021 and December 31, 2020 are presented in the table below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2021	$41.8	$9.7	$0.8	$52.3
Current period provisions	5.1	0.4	—	5.5
Write-offs charged against allowance	(18.3)	(4.9)	—	(23.2)
Recoveries of amounts previously written off	6.8	0.2	—	7.0
Balance as of June 30, 2021	$35.4	$5.4	$0.8	$41.6

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2020	9.1	3.1	0.8	13.0
Current period provisions	45.3	9.3	—	54.6
Write-offs charged against allowance	(26.7)	(3.0)	—	(29.7)
Recoveries of amounts previously written off	14.1	0.3	—	14.4
Balance as of December 31, 2020	41.8	9.7	0.8	52.3
In connection with the COVID-19 pandemic, certain state regulatory commissions instituted regulatory moratoriums that impacted our ability to pursue our standard credit risk mitigation practices. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently in rates. We have reinstated our common credit mitigation practices where moratoriums have expired (see Note 8, "Regulatory Matters," for additional information on regulatory moratoriums and regulatory assets). As of June 30, 2021, we have also evaluated the adequacy of our allowance for credit losses in light of the shut-off moratoriums due to the COVID-19 pandemic that remain in effect for Columbia of Virginia and Columbia of Maryland. Our evaluation included an analysis of customer payment trends in 2020, economic conditions, receivables aging, considerations of past economic downturns and the associated allowance for credit losses and customer account write-offs. In addition, we considered benefits available under governmental COVID-19 relief programs, the impact of unemployment benefits initiatives, and flexible payment plans being offered to customers affected by or experiencing hardship as a result of the pandemic, which could help to mitigate the potential for increasing customer account delinquencies. Based upon this evaluation, we have concluded that the allowance for credit losses as of June 30, 2021 adequately reflected the collection risk and net realizable value for our receivables. We will continue to monitor changing circumstances and will adjust our allowance for credit losses accordingly.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4.    Earnings Per Share
The calculations of basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted earnings per share, the effects of the purchase contracts included within the Series A Equity Units were included in the calculation of potential common stock outstanding for the three and six months ended June 30, 2021 using the if-converted method under US GAAP. This method assumes conversion at the beginning of the reporting period, or at time of issuance, if later. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the stock price falls below the initial reference price of $24.51, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 5, "Equity." Conversely, if the stock price is above the initial reference price of $24.51, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in 2021, net of tax, related to the purchase contracts.
The Series C Mandatory Convertible Preferred Stock included within the Series A Equity Units represent contingently convertible securities as the conversion is contingent on a successful remarketing as described in Note 5, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of June 30, 2021, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the three and six months ended June 30, 2021.
Diluted EPS also includes the incremental effects of the various long-term incentive compensation plans and the ATM forward agreements under the treasury stock method when the impact would be dilutive. Refer to Note 5, "Equity," for more information on our ATM forward agreements.
For the three months ended June 30, 2020, we had a net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during the period, and any potentially dilutive shares would have had an anti-dilutive impact on EPS. The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net Income (Loss) Available to Common Shareholders - Basic	46.5	(18.5)	328.2	43.3
Dilutive effect of Series A Equity Units	0.4	—	0.4	—
Net Income (Loss) Available to Common Shareholders - Diluted	46.9	(18.5)	328.6	43.3
Denominator:
Average common shares outstanding - Basic	393.0	383.5	392.8	383.3
Dilutive potential common shares:
Series A Equity Units	28.2	—	14.2	—
Shares contingently issuable under employee stock plans	0.8	—	0.7	0.7
Shares restricted under employee stock plans	0.3	—	0.3	0.2
Forward Agreements	0.6	—	0.5	—
Average Common Shares - Diluted	422.9	383.5	408.5	384.2
Earnings per common share:
Basic	0.12	(0.05)	0.84	0.11
Diluted	0.11	(0.05)	0.80	0.11

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5.    Equity
ATM Program and Forward Sale Agreements. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock.
On February 23, 2021, under the ATM program, we executed a forward agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From February 24, 2021 to March 17, 2021, we borrowed 6,672,740 shares from third parties, which the dealer sold at a weighted average price of $22.48 per share. We may settle this agreement in shares, cash, or net shares by December 15, 2021. Had we settled all the shares under the forward agreement at June 30, 2021, we would have received approximately $146.7 million, based on a net price of $21.99 per share.
On June 1, 2021, under the ATM program, we executed a forward agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From June 1, 2021 to June 11, 2021, we borrowed 5,852,475 shares from third parties, which the dealer sold at a weighted average price of $25.63 per share. We may settle this agreement in shares, cash, or net shares by December 15, 2021. Had we settled all the shares under the forward agreement at June 30, 2021, we would have received approximately $148.4 million, based on a net price of $25.36 per share.
As of June 30, 2021, the ATM program (including the impacts of the forward sale agreements discussed above) had approximately $450.0 million of equity available for issuance. The program expires on December 31, 2023.
Preferred Stock. As of June 30, 2021, we had 20,000,000 shares of preferred stock authorized for issuance, of which 1,302,500 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended June 30,		Six Months Ended June 30,		June 30	December 31,
			2021	2020	2021	2020	2021	2020
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share				Outstanding
5.650% Series A	$1,000.00	400,000	—	—	28.25	28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	406.25	406.25	1,218.75	1,218.75	$486.1	$486.1
Series C(1)	$1,000.00	862,500	—	—	—	—	$838.8	$—
(1)The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends.

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of June 30, 2021. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
As of June 30, 2021 and 2020, Series A Preferred Stock had $1.0 million of cumulative preferred dividends in arrears, or $2.51 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
Series A Equity Units. On April 19, 2021, we completed the sale of 8.625 million Series A Equity Units, initially consisting of Series A Corporate Units, each with a stated amount of $100. The offering generated net proceeds of $835.5 million, after underwriting and issuance expenses. Each Corporate Unit consists of a forward contract to purchase shares of our common stock in the future and a 1/10th, or 10%, undivided beneficial ownership interest in one share of Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share.
The purchase contract obligates holders to purchase shares of our common stock on December 1, 2023, subject to early settlement in certain situations. The purchase price paid under the purchase contract is $100 and the number of shares to be purchased will be determined under a settlement rate formula based on the volume-weighted average share price of our common stock near the settlement date, subject to a maximum settlement rate. The Series C Mandatory Convertible Preferred Stock will initially be pledged upon issuance as collateral to secure the purchase of common stock under the related purchase contracts.
We will pay quarterly contract adjustment payments at the rate of 7.75% per year on the stated amount of $100 per Equity Unit.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The contract adjustment payments are payable in cash, shares of our common stock or a combination thereof, at our election. We have the right to defer the payment of contract adjustment payments until no later than the purchase contract settlement date. If we exercise our option to defer the payment of contract adjustment payments, then until the deferred contract adjustment payments have been paid, we will not declare or pay any dividends on, or make any distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to, any shares of our capital stock; make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of our debt securities that rank on parity with, or junior to, the contract adjustment payments; or make any guarantee payments under any guarantee by us of securities of any of our subsidiaries if our guarantee ranks on parity with, or junior to, the contract adjustment payments.
The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends and the liquidation preference of the mandatory convertible preferred stock will not accrete. The Series C Mandatory Convertible Preferred Stock is expected to be remarketed prior to December 1, 2023. Following a successful remarketing, dividends may become payable on the Series C Mandatory Convertible Preferred Stock and/or the minimum conversion rate of the Series C Mandatory Convertible Preferred Stock may be increased. Each share of Series C Mandatory Convertible Preferred Stock, unless previously converted, will automatically convert based on a conversion rate on the mandatory conversion date, which is expected to be on or about March 1, 2024. The conversion rate will be determined based on the volume-weighted average share price of our common stock near the conversion date, subject to a minimum and maximum conversion rate. If no successful remarketing of the Series C Mandatory Convertible Preferred Stock has previously occurred, effective as of December 1, 2023, the conversion rate will be zero, no shares of our common stock will be delivered upon automatic conversion and each share of Series C Mandatory Convertible Preferred Stock will be automatically transferred to us on the mandatory conversion date without any payment of cash or shares of our common stock thereon. In the event of such a remarketing failure, any shares of Series C Mandatory Convertible Preferred Stock held as part of Corporate Units will be automatically delivered to us on December 1, 2023 in full satisfaction of the relevant holder's obligation under the related purchase contracts.
We have recorded the present value of the purchase contract payments as a liability with a corresponding reduction to additional-paid-in-capital. The current portion of this liability is included in "Other accruals," and the noncurrent portion is included in "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets (unaudited). Purchase contract payments are recorded against this liability. Accretion of the stock purchase contract liability is recorded as interest expense. Refer to Note 4, "Earnings Per Share," for additional information regarding our application of diluted EPS to the purchase contracts and the Series C Mandatory Convertible Preferred Stock. Under the terms of the Series A Equity Units, assuming no anti-dilution or other adjustments, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million.
Selected information about the Series A Equity Units is presented below:

(in millions except contract rate)	Issuance Date	Units Issued	Total Net Proceeds(1)	Purchase Contract Annual Rate	Purchase Contract Liability(2)
Series A Equity Units	April 19, 2021	8.625	$835.5	7.75%	$168.8
(1)Issuance costs of $27 million were recorded on a relative fair value basis as a reduction to preferred stock of $22.5 million and a reduction to the purchase contract liability of $4.5 million.
(2)A cash payment of $7.8 million was made during the three and six months ended June 30, 2021. The purchase contract liability was $161.5 million at June 30, 2021.
6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. We had a temporary LIFO liquidation debit of $9.8 million and zero as of June 30, 2021 and December 31, 2020, respectively, for certain gas distribution companies recorded within “Prepayments and other” on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7.    Property, Plant and Equipment
In 2020, MISO approved NIPSCO's plan to retire the R.M. Schahfer Generating Station in 2023. The December 2019 NIPSCO electric rate case order included approval to create a regulatory asset upon the retirement of the R.M. Schahfer Generating Station. The order allows for the recovery of and on the net book value of the station by the end of 2032. On March 11, 2021, NIPSCO submitted separate Attachment Y Notices for Units 14 and 15 seeking a suspension date of October 1, 2021 for both coal fired units at R.M. Schahfer Generating Station. On May 28, 2021, NIPSCO received approval from MISO to suspend and retire these two units on October 1, 2021. The remaining two units are still scheduled to be retired in 2023.
In connection with MISO's approvals of NIPSCO's planned retirement of the R.M. Schahfer Generating Station, we recorded plant retirement-related charges during 2020 comprised of write downs of certain capital projects that have been cancelled and materials and supplies inventory balances deemed obsolete due to the planned retirement. In addition, during the second quarter of 2021, we recorded $8.6 million of plant retirement-related charges, primarily related to obsolete inventory write downs. These charges are presented within "Operation and maintenance" on the Condensed Statements of Consolidated Income (Loss). At retirement, the net book value of the retired units will be reclassified from "Net Property, Plant and Equipment," to current and long-term “Regulatory Assets.” The total net book value of R.M. Schahfer Generating Station's coal units and other associated plant estimated to be retired was $823.1 million at June 30, 2021.
On April 28, 2021, in response to a Motion filed by certain parties in NIPSCO's quarterly FAC proceeding, the IURC created a sub-docket proceeding in order to receive additional information related to the planned retirements of Units 14 and 15 by the end of 2021 and any resulting cost impacts to customers. NIPSCO does not anticipate that the sub-docket proceeding will impact the planned timing of October 1, 2021 for the unit retirements.
8.    Regulatory Matters
COVID-19 Regulatory Filings
In response to COVID-19, we received approvals or directives from the regulatory commissions in the states in which we operate. The ongoing impacts of these approvals or directives are described in the table below:

Jurisdiction	Moratorium in Place?	Regulatory Asset balance as of June 30, 2021 (in millions)	Deferred COVID-19 Costs
Columbia of Ohio	No	$2.1	Incremental operation and maintenance expenses
NIPSCO	No	$6.2	Incremental bad debt expense and the costs to implement the requirements of the COVID-19 related order
Columbia of Pennsylvania	No	$7.1	Incremental bad debt expense incurred since March 13, 2020 above levels currently in rates
Columbia of Virginia	Yes	$1.2	Incremental incurred costs (including incremental bad debt expense), subject to an earnings test review
Columbia of Maryland	Yes	$0.9
Incremental costs (including incremental bad debt expense) incurred to ensure that customers have essential utility service during the state of emergency in Maryland. Such incremental costs must be offset by any benefit received in connection with the pandemic

The Pennsylvania PUC adopted an order on March 11, 2021, and subsequently reaffirmed their stance in a June 23, 2021 order, which lifted its prior pandemic-related moratorium on service terminations for non-payments of utility bills beginning April 1, 2021. Pursuant to that order, Pennsylvania utilities are required to offer payment plans on billing arrearages, with the length of such payment plans depending on customers' income levels. The longest such payment plan would be a maximum of five years for residential customers with incomes below 250% of the Federal Poverty Level.
For Columbia of Virginia, the currently effective legislative and regulatory directives related to the COVID-19 pandemic require utilities to offer payment plans between 6 and 24 months, and suspend service disconnections and late payment fees for customers. According to state law, these directives remain in place until the Governor determines that the economic and public health conditions have improved such that the prohibition does not need to be in place, or until at least 60 days after such declared state of emergency ends, whichever is sooner. The state of emergency ended June 30, 2021.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In conjunction with the order issued by the PSC of Maryland on June 15, 2021, all termination moratoriums will be lifted the later of November 1, 2021 or 30 days after the Maryland Relief Act funds have been applied to customer accounts. Columbia of Maryland received approximately $0.8 million of assistance to be applied to customer accounts and is currently in the process of applying these funds to customer accounts in accordance with the terms of the order. Normal collections procedures are expected to resume by November 1, 2021.
9.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations, namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	June 30, 2021	December 31, 2020
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$—
Commodity price risk programs	7.4	10.4
Total	$7.4	$10.4
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$—
Commodity price risk programs	5.0	2.8
Total	$5.0	$2.8
Risk Management Liabilities - Current(3)
Interest rate risk programs	$50.6	$70.9
Commodity price risk programs	0.8	7.3
Total	$51.4	$78.2
Risk Management Liabilities - Noncurrent(4)
Interest rate risk programs	$73.4	$99.5
Commodity price risk programs	23.8	45.1
Total	$97.2	$144.6
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Interest Rate Risk Management
As of June 30, 2021, we have two forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place between 2022 and 2024. These interest rate swaps are designated as cash flow hedges. The gains and losses related to these swaps are recorded to AOCI and will be recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (Loss) (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at June 30, 2021 and December 31, 2020.
Our derivative instruments measured at fair value as of June 30, 2021 and December 31, 2020 do not contain any credit-risk-related contingent features.
10.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

Recurring Fair Value Measurements June 30, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2021
Assets
Risk management assets	$—	$12.4	$—	$12.4
Available-for-sale debt securities	—	166.3	—	166.3
Total	$—	$178.7	$—	$178.7
Liabilities
Risk management liabilities	$—	$148.6	$—	$148.6
Total	$—	$148.6	$—	$148.6

Recurring Fair Value Measurements December 31, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets
Risk management assets	$—	$13.2	$—	$13.2
Available-for-sale debt securities	—	170.9	—	170.9
Total	$—	$184.1	$—	$184.1
Liabilities
Risk management liabilities	$—	$222.8	$—	$222.8
Total	$—	$222.8	$—	$222.8

Risk Management Assets and Liabilities. Risk management assets and liabilities include interest rate swaps, exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts.
Level 1- When utilized, exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are classified within Level 1. These financial assets and liabilities are secured with cash on deposit with the exchange; therefore,

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
nonperformance risk has not been incorporated into these valuations. These financial assets and liabilities are deemed to be cleared and settled daily by NYMEX as the related cash collateral is posted with the exchange. As a result of this exchange rule, NYMEX derivatives are considered to have no fair value at the balance sheet date for financial reporting purposes, and are presented in Level 1 net of posted cash; however, the derivatives remain outstanding and are subject to future commodity price fluctuations until they are settled in accordance with their contractual terms.
Level 2- Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2.
Level 3- Certain derivatives trade in less active markets with a lower availability of pricing information and models may be utilized in the valuation. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized within Level 3.
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of June 30, 2021 and December 31, 2020, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
At each reporting date, we quantitatively and qualitatively assess available-for-sale debt securities for impairment. For securities in a loss position that we intend to hold, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If the credit losses in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion is charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities are recognized immediately in earnings. As of June 30, 2021 and December 31, 2020, we recorded $0.2 million and $0.5 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at June 30, 2021 and December 31, 2020 were:

June 30, 2021 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$37.4	$0.2	$(0.1)	$—	$37.5
Corporate/Other debt securities	123.6	5.8	(0.4)	(0.2)	128.8
Total	$161.0	$6.0	$(0.5)	$(0.2)	$166.3

December 31, 2020 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$33.7	$0.3	$—	$—	$34.0
Corporate/Other debt securities	130.2	7.7	(0.5)	(0.5)	136.9
Total	$163.9	$8.0	$(0.5)	$(0.5)	$170.9
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $25.1 million and $23.5 million, respectively, at June 30, 2021.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $0 million and $13.2 million, respectively, at December 31, 2020.
Realized gains and losses on available-for-sale securities were immaterial for the three and six months ended June 30, 2021 and 2020.
The cost of maturities sold is based upon specific identification. At June 30, 2021, approximately $11.4 million of U.S. Treasury debt securities and approximately $3.4 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
In March 2021, we reached an agreement with Eversource regarding the final purchase price, including net working capital adjustments to the October 9, 2020 purchase price of our Massachusetts Business. The working capital amounts were measured at fair value, less costs to sell.
B.    Other Fair Value Disclosures for Financial Instruments. The carrying amount of cash and cash equivalents, restricted cash, customer deposits and short-term borrowings is a reasonable estimate of fair value due to their liquid or short-term nature.
The following method and assumptions were used to estimate the fair value of each class of financial instruments.
Purchase Contract Liability. At April 19, 2021, we recorded the purchase contract liability at fair value using a discounted cash flow method and observable, market-corroborated inputs. This value is a reasonable estimate of fair value at June 30, 2021, and has been categorized within Level 2 of the fair value hierarchy. Refer to Note 5, “Equity,” for additional information.
Long-term Debt. Our long-term borrowings are recorded at historical amounts. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of June 30, 2021, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2021	Estimated Fair Value as of June 30, 2021	Carrying Amount as of Dec. 31, 2020	Estimated Fair Value as of Dec. 31, 2020
Long-term debt (including current portion)	$9,246.9	$10,577.4	$9,243.1	$11,034.2
11.    Goodwill
 The following presents our goodwill balance allocated by segment as of June 30, 2021:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Goodwill	$1,485.9	$—	$—	$1,485.9

For our annual goodwill impairment analysis performed as of May 1, 2021, we performed a qualitative "step 0" assessment and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to their baseline May 1, 2020 "step 1" fair value measurement. There have been no impairments to the carrying value of our goodwill during the periods presented.
12.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2021 and 2020, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2021 and 2020 were 18.8% and 491.7%, respectively. The effective tax rates for the six months ended June 30, 2021 and 2020 were 17.7% and (14.5)%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
The decrease in the three month effective tax rate of 472.9% in 2021 compared to 2020 is primarily attributable to a discrete item related to the pre-tax book loss recorded for the classification as held for sale of the Massachusetts Business tax effected at statutory tax rates in 2020.
The increase in the six month effective tax rate of 32.2% in 2021 compared to 2020 is primarily attributed to a discrete item related to the pre-tax book loss recorded for the classification as held for sale of the Massachusetts Business tax effected at statutory tax rates in 2020.
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
For the six months ended June 30, 2021, we contributed $2.0 million to our pension plans and $10.2 million to our other postretirement benefit plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three and six months ended June 30, 2021 and 2020:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30, (in millions)	2021	2020	2021	2020
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$7.5	$8.0	$1.5	$1.6
Interest cost	7.9	13.5	2.5	3.9
Expected return on assets	(25.3)	(28.4)	(3.8)	(3.6)
Amortization of prior service credit	—	0.2	(0.6)	(0.5)
Recognized actuarial loss	5.5	8.7	1.2	1.3
Settlement loss	3.3	—	—	—
Total Net Periodic Benefit (Income) Cost	$(1.1)	$2.0	$0.8	$2.7
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (Loss) (unaudited).

	Pension Benefits		Other Postretirement Benefits
Six Months Ended June 30, (in millions)	2021	2020	2021	2020
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$15.1	$16.0	$3.0	$3.2
Interest cost	15.6	27.0	5.0	7.8
Expected return on assets	(51.1)	(56.8)	(7.6)	(7.2)
Amortization of prior service credit	—	0.4	(1.2)	(1.0)
Recognized actuarial loss	10.8	17.4	2.4	2.6
Settlement loss	6.6	—	—	—
Total Net Periodic Benefit (Income) Cost	$(3.0)	$4.0	$1.6	$5.4
(1)The service cost component and all non-service cost components of net periodic benefit cost (income) are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (Loss) (unaudited).
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
During the second quarter of 2021, the requirements for settlement accounting were also met, resulting in a settlement charge of $3.3 million recorded for the three months ended June 30, 2021.
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
We have applied the HLBV method of attributing income and loss to the noncontrolling interest held by the tax equity partner. HLBV accounting was applied as the allocation of Rosewater's economic results to members differs from the members' relative ownership percentages. Using the HLBV method, our earnings are calculated based on how the partnership would distribute its cash if it were to hypothetically sell all of its assets for their carrying amounts and liquidate at each reporting period. Under HLBV, we calculate the liquidation value allocable to each partner at the beginning and end of each period based on the contractual terms of the related entity's operating agreement and adjust our income for the period to reflect the change in our associated book value.
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
At June 30, 2021 and December 31, 2020, $169.2 million and $156.4 million, respectively, in net assets (as detailed in the table below) related to Rosewater and the non-controlling interest attributable to the unrelated tax equity partner of $90.4 million and $85.6 million, respectively, were included in the Condensed Consolidated Balance Sheets (unaudited). Amounts allocated to the tax equity partner were $3.4 million and zero for the three months ended June 30, 2021 and 2020, respectively, and $2.4 million and zero for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in "Net loss attributable to non-controlling interest" on the Condensed Statements of Consolidated Income (Loss) (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with Rosewater:

(in millions)	June 30, 2021	December 31, 2020
Net Property, Plant and Equipment	$172.8	$175.6
Current assets	4.8	1.7
Total assets(1)	$177.6	$177.3
Current liabilities	$2.7	$15.3
Asset retirement obligations	5.6	5.5
Other noncurrent liabilities	0.1	0.1
Total liabilities	$8.4	$20.9
(1)The assets of Rosewater represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.
15.    Short-Term Borrowings
We generate short-term borrowings through several sources, described in further detail below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. We had no outstanding borrowings under this facility as of June 30, 2021 and December 31, 2020.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had no commercial paper outstanding as of June 30, 2021 and $503.0 million of commercial paper outstanding as of December 31, 2020.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they may transfer their customer accounts receivables to third-party financial institutions through wholly owned and consolidated special purpose entities. The three agreements expire between August 2021 and May 2022 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2021, the maximum amount of debt that could be recognized related to our accounts receivable programs is $340.0 million.
We had no short-term borrowings related to the securitization transactions as of June 30, 2021 and December 31, 2020.
For the six months ended June 30, 2021 and 2020, zero and $39.7 million, respectively, were recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $0.4 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Total short-term borrowings were as follows:

(in millions)	June 30, 2021	December 31, 2020
Commercial paper weighted-average interest rate of 0.27% at December 31, 2020	—	503.0
Total short-term borrowings	$—	$503.0
Items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
16.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. As of June 30, 2021 and December 31, 2020, we had issued stand-by letters of credit of $14.1 million and $15.2 million, respectively.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At June 30, 2021, our guarantees for the Rosewater and Indiana Crossroads BTAs totaled $519.5 million. In July 2021, the amount of the guarantees increased to $544.7 million in accordance with the Dunn's Bridge I BTA. The amount of each guaranty will fluctuate upon the completion of the various steps outlined in each BTA. See “- E. Other Matters - Generation Transition,” below for more information.
 B. Legal Proceedings. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident"). The Greater Lawrence Incident resulted in one fatality and a number of injuries, damaged multiple homes and businesses, and caused the temporary evacuation of significant portions of each municipality. The Massachusetts Governor’s Office declared a state of emergency, authorizing the Massachusetts DPU to order another utility company to coordinate the restoration of utility services in Lawrence, Andover and North Andover. The incident resulted in the interruption of gas for approximately 7,500 gas meters, the majority of which served residences and approximately 700 of which served businesses, and the interruption of other utility service more broadly in the area. Columbia of Massachusetts replaced the cast iron and bare steel gas pipeline system in the affected area and restored service. See “- C. Other Greater Lawrence Incident Matters below for more information. On September 1, 2020, the Massachusetts Governor terminated the state of emergency declared following the Greater Lawrence Incident.
We have been subject to inquiries and investigations by government authorities and regulatory agencies regarding the Greater Lawrence Incident. On February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney’s Office for the District of Massachusetts to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident, as described below. The Company and Columbia of Massachusetts entered into an agreement with the Massachusetts Attorney General’s Office (among other parties) to resolve the Massachusetts DPU and the Massachusetts Attorney General’s Office investigations, that was approved by the Massachusetts DPU on October 7, 2020 as part of the sale of the Massachusetts Business to Eversource.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On March 9, 2020, Columbia of Massachusetts entered its guilty plea pursuant to the Plea Agreement, which the Court accepted. Subsequently, Columbia of Massachusetts and the U.S. Attorney’s Office modified the Plea Agreement. On June 23, 2020, the Court sentenced Columbia of Massachusetts in accordance with the terms of the modified Plea Agreement. Under the modified Plea Agreement, Columbia of Massachusetts is subject to the following terms, among others: (i) a criminal fine in the amount of $53,030,116; (ii) a three-year probationary period that will terminate early upon a sale of Columbia of Massachusetts or a sale of its gas distribution business to a qualified third-party buyer consistent with certain requirements, but in no event before the end of the one-year mandatory period of probation; (iii) compliance with each of the NTSB recommendations stemming from the Greater Lawrence Incident; and (iv) employment of an in-house monitor until the end of the term of probation or until the sale of Columbia of Massachusetts or its gas distribution business, whichever is earlier. On June 23, 2021, the Court accepted a joint request by Columbia Gas of Massachusetts and the U.S. Attorney's Office to terminate the three-year probation effective immediately, which was at the end of the one-year minimum probationary period, marking the completion of all terms of the modified plea agreement.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Shareholder Derivative Lawsuit. On April 28, 2020, a shareholder derivative lawsuit was filed by the City of Detroit Police and Fire Retirement System in the United States District Court for the District of Delaware against certain of the Company’s current and former directors, alleging state-law claims for breaches of fiduciary duty with respect to the pipeline safety management systems relating to the distribution of natural gas prior to the Greater Lawrence Incident and also including federal-law claims related to our proxy statement disclosures regarding our safety systems. The remedies sought included damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of any unjust enrichment. The defendants filed a motion to dismiss the lawsuit, and oral argument was held on March 2, 2021. On March 9, 2021, the district court granted the defendants’ motion to dismiss. It dismissed the federal-law claims with prejudice for failure to state a claim on which relief can be granted and declined to exercise jurisdiction over the state-law claims, which were dismissed without prejudice.
Following the dismissal of the federal court action, on April 29, 2021, the same plaintiff filed a shareholder derivative lawsuit in the Delaware Court of Chancery against certain of our current and former directors. The new complaint alleges a single count for breach of fiduciary duty, and no longer alleges disclosure violations or breaches of federal securities laws. The complaint relates to substantially the same matters as those alleged in the dismissed federal derivative complaint. The remedies sought include damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of compensation by the individual defendants. On May 19, 2021, the defendants filed a motion to dismiss the lawsuit, and on July 2, 2021, they filed their brief in support of the motion. The plaintiff's opposition to the motion is due on August 26, 2021, and the defendants' reply brief is due on September 24, 2021. Because of the preliminary nature of this lawsuit, we are not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.
Remaining Claims. Due to the inherent uncertainty of litigation, there can be no assurance that the outcome or resolution of any particular claim, proceeding or investigation related to the Greater Lawrence Incident or otherwise would not have a material adverse effect on our results of operations, financial position or liquidity. Certain matters in connection with the Greater Lawrence Incident have had or may have a material impact as described above. If one or more of such additional or other matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods that we would be required to pay such liability.
We are also party to certain other claims, regulatory and legal proceedings arising in the ordinary course of business in each state in which we have operations, none of which we believe to be individually material at this time.
C. Other Greater Lawrence Incident Matters. In connection with the Greater Lawrence Incident, Columbia of Massachusetts, in cooperation with the Massachusetts Governor’s office, replaced the entire affected pipeline system. We invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. We are currently unable to predict the timing or amount of any insurance recovery under the property policy.
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
As of June 30, 2021 and December 31, 2020, we had recorded a liability of $93.3 million and $92.6 million, respectively, to cover environmental remediation at various sites. The current portion of this liability is included in "Other accruals" in the Condensed Consolidated Balance Sheets (unaudited). The noncurrent portion is included in "Other noncurrent liabilities." We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.

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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2021. Our total estimated liability related to the facilities subject to remediation was $87.1 million and $85.0 million at June 30, 2021 and December 31, 2020, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. We believe that it is reasonably possible that remediation costs could vary by as much as $17 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
E. Other Matters.
Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase obligation under each respective BTA is dependent on satisfactory approval of the BTA by the IURC, successful execution by NIPSCO of an agreement with a tax equity partner and timely completion of construction. NIPSCO has received IURC approval for all of its BTAs and all but one PPA, which is pending a decision from the IURC. NIPSCO and the tax equity partner are obligated to make cash contributions to the joint venture that acquires the project at the date construction is substantially complete. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the joint venture.
One-Time Employee Separation Benefits. Starting in the third quarter of 2020, we evaluated and continue to evaluate our organizational structure under the auspices of NiSource Next. We recognized the majority of the related severance expense in 2020 when employees accepted severance offers, absent a retention period. In addition, we continue to have separations under our existing severance policies. For employees that have a retention period, expense will be recognized over the remaining service period. The total estimated severance expense for employees is approximately $41 million, with substantially all of it incurred to date. A rollforward of the one-time employee separation benefits accrual for the six months ended June 30, 2021 is presented below:

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

(in millions)	Balance as of January 1, 2021	Changes Attributable to Costs Incurred(1)	Costs Paid	Adjustments	Balance as of June 30, 2021(2)
One-time Employee Separation Benefits	11.1	7.2	(12.4)	—	5.9
(1)This activity is presented within "Operation and maintenance" in our Condensed Statements of Consolidated Income (Loss) (unaudited).
(2)This activity is presented within "Accrued compensation and employee benefits" in our Condensed Consolidated Balance Sheets (unaudited).
17.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2021	$3.5	$(63.3)	$(15.7)	$(75.5)
Other comprehensive income (loss) before reclassifications	0.8	(49.8)	0.1	(48.9)
Amounts reclassified from accumulated other comprehensive loss	0.1	—	0.7	0.8
Net current-period other comprehensive income (loss)	0.9	(49.8)	0.8	(48.1)
Balance as of June 30, 2021	$4.4	$(113.1)	$(14.9)	$(123.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2021	$6.0	$(147.9)	$(14.8)	$(156.7)
Other comprehensive income (loss) before reclassifications	(1.4)	34.8	(1.3)	32.1
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	1.2	1.0
Net current-period other comprehensive income (loss)	(1.6)	34.8	(0.1)	33.1
Balance as of June 30, 2021	$4.4	$(113.1)	$(14.9)	$(123.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2020	$(2.1)	$(210.5)	$(18.0)	$(230.6)
Other comprehensive income before reclassifications	6.0	2.7	—	8.7
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	0.3	—
Net current-period other comprehensive income (loss)	5.7	2.7	0.3	8.7
Balance as of June 30, 2020	$3.6	$(207.8)	$(17.7)	$(221.9)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2020	$3.3	$(77.2)	$(18.7)	$(92.6)
Other comprehensive income (loss) before reclassifications	0.8	(130.6)	0.4	(129.4)
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	0.6	0.1
Net current-period other comprehensive income (loss)	0.3	(130.6)	1.0	(129.3)
Balance as of June 30, 2020	$3.6	$(207.8)	$(17.7)	$(221.9)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18.    Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest income	$0.7	$1.4	$1.6	$3.1
AFUDC equity	3.4	1.4	4.9	3.1
Pension and other postretirement non-service benefit	8.6	3.1	17.1	5.8
Miscellaneous	(0.3)	0.6	(0.7)	(0.1)
Total Other, net	$12.4	$6.5	$22.9	$11.9
19.    Business Segment Information
At June 30, 2021, our operations are divided into two primary reportable segments, the Gas Distribution Operations and Electric Operations segments. Corporate costs and other activities that are not significant on a stand-alone basis to warrant treatment as an operating segment and that do not fit into one of our two segments are aggregated as "Corporate and Other" in the disclosures below. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating Revenues
Gas Distribution Operations
Unaffiliated	$574.3	$606.3	$1,710.1	$1,834.3
Intersegment	3.0	3.0	6.1	6.0
Total	577.3	609.3	1,716.2	1,840.3
Electric Operations
Unaffiliated	403.5	356.2	806.0	733.5
Intersegment	0.2	0.2	0.4	0.4
Total	403.7	356.4	806.4	733.9
Corporate and Other
Unaffiliated	8.2	0.2	15.5	0.4
Intersegment	117.4	100.7	221.3	207.4
Total	125.6	100.9	236.8	207.8
Eliminations	(120.6)	(103.9)	(227.8)	(213.8)
Consolidated Operating Revenues	$986.0	$962.7	$2,531.6	$2,568.2
Operating Income (Loss)
Gas Distribution Operations	$61.2	$1.7	$408.1	$80.2
Electric Operations	79.6	86.9	167.5	165.4
Corporate and Other	1.4	3.1	(0.2)	(5.7)
Consolidated Operating Income	$142.2	$91.7	$575.4	$239.9

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
We are an energy holding company under the Public Utility Holding Company Act of 2005 whose utility subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Gas Distribution Operations and Electric Operations.
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
Your Energy, Your Future: Our plan to replace all of our coal generation capacity by the end of 2028 with primarily renewable resources is well underway. As of June 30, 2021, we have executed BTAs and PPAs with a combined nameplate capacity of 1,950 MW and 1,380 MW, respectively, under the plan. We have received IURC approval for all the BTAs and all but one PPA, which is pending a decision from the IURC in the second half of 2021. NIPSCO will refresh its 2018 Integrated Resource Plan in 2021. The 2021 Integrated Resource Plan development is currently underway, and in the second quarter of 2021, we launched an RFP solicitation as part of the IRP's evaluation of resources to meet the future electric needs of our customers. For additional information, see "Results and Discussion of Segment Operation - Electric Operations," in this Management's Discussion.
NiSource Next: We are executing on a defined, comprehensive, multi-year program designed to deliver long-term safety, sustainable capability enhancements and cost optimization improvements. This program is advancing the high priority we place on safety and risk mitigation, further enabling our safety management system, and enhancing the customer experience. NiSource Next is designed to (i) leverage our current scale, (ii) utilize technology, (iii) define clear roles and accountability with our leaders and employees, and (iv) standardize our processes to focus on operational rigor, quality management and continuous improvement.
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
We have implemented procedures designed to protect our employees who work in the field and who continue to work in operational and corporate facilities, including social distancing, wearing face coverings and more frequent cleaning of equipment and facilities. We have also implemented work-from-home policies and practices. As local circumstances permit, we are beginning previously delayed work that requires customer interaction. We continue to employ physical and cybersecurity measures to ensure that our operational and support systems remain functional. Our actions to date have mitigated the spread of COVID-19 amongst our employees and principal field contractors. We are also continuously evaluating changes to CDC guidance, and updating our safety measures accordingly, in order to ensure employee and customer safety during this pandemic.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

We are following all federal, state, and local guidelines related to the COVID-19 vaccinations and are encouraging employees to receive the vaccine.
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
We continue to monitor how COVID-19 is affecting our workforce, customers, suppliers, operations, financial results and cash flow. The extent of the impact in the future will vary and depend on the duration and severity of the impact on the global, national and local economies. For information on the impacts of COVID-19 for the three and six months ended June 30, 2021, the state-specific suspension of disconnections, and COVID-19 regulatory filings see Note 3, “Revenue Recognition,” and Note 8, “Regulatory Matters,” in the Notes to Condensed Consolidated Financial Statements (unaudited).
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and six months ended June 30, 2021 and 2020 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
Operating Revenues	$986.0	$962.7	$23.3	$2,531.6	$2,568.2	$(36.6)
Operating Expenses
Cost of energy	228.3	188.4	(39.9)	705.1	650.8	(54.3)
Other Operating Expenses	615.5	682.6	67.1	1,251.1	1,677.5	426.4
Total Operating Expenses	843.8	871.0	27.2	1,956.2	2,328.3	372.1
Operating Income	142.2	91.7	50.5	575.4	239.9	335.5
Total Other Deductions, net	(72.1)	(90.5)	18.4	(146.2)	(178.0)	31.8
Income Taxes	13.2	5.9	(7.3)	75.8	(9.0)	(84.8)
Net Income (Loss)	56.9	(4.7)	61.6	353.4	70.9	282.5
Net loss attributable to noncontrolling interest	(3.4)	—	3.4	(2.4)	—	2.4
Net Income (Loss) Attributable to NiSource	60.3	(4.7)	65.0	355.8	70.9	284.9
Preferred dividends	(13.8)	(13.8)	—	(27.6)	(27.6)	—
Net Income (Loss) Available to Common Shareholders	46.5	(18.5)	65.0	328.2	43.3	284.9
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$0.12	$(0.05)	$0.17	$0.84	$0.11	$0.73
Diluted Earnings (Loss) Per Share	$0.11	$(0.05)	$0.16	$0.80	$0.11	$0.69
The majority of the cost of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
On a consolidated basis, we reported a net income available to common shareholders of $46.5 million, or $0.11 per diluted share for the three months ended June 30, 2021, compared to a net loss available to common shareholders of $18.5 million, or $0.05 per diluted share for the same period in 2020. The increase in income was primarily due to the loss on sale of the Massachusetts business in 2020, as well as lower operating expenses offset by lower operating revenues due to the sale of the Massachusetts business. Additionally, the increase in income was driven by revenue increases from new rates offset by higher employee and administrative expenses and outside services during the three months ended June 30, 2021 compared to the same period in 2020.
For the six months ended June 30, 2021, we reported net income available to common shareholders of $328.2 million, or $0.80 per diluted share compared to net income available to common shareholders of $43.3 million, or $0.11 per diluted share for the same period in 2020. The drivers for this increase were consistent with that of the quarter-to-date period. For additional information on operating income variance drivers see "Results and Discussion of Segment Operation" for Gas and Electric Operations in this Management's Discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Other Deductions, net
Other deductions, net reduced income by $72.1 million during the three months ended June 30, 2021 compared to a reduction in income of $90.5 million in the same period in 2020. This change was primarily driven by lower short-term and long-term debt interest due to lower balances on short-term debt, and lower rates on commercial paper and long-term debt during the three months ended June 30, 2021 compared to the same period in 2020. See Note 15, "Short-Term Borrowings," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
Other deductions, net reduced income by $146.2 million during the six months ended June 30, 2021 compared to a reduction in income of $178.0 million in the same period in 2020. The drivers for this change were consistent with that of the quarter-to-date period.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Financial and operational data for the Gas Distribution Operations segment for the three and six months ended June 30, 2021 and 2020 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
Operating Revenues	$577.3	$609.2	$(31.9)	$1,716.2	$1,840.2	$(124.0)
Operating Expenses
Cost of energy	129.0	119.2	(9.8)	508.0	496.6	(11.4)
Operation and maintenance	243.9	263.1	19.2	492.7	593.2	100.5
Depreciation and amortization	93.6	86.8	(6.8)	186.5	183.3	(3.2)
Loss on sale of fixed assets and impairments, net	—	84.4	84.4	8.1	364.6	356.5
Other taxes	49.6	54.0	4.4	112.8	122.3	9.5
Total Operating Expenses	516.1	607.5	91.4	1,308.1	1,760.0	451.9
Operating Income	$61.2	$1.7	$59.5	$408.1	$80.2	$327.9
Revenues
Residential	$380.8	$410.6	$(29.8)	$1,163.1	$1,233.9	$(70.8)
Commercial	127.4	124.1	3.3	400.3	398.1	2.2
Industrial	44.4	48.8	(4.4)	102.6	123.3	(20.7)
Off-System	17.0	8.0	9.0	31.4	26.7	4.7
Other	7.7	17.7	(10.0)	18.8	58.2	(39.4)
Total	$577.3	$609.2	$(31.9)	$1,716.2	$1,840.2	$(124.0)
Sales and Transportation (MMDth)
Residential	30.7	39.8	(9.1)	149.1	158.3	(9.2)
Commercial	27.2	28.4	(1.2)	101.5	102.1	(0.6)
Industrial	124.7	124.2	0.5	261.1	271.0	(9.9)
Off-System	6.2	4.1	2.1	11.6	15.3	(3.7)
Other	—	—	—	0.2	0.2	—
Total	188.8	196.5	(7.7)	523.5	546.9	(23.4)
Heating Degree Days	606	728	(122)	3,309	3,168	141
Normal Heating Degree Days	551	563	(12)	3,405	3,460	(55)
% Colder (Warmer) than Normal	10%	29%		(3)%	(8)%
Gas Distribution Customers
Residential				2,950,269	3,237,131	(286,862)
Commercial				252,235	282,482	(30,247)
Industrial				4,943	5,983	(1,040)
Other				3	3	—
Total				3,207,450	3,525,599	(318,149)
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Three and Six Months Ended June 30, 2021 vs. June 30, 2020 Operating Income
For the three months ended June 30, 2021, Gas Distribution Operations reported operating income of $61.2 million, an increase of $59.5 million from the comparable 2020 period. For the six months ended June 30, 2021, Gas Distribution Operations reported operating income of $408.1 million, an increase of $327.9 million from the comparable 2020 period.
Operating revenues for the three months ended June 30, 2021 were $577.3 million, a decrease of $31.9 million from the same period in 2020. Operating revenues for the six months ended June 30, 2021 were $1,716.2 million, a decrease of $124.0 million from the same period in 2020.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2021 vs 2020	Six Months Ended June 30, 2021 vs 2020
Revenues associated with the Massachusetts Business in 2020	$(55.6)	$(178.1)
The effects of colder (warmer) weather in 2021 compared to 2020	(2.1)	13.5
New rates from base rate proceedings, infrastructure replacement programs and Columbia of Ohio's CEP	22.6	60.6
The effects of customer growth	1.3	4.7
Other	3.9	1.8
Change in operating revenues (before cost of energy and other tracked items)	$(29.9)	$(97.5)
Operating revenues offset in operating expense
Higher cost of energy billed to customers	31.9	113.2
Cost of energy associated with the Massachusetts Business in 2020	(22.1)	(101.8)
Operation and maintenance trackers associated with the Massachusetts Business in 2020	(7.1)	(31.2)
Lower operation and maintenance, depreciation, and tax trackers	(4.7)	(6.7)
Total change in operating revenues	$(31.9)	$(124.0)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Operating expenses were $91.4 million lower for the three months ended June 30, 2021 and $451.9 million lower for the six months ended June 30, 2021 compared to the same respective periods in 2020.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2021 vs 2020	Six Months Ended June 30, 2021 vs 2020
Loss on sale of the Massachusetts Business of zero and $6.9 million in 2021 compared to $84.4 million and $364.6 million in 2020, respectively	$84.4	$357.7
Operating expenses associated with the Massachusetts Business in 2020	58.6	126.8
Decreased operating expenses primarily related to the impact of COVID-19 in 2020	6.8	8.3
Higher employee and administrative expenses	(19.9)	(13.8)
Higher outside services expenses	(12.4)	(10.1)
Severance and outside services expense related to the NiSource Next initiative	(7.5)	(14.0)
Higher depreciation and amortization expense	(7.2)	(13.0)
Higher property tax expense	(3.2)	(4.5)
Higher environmental costs	(2.1)	(2.6)
Higher corporate insurance costs	(1.8)	(3.5)
Other	(6.3)	(5.9)
Change in operating expenses (before cost of energy and other tracked items)	$89.4	$425.4
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(31.9)	(113.2)
Cost of energy associated with the Massachusetts Business in 2020	22.1	101.8
Operation and maintenance trackers associated with the Massachusetts Business in 2020	7.1	31.2
Lower operation and maintenance, depreciation, and tax trackers	4.7	6.7
Total change in operating expense	$91.4	$451.9
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
Weather in the Gas Distribution Operations service territories for the three months ended June 30, 2021 was about 10% colder than normal and about 17% warmer than the same period in 2020, leading to decreased operating revenues of $2.1 million for the three months ended June 30, 2021 compared to the same period in 2020.
Weather in the Gas Distribution Operations service territories for the six months ended June 30, 2021 was about 3% warmer than normal and about 4% colder than the same period in 2020, leading to increased operating revenues of $13.5 million for the six months ended June 30, 2021 compared to the same period in 2020.
Throughput
Total volumes sold and transported for the three months ended June 30, 2021 were 188.8 MMDth, compared to 196.5 MMDth for the same period in 2020. This decrease is primarily attributable to the sale of the Massachusetts Business and the effects of warmer weather during the three months ended June 30, 2021 compared to the same period in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Total volumes sold and transported for the six months ended June 30, 2021 were 523.5 MMDth, compared to 546.9 MMDth for the same period in 2020. This decrease is primarily attributable to the sale of the Massachusetts Business, offset by the effects of colder weather during the six months ended June 30, 2021 compared to the same period in 2020.
Commodity Price Impact
Cost of energy for the Gas Distribution Operations segment is principally comprised of the cost of natural gas used while providing transportation and distribution services to customers. All of our Gas Distribution Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. These are tracked costs that are passed through directly to the customer, and the gas costs included in revenues are matched with the gas cost expense recorded in the period. The difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered gas cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.
Certain Gas Distribution Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions. These programs serve to further reduce our exposure to gas prices.
Columbia of Massachusetts Asset Sale
On October 9, 2020, we completed the sale of our Massachusetts Business. In March 2021, we reached an agreement with Eversource regarding the final purchase price, including net working capital adjustments, which resulted in a pre-tax loss for the three and six months ended June 30, 2021 of zero and $6.9 million, respectively. The total loss on the sale as of June 30, 2021 is $419.3 million based on asset and liability balances as of the close of the transaction on October 9, 2020, transaction costs and the final purchase price. The pre-tax loss is presented as "Loss (gain) on sale of assets, net" on the Condensed Statements of Consolidated Income (Loss) (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three and six months ended June 30, 2021 and 2020 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
Operating Revenues	403.7	$356.4	47.3	806.4	$733.9	$72.5
Operating Expenses
Cost of energy	99.3	69.2	(30.1)	197.1	154.2	(42.9)
Operation and maintenance	127.3	108.0	(19.3)	246.4	228.9	(17.5)
Depreciation and amortization	83.7	80.6	(3.1)	167.1	159.5	(7.6)
Other taxes	13.8	11.7	(2.1)	28.3	25.9	(2.4)
Total Operating Expenses	324.1	269.5	(54.6)	638.9	568.5	(70.4)
Operating Income	$79.6	$86.9	$(7.3)	$167.5	$165.4	$2.1
Revenues
Residential	$131.9	$124.0	$7.9	$261.1	$243.2	$17.9
Commercial	129.9	109.8	20.1	252.8	230.0	22.8
Industrial	119.2	86.5	32.7	242.3	195.6	46.7
Wholesale	3.1	2.8	0.3	6.5	6.0	0.5
Other	19.6	33.3	(13.7)	43.7	59.1	(15.4)
Total	$403.7	$356.4	$47.3	$806.4	$733.9	$72.5
Sales (Gigawatt Hours)
Residential	821.0	834.0	(13.0)	1,625.6	1,589.5	36.1
Commercial	904.2	831.8	72.4	1,772.1	1,710.5	61.6
Industrial	2,150.8	1,467.5	683.3	4,214.1	3,538.6	675.5
Wholesale	12.4	4.9	7.5	44.5	76.3	(31.8)
Other	20.3	21.5	(1.2)	47.6	49.7	(2.1)
Total	3,908.7	3,159.7	749.0	7,703.9	6,964.6	739.3
Cooling Degree Days	318	292	26	318	292	26
Normal Cooling Degree Days	239	239	—	239	239	—
% Warmer than Normal	33%	22%		33%	22%
Electric Customers
Residential				420,347	417,251	3,096
Commercial				57,637	57,236	401
Industrial				2,148	2,164	(16)
Wholesale				719	723	(4)
Other				2	2	—
Total				480,853	477,376	3,477
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

Three and Six Months Ended June 30, 2021 vs. June 30, 2020 Operating Income
For the three months ended June 30, 2021, Electric Operations reported operating income of $79.6 million, a decrease of $7.3 million from the comparable 2020 period. For the six months ended June 30, 2021, Electric Operations reported operating income of $167.5 million, an increase of $2.1 million from the comparable 2020 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Operating revenues for the three months ended June 30, 2021 were $403.7 million, an increase of $47.3 million from the same period in 2020. Operating revenues for the six months ended June 30, 2021 were $806.4 million, an increase of $72.5 million from the same period in 2020.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2021 vs 2020	Six Months Ended June 30, 2021 vs 2020
Increased customer usage, primarily driven by industrial customers	$11.4	$16.2
The effects of warmer weather in 2021 compared to 2020	3.3	4.2
New rates from infrastructure improvement and DSM programs	3.2	6.0
The effects of customer growth	1.1	2.1
Increased fuel handling costs	(4.8)	(6.5)
Other	0.6	2.8
Change in operating revenues (before cost of energy and other tracked items)	$14.8	$24.8
Operating revenues offset in operating expense
Higher cost of energy billed to customers	30.1	42.9
Higher operation and maintenance and depreciation trackers	2.4	4.8
Total change in operating revenues	$47.3	$72.5
Operating expenses were $54.6 million higher for the three months ended June 30, 2021 compared to the same period in 2020. Operating expenses were $70.4 million higher for the six months ended June 30, 2021 compared to the same period in 2020.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2021 vs 2020	Six Months Ended June 30, 2021 vs 2020
Higher generation-related maintenance expense	$(8.5)	$(12.1)
Higher employee and administrative expenses	(8.4)	(4.3)
Higher materials and supplies expenses	(7.9)	(7.6)
Severance and outside services expenses related to the NiSource Next initiative	(3.5)	(5.6)
Increased depreciation primarily due to additional plant placed in service	(1.9)	(5.3)
Decreased operating expenses primarily related to the impact of COVID-19 in 2020	4.3	4.9
Decreased environmental costs	2.3	9.1
Other	1.5	(1.8)
Change in operating expenses (before cost of energy and other tracked items)	$(22.1)	$(22.7)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(30.1)	(42.9)
Higher operation and maintenance and depreciation trackers	(2.4)	(4.8)
Total change in operating expense	$(54.6)	$(70.4)
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
Weather in the Electric Operations’ territories for the three months ended June 30, 2021 was about 33% warmer than normal and about 9% warmer than the same period in 2020, leading to increased operating revenues of $3.3 million for the three months ended June 30, 2021 compared to the same period in 2020.
Weather in the Electric Operations’ territories for the six months ended June 30, 2021 was about 33% warmer than normal and about 9% warmer than the same period in 2020, leading to increased operating revenues of $4.2 million for the six months ended June 30, 2021 compared to the same period in 2020.
Sales
Electric Operations sales for the three months ended June 30, 2021 were 3,908.7 GWh, an increase of 749.0 GWh compared to the same period in 2020. This increase was primarily attributable to decreased usage by industrial and commercial customers during the three months ended June 30, 2020 due to COVID-19.
Electric Operations sales for the six months ended June 30, 2021 were 7,703.9 GWh, an increase of 739.3 GWh compared to the same period in 2020. This increase was primarily attributable to decreased usage by industrial and commercial customers during the three months ended June 30, 2020 due to COVID-19. There was no significant variance during the first three months of 2021 compared to the same period in 2020.
Commodity Price Impact
Cost of energy for the Electric Operations segment is principally comprised of the cost of coal, related handling costs, natural gas purchased for internal generation of electricity at NIPSCO, and the cost of power purchased from third-party generators of electricity. NIPSCO has a state-approved recovery mechanism that provides a means for full recovery of prudently incurred fuel costs. The majority of these fuel costs are passed through directly to the customer, and the fuel costs included in operating revenues are matched with the fuel cost expense recorded in the period. The difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered fuel cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the preferred pathway from its 2018 Integrated Resource Plan, which outlines plans to retire all of its remaining coal-fired generation by 2028, to be replaced by lower-cost, reliable and cleaner options. The plan is expected to be a key element of a 90% reduction in NiSource's greenhouse gas emissions by 2030 compared with 2005 levels, and to save NIPSCO electric customers more than $4 billion over 30 years. We expect to have incremental capital investment requirements of approximately $2.0 billion, primarily in 2022 and 2023. On March 11, 2021, NIPSCO submitted separate Attachment Y Notices for Units 14 and 15 seeking a suspension date of October 1, 2021 for both coal fired units at R.M. Schahfer Generating Station. On May 28, 2021, NIPSCO received approval from MISO to suspend and retire these two units on October 1, 2021. The remaining two units are still scheduled to be retired in 2023. Refer to Note 7, "Property, Plant and Equipment," and Note 16-E, "Other Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.
The current replacement plan primarily includes renewable sources of energy, including wind, solar, and battery storage to be obtained through a combination of NIPSCO ownership and PPAs. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The following table summarizes the executed PPAs and BTAs from our generation transition:

Project Name	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)	Submitted to IURC	IURC Approval	Estimated Construction Completion
Jordan Creek	20 year PPA	Wind	400	—	02/01/2019	6/05/2019	In Service (12/10/2020)
Rosewater(1)	BTA	Wind	100	—	02/01/2019	8/07/2019	In Service (12/29/2020)
Indiana Crossroads(2)	BTA	Wind	300	—	10/22/2019	2/19/2020	Q4 2021
Greensboro	20 year PPA	Solar & Storage	100	30	7/17/2020	1/27/2021	Q4 2022
Brickyard	20 year PPA	Solar	200	—	7/17/2020	1/27/2021	Q4 2022
Cavalry(2)	BTA	Solar & Storage	200	60	11/30/2020	5/5/2021	Q4 2023
Dunn's Bridge I(2)	BTA	Solar	265	—	11/30/2020	5/5/2021	Q4 2022
Dunn's Bridge II(2)	BTA	Solar & Storage	435	75	11/30/2020	5/5/2021	Q4 2023
Green River	20 year PPA	Solar	200	—	12/23/2020	5/5/2021	Q2 2023
Gibson	22 year PPA	Solar	280	—	01/29/2021	6/29/2021	Q2 2023
Fairbanks(2)	BTA	Solar	250	—	03/03/2021	6/29/2021	Q3 2023
Indiana Crossroads(2)	BTA	Solar	200	—	03/19/2021	7/28/2021	Q4 2022
Elliot(2)	BTA	Solar	200	—	03/31/2021	7/28/2021	Q2 2023
Indiana Crossroads II	15 year PPA	Wind	200	—	04/30/2021	Pending	Q4 2023
(1)Refer to Note 14, "Variable Interest Entities," for additional information.
(2)Ownership of the facility will be transferred to joint ventures whose members include NIPSCO and an unrelated tax equity partner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. The commercial paper program and credit facility provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves our desired capital structure. We utilize an ATM equity program that allows us to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. On April 19, 2021, we completed the sale of 8.625 million Equity Units, which provided net proceeds of $835.5 million, after underwriting and issuance costs. We intend to use the net proceeds from the offering for renewable generation investments and general corporate purposes, including additions to working capital and repayment of existing indebtedness.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2021 and beyond.
Greater Lawrence Incident: As discussed in Note 16, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited), due to the inherent uncertainty of litigation, there can be no assurance that the outcome or resolution of any particular claim related to the Greater Lawrence Incident will not continue to have an adverse impact on our cash flows. Through income generated from operating activities, amounts available under the short-term revolving credit facility, and our ability to access capital markets, we believe we have adequate capital available to settle remaining anticipated claims associated with the Greater Lawrence Incident.
Operating Activities
Net cash from operating activities for the six months ended June 30, 2021 was $703.0 million, a decrease of $4.7 million compared to the six months ended June 30, 2020. This decrease was primarily driven by $140.7 million of decreased cash inflows related to the under collection of gas and fuel costs. This was offset by a year over year decrease in net payments related to the Greater Lawrence Incident. During 2021, we paid approximately $11.0 million compared to $162.0 million of payments during the same period in 2020.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2021 was $862.4 million, a decrease of $24.2 million compared to the six months ended June 30, 2020. This decrease was driven by lower capital expenditures associated with the Massachusetts Business in 2020. We project total 2021 capital expenditures to be approximately $1.9 to $2.1 billion.

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
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments currently in rates and those pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio	IRP - 2021	22.2	212.6	1/20-12/20	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe, (3) natural gas risers prone to failure and (4) installation of AMR devices.	May 2021
Columbia of Ohio	CEP - 2021	18.0	177.2	1/20-12/20	Assets not included in the IRP.	September 2021
NIPSCO - Gas	TDSIC 2	1.8	52.3	7/20-12/20	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	July 2021
NIPSCO - Gas(2)	FMCA 6	(2.1)	20.7	10/20-3/21	Project costs to comply with federal mandates.	October 2021
Columbia of Pennsylvania(3)	DSIC - Q4 2020	0.8	25.0	9/20-11/20	Eligible project costs including piping, couplings, gas service lines, excess flow valves, risers, meter bars, meters, and other related capitalized cost, to improve the distribution system.	January 2021
Columbia of Virginia	SAVE - 2021	5.2	46.4	1/21-12/21	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2021
Columbia of Kentucky	SMRP - 2021	2.6	40.0	1/21-12/21	Replacement of mains and inclusion of system safety investments.	May 2021
Columbia of Maryland	STRIDE - 2021	1.3	16.9	1/21-12/21	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2021
NIPSCO - Electric(4)(5)	TDSIC - 8	(2.0)	73.5	8/20-1/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2021
(1)Programs do not include any costs already included in base rates.
(2)Decrease in incremental revenue due to lower O&M expenses as compared to the prior filing.
(3)Effective January 23, 2021, Columbia of Pennsylvania's DSIC rate was set to zero due to the inclusion of the incremental capital and revenue in base rates following the Pennsylvania PUC's Final Order in the 2020 rate case.
(4)Decrease in incremental revenue is due to lower depreciation expense (pre-2018 base rate case vs. post-2018 base rate case).
(5)On April 1, 2021, NIPSCO filed a notice with the IURC that it intended to terminate its current Electric TDSIC plan effective May 31, 2021. NIPSCO filed for a new electric TDSIC plan on June 1, 2021. An order is expected by the end of 2021.
Financing Activities
Common Stock and Preferred Stock. Refer to Note 5, “Equity,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock activity.
Short-term Debt and Sale of Trade Accounts Receivables. Refer to Note 15, “Short-Term Borrowings,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity, including sale of trade accounts receivable.
Equity Unit Sale. Refer to Note 5, “Equity,” in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on equity units activity.
Non-controlling Interest. Refer to Note 14, "Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on contributions from non-controlling interest activity.
Net Available Liquidity. As of June 30, 2021, an aggregate of $2,159.6 million of net liquidity was available, including cash and credit available under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

The following table displays our liquidity position as of June 30, 2021 and December 31, 2020:

(in millions)	June 30, 2021	December 31, 2020
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	246.2	273.3
Less:
Commercial Paper	—	503.0
Letters of Credit Outstanding Under Credit Facility	14.1	15.2
Add:
Cash and Cash Equivalents	77.5	116.5
Net Available Liquidity	$2,159.6	$1,721.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility, which require us to maintain a debt to capitalization ratio that does not exceed 70%. As of June 30, 2021, the ratio was 58.6%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of June 30, 2021.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2021, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $50.3 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2021, 392,328,441 shares of common stock and 1,302,500 shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Other than the purchase contract liability related to our Equity Units, discussed in Note 5, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited), there were no material changes from year-end during the six months ended June 30, 2021.
Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Refer to Note 16, “Other Commitments and Contingencies,” in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on guarantees.

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
While increased efficiency of electric appliances and improvements in home building codes and standards has similarly impacted the average use per electric customer in recent years, NIPSCO expects a future trend with increases in per customer usage driven by increasing electric applications. Further growth is anticipated as electric vehicles become more prevalent. These ongoing changes in use of electricity will likely lead to development of innovative rate designs, and NIPSCO will continue efforts to design rates that increase the certainty of recovery of fixed costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory and Other Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Columbia of Pennsylvania(1)	9.86%	9.86%	$76.8	$63.5	April 24, 2020	Approved February 19, 2021	January 2021
Columbia of Pennsylvania	10.95%	In process	$98.3	In process	March 30, 2021	Order Expected Q4 2021	December 2021
Columbia of Maryland	10.85%	In process	$4.8	In process	May 14, 2021	Order Expected Q4 2021	December 2021
Columbia of Kentucky	10.30%	In process	$26.7	In process	May 28, 2021	Order Expected Q1 2022	January 2022
Columbia of Ohio	10.95%	In process	$221.4	In process	June 30, 2021	Order Expected Q3 2022	July 2022
(1)The 9.86% ROE and the $76.8 million requested incremental revenue stated above reflect compromise positions taken by Columbia of Pennsylvania during the briefing stages of its 2020 base rate case. In its initial filing on April 24, 2020, Columbia of Pennsylvania proposed an ROE of 10.95% and requested incremental revenue of $100.4 million. A Final Order from the Pennsylvania PUC was received on February 19, 2021 for rates effective retroactive to January 23, 2021. On March 8, 2021, the Pennsylvania Office of Consumer Advocate filed a Petition for Reconsideration, seeking to have the Pennsylvania PUC modify its February 19 Final Order. On April 15, 2021, the Pennsylvania PUC issued an Opinion and Order denying the Office of Consumer Advocate’s Petition. Parties have 30 days in which to file an appeal. The OCA did not file a Notice of Appeal by the Commission’s May 17, 2021 due date. CPA began back billing customers for usage from January 23, 2021 at the new rates beginning March 20, 2021.
COVID-19 Regulatory Deferrals
In addition to the cost deferred to a regulatory asset as noted in Note 8, "Regulatory Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited), certain states have permitted us to track lost late and disconnect fee revenues due to the pandemic. While these costs do not qualify as regulatory assets under ASC 980, we will consider seeking recovery of these costs in future regulatory proceedings.
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
In February 2021, the United States rejoined the Paris Agreement, an international treaty through which parties set nationally determined contributions to reduce GHG emissions, build resilience, and adapt to the impacts of climate change. Subsequently, the Biden Administration released a target for the United States to achieve a 50%-52% GHG reduction from 2005 levels by 2030, which supports the President's goals to create a carbon-free power sector by 2035 and net zero emissions economy no later than 2050. There are many pathways to reach these goals. We will carefully monitor all climate-related policy as we continue to actively implement our plans to be coal-free by 2028 and achieve our target of 90% GHG reduction, from 2005 levels, by 2030.
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
Refer to Note 9, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of June 30, 2021 or December 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and now-settled term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $0.2 million and $1.4 million for the three and six months ended June 30, 2021, and $3.4 million and $7.7 million for the three and six months ended June 30, 2020, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 9, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of June 30, 2021 and December 31, 2020.
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
Refer to Note 11, "Goodwill," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgment used in the annual goodwill impairment analysis performed as of May 1, 2021.
Refer to Note 14, "Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgement used in determining how to account for our variable interest entity.
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
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the risk factors set forth in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.
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

NiSource Inc.
(Registrant)

Date:	August 4, 2021	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)