Form 10-Q
period 2021-09-30
NISOURCE INC.
filed 2021-11-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 392,704,679 shares outstanding at October 25, 2021.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019
DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
HLBV	Hypothetical Liquidation at Book Value
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement

DEFINED TERMS
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postretirement Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSC	Public Service Commission
PUC	Public Utilities Commission
RCRA	Resource Conservation and Recovery Act
RFP	Request for proposals
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VIE	Variable Interest Entity
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified, diverse workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the performance of third-party suppliers and service providers; potential cybersecurity attacks; any damage to our reputation;

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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Customer revenues	$918.8	$861.5	$3,377.7	$3,320.1
Other revenues	40.6	41.0	113.3	150.6
Total Operating Revenues	959.4	902.5	3,491.0	3,470.7
Operating Expenses
Cost of energy	208.3	143.1	913.4	793.9
Operation and maintenance	351.1	379.9	1,075.4	1,177.6
Depreciation and amortization	188.9	180.6	560.2	542.4
Loss (gain) on sale of assets, net	(1.1)	35.9	6.9	399.8
Other taxes	65.1	70.2	212.6	224.3
Total Operating Expenses	812.3	809.7	2,768.5	3,138.0
Operating Income	147.1	92.8	722.5	332.7
Other Income (Deductions)
Interest expense, net	(84.4)	(95.2)	(253.5)	(285.1)
Other, net	14.3	8.0	37.2	19.9
Loss on early extinguishment of long-term debt	—	(243.4)	—	(243.4)
Total Other Deductions, Net	(70.1)	(330.6)	(216.3)	(508.6)
Income (Loss) before Income Taxes	77.0	(237.8)	506.2	(175.9)
Income Taxes	14.8	(64.9)	90.6	(73.9)
Net Income (Loss)	62.2	(172.9)	415.6	(102.0)
Net loss attributable to noncontrolling interest	(1.0)	—	(3.4)	—
Net Income (Loss) Attributable to NiSource	63.2	(172.9)	419.0	(102.0)
Preferred dividends	(13.8)	(13.8)	(41.4)	(41.4)
Net Income (Loss) Available to Common Shareholders	49.4	(186.7)	377.6	(143.4)
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$0.13	$(0.49)	$0.96	$(0.37)
Diluted Earnings (Loss) Per Share	$0.12	$(0.49)	$0.91	$(0.37)
Basic Average Common Shares Outstanding	393.2	383.8	392.9	383.5
Diluted Average Common Shares	430.3	383.8	415.8	383.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2021	2020	2021	2020
Net Income (Loss)	$62.2	$(172.9)	$415.6	$(102.0)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale debt securities(1)	(0.8)	1.4	(2.4)	1.7
Net unrealized gain (loss) on cash flow hedges(2)	6.6	26.0	41.4	(104.6)
Unrecognized pension and OPEB benefit(3)	0.4	0.9	0.3	1.9
Total other comprehensive income (loss)	6.2	28.3	39.3	(101.0)
Comprehensive Income (Loss)	$68.4	$(144.6)	$454.9	$(203.0)
(1)Net unrealized gain (loss) on available-for-sale debt securities, net of $0.2 million tax benefit and $0.4 million tax expense in the third quarter of 2021 and 2020, respectively, and $0.6 million tax benefit and $0.5 million tax expense for the nine months ended 2021 and 2020, respectively.
(2)Net unrealized gain (loss) on cash flow hedges, net of $2.2 million and $8.6 million tax expense in the third quarter of 2021 and 2020, respectively, and $13.7 million tax expense and $34.6 million tax benefit for the nine months ended 2021 and 2020, respectively.
(3)Unrecognized pension and OPEB benefit, net of $0.2 million tax expense in the third quarter of 2021 and 2020, and $1.3 million and $0.1 million tax expense for the nine months ended 2021 and 2020, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2021	December 31, 2020
ASSETS
Property, Plant and Equipment
Plant	$25,438.2	$24,179.9
Accumulated depreciation and amortization	(7,917.1)	(7,560.4)
Net Property, Plant and Equipment(1)	17,521.1	16,619.5
Investments and Other Assets
Available-for-sale debt securities (amortized cost of $164.6 and $163.9, allowance for credit losses of $0.2 and $0.5, respectively)	168.9	170.9
Other investments	84.4	81.1
Total Investments and Other Assets	253.3	252.0
Current Assets
Cash and cash equivalents	38.5	116.5
Restricted cash	17.8	9.1
Accounts receivable	555.1	843.6
Allowance for credit losses	(28.3)	(52.3)
Accounts receivable, net	526.8	791.3
Gas inventory	311.1	191.2
Materials and supplies, at average cost	137.1	141.5
Electric production fuel, at average cost	23.2	68.4
Exchange gas receivable	59.1	34.1
Regulatory assets	198.5	135.7
Prepayments and other	159.3	171.6
Total Current Assets(1)	1,471.4	1,659.4
Other Assets
Regulatory assets	1,755.4	1,794.8
Goodwill	1,485.9	1,485.9
Deferred charges and other	291.5	228.9
Total Other Assets(1)	3,532.8	3,509.6
Total Assets	$22,778.6	$22,040.5
(1)Includes $171.6 million and $175.6 million of net property, plant and equipment assets and $5.3 million and $1.7 million of current assets of a consolidated VIE as of September 30, 2021 and December 31, 2020 that may be used only to settle obligations of the consolidated VIE. Refer to Note 12 "Variable Interest Entities" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 392,628,625 and 391,760,051 shares outstanding, respectively	$3.9	$3.9
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 1,302,500 and 440,000 shares outstanding, respectively	1,719.8	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	6,735.3	6,890.1
Retained deficit	(1,746.8)	(1,765.2)
Accumulated other comprehensive loss	(117.4)	(156.7)
Total NiSource Stockholders’ Equity	6,494.9	5,752.2
Noncontrolling interest in consolidated subsidiaries	89.2	85.6
Total Stockholders' Equity	6,584.1	5,837.8
Long-term debt, excluding amounts due within one year	9,188.2	9,219.8
Total Capitalization	15,772.3	15,057.6
Current Liabilities
Current portion of long-term debt	55.7	23.3
Short-term borrowings	380.0	503.0
Accounts payable	487.2	589.0
Dividends payable - common stock	86.4	—
Dividends payable - preferred stock	19.4	—
Customer deposits and credits	232.5	243.3
Taxes accrued	199.6	244.1
Interest accrued	94.1	104.7
Exchange gas payable	73.2	48.5
Regulatory liabilities	173.2	161.3
Accrued compensation and employee benefits	178.4	141.8
Other accruals	266.9	220.4
Total Current Liabilities	2,246.6	2,279.4
Other Liabilities
Deferred income taxes	1,620.8	1,470.6
Accrued liability for postretirement and postemployment benefits	308.8	336.1
Regulatory liabilities	1,874.8	1,904.2
Asset retirement obligations	427.9	477.1
Other noncurrent liabilities	527.4	515.5
Total Other Liabilities	4,759.7	4,703.5
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$22,778.6	$22,040.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2021	2020
Operating Activities
Net Income (Loss)	$415.6	$(102.0)
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities:
Loss on early extinguishment of debt	—	243.4
Depreciation and amortization	560.2	542.4
Deferred income taxes and investment tax credits	89.0	(70.8)
Loss on sale of assets	6.4	399.4
Other adjustments	17.3	14.1
Changes in Assets and Liabilities:
Components of working capital	(154.4)	(148.6)
Regulatory assets/liabilities	54.8	9.9
Other noncurrent liabilities	(49.6)	(29.2)
Net Cash Flows from Operating Activities	939.3	858.6
Investing Activities
Capital expenditures	(1,292.8)	(1,292.2)
Cost of removal	(94.0)	(102.1)
Payment to renewable generation asset developer	(7.4)	—
Other investing activities	—	(5.6)
Net Cash Flows used for Investing Activities	(1,394.2)	(1,399.9)
Financing Activities
Proceeds from issuance of long-term debt	—	2,974.0
Repayments of long-term debt and finance lease obligations	(18.7)	(1,616.4)
Issuance of short-term debt (maturity > 90 days)	—	1,350.0
Repayment of short-term debt (maturity > 90 days)	—	(1,350.0)
Change in short-term borrowings, net (maturity ≤ 90 days)	(123.0)	(385.0)
Issuance of common stock, net of issuance costs	8.8	11.2
Equity costs, premiums and other debt related costs	(9.7)	(246.5)
Contributions from non-controlling interest, net of distributions	7.0	—
Issuance of equity units, net of underwriting costs	839.9	—
Dividends paid - common stock	(258.8)	(241.1)
Dividends paid - preferred stock	(35.7)	(35.7)
Contract liability payment	(24.2)	—
Net Cash Flows from Financing Activities	385.6	460.5
Change in cash, cash equivalents and restricted cash	(69.3)	(80.8)
Cash, cash equivalents and restricted cash at beginning of period	125.6	148.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$56.3	$67.6

Supplemental Disclosures of Cash Flow Information

Nine Months Ended September 30, (in millions)	2021	2020
Non-cash transactions:
Capital expenditures included in current liabilities	$217.0	$159.6
Dividends declared but not paid	105.8	99.9
Purchase contract liability, net of fees and payments(1)	145.4	—
Assets recorded for asset retirement obligations	—	70.3
Obligation to developer at formation of joint venture	$6.0	$—
(1)Refer to Note 5, "Equity," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of July 1, 2021	$3.9	$1,718.8	$(99.9)	$6,728.0	$(1,704.1)	$(123.6)	$90.4	$6,613.5
Comprehensive Income:
Net income (loss)	—	—	—	—	63.2	—	(1.0)	62.2
Other comprehensive income, net of tax	—	—	—	—	—	6.2	—	6.2
Dividends:
Common stock ($0.22 per share)	—	—	—	—	(86.5)	—	—	(86.5)
Preferred stock (See Note 5)	—	—	—	—	(19.4)	—	—	(19.4)
Distribution to noncontrolling interest	—	—	—	—	—	—	(0.2)	(0.2)
Stock issuances:
Equity Units	—	1.0	—	—	—	—	—	1.0
Employee stock purchase plan	—	—	—	1.2	—	—	—	1.2
Long-term incentive plan	—	—	—	4.0	—	—	—	4.0
401(k) and profit sharing	—	—	—	2.5	—	—	—	2.5
ATM program	—	—	—	(0.4)	—	—	—	(0.4)
Balance as of September 30, 2021	$3.9	$1,719.8	$(99.9)	$6,735.3	$(1,746.8)	$(117.4)	$89.2	$6,584.1
(1)Series A, Series B, and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2021	$3.9	$880.0	$(99.9)	$6,890.1	$(1,765.2)	$(156.7)	$85.6	$5,837.8
Comprehensive Income:
Net income (loss)	—	—	—	—	419.0	—	(3.4)	415.6
Other comprehensive income, net of tax	—	—	—	—	—	39.3	—	39.3
Dividends:
Common stock ($0.88 per share)	—	—	—	—	(345.5)	—	—	(345.5)
Preferred stock (See Note 5)	—	—	—	—	(55.1)	—	—	(55.1)
Contribution from noncontrolling interest, net of distributions	—	—	—	—	—	—	7.0	7.0
Stock issuances:
Equity Units	—	839.8	—	(173.3)	—	—	—	666.5
Employee stock purchase plan	—	—	—	3.7	—	—	—	3.7
Long-term incentive plan	—	—	—	8.3	—	—	—	8.3
401(k) and profit sharing	—	—	—	7.2	—	—	—	7.2
ATM program	—	—	—	(0.7)	—	—	—	(0.7)
Balance as of September 30, 2021	$3.9	$1,719.8	$(99.9)	$6,735.3	$(1,746.8)	$(117.4)	$89.2	$6,584.1
(1)Series A, Series B, and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M, respectively. See Note 5, "Equity" for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of July 1, 2020	$3.8	$880.0	$(99.9)	$6,676.5	$(1,576.7)	$(221.9)	$—	$5,661.8
Comprehensive Loss:
Net loss	—	—	—	—	(172.9)	—	—	(172.9)
Other comprehensive income, net of tax	—	—	—	—	—	28.3	—	28.3
Dividends:
Common stock ($0.21 per share)	—	—	—	—	(80.6)	—	—	(80.6)
Preferred stock (See Note 5)	—	—	—	—	(19.4)	—	—	(19.4)
Stock issuances:
Employee stock purchase plan	—	—	—	1.5	—	—	—	1.5
Long-term incentive plan	—	—	—	3.2	—	—	—	3.2
401(k) and profit sharing	—	—	—	3.0	—	—	—	3.0
Balance as of September 30, 2020	$3.8	$880.0	$(99.9)	$6,684.2	$(1,849.6)	$(193.6)	$—	$5,424.9
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2020	$3.8	$880.0	$(99.9)	$6,666.2	$(1,370.8)	$(92.6)	$—	$5,986.7
Comprehensive Loss:
Net loss	—	—	—	—	(102.0)	—	—	(102.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(101.0)	—	(101.0)
Dividends:
Common stock ($0.84 per share)	—	—	—	—	(321.7)	—	—	(321.7)
Preferred stock (See Note 5)	—	—	—	—	(55.1)	—	—	(55.1)
Stock issuances:
Employee stock purchase plan	—	—	—	4.2	—	—	—	4.2
Long-term incentive plan	—	—	—	3.1	—	—	—	3.1
401(k) and profit sharing	—	—	—	10.7	—	—	—	10.7
Balance as of September 30, 2020	$3.8	$880.0	$(99.9)	$6,684.2	$(1,849.6)	$(193.6)	$—	$5,424.9
(1)Series A and Series B shares have an aggregate liquidation preference of $400M and $500M, respectively. See Note 5, "Equity" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2021	1,303	396,292	(3,963)	392,329
Issued:
Employee stock purchase plan	—	52	—	52
Long-term incentive plan	—	151	—	151
401(k) and profit sharing	—	97	—	97
Balance as of September 30, 2021	1,303	396,592	(3,963)	392,629

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2021	440	395,723	(3,963)	391,760
Issued:
Equity Units	863	—	—	—
Employee stock purchase plan	—	158	—	158
Long-term incentive plan	—	414	—	414
401(k) and profit sharing	—	297	—	297
Balance as of September 30, 2021	1,303	396,592	(3,963)	392,629

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2020	440	386,880	(3,963)	382,917
Issued:
Employee stock purchase plan	—	65	—	65
Long-term incentive plan	—	2	—	2
401(k) and profit sharing	—	130	—	130
Balance as of September 30, 2020	440	387,077	(3,963)	383,114

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2020	440	386,099	(3,963)	382,136
Issued:
Employee stock purchase plan	—	171	—	171
Long-term incentive plan	—	381	—	381
401(k) and profit sharing	—	426	—	426
Balance as of September 30, 2020	440	387,077	(3,963)	383,114
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements are effective upon issuance on March 12, 2020, and will apply through December 31, 2022. We have evaluated the temporary expedients and options available under this guidance and identified the financial instruments to which the expedients could be applied, if deemed necessary. As of September 30, 2021, we have not applied any expedients and options available under this ASU.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically, the ASU "simplifies accounting for convertible instruments by removing major separation models required under current GAAP." In addition, the ASU "removes certain settlement conditions that are required for equity contracts to qualify for it" and "simplifies the diluted earnings per share (EPS) calculations in certain areas." This pronouncement is effective for the annual period beginning after December 15, 2021, and interim periods within those fiscal years. This accounting pronouncement will impact the denominator in the calculation of diluted EPS for our Equity Units. Beginning Q1 2022, we will be required to assume share settlement of the remaining purchase contract liability balance when applying the if-converted method. Moreover, we will also be required to utilize the average share price for the period instead of the end of period price. We will adopt this ASU on its effective date.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This pronouncement simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in ASC 740, income taxes. It also improves consistency of application for other areas of the guidance by clarifying and amending existing guidance. We adopted the amendments of this pronouncement as of January 1, 2021 with no material impact to the Condensed Consolidated Financial Statements (unaudited).
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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (Loss) (unaudited) for the three and nine months ended September 30, 2021 and September 30, 2020:

Three Months Ended September 30, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$304.3	$178.7	$—	$483.0
Commercial	99.2	151.6	—	250.8
Industrial	41.0	125.7	—	166.7
Off-system	14.5	—	—	14.5
Miscellaneous	4.6	(1.0)	0.2	3.8
Total Customer Revenues	$463.6	$455.0	$0.2	$918.8
Other Revenues	8.7	23.9	8.0	40.6
Total Operating Revenues	$472.3	$478.9	$8.2	$959.4
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Three Months Ended September 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$306.9	$164.8	$—	$471.7
Commercial	91.8	132.3	—	224.1
Industrial	42.8	102.7	—	145.5
Off-system	6.0	—	—	6.0
Miscellaneous	6.8	7.2	0.2	14.2
Total Customer Revenues	$454.3	$407.0	$0.2	$861.5
Other Revenues	15.8	25.2	—	41.0
Total Operating Revenues	$470.1	$432.2	$0.2	$902.5
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended September 30, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$1,456.5	$439.8	$—	$1,896.3
Commercial	496.0	404.4	—	900.4
Industrial	142.9	367.7	—	510.6
Off-system	46.0	—	—	46.0
Miscellaneous	19.2	4.6	0.6	24.4
Total Customer Revenues	$2,160.6	$1,216.5	$0.6	$3,377.7
Other Revenues	21.8	68.4	23.1	113.3
Total Operating Revenues	$2,182.4	$1,284.9	$23.7	$3,491.0
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Nine Months Ended September 30, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,518.1	$411.5	$—	$1,929.6
Commercial	483.9	365.4	—	849.3
Industrial	165.6	301.1	—	466.7
Off-system	32.7	—	—	32.7
Miscellaneous	24.6	16.6	0.6	41.8
Total Customer Revenues	$2,224.9	$1,094.6	$0.6	$3,320.1
Other Revenues	79.5	71.1	—	150.6
Total Operating Revenues	$2,304.4	$1,165.7	$0.6	$3,470.7
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the nine months ended September 30, 2021 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2020	$400.0	$327.2
Balance as of September 30, 2021	272.7	204.5
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Allowance for Credit Losses. To evaluate for expected credit losses, customer account receivables are pooled based on similar risk characteristics, such as customer type, geography, payment terms, and related macro-economic risks. Expected credit losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. Internal and external inputs are used in our credit model including, but not limited to, energy consumption trends, revenue projections, actual charge-offs data, recoveries data, shut-offs, and final bill data. We continuously evaluate available information relevant to assessing collectability of current and future receivables. We evaluate creditworthiness of specific customers periodically or following changes in facts and circumstances. When we become aware of a specific commercial or industrial customer's inability to pay, an allowance for expected credit losses is recorded for the relevant amount. We also monitor other circumstances that could affect our overall expected credit losses including, but not limited to, creditworthiness of overall population in service territories, adverse conditions impacting an industry sector, and current economic conditions.
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of September 30, 2021 and December 31, 2020 are presented in the table below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2021	$41.8	$9.7	$0.8	$52.3
Current period provisions	7.7	(0.6)	—	7.1
Write-offs charged against allowance	(34.7)	(6.2)	—	(40.9)
Recoveries of amounts previously written off	9.4	0.4	—	9.8
Balance as of September 30, 2021	$24.2	$3.3	$0.8	$28.3

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2020	$9.1	$3.1	$0.8	$13.0
Current period provisions	45.3	9.3	—	54.6
Write-offs charged against allowance	(26.7)	(3.0)	—	(29.7)
Recoveries of amounts previously written off	14.1	0.3	—	14.4
Balance as of December 31, 2020	$41.8	$9.7	$0.8	$52.3
In connection with the COVID-19 pandemic, certain state regulatory commissions instituted regulatory moratoriums that impacted our ability to pursue our standard credit risk mitigation practices. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently recovered in rates. At the balance sheet date, in addition to our evaluation of the allowance for credit losses discussed above, we considered benefits available under governmental COVID-19 relief programs, the impact of unemployment benefits initiatives, and flexible payment plans being offered to customers affected by or experiencing hardship as a result of the pandemic, which could help to mitigate the potential for increasing customer account delinquencies. We also considered the on-time bill payment promotion and robust customer marketing strategy for energy assistance programs that we have implemented. Based upon this evaluation, we have concluded that the allowance for credit losses as of September 30, 2021 adequately reflected the collection risk and net realizable value for our receivables. We have now resumed our common credit mitigation practices in all jurisdictions as all moratoriums have expired (see Note 7, "Regulatory Matters," for additional information on regulatory moratoriums and regulatory assets).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the effects of the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the three and nine months ended September 30, 2021 using the if-converted method under US GAAP. This method assumes conversion at the beginning of the reporting period, or at time of issuance, if later. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the stock price falls below the initial reference price of $24.51, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 5, "Equity." Conversely, if the stock price is above the initial reference price of $24.51, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in 2021, net of tax, related to the purchase contracts.
The Series C Mandatory Convertible Preferred Stock included within the Equity Units represent contingently convertible securities as the conversion is contingent on a successful remarketing as described in Note 5, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of September 30, 2021, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the three and nine months ended September 30, 2021.
Diluted EPS also includes the incremental effects of the various long-term incentive compensation plans and the open ATM forward agreements during the period under the treasury stock method when the impact would be dilutive. Refer to Note 5, "Equity," for more information on our ATM forward agreements.
For the three and nine months ended September 30, 2020, we had a net loss on the Condensed Statements of Consolidated Income (Loss) (unaudited) during the period, and any potentially dilutive shares would have had an anti-dilutive impact on EPS. The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net Income (Loss) Available to Common Shareholders - Basic	$49.4	$(186.7)	$377.6	$(143.4)
Dilutive effect of Equity Units	0.6	—	1.0	—
Net Income (Loss) Available to Common Shareholders - Diluted	$50.0	$(186.7)	$378.6	$(143.4)
Denominator:
Average common shares outstanding - Basic	393.2	383.8	392.9	383.5
Dilutive potential common shares:
Equity Units	35.2	—	21.3	—
Shares contingently issuable under employee stock plans	0.9	—	0.7	—
Shares restricted under employee stock plans	0.3	—	0.3	—
Forward Agreements	0.7	—	0.6	—
Average Common Shares - Diluted	430.3	383.8	415.8	383.5
Earnings per common share:
Basic	$0.13	$(0.49)	$0.96	$(0.37)
Diluted	$0.12	$(0.49)	$0.91	$(0.37)

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5.    Equity
ATM Program and Forward Sale Agreements. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock.
On February 23, 2021, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From February 24, 2021 to March 17, 2021, the forward purchaser under our forward sale agreement borrowed 6,672,740 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $22.48 per share. We may settle the forward sale agreement in shares, cash, or net shares by December 15, 2021. Had we settled all the shares under the forward sale agreement at September 30, 2021, we would have received approximately $145.0 million, based on a net price of $21.73 per share.
On June 1, 2021, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From June 1, 2021 to June 11, 2021, the forward purchaser under our forward sale agreement borrowed 5,852,475 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.63 per share. We may settle the forward sale agreement in shares, cash, or net shares by December 15, 2021. Had we settled all the shares under the forward sale agreement at September 30, 2021, we would have received approximately $146.9 million, based on a net price of $25.10 per share.
On August 9, 2021, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From August 9, 2021 to September 1, 2021, the forward purchaser under our forward sale agreement borrowed 5,941,598 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.25 per share. We may settle the forward sale agreement in shares, cash, or net shares by December 15, 2022. Had we settled all the shares under the forward sale agreement at September 30, 2021, we would have received approximately $148.4 million, based on a net price of $24.97 per share.
As of September 30, 2021, the ATM program (including the impacts of the forward sale agreements discussed above) had approximately $300.0 million of equity available for issuance. The program expires on December 31, 2023.
Preferred Stock. As of September 30, 2021, we had 20,000,000 shares of preferred stock authorized for issuance, of which 1,302,500 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
			2021	2020	2021	2020	2021	2020
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share				Outstanding
5.650% Series A	$1,000.00	400,000	28.25	28.25	56.50	56.50	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	406.25	406.25	1,625.00	1,625.00	$486.1	$486.1
Series C(1)	$1,000.00	862,500	—	—	—	—	$839.8	$—
(1)The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends.

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of September 30, 2021. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
As of September 30, 2021 and 2020, Series A Preferred Stock had $6.7 million of cumulative preferred dividends in arrears, or $16.63 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Equity Units. On April 19, 2021, we completed the sale of 8.625 million Equity Units, initially consisting of Corporate Units, each with a stated amount of $100. The offering generated net proceeds of $835.5 million, after underwriting and issuance expenses. Each Corporate Unit consists of a forward contract to purchase shares of our common stock in the future and a 1/10th, or 10%, undivided beneficial ownership interest in one share of Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share.
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
We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to additional-paid-in-capital. The current portion of this liability is included in "Other accruals," and the noncurrent portion is included in "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets (unaudited). Purchase contract payments are recorded against this liability. Accretion of the stock purchase contract liability is recorded as interest expense. Refer to Note 4, "Earnings Per Share," for additional information regarding our application of diluted EPS to the purchase contracts and the Series C Mandatory Convertible Preferred Stock. Under the terms of the Equity Units, assuming no anti-dilution or other adjustments, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million.
Selected information about the Equity Units is presented below:

(in millions except contract rate)	Issuance Date	Units Issued	Total Net Proceeds(1)	Purchase Contract Annual Rate	Purchase Contract Liability(2)
Equity Units	April 19, 2021	8.625	$835.5	7.75%	$168.8
(1)Issuance costs of $27.0 million were recorded on a relative fair value basis as a reduction to preferred stock of $22.5 million and a reduction to the purchase contract liability of $4.5 million.
(2)Cash payments of $16.7 million and $24.5 million were made during the three and nine months ended September 30, 2021. The purchase contract liability was $145.4 million at September 30, 2021.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Property, Plant and Equipment
In 2020, MISO approved NIPSCO's plan to retire the R.M. Schahfer Generating Station Units 14, 15, 17 and 18 in 2023. The December 2019 NIPSCO electric rate case order included approval to create a regulatory asset upon the retirement of the R.M. Schahfer Generating Station. The order allows for the recovery of, and on, the net book value of the station by the end of 2032. On March 11, 2021, NIPSCO submitted separate Attachment Y Notices for Units 14 and 15 seeking a suspension date of October 1, 2021 for both coal fired units at R.M. Schahfer Generating Station. On May 28, 2021, NIPSCO received approval from MISO to suspend and retire these two units on October 1, 2021. The remaining two units are still scheduled to be retired in 2023.
In connection with MISO's approvals of NIPSCO's planned retirement of the R.M. Schahfer Generating Station, we recorded plant retirement-related charges of zero and $4.6 million for the three and nine months ended September 30, 2020, respectively, comprised of write downs of certain capital projects that have been cancelled and materials and supplies inventory balances deemed obsolete due to the planned retirement. As a result of the accelerated retirements of Units 14 and 15, we recorded severance charges and wrote down additional obsolete inventory. These charges totaled $3.6 million and $12.2 million for the three and nine months ended September 30, 2021, respectively. These charges are presented within "Operation and maintenance" on the Condensed Statements of Consolidated Income (Loss). At retirement, the net book value of each retired unit will be reclassified from "Net Property, Plant and Equipment," to current and long-term ''Regulatory Assets.'' The total net book value of R.M. Schahfer Generating Station's four coal units and other associated plant estimated to be retired was $831.8 million at September 30, 2021. Refer to Note 19, "Subsequent Event," for additional information.
On April 28, 2021, in response to a Motion filed by certain parties in NIPSCO's quarterly FAC proceeding, the IURC created a sub-docket proceeding in order to receive additional information related to the retirements of Units 14 and 15 on October 1, 2021 and any resulting cost impacts to customers.
7.    Regulatory Matters
COVID-19 Regulatory Filings
In response to COVID-19, we received approvals or directives from the regulatory commissions in the states in which we operate. The ongoing impacts of these approvals or directives are described in the table below:

Jurisdiction	Moratorium in Place?	Regulatory Asset balance as of September 30, 2021 (in millions)	Regulatory Asset balance as of December 31, 2020 (in millions)	Deferred COVID-19 Costs
Columbia of Ohio	No	$2.1	$2.0	Incremental operation and maintenance expenses
NIPSCO	No	$2.2	$9.2	Incremental bad debt expense and the costs to implement the requirements of the COVID-19 related order
Columbia of Pennsylvania	No	$6.5	$5.4	Incremental bad debt expense incurred from March 13, 2020 through December 31, 2021, above levels currently in rates
Columbia of Virginia	No	$1.4	$—	Incremental incurred costs (including incremental bad debt expense), subject to an earnings test review
Columbia of Maryland	No	$0.9	$0.7
Incremental costs (including incremental bad debt expense) incurred to ensure that customers have essential utility service during the state of emergency in Maryland. Such incremental costs must be offset by any benefit received in connection with the pandemic

The Pennsylvania PUC adopted an order on March 11, 2021, and subsequently reaffirmed their stance in a June 23, 2021 order, which lifted its prior pandemic-related moratorium on service terminations for non-payments of utility bills beginning April 1, 2021. Pursuant to that order, Pennsylvania utilities are required to offer payment plans on billing arrearages, with the length of such payment plans depending on a customer's income level. Pursuant to a subsequent order, Pennsylvania utilities were no longer required to offer these extended pandemic-related payment arrangements to customers in arrears as of October 1, 2021.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
For Columbia of Virginia, the moratorium on non-residential disconnections ended on October 6, 2020, and the moratorium on residential disconnections and late payment fees ended on August 30, 2021. Legislative and regulatory requirements extending COVID-19 payment plans between 6 and 24 months remain in place.
In conjunction with the order issued by the PSC of Maryland on June 15, 2021, all termination moratoriums will be lifted the later of November 1, 2021 or 30 days after the Maryland Relief Act funds have been applied to customer accounts. Columbia of Maryland received approximately $0.8 million of assistance that were applied to customer accounts in August 2021 in accordance with the terms of the order. As such, all termination moratoriums were lifted and normal collections procedures resumed on November 1, 2021.
Unless otherwise noted above, all other pandemic-related regulatory actions have expired or been lifted.
8.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations, namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

(in millions)	September 30, 2021	December 31, 2020
Risk Management Assets - Current(1)
Interest rate risk programs	$—	$—
Commodity price risk programs	27.9	10.4
Total	$27.9	$10.4
Risk Management Assets - Noncurrent(2)
Interest rate risk programs	$—	$—
Commodity price risk programs	18.8	2.8
Total	$18.8	$2.8
Risk Management Liabilities - Current(3)
Interest rate risk programs	$46.6	$70.9
Commodity price risk programs	0.4	7.3
Total	$47.0	$78.2
Risk Management Liabilities - Noncurrent(4)
Interest rate risk programs	$68.8	$99.5
Commodity price risk programs	6.9	45.1
Total	$75.7	$144.6
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
Interest Rate Risk Management
As of September 30, 2021, we have two forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate during the periods from the effective dates of the swaps to the anticipated dates of forecasted debt issuances, which are expected to take place between 2022 and 2024. These interest rate swaps are designated as cash flow hedges. The gains and losses related to these swaps are recorded to AOCI and will be recognized in "Interest expense, net" concurrently with the recognition of interest expense on the associated debt, once issued. If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (Loss) (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at September 30, 2021 and December 31, 2020.
Our derivative instruments measured at fair value as of September 30, 2021 and December 31, 2020 do not contain any credit-risk-related contingent features.
9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

Recurring Fair Value Measurements September 30, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2021
Assets
Risk management assets	$—	$46.7	$—	$46.7
Available-for-sale debt securities	—	168.9	—	168.9
Total	$—	$215.6	$—	$215.6
Liabilities
Risk management liabilities	$—	$122.7	$—	$122.7
Total	$—	$122.7	$—	$122.7

Recurring Fair Value Measurements December 31, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets
Risk management assets	$—	$13.2	$—	$13.2
Available-for-sale debt securities	—	170.9	—	170.9
Total	$—	$184.1	$—	$184.1
Liabilities
Risk management liabilities	$—	$222.8	$—	$222.8
Total	$—	$222.8	$—	$222.8

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements which reduce exposures. As of September 30, 2021 and December 31, 2020, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
Credit risk is considered in the fair value calculation of each of our forward-starting interest rate swaps, as described in Note 8, "Risk Management Activities." As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and we can settle the contracts at any time.
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
At each reporting date, we quantitatively and qualitatively assess available-for-sale debt securities for impairment. For securities in a loss position that we intend to hold, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If the credit losses in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion is charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities are recognized immediately in earnings. As of September 30, 2021 and December 31, 2020, we recorded $0.2 million and $0.5 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at September 30, 2021 and December 31, 2020 were:

September 30, 2021 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$45.7	$0.2	$(0.2)	$—	$45.7
Corporate/Other debt securities	118.9	5.0	(0.5)	(0.2)	123.2
Total	$164.6	$5.2	$(0.7)	$(0.2)	$168.9

December 31, 2020 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$33.7	$0.3	$—	$—	$34.0
Corporate/Other debt securities	130.2	7.7	(0.5)	(0.5)	136.9
Total	$163.9	$8.0	$(0.5)	$(0.5)	$170.9
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $28.4 million and $25.8 million, respectively, at September 30, 2021.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is zero and $13.2 million, respectively, at December 31, 2020.
Realized gains and losses on available-for-sale securities were immaterial for the three and nine months ended September 30, 2021 and 2020.
The cost of maturities sold is based upon specific identification. At September 30, 2021, approximately $12.6 million of U.S. Treasury debt securities and approximately $1.4 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.
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
Purchase Contract Liability. At April 19, 2021, we recorded the purchase contract liability at fair value using a discounted cash flow method and observable, market-corroborated inputs. This value is a reasonable estimate of fair value at September 30, 2021, and has been categorized within Level 2 of the fair value hierarchy. Refer to Note 5, ''Equity'' for additional information.
Long-term Debt. Our long-term borrowings are recorded at historical amounts. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
classified within Level 2 of the fair value hierarchy. As of September 30, 2021, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2021	Estimated Fair Value as of September 30, 2021	Carrying Amount as of Dec. 31, 2020	Estimated Fair Value as of Dec. 31, 2020
Long-term debt (including current portion)	$9,243.9	$10,558.1	$9,243.1	$11,034.2
10.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2021 and 2020, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2021 and 2020 were 19.2% and 27.3%, respectively. The effective tax rates for the nine months ended September 30, 2021 and 2020 were 17.9% and 42.0%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
The decrease in the three month effective tax rate of 8.1% in 2021 compared to 2020 is primarily attributed to discrete items in 2020 related to the pre-tax book loss recorded for the classification as held for sale of the Massachusetts Business and loss on early extinguishment of long-term debt tax effected at statutory tax rates.

The decrease in the nine month effective tax rate of 24.1% in 2021 compared to 2020 is primarily attributed to discrete items in 2020 related to the pre-tax book loss recorded for the classification as held for sale of the Massachusetts Business and loss on early extinguishment of long-term debt tax effected at statutory tax rates.

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
For the nine months ended September 30, 2021, we contributed $3.3 million to our pension plans and $15.0 million to our OPEB plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans’ actuarially determined net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020:

	Pension Benefits		OPEB
Three Months Ended September 30, (in millions)	2021	2020	2021	2020
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$7.5	$8.1	$1.5	$1.7
Interest cost	7.9	13.1	2.5	3.8
Expected return on assets	(25.2)	(28.3)	(3.8)	(3.6)
Amortization of prior service credit	—	0.2	(0.6)	(0.4)
Recognized actuarial loss	5.5	8.6	1.2	1.2
Settlement loss	2.9	8.0	—	—
Total Net Periodic Benefit (Income) Cost	$(1.4)	$9.7	$0.8	$2.7
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (Loss) (unaudited).

	Pension Benefits		OPEB
Nine Months Ended September 30, (in millions)	2021	2020	2021	2020
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$22.6	$24.1	$4.5	$4.9
Interest cost	23.5	40.1	7.5	11.6
Expected return on assets	(76.3)	(85.1)	(11.4)	(10.8)
Amortization of prior service credit	—	0.6	(1.8)	(1.4)
Recognized actuarial loss	16.3	26.0	3.6	3.8
Settlement loss	9.5	8.0	—	—
Total Net Periodic Benefit (Income) Cost	$(4.4)	$13.7	$2.4	$8.1
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
During the second and third quarters of 2021, the requirements for settlement accounting were also met, resulting in settlement charges of $3.3 million and $2.9 million recorded for the three months ended June 30, 2021 and September 30, 2021, respectively.
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
We control decisions that are significant to Rosewater's ongoing operations and economic results. Therefore, we have concluded that we are the primary beneficiary of Rosewater and have consolidated Rosewater.
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
At September 30, 2021 and December 31, 2020, $168.0 million and $156.4 million, respectively, in net assets (as detailed in the table below) related to Rosewater and the non-controlling interest attributable to the unrelated tax equity partner of $89.2 million and $85.6 million, respectively, were included in the Condensed Consolidated Balance Sheets (unaudited). Amounts allocated to the tax equity partner were $1.0 million and zero for the three months ended September 30, 2021 and 2020, respectively, and $3.4 million and zero for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in "Net loss attributable to non-controlling interest" on the Condensed Statements of Consolidated Income (Loss) (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with Rosewater:

(in millions)	September 30, 2021	December 31, 2020
Net Property, Plant and Equipment	$171.6	$175.6
Current assets	5.3	1.7
Total assets(1)	$176.9	$177.3
Current liabilities	$3.1	$15.3
Asset retirement obligations	5.7	5.5
Other noncurrent liabilities	0.1	0.1
Total liabilities	$8.9	$20.9
(1)The assets of Rosewater represent assets of a consolidated VIE that can be used only to settle obligations of the consolidated VIE.
13.    Long-Term Debt
In conjunction with debt retired in August and September 2020, we recorded a $231.7 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums.
In conjunction with debt retired in September 2020, Columbia of Massachusetts recorded an $11.7 million loss on early extinguishment of long-term debt, primarily attributable to early redemption premiums.
14.    Short-Term Borrowings
We generate short-term borrowings through several sources, described in further detail below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. We had no outstanding borrowings under this facility as of September 30, 2021 and December 31, 2020.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had $380.0 million and $503.0 million of commercial paper outstanding with weighted-average interest rates of 0.17% and 0.27% as of September 30, 2021 and December 31, 2020, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they may transfer their customer accounts receivables to third-party financial institutions through wholly owned and consolidated special purpose entities. The three agreements expire between May 2022 and October 2022 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of September 30, 2021, the maximum amount of debt that could be recognized related to our accounts receivable programs is $205.0 million.
We had no short-term borrowings related to the securitization transactions as of September 30, 2021 and December 31, 2020.
For the nine months ended September 30, 2021 and 2020, zero and $122.0 million, respectively, were recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $0.3 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $2.1 million for the nine months

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
ended September 30, 2021 and 2020, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of September 30, 2021 and December 31, 2020, we had issued stand-by letters of credit of $14.1 million and $15.2 million, respectively.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At September 30, 2021, our guarantees for multiple BTAs totaled $574.4 million. In October 2021, the amount of the guarantees increased to $774.4 million in accordance with the Fairbanks BTA. The amount of each guaranty will fluctuate upon the completion of the various steps outlined in each BTA. See ''- E. Other Matters - Generation Transition,'' below for more information.
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
U.S. Department of Justice Investigation. On February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney’s Office to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident. Columbia of Massachusetts agreed to plead guilty in the United States District Court for the District of Massachusetts (the ''Court'') to violating the Natural Gas Pipeline Safety Act (the ''Plea Agreement''), and the Company entered into a Deferred Prosecution Agreement (the ''DPA'').
On March 9, 2020, Columbia of Massachusetts entered its guilty plea pursuant to the Plea Agreement. The Court sentenced Columbia of Massachusetts on June 23, 2020, in accordance with the terms of the Plea Agreement (as modified). On June 23, 2021, the Court terminated Columbia of Massachusetts' period of probation under the Plea Agreement, which marked the completion of all terms of the Plea Agreement.

Under the DPA, the U.S. Attorney’s Office agreed to defer prosecution of the Company in connection with the Greater Lawrence Incident for a three-year period (which three-year period may be extended for twelve (12) months upon the U.S. Attorney’s Office’s determination of a breach of the DPA) subject to certain obligations of the Company, including, but not limited to, the Company's agreement, as to each of the Company’s subsidiaries involved in the distribution of gas through pipeline facilities in Massachusetts, Indiana, Ohio, Pennsylvania, Maryland, Kentucky and Virginia, to implement and adhere to each of the recommendations from the NTSB stemming from the Greater Lawrence Incident. Pursuant to the DPA, if the Company complies with all of its obligations under the DPA, the U.S. Attorney’s Office will not file any criminal charges against the Company related to the Greater Lawrence Incident.
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
Following the dismissal of the federal court action, on April 29, 2021, the same plaintiff filed a shareholder derivative lawsuit in the Delaware Court of Chancery against certain of our current and former directors. The new complaint alleged a single count for breach of fiduciary duty, and no longer alleged disclosure violations or breaches of federal securities laws. The complaint related to substantially the same matters as those alleged in the dismissed federal derivative complaint. The remedies sought included damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of compensation by the individual defendants. On May 19, 2021, the defendants filed a motion to dismiss the lawsuit, and on July 2, 2021, they filed their opening brief in support of the motion. On August 26, 2021, rather than respond to the defendants’ motion to dismiss and opening brief, the plaintiff filed an amended complaint. Like the original complaint in the Delaware Court of Chancery, the amended complaint alleges a single count for breach of fiduciary duty, based on substantially similar allegations, and seeks substantially similar remedies. On September 10, 2021, the defendants filed a motion to dismiss. On October 13, 2021, the defendants filed their opening brief in support of the motion. The plaintiff's opposition to the motion is due on December 3, 2021, and the defendants' reply brief is due on January 10, 2022. Because of the preliminary nature of this lawsuit, we are not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.
Other Claims and Proceedings. We are also party to certain other claims, regulatory and legal proceedings arising in the ordinary course of business in each state in which we have operations, none of which we believe to be individually material at this time.
Due to the inherent uncertainty of litigation, there can be no assurance that the outcome or resolution of any particular claim, proceeding or investigation would not have a material adverse effect on our results of operations, financial position or liquidity. Certain matters in connection with the Greater Lawrence Incident, for example, have had or may have a material impact as described above. If one or more other matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods that we would be required to pay such liability.
C. Other Greater Lawrence Incident Matters. In connection with the Greater Lawrence Incident, Columbia of Massachusetts, in cooperation with the Massachusetts Governor’s office, replaced the entire affected pipeline system. We invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. On October 27, 2021, NiSource and the property insurer filed cross motions for summary judgment, each asking the court to determine whether there was coverage under the policy. We do not expect these motions to

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
be fully briefed and ruled upon until at least the first quarter of 2022. We are currently unable to predict the timing or amount of any insurance recovery under the property policy.
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
As of September 30, 2021 and December 31, 2020, we had recorded a liability of $92.3 million and $92.6 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
CERCLA. Our subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA and similar state laws. Under CERCLA, each potentially responsible party can be held jointly, severally and strictly liable for the remediation costs as the EPA, or state, can allow the parties to pay for remedial action or perform remedial action themselves and request reimbursement from the potentially responsible parties. Our affiliates have retained CERCLA environmental liabilities, including remediation liabilities, associated with certain current and former operations. At this time, NIPSCO cannot estimate the full cost of remediating properties that have not yet been investigated, but it is possible that the future costs could be material to the Condensed Consolidated Financial Statements (unaudited).
MGP. We maintain a program to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 54 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2021. Our total estimated liability related to the facilities subject to remediation was $86.3 million and $85.0 million at September 30, 2021 and December 31, 2020, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. We believe that it is reasonably possible that remediation costs could vary by as much as $17 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
CCRs. We are in compliance with the EPA's final rule for the regulation of CCRs. The CCR rule also resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. NIPSCO will also continue to work with the EPA and the Indiana Department of Environmental Management to obtain administrative approvals associated with the CCR rule. In the event that the approvals are not obtained, future operations could be impacted. We believe the possibility of such an outcome is remote.
E. Other Matters.
Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase obligation under each respective BTA is dependent on satisfactory approval of the BTA by the IURC, successful execution by NIPSCO of an agreement with a tax equity partner and timely completion of construction. NIPSCO has received IURC approval for all of its BTAs and PPAs. NIPSCO and the tax equity partner are obligated to make cash contributions to the joint venture that acquires the project at the date construction is substantially complete. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the joint venture.
Employee Separation Benefits. In the third quarter of 2020, we launched a program to evaluate our organizational structure under the auspices of NiSource Next, which has continued into 2021. We recognized the majority of the related severance expense in 2020 when employees accepted severance offers, absent a retention period. For employees that had a retention period, expense was recognized over the remaining service period. The total severance expense for employees is approximately $42 million, with substantially all of it incurred and paid to date.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2021	$4.4	$(113.1)	$(14.9)	$(123.6)
Other comprehensive income (loss) before reclassifications	(0.6)	6.5	—	5.9
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.1	0.4	0.3
Net current-period other comprehensive income (loss)	(0.8)	6.6	0.4	6.2
Balance as of September 30, 2021	$3.6	$(106.5)	$(14.5)	$(117.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2021	$6.0	$(147.9)	$(14.8)	$(156.7)
Other comprehensive income (loss) before reclassifications	(2.0)	41.3	(1.3)	38.0
Amounts reclassified from accumulated other comprehensive loss	(0.4)	0.1	1.6	1.3
Net current-period other comprehensive income (loss)	(2.4)	41.4	0.3	39.3
Balance as of September 30, 2021	$3.6	$(106.5)	$(14.5)	$(117.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2020	$3.6	$(207.8)	$(17.7)	$(221.9)
Other comprehensive income before reclassifications	1.2	26.0	1.0	28.2
Amounts reclassified from accumulated other comprehensive loss	0.2	—	(0.1)	0.1
Net current-period other comprehensive income	1.4	26.0	0.9	28.3
Balance as of September 30, 2020	$5.0	$(181.8)	$(16.8)	$(193.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2020	$3.3	$(77.2)	$(18.7)	$(92.6)
Other comprehensive income (loss) before reclassifications	2.0	(104.6)	1.4	(101.2)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	0.5	0.2
Net current-period other comprehensive income (loss)	1.7	(104.6)	1.9	(101.0)
Balance as of September 30, 2020	$5.0	$(181.8)	$(16.8)	$(193.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17.    Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (Loss) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest income	$1.1	$1.3	$2.7	$4.4
AFUDC equity	3.5	1.8	8.4	4.9
Pension and other postretirement non-service benefit	9.3	0.6	26.4	6.4
Sale of emission reduction credits	—	4.6	—	4.6
Miscellaneous	0.4	(0.3)	(0.3)	(0.4)
Total Other, net	$14.3	$8.0	$37.2	$19.9
18.    Business Segment Information
At September 30, 2021, our operations are divided into two primary reportable segments, the Gas Distribution Operations and Electric Operations segments. Corporate costs and other activities that are not significant on a stand-alone basis to warrant treatment as an operating segment and that do not fit into one of our two segments are aggregated as "Corporate and Other" in the disclosures below. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating Revenues
Gas Distribution Operations
Unaffiliated	$472.3	$470.1	$2,182.4	$2,304.4
Intersegment	3.0	3.0	9.1	9.0
Total	475.3	473.1	2,191.5	2,313.4
Electric Operations
Unaffiliated	478.9	432.2	1,284.9	1,165.7
Intersegment	0.2	0.1	0.6	0.5
Total	479.1	432.3	1,285.5	1,166.2
Corporate and Other
Unaffiliated	8.2	0.2	23.7	0.6
Intersegment	108.6	120.5	329.9	327.9
Total	116.8	120.7	353.6	328.5
Eliminations	(111.8)	(123.6)	(339.6)	(337.4)
Consolidated Operating Revenues	$959.4	$902.5	$3,491.0	$3,470.7
Operating Income (Loss)
Gas Distribution Operations	$11.0	$(42.2)	$419.1	$38.0
Electric Operations	140.4	130.0	307.9	295.4
Corporate and Other	(4.3)	5.0	(4.5)	(0.7)
Consolidated Operating Income	$147.1	$92.8	$722.5	$332.7
19.    Subsequent Event
On October 1, 2021, NIPSCO retired R.M. Schahfer Generating Station Units 14 and 15. The net book value of the retired units was reclassified from "Net Property, Plant and Equipment," to current and long-term ''Regulatory Assets.'' The total net book value of R.M. Schahfer Generating Station's coal Units 14 and 15 and other associated plant retired is estimated to be approximately $600 million. The December 2019 NIPSCO electric rate case order allows for the recovery of, and on, the net book value of the station by the end of 2032 and implements a revenue credit for the retired units. The credit is based on the difference between the net book value of Units 14 and 15 upon retirement and the last base rate case proceeding. The credit will be provided to customers until new base rates are determined.

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
Refer to the ''Business'' section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further discussion of our regulated utility business segments.
Our goal is to develop strategies that benefit all stakeholders as we (i) embark on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer conservation patterns. These strategies focus on improving safety and reliability, enhancing customer service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our top priority. The SMS is an established operating model within NiSource. With the continued support and advice from our Quality Review Board (a panel of third parties with safety operations expertise engaged by management to advise on safety matters), we are continuing to mature our SMS processes, capabilities and talent as we collaborate within and across industries to enhance safety and reduce operational risk. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner.
Your Energy, Your Future: Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources is well underway. As of September 30, 2021, we have executed and received IURC approval for BTAs and PPAs with a combined nameplate capacity of 1,950 MW and 1,380 MW, respectively, under the plan. On October 21, 2021, we announced the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan, which refines the timeline to retire the Michigan City Generating Station to occur between 2026 and 2028. The plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the plan calls for a natural gas peaking unit to replace existing vintage gas peaking units at the R.M. Schahfer Generating Station to support system reliability and resiliency, as well as upgrades to the transmission system to enhance its electric generation transition. The planned retirement of the two vintage gas peaking units at the R.M. Schahfer Generating Station is expected to occur between 2025 and 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval. We intend to file our 2021 Integrated Resource Plan with the IURC in November 2021. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.
NiSource Next: We are executing on a defined, comprehensive, multi-year program designed to deliver long-term safety, sustainable capability enhancements and cost optimization improvements. This program is advancing the high priority we place on safety and risk mitigation, further enabling our SMS, and enhancing the customer experience. NiSource Next is designed to (i) leverage our current scale, (ii) utilize technology, (iii) define clear roles and accountability with our leaders and employees, and (iv) standardize our processes to focus on operational rigor, quality management and continuous improvement.
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
We have implemented procedures designed to protect our employees who work in the field and who continue to work in operational and corporate facilities, including social distancing, wearing face coverings and more frequent cleaning of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

equipment and facilities. We have also implemented work-from-home policies and practices. We continue to employ physical and cybersecurity measures to ensure that our operational and support systems remain functional. Our actions to date have mitigated the spread of COVID-19 amongst our employees and principal field contractors. We are also continuously evaluating changes to CDC guidance, and updating our safety measures accordingly, in order to ensure employee and customer safety during this pandemic. We are following federal, state, and local laws, regulations and guidelines related to the COVID-19 vaccinations.
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
We continue to monitor how COVID-19 is affecting our workforce, customers, suppliers, operations, financial results and cash flow. The extent of the impact in the future will vary and depend on the duration and severity of the impact on the global, national and local economies. For information on the impacts of COVID-19 for the three and nine months ended September 30, 2021, the state-specific suspension of disconnections, and COVID-19 regulatory filings see Note 3, ''Revenue Recognition,'' and Note 7, ''Regulatory Matters,'' in the Notes to Condensed Consolidated Financial Statements (unaudited).
Economic Environment: We are monitoring risks related to increasing order and delivery lead times for construction and other materials, increasing risk of unavailability of materials due to global shortages in raw materials, and risk of decreased construction labor productivity in the event of disruptions in the availability of materials. We are also seeing increasing prices associated with certain materials and supplies. To the extent that delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
We have also seen an increase in forecasted gas costs for the coming heating season that we expect to have an effect on customer bills. We do not expect this increase to have a material impact on our results of operations. For more information on our commodity price impacts, see " - Results and Discussion of Segment Operations - Gas Distribution Operations," and " - Market Risk Disclosures."
For more information on global availability of materials for our renewable projects, see " - Results and Discussion of Segment Operations - Electric Operations - Electric Supply and Generation Transition."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2021 and 2020 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
Operating Revenues	$959.4	$902.5	$56.9	$3,491.0	$3,470.7	$20.3
Operating Expenses
Cost of energy	208.3	143.1	(65.2)	913.4	793.9	(119.5)
Other Operating Expenses	604.0	666.6	62.6	1,855.1	2,344.1	489.0
Total Operating Expenses	812.3	809.7	(2.6)	2,768.5	3,138.0	369.5
Operating Income	147.1	92.8	54.3	722.5	332.7	389.8
Total Other Deductions, net	(70.1)	(330.6)	260.5	(216.3)	(508.6)	292.3
Income Taxes	14.8	(64.9)	(79.7)	90.6	(73.9)	(164.5)
Net Income (Loss)	62.2	(172.9)	235.1	415.6	(102.0)	517.6
Net loss attributable to noncontrolling interest	(1.0)	—	1.0	(3.4)	—	3.4
Net Income (Loss) Attributable to NiSource	63.2	(172.9)	236.1	419.0	(102.0)	521.0
Preferred dividends	(13.8)	(13.8)	—	(41.4)	(41.4)	—
Net Income (Loss) Available to Common Shareholders	49.4	(186.7)	236.1	377.6	(143.4)	521.0
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$0.13	$(0.49)	$0.62	$0.96	$(0.37)	$1.33
Diluted Earnings (Loss) Per Share	$0.12	$(0.49)	$0.61	$0.91	$(0.37)	$1.28
The majority of the cost of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
On a consolidated basis, we reported a net income available to common shareholders of $49.4 million, or $0.12 per diluted share for the three months ended September 30, 2021, compared to a net loss available to common shareholders of $186.7 million, or $0.49 per diluted share for the same period in 2020. The increase in income was primarily due to the loss on sale of the Massachusetts business in 2020, as well as a favorable change in total other deductions for the three months ended September 30, 2021 compared to the same period in 2020. See below for the primary drivers of this change.
For the nine months ended September 30, 2021, we reported net income available to common shareholders of $377.6 million, or $0.91 per diluted share compared to net loss available to common shareholders of $143.4 million, or $0.37 per diluted share for the same period in 2020. The primary driver for this increase was the loss on sale of the Massachusetts business in 2020.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Gas and Electric Operations in this Management's Discussion.
Other Deductions, net
Other deductions, net reduced income by $70.1 million during the three months ended September 30, 2021 compared to a reduction in income of $330.6 million in the same period in 2020. This change was primarily driven by the loss on early extinguishment of debt in 2020, lower long-term and short-term debt interest in 2021 and higher non-service pension benefits in 2021. The lower interest in 2021 was due to lower rates on long-term debt and lower balances on short-term debt during the three months ended September 30, 2021 compared to the same period in 2020. The higher non-service pension costs were driven by a decrease in the pension benefit obligations. See Note 13, "Long-Term Debt," Note 14, "Short-Term Borrowings," and Note 11, "Pension and Other Postretirement Benefits," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
Other deductions, net reduced income by $216.3 million during the nine months ended September 30, 2021 compared to a reduction in income of $508.6 million in the same period in 2020. The drivers for this change were consistent with that of the quarter-to-date period.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Financial and operational data for the Gas Distribution Operations segment for the three and nine months ended September 30, 2021 and 2020 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
Operating Revenues	$475.3	$473.1	$2.2	$2,191.5	$2,313.3	$(121.8)
Operating Expenses
Cost of energy	89.0	63.0	(26.0)	597.0	559.6	(37.4)
Operation and maintenance	232.4	275.2	42.8	725.1	868.4	143.3
Depreciation and amortization	96.9	88.4	(8.5)	283.4	271.7	(11.7)
Loss (gain) on sale of fixed assets and impairments, net	(0.1)	35.6	35.7	8.0	400.2	392.2
Other taxes	46.1	53.1	7.0	158.9	175.4	16.5
Total Operating Expenses	464.3	515.3	51.0	1,772.4	2,275.3	502.9
Operating Income (Loss)	$11.0	$(42.2)	$53.2	$419.1	$38.0	$381.1
Revenues
Residential	$309.8	$310.1	$(0.3)	$1,472.9	$1,544.0	$(71.1)
Commercial	101.3	93.2	8.1	501.6	491.3	10.3
Industrial	41.4	42.9	(1.5)	144.0	166.2	(22.2)
Off-System	14.6	6.0	8.6	46.0	32.7	13.3
Other	8.2	20.9	(12.7)	27.0	79.1	(52.1)
Total	$475.3	$473.1	$2.2	$2,191.5	$2,313.3	$(121.8)
Sales and Transportation (MMDth)
Residential	12.4	15.5	(3.1)	161.5	173.8	(12.3)
Commercial	17.3	17.7	(0.4)	118.8	119.8	(1.0)
Industrial	123.3	131.9	(8.6)	384.4	402.9	(18.5)
Off-System	4.1	3.7	0.4	15.7	19.0	(3.3)
Other	—	0.1	(0.1)	0.2	0.3	(0.1)
Total	157.1	168.9	(11.8)	680.6	715.8	(35.2)
Heating Degree Days	44	91	(47)	3,353	3,259	94
Normal Heating Degree Days	70	71	(1)	3,475	3,531	(56)
% Colder (Warmer) than Normal	(37)%	28%		(4)%	(8)%
% Colder (Warmer) than 2020	(52)%			3%
Gas Distribution Customers
Residential				2,942,031	3,232,785	(290,754)
Commercial				250,931	281,316	(30,385)
Industrial				4,904	5,967	(1,063)
Other				3	3	—
Total				3,197,869	3,520,071	(322,202)
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Three and Nine Months Ended September 30, 2021 vs. September 30, 2020 Operating Income
For the three months ended September 30, 2021, Gas Distribution Operations reported operating income of $11.0 million, an increase of $53.2 million from the comparable 2020 period. For the nine months ended September 30, 2021, Gas Distribution Operations reported operating income of $419.1 million, an increase of $381.1 million from the comparable 2020 period.
Operating Revenues
Operating revenues for the three months ended September 30, 2021 were $475.3 million, an increase of $2.2 million from the same period in 2020. Operating revenues for the nine months ended September 30, 2021 were $2,191.5 million, a decrease of $121.8 million from the same period in 2020.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2021 vs 2020	Nine Months Ended September 30, 2021 vs 2020
Revenues associated with the Massachusetts Business in 2020	$(40.4)	$(218.6)
The effects of colder (warmer) weather in 2021 compared to 2020	(1.3)	12.2
New rates from base rate proceedings and regulatory capital programs	18.8	79.4
Higher revenue due to the effects of resuming common credit mitigation practices	0.8	3.9
The effects of customer growth	0.1	5.1
Other	2.7	1.2
Change in operating revenues (before cost of energy and other tracked items)	$(19.3)	$(116.8)
Operating revenues offset in operating expense
Higher cost of energy billed to customers	32.3	145.5
Cost of energy associated with the Massachusetts Business in 2020	(6.3)	(108.1)
Operation and maintenance trackers associated with the Massachusetts Business in 2020	(5.2)	(36.4)
Higher (lower) tracker deferrals within operation and maintenance, depreciation, and tax	0.7	(6.0)
Total change in operating revenues	$2.2	$(121.8)
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
Throughput
Total volumes sold and transported for the three months ended September 30, 2021 were 157.1 MMDth, compared to 168.9 MMDth for the same period in 2020. This decrease is primarily attributable to the sale of the Massachusetts Business and the effects of warmer weather during the three months ended September 30, 2021 compared to the same period in 2020.
Total volumes sold and transported for the nine months ended September 30, 2021 were 680.6 MMDth, compared to 715.8 MMDth for the same period in 2020. This decrease is primarily attributable to the sale of the Massachusetts Business, offset by the effects of colder weather during the nine months ended September 30, 2021 compared to the same period in 2020.
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
Operating Expenses
Operating expenses were $51.0 million lower for the three months ended September 30, 2021 and $502.9 million lower for the nine months ended September 30, 2021 compared to the same respective periods in 2020.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2021 vs 2020	Nine Months Ended September 30, 2021 vs 2020
Operating expenses associated with the Massachusetts Business in 2020	$62.0	$188.8
Decrease (increase) in the loss on sale of the Massachusetts Business of $0.1 million and $(6.8) million in 2021 compared to $(35.6) million and $(400.2) million in 2020, respectively	35.7	393.4
Lower (higher) expense related to the NiSource Next initiative	12.3	(6.7)
Lower (higher) corporate insurance costs	1.8	(1.7)
Higher employee and administrative related expenses	(23.4)	(33.0)
Higher depreciation and amortization expense	(8.2)	(21.2)
Higher outside services expenses	(5.1)	(7.9)
Higher property tax expense	(2.5)	(7.1)
Higher environmental costs	(1.6)	(4.2)
Other	1.5	(2.5)
Change in operating expenses (before cost of energy and other tracked items)	$72.5	$497.9
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(32.3)	(145.5)
Cost of energy associated with the Massachusetts Business in 2020	6.3	108.1
Operation and maintenance trackers associated with the Massachusetts Business in 2020	5.2	36.4
Lower (higher) tracker deferrals within operation and maintenance, depreciation, and tax	(0.7)	6.0
Total change in operating expense	$51.0	$502.9
Columbia of Massachusetts Asset Sale
On October 9, 2020, we completed the sale of our Massachusetts Business. In March 2021, we reached an agreement with Eversource regarding the final purchase price, including net working capital adjustments, which resulted in a decrease (increase) in the pre-tax loss for the three and nine months ended September 30, 2021 of $0.1 million and $(6.8) million, respectively. The total loss on the sale as of September 30, 2021 is $419.2 million based on asset and liability balances as of the close of the transaction on October 9, 2020, transaction costs and the final purchase price. The pre-tax loss is presented as "Loss (gain) on sale of assets, net" on the Condensed Statements of Consolidated Income (Loss) (unaudited).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three and nine months ended September 30, 2021 and 2020 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Favorable (Unfavorable)	2021	2020	Favorable (Unfavorable)
Operating Revenues	479.1	$432.3	$46.8	1,285.5	$1,166.2	$119.3
Operating Expenses
Cost of energy	119.3	80.1	(39.2)	316.4	234.3	(82.1)
Operation and maintenance	120.5	126.9	6.4	366.9	355.8	(11.1)
Depreciation and amortization	83.3	80.8	(2.5)	250.4	240.3	(10.1)
Other taxes	15.6	14.5	(1.1)	43.9	40.4	(3.5)
Total Operating Expenses	338.7	302.3	(36.4)	977.6	870.8	(106.8)
Operating Income	$140.4	$130.0	$10.4	$307.9	$295.4	$12.5
Revenues
Residential	$178.7	$168.3	$10.4	$439.8	$411.5	$28.3
Commercial	151.6	135.4	16.2	404.4	365.4	39.0
Industrial	126.0	105.8	20.2	368.3	301.4	66.9
Wholesale	4.8	3.9	0.9	11.3	9.9	1.4
Other	18.0	18.9	(0.9)	61.7	78.0	(16.3)
Total	$479.1	$432.3	$46.8	$1,285.5	$1,166.2	$119.3
Sales (GWh)
Residential	1,159.4	1,145.3	14.1	2,785.0	2,734.8	50.2
Commercial	1,057.0	996.0	61.0	2,829.1	2,706.5	122.6
Industrial	2,081.0	1,909.1	171.9	6,295.1	5,447.7	847.4
Wholesale	37.2	5.3	31.9	81.7	81.6	0.1
Other	36.1	24.4	11.7	83.7	74.1	9.6
Total	4,370.7	4,080.1	290.6	12,074.6	11,044.7	1,029.9
Cooling Degree Days	658	599	59	976	891	85
Normal Cooling Degree Days	556	556	—	795	795	—
% Warmer than Normal	18%	8%		23%	12%
% Warmer than 2020	10%			10%
Electric Customers
Residential				421,074	417,703	3,371
Commercial				57,860	57,241	619
Industrial				2,140	2,160	(20)
Wholesale				719	723	(4)
Other				2	2	—
Total				481,795	477,829	3,966
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Three and Nine Months Ended September 30, 2021 vs. September 30, 2020 Operating Income
For the three months ended September 30, 2021, Electric Operations reported operating income of $140.4 million, an increase of $10.4 million from the comparable 2020 period. For the nine months ended September 30, 2021, Electric Operations reported operating income of $307.9 million, an increase of $12.5 million from the comparable 2020 period.
Operating Revenues
Operating revenues for the three months ended September 30, 2021 were $479.1 million, an increase of $46.8 million from the same period in 2020. Operating revenues for the nine months ended September 30, 2021 were $1,285.5 million, an increase of $119.3 million from the same period in 2020.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2021 vs 2020	Nine Months Ended September 30, 2021 vs 2020
The effects of warmer weather in 2021 compared to 2020	$11.5	$15.7
Increased (decreased) customer usage	(2.7)	13.5
New rates from regulatory capital and DSM programs	1.5	7.5
The effects of customer growth	1.5	3.6
Higher revenue due to the effects of resuming common credit mitigation practices	1.5	1.9
Increased fuel handling costs	(3.9)	(10.4)
Other	0.1	2.5
Change in operating revenues (before cost of energy and other tracked items)	$9.5	$34.3
Operating revenues offset in operating expense
Higher cost of energy billed to customers	39.2	82.1
Higher (lower) tracker deferrals within operation and maintenance, depreciation and tax	(1.9)	2.9
Total change in operating revenues	$46.8	$119.3
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
Sales
Electric Operations sales for the three months ended September 30, 2021 were 4,370.7 GWh, an increase of 290.6 GWh compared to the same period in 2020. This increase was primarily attributable to decreased usage by industrial and commercial customers during the three months ended September 30, 2020 due to COVID-19.
Electric Operations sales for the nine months ended September 30, 2021 were 12,074.6 GWh, an increase of 1,029.9 GWh compared to the same period in 2020. This increase was primarily attributable to decreased usage by industrial and commercial customers during the second and third quarter of 2020 due to COVID-19. There was no significant variance during the first three months of 2021 compared to the same period in 2020.
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
Operating Expenses
Operating expenses were $36.4 million higher for the three months ended September 30, 2021 compared to the same period in 2020. Operating expenses were $106.8 million higher for the nine months ended September 30, 2021 compared to the same period in 2020.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2021 vs 2020	Nine Months Ended September 30, 2021 vs 2020
Higher employee and administrative expenses	$(8.9)	$(12.2)
Higher depreciation and amortization expense	(3.0)	(8.2)
Increased operating expenses related to the accelerated retirement of the R.M. Schahfer Generating Station's coal Units 14 and 15	(3.6)	(7.6)
Lower (higher) expense related to the NiSource Next initiative	5.6	(4.3)
Lower (higher) environmental costs	(2.2)	6.9
Lower outside services expenses	10.1	4.9
Lower materials and supplies expenses	2.2	0.8
Other	0.7	(2.1)
Change in operating expenses (before cost of energy and other tracked items)	$0.9	$(21.8)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(39.2)	(82.1)
Lower (higher) tracker deferrals within operation and maintenance, depreciation and tax	1.9	(2.9)
Total change in operating expense	$(36.4)	$(106.8)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the preferred pathway from its 2018 Integrated Resource Plan, which outlines plans to retire its remaining coal-fired generation by 2028, to be replaced by lower-cost, reliable and cleaner options. The plan is expected to be a key element of a 90% reduction in our Scope 1 GHG emissions by 2030 compared with 2005 levels and to save NIPSCO electric customers more than $4 billion over 30 years. We expect to have capital investment requirements of approximately $2.0 billion, primarily in 2022 and 2023, to replace the generation capacity of all R.M. Schahfer Generating Station's coal-fired units. We retired R.M. Schahfer Generating Station Units 14 and 15 on October 1, 2021. The remaining two units are still scheduled to be retired in 2023. Refer to Note 6, "Property, Plant and Equipment," Note 15-E, "Other Matters," and Note 19, "Subsequent Event" in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.
The current replacement plan primarily includes renewable sources of energy, including wind, solar, and battery storage to be obtained through a combination of NIPSCO ownership and PPAs. NIPSCO has sold, and may in the future sell, renewable energy credits from this generation to third parties because this helps keep our energy more affordable for our customers. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. Our current replacement program will be augmented by the Preferred Energy Resource Plan outlined in our 2021 Integrated Resource Plan. See "Executive Summary - Your Energy, Your Future" in this Management's Discussion for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The following table summarizes the executed PPAs and BTAs from our generation transition:

Project Name	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)	Submitted to IURC	IURC Approval	Targeted Construction Completion
Jordan Creek	20 year PPA	Wind	400	—	02/01/2019	6/05/2019	In Service (12/10/2020)
Rosewater(1)	BTA	Wind	102	—	02/01/2019	8/07/2019	In Service (12/29/2020)
Indiana Crossroads I(2)	BTA	Wind	300	—	10/22/2019	2/19/2020	Q4 2021
Greensboro	20 year PPA	Solar & Storage	100	30	7/17/2020	1/27/2021	Q4 2022
Brickyard	20 year PPA	Solar	200	—	7/17/2020	1/27/2021	Q4 2022
Cavalry(2)	BTA	Solar & Storage	200	60	11/30/2020	5/5/2021	Q4 2023
Dunn's Bridge I(2)	BTA	Solar	265	—	11/30/2020	5/5/2021	Q4 2022
Dunn's Bridge II(2)	BTA	Solar & Storage	435	75	11/30/2020	5/5/2021	Q4 2023
Green River	20 year PPA	Solar	200	—	12/23/2020	5/5/2021	Q2 2023
Gibson(3)	22 year PPA	Solar	280	—	01/29/2021	6/29/2021	Q2 2023
Fairbanks(2)	BTA	Solar	250	—	03/03/2021	6/29/2021	Q3 2023
Indiana Crossroads(2)	BTA	Solar	200	—	03/19/2021	7/28/2021	Q4 2022
Elliott(2)(3)	BTA	Solar	200	—	03/31/2021	7/28/2021	Q2 2023
Indiana Crossroads II	15 year PPA	Wind	204	—	04/30/2021	9/1/2021	Q4 2023
(1)Refer to Note 12, "Variable Interest Entities," for additional information.
(2)Ownership of the facility will be transferred to joint ventures whose members include NIPSCO and an unrelated tax equity partner.
(3)See below for additional information related to the targeted construction completion time of this project.
On October 27, 2021, we received notice of a potential force majeure event under the BTA for our Elliott solar generation project related to the supply of solar panel modules to be installed by the seller developing the project under the BTA. The notice states that shipments for the Elliott project will be delayed because solar panel modules currently being imported by a certain supplier, including those to be delivered to the Elliott project, have been, or are reasonably likely to be, detained by U.S. Customs and Border Protection (“CBP”) in connection with the June 24, 2021 Withhold Release Order ("WRO") on silica-based products made by Hoshine Silicon Industry Co., Ltd. The supplier of the solar panel modules has advised the sellers that the delivery of any additional similar solar panel modules has been delayed indefinitely. We have been informed that the supplier is taking actions to avoid detention of any future similar shipments, but even if these actions are successful, the delivery of solar panel modules will likely be delayed by several months. At this time, no claim of an actual force majeure has been provided by the seller under the BTA. Further, no additional details have been provided on the extent or expected duration of the potential detainment or the ability to obtain substitute solar panel modules that are not subject to the WRO, or the expected impact, if any, to the timely performance of the seller's obligations under the BTA. We have been informed that the seller is working diligently to determine whether and how to mitigate the effects of the potential detainment in order to minimize potential delays or failure to perform under the BTA.
Also on October 27, 2021, we received a substantially similar notice of a potential force majeure event from the same seller claiming a potential force majeure under our PPA for the Gibson solar project.
NIPSCO and the seller are evaluating options to mitigate delays and maintain the original project schedules, including various alternative power supply options in the event either or both of the Elliott and Gibson projects were to become delayed. We cannot currently predict what, if any, impact these notifications of potential force majeure or general availability of solar panels will have on NIPSCO or on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. The commercial paper program and credit facility provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves our desired capital structure. We utilize an ATM equity program that allows us to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. As of September 30, 2021, the ATM program (including the impact of the forward sale agreements) had approximately $300.0 million of equity available for issuance. On April 19, 2021, we completed the sale of 8.625 million Equity Units, which provided net proceeds of $835.5 million, after underwriting and issuance costs. We intend to use the net proceeds from the offering for renewable generation investments and general corporate purposes, including additions to working capital and repayment of existing indebtedness. See Note 5, ''Equity,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information on our ATM program and Equity Units.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2021 and beyond.
Greater Lawrence Incident: As discussed in Note 15, ''Other Commitments and Contingencies,'' in the Notes to the Condensed Consolidated Financial Statements (unaudited), due to the inherent uncertainty of litigation, there can be no assurance that the outcome or resolution of any particular claim related to the Greater Lawrence Incident will not continue to have an adverse impact on our cash flows. Through income generated from operating activities, amounts available under the short-term revolving credit facility, and our ability to access capital markets, we believe we have adequate capital available to settle remaining anticipated claims associated with the Greater Lawrence Incident.
Operating Activities
Net cash from operating activities for the nine months ended September 30, 2021 was $939.3 million, an increase of $80.7 million compared to the nine months ended September 30, 2020. This increase was primarily driven by a year over year decrease in net payments related to the Greater Lawrence Incident. During 2021, we paid approximately $13.0 million compared to $221.8 million of payments during the same period in 2020. This was offset by $131.8 million of decreased cash inflows related to the under collection of gas and fuel costs
Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2021 was $1,394.2 million, a decrease of $5.7 million compared to the nine months ended September 30, 2020. We project total 2021 capital expenditures to be approximately $2 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
Regulatory Capital Programs. We replace pipe and modernize our gas infrastructure to enhance safety and reliability by reducing leaks, which subsequently reduces GHG emissions. In 2021, we continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments currently in rates or pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio	IRP - 2021	$22.2	$212.6	1/20-12/20	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe, (3) natural gas risers prone to failure and (4) installation of AMR devices.	May 2021
Columbia of Ohio	CEP - 2021	18.0	177.2	1/20-12/20	Assets not included in the IRP.	September 2021
NIPSCO - Gas	TDSIC 3	0.2	52.1	1/21-6/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	January 2022
NIPSCO - Gas(2)	FMCA 6	(2.1)	20.7	10/20-3/21	Project costs to comply with federal mandates.	October 2021
Columbia of Pennsylvania(3)	DSIC - Q4 2020	0.8	25.0	9/20-11/20	Eligible project costs including piping, couplings, gas service lines, excess flow valves, risers, meter bars, meters, and other related capitalized cost, to improve the distribution system.	January 2021
Columbia of Virginia(4)	SAVE - 2022	15.8	63.0	1/22-12/22	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2022
Columbia of Kentucky	SMRP - 2021	2.6	40.0	1/21-12/21	Replacement of mains and inclusion of system safety investments.	May 2021
Columbia of Maryland	STRIDE - 2022	$1.4	$17.5	1/22-12/22	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2022
NIPSCO - Electric(5)	TDSIC - 9	$0.2	$42.7	2/21-5/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	February 2022
(1)Programs do not include any costs already included in base rates.
(2)Decrease in incremental revenue due to lower O&M expenses as compared to the prior filing.
(3)Effective January 23, 2021, Columbia of Pennsylvania's DSIC rate was set to zero due to the inclusion of the incremental capital and revenue in base rates following the Pennsylvania PUC's Final Order in the 2020 rate case.
(4)Columbia of Virginia filed its application to amend and extend its SAVE program with the Virginia SCC on August 12, 2021, requesting approval of a two-year SAVE program for calendar years 2022-2023 that includes incremental capital investments of $63.0 million and $72.0 million, respectively. Commission action is expected on or before December 10, 2021.
(5)On April 1, 2021, NIPSCO filed a notice with the IURC that it intended to terminate its current Electric TDSIC plan effective May 31, 2021. NIPSCO filed for a new electric TDSIC plan on June 1, 2021. An order is expected by the end of 2021. NIPSCO filed the TDSIC-9 petition on September 28, 2021, and an order is expected in January 2022.
Financing Activities
Common Stock and Preferred Stock. Refer to Note 5, ''Equity,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock activity.
Short-term Debt and Sale of Trade Accounts Receivables. Refer to Note 14, ''Short-Term Borrowings,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity, including sale of trade accounts receivable.
Equity Unit Sale. Refer to Note 5, ''Equity,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on equity units activity.
Non-controlling Interest. Refer to Note 12, "Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on contributions from non-controlling interest activity.
Net Available Liquidity. As of September 30, 2021, an aggregate of $1,698.3 million of net liquidity was available, including cash and credit available under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
The following table displays our liquidity position as of September 30, 2021 and December 31, 2020:

(in millions)	September 30, 2021	December 31, 2020
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Program(1)	203.9	273.3
Less:
Commercial Paper	380.0	503.0
Letters of Credit Outstanding Under Credit Facility	14.1	15.2
Add:
Cash and Cash Equivalents	38.5	116.5
Net Available Liquidity	$1,698.3	$1,721.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility, which require us to maintain a debt to capitalization ratio that does not exceed 70%. As of September 30, 2021, the ratio was 59.7%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of September 30, 2021. There were no changes to the below credit ratings or outlooks since December 31, 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of September 30, 2021, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $46.7 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of September 30, 2021, 392,628,625 shares of common stock and 1,302,500 shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Other than the purchase contract liability related to our Equity Units, discussed in Note 5, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited), there were no material changes from year-end during the nine months ended September 30, 2021.
Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Refer to Note 15, ''Other Commitments and Contingencies,'' in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on guarantees.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory and Other Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Columbia of Pennsylvania(1)	9.86%	9.86%	$76.8	$63.5	April 24, 2020	Approved February 19, 2021	January 2021
Columbia of Pennsylvania(2)	10.95%	In process	$98.3	In process	March 30, 2021	Order Expected Q4 2021	December 2021
Columbia of Maryland(3)	10.85%	In process	$4.8	In process	May 14, 2021	Order Expected December 2021	December 2021
Columbia of Kentucky(4)	10.30%	In process	$26.7	In process	May 28, 2021	Order Expected Q1 2022	January 2022
Columbia of Ohio	10.95%	In process	$221.4	In process	June 30, 2021	Order Expected Q3 2022	July 2022
NIPSCO - Gas(5)	10.50%	In process	$115.3	In process	September 29, 2021	Order Expected Q3 2022	September 2022
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
(2)CPA filed a Joint Petition for Settlement on September 7, 2021 for an annual revenue increase of $58.5 million. On October 5, 2021 a Recommended Decision was issued by the Administrative Law Judge (ALJ) that recommended approval of this amount without modification.
(3)On October 29, 2021, the Public Utility Law Judge issued a proposed order which, if approved by the Maryland PSC, will authorize $2.6 million in incremental annual revenue. The proposed order will become a final order on December 10, 2021, unless modified or reversed by the Maryland PSC.
(4)Columbia of Kentucky filed a Joint Stipulation, Settlement Agreement and Recommendation on October 27, 2021 for an annual revenue increase of $18.6 million.
(5)Proposed new rates would be implemented in 2 steps, with implementation of step 1 rates to be effective in September 2022 and step 2 rates to be effective in March 2023.
COVID-19 Regulatory Deferrals
In addition to the cost deferred to a regulatory asset as noted in Note 7, "Regulatory Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited), certain states have permitted us to track lost late and disconnect fee revenues due to the pandemic. While these costs do not qualify as regulatory assets under ASC 980, we will consider seeking recovery of these costs in future regulatory proceedings.
PHMSA Regulations
On December 27, 2020, the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020 was signed into law, reauthorizing funding for federal pipeline safety programs through September 30, 2023. Among other things, the PIPES Act requires that PHMSA revise the pipeline safety regulations to require operators to update, as needed, their existing distribution integrity management plans, emergency response plans, and operation and maintenance plans. The PIPES Act also requires PHMSA to adopt new requirements for managing records and updating, as necessary, existing district regulator stations to eliminate common modes of failure that can lead to overpressurization. PHMSA must also require that operators implement leak detection and repair programs that meet safety needs and protect the environment, require the use of advanced leak detection practices and technologies, and require operators to be able to locate and categorize all leaks that are hazardous to human safety or the environment, or that can become hazardous. Natural gas companies, including us and our subsidiaries, may see increased costs depending on how PHMSA implements the new mandates resulting from the PIPES Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory and Other Matters
Climate Change Issues
Increased frequency of severe and extreme weather events associated with climate change could materially impact our facilities, energy sales, and results of operations. We are unable to predict these events. However, we perform ongoing assessments of physical risk, including physical climate risk, to our business. More extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation leading to changes in lake and river levels are among the weather events that are most likely to impact our business. Efforts to mitigate these physical risks continue to be implemented on an ongoing basis.
Future legislative and regulatory programs, at both the federal and state levels, could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Revised or additional future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply,financial position, financial results and cash flows.
On July 8, 2019, the EPA published the final ACE rule, which establishes emission guidelines for states to use when developing plans to limit carbon dioxide at coal-fired electric generating units based on heat rate improvement measures. The U.S. Court of Appeals for the D.C. Circuit vacated and remanded the rule on January 19, 2021. On October 29, 2021, the U.S. Supreme Court agreed to review the scope of the EPA’s authority to impose GHG emission standards under the Clean Air Act. We will continue to monitor this matter.
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
There is also increasing interest at the federal level to legislate GHG reductions related to the production, storage, transmission and use of electricity and natural gas. There is a proposal in draft Build Back Better legislation that contemplates a new methane fee. If enacted, certain NiSource gas storage facilities may be affected unless emissions are reduced, but the impact is not expected to be material, and any federally mandated costs are potentially recoverable through rates. On November 2, 2021, the EPA proposed methane regulations for the oil and natural gas industry. We continue to monitor all proposed legislation and regulations, but we cannot predict their final form or impact on our business at this time.
In October 2021, a work group of the Maryland Commission of Climate Change published a Building Energy Transition Plan. Policy proposals included in this draft plan, such as the adoption of an all-electric construction code, are supported by the Commission but do not necessarily reflect current state policy. The report is intended to guide Maryland policy makers on decisions related to reducing GHG emissions from buildings in pursuit of achieving targets in Maryland's 2030 Greenhouse Gas Reduction Act Plan and the Commission's recommendation that Maryland achieve net-zero emissions by 2045. Columbia of Maryland will continue to monitor this matter, but we cannot predict its final impact on our business at this time.
In response to these transition risks, we continue to actively implement our plans to reduce Scope 1 GHG emissions by 90 percent from 2005 levels, by 2030 through the retirement of coal-fired electric generation, increased sourcing of renewable energy, priority pipeline replacement, and leak detection and repair. As discussed above in this Management's Discussion within "Results and Discussion of Segment Operations - Electric Operations", NIPSCO continues to execute on an electric generation transition consistent with the preferred pathways identified in its 2018 and 2021 Integrated Resource Plans. We expect to have capital investment requirements of approximately $2.0 billion, primarily in 2022 and 2023, to replace the generation capacity previously supplied by R.M. Schahfer. NIPSCO has sold, and may in the future sell, renewable energy credits from this generation to third parties because this helps keep our energy more affordable for our customers.
Additionally, we joined the Low-Carbon Resources Initiative (LCRI) in 2021, a five-year initiative to accelerate the development and demonstration of low-carbon energy technologies. LCRI's Research Vision focuses on technologies such as clean hydrogen, bioenergy and renewable natural gas needed to enable affordable pathways to economy-wide decarbonization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Off-Balance Sheet Arrangements
We, along with certain of our subsidiaries, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
Refer to Note 15, ''Other Commitments and Contingencies,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.
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
Commodity Price Risk
We are exposed to commodity price risk as a result of our subsidiaries' operations involving natural gas and power. To manage this market risk, our subsidiaries use derivatives, including commodity futures contracts, swaps, forwards and options. We do not participate in speculative energy trading activity.
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
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of September 30, 2021 or December 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, accounts receivable programs and now-settled term loan, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $0.4 million and $1.8 million for the three and nine months ended September 30, 2021, and $3.2 million and $10.9 million for the three and nine months ended September 30, 2020, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances.
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of September 30, 2021 and December 31, 2020.
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
Certain individual state regulatory commissions instituted regulatory moratoriums in connection with the COVID-19 pandemic that impacted our ability to pursue our credit risk mitigation practices for customer accounts receivable. Following the issuances of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently in rates. We have now resumed our common credit mitigation practices in all jurisdictions as all moratoriums have expired. Refer to Note 7, "Regulatory Matters" in the Notes to Condensed Consolidated Financial Statements (unaudited) for state-specific regulatory moratoriums.
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
Refer to Note 12, "Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about management judgement used in determining how to account for our VIE.
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

NiSource Inc.
PART II

ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 15-B, "Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements (unaudited).
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

NiSource Inc.
(Registrant)

Date:	November 3, 2021	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)