Form 10-K
period 2021-12-31
NISOURCE INC.
filed 2022-02-23
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Depositary Shares, each representing a 1/1,000th ownership interest in a share of 6.50% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, par value $0.01 per share, liquidation preference $25,000 per share and a 1/1,000th ownership interest in a share of Series B-1 Preferred Stock, par value $0.01 per share, liquidation preference $0.01 per share
	NI PR B	NYSE
Series A Corporate Units	NIMC	NYSE
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
Large accelerated filer ☑     Accelerated Filer ☐     Emerging Growth Company ☐ Non-accelerated Filer ☐    Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the registrant's common stock, par value $0.01 per share (the "Common Stock") held by non-affiliates was approximately $9,579,675,045 based upon the June 30, 2021, closing price of $24.50 on the New York Stock Exchange.
There were 405,385,010 shares of Common Stock outstanding as of February 15, 2022.

Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 24, 2022.

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CAP	Compliance Assurance Process
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019 and its variants, including the Delta and Omicron variants, and any other variant that may emerge
DPU	Department of Public Utilities
DSM	Demand Side Management
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
HLBV	Hypothetical Liquidation at Book Value
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission

DEFINED TERMS
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NOL	Net Operating Loss
NTSB	National Transportation Safety Board
NYMEX	The New York Mercantile Exchange
OPEB	Other Postretirement and Postemployment Benefits
PCB	Polychlorinated biphenyls
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSC	Public Service Commission
PUC	Public Utilities Commission
RCRA	Resource Conservation and Recovery Act
ROE	Return on Equity
ROU	Right of Use
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
STRIDE	Strategic Infrastructure Development and Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
U.S. Attorney's Office	U.S. Attorney's Office for the District of Massachusetts
VIE	Variable Interest Entity
Note regarding forward-looking statements
This Annual Report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. These forward-looking statements include, but are not limited to, statements concerning our plans, strategies, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "would," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," "forecast," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements.

All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things, our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified, diverse workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the actions of activist stockholders; the performance of third-party suppliers and service providers; potential cybersecurity-attacks; increased requirements and costs related to cybersecurity; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the physical impacts of climate change and the transition to a lower carbon future; our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals; our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; any adverse effects related to our equity units; adverse economic and capital market conditions or increases in interest rates; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with the agreements entered into with the U.S. Attorney’s Office to settle the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; and other matters set forth in Item 1, "Business," Item 1A, "Risk Factors" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this report, some of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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
NiSource has two reportable segments: Gas Distribution Operations and Electric Operations. The following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23, "Segments of Business," in the Notes to Consolidated Financial Statements for additional information related to each segment.
Gas Distribution Operations
Our natural gas distribution operations serve approximately 3.2 million customers in six states. Through our wholly-owned subsidiary NiSource Gas Distribution Group, Inc., we own five distribution subsidiaries that provide natural gas to approximately 2.4 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. Additionally, we distribute natural gas to approximately 853,000 customers in northern Indiana through our wholly-owned subsidiary NIPSCO. We operate approximately 54,600 miles of distribution main pipeline plus the associated individual customer service lines and 1,000 miles of transmission main pipeline located in our service areas described below. Throughout our service areas we also have gate stations and other operations support facilities.
We earn revenues that are approved by the jurisdictions in which we operate for the delivery of natural gas to our customers. The approved revenues include provisions to adjust billings for fluctuations in the cost of natural gas. Revenues are adjusted for differences between actual costs, subject to reconciliation, and the amounts billed in current rates.
Electric Operations
We generate, transmit and distribute electricity through our subsidiary NIPSCO to approximately 483,000 customers in 20 counties in the northern part of Indiana and also engage in wholesale electric and transmission transactions. We own and operate sources of generation as well as source power through PPAs. We continue to transition our generation portfolio to primarily renewable sources. During 2021, we operated Rosewater for the full year and Indiana Crossroads Wind went into service during December 2021. We also purchased energy generated from renewable sources through PPAs. In October 2021, NIPSCO completed the retirement of two coal-burning units with installed capacity of approximately 903 MW at Schahfer Generating Station, located in Wheatfield, IN. As of December 31, 2021 we have multiple PPAs that provide 500 MW of capacity, with contracts expiring between 2024 and 2040. See below for information on our owned operating facilities:

Facility Name	Location	Fuel Type	Generating Capacity (MW)(1)
R.M. Schahfer	Wheatfield, IN	Steam - Coal	722
Michigan City	Michigan City, IN	Steam - Coal	455
Sugar Creek	West Terre Haute, IN	CCGT	563
R.M. Schahfer	Wheatfield, IN	Natural Gas	155
Oakdale	Carroll County, IN	Hydro	9
Norway	White County, IN	Hydro	7
Rosewater Wind Generation LLC(2)	White County, IN	Wind	102
Indiana Crossroads Wind Generation LLC(2)	White County, IN	Wind	302
Total MW Capacity			2,315
(1)Represents current net generating capability of each fossil fuel and hydro generating unit. Nameplate capacity is listed for wind generating units.
(2)NIPSCO is the managing partner of these joint ventures. Refer to Note 4, "Variable Interest Entities," in the Notes to Consolidated Financial Statements for more information.
NIPSCO’s transmission system, with voltages from 69,000 to 765,000 volts, consists of 3,024 circuit miles. NIPSCO is interconnected with eight neighboring electric utilities.

ITEM 1. BUSINESS
NISOURCE INC.
NIPSCO participates in the MISO transmission service and wholesale energy market. MISO is a nonprofit organization created in compliance with FERC regulations to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing energy markets, transmission constraints and the day-ahead, real-time, Financial Transmission Rights and ancillary markets. NIPSCO transferred functional control of its electric transmission assets to MISO, and transmission service for NIPSCO occurs under the MISO Open Access Transmission Tariff. NIPSCO units are dispatched by MISO which takes into account economics, reliability of the MISO system and unit availability. During the year ended December 31, 2021, NIPSCO units were dispatched to meet 47.87% of its load requirements, and NIPSCO purchased 52.13% from the MISO market.
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
The safety of our customers, communities and employees has been and remains our top priority. SMS is an established operating model within NiSource. With the continued support and advice from our Quality Review Board (a panel of third parties with safety operations expertise engaged by management to advise on safety matters), we are continuing to mature our SMS processes, capabilities and talent as we collaborate within and across industries to enhance safety and reduce operational risk. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner.
In November 2021, we submitted our 2021 Integrated Resource Plan with the IURC. The plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these plans.
The NiSource Political Action Committee ("NiPAC") provides our employees a voice in the political process. NiPAC is a voluntary, employee and director driven and funded political action committee, and NiPAC makes bipartisan political contributions to local, state and federal candidates, where permitted and in accordance with established guidelines. Consistent with our commitments and our approach to engagement, the NiPAC leadership committee members evaluate candidates for support on issues important to our business.
Natural Gas Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the gas supply has led to tremendous change in the energy markets. LDC customers can purchase gas directly from producers and marketers in an open, competitive market. This separation or “unbundling” of the transportation and other services offered by LDCs allows customers to purchase the commodity independent of services provided by LDCs. LDCs continue to purchase gas and recover the associated costs from their customers. Certain of our Gas Distribution Operations’ subsidiaries are involved in programs that provide our residential and commercial customers the opportunity to purchase their natural gas requirements from third parties and use our Gas Distribution Operations’ subsidiaries for transportation services. As of December 31, 2021, 26.2% of our residential customers and 35.4% of our commercial customers participated in such programs.
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

ITEM 1. BUSINESS
NISOURCE INC.
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

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Currently Approved in Rates
Columbia of Pennsylvania(1)	10.95%	None specified	$98.3	$58.5	March 30, 2021	Approved December 16, 2021	December 2021
Columbia of Maryland	10.85%	9.65%	$4.8	$2.4	May 14, 2021	Approved December 3, 2021	December 2021
Columbia of Kentucky(2)	10.30%	9.35%	$26.7	$18.3	May 28, 2021	Approved December 28, 2021	January 2022
Columbia of Virginia(3)	10.95%	None specified	$14.2	$1.3	August 28, 2018	Approved June 12, 2019	February 2019
Columbia of Ohio	11.50%	10.39%	$87.8	$47.1	March 3, 2008	Approved December 3, 2008	December 2008
NIPSCO - Gas	10.70%	9.85%	$138.1	$105.6	September 27, 2017	Approved September 19, 2018	October 2018
NIPSCO - Electric	10.80%	9.75%	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Active Rate Cases
Columbia of Ohio	10.95%	In process	$221.4	In process	June 30, 2021	Order Expected Q3 2022	Q3 2022
NIPSCO - Gas(4)	10.50%	In process	$109.7	In process	September 29, 2021	Order Expected Q3 2022	September 2022
(1)No approved ROE is identified for this matter since the approved revenue increase is the result of a black box settlement under which parties agree upon the amount of increase without specifying ratemaking elements to establish the Company's revenue requirement. Pursuant to the settlement, for purposes of calculating its DSIC, Columbia of Pennsylvania shall use the equity return rate for gas utilities contained in the Pennsylvania Commission’s most recent Quarterly Report on the Earnings of Jurisdictional Utilities, including quarterly updates thereto.
(2)The approved ROE for natural gas capital riders (e.g.,SMRP) is 9.275%.
(3)Columbia of Virginia's rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.70% ROE for future SAVE filings.
(4)Proposed new rates would be implemented in 2 steps, with implementation of step 1 rates to be effective in September 2022 and step 2 rates to be effective in March 2023.
COVID-19 Regulatory Deferrals
In addition to the cost deferred to a regulatory asset as noted in Note 9, "Regulatory Matters," in the Notes to Consolidated Financial Statements, certain states have permitted us to track lost late and disconnect fee revenues due to the pandemic. While these costs do not qualify as regulatory assets under ASC 980, we will consider seeking recovery of these costs in future regulatory proceedings.
Competition and Changes in the Regulatory Environment
The regulatory frameworks applicable to our operations, including environmental regulations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on our operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this environment. We believe we are, in all material respects, in compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations, and the impact of regulatory changes cannot be predicted with certainty. Refer to Note 19-E, "Environmental Matters," in the Notes to Consolidated Financial Statements for more information regarding environmental regulations that are applicable to our operations.
The Gas Distribution Operations utilities have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include (i) the sale of products and services upstream of the companies’ service territory, (ii) the sale of products and services in the companies’ service territories, and (iii) gas supply cost incentive mechanisms for service to their

ITEM 1. BUSINESS
NISOURCE INC.
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
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offers programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contributes to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our Gas Distribution Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3%. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge. In a prior gas base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward recovering more of its fixed costs through a fixed recovery charge, but has no weather or usage protection mechanism.
While increased efficiency of electric appliances and improvements in home building codes and standards has similarly impacted the average use per electric customer in recent years, NIPSCO expects future growth in per customer usage as a result of increasing electric applications. Further growth is anticipated as electric vehicles become more prevalent. These ongoing changes in use of electricity will likely lead to development of innovative rate designs, and NIPSCO will continue efforts to design rates that increase the certainty of recovery of fixed costs.
Cost Recovery and Trackers. Comparability of our line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as those described below. Increases in the expenses that are subject to approved regulatory tracker mechanisms generally lead to increased regulatory assets, which ultimately result in a corresponding increase in operating revenues and, therefore, have essentially no impact on total operating income results. Certain approved regulatory tracker mechanisms allow for abbreviated regulatory proceedings in order for the operating companies to quickly implement revised rates and recover associated costs.
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
Human Capital
Human Capital Management Governance and Organizational Practices. The Compensation and Human Capital Committee of our Board of Directors (the "Board") is primarily responsible for assisting the Board in overseeing our human capital management practices. In October 2021, the Board renamed the Compensation Committee the “Compensation and Human Capital Committee” and clarified the Committee’s responsibilities in its Charter to include reviewing our human capital management function and programs, including related procedures, programs, policies and practices, and to make recommendations to management with respect to equal employment opportunity and diversity, equity and inclusion initiatives; employee engagement and corporate culture; and talent management. Our Board also reviews human capital management matters, including talent strategy, employee engagement and culture. Earlier in 2021, we hired a new Senior Vice President and Chief Human Resources Officer and a new Vice President and Chief Diversity Officer to lead these initiatives.
In addition to overseeing our human capital management practices, our Board is committed to ensuring that the Board is comprised of directors with diverse skills, expertise, experience and demographics, including racial and gender diversity. Women and people of color each comprise 30% of our Board.

ITEM 1. BUSINESS
NISOURCE INC.
Human Capital Goals and Objectives. We have aligned our human capital goals to achieve overall company strategic and operational objectives by driving an enhanced talent strategy, elevating support for front-line leaders, fostering a culture of rigor and accountability and strengthening our human resources function as a whole.
Workforce Composition. As of December 31, 2021, we had 7,272 full-time and 70 part-time employees. Thirty-six percent of our employees were subject to collective bargaining agreements with various labor unions and 32% of our employees were subject to collective bargaining agreements that are set to expire within one year. We are currently in the process of renegotiating these agreements.
Diversity, Equity and Inclusion. We are committed to accelerating and embedding diversity, equity and inclusion throughout the enterprise to reflect the communities and customers we serve. Our talent acquisition teams hired 748 external candidates in 2021 across all business segments. Thirty-eight percent of external hires were female and 21% were racially or ethnically diverse. In 2021, we engaged with community-based organizations, conducted career interest workshops in local schools, and focused our employee mentorship program on females. We also led a separate targeted development program for select employees to support the growth and development of female and ethnically diverse talent. We offer several employee resource groups (“ERGs”) and host mostly virtual activities throughout each year. We have ERGs to support African-American, Hispanic, veterans, LGBTQ+, female and Asian employees, among others, and held several sponsored conversations between senior executives and the ERGs.
In order to provide additional transparency, we are enhancing our corporate website to include more information on our diversity, equity and inclusion program and plans, which are led by our Chief Diversity, Equity and Inclusion Officer, with the full support of our Chief Human Resources Officer, executive leadership team, Compensation and Human Capital Committee and Board. We plan to post consolidated EEO-1 report data on our website by the end of the first quarter of 2022.
The following graph shows the percentage of total employees represented by females and males overall and for our officers as of December 31, 2021:

ITEM 1. BUSINESS
NISOURCE INC.
The following graph shows the percentage of total employees represented by race/ethnicity overall and for our officers as of December 31, 2021:
Talent Development and Retention. We offer leadership development programs to enhance the behaviors and skills of our existing and future leaders. In 2021, we had participation from employees of all levels. We also offer extensive technical and non-technical employee development training programs.
We strive to provide promotion and advancement opportunities for employees. In 2021, 86% of all leadership positions at the supervisor and above level were filled internally. We develop and implement targeted development action plans to increase succession candidate readiness for leadership roles. We also monitor the risk and potential impact of talent loss and take action to increase retention of top talent. Retention at NiSource in 2021 was over 89%. Retention is calculated using the total number of separations divided by the average headcount for the annual period. In addition to voluntary separations, separations include involuntary separation (2.0%), resignation (4.6%), and retirement (4.2%).
Talent Attraction. To recruit and hire individuals with a variety of skills, talents, backgrounds and experiences, we value and cultivate relationships with community and diversity outreach sources. We also target jobs fairs including those focused on people of color, veteran and women candidates and partner with local colleges and universities to identify and recruit qualified applicants in the communities we serve.
Similar to other companies that are adjusting in a COVID-19 environment, we are focused on our future of work and creating a more flexible, agile model for roles that can be performed in a more virtual setting. We anticipate expanding our recruiting footprint for certain roles that do not require to be in-person within our operating states.
Succession Planning. We perform succession planning quarterly for officer-level and critical roles to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Not only is talent identified, but potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. We maintain formal succession plans for our Chief Executive Officer ("CEO") and key executive officers. The succession plan for our CEO is reviewed by the Nominating and Governance Committee and the succession plans for executive officers (other than the CEO) and critical roles are reviewed by the Compensation and Human Capital Committee annually or more frequently as needed.
Employee and Workplace Health and Safety. We have a number of programs to support employees and their families’ physical, mental, and financial well-being. These programs include a paid wellness day, telemedicine services, an Employee Assistance Program, Integrated Health Management navigation services, employee paid sick/disability leave and paid illness in

ITEM 1. BUSINESS
NISOURCE INC.
family days, competitive medical, dental, vision, life and long term disability programs including employee health savings account company contributions.
We also have a robust program to support employee, contractor and public safety, which is led by our Chief Safety Officer and is under the oversight of the Environmental, Safety and Sustainability Committee of our Board. We plan to publish a comprehensive safety report on our corporate website either before or in conjunction with our upcoming integrated annual report to provide additional transparency on our safety program. In response to COVID-19, we have implemented procedures designed to protect our employees who work in the field and who continue to work in operational and corporate facilities, including social distancing and wearing face coverings. We have also implemented work-from-home policies and practices. We are continuously evaluating changes to the Centers for Disease Control and Prevention ("CDC") guidance, and updating our safety measures accordingly, in order to ensure employee and customer safety during the pandemic. We are following federal, state, and local laws, regulations and guidelines related to the COVID-19 vaccinations. For more information regarding our response to the pandemic, see “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary” in this report.
Culture and Engagement. Our culture is another important aspect of our ability to advance our strategic and operational objectives. In addition to our diversity, equity and inclusion, recruiting, development and retention programs described above, we also invest in internal communications programs, including in-person and virtual learning and networking opportunities as well as regular executive communications to employees. Our executive leadership team, including our Chief Executive Officer, communicates directly and regularly with all employees on timely ethics topics through electronic messages, coffee chats, management forums and all-employee town hall meetings. These communications emphasize the importance of our values and culture in the workplace. In addition, we offer in-person and virtual employee community service opportunities and we support employees’ personal volunteering and charitable giving through our charitable matching program.
To instill and reinforce our values and culture, we require our employees to participate in regular training on rotating ethics and compliance topics each year, including, among others, raising concerns, treating others with respect, preventing discrimination in the workplace, anti-bribery and corruption, data protection, unconscious biases, harassment, conflicts of interest, and the anonymous ethics and compliance hotline. All employees receive training on our Code of Business Conduct biannually or more frequently if there is a material change in content. Our business ethics program, including the employee training program, is reviewed annually by our executive leadership team and the Audit Committee of our Board.
We measure and monitor culture and employee engagement through a variety of channels including pulse surveys and engagement surveys. Our Compensation and Human Capital Committee reviews reports from our Chief Human Resources Officer and Chief Diversity, Equity and Inclusion Officer on employee engagement and corporate culture. Our Board reviews results and action plans related to our enterprise-wide comprehensive employee engagement survey.
Other Relevant Business Information
Our customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.
For a listing of material subsidiaries of NiSource refer to Exhibit 21.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
NISOURCE INC.
The following is a list of our executive officers, including their names, ages, offices held and other recent business experience.

Name	Age	Office(s) Held in Past 5 Years
Lloyd M. Yates	61	President and Chief Executive Officer of NiSource since February 2022
		Executive Vice President, Customer and Delivery Operations, and President, Carolina Region, at Duke Energy Corporation, an electric power and natural gas company, from 2014 to 2019.
Donald E. Brown	50	Executive Vice President, Chief Financial Officer and President, NiSource Corporate Services
		Executive Vice President of NiSource since May 2015.
		Chief Financial Officer of NiSource since July 2015.
		President, NiSource Corporate Services since June 2020.
Kimberly S. Cuccia	38	Vice President, Interim General Counsel and Corporate Secretary
		Vice President and Deputy General Counsel, Regulatory, of NiSource Corporate Services Company, from January 2021 to December 2021.
		Vice President and General Counsel, Columbia Gas of Massachusetts, NiSource Corporate Services Company, from October 2019 to December 2020.
		Vice President and General Counsel, Massachusetts Restoration, NiSource Corporate Services Company, from October 2018 to October 2019.
Shawn Anderson	40	Senior Vice President and Chief Strategy and Risk Officer of NiSource since June 2020.
		Vice President, Strategy of NiSource from January 2019 to May 2020.
		Vice President of NiSource from May 2018 to December 2018.
		Treasurer and Chief Risk Officer of NiSource from June 2016 to December 2018.
Charles E. Shafer, II	52	Senior Vice President and Chief Safety Officer of NiSource since October 2019.
		Senior Vice President, Gas Engineering and Gas Support Services of NiSource Corporate Services Company from January 2019 to September 2019.
		Senior Vice President, Customer Services and New Business of NiSource Corporate Services Company from May 2016 through December 2018.
Violet G. Sistovaris	60	Executive Vice President and Chief Experience Officer
		Executive Vice President of NiSource since July 2015.
		Chief Experience Officer of NiSource since June 2020.
		President, NIPSCO, of NiSource from July 2015 to May 2020.
Pablo A. Vegas	48	Executive Vice President, Chief Operating Officer and President, NiSource Utilities.
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
		President, Gas Utilities of NiSource from January 2019 to May 2020.
		Chief Restoration Officer of NiSource from September 2018 to December 2018.
		Executive Vice President, Gas Business Segment and Chief Customer Officer of NiSource from May 2017 to September 2018.
		President, Columbia Gas Group, of NiSource from May 2016 to May 2017.

ITEM 1A. RISK FACTORS
NISOURCE INC.
SUMMARY OF RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. This summary is not intended to be complete and should only be read together with the information set forth in “Item 1A, Risk Factors” in this report.
Operational Risks
•We may not be able to execute our business plan or growth strategy.
•Our gas distribution and transmission activities, as well as generation, transmission and distribution of electricity, involve a variety of inherent hazards and operating risks.
•Failure to adapt to advances in technology and manage the related costs could make us less competitive.
•Aging infrastructure may lead to disruptions in operations and increased capital expenditures and maintenance costs.
•Our insurance may not provide protection against all significant losses.
•The implementation of our electric generation strategy may not achieve intended results.
•Our capital projects and programs subject us to construction risks and natural gas costs and supply risks, and are subject to regulatory oversight.
•Fluctuations in weather, gas and electricity commodity costs, inflation and economic conditions impact demand of our customers and our operating results.
•Fluctuations in the price of energy commodities or their related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands may have a negative impact on our financial results.
•Failure to attract and retain an appropriately qualified workforce, and maintain good labor relations, could harm our results of operations.
•If we cannot effectively manage new initiatives and organizational changes, we will be unable to address the opportunities and challenges presented by our strategy and the business and regulatory environment.
•Actions of activist stockholders could negatively affect our business and stock price and cause us to incur significant expenses.
•We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations.
•A cyber-attack on any of our or certain third-party technology systems upon which we rely may adversely affect our ability to operate and could lead to a loss or misuse of confidential and proprietary information or potential liability.
•Compliance with and changes in cybersecurity requirements have a cost and operational impact on our business.
•We are exposed to significant reputational risks, which make us vulnerable to a loss of cost recovery, increased litigation and negative public perception.
•We have continued financial liabilities related to the sale of the Massachusetts Business.
•The impacts of catastrophic events may disrupt operations and reduce the ability to service customers.
•The physical impacts of climate change and the transition to a lower carbon future are affecting our business.
•We are subject to risks associated with the implementation and efforts to achieve our carbon emission reduction goals.
Financial, Economic and Market Risks
•We have substantial indebtedness which could adversely affect our financial condition.
•A drop in our credit ratings could adversely impact our cash flows, results of operation, financial condition and liquidity.
•The global outbreak of the novel coronavirus and its variants (COVID-19) has adversely impacted and may continue to adversely impact our business, results of operations, financial condition, liquidity and cash flows.
•Adverse economic and market conditions could materially and adversely affect our business, results of operations, cash flows, financial condition and liquidity.
•Most of our revenues are subject to economic regulation and are exposed to the impact of regulatory rate reviews.
•The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.
•Our business operations are subject to economic conditions in certain industries.
•We are exposed to risk that customers will not remit payment for delivered energy or services, and that suppliers or counterparties will not perform under various financial or operating agreements.
•We are dependent on cash generated by our subsidiaries to meet our debt obligations and pay dividends on our stock.
•The trading prices for our Equity Units are expected to be affected by, among other things, the trading prices of our common stock, the general level of interest rates and our credit quality.

ITEM 1A. RISK FACTORS
NISOURCE INC.
•The early settlement right triggered under certain circumstances and the supermajority rights of the mandatory convertible preferred stock following a fundamental change, could discourage a potential acquirer.
•Our Equity Units and the issuance and sale of common stock in settlement of the purchase contracts and conversion of mandatory convertible preferred stock may adversely affect the market price of our common stock and will cause dilution to our stockholders.
•Capital market performance and other factors may decrease the value of benefit plan assets, which then could require significant additional funding and impact earnings.
•Any future impairments of goodwill could result in a significant charge to earnings in a future period and negatively impact our compliance with certain covenants under financing agreements.
•Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, results of operations and cash flows.
Litigation, Regulatory and Legislative Risks
•The outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation related to our business operations may have a material adverse effect on our results of operations, financial position or liquidity.
•The Greater Lawrence Incident has materially adversely affected and may continue to materially adversely affect our financial condition, results of operations and cash flows.
•Our settlement with the U.S. Attorney’s Office in respect of federal charges in connection with the Greater Lawrence Incident may expose us to further penalties, liabilities and private litigation, and may impact our operations.
•We could be materially adversely affected if we fail to comply with the laws, regulations and tariffs that apply to our businesses.
•The cost of compliance with environmental laws, and changes to or additions to, or reinterpretations of the laws, could be significant. Liability from the failure to comply with existing or changed environmental laws could have a material adverse effect on our business, results of operations, cash flows and financial condition.
•Changes in taxation and the ability to quantify such changes as well as challenges to tax positions could adversely affect our financial results.
OPERATIONAL RISKS
We may not be able to execute our business plan or growth strategy, including utility infrastructure investments.
Business or regulatory conditions may result in us not being able to execute our business plan or growth strategy, including identified, planned and other utility infrastructure investments, which includes investments related to natural gas pipeline modernization and investments related to our renewable energy projects and the build-transfer execution goals within our business plan. Our “NiSource Next” initiative, a comprehensive program designed to identify long-term sustainable capability enhancements and cost optimization improvements, has increased the volume and pace of change and may not be effective as it continues. Our customer and regulatory initiatives may not achieve planned results. Utility infrastructure investments may not materialize, may cease to be achievable or economically viable and may not be successfully completed. Natural gas may cease to be viewed as an economically and environmentally attractive fuel. Certain environmental activist groups, investors and governmental entities continue to oppose natural gas delivery and infrastructure investments because of perceived environmental impacts associated with the natural gas supply chain and end use. Energy conservation, energy efficiency, distributed generation, energy storage, policies favoring electric heat over gas heat and other factors may reduce demand for natural gas and electricity. In addition, we consider acquisitions or dispositions of assets or businesses, joint ventures and mergers from time to time as we execute on our business plan and growth strategy. Any of these circumstances could adversely affect our results of operations and growth prospects. Even if our business plan and growth strategy are executed, there is still risk of, among other things, human error in maintenance, installation or operations, shortages or delays in obtaining equipment, and performance below expected levels (in addition to the other risks discussed in this section). We are currently experiencing, and expect to continue to experience, supply chain challenges impacting our ability to obtain materials for our gas and electric projects. Risks to our capital projects is described in a separate risk factor below.

ITEM 1A. RISK FACTORS
NISOURCE INC.
Our gas distribution and transmission activities, as well as generation, transmission and distribution of electricity, involve a variety of inherent hazards and operating risks, including potential public safety risks.
Our gas distribution and transmission activities, as well as generation, transmission, and distribution of electricity, involve a variety of inherent hazards and operating risks, including, but not limited to, gas leaks and over-pressurization, downed power lines, stray electrical voltage, excavation or vehicular damage to our infrastructure, outages, environmental spills, mechanical problems and other incidents, which could cause substantial financial losses, as demonstrated in part by the Greater Lawrence Incident. We also have distribution propane assets that involve similar risks. In addition, these hazards and risks have resulted and may in the future result in serious injury or loss of life to employees and/or the general public, significant damage to property, environmental pollution, impairment of our operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial losses for NiSource and its stockholders. The location of pipeline facilities, including regulator stations, liquefied natural gas and underground storage, or generation, transmission, substation and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from such incidents. As with the Greater Lawrence Incident, certain incidents have subjected and may in the future subject us to litigation or administrative or other legal proceedings from time to time, both civil and criminal, which could result in substantial monetary judgments, fines, or penalties against us, be resolved on unfavorable terms, and require us to incur significant operational expenses. The occurrence of incidents has in certain instances adversely affected and could in the future adversely affect our reputation, cash flows, financial position and/or results of operations. We maintain insurance against some, but not all, of these risks and losses.
Failure to adapt to advances in technology and manage the related costs could make us less competitive and negatively impact our results of operations and financial condition.
A key element of our electric business model includes generating power at central station power plants to achieve economies of scale and produce power at a competitive cost. We continue to research, plan for, and implement new technologies that produce reliable, cost-efficient power or reduce power consumption and improve the impact on the environment. These technologies, many of which NiSource is implementing, include renewable energy, distributed generation, energy storage, and energy efficiency. Advances in technology, changes in laws or regulations (including subsidization) and other alternative methods of producing power could reduce the cost of electric generation from these sources to a level that is competitive with most central station power electric production, causing power sales to decline and the value of our generating facilities to decline. Other new technologies require us to make significant expenditures to remain competitive and may result in the obsolescence of certain operating assets.
Our natural gas business model depends on widespread utilization of natural gas for space heating as a core driver of revenues. Alternative energy sources, new technologies or alternatives to natural gas space heating, including cold climate heat pumps and/or efficiency of other products, could reduce demand and increase customer attrition, which would impact our ability to recover on our investments in our gas distribution assets.
In addition, customers are increasingly expecting additional communications, increased access to information, and expanded electronic capabilities regarding their electric and natural gas services, which, in some cases, involves additional investments in technology. We also rely on technology to adequately maintain key business records.
Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes, to offer services that meet customer demands and evolving industry standards, including environmental impacts associated with our products and services, and to recover all, or a significant portion of, any unrecovered investment in obsolete assets. A failure by us to effectively adapt to changes in technology and manage the related costs could harm our ability to remain competitive in the marketplace for our products and services and could have a material adverse impact on our results of operations and financial condition.
Aging infrastructure may lead to disruptions in operations and increased capital expenditures and maintenance costs, all of which could negatively impact our financial results.
We have risks associated with aging electric and gas infrastructure. These risks can be driven by threats such as, but not limited to, electrical faults, mechanical failure, internal corrosion, external corrosion, ground movement and stress corrosion and/or cracking. The age of these assets may result in a need for replacement, a higher level of maintenance costs, or unscheduled outages, despite efforts by us to properly maintain or upgrade these assets through inspection, scheduled maintenance and capital investment. In addition, the nature of the information available on aging infrastructure assets, which in some cases is incomplete, may make the operation of the infrastructure, inspections, maintenance, upgrading and replacement of the assets particularly challenging. Missing or incorrect infrastructure data may lead to (1) difficulty properly locating facilities, which

ITEM 1A. RISK FACTORS
NISOURCE INC.
can result in excavator damage and operational or emergency response issues, and (2) configuration and control risks associated with the modification of system operating pressures in connection with turning off or turning on service to customers, which can result in unintended outages or operating pressures. Also, additional maintenance and inspections are required in some instances in order to improve infrastructure information and records and address emerging regulatory or risk management requirements, which increases our costs.
Supply chain issues related to shortages of materials and transportation logistics may lead to delays in the maintenance and replacement of aging infrastructure, which could increase the probability and/or impact of a public safety incident. We lack diversity in suppliers of gas materials. We may not be effective in ensuring that we can obtain adequate emergency supply on a timely basis in each state, that no compromises are being made on quality and that we have alternate suppliers available. The failure to operate our assets as desired could result in interruption of electric service, major component failure at generating facilities and electric substations, gas leaks and other incidents, and an inability to meet firm service and compliance obligations, which could adversely impact revenues, and could also result in increased capital expenditures and maintenance costs, which, if not fully recovered from customers, could negatively impact our financial results.
We may be unable to obtain insurance on acceptable terms or at all, and the insurance coverage we do obtain may not provide protection against all significant losses.
Our ability to obtain insurance, as well as the cost and coverage of such insurance, are affected by developments affecting our business; international, national, state, or local events; and the financial condition and underwriting considerations of insurers. For example, some insurers are moving away from underwriting certain carbon-intensive energy-related businesses such as those in the coal industry or those exposed to certain perils such as wildfires as well as gas explosion events or other infrastructure-related risks. The utility insurance market continues to be impacted by a prevalence of severe losses, and despite significant increases in rates over the past few years, markets are experiencing unacceptable loss ratios. We have not been able to obtain liability insurance coverage at previously procured limits at rates that are acceptable to us. Capacity limits insurers are willing to issue have decreased, requiring participation from more insurers to provide adequate coverage. Insurance coverage may not continue to be available at limits, rates or terms acceptable to us. The premiums we pay for our insurance coverage have significantly increased as a result of market conditions and the accumulated loss ratio over the history of our operations, and we do not expect those costs to decline. In addition, our insurance is not sufficient or effective under all circumstances and against all hazards or liabilities to which we are subject. For example, total expenses related to the Greater Lawrence Incident exceeded the total amount of liability coverage available under our policies. Certain types of damages, expenses or claimed costs, such as fines and penalties, have been and in the future may be excluded under the policies. In addition, insurers providing insurance to us may raise defenses to coverage under the terms and conditions of the respective insurance policies that could result in a denial of coverage or limit the amount of insurance proceeds available to us. Any losses for which we are not fully insured or that are not covered by insurance at all could materially adversely affect our results of operations, cash flows, and financial position.
The implementation of NIPSCO’s electric generation strategy, including the retirement of its coal generation units, may not achieve intended results.
Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources is well underway. We submitted an Integrated Resource Plan (the “Plan”) to the IURC, and our Preferred Energy Resource Plan, which refines the timeline to retire the Michigan City Generating Station to occur between 2026 and 2028. We submitted our 2021 Plan to the IURC in November 2021. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. The precise timing of the retirement will be informed by regulatory and policy changes, our ability to maintain reliability of the system and our ability to secure replacement capacity. For additional information, see “Results and Discussion of Segment Operations - Electric Operations,” in Management's Discussion and Analysis of Financial Condition and Results of Operations.
There are inherent risks and uncertainties in executing the projects associated with the 2018 and 2021 plans both for what has been already executed and what capacity is still planned, including changes in market conditions, supply chain disruptions, regulatory approvals, environmental regulations, commodity costs and customer expectations, which may impede NIPSCO’s ability to achieve the intended results and associated timelines. Changes in the cost, availability and supply of generation capacity may affect the implementation of the results from the 2021 Plan. Advancements in technology in replacement resources may not become commercially available or economically feasible as projected in the 2021 Plan and the implementation execution may vary from that which has been communicated. NIPSCO’s future success will depend, in part, on its ability to successfully implement its long-term electric generation plans, to offer services that meet customer demands and evolving industry standards, and to recover all, or a significant portion of, any unrecovered investment in obsolete assets.

ITEM 1A. RISK FACTORS
NISOURCE INC.
NIPSCO’s electric generation strategy could require significant future capital expenditures, operating costs and charges to earnings that may negatively impact our financial position, financial results and cash flows. An inability to secure and deliver on renewable projects would negatively impact our generation transition timeline, achievement of decarbonization goals and reputation.
Our capital projects and programs subject us to construction risks and natural gas costs and supply risks, and are subject to regulatory oversight, including requirements for permits, approvals and certificates from various governmental agencies.
Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, natural gas storage, and other projects, including projects for environmental compliance. We are engaged in intrastate natural gas pipeline modernization programs to maintain system integrity and enhance service reliability and flexibility. NIPSCO also is currently engaged in a number of capital projects, including environmental improvements to its electric generating stations, the construction of new transmission and distribution facilities, and new projects related to renewable energy. As we undertake these projects and programs, we may be unable to complete them on schedule or at the anticipated costs due in part to shortages in materials as described more fully below. Additionally, we may construct or purchase some of these projects and programs to capture anticipated future growth, which may not materialize, and may cause the construction to occur over an extended period of time.
Our existing and planned capital projects require numerous permits, approvals and certificates from federal, state, and local governmental agencies. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, we may be forced to incur additional costs, or we may be unable to recover any or all amounts invested in a project. We also may not receive the anticipated increases in revenue and cash flows resulting from such projects and programs until after their completion. Other construction risks include changes in the availability and costs of materials, equipment, commodities or labor (including changes to tariffs on materials), delays caused by construction incidents or injuries, work stoppages, shortages in qualified labor, poor initial cost estimates, unforeseen engineering issues, the ability to obtain necessary rights-of-way, easements and transmissions connections and general contractors and subcontractors not performing as required under their contracts.
We are monitoring risks related to increasing order and delivery lead times for construction and other materials, increasing risk associated with the unavailability of materials due to global shortages in raw materials and issues with transportation logistics, and risk of decreased construction labor productivity in the event of disruptions in the availability of materials critical to our gas and electric operations. Our efforts to enhance our resiliency to supply chain shortages may not be effective. We are also seeing increasing prices associated with certain materials, equipment and products, which impacts our ability to complete major capital projects at the cost that was planned and approved. To the extent that delays occur or costs increase, customer affordability as well as our business operations, results of operations, cash flows, and financial condition could be materially adversely affected. In addition, to the extent that delays occur on projects that target system integrity, the risk of an operational incident could increase. For more information on global availability of materials for our renewable projects, see " - Results and Discussion of Segment Operations - Electric Operations - Electric Supply and Generation Transition."
To the extent that delays occur, costs become unrecoverable or recovery is delayed, or we otherwise become unable to effectively manage and complete our capital projects, our results of operations, cash flows, and financial condition may be adversely affected.
A significant portion of the gas and electricity we sell is used by residential and commercial customers for heating and air conditioning. Accordingly, fluctuations in weather, gas and electricity commodity costs, inflation and economic conditions impact demand of our customers and our operating results.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on “normal” weather, which represents a long-term historical average. Significant variations from normal weather resulting from climate change or other factors could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, is sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased costs, thus affecting our financial results. Commodity prices have been increasing. Rising gas costs could heighten regulator and stakeholder sensitivity relative to the impact of base rate increases on customer affordability. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and factors such as unemployment, consumption and consumer confidence. Therefore, prevailing economic conditions affecting the demand of our customers may in turn affect our financial results.

ITEM 1A. RISK FACTORS
NISOURCE INC.
Fluctuations in the price of energy commodities or their related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands may have a negative impact on our financial results.
Our current electric generating fleet is dependent on coal and natural gas for fuel, and our gas distribution operations purchase and resell a portion of the natural gas we deliver to our customers. These energy commodities are subject to price fluctuations and fluctuations in associated transportation costs. We use physical hedging through the use of storage assets and use financial products in certain jurisdictions in order to offset fluctuations in commodity supply prices. We rely on regulatory recovery mechanisms in the various jurisdictions in order to fully recover the commodity costs incurred in selling energy to our customers. However, while we have historically been successful in the recovery of costs related to such commodity prices, there can be no assurance that such costs will be fully recovered through rates in a timely manner.
In addition, we depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to deliver the electricity and natural gas we sell to wholesale markets, supply natural gas to our gas storage and electric generation facilities, and provide retail energy services to our customers. If transportation is disrupted, or if capacity is inadequate, we may be unable to sell and deliver our gas and electric services to some or all of our customers. As a result, we may be required to procure additional or alternative electricity and/or natural gas supplies at then-current market rates, which, if recovery of related costs is disallowed, could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.
Failure to attract and retain an appropriately qualified workforce, and maintain good labor relations, could harm our results of operations.
We operate in an industry that requires many of our employees and contractors to possess unique technical skill sets. An aging workforce without appropriate replacements, the mismatch of skill sets to future needs, the unavailability of talent for internal positions, and the unavailability of contract resources may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge, and a lengthy time period associated with skill development. For example, certain skills, such as those related to construction, maintenance and repair of transmission and distribution systems are in high demand and have a limited supply. Current and prospective employees may determine that they do not wish to work for us due to market, economic, employment and other conditions, including those related to organizational changes as described in the risk factor below.
We face increased competition for talent in the current environment of sustained labor shortage and increased turnover rates. Additionally, any regulatory changes requiring us to enforce a COVID-19 vaccination mandate and how such a mandate is implemented could impact the availability of, and our ability to attract and retain, sufficient qualified employees. We are also facing increasing risk of worker illness and availability due to more contagious COVID-19 variants. These or other employee workforce factors could negatively impact our business, financial condition or results of operations.
A significant portion of our workforce is subject to collective bargaining agreements, several of which are currently being renegotiated. Our collective bargaining agreements are generally negotiated on an operating company basis with some companies having multiple bargaining agreements, which may span different geographies. Any failure to reach an agreement on new labor contracts or to renegotiate these labor contracts might result in strikes, boycotts or other labor disruptions. Our workforce continuity plans may not be effective in avoiding work stoppages that may result from labor negotiations or mass resignations. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our businesses, results of operations and/or cash flows.
Our strategic plan includes enhanced technology and transmission and distribution investments and a reduction in reliance on coal-fired generation. As part of our strategic plan, we will need to attract and retain personnel that are qualified to implement our strategy and may need to retrain or re-skill certain employees to support our long-term objectives.
Failure to hire and retain qualified employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce and maintain satisfactory collective bargaining agreements, safety, service reliability, customer satisfaction and our results of operations could be adversely affected.

ITEM 1A. RISK FACTORS
NISOURCE INC.
If we cannot effectively manage new initiatives and organizational changes, we will be unable to address the opportunities and challenges presented by our strategy and the business and regulatory environment.
In order to execute on our sustainable growth strategy and enhance our culture of ongoing continuous improvement, we must effectively manage the complexity and frequency of new initiatives and organizational changes. The organizational changes from the NiSource Next initiative have put short-term pressure on employees due to the volume and pace of change and, in some cases, loss of personnel. Front-line workers are being impacted by the variety of process and technology changes that are currently in progress.
If we are unable to make decisions quickly, assess our opportunities and risks, and successfully implement new governance, managerial and organizational processes as needed to execute our strategy in this increasingly dynamic and competitive business and regulatory environment, our financial condition, results of operations and relationships with our business partners, regulators, customers, employees and stockholders may be negatively impacted.
Actions of activist stockholders could negatively affect our business and stock price and cause us to incur significant expenses
We may be subject to actions or proposals from activist stockholders or others that may not be aligned with our long-term strategy or the interests of our other stockholders. We have had communications with an activist stakeholder. Our response to suggested actions, proposals, director nominations and contests for the election of directors activist stockholders could disrupt our business and operations, divert the attention of our board of directors, management and employees, and be costly and time‐consuming. Potential actions by activist stockholders or others may interfere with our ability to execute our strategic plans; create perceived uncertainties as to the future direction of our business or strategy; cause uncertainty with our regulators; make it more difficult to attract and retain qualified personnel; and adversely affect our relationships with our existing and potential business partners. Any of the foregoing could adversely affect our business, financial condition and results of operations. Also, we may be required to incur significant fees and other expenses related to responding to shareholder activism, including for third-party advisors. Moreover, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.
We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations.
Utilities rely on extensive networks of business partners and suppliers to support critical enterprise capabilities across their organizations. Like other companies in the utilities industry, we are seeing slowing deliveries from suppliers and in some cases materials and labor shortages for capital projects. We outsource certain services to third parties in areas including construction services, information technology, materials, fleet, environmental, operational services, corporate and other areas. In addition to delays and unavailability at times, outsourcing of services to third parties could expose us to inferior service quality or substandard deliverables, which may result in non-compliance (including with applicable legal requirements and industry standards), interruption of service or accidents, or reputational harm, which could negatively impact our results of operations. We do not have full visibility into our supply chain, which may impact our ability to serve customers in a safe, reliable and cost-effective manner. These risks include the risk of operational failure, reputation damage, disruption due to new supply chain disruptions, exposure to significant commercial losses and fines, and poorly positioned and distressed suppliers. If we continue to see delayed deliveries and shortages or if any other difficulties in the operations of these third-party suppliers and service providers, including their systems, were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.
A cyber-attack on any of our or certain third-party technology systems upon which we rely may adversely affect our ability to operate and could lead to a loss or misuse of confidential and proprietary information or potential liability.
We are reliant on technology to run our business, which is dependent upon financial and operational technology systems to process critical information necessary to conduct various elements of our business, including the generation, transmission and distribution of electricity; operation of our gas pipeline facilities; and the recording and reporting of commercial and financial transactions to regulators, investors and other stakeholders. In addition to general information and cyber risks that all large corporations face (e.g., ransomware, malware, unauthorized access attempts, phishing attacks, malicious intent by insiders, third-party software vulnerabilities and inadvertent disclosure of sensitive information), the utility industry faces evolving and increasingly complex cybersecurity risks associated with protecting sensitive and confidential customer and employee information, electric grid infrastructure, and natural gas infrastructure. Deployment of new business technologies, along with maintaining legacy technology, represents a large-scale opportunity for attacks on our information systems and confidential customer and employee information, as well as on the integrity of the energy grid and the natural gas infrastructure. Increasing

ITEM 1A. RISK FACTORS
NISOURCE INC.
large-scale corporate attacks in conjunction with more sophisticated threats continue to challenge power and utility companies. Any failure of our technology systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our business and could result in a financial loss and possibly do harm to our reputation.
Additionally, our information systems experience ongoing, often sophisticated, cyber-attacks by a variety of sources, including foreign sources, with the apparent aim to breach our cyber-defenses. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such attacks, our cybersecurity program does not prevent all breaches or cyberattack incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and our operational technology. To our knowledge, none of these intrusions or attacks have resulted in a material cybersecurity intrusion or data breach. The risk of a disruption or breach of our operational technology, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted attacks have advanced in sophistication and number around the world. Technological complexities combined with advanced cyber-attack techniques, lack of cyber hygiene and human error can result in a cyber incident, such as a ransomware attack. Supplier non-compliance with cyber controls can also result in a cyber incident. Attacks can occur at any point in the supply chain or with any suppliers.
In addition, we collect and retain personally identifiable information of our customers, stockholders, and employees. Customers, stockholders, and employees expect that we will adequately protect their personal information. The regulatory environment surrounding information security and privacy is increasingly demanding.
Although we attempt to maintain adequate defenses to these attacks and work through industry groups and trade associations to identify common threats and assess our countermeasures, a security breach of our information systems and/or operational technology, or a security breach of the information systems of our customers, suppliers or others with whom we do business, could (i) adversely impact our ability to safely and reliably deliver electricity and natural gas to our customers through our generation, transmission and distribution systems and potentially negatively impact our compliance with certain mandatory reliability and gas flow standards, (ii) subject us to reputational and other harm or liabilities associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to our customers or employees, (iii) impact our ability to manage our businesses, and/or (iv) subject us to legal and regulatory proceedings and claims from third parties, in addition to remediation costs, any of which, in turn, could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects. Although we do maintain cyber insurance, it is possible that such insurance will not adequately cover any losses or liabilities we may incur as a result of a cybersecurity incident.
Compliance with and changes in cybersecurity requirements have a cost and operational impact on our business, and failure to comply with such laws and regulations could adversely impact our reputation, results of operations, financial condition and/or cash flows.
As cyberattacks are becoming more sophisticated, U.S. government warnings have indicated that critical infrastructure assets, including pipelines and electric infrastructure, may be specifically targeted by certain groups. In 2021, the Transportation Security Administration (“TSA”) announced two new security directives in response to a ransomware attack on the Colonial Pipeline that occurred earlier in the year. These directives require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. Such directives or other requirements may require expenditure of significant additional resources to respond to cyberattacks, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to comply with such government regulations or failure in our cybersecurity protective measures may result in enforcement actions that may have a material adverse effect on our business, results of operations and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.
We are exposed to significant reputational risks, which make us vulnerable to a loss of cost recovery, increased litigation and negative public perception.
As a utility company, we are subject to adverse publicity focused on the reliability of our services, the speed with which we are able to respond effectively to electric outages, natural gas leaks or events and related accidents and similar interruptions caused by storm damage, physical or cyber security incidents, or other unanticipated events, as well as our own or third parties' actions or failure to act. We are subject to prevailing labor markets and high attrition, which may impact the speed of our customer service response. We are also facing supply chain challenges, the impacts of which may adversely impact our reputation in

ITEM 1A. RISK FACTORS
NISOURCE INC.
several areas as described elsewhere in these risk factors. We are also subject to adverse publicity related to actual or perceived environmental impacts. If customers, legislators, or regulators have or develop a negative opinion of us, this could result in less favorable legislative and regulatory outcomes or increased regulatory oversight, increased litigation and negative public perception. The adverse publicity and investigations we experienced as a result of the Greater Lawrence Incident may have an ongoing negative impact on the public’s perception of us. It is difficult to predict the ultimate impact of this adverse publicity. The foregoing may have continuing adverse effects on our business, results of operations, cash flow and financial condition.
We have continued financial liabilities related to the sale of the Massachusetts Business.
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
A disruption or failure of natural gas distribution systems, or within electric generation, transmission or distribution systems, in the event of a major hurricane, tornado, terrorist attack, acts of war, civil unrest, cyber-attack (as further detailed above), accident, public health emergency, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. We have experienced disruptions in the past from hurricanes and tornadoes and other events of this nature. Also, companies in our industry face a heightened risk of exposure to acts of terrorism and vandalism. Our electric and gas physical infrastructure may be targets of physical security threats or terrorist activities that could disrupt our operations. We have increased security given the current environment and may be required by regulators or by the future threat environment to make investments in security that we cannot currently predict. In addition, the supply chain constraints that we are experiencing could impact timely restoration of services. The occurrence of such events could adversely affect our financial position and results of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.
The physical impacts of climate change and the transition to a lower carbon future are impacting our business.
Climate change is exacerbating the risks to our physical infrastructure by increasing the frequency of extreme weather, including heat stresses to power lines and storms and floods that damage infrastructure. In addition, climate change is likely to cause lake and river level changes that affect the manner in which services are currently provided and droughts or other stresses on water used to supply services, and other extreme weather conditions. We have adapted and will continue to evolve our infrastructure and operations to meet current and future needs of our stakeholders. With higher frequency of these and possibly other extreme weather events it may become more costly for us to safely and reliably deliver certain products and services to our customers. Some of these costs may not be recovered. To the extent that we are unable to recover those costs, or if higher rates resulting from recovery of such costs result in reduced demand for services, our future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events increases, it may impact our ability to secure cost-efficient insurance as described above.
Our strategy may be impacted by policy and legal, technology, market, and reputational risks and opportunities that are associated with the transition to a lower-carbon economy, as disclosed in other risk factors in this section. As a result of increased awareness regarding climate change, coupled with adverse economic conditions, availability of alternative energy sources, including private solar, microturbines, fuel cells, energy-efficient buildings and energy storage devices, and new regulations restricting emissions, including potential regulations of methane emissions, some consumers and companies may use less energy, meet their own energy needs through alternative energy sources or avoid expansions of their facilities, including natural gas facilities, resulting in less demand for our services. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services, which may result in, among other things, our generating facilities becoming less competitive and economical. Further, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels could result in a significant impact on our electric generation and natural gas businesses in the future. Conversely, demand for our services may increase as a result of

ITEM 1A. RISK FACTORS
NISOURCE INC.
customer changes in response to climate change. For example, as the utilization of electric vehicles increases, demand for electricity may increase, resulting in increased usage of our systems and services. Any negative opinions with respect to our environmental practices or our ability to meet the challenges posed by climate change formed by regulators, customers, investors or legislators could harm our reputation and change the perceived value of our products and services.
Changes in policy to combat climate change, and technology advancement, each of which can also accelerate the implications of a transition to a lower carbon economy, may materially adversely impact our business, financial position, results of operations, and cash flows.
We are subject to operational and financial risks and liabilities associated with the implementation and efforts to achieve our carbon emission reduction goals.
NIPSCO’s electric generation transition is a key element of our goal to achieve a 90% reduction in our Scope 1 GHG emissions by 2030 compared with 2005 levels. Our analysis and plan for execution, which is outlined in the NIPSCO 2021 Integrated Resource Plan, requires us to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of our underlying assumptions prove incorrect, our actual results and ability to achieve our emissions goal could differ materially from our expectations. Certain of the assumptions that could impact our ability to meet our emissions goal include, but are not limited to: the accuracy of current emission measurements, service territory size and capacity needs remaining in line with expectations; regulatory approval; impacts of future environmental regulations or legislation; impact of future GHG pricing regulations or legislation, including a future carbon tax or methane fee; price, availability and regulation of carbon offsets; price of fuel, such as natural gas; cost of energy generation technologies, such as wind and solar, natural gas and storage solutions; adoption of alternative energy by the public, including adoption of electric vehicles; rate of technology innovation with regards to alternative energy resources; our ability to implement our modernization plans for our pipelines and facilities; the ability to complete and implement generation alternatives to NIPSCO’s coal generation and retirement dates of NIPSCO’s coal facilities by 2030; the ability to construct and/or permit new natural gas pipelines; the ability to procure resources needed to build at a reasonable cost, the lack of scarcity of resources and labor, project cancellations, construction delays or overruns and the ability to appropriately estimate costs of new generation; impact of any supply chain disruptions; and enhancement of energy efficiencies. Any negative opinions with respect to these goals or our environmental practices, including any inability to achieve, or a scaling back of these goals, formed by regulators, customers, investors or legislators could harm our reputation and have an adverse effect on our financial condition.
FINANCIAL, ECONOMIC AND MARKET RISKS
We have substantial indebtedness which could adversely affect our financial condition.
Our business is capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. We had total consolidated indebtedness of $9,801.5 million outstanding as of December 31, 2021. Our substantial indebtedness could have important consequences. For example, it could:
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

ITEM 1A. RISK FACTORS
NISOURCE INC.
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
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions if our credit ratings (including the standalone credit ratings of certain of our subsidiaries) are dropped below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of gas or power. As of December 31, 2021, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $56.2 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
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
The global outbreak of the novel coronavirus and its variants (COVID-19) has adversely impacted and may continue to adversely impact our business, results of operations, financial condition, liquidity and cash flows.
The COVID-19 pandemic has resulted in widespread impacts on the global economy and financial markets and could lead to a prolonged reduction in economic activity, extended disruptions to supply chains and capital markets, and reduced labor availability and productivity. We continue to monitor how COVID-19 is affecting our workforce, customers, suppliers, operations, financial results and cash flow. The extent of the impact in the future will vary and depend on the duration and severity of the impact on the global, national and local economies.
Our future operating results and liquidity may continue to be impacted by the pandemic, but the extent of the impact remains uncertain. Primarily in 2020, we experienced lower revenues, higher expenses for personal protective equipment and supplies, and higher bad debt expense as a consequence of the pandemic, which negatively impacted our results of operations. Although our revenues were higher in 2021 compared to 2020, we may continue to experience ongoing impact of the pandemic, which includes, but is not limited to:
•Lower revenue and cash flow, resulting from the decrease in commercial and industrial gas and electric demand as businesses comply with operating restrictions and/or businesses experience negative economic impact from the pandemic, potentially offset by higher residential demand;
•Lower revenue and cash flow in the event of the suspension of late payment and reconnection fees in some jurisdictions;
•A decline in revenue due to an increase in customer attrition rates, as well as lower revenue growth if customer additions slow due to a prolonged economic downturn;
•A continued increase in bad debt and a decrease in cash flows resulting from the suspension of shut-offs and the inability of our customers to pay for their gas and electric service due to job loss or other factors, partially offset by regulatory deferrals;
•Lower revenues on a prolonged basis resulting from higher customer bankruptcies, predominately focused on commercial and industrial customers not able to sustain operations through any broader economic downturn;
•A continued delay in cash flows as more customers utilize the more flexible payment plans we offer; and
•An increase in internal labor costs from higher overtime.
We also face the risk of not achieving operational compliance and/or customer requirements because of work restrictions or unavailable employees due to the pandemic. For more information regarding the items above and additional items related to the pandemic that we are evaluating and monitoring, please see our discussion of these topics in Part II., Item 7. "Management

ITEM 1A. RISK FACTORS
NISOURCE INC.
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
The duration and ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, including liquidity, capital and financing resources, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted at this time. Such factors and developments may include the geographic spread, severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases; the further spread of the Delta variant, Omicron variant or the emergence of other new or more contagious variants that may render vaccines ineffective or less effective; disruption to our operations resulting from employee illnesses or any inability to attract, retain or motivate employees; the development, availability and administration of effective treatment or vaccines and the willingness of individuals to receive a vaccine or otherwise comply with various mandates; the extent and duration of the impact on the U.S. or global economy, including the pace and extent of recovery when the COVID-19 pandemic subsides; and the actions that have been or may be taken by various governmental authorities in response to the outbreak.
Adverse economic and market conditions, including as a result of the COVID-19 pandemic, increases in interest rates or changes in investor sentiment could materially and adversely affect our business, results of operations, cash flows, financial condition and liquidity.
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
In connection with the pandemic, certain state regulatory commissions instituted disconnection moratoriums and the suspension of collection of late payment fees, deposits and reconnection fees, which impacted our ability to pursue our standard credit risk mitigation practices. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to record a regulatory asset for bad debt expense above levels currently in rates. We have reinstated our common credit mitigation practices as moratoriums have expired, but it is possible that such moratoriums will be reinstated as the pandemic continues.
In addition, the pandemic has impacted our physical business operations, resulting in delays in conducting certain residential work and additional costs required to comply with pandemic-related health and safety protocols.
Further, we rely on access to the capital markets to finance our liquidity and long-term capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically relied on long-term debt and on the issuance of equity securities to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital and credit markets, including the banking and commercial paper markets, on competitive terms and rates. An economic downturn or uncertainty, market turmoil, changes in interest rates, changes in tax policy, challenges faced by financial institutions, changes in our credit ratings, or a change in investor sentiment toward us or the utilities industry generally could adversely affect our ability to raise additional capital or refinance debt. For example, because NIPSCO’s current generating facilities substantially rely on coal for its operations, certain financial institutions may choose not to participate in our financing arrangements. In addition, large institutional investors may choose to sell or choose not to purchase our stock due to environmental, social and governance (“ESG”) concerns or concerns regarding renewable energy supply chain challenges. Reduced access to capital markets, increased borrowing costs, and/or lower equity valuation levels could reduce future earnings per share and cash flows. Refer to Note 15, “Long-Term Debt,” in the Notes to Consolidated Financial Statements for information related to outstanding long-term debt and maturities of that debt. In addition, any rise in interest rates may lead to higher borrowing costs, which may adversely impact reported earnings, cost of capital and capital holdings.
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

ITEM 1A. RISK FACTORS
NISOURCE INC.
Most of our revenues are subject to economic regulation and are exposed to the impact of regulatory rate reviews and proceedings.
Most of our revenues are subject to economic regulation at either the federal or state level. As such, the revenues generated by us are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the rates charged to customers and directly impact revenues. Our financial results are dependent on frequent regulatory proceedings in order to ensure timely recovery of costs and investments. As described in more detail in the risk factor below, the outcomes of these proceedings are uncertain, potentially lengthy and could be influenced by many factors, some of which may be outside of our control, including the cost of providing service, the necessity of expenditures, the quality of service, regulatory interpretations, customer intervention, economic conditions and the political environment. Further, the rate orders are subject to appeal, which creates additional uncertainty as to the rates that will ultimately be allowed to be charged for services.
The actions of regulators and legislators could result in outcomes that may adversely affect our earnings and liquidity.
The rates that our electric and natural gas companies charge their customers are determined by their state regulatory commissions and by the FERC. These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through the North American Electric Reliability Corporation (NERC).
Under state and federal law, our electric and natural gas companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Our electric and natural gas companies are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing concerns. Any change in rates, including changes in allowed rate of return, are subject to regulatory approval proceedings that can be contentious, lengthy, and subject to appeal. This may lead to uncertainty as to the ultimate result of those proceedings. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including cost recovery mechanisms. The ultimate outcome and timing of regulatory rate proceedings could have a significant effect on our ability to recover costs or earn an adequate return. Adverse decisions in our proceedings could adversely affect our financial position, results of operations and cash flows.
There can be no assurance that regulators will approve the recovery of all costs incurred by our electric and natural gas companies, including costs for construction, operation and maintenance, and compliance with current and future changes in environmental, federal pipeline safety, critical infrastructure and cyber security laws and regulations. Challenges arise with state regulators on inflationary pricing for electric and gas materials and potential price increases, ensuring that updated pricing for electric and gas materials is included in plans and regulatory assumptions, and ensuring there is a regulatory recovery model for emergency inventory stock. There is debate among state regulators and other stakeholders over how to transition to a decarbonized economy and prudency arguments relative to investing in natural gas assets when the depreciable life of the assets may be shortened due to electrification. The inability to recover a significant amount of operating costs could have an adverse effect on a company’s financial position, results of operations and cash flows.
Changes to rates may occur at times different from when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs for the companies.
In addition to the risk of disallowance of incurred costs, regulators may also impose downward adjustments in a company’s allowed ROE as well as assess penalties and fines. Regulators may reduce ROE to mitigate potential customer bill increases due to items unrelated to capital investments such as potential increases in taxes and incremental costs related to COVID-19. These actions would have an adverse effect on our financial position, results of operations and cash flows.
Our electric business is subject to mandatory reliability and critical infrastructure protection standards established by NERC and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject our electric utilities to higher operating costs. In addition, compliance with PHMSA regulations could subject our gas utilities to higher operating costs. If our

ITEM 1A. RISK FACTORS
NISOURCE INC.
businesses are found to be in noncompliance, we could be subject to sanctions, including substantial monetary penalties, or damage to our reputation.
Changes in tax laws, as well as the potential tax effects of business decisions, could negatively impact our business, results of operations (including our expected project returns from our planned renewable energy projects), financial condition and cash flows.
Our business operations are subject to economic conditions in certain industries.
Business operations throughout our service territories have been and may continue to be adversely affected by economic events at the national and local level where our businesses operate. In particular, sales to large industrial customers, such as those in the steel, oil refining, industrial gas and related industries, are impacted by economic downturns, including the downturn resulting from the COVID-19 pandemic; geographic or technological shifts in production or production methods; and consumer demand for environmentally friendly products and practices. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, inflation and increasing costs, and fluctuating demand for its products. In addition, our results of operations are negatively impacted by lower revenues resulting from higher bankruptcies, predominately focused on commercial and industrial customers not able to sustain operations through the economic disruptions related to the pandemic.
We are exposed to risk that customers will not remit payment for delivered energy or services, and that suppliers or counterparties will not perform under various financial or operating agreements.
Our extension of credit is governed by a Corporate Credit Risk Policy, involves considerable judgment by our employees and is based on an evaluation of a customer or counterparty’s financial condition, credit history and other factors. We monitor our credit risk exposure by obtaining credit reports and updated financial information for customers and suppliers, and by evaluating the financial status of our banking partners and other counterparties by reference to market-based metrics such as credit default swap pricing levels, and to traditional credit ratings provided by the major credit rating agencies. Adverse economic conditions result in an increase in defaults by customers, suppliers and counterparties. As stated above, in connection with the COVID-19 pandemic, state regulatory moratoriums, which have now expired, impacted our ability to pursue our standard credit risk mitigation practices.
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
The trading prices for our Equity Units, initially consisting of Corporate Units, and related treasury units and Series C mandatory convertible preferred stock, are expected to be affected by, among other things, the trading prices of our common stock, the general level of interest rates and our credit quality.
The trading prices of the Equity Units, initially consisting of Corporate Units, which are listed on the New York Stock Exchange, and the related treasury units and Series C mandatory convertible preferred stock in the secondary market, are expected to be affected by, among other things, the trading prices of our common stock, the general level of interest rates and our credit quality. It is impossible to predict whether the price of our common stock or interest rates will rise or fall. The price of our common stock could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the risk factors herein, many of which events and factors are beyond our control. Fluctuations in interest rates may give rise to arbitrage opportunities based upon changes in the relative value of the common stock underlying the purchase contracts and of the other components of the Equity Units. Any such arbitrage could, in turn, affect the trading prices of the Corporate Units, treasury units, mandatory convertible preferred stock and our common stock.
The early settlement right triggered under certain circumstances and the supermajority rights of the mandatory convertible preferred stock following a fundamental change, could discourage a potential acquirer.
The fundamental change early settlement right with respect to the purchase contracts triggered under certain circumstances by a fundamental change and the supermajority voting rights of the mandatory convertible preferred stock in connection with certain

ITEM 1A. RISK FACTORS
NISOURCE INC.
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
•possible sales of our common stock by investors who view our Equity Units, initially consisting of Corporate Units, or related mandatory convertible preferred stock as a more attractive means of equity participation in us than owning shares of our common stock; and
•hedging or arbitrage trading activity that may develop involving our Equity Units, initially consisting of Corporate Units, or related mandatory convertible preferred stock and our common stock.
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
A significant charge in the future could impact the capitalization ratio covenant under certain financing agreements. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2021, the ratio was 57.4%.

ITEM 1A. RISK FACTORS
NISOURCE INC.
Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, results of operations and cash flows.
Some of our indebtedness bears interest at a variable rate based on LIBOR. From time to time, we also enter into hedging instruments to manage our exposure to fluctuations in the LIBOR benchmark interest rate. In addition, these hedging instruments, as well as hedging instruments that our subsidiaries use for hedging natural gas price and basis risk, rely on LIBOR-based rates to calculate interest accrued on certain payments that may be required to be made under these agreements, such as late payments or interest accrued if any cash collateral should be held by a counterparty. Any changes announced by regulators in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change.
In July 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the Board of Governors of the U.S. Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the U.S. Comptroller of the Currency collectively issued a statement encouraging banks to stop entering into financial contracts that use LIBOR as a reference rate as soon as possible, and no later than December 31, 2021. In March 2021, the FCA announced that 1-week and 2‑month U.S. Dollar (“USD”) LIBOR will cease publication after December 31, 2021, and that the remaining USD LIBOR tenors will cease publication after June 30, 2023. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. On February 18, 2022, we entered into an amended and restated revolving credit agreement which, among other things, amended the interest rate provisions applicable to borrowings under this agreement to utilize SOFR as the reference rate, rather than LIBOR. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repurchase agreement financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR.
In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with, the interest rates or payments that would have been made on our obligations if a LIBOR-based rate was available in its current form.
LITIGATION, REGULATORY AND LEGISLATIVE RISKS
The outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation related to our business operations may have a material adverse effect on our results of operations, financial position or liquidity.
We are involved in legal and regulatory proceedings, investigations, inquiries, claims and litigation in connection with our business operations, including those related to the Greater Lawrence Incident, the most significant of which are summarized in Note 19, “Other Commitments and Contingencies,” in the Notes to Consolidated Financial Statements. Our insurance does not cover all costs and expenses that we have incurred relating to the Greater Lawrence Incident, and may not fully cover incidents that could occur in the future. Due to the inherent uncertainty of the outcomes of such matters, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.
The Greater Lawrence Incident has materially adversely affected and may continue to materially adversely affect our financial condition, results of operations and cash flows.
In connection with the Greater Lawrence Incident, we have incurred and will incur various costs and expenses. While we have recovered the full amount of our liability insurance coverage available under our policies, total expenses related to the incident exceeded such amount. Expenses in excess of our liability insurance coverage have materially adversely affected and may continue to materially adversely affect our results of operations, cash flows and financial position. We may also incur additional costs associated with the Greater Lawrence Incident, beyond the amount currently anticipated, including in connection with civil litigation. Further, state or federal legislation may be enacted that would require us to incur additional costs by mandating various changes, including changes to our operating practice standards for natural gas distribution operations and safety. In

ITEM 1A. RISK FACTORS
NISOURCE INC.
addition, if it is determined in other matters that we did not comply with applicable statutes, regulations or rules in connection with the operations or maintenance of our natural gas system, and we are ordered to pay additional amounts in penalties, or other amounts, our financial condition, results of operations, and cash flows could be materially and adversely affected.
Our settlement with the U.S. Attorney’s Office in respect of federal charges in connection with the Greater Lawrence Incident may expose us to further penalties, liabilities and private litigation, and may impact our operations.
On February 26, 2020, the Company entered into a DPA and Columbia of Massachusetts entered into a plea agreement with the U.S. Attorney’s Office to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident, which was subsequently approved by the United States District Court for the District of Massachusetts (the "Court"). The agreements impose various compliance and remedial obligations on the Company and Columbia of Massachusetts. Failure to comply with the terms of these agreements could result in further enforcement action by the U.S. Attorney’s Office, expose the Company and Columbia of Massachusetts to penalties, financial or otherwise, and subject the Company to further private litigation, each of which could impact our operations and have a material adverse effect on our business.
Our businesses are subject to various federal, state and local laws, regulations, tariffs and policies. We could be materially adversely affected if we fail to comply with such laws, regulations, tariffs and policies or with any changes in or new interpretations of such laws, regulations, tariffs and policies.
Our businesses are subject to various federal, state and local laws, regulations, tariffs and policies, including, but not limited to, those relating to natural gas pipeline safety, employee safety, the environment and our energy infrastructure. In particular, we are subject to significant federal, state and local regulations applicable to utility companies, including regulations by the various utility commissions in the states where we serve customers. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance and other costs. Existing laws, regulations, tariffs and policies may be revised or become subject to new interpretations, and new laws, regulations, tariffs and policies may be adopted or become applicable to us and our operations. In some cases, compliance with new laws, regulations, tariffs and policies increases our costs. Supply chain constraints may challenge our ability to remain in compliance if we cannot obtain the materials that we need to operate our business in a compliant manner. If we fail to comply with laws, regulations and tariffs applicable to us or with any changes in or new interpretations of such laws, regulations, tariffs or policies, our financial condition, results of operations, regulatory outcomes and cash flows may be materially adversely affected.
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
An area of significant uncertainty and risk are the laws concerning emission of GHG. While we continue to reduce GHG emissions through the retirement of coal-fired electric generation, increased sourcing of renewable energy, priority pipeline replacement, energy efficiency programs, and leak detection and repair, GHG emissions are currently an expected aspect of the electric and natural gas business. Revised or additional future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply, financial position, financial results and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
NISOURCE INC.
None.
ITEM 2. PROPERTIES
Discussed below are the principal properties held by us and our subsidiaries as of December 31, 2021.
Gas Distribution Operations
Refer to Item 1, "Business - Gas Distribution Operations," of this report for further information on Gas Distribution Operations properties.
Electric Operations
Refer to Item 1, "Business - Electric Operations," of this report for further information on Electric Operations properties.
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
ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 19-C, "Legal Proceedings," in the Notes to Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NISOURCE INC.
NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol “NI.”
Holders of shares of NiSource’s common stock are entitled to receive dividends if and when declared by NiSource’s Board out of funds legally available, subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August, and November. At its January 26, 2022 meeting, the Board declared a quarterly common dividend of $0.235 per share, payable on February 18, 2022 to holders of record on February 8, 2022.
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
As of February 15, 2022, NiSource had 17,282 common stockholders of record and 405,385,010 shares outstanding.
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
Purchases of Equity Securities by Issuer and Affiliated Purchasers. For the three months ended December 31, 2021, no equity securities that are registered by NiSource Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 6. RESERVED
NISOURCE INC.
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.
EXECUTIVE SUMMARY
This Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) analyzes our financial condition, results of operations and cash flows and those of our subsidiaries. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Note regarding forward-looking statements" at the beginning of this report for a list of factors that may cause results to differ materially.
Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in this annual report.
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
Refer to the "Business" section under Item 1 of this annual report and Note 23, "Segments of Business," in the Notes to Consolidated Financial Statements for further discussion of our regulated utility business segments.
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
2021 Overview: In 2021, we made significant progress towards our strategic and financial goals and objectives. We commenced commercial operations of Indiana Crossroads Wind, adding 302 MW of renewable generating capacity to our Electric Operations. Additionally, we broke ground on two solar projects and received regulatory approval to complete another nine renewable energy projects by the end of 2023. We filed base rate cases in five states, completing three cases in 2021 with balanced outcomes supporting all stakeholders. We also invested $1.3 billion in infrastructure modernization to enhance safe, reliable service, including replacement of 390 miles of priority pipe, 54 miles of underground cable and 2,857 electric poles. Through the issuance of our Equity Units, we significantly de-risked our financing strategy and supported our investment grade credit rating.
We made advancements on key strategic initiatives, described in further detail below.
Your Energy, Your Future: Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources is well underway. As of December 31, 2021, we have executed and received IURC approval for BTAs and PPAs with a combined nameplate capacity of 1,950 MW and 1,380 MW, respectively, under the plan. On October 1, 2021, we completed

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

the retirement of R.M. Schahfer Generating Station Units 14 and 15. On October 21, 2021, we announced the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan, which refines the timeline to retire the Michigan City Generating Station to occur between 2026 and 2028. The plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the plan calls for a natural gas peaking unit to replace existing vintage gas peaking units at the R.M. Schahfer Generating Station to support system reliability and resiliency, as well as upgrades to the transmission system to enhance our electric generation transition. The planned retirement of the two vintage gas peaking units at the R.M. Schahfer Generating Station is expected to occur between 2025 and 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval. We filed our 2021 Integrated Resource Plan with the IURC in November 2021. In December 2021, the formation of the Indiana Crossroads Wind joint venture, one of our previously executed BTAs, was completed, and began commercial operations. For additional information, see Note 4, "Variable Interest Entities," in the Notes to Consolidated Financial Statements and "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.
NiSource Next: In 2020, we launched a comprehensive, multi-year program designed to deliver long-term safety, sustainable capability enhancements and costs optimization improvements. This program advances the high priority we place on safety and risk mitigation, further enables our SMS, and enhances the customer experience. NiSource Next is designed to leverage our current scale, utilize technology, define clear roles and accountability with our leaders and employees, and standardize our processes to focus on operational rigor, quality management and continuous improvement.
In 2021, we optimized our workforce by redefining roles to sharpen our focus on safety and risk mitigation, operational rigor, and adherence to process and procedures, as well as implemented consistent span of control for leadership to increase individual responsibility and clear accountability. Additionally, we began to make advancements across our operations to improve safety, operational efficiencies, and customer satisfaction through continued standardization of work processes, the implementation of new mobile technology to provide real-time access to information while serving our customers and enhanced customer self-service options to better meet customer expectations. These enhancements set the foundation for 2022 and beyond, to continue improving safety and customer experience through more significant technology investments.
COVID-19: The safety of our employees and customers, while providing essential services during the ongoing COVID-19 pandemic, is paramount. We continue to take a proactive, coordinated approach intended to prevent, mitigate and respond to COVID-19 by utilizing our Incident Command System (ICS). The ICS includes members of our executive council, a medical review professional, and members of functional teams from across our company. The ICS monitors state-by-state conditions and determines steps to conduct our operations safely for employees and customers.
We have implemented procedures designed to protect our employees who work in the field and who continue to work in operational and corporate facilities, including social distancing and wearing face coverings. We have also implemented work-from-home policies and practices. We continue to employ physical and cybersecurity measures to ensure that our operational and support systems remain functional. Our actions to date have mitigated the spread of COVID-19 amongst our employees and principal field contractors. We are also continuously evaluating changes to CDC guidance, and updating our safety measures accordingly, in order to ensure employee and customer safety during this pandemic. We are following federal, state, and local laws, regulations and guidelines related to the COVID-19 vaccinations.
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
We continue to monitor how COVID-19 is affecting our workforce, customers, suppliers, operations, financial results and cash flow. The extent of the impact in the future will vary and depend on the duration and severity of the impact on the global, national and local economies. For information on the impacts of COVID-19 for the year ended December 31, 2021, the state-specific suspension of disconnections, and COVID-19 regulatory filings see Note 3, ''Revenue Recognition,'' and Note 9, ''Regulatory Matters,'' in the Notes to Consolidated Financial Statements.
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
We are faced with increased competition for employee and contractor talent in the current labor market, which has resulted in increased costs to attract and retain talent. We are ensuring that we use all internal human capital programs (development, leadership enablement programs, succession, performance management) to promote retention of our current employees along with having competitive and attractive appeal for potential recruits. With a focus on workforce planning, we are creating flexible work arrangements where we can, and being anticipatory in evaluating our talent footprint for the future to ensure we have the right people, in the right role, and at the right time. To the extent we are unable to execute on our workforce planning initiatives and experience increased employee and contractor costs, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
We have also seen an increase in gas costs that we expect to have an effect on customer bills. For the year ended December 31, 2021, we have not seen this increase have a material impact on our results of operations. For more information on our commodity price impacts, see " - Results and Discussion of Segment Operations - Gas Distribution Operations," and " - Market Risk Disclosures."
For more information on global availability of materials for our renewable projects, see " - Results and Discussion of Segment Operations - Electric Operations - Electric Supply and Generation Transition."
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the years ended December 31, 2021, 2020 and 2019, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions, except per share amounts)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating Revenues	$4,899.6	$4,681.7	$5,208.9	$217.9	$(527.2)
Operating Expenses
Cost of energy	1,392.3	1,109.3	1,534.8	(283.0)	425.5
Other Operating Expenses	2,500.4	3,021.6	2,783.4	521.2	(238.2)
Total Operating Expenses	3,892.7	4,130.9	4,318.2	238.2	187.3
Operating Income	1,006.9	550.8	890.7	456.1	(339.9)
Total Other Deductions, Net	(300.3)	(582.1)	(384.1)	281.8	(198.0)
Income Taxes	117.8	(17.1)	123.5	(134.9)	140.6
Net Income (Loss)	588.8	(14.2)	383.1	603.0	(397.3)
Net income (loss) attributable to noncontrolling interest	3.9	3.4	—	(0.5)	(3.4)
Net Income (Loss) attributable to NiSource	584.9	(17.6)	383.1	602.5	(400.7)
Preferred dividends	(55.1)	(55.1)	(55.1)	—	—
Net Income (Loss) Available to Common Shareholders	529.8	(72.7)	328.0	602.5	(400.7)
Basic Earnings (Loss) Per Share	$1.35	$(0.19)	$0.88	$1.54	$(1.07)
Diluted Earnings (Loss) Per Share	$1.27	$(0.19)	$0.87	$1.46	$(1.06)
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders during 2021 was primarily due to higher operating income for the year ended December 31, 2021 compared to the same period in 2020. Operating revenues were higher due to favorable rate case outcomes in 2021. Operating expenses were lower as we did not have expenses associated with the Massachusetts business in 2021, and the loss on sale of the Massachusetts business was primarily incurred in 2020. For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Gas and Electric Operations in this Management's Discussion. In addition, we recognized a favorable change in total other deductions, which was partially offset by an increase in income tax expense in 2021. See below for the primary drivers of this change.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Other Deductions, Net
The change in Other deductions, net in 2021 compared to 2020 is primarily driven by the loss on early extinguishment of debt in 2020, lower long-term and short-term debt interest in 2021 and higher non-service pension benefits partially offset by charitable contributions in 2021. The lower interest in 2021 was due to the early extinguishment of high rate debt in 2020 and lower balances on short-term debt during the year ended December 31, 2021 compared to the same period in 2020. See Note 15, "Long-Term Debt," Note 16, "Short-Term Borrowings," and Note 12, "Pension and Other Postretirement Benefits," in the Notes to the Consolidated Financial Statements for additional information.
Income Taxes
The increase in income tax expense in 2021 compared to the same period in 2020 is primarily attributable to higher pre-tax income, resulting from the items discussed above, state jurisdictional mix of pre-tax income in 2021 tax effected at statutory tax rates and increased amortization of excess deferred federal income taxes in 2021 compared to 2020. These items are offset by decreased deferred tax expense recognized on the sale of the Columbia of Massachusetts' regulatory liability in 2020, established due to TCJA in 2017, that would have otherwise been recognized over the amortization period and one-time adjustments to deferred tax balances.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations

Financial and operational data for the Gas Distribution Operations segment for the years ended December 31, 2021, 2020 and 2019, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating Revenues	$3,183.5	$3,140.1	$3,522.8	$43.4	$(382.7)
Operating Expenses
Cost of energy	962.7	794.2	1,067.6	(168.5)	273.4
Operation and maintenance	993.8	1,138.0	935.7	144.2	(202.3)
Depreciation and amortization	383.0	363.1	403.2	(19.9)	40.1
Impairment of intangible assets	—	—	209.7	—	209.7
Loss on sale of fixed assets and impairments, net	8.7	412.4	0.1	403.7	(412.3)
Other taxes	217.8	233.3	231.1	15.5	(2.2)
Total Operating Expenses	2,566.0	2,941.0	2,847.4	375.0	(93.6)
Operating Income	$617.5	$199.1	$675.4	$418.4	$(476.3)
Revenues
Residential	$2,143.4	$2,110.6	$2,317.2	$32.8	$(206.6)
Commercial	731.0	679.7	775.1	51.3	(95.4)
Industrial	197.2	213.8	245.8	(16.6)	(32.0)
Off-System	71.3	41.0	77.7	30.3	(36.7)
Other	40.6	95.0	107.0	(54.4)	(12.0)
Total	$3,183.5	$3,140.1	$3,522.8	$43.4	$(382.7)
Sales and Transportation (MMDth)
Residential	231.2	249.5	274.9	(18.3)	(25.4)
Commercial	167.0	170.5	189.6	(3.5)	(19.1)
Industrial	507.1	538.1	542.5	(31.0)	(4.4)
Off-System	21.6	23.3	32.9	(1.7)	(9.6)
Other	0.3	0.3	0.3	—	—
Total	927.2	981.7	1,040.2	(54.5)	(58.5)
Heating Degree Days	5,002	5,097	5,375	(95)	(278)
Normal Heating Degree Days	5,427	5,485	5,452	(58)	33
% Warmer than Normal	(8)%	(7)%	(1)%
% Warmer than Prior Year	(2)%	(5)%
Gas Distribution Customers
Residential	2,970,157	2,954,478	3,221,178	15,679	(266,700)
Commercial	253,987	253,184	282,778	803	(29,594)
Industrial	4,921	4,968	5,982	(47)	(1,014)
Other	4	3	3	1	—
Total	3,229,069	3,212,633	3,509,941	16,436	(297,308)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations (continued)
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2021 to 2020 are presented in the respective tables below. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Segment Operations - Gas Distribution Operations," of the Company's 2020 Annual Report on Form 10-K for discussion of underlying reasons for changes in our operating revenues and expenses for 2020 versus 2019.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2021 vs 2020
Revenues associated with the Massachusetts Business in 2020	$(223.1)
New rates from base rate proceedings and regulatory capital programs	115.9
The effects of customer growth	5.3
Higher revenue due to the effects of resuming common credit mitigation practices	5.0
The effects of weather fluctuations in 2021 compared to 2020	4.8
Other	3.8
Change in operating revenues (before cost of energy and other tracked items)	$(88.3)
Operating revenues offset in operating expense
Higher cost of energy billed to customers	277.3
Cost of energy associated with the Massachusetts Business in 2020	(108.8)
Operation and maintenance trackers associated with the Massachusetts Business in 2020	(36.8)
Total change in operating revenues	$43.4
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
Throughput
The decrease in total volumes sold and transported in 2021 compared to 2020 of 54.5 MMDth is primarily attributable to the sale of the Massachusetts Business in 2020.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations (continued)

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2021 vs 2020
Loss on sale of the Massachusetts Business of $6.8 million in 2021 compared to $412.4 million in 2020	$405.6
Operating expenses associated with the Massachusetts Business in 2020	202.2
Lower expense related to the NiSource Next initiative in 2021 compared to 2020	3.6
Higher employee and administrative related expenses	(31.7)
Higher depreciation and amortization expense	(27.8)
Higher outside services expenses	(17.3)
Higher unrecoverable environmental remediation costs	(12.7)
Higher other than income taxes primarily related to property tax expense	(12.1)
Other	(3.1)
Change in operating expenses (before cost of energy and other tracked items)	$506.7
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(277.3)
Cost of energy associated with the Massachusetts Business in 2020	108.8
Operation and maintenance trackers associated with the Massachusetts Business in 2020	36.8
Total change in operating expense	$375.0
Columbia of Massachusetts Asset Sale
On October 9, 2020, we completed the sale of our Massachusetts Business. In March 2021, we reached an agreement with Eversource regarding the final purchase price, including net working capital adjustments. This resulted in a pre-tax loss for the years ended December 31, 2021 and 2020 of $6.8 million and $412.4 million, respectively, based on asset and liability balances as of the close of the transaction on October 9, 2020, transaction costs and the final purchase price. The pre-tax loss is presented as "Loss on sale of assets, net" on the Statements of Consolidated Income (Loss).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations
Financial and operational data for the Electric Operations segment for the years ended December 31, 2021, 2020 and 2019, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Operating Revenues	$1,697.1	$1,536.6	$1,699.2	$160.5	$(162.6)
Operating Expenses
Cost of energy	429.7	315.2	467.3	(114.5)	152.1
Operation and maintenance	493.6	497.6	495.0	4.0	(2.6)
Depreciation and amortization	329.4	321.3	277.3	(8.1)	(44.0)
Gain on sale of fixed assets and impairments, net	(0.9)	—	(0.1)	0.9	(0.1)
Other taxes	57.5	53.7	52.9	(3.8)	(0.8)
Total Operating Expenses	1,309.3	1,187.8	1,292.4	(121.5)	104.6
Operating Income	$387.8	$348.8	$406.8	$39.0	$(58.0)
Revenues
Residential	$568.0	$527.8	$481.6	$40.2	$46.2
Commercial	534.9	480.3	486.7	54.6	(6.4)
Industrial	494.1	412.9	608.4	81.2	(195.5)
Wholesale	15.7	12.3	11.7	3.4	0.6
Other	84.4	103.3	110.8	(18.9)	(7.5)
Total	$1,697.1	$1,536.6	$1,699.2	$160.5	$(162.6)
Sales (Gigawatt Hours)
Residential	3,546.8	3,484.0	3,369.5	62.8	114.5
Commercial	3,698.0	3,550.0	3,760.3	148.0	(210.3)
Industrial	8,253.7	7,480.3	8,466.1	773.4	(985.8)
Wholesale	124.7	83.6	8.2	41.1	75.4
Other	108.5	106.0	117.2	2.5	(11.2)
Total	15,731.7	14,703.9	15,721.3	1,027.8	(1,017.4)
Cooling Degree Days	1,020	900	962	120	(62)
Normal Cooling Degree Days	803	803	803	—	—
% Warmer than Normal	27%	12%	20%
% Warmer (Colder) than prior year	13%	(6)%
Electric Customers
Residential	422,436	418,871	415,534	3,565	3,337
Commercial	58,010	57,435	57,058	575	377
Industrial	2,137	2,154	2,256	(17)	(102)
Wholesale	714	722	726	(8)	(4)
Other	2	2	2	—	—
Total	483,299	479,184	475,576	4,115	3,608

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2021 to 2020 are presented in the respective tables below. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Segment Operations - Electric Operations," of the Company's 2020 Annual Report on Form 10-K for discussion of underlying reasons for changes in our operating revenues and expenses for 2020 versus 2019.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2021 vs 2020
The effects of warmer weather in 2021 compared to 2020	$17.4
Increased customer usage	13.9
New rates from regulatory capital and DSM programs	10.4
The effects of customer growth	5.0
Higher revenue due to the effects of resuming common credit mitigation practices	2.9
Increased fuel handling costs	(10.5)
Other	2.6
Change in operating revenues (before cost of energy and other tracked items)	$41.7
Operating revenues offset in operating expense
Higher cost of energy billed to customers	114.5
Higher tracker deferrals within operation and maintenance, depreciation and tax	4.3
Total change in operating revenues	$160.5
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
Sales
The increase in total volumes sold in 2021 compared to 2020 of 1,027.8 GWh was primarily attributable to decreased usage by industrial and commercial customers during the second and third quarters of 2020 due to COVID-19. There was no significant variance during the first three months and last three months of 2021 compared to the same period in 2020.
Commodity Price Impact
Cost of energy for the Electric Operations segment is principally comprised of the cost of coal, natural gas purchased for internal generation of electricity at NIPSCO, and the cost of power purchased from third-party generators of electricity. NIPSCO has a state-approved recovery mechanism that provides a means for full recovery of prudently incurred fuel costs. The majority of these fuel costs are passed through directly to the customer, and the fuel costs included in operating revenues are matched with the fuel cost expense recorded in the period. The difference is recorded on the Consolidated Balance Sheets as under-recovered or over-recovered fuel cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)
NIPSCO's performance remains closely linked to the performance of the steel industry. NIPSCO’s MWh sales to steel-related industries accounted for approximately 48.1% and 45.9% of the total industrial MWh sales for the years ended December 31, 2021 and 2020, respectively.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2021 vs 2020
Increased operating expenses related to the retirement of the R.M. Schahfer Generating Station's coal Units 14 and 15	$(9.5)
Higher depreciation and amortization expense	(6.8)
Higher other than income taxes primarily related to property tax and gross receipts tax expense	(3.8)
Higher employee and administrative expenses	(2.6)
Higher corporate insurance costs	(1.7)
Lower outside services expenses	15.1
Lower environmental costs	8.6
Other	(2.0)
Change in operating expenses (before cost of energy and other tracked items)	$(2.7)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(114.5)
Higher tracker deferrals within operation and maintenance, depreciation and tax	(4.3)
Total change in operating expense	$(121.5)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the preferred pathway from its 2018 Integrated Resource Plan, which outlines plans to retire its remaining coal-fired generation by 2028, to be replaced by lower-cost, reliable and cleaner options. We expect to have capital investment requirements of approximately $2.0 billion, primarily in 2022 and 2023, to replace the generation capacity of R.M. Schahfer Generating Station's coal-fired units. We retired R.M. Schahfer Generating Station Units 14 and 15 on October 1, 2021. The remaining two units are still scheduled to be retired in 2023. Refer to Note 6, "Property, Plant and Equipment," and Note 19-F, "Other Matters," in the Notes to Consolidated Financial Statements for further information.
The current replacement plan primarily includes renewable sources of energy, including wind, solar, and battery storage to be obtained through a combination of NIPSCO ownership and PPAs. NIPSCO has sold, and may in the future sell, renewable energy credits from this generation to third parties because this helps keep the cost of energy more affordable for our customers. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. Our current replacement program will be augmented by the Preferred Energy Resource Plan outlined in our 2021 Integrated Resource Plan. See "Executive Summary - Your Energy, Your Future" in this Management's Discussion for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)
The following table summarizes the executed PPAs and BTAs from our generation transition:

Project Name	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)	IURC Approval	Targeted Construction Completion
Jordan Creek	20 year PPA	Wind	400	—	6/05/2019	In Service (12/10/2020)
Rosewater(1)	BTA	Wind	102	—	8/07/2019	In Service (12/29/2020)
Indiana Crossroads Wind(1)	BTA	Wind	302	—	2/19/2020	In Service (12/17/2021)
Greensboro	20 year PPA	Solar & Storage	100	30	1/27/2021	Q4 2022
Brickyard	20 year PPA	Solar	200	—	1/27/2021	Q4 2022
Cavalry(2)	BTA	Solar & Storage	200	60	5/5/2021	Q4 2023
Dunn's Bridge I(2)	BTA	Solar	265	—	5/5/2021	Q4 2022
Dunn's Bridge II(2)	BTA	Solar & Storage	435	75	5/5/2021	Q4 2023
Green River	20 year PPA	Solar	200	—	5/5/2021	Q2 2023
Gibson	22 year PPA	Solar	280	—	6/29/2021	Q2 2023
Fairbanks(2)	BTA	Solar	250	—	6/29/2021	Q3 2023
Indiana Crossroads Solar(2)	BTA	Solar	200	—	7/28/2021	Q4 2022
Elliott(2)	BTA	Solar	200	—	7/28/2021	Q2 2023
Indiana Crossroads II	15 year PPA	Wind	204	—	9/1/2021	Q4 2023
(1) Refer to Note 4, "Variable Interest Entities," in the Notes to Consolidated Financial Statements for additional information.
(2) Ownership of the facilities will be transferred to joint ventures whose members include NIPSCO and an unrelated tax equity partner.
To date, we have been informed of potential delays related to renewable energy projects, including delays related to the delivery of solar panels, local permitting processes and obtaining interconnection rights. The potential delays to solar panel deliveries relate to the U.S. Department of Homeland Security's June 24, 2021 Withhold Release Order on silica-based products made by Hoshine Silicon Industry Co., Ltd. For all affected projects, the sellers have informed us that they are working diligently to mitigate potential impacts and determine recovery plans, where applicable, in order to minimize potential delays or failures to perform under the agreements. We are also evaluating what, if any, additional flexibility can be afforded to the sellers under these agreements to aid in mitigating, or minimizing, potential delays or failures to perform under the agreements. We, along with the sellers of these generation projects, are continuously evaluating potential impacts to the targeted completion date of each project. At this time, the impact of any delays to materials, permitting or interconnection on the targeted completion dates has not been determined but could include a delay in the financial return of certain investments and timing of our electric generation transition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. On February 18, 2022, we amended our revolving credit agreement to, among other things, extend its term to February 18, 2027. The commercial paper program and credit facility provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves our desired capital structure. We utilize an ATM equity program that allows us to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. As of December 31, 2021, the ATM program (including the impact of the forward sale agreement) had approximately $300.0 million of equity available for issuance. On April 19, 2021, we completed the sale of 8.625 million Equity Units, which provided net proceeds of $835.5 million, after underwriting and issuance costs. We intend to use the net proceeds from the offering for renewable generation investments and general corporate purposes, including additions to working capital and repayment of existing indebtedness. See Note 13, ''Equity,'' in the Notes to Consolidated Financial Statements for more information on our ATM program and Equity Units.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2022 and beyond.
Greater Lawrence Incident. As discussed in Part I, Item 1A, "Risk Factors," and in Note 19, "Other Commitments and Contingencies," in the Notes to Consolidated Financial Statements, due to the inherent uncertainty of litigation, there can be no assurance that the outcome or resolution of any particular claim related to the Greater Lawrence Incident will not continue to have an adverse impact on our cash flows. Through income generated from operating activities, amounts available under the short-term revolving credit facility, and our ability to access capital markets, we believe we have adequate capital available to settle remaining anticipated claims associated with the Greater Lawrence Incident.
Operating Activities
Net cash from operating activities for the year ended December 31, 2021 was $1,217.9 million, an increase of $113.9 million from 2020. This increase was primarily driven by a year over year decrease in net payments related to the Greater Lawrence Incident. During 2021, we paid $15.6 million compared to $226.7 million of payments during the same period in 2020. This was offset by increased cash outflows related to inventory balances primarily due to lower purchasing and prices in 2020 as well as decreased cash inflows related to the under collection of gas and fuel costs.
Investing Activities
Net cash used for investing activities for the year ended December 31, 2021 was $2,204.9 million, an increase of $1,325.8 million from 2020. In 2020, our investing outflows were lower by $1,115.9 million as a result of proceeds from the sale of the Massachusetts Business. Our current year investing activities were comprised of capital expenditures related to system growth and reliability and payments made to the developers of our renewable generation assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Capital Expenditures. The table below reflects actual capital expenditures and certain other investing activities by segment for 2021.

Actual
(in millions)	2021
Gas Distribution Operations
System Growth and Tracker	$1,060.8
Maintenance	235.6
Total Gas Distribution Operations(1)	1,296.4
Electric Operations
System Growth and Tracker	248.6
Maintenance	172.0
Generation Transition Investments	62.5
Total Electric Operations(1)	483.1
Corporate and Other Operations - Maintenance(1)	160.9
Total(2)	$1,940.4
(1)Amounts differ from those presented in Note 23, "Segments of Business," in the Notes to Consolidated Financial Statements due to the allocation of Corporate and Other Maintenance Costs to the Gas Distribution and Electric Operations segments.
(2)Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the capitalized portion of the Corporate Incentive Plan payout, inclusion of capital expenditures included in current liabilities and AFUDC Equity.
We expect to make capital investments totaling approximately $10 billion during the 2021-2024 period, comprised of annual investments of $1.9 to $2.2 billion for growth, safety and reliability, and an additional $2.0 billion in renewable generation to replace the retiring coal-fired generation capacity of Schahfer Generating Station.
The following graph illustrates, in billions, the midpoint of forecasted capital investments by expected recovery period for the next three years:
Regulatory Capital Programs. We replace pipe and modernize our gas infrastructure to enhance safety and reliability by reducing leaks, which subsequently reduces GHG emissions. In 2021, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments currently in rates or pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio	IRP - 2021	$22.2	$212.6	1/20-12/20	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe, (3) natural gas risers prone to failure and (4) installation of AMR devices.	May 2021
Columbia of Ohio	CEP - 2021	$18.0	$177.2	1/20-12/20	Assets not included in the IRP.	September 2021
NIPSCO - Gas	TDSIC 3	$0.2	$52.1	1/21-6/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	January 2022
NIPSCO - Gas	FMCA 7	$0.5	$32.8	4/21-9/21	Project costs to comply with federal mandates.	April 2022
Columbia of Virginia(2)	SAVE - 2022	$4.0	$63.0	1/22-12/22	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2022
Columbia of Kentucky	SMRP - 2021	$2.6	$40.0	1/21-12/21	Replacement of mains and inclusion of system safety investments.	May 2021
Columbia of Maryland	STRIDE - 2022	$1.3	$17.5	1/22-12/22	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2022
NIPSCO - Electric(3)	TDSIC - 9	$0.2	$42.7	2/21-5/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	February 2022
(1)Programs do not include any costs already included in base rates.
(2)Columbia of Virginia filed its application to amend and extend its SAVE program with the Virginia SCC on August 12, 2021, requesting approval of a two-year SAVE program for calendar years 2022-2023 that includes incremental capital investments of $63.0 million and $72.0 million, respectively. The Commission approved the Company's application in its December 6, 2021 Order Approving SAVE Rider.
(3)On April 1, 2021, NIPSCO filed a notice with the IURC that it intended to terminate its current Electric TDSIC plan effective May 31, 2021. NIPSCO filed for a new electric TDSIC plan on June 1, 2021. An order approving NIPSCO's new electric TDSIC plan was received on December 28, 2021. NIPSCO filed the TDSIC-9 petition on September 28, 2021, and received an order on January 26, 2022 approving TDSIC-9.
Refer to Note 9, "Regulatory Matters," in the Notes to Consolidated Financial Statements for a further discussion of regulatory developments during 2021.
Financing Activities
Common Stock, Preferred Stock and Equity Unit Sale. Refer to Note 13, ''Equity,'' in the Notes to Consolidated Financial Statements for information on common stock, preferred stock and equity units activity.
Short-term Debt and Sale of Trade Accounts Receivables. Refer to Note 16, "Short-Term Borrowings," in the Notes to Consolidated Financial Statements for information on short-term debt.
Long-term Debt. Refer to Note 15, "Long-Term Debt," in the Notes to Consolidated Financial Statements for information on long-term debt.
Non-controlling Interest. Refer to Note 4, "Variable Interest Entities," in the Notes to Consolidated Financial Statements for information on contributions from noncontrolling interest activity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Sources of Liquidity
The following table displays our liquidity position as of December 31, 2021 and 2020:

Year Ended December 31, (in millions)	2021	2020
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	251.2	273.3
Less:
Commercial Paper	560.0	503.0
Letters of Credit Outstanding Under Credit Facility	18.9	15.2
Add:
Cash and Cash Equivalents	84.2	116.5
Net Available Liquidity	$1,606.5	$1,721.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables. Our accounts receivable programs' utilization was zero as of December 31, 2021 and 2020.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2021, the ratio was 57.4%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of December 31, 2021. There have been no changes to our credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit ratings or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of December 31, 2021, a collateral requirement of approximately $56.2 million would be required in the event of a downgrade below investment grade. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of December 31, 2021, 405,303,023 shares of common stock and 1,302,500 shares of preferred stock were outstanding. For more information regarding our common and preferred stock, see Note 13, "Equity," in the Notes to Consolidated Financial Statements.
Contractual Obligations, Cash Requirements and Off-Balance Sheet Arrangements
We have certain contractual obligations requiring payments at specified periods. Our material cash requirements are detailed below. We intend to use funds from the liquidity sources referenced above to meet these cash requirements.
Our calculated estimated interest payments for long-term debt are based on the stated coupon and payment dates. For 2022, we project that we will be required to make interest payments of approximately $338.5 million, which includes $335.7 million of interest payments related to our long-term debt outstanding as of December 31, 2021. At December 31, 2021, we had $560.0 million in short-term borrowings outstanding. Refer to Note 15, "Long-Term Debt," and Note 16, "Short-Term Borrowings," in the Notes to Consolidated Financial Statements for further information on long-term debt and short-term borrowings, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

During 2022 and 2023, we expect to make cash payments of $610.5 million and $366.0 million, respectively, related to pipeline service obligations including demand for gas transportation, gas storage and gas purchases.
We expect to have capital investment requirements of approximately $2.0 billion, primarily in 2022 and 2023, to replace the generation capacity of all R.M. Schahfer Generating Station's coal-fired units. These investments include our portion of the joint venture obligations including construction milestone payments included in the agreements.
Our expected payments include employer contributions to pension and other postretirement benefits plans expected to be made in 2022. Plan contributions beyond 2022 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2022, we expect to make contributions of approximately $2.8 million to our pension plans and approximately $21.5 million to our postretirement medical and life plans. Refer to Note 12, "Pension and Other Postretirement Benefits," in the Notes to Consolidated Financial Statements for more information.
We cannot reasonably estimate the settlement amounts or timing of cash flows related to certain of our long-term obligations classified as "Total Other Liabilities" on the Consolidated Balance Sheets.
We also have obligations associated with income, property, gross receipts, franchise, sales and use, and various other taxes and expect to make tax payments of approximately $291.1 million in 2022. In addition, we have uncertain income tax positions for which we are unable to predict when the matters will be resolved. Refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements for more information.
NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. See Note 19-A, "Contractual Obligations," and Note 19-F, "Other Matters - Generation Transition," in the Notes to Consolidated Financial Statements for additional information.
In addition, we, along with certain of our subsidiaries, enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include guarantees and stand-by letters of credit.
Refer to Note 19, "Other Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional information regarding our contractual obligations over the next 5 years and thereafter and our off-balance sheet arrangements.
Environmental and Safety Matters
PHMSA Regulations
On December 27, 2020, the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020 was signed into law, reauthorizing funding for federal pipeline safety programs through September 30, 2023. Among other things, the PIPES Act requires that PHMSA revise the pipeline safety regulations to require operators to update, as needed, their existing distribution integrity management plans, emergency response plans, and operation and maintenance plans. The PIPES Act also requires PHMSA to adopt new requirements for managing records and updating, as necessary, existing district regulator stations to eliminate common modes of failure that can lead to overpressurization. PHMSA must also require that operators implement and utilize advanced leak detection technologies that enable the location and categorization of all leaks that are hazardous, or potentially hazardous, to human safety or the environment. Natural gas companies, including NiSource and our subsidiaries, may see increased costs depending on how PHMSA implements the new mandates resulting from the PIPES Act.
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
Future legislative and regulatory programs, at both the federal and state levels, could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Revised or additional future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply, financial position, financial results and cash flows. We continue to monitor the implementation of final and proposed legislation and regulations, including the Infrastructure Investment and Jobs Act, Build

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Back Better legislation and the EPA's proposed methane regulations for the oil and natural gas industry, but we cannot predict their final form or impact on our business at this time.
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
In 2021, the Maryland Commission of Climate Change published a Building Energy Transition Plan. Policy recommendations included in this plan, such as the adoption of an all-electric construction code, are supported by the Commission but do not necessarily reflect current state policy. The report is intended to guide Maryland policy makers on decisions related to reducing GHG emissions from buildings in pursuit of achieving targets in Maryland's 2030 Greenhouse Gas Reduction Act Plan and the Commission's recommendation that Maryland achieve net-zero emissions by 2045. Columbia of Maryland will continue to monitor this matter, but we cannot predict its final impact on our business at this time.
In response to these transition risks, we continue to actively implement our plans to reduce Scope 1 GHG emissions by 90% from 2005 levels by 2030, and to significantly reduce methane emissions, a component of Scope 1 GHG emissions. These plans include the retirement of coal-fired electric generation, increased sourcing of renewable energy, and methane reductions from priority pipeline replacement, traditional leak detection and repair, and deployment of advanced leak detection and repair. As discussed above in this Management's Discussion within "Results and Discussion of Segment Operations - Electric Operations," NIPSCO continues to execute on an electric generation transition consistent with the preferred pathways identified in its 2018 and 2021 Integrated Resource Plans. We expect to have capital investment requirements of approximately $2.0 billion, primarily in 2022 and 2023, to replace the generation capacity previously supplied by R.M. Schahfer. We continue to expect to retire Michigan City Generating Station between 2026 and 2028. The preferred path of the 2021 Integrated Resource plan outlined new generation investments estimated to be up to $750 million, and we are currently evaluating future projects in line with the preferred path.
Additionally, we are active in several efforts to accelerate the development and demonstration of lower-carbon energy technologies and resources, such as hydrogen and renewable natural gas (RNG), to enable affordable pathways to economy-wide decarbonization.
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
Commodity Price Risk
Our Gas and Electric Operations have commodity price risk primarily related to the purchases of natural gas and power. To manage this market risk, our subsidiaries use derivatives, including commodity futures contracts, swaps, forwards and options. We do not participate in speculative energy trading activity.
Commodity price risk resulting from derivative activities at our rate-regulated subsidiaries is limited and does not bear signification exposure to earnings risk, since regulations allow recovery of prudently incurred purchased power, fuel and gas

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

costs through the rate-making process, including gains or losses on these derivative instruments. These changes are included in the GCA and FAC regulatory rate-recovery mechanisms. If these mechanisms were to be adjusted or eliminated, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk.
Our subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, some of which is reflected in our restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Refer to Note 10, "Risk Management Activities," in the Notes to the Consolidated Financial Statements for further information on our commodity price risk assets and liabilities as of December 31, 2021 and 2020.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.1 million and $12.3 million for 2021 and 2020, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
Refer to Note 10, "Risk Management Activities," in the Notes to Consolidated Financial Statements for further information on our interest rate risk assets and liabilities as of December 31, 2021 and 2020.
Credit Risk
Due to the nature of the industry, credit risk is embedded in many of our business activities. Our extension of credit is governed by a Corporate Credit Risk Policy. In addition, our Risk Management Committee has put guidelines in place which document management approval levels for credit limits, evaluation of creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by the risk management function, which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative-related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to us at a future date per execution of contractual terms and conditions. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash and letters of credit.
We closely monitor the financial status of our banking credit providers. We evaluate the financial status of our banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by major credit rating agencies.
Certain individual state regulatory commissions instituted regulatory moratoriums in connection with the COVID-19 pandemic that impacted our ability to pursue our credit risk mitigation practices for customer accounts receivable. Following the issuances of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently in rates. We have now resumed our common credit mitigation practices in all jurisdictions as these moratoriums have expired. See the COVID-19 discussion in Part I, Item 1A, "Risk Factors" for risks that have been identified related to the pandemic and refer to Note 9, "Regulatory Matters," in the Notes to Consolidated Financial Statements for state specific regulatory moratoriums.
Other Information
Critical Accounting Policies and Estimates
We apply certain accounting policies in accordance with GAAP, which require that we make estimates and judgments that have had, and may continue to have, significant impacts on our operations and Consolidated Financial Statements. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following represent the more significant items requiring the use of judgment in preparing our Consolidated Financial Statements:

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $2,492.2 million and $1,980.0 million at December 31, 2021, and $1,930.5 million and $2,065.5 million at December 31, 2020, respectively. For additional information, refer to Note 9, “Regulatory Matters,” in the Notes to Consolidated Financial Statements.
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
One of the more significant items recorded through the application of this accounting guidance is the regulatory overlay for JV accounting. The application of HLBV to consolidated VIEs generally results in the recognition of profit from the related joint ventures over a time frame that is different from when the regulatory return is earned. In accordance with the principles of ASC 980, we have recognized a regulatory deferral of certain amounts representing the timing difference between the profit earned from the joint ventures and the amount included in regulated rates to recover our approved investments in consolidated joint ventures. For additional information, refer to Note 1-S, "VIEs and Allocation of Earnings," in the Notes to Consolidated Financial Statements.
Equity Unit Transactions. We record the Series C Mandatory Convertible Preferred Stock and forward purchase contracts that comprise the Corporate Units as a single unit of account and classify the Corporate Units as equity under the provisions of ASC 480 and ASC 815. Significant judgments regarding the economic linkage between the preferred stock and the forward purchase contracts, as well as the substance of the terms and conditions of the Corporate Units, were required by management in making these determinations.
The initial classification of the Corporate Units, whether viewed as a single unit of account or as two freestanding financial instruments, would affect our financial results. If determined to be two units of account, the forward purchase contracts underlying the Corporate Units would be classified as a derivative and result in impacts to net income through the recognition of interest expense and mark-to-market adjustments. If determined to be one unit of account,the equity classification of the Corporate Units would have no material impact on net income. Each classification has differing impacts to the numerator in the computation of EPS.
We consider that there are a small number of similar equity hosted unit structures and that our unit structure is unique. We also consider that the provisions of ASC 480 and ASC 815 that govern the determination of unit of account are highly complex and that alternate conclusions reached under this guidance would result in materially different financial results. See Note 13, "Equity," in the Notes to Consolidated Financial Statements for additional details of the equity unit transaction.
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
The following tables illustrate the effects of changes in these actuarial assumptions while holding all other assumptions constant:

	Impact on December 31, 2021 Projected Benefit Obligation Increase/(Decrease)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(80.0)	$(27.7)
-50 basis points change in discount rate	84.8	30.3

	Impact on 2021 Expense Increase/(Decrease)(1)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(1.6)	$(0.8)
-50 basis points change in discount rate	1.6	0.8
+50 basis points change in expected long-term rate of return on plan assets	(9.9)	(1.4)
-50 basis points change in expected long-term rate of return on plan assets	9.9	1.4
(1)Before labor capitalization and regulatory deferrals.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Goodwill and Other Intangible Assets. We have six goodwill reporting units, comprised of the six state operating companies within the Gas Distribution Operations reportable segment. Our goodwill assets at December 31, 2021 were $1,486 million, most of which resulted from the acquisition of Columbia on November 1, 2000.
As required by GAAP, we test for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. Our annual goodwill test takes place in the second quarter of each year and was performed on May 1, 2021. A qualitative ("step 0") test was completed on May 1, 2021 for all reporting units. In the Step 0 analysis, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the applicable reporting units as compared to their baseline May 1, 2020 "step 1" fair value measurement. The results of this assessment indicated that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit; therefore, no "step 1" analysis was required and no impairment charges were indicated. Since the annual evaluation, there have been no indications that the fair values of the goodwill reporting units have decreased below the carrying values.
As noted above, application of the qualitative goodwill impairment test requires evaluating various events and circumstances to determine whether it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Although we believe all relevant factors were considered in the qualitative impairment analysis to reach the conclusion that goodwill is not impaired, significant changes in any one of the assumptions could potentially result in the recording of an impairment that could have significant impacts on the Consolidated Financial Statements.
See Note 7, "Goodwill and Other Intangible Assets," in the Notes to Consolidated Financial Statements for further information.
Unbilled Revenue. We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon historical usage, customer rates and weather. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Refer to Note 3, "Revenue Recognition," in the Notes to Consolidated Financial Statements for additional information regarding our significant judgments and estimates related to unbilled revenue recognition.
Income Taxes. The consolidated income tax provision and deferred income tax assets and liabilities, as well as any unrecognized tax benefits and valuation allowances, require use of estimates and significant management judgement. Although we believe that current estimates for deferred tax assets and liabilities are reasonable, actual results could differ from these estimates for a variety of reasons, including reasonable projections of taxable income, the ability and intent to implement tax planning strategies if necessary, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. Ultimate resolution or clarification of income tax matters may result in favorable or unfavorable impacts to net income and cash flows, and adjustments to tax-related assets and liabilities could be material.
We account for uncertain income tax positions using a benefit recognition model with a two-step approach including a more-likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluate each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of tax benefits to be recorded in the consolidated financial statements. At December 31, 2021 we had $21.7 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.
Valuation allowances against deferred tax assets are recorded when we conclude it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. We evaluate each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At December 31, 2021, we had established $7.8 million of valuation allowances related to certain state NOL carryforwards. Refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Consolidated Financial Statements.
Quantitative and Qualitative Disclosures about Market Risk are reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NISOURCE INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of NiSource Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related statements of consolidated income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impact of Rate Regulation on the Financial Statements - Refer to Notes 1 and 9 to the consolidated financial statements
Critical Audit Matter Description
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
The Company’s subsidiaries’ rates are subject to regulatory rate-setting processes. Rates are determined and approved in regulatory proceedings based on an analysis of the subsidiaries’ costs to provide utility service and a return on, and recovery of, the subsidiaries’ investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The respective commission’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
capital. Decisions to be made by the commission in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the commission will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.
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
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments, that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the commissions for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected the Company’s filings with the commissions and the filings with the commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions related to recoverability of recorded assets.
•We inquired of management about property, plant, and equipment that may be abandoned. For assets that were abandoned, we inquired of management about their considerations regarding the abandonment. We inspected minutes of the board of directors and regulatory orders and other filings with the commissions to identify evidence that may contradict management’s assertion regarding probability of an abandonment.
•With the assistance of professionals in our firm with expertise in the application of ASC Topic 980, Regulated Operations, we evaluated management’s conclusions regarding the application of ASC Topic 980 to the timing differences between the amount of profit from the consolidated joint ventures and the amount included in regulated rates.
•We read the relevant regulatory orders issued by the Commission for the Company’s renewable energy investments. We evaluated the appropriateness of recognizing a regulatory liability or asset representing timing differences between the profit allocated under the Hypothetical Liquidation at Book Value (HLBV) method related to the consolidated joint ventures and the allowed earnings included in regulatory rates. We also evaluated the appropriateness of the offset to the regulatory liability or asset recorded in depreciation expense.
•We evaluated the Company’s disclosures related to the application of ASC Topic 980 to consolidated joint venture accounting.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Preferred Stock—2021 Equity Units - Refer to Notes 5, 13, 18 and 24 to the consolidated financial statements
Critical Audit Matter Description
On April 19, 2021, the Company completed the sale of 8.625 million equity units, initially consisting of corporate units, each with a stated amount of $100. Each corporate unit consists of a forward contract to purchase shares of the Company's common stock in the future (“Forward Contract”) and a 1/10th, or 10%, undivided beneficial ownership interest in one share of Series C Mandatory Convertible Preferred Stock (“Preferred Stock”) (collectively the “Equity Units”).
The Forward Contract obligates holders to purchase shares of the Company's common stock on December 1, 2023, subject to early settlement in certain situations. The purchase price to be paid under the Forward Contract is $100 per Equity Unit and the number of shares to be purchased will be determined near the settlement date, subject to a maximum settlement rate. The Preferred Stock was pledged upon issuance as collateral to secure the purchase of the Company's common stock under the related Forward Contract. The Company will pay quarterly contract adjustment payments at the rate of 7.75% per year on the stated amount of $100 per Equity Unit.
The Preferred Stock initially will not bear any dividends and is expected to be remarketed prior to December 1, 2023. Following a successful remarketing, dividends may become payable on the Preferred Stock and/or the minimum conversion rate of the Preferred Stock may be increased. Each share of Preferred Stock will automatically convert based on a conversion rate on the mandatory conversion date, which is expected to be on or about March 1, 2024, unless previously converted. If no successful remarketing of the Preferred Stock has previously occurred, effective as of December 1, 2023, the conversion rate will be zero, no shares of the Company's common stock will be delivered upon automatic conversion, and each share of Preferred Stock will be automatically transferred to the Company on the mandatory conversion date without any payment of cash or shares of the Company's common stock thereon. In the event of such a remarketing failure, any share of Preferred Stock held as part of Equity Units will be automatically delivered to the Company on December 1, 2023 in full satisfaction of the relevant holder’s obligation under the related Forward Contracts.
The Company has concluded that the Forward Contracts and the Preferred Stock host represent a single unit of account and has recorded the Equity Units in equity as Preferred Stock. The present value of the quarterly contract adjustment payments was recorded as a liability, with the offset recorded in Preferred Stock.
We identified the accounting for the Equity Units as a critical audit matter due to the significant judgments made by management in the application of accounting guidance. Auditing these judgments required specialized knowledge of accounting for financial instruments and extensive audit procedures to evaluate the accounting treatment associated with the Equity Units.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the Equity Units included the following, among others:
•We tested the effectiveness of controls over management’s accounting assessment of the Equity Units.
•We read the applicable agreements and compared the key terms from the agreements to management’s analysis of the transaction.
•With the assistance of professionals in our firm with expertise in 1) accounting for financial instruments and 2) assessing probability of certain outcomes underlying the key accounting judgments, we evaluated management’s conclusions regarding the application of the appropriate accounting standards.
•We evaluated the Company's disclosure of the Equity Units transaction, including the related impacts to the financial statements.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 23, 2022

We have served as the Company's auditor since 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

Year Ended December 31, (in millions, except per share amounts)	2021	2020	2019
Operating Revenues
Customer revenues	$4,731.3	$4,473.2	$5,053.4
Other revenues	168.3	208.5	155.5
Total Operating Revenues	4,899.6	4,681.7	5,208.9
Operating Expenses
Cost of energy	1,392.3	1,109.3	1,534.8
Operation and maintenance	1,456.0	1,585.9	1,354.7
Depreciation and amortization	748.4	725.9	717.4
Impairment of goodwill and intangible assets	—	—	414.5
Loss on sale of assets, net	7.7	410.6	—
Other taxes	288.3	299.2	296.8
Total Operating Expenses	3,892.7	4,130.9	4,318.2
Operating Income	1,006.9	550.8	890.7
Other Income (Deductions)
Interest expense, net	(341.1)	(370.7)	(378.9)
Other, net	40.8	32.1	(5.2)
Loss on early extinguishment of long-term debt	—	(243.5)	—
Total Other Deductions, Net	(300.3)	(582.1)	(384.1)
Income (Loss) before Income Taxes	706.6	(31.3)	506.6
Income Taxes	117.8	(17.1)	123.5
Net Income (Loss)	588.8	(14.2)	383.1
Net income attributable to noncontrolling interest	3.9	3.4	—
Net Income (Loss) attributable to NiSource	584.9	(17.6)	383.1
Preferred dividends	(55.1)	(55.1)	(55.1)
Net Income (Loss) Available to Common Shareholders	529.8	(72.7)	328.0
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$1.35	$(0.19)	$0.88
Diluted Earnings (Loss) Per Share	$1.27	$(0.19)	$0.87
Basic Average Common Shares Outstanding	393.6	384.3	374.6
Diluted Average Common Shares	417.3	384.3	376.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, (in millions, net of taxes)	2021	2020	2019
Net Income (Loss)	$588.8	$(14.2)	$383.1
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	(3.9)	2.7	5.7
Net unrealized gain (loss) on cash flow hedges(2)	25.4	(70.7)	(64.2)
Unrecognized pension and OPEB benefit(3)	8.4	3.9	3.1
Total other comprehensive income (loss)	29.9	(64.1)	(55.4)
Total Comprehensive Income (Loss)	$618.7	$(78.3)	$327.7
(1) Net unrealized gain (loss) on available-for-sale securities, net of $1.0 million tax benefit, $0.7 million tax expense and $1.5 million tax expense in 2021, 2020 and 2019, respectively.
(2) Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $8.4 million tax expense, $23.4 million tax benefit and $21.2 million tax benefit in 2021, 2020 and 2019, respectively.
(3) Unrecognized pension and OPEB benefit, net of $3.8 million tax expense, $0.1 million tax benefit and $1.6 million tax expense in 2021, 2020 and 2019, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2021	December 31, 2020
ASSETS
Property, Plant and Equipment
Plant	$25,171.3	$24,179.9
Accumulated depreciation and amortization	(7,289.5)	(7,560.4)
Net Property, Plant and Equipment(1)	17,881.8	16,619.5
Investments and Other Assets
Unconsolidated affiliates	0.8	—
Available-for-sale debt securities (amortized cost of $169.3 and $163.9, allowance for credit losses of $0.2 and $0.5, respectively)	171.8	170.9
Other investments	87.1	81.1
Total Investments and Other Assets	259.7	252.0
Current Assets
Cash and cash equivalents	84.2	116.5
Restricted cash	10.7	9.1
Accounts receivable	849.1	843.6
Allowance for credit losses	(23.5)	(52.3)
Accounts receivable, net	825.6	791.3
Gas inventory	327.4	191.2
Materials and supplies, at average cost	139.1	141.5
Electric production fuel, at average cost	32.2	68.4
Exchange gas receivable	99.6	34.1
Regulatory assets	206.2	135.7
Deferred property taxes	91.0	85.6
Prepayments and other	104.8	86.0
Total Current Assets(1)	1,920.8	1,659.4
Other Assets
Regulatory assets	2,286.0	1,794.8
Goodwill	1,485.9	1,485.9
Deferred charges and other	322.7	228.9
Total Other Assets	4,094.6	3,509.6
Total Assets	$24,156.9	$22,040.5
(1)Includes $695.9 million and $175.6 million in 2021 and 2020, respectively, of net property, plant and equipment assets and $14.3 million and $1.7 million in 2021 and 2020, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Variable Interest Entities" for additional information.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2021	December 31, 2020
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 405,303,023 and 391,760,051 shares outstanding, respectively	$4.1	$3.9
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 1,302,500 and 440,000 shares outstanding, respectively	1,546.5	880.0
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	7,204.3	6,890.1
Retained deficit	(1,580.9)	(1,765.2)
Accumulated other comprehensive loss	(126.8)	(156.7)
Total NiSource Stockholders' Equity	6,947.3	5,752.2
Noncontrolling interest in consolidated subsidiaries	325.6	85.6
Total Stockholders’ Equity	7,272.9	5,837.8
Long-term debt, excluding amounts due within one year	9,183.4	9,219.8
Total Capitalization	16,456.3	15,057.6
Current Liabilities
Current portion of long-term debt	58.1	23.3
Short-term borrowings	560.0	503.0
Accounts payable	697.8	589.0
Customer deposits and credits	237.9	243.3
Taxes accrued	277.1	244.1
Interest accrued	105.5	104.7
Exchange gas payable	107.7	48.5
Regulatory liabilities	137.4	161.3
Accrued compensation and employee benefits	182.7	141.8
Other accruals	382.0	220.4
Total Current Liabilities(1)	2,746.2	2,279.4
Other Liabilities
Deferred income taxes	1,659.4	1,470.6
Accrued liability for postretirement and postemployment benefits	292.5	336.1
Regulatory liabilities	1,842.6	1,904.2
Asset retirement obligations	469.7	477.1
Other noncurrent liabilities	690.2	515.5
Total Other Liabilities(1)	4,954.4	4,703.5
Commitments and Contingencies (Refer to Note 19, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$24,156.9	$22,040.5
(1)Includes $10.0 million and $15.3 million in 2021 and 2020, respectively, of current liabilities and $20.5 million and $5.6 million in 2021 and 2020, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Variable Interest Entities," for additional information.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2021	2020	2019
Operating Activities
Net Income (Loss)	$588.8	$(14.2)	$383.1
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities:
Loss on early extinguishment of debt	—	243.5	—
Depreciation and amortization	748.4	725.9	717.4
Deferred income taxes and investment tax credits	111.9	(29.0)	118.2
Stock compensation expense and 401(k) profit sharing contribution	24.3	17.4	25.9
Impairment of goodwill and intangible assets	—	—	414.5
Loss (gain) on sale of assets	5.6	409.8	(0.6)
Other adjustments	(0.7)	(0.3)	(0.1)
Changes in Assets and Liabilities:
Accounts receivable	(40.3)	(3.9)	187.8
Inventories	(112.9)	(1.5)	(2.0)
Accounts payable	54.9	(29.7)	(299.9)
Exchange gas receivable/payable	(114.2)	(6.9)	55.5
Other accruals	43.0	(175.1)	138.3
Prepayments and other current assets	(36.6)	(5.9)	(33.6)
Regulatory assets/liabilities	76.8	70.8	(85.6)
Postretirement and postemployment benefits	(96.4)	(103.6)	(21.1)
Deferred charges and other noncurrent assets	(4.7)	(15.0)	(76.1)
Other noncurrent liabilities	(30.0)	21.7	61.6
Net Cash Flows from Operating Activities	1,217.9	1,104.0	1,583.3
Investing Activities
Capital expenditures	(1,838.0)	(1,758.1)	(1,802.4)
Cost of removal	(121.1)	(138.2)	(113.2)
Proceeds from disposition of assets	0.7	1,115.9	0.4
Purchases of available-for-sale securities	(102.9)	(144.7)	(140.4)
Sales of available-for-sale securities	97.8	131.4	132.1
Payment to renewable generation asset developer	(240.4)	(85.3)	—
Other investing activities	(1.0)	(0.1)	1.1
Net Cash Flows used for Investing Activities	(2,204.9)	(879.1)	(1,922.4)
Financing Activities
Proceeds from issuance of long-term debt	—	2,974.0	750.0
Repayments of long-term debt and finance lease obligations	(25.7)	(1,622.0)	(51.6)
Issuance of short-term debt (maturity > 90 days)	—	1,350.0	600.0
Repayment of short-term debt (maturity > 90 days)	—	(2,200.0)	(700.0)
Change in short-term borrowings, net (maturity ≤ 90 days)	57.0	(420.1)	(104.0)
Issuance of common stock, net of issuance costs	299.6	211.4	244.4
Equity costs, premiums and other debt related costs	(18.2)	(246.5)	(17.8)
Contributions from noncontrolling interest	245.1	82.2	—
Distributions to noncontrolling interest	(0.6)	—	—
Issuance of equity units, net of underwriting costs	839.9	—	—
Dividends paid - common stock	(345.2)	(321.6)	(298.5)
Dividends paid - preferred stock	(55.1)	(55.1)	(56.1)
Contract liability payment	(40.5)	—	—
Net Cash Flows from Financing Activities	956.3	(247.7)	366.4
Change in cash, cash equivalents and restricted cash	(30.7)	(22.8)	27.3
Cash, cash equivalents and restricted cash at beginning of period	125.6	148.4	121.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$94.9	$125.6	$148.4

Reconciliation to Balance Sheet	2021	2020	2019
Cash and cash equivalents	84.2	116.5	139.3
Restricted Cash	10.7	9.1	9.1
Total Cash, Cash Equivalents and Restricted Cash	94.9	125.6	148.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2019	$3.8	$880.0	$(99.9)	$6,403.5	$(1,399.3)	$(37.2)	$—	$5,750.9
Comprehensive Income:
Net Income	—	—	—	—	383.1	—	—	383.1
Other comprehensive loss, net of tax	—	—	—	—	—	(55.4)	—	(55.4)
Dividends:
Common stock ($0.80 per share)	—	—	—	—	(298.5)	—	—	(298.5)
Preferred stock (See Note 13)	—	—	—	—	(56.1)	—	—	(56.1)
Stock issuances:
Employee stock purchase plan	—	—	—	5.6	—	—	—	5.6
Long-term incentive plan	—	—	—	10.4	—	—	—	10.4
401(k) and profit sharing	—	—	—	17.6	—	—	—	17.6
ATM Program	—	—	—	229.1	—	—	—	229.1
Balance as of December 31, 2019	$3.8	$880.0	$(99.9)	$6,666.2	$(1,370.8)	$(92.6)	$—	$5,986.7
Comprehensive Loss:
Net Income (Loss)	—	—	—	—	(17.6)	—	3.4	(14.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(64.1)	—	(64.1)
Dividends:
Common stock ($0.84 per share)	—	—	—	—	(321.7)	—	—	(321.7)
Preferred stock (See Note 13)	—	—	—	—	(55.1)	—	—	(55.1)
Contribution from noncontrolling interest	—	—	—	—	—	—	82.2	82.2
Stock issuances:
Employee stock purchase plan	—	—	—	5.7	—	—	—	5.7
Long-term incentive plan	—	—	—	8.4	—	—	—	8.4
401(k) and profit sharing	—	—	—	13.4	—	—	—	13.4
ATM Program	0.1	—	—	196.4	—	—	—	196.5
Balance as of December 31, 2020	$3.9	$880.0	$(99.9)	$6,890.1	$(1,765.2)	$(156.7)	$85.6	$5,837.8
Comprehensive Income:
Net Income	—	—	—	—	584.9	—	3.9	588.8
Other comprehensive income, net of tax	—	—	—	—	—	29.9	—	29.9
Dividends:
Common stock ($0.88 per share)	—	—	—	—	(345.5)	—	—	(345.5)
Preferred stock (See Note 13)	—	—	—	—	(55.1)	—	—	(55.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	236.7	236.7
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Stock issuances:
Equity Units	—	666.5	—	—	—	—	—	666.5
Employee stock purchase plan	—	—	—	5.0	—	—	—	5.0
Long-term incentive plan	—	—	—	11.8	—	—	—	11.8
401(k) and profit sharing	—	—	—	9.5	—	—	—	9.5
ATM program	0.2	—	—	287.9	—	—	—	288.1
Balance as of December 31, 2021	$4.1	$1,546.5	$(99.9)	$7,204.3	$(1,580.9)	$(126.8)	$325.6	$7,272.9
(1)Series A, Series B, and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M, respectively. See Note 13, "Equity," for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (continued)

	Preferred	Common
(in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2019	420	376,326	(3,963)	372,363
Issued:
Preferred stock(1)	20	—	—	—
Employee stock purchase plan	—	201	—	201
Long-term incentive plan	—	518	—	518
401(k) and profit sharing plan	—	631	—	631
ATM program	—	8,423	—	8,423
Balance as of December 31, 2019	440	386,099	(3,963)	382,136
Issued:
Employee stock purchase plan	—	236	—	236
Long-term incentive plan	—	385	—	385
401(k) and profit sharing plan	—	544	—	544
ATM Program	—	8,459	—	8,459
Balance as of December 31, 2020	440	395,723	(3,963)	391,760
Issued:
Equity Units	863	—	—	—
Employee stock purchase plan	—	209	—	209
Long-term incentive plan	—	418	—	418
401(k) and profit sharing plan	—	391	—	391
ATM program	—	12,525	—	12,525
Balance as of December 31, 2021	1,303	409,266	(3,963)	405,303
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
C.       Cash, Cash Equivalents and Restricted Cash. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We report amounts deposited in brokerage accounts for margin requirements as restricted cash. In addition, we have amounts deposited in trusts to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, which is classified as restricted cash on the Consolidated Balance Sheets and disclosed with cash and cash equivalents on the Statements of Consolidated Cash Flows.
D. Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, weather and reasonable and supportable forecasts. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. Our accounts receivable on the Consolidated Balance Sheets include unbilled revenue, less reserves. The reserve for uncollectible receivables is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determined the reserve based on historical experience and in consideration of current market conditions. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered. Refer to Note 3, "Revenue Recognition," for additional information on customer-related accounts receivable, including amounts related to unbilled revenues.
E.        Investments in Debt Securities. Our investments in debt securities are carried at fair value and are designated as available-for-sale. These investments are included within “Available-for-sale debt securities” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are recorded to accumulated other comprehensive income or loss. At each reporting period these investments are qualitatively and quantitatively assessed to determine whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. Impairments related to credit loss are recorded through an allowance for credit losses. Impairments that are not related to credit losses are included in other comprehensive income and are reflected in the Statements of Consolidated Income (Loss). No material impairment charges were recorded for the years ended December 31, 2021, 2020 or 2019. Refer to Note 18, "Fair Value," for additional information.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Non-utility property includes renewable generation assets owned by joint ventures of which we are the primary beneficiary and is generally depreciated on a straight-line basis over the life of the associated assets. Refer to Note 6, "Property, Plant and Equipment," for additional information related to depreciation expense.
For rate-regulated companies, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. Our pre-tax rate for AFUDC was 3.3% in 2021, 2.6% in 2020 and 3.0% in 2019.
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
External and internal costs associated with on-premise computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. External and internal up-front implementation costs associated with cloud computing arrangements that are service contracts are deferred on the Consolidated Balance Sheets. Once the installed software is ready for its intended use, such deferred costs are amortized on a straight-line basis to "Operation and maintenance," over the minimum term of the contract plus contractually-provided renewal periods that are reasonable expected to be exercised.
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
I.         Accounts Receivable Transfer Program. Certain of our subsidiaries have agreements with third parties to transfer certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2021 and 2020 Consolidated Balance Sheets. When amounts are securitized, the short-term debt is recorded in the amount of proceeds received from the transferees involved in the transactions. Refer to Note 16, "Short Term Borrowings," for further information.
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
K.        Inventory. Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for all of our regulated subsidiaries. Inventory valued using LIFO was $44.9 million and $42.3 million at December 31, 2021 and 2020, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was less than the stated LIFO cost by $13.6 million and $19.6 million at December 31, 2021 and 2020, respectively. As all LIFO inventory costs are collected from customers through our rate-

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
regulated subsidiaries, no inventory impairment has been recorded. Gas inventory valued using the weighted average cost methodology was $282.4 million at December 31, 2021 and $148.8 million at December 31, 2020.
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
We do not offset the fair value amounts recognized for any of our derivative instruments against the fair value amounts recognized for the right to reclaim cash collateral or obligation to return cash collateral for derivative instruments executed with the same counterparty under a master netting arrangement. See Note 10, "Risk Management Activities," for additional information.
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
O.       Pension Remeasurement. We utilize a third-party actuary for the purpose of performing actuarial valuations of our defined benefit plans. Annually, as of December 31, we perform a remeasurement for our pension plans. Quarterly, we monitor for significant events, and if a significant event is identified, we perform a qualitative and quantitative assessment to determine if the resulting remeasurement would materially impact the NiSource financial statements. If material, an interim remeasurement is performed. We had one such interim remeasurement in the first quarter of 2021. See Note 12, "Pension and Other Postretirement Benefits," for additional information.
P. Environmental Expenditures. We accrue for costs associated with environmental remediation obligations, including expenditures related to asset retirement obligations and cost of removal, when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and estimated site-specific costs where assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. The liability is adjusted as further information is discovered or circumstances change. The accruals for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Other accruals” for short-term portions of these liabilities and “Other noncurrent liabilities” for the respective long-term portions of

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
these liabilities. Rate-regulated subsidiaries applying regulatory accounting establish regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process. Refer to Note 8, "Asset Retirement Obligations," and Note 19, "Other Commitments and Contingencies," for further information.
Q.        Excise Taxes. As an agent for some state and local governments, we invoice and collect certain excise taxes levied by state and local governments on customers and record these amounts as liabilities payable to the applicable taxing jurisdiction. Such balances are presented within "Other accruals" on the Consolidated Balance Sheets. These types of taxes collected from customers, comprised largely of sales taxes, are presented on a net basis affecting neither revenues nor cost of sales. We account for excise taxes for which we are liable by recording a liability for the expected tax with a corresponding charge to “Other taxes” expense on the Statements of Consolidated Income (Loss).
R.        Accrued Insurance Liabilities. We accrue for insurance costs related to workers compensation, automobile, property, general and employment practices liabilities based on the most probable value of each claim. In general, claim values are determined by professional, licensed loss adjusters who consider the facts of the claim, anticipated indemnification and legal expenses, and respective state rules. Claims are reviewed by us at least quarterly and an adjustment is made to the accrual based on the most current information.

S.        VIEs and Allocation of Earnings. We fund a significant portion of our renewable generation assets through joint ventures with tax equity partners. We consolidate these joint ventures in accordance with ASC 810 as they are VIEs in which we hold a variable interest, and we control decisions that are significant to the joint ventures' ongoing operations and economic results (i.e., we are the primary beneficiary).
These joint ventures are subject to profit sharing arrangements in which the allocation of the joint ventures' cash distributions and tax benefits to members is based on factors other than members' relative ownership percentages. As such, we utilize the HLBV method to allocate proceeds to each partner at the balance sheet date based on the liquidation provisions of the related joint venture's operating agreement and adjusts the amount of the VIE's net income attributable to us and the noncontrolling tax equity member during the period.
In each reporting period, the application of HLBV to our consolidated VIEs results in a difference between the amount of profit from the consolidated joint ventures and the amount included in regulated rates. As discussed above in "F. Basis of Accounting for Rate-Regulated Subsidiaries," we are subject to the accounting and reporting requirements of ASC 980. In accordance with these principles, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the joint ventures and the amount included in regulated rates to recover our approved investments in consolidated joint ventures. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation expense" on the Statements of Consolidated Income (Loss).
2.     Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
We are currently evaluating the impact of certain ASUs on our Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are described below:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements are effective upon issuance on March 12, 2020, and will apply through December 31, 2022. We have evaluated the temporary expedients and options available under this guidance and identified the financial instruments to which the expedients could be applied, if deemed necessary. As of December 31, 2021, we have not applied any expedients and options available under these ASUs.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This pronouncement requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. This

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
pronouncement is applicable for financial statements issued for annual periods beginning after December 15, 2021. We are currently evaluating the impact of adoption, if any, on the Notes to Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically, the ASU "simplifies accounting for convertible instruments by removing major separation models required under current GAAP." In addition, the ASU "removes certain settlement conditions that are required for equity contracts to qualify for it" and "simplifies the diluted earnings per share (EPS) calculations in certain areas." Finally, this ASU "eliminates the cash conversion and beneficial conversion feature models that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity." This pronouncement is effective for the annual period beginning after December 15, 2021, and interim periods within those fiscal years. This accounting pronouncement will impact the denominator in the calculation of diluted EPS for our Equity Units. Beginning Q1 2022, we will be required to assume share settlement of the remaining purchase contract payment balance when applying the if-converted method. Moreover, we will also be required to utilize the average share price for the period instead of the end of period price. We have adopted this ASU on its effective date.
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
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment as well as by customer class. The Gas Distribution Operations segment provides natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, Maryland and Indiana. The Electric Operations segment provides electric service in 20 counties in the northern part of Indiana.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The tables below reconcile revenue disaggregation by customer class to segment revenue as well as to revenues reflected on the Statements of Consolidated Income (Loss):

Year Ended December 31, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$2,109.4	$567.9	$—	$2,677.3
Commercial	722.4	534.9	—	1,257.3
Industrial	195.7	493.4	—	689.1
Off-system	71.3	—	—	71.3
Miscellaneous	27.3	8.2	0.8	36.3
Total Customer Revenues	$3,126.1	$1,604.4	$0.8	$4,731.3
Other Revenues	45.1	91.9	31.3	168.3
Total Operating Revenues	$3,171.2	$1,696.3	$32.1	$4,899.6
(1)Customer revenue amounts exclude intersegment revenues. See Note 23, "Segments of Business," for discussion of intersegment revenues.
(2)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Year Ended December 31, 2020 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$2,075.0	$527.8	$—	$2,602.8
Commercial	670.5	480.3	—	1,150.8
Industrial	212.8	412.1	—	624.9
Off-system	41.0	—	—	41.0
Miscellaneous	32.7	20.2	0.8	53.7
Total Customer Revenues	$3,032.0	$1,440.4	$0.8	$4,473.2
Other Revenues	96.1	95.5	16.9	208.5
Total Operating Revenues	$3,128.1	$1,535.9	$17.7	$4,681.7
(1)Customer revenue amounts exclude intersegment revenues. See Note 23, "Segments of Business," for discussion of intersegment revenues.
(2)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Year Ended December 31, 2019 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$2,309.0	$481.6	$—	$2,790.6
Commercial	771.3	486.6	—	1,257.9
Industrial	245.2	607.7	—	852.9
Off-system	77.7	—	—	77.7
Miscellaneous	52.0	21.5	0.8	74.3
Total Customer Revenues	$3,455.2	$1,597.4	$0.8	$5,053.4
Other Revenues	54.5	101.0	—	155.5
Total Operating Revenues	$3,509.7	$1,698.4	$0.8	$5,208.9
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
Customer Accounts Receivable. Accounts receivable on our Consolidated Balance Sheets includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the year ended December 31, 2021, are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2020	$400.0	$327.2
Balance as of December 31, 2021	459.6	337.0
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
Allowance for Credit Losses. To evaluate for expected credit losses, customer account receivables are pooled based on similar risk characteristics, such as customer type, geography, payment terms, and related macro-economic risks. Expected credit losses are established using a model that considers historical collections experience, current information, and reasonable and supportable forecasts. Internal and external inputs are used in our credit model including, but not limited to, energy consumption trends, revenue projections, actual charge-offs data, recoveries data, shut-offs, customer delinquencies, and final bill data. We continuously evaluate available information relevant to assessing collectability of current and future receivables. We evaluate creditworthiness of specific customers periodically or following changes in facts and circumstances. When we become aware of a specific commercial or industrial customer's inability to pay, an allowance for expected credit losses is recorded for the relevant amount. We also monitor other circumstances that could affect our overall expected credit losses; including, but not limited to, creditworthiness of overall population in service territories, adverse conditions impacting an industry sector, and current economic conditions.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of December 31, 2021 and December 31, 2020, are presented in the tables below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2021	$41.8	$9.7	$0.8	$52.3
Current period provisions	5.8	1.4	—	7.2
Write-offs charged against allowance	(46.7)	(7.7)	—	(54.4)
Recoveries of amounts previously written off	18.0	0.4	—	18.4
Balance as of December 31, 2021	$18.9	$3.8	$0.8	$23.5

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2020	$9.1	$3.1	$0.8	$13.0
Current period provisions	45.3	9.3	—	54.6
Write-offs charged against allowance	(26.7)	(3.0)	—	(29.7)
Recoveries of amounts previously written off	14.1	0.3	—	14.4
Balance as of December 31, 2020	$41.8	$9.7	$0.8	$52.3
In connection with the COVID-19 pandemic, certain state regulatory commissions instituted regulatory moratoriums that impacted our ability to pursue our standard credit risk mitigation practices. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently recovered in rates. At the balance sheet date, in addition to our evaluation of the allowance for credit losses discussed above, we considered benefits available under governmental COVID-19 relief programs, the impact of unemployment benefits initiatives, and flexible payment plans being offered to customers affected by or experiencing hardship as a result of the pandemic, which could help to mitigate the potential for increasing customer account delinquencies. We also considered the on-time bill payment promotion and robust customer marketing strategy for energy assistance programs that we have implemented. Based upon this evaluation, we have concluded that the allowance for credit losses as of December 31, 2021 adequately reflected the collection risk and net realizable value of our receivables. We have now resumed our common credit mitigation practices in all jurisdictions as these moratoriums have expired (see Note 9, "Regulatory Matters," for additional information on regulatory moratoriums and regulatory assets).
4.    Variable Interest Entities
A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. Refer to Note 1-S, "VIEs and Allocation of Earnings," for information on our accounting policy for the VIEs.
We control decisions that are significant to Rosewater and Indiana Crossroads Wind's ongoing operations and economic results. Therefore, we have concluded that we are the primary beneficiary and have consolidated both.
Members of the respective joint ventures are NIPSCO (who is the managing member) and tax equity partners. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. Once the tax equity partner has earned their negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the respective joint venture. NIPSCO has an obligation to purchase, through a PPA at established market rates, 100% of the electricity generated by the joint ventures.
Rosewater
Rosewater owns and operates 102 MW of nameplate capacity wind generation assets. NIPSCO and the tax equity partner made cash contributions in December 2020 and March 2021 per the equity capital contribution agreement. NIPSCO also assumed an obligation to the developer of the wind generation assets representing the remaining economic interest, which comes due in 2023. From the contributed funds, Rosewater paid $7.4 million and $85.3 million to the developer of the wind generation assets

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
as of December 31, 2021 and 2020, respectively. The developer of the facility is not a partner in the joint venture for federal income tax purposes and does not receive any share of earnings, tax attributes, or cash flows of Rosewater.
Indiana Crossroads Wind
Indiana Crossroads Wind owns and operates 302 MW of nameplate capacity wind generation assets. NIPSCO and the tax equity partner made cash contributions in December 2021 per the equity capital contribution agreement. NIPSCO also assumed an obligation to the developer of the wind generation assets representing the remaining economic interest, which comes due in 2023. From the contributed funds, Indiana Crossroads Wind paid $233.0 million and zero to the developer of the wind generation assets as of December 31, 2021 and 2020, respectively. The developer of the facility is not a partner in the joint venture for federal income tax purposes and does not receive any share of earnings, tax attributes, or cash flows of Indiana Crossroads Wind.
The following table displays the Noncontrolling interest in consolidated subsidiaries included in the Consolidated Balance Sheets:

(in millions)	December 31, 2021	December 31, 2020
Rosewater	$88.2	$85.6
Indiana Crossroads Wind	237.4	—
Total	$325.6	$85.6
The following table displays the Net income (loss) attributable to noncontrolling interest included in the Statements of Consolidated Income (Loss) for the years ended December 31:

(in millions)	2021	2020	2019
Rosewater	$(4.2)	$3.4	$—
Indiana Crossroads Wind	8.1	—	—
Total	$3.9	$3.4	$—
The following table displays the contributions associated with each VIE:

(in millions)	December 31, 2021		December 31, 2020
	Rosewater	Indiana Crossroads Wind	Rosewater	Indiana Crossroads Wind
NIPSCO Cash Contribution	$0.1	$2.7	$0.7	$—
Tax Equity Partner Cash Contribution	7.5	237.6	86.1	—
NIPSCO's Obligation to Developer(1)	6.0	271.5	69.7	—
Total Contributions	$13.6	$511.8	$156.5	$—
(1)Included in "Other noncurrent liabilities" in the Consolidated Balance Sheets

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We did not provide any financial or other support during the year that was not previously contractually required, nor do we expect to provide such support in the future.
Our Consolidated Balance Sheets included the following assets and liabilities associated with VIEs.

(in millions)	December 31, 2021		December 31, 2020
	Rosewater	Indiana Crossroads Wind	Rosewater	Indiana Crossroads Wind
Net Property, Plant and Equipment	$170.1	$525.8	$175.6	$—
Current assets	6.2	8.1	1.7	—
Total assets(1)	176.3	533.9	177.3	—
Current liabilities	2.5	7.5	15.3	—
Asset retirement obligations	5.7	14.8	5.5	—
Other noncurrent liabilities	—	—	0.1	—
Total liabilities	$8.2	$22.3	$20.9	$—
(1)The assets of Rosewater and Indiana Crossroads represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of Rosewater and Indiana Crossroads do not have recourse to the general credit of the primary beneficiary.
5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the year ended December 31, 2021 using the if-converted method under US GAAP. This method assumes conversion at the beginning of the reporting period, or at time of issuance, if later. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the stock price falls below the initial reference price of $24.51, subject to anti-dilution adjustments, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 13, "Equity." Conversely, if the stock price is above the initial reference price of $24.51, subject to anti-dilution adjustments, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in 2021, net of tax, related to the purchase contracts.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units are contingently convertible as the conversion is contingent on a successful remarketing as described in Note 13, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of December 31, 2021, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the year ended December 31, 2021.
Diluted EPS also includes the incremental effects of the various long-term incentive compensation plans and the open ATM forward agreements during the period under the treasury stock method when the impact would be dilutive. Refer to Note 13, "Equity," for more information on our ATM forward agreements.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
For the year ended December 31, 2020, we had a net loss on the Statements of Consolidated Income (Loss) during the period, and any potentially dilutive shares would have had an anti-dilutive impact on EPS. The following table presents the calculation of our basic and diluted EPS:

Year Ended December 31, (in millions, except per share amounts)	2021	2020	2019
Numerator:
Net Income (Loss) Available to Common Shareholders - Basic	$529.8	$(72.7)	$328.0
Dilutive effect of Equity Units	1.6	—	—
Net Income (Loss) Available to Common Shareholders - Diluted	$531.4	$(72.7)	$328.0
Denominator:
Average common shares outstanding - Basic	393.6	384.3	374.6
Dilutive potential common shares:
Equity Units	22.0	—	—
Shares contingently issuable under employee stock plans	0.8	—	0.9
Shares restricted under employee stock plans	0.3	—	0.2
ATM Forward agreements	0.6	—	0.3
Average Common Shares - Diluted	417.3	384.3	376.0
Earnings per common share:
Basic	$1.35	$(0.19)	$0.88
Diluted	$1.27	$(0.19)	$0.87

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
6.    Property, Plant and Equipment
Our property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2021	2020
Property, Plant and Equipment
Gas Distribution Utility(1)	$15,240.6	$14,010.2
Electric Utility(1)	6,754.9	6,478.0
Corporate	217.8	197.3
Construction Work in Process	808.0	572.6
Renewable Generation Assets(2)	702.4	175.7
Non-Utility and Other(3)	1,447.6	2,746.1
Total Property, Plant and Equipment	$25,171.3	$24,179.9
Accumulated Depreciation and Amortization
Gas Distribution Utility(1)	$(3,490.2)	$(3,292.9)
Electric Utility(1)	(2,433.1)	(2,305.0)
Corporate	(132.2)	(109.3)
Renewable Generation Assets(2)	(6.5)	(0.1)
Non-Utility and Other(3)	(1,227.5)	(1,853.1)
Total Accumulated Depreciation and Amortization	$(7,289.5)	$(7,560.4)
Net Property, Plant and Equipment	$17,881.8	$16,619.5
(1)NIPSCO’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.
(2)Our renewable generation assets are part of our electric segment and represent Non-Utility Property, owned and operated by joint ventures between NIPSCO and unrelated tax equity partners, and depreciated straight-line over 30 years. Refer to Note 4, "Variable Interest Entities," for additional information.
(3)Non-Utility and Other as of December 31, 2020 includes net book value of four coal units totaling $903.8 million related to R.M. Schahfer Generating Station. Two of the four units were subsequently retired in 2021 and reclassified to current and long-term Regulatory Assets. Depreciation expense for the remaining net book value continues to be recorded at the composite depreciation rate approved by the IURC. As of December 31, 2021, Non-Utility and Other includes a net book value of $201.5 million related to the units not yet retired.
On October 1, 2021, NIPSCO retired R.M. Schahfer Generating Station Units 14 and 15. The net book value of the retired units was reclassified from "Net Property, Plant and Equipment," to current and long-term ''Regulatory Assets.'' The estimated net book value of R.M. Schahfer Generating Station's coal Units 14 and 15 and other associated plant retired was approximately $600.0 million. See Note 9, "Regulatory Matters," for additional details regarding the recovery of the regulatory assets associated with retired generating stations.
The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Electric Operations(1)	3.4%	3.4%	2.8%
Gas Distribution Operations	2.2%	2.3%	2.5%
(1)Increased rate beginning in 2020 primarily attributable to higher depreciation rates from the recent rate case proceeding.
We recognized depreciation expense of $672.1 million, $655.6 million and $612.2 million for the years ended 2021, 2020 and 2019, respectively. The 2021 depreciation expense amount includes a $5.3 million credit related to the regulatory deferral of income (loss) associated with our joint ventures, which is not included in current rates. See Note 9, "Regulatory Matters," for additional details.
Amortization of on-premise Software Costs. We amortized $49.4 million, $56.7 million and $55.5 million in 2021, 2020 and 2019, respectively, related to software recorded as intangible assets. Our unamortized software balance was $181.8 million and $136.4 million at December 31, 2021 and 2020, respectively.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Amortization of Cloud Computing Costs. We amortized $10.0 million, $3.4 million and $1.6 million in 2021, 2020 and 2019, respectively, related to cloud computing costs to "Operation and maintenance" expense. Our unamortized cloud computing balance was $42.4 million and $12.7 million at December 31, 2021 and 2020, respectively.
7.    Goodwill and Other Intangible Assets
Goodwill. Substantially all of our goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. Our goodwill balance was $1,485.9 million as of December 31, 2021 and 2020. All our goodwill has been allocated to our Gas Distribution Operations segment.
For our annual goodwill impairment analysis performed as of May 1, 2021, we completed a qualitative "step 0" assessment and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to their baseline May 1, 2020 "step 1" fair value measurement.
Columbia of Massachusetts was not considered to be a reporting unit for May 1, 2020 fair value measurement as the goodwill balance had been reduced to zero as of December 31, 2019. During the fourth quarter of 2019, in connection with the preparation of the year-end financial statements, we assessed the matters related to the then proposed sale of the Massachusetts Business and determined a new impairment analysis was required for our Columbia of Massachusetts reporting unit. Fair value of this reporting unit was determined based on a weighting of income and market approaches. The income approach calculated discounted cash flows using updated cash flow projections, discount rates and return on equity assumptions. The market approach applied a combination of comparable company multiples and comparable transactions and used the most recent cash flow projections. The 2019 year-end impairment analysis indicated that the fair value of the Columbia of Massachusetts reporting unit was below its carrying value. As a result, we reduced the Columbia of Massachusetts reporting unit goodwill balance to zero and recognized a goodwill impairment charge totaling $204.8 million, which was non-deductible for tax purposes.
Intangible and Other Long-Lived Assets Impairment. Prior to December 31, 2019, our intangible assets, apart from goodwill, consisted of franchise rights identified as part of the purchase price allocations associated with the acquisition in February 1999 of Columbia of Massachusetts.
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
As of December 31, 2021 and 2020, the carrying amount of the franchise rights was zero. We recorded zero amortization expense in 2021 and 2020 and $11.0 million in 2019 related to our franchise rights intangible asset.
8.    Asset Retirement Obligations
We have recognized asset retirement obligations associated with various legal obligations including costs to remove and dispose of certain construction materials located within many of our facilities (including our joint venture facilities), certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain PCB contamination, closure costs for certain sites including ash ponds, solid waste management units and a landfill, as well as some other nominal asset retirement obligations. We also have an obligation associated with the decommissioning of our two hydro facilities located in Indiana. These hydro facilities have an indeterminate life, and as such, no asset retirement obligation has been recorded.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Changes in our liability for asset retirement obligations for the years 2021 and 2020 are presented in the table below:

(in millions)	2021	2020
Beginning Balance	$495.6	$416.9
Accretion recorded as a regulatory asset/liability	16.0	17.3
Additions	23.2	5.5
Settlements	(11.2)	(13.9)
Change in estimated cash flows	(11.2)	86.0	(1)
Other	—	(16.2)	(2)
Ending Balance	$512.4	$495.6
(1)The change in estimated cash flows for 2020 is primarily attributed to revisions to the estimated costs associated with refining the CCR compliance plan, changes in estimated costs for electric generating stations and the changes in estimated costs for retirement of gas mains. See Note 19-E, "Environmental Matters," for additional information on CCRs.
(2)Represents the Columbia of Massachusetts Asset Retirement Obligations that were included in the sale of the Massachusetts Business that occurred on October 9, 2020.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2021	2020
Regulatory Assets
Unrecognized pension and other postretirement benefit costs (see Note 12)	$512.1	$583.3
Deferred pension and other postretirement benefit costs (see Note 12)	74.8	72.4
Environmental costs (see Note 19-E)	45.8	56.6
Regulatory effects of accounting for income taxes (see Note 1-N and Note 11)	194.8	194.5
Under-recovered gas and fuel costs (see Note 1-J)	73.6	8.0
Depreciation	177.5	192.6
Post-in-service carrying charges	237.9	228.6
Safety activity costs	171.9	146.0
DSM programs	39.2	37.8
Retired coal generating stations	803.9	204.7
Losses on commodity price risk programs (See Note 10)	9.6	54.7
Deferred property taxes	65.1	62.9
Renewable energy investments (See Note 1-S and Note 4)	18.5	—
Other	67.5	88.4
Total Regulatory Assets	$2,492.2	$1,930.5
Less: Current Portion	206.2	135.7
Total Noncurrent Regulatory Assets	$2,286.0	$1,794.8
Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2021	2020
Regulatory Liabilities
Over-recovered gas and fuel costs (see Note 1-J)	$5.4	$47.8
Cost of removal (see Note 8)	749.5	775.2
Regulatory effects of accounting for income taxes (see Note 1-N and Note 11)	1,040.8	1,105.1
Deferred pension and other postretirement benefit costs (see Note 12)	75.9	69.5
Gains on commodity price risk programs (See Note 10)	34.2	14.0
Other	74.2	53.9
Total Regulatory Liabilities	$1,980.0	$2,065.5
Less: Current Portion	137.4	161.3
Total Noncurrent Regulatory Liabilities	$1,842.6	$1,904.2
Regulatory assets, including under-recovered gas and fuel costs and depreciation, of approximately $1,207.0 million and $1,260.6 million as of December 31, 2021 and 2020, respectively, are not earning a return on investment. These costs are recovered over a remaining life, the longest of which is 48 years.
Assets:
Unrecognized pension and other postretirement benefit costs. Represents the deferred other comprehensive income or loss of the actuarial gains or losses and the prior service costs or credits that arise during the period but that are not immediately recognized as components of net periodic benefit costs by certain subsidiaries that will ultimately be recovered through base rates.
Deferred pension and other postretirement benefit costs. Primarily relates to the difference between defined benefit plan expense recorded by certain subsidiaries due to regulatory orders and the corresponding expense that would otherwise be recorded in accordance with GAAP. The majority of these amounts are driven by Columbia of Ohio. The timeframe for the

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
recovery of these costs are expected to be addressed in our base rate case, and the costs are expected to be collected through future base rates, revenue riders or tracking mechanisms.
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
Retired coal generating stations. Represents the net book value of Units 7 and 8 of Bailly Generating Station that was retired during 2018 and the net book value of Units 14 and 15 of R.M. Schahfer Generating Station retired in 2021. These amounts are currently being amortized at a rate consistent with their inclusion in customer rates. The December 2019 NIPSCO electric rate case order allows for the recovery of, and on, the net book value of the stations by the end of 2032 and implements a revenue credit for the retired units. The credit is based on the difference between the net book value of Units 14 and 15 upon retirement and the last base rate case proceeding. The credit will be reset when new base rates are determined. See Note 6, "Property, Plant and Equipment," for further details.
Losses on commodity price risk programs. Represents the unrealized losses related to certain of our subsidiary's commodity price risk programs. These programs help to protect against the volatility of commodity prices and these amounts are collected from customers through their inclusion in customer rates.
Deferred property taxes. Represents the deferral and under collection of property taxes in the rate making process for Columbia of Ohio and is driven by the IRP and CEP deferrals.
Renewable energy investments. Represents the regulatory deferral of certain amounts representing the timing difference between the profit earned from the joint ventures and the amount included in regulated rates to recover our approved investments in consolidated joint ventures. These amounts will be collected through base rates over the life of the renewable generating assets to which they relate. Refer to Note 1-S, "VIEs and Allocation of Earnings," for additional information. Renewable energy formation and developer costs are also included in this regulatory asset.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Regulatory effects of accounting for income taxes. Represents amounts owed to customers for deferred taxes collected at a higher rate than the current statutory rates and liabilities associated with accelerated tax deductions owed to customers. Balance includes excess deferred taxes recorded upon implementation of the TCJA in December 2017, net of amounts amortized through 2021.
Deferred pension and other postretirement benefit costs. Primarily represents cash contributions in excess of postretirement benefit expense that is deferred by certain subsidiaries.
Gains on commodity price risk programs. Represents the unrealized gains related to certain of our subsidiary's commodity price risk programs. These programs help to protect against the volatility of commodity prices, and these amounts are passed back to customers through their inclusion in customer rates.
COVID-19 Regulatory Filings
In response to COVID-19, we received approvals or directives from the regulatory commissions in the states in which we operate. The ongoing impacts of these approvals or directives are described in the table below:

Jurisdiction	Moratorium in Place?	Regulatory Asset balance as of December 31, 2021 (in millions)	Regulatory Asset balance as of December 31, 2020 (in millions)	Deferred COVID-19 Costs
Columbia of Ohio	No	$2.1	$2.0	Incremental operation and maintenance expenses
NIPSCO	No	$2.2	$9.2	Incremental bad debt expense and the costs to implement the requirements of the COVID-19 related order
Columbia of Pennsylvania	No	$5.2	$5.4	Incremental bad debt expense incurred from March 13, 2020 through December 29, 2021, above levels currently in rates
Columbia of Virginia	No	$1.5	$—	Incremental incurred costs (including incremental bad debt expense), subject to an earnings test review
Columbia of Maryland	No	$0.9	$0.7
Incremental costs (including incremental bad debt expense) incurred to ensure that customers have essential utility service during the state of emergency in Maryland. Such incremental costs must be offset by any benefit received in connection with the pandemic

The Pennsylvania PUC adopted an order on March 11, 2021, and subsequently reaffirmed their stance in a June 23, 2021 order, which lifted its prior pandemic-related moratorium on service terminations for non-payments of utility bills beginning April 1, 2021. Pursuant to that order, Pennsylvania utilities are required to offer payment plans on billing arrearages, with the length of such payment plans depending on a customer's income level. Pursuant to a subsequent order, Pennsylvania utilities were no longer required to offer these extended pandemic-related payment arrangements to customers in arrears as of October 1, 2021.On December 16, 2021, CPA received a final order approving its 2021 base rate case, which includes a provision to discontinue the deferral of COVID-19 uncollectible accounts as of December 29, 2021 and begin recovery of amounts deferred as of 12/31/2020 over a five year period beginning on January 1, 2022.
For Columbia of Virginia, the moratorium on non-residential disconnections ended on October 6, 2020, and the moratorium on residential disconnections and late payment fees ended on August 30, 2021. Legislative and regulatory requirements extending COVID-19 payment plans between 6 and 24 months remain in place.
In connection with the Maryland Relief Act and the order issued by the PSC of Maryland on June 15, 2021, Columbia of Maryland received approximately $0.8 million of assistance that was applied to customer accounts in August 2021. As such, all termination moratoriums were lifted and normal collections procedures resumed on November 1, 2021.
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
Risk management assets and liabilities on our derivatives are presented on the Consolidated Balance Sheets as shown below:

	December 31, 2021		December 31, 2020
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives designated as hedging instruments	$—	$136.4	$—	$70.9
Derivatives not designated as hedging instruments	10.6	0.4	10.4	7.3
Total	$10.6	$136.8	$10.4	$78.2
Noncurrent(2)
Derivatives designated as hedging instruments	$—	$—	$—	$99.5
Derivatives not designated as hedging instruments	13.8	7.4	2.8	45.1
Total	$13.8	$7.4	$2.8	$144.6
(1) Presented in "Prepayments and other" and "Other accruals", respectively, on the Consolidated Balance Sheets.
(2) Presented in "Deferred charges and other" and "Other noncurrent liabilities", respectively, on the Consolidated Balance Sheets.

Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At December 31, 2021, we had 124.5 MMDth of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO’s average annual GCA purchase volume. As of December 31, 2021, the remaining terms of these instruments range from one to six years.
All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA and FAC mechanisms, respectively. These instruments are not designated as accounting hedges. Refer to Note 9, "Regulatory Matters," for additional information.
Derivatives Designated as Hedging Instruments
Interest rate risk management. As of December 31, 2021, we have two forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate associated with forecasted debt issuances. These interest rate swaps are designated as cash flow hedges.
Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets were:

(in millions)	AOCI(1)	Amounts Expected to be Reclassified to Earnings During the Next 12 Months(1)	Maximum Term
Interest Rate	$25.4	0.8	371 months
(1) All amounts are net of tax.
The actual amounts reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income can differ from the estimate above due to market price changes.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The gains and losses related to these swaps are recorded to AOCI. Upon issuance, we amortize the gains and losses over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial in 2021, 2020 and 2019 and are recorded in "Interest expense, net" on the Statements of Consolidated Income (Loss).
If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Statements of Consolidated Income (Loss).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at December 31, 2021, 2020 and 2019.
Our derivative instruments measured at fair value as of December 31, 2021 and 2020 do not contain any credit-risk-related contingent features. Cash flows for derivative financial instruments are generally classified in cash flows from operating activities.
11.    Income Taxes
Income Tax Expense. The components of income tax expense (benefit) were as follows:

Year Ended December 31, (in millions)	2021	2020	2019
Income Taxes
Current
Federal	$(0.1)	$0.2	$—
State	6.0	11.7	5.2
Total Current	5.9	11.9	5.2
Deferred
Federal	99.2	(0.4)	110.7
State	13.8	(27.4)	9.0
Total Deferred	113.0	(27.8)	119.7
Deferred Investment Credits	(1.1)	(1.2)	(1.4)
Income Taxes	$117.8	$(17.1)	$123.5

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Statutory Rate Reconciliation. The following table represents a reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense from continuing operations:

Year Ended December 31, (in millions)	2021		2020		2019
Book income (loss) before income taxes	$706.6		$(31.3)		$506.6
Tax expense (benefit) at statutory federal income tax rate	148.3	21.0%	(6.6)	21.0%	106.5	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	14.1	2.0	(11.7)	37.4	10.1	2.0
Amortization of regulatory liabilities	(39.1)	(5.5)	(38.4)	122.7	(29.4)	(5.8)
Goodwill impairment	—	—	—	—	43.0	8.5
Fines and penalties	—	—	11.8	(37.7)	11.5	2.3
Charitable contribution carryover	—	—	—	—	(2.5)	(0.5)
State regulatory proceedings	—	—	—	—	(9.5)	(1.9)
Employee stock ownership plan dividends and other compensation	(1.2)	(0.2)	(1.3)	4.2	(2.0)	(0.4)
Deferred taxes on TCJA regulatory liability divested	—	—	23.3	(74.5)	—	—
Tax accrual adjustments	(0.1)	—	8.9	(28.4)	—	—
Federal tax credits	(2.1)	(0.3)	(2.5)	8.0	—	—
Other adjustments	(2.1)	(0.3)	(0.6)	1.9	(4.2)	(0.8)
Income Taxes	$117.8	16.7%	$(17.1)	54.6%	$123.5	24.4%
The difference in tax expense year-over-year has a relative impact on the effective tax rate proportional to pretax income or loss. The 37.9% decrease in effective tax rate in 2021 versus 2020 was primarily the result of higher pre-tax income, state jurisdictional mix of pre-tax income in 2021 tax effected at statutory tax rates and increased amortization of excess deferred federal income taxes in 2021 compared to 2020. These items were offset by decreased deferred tax expense recognized on the sale of Columbia of Massachusetts' regulatory liability in 2020, established due to TCJA in 2017, that would have otherwise been recognized over the amortization period, 2020 non-deductible penalties and valuation allowance related to Columbia of Massachusetts and 2020 one-time tax accrual adjustments.
The 30.2% increase in effective tax rate in 2020 versus 2019 was primarily the result of lower pre-tax income, state jurisdictional mix of pre-tax loss in 2020 tax effected at statutory tax rates and increased amortization of excess deferred federal income taxes in 2020 compared to 2019. These items were offset by increased deferred tax expense recognized on the sale of Columbia of Massachusetts' regulatory liability, established due to TCJA in 2017, that would have otherwise been recognized over the amortization period, non-deductible penalties and non-cash impairment of goodwill related to Columbia of Massachusetts in 2019 (see Note 7, "Goodwill and Other Intangible Assets" for additional information), and one-time tax accrual adjustments.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Net Deferred Income Tax Liability Components. Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of our net deferred tax liability were as follows:

At December 31, (in millions)	2021	2020
Deferred tax liabilities
Accelerated depreciation and other property differences	$2,454.4	$2,339.3
Other regulatory assets	308.6	331.8
Total Deferred Tax Liabilities	2,763.0	2,671.1
Deferred tax assets
Other regulatory liabilities and deferred investment tax credits (including TCJA)	284.7	287.8
Pension and other postretirement/postemployment benefits	104.8	118.1
Net operating loss carryforward and AMT credit carryforward	545.9	608.5
Environmental liabilities	22.2	22.6
Other accrued liabilities	42.1	41.5
Other, net	111.7	128.4
Total Deferred Tax Assets	1,111.4	1,206.9
Valuation Allowance	(7.8)	(6.4)
Net Deferred Tax Assets	1,103.6	1,200.5
Net Deferred Tax Liabilities	$1,659.4	$1,470.6
At December 31, 2021, we have federal net operating loss carryforwards of $464.4 million (tax effected). The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2036. We believe it is more likely than not that we will realize the benefit from the federal net operating loss carryforwards.
We also have $73.7 million (tax effected, net of federal benefit) of state net operating loss carryforwards. Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire in 2028.
We believe it is more likely than not that a portion of the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $7.8 million (net) on the deferred tax assets related to sale of Massachusetts Business assets reflected in the state net operating loss carryforward presented above.
Unrecognized Tax Benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

At December 31, 2021, (in millions)	2021	2020	2019
Opening Balance	$21.7	$23.2	$1.2
Gross decreases - tax positions in prior period	—	(1.5)	(0.6)
Gross increases - current period tax positions	—	—	22.6
Ending Balance	$21.7	$21.7	$23.2
Offset for net operating loss carryforwards	(21.7)	(21.7)	(22.6)
Balance, Less Net Operating Loss Carryforwards	$—	$—	$0.6
We present accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities and tax penalties in "Income Taxes" on our Statements of Consolidated Income (Loss). Interest expense recorded on unrecognized tax benefits and other income tax liabilities was immaterial for all periods presented. There were no accruals for penalties recorded in the Statements of Consolidated Income (Loss) for the years ended December 31, 2021, 2020 and 2019, and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2021 and 2020.
We are subject to income taxation in the United States and various state jurisdictions, primarily Indiana, Pennsylvania, Kentucky, Massachusetts, Maryland and Virginia.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We participate in the IRS CAP, which provides the opportunity to resolve tax matters with the IRS before filing each year's consolidated federal income tax return. As of December 31, 2021, tax years through 2020 have been audited and are effectively closed to further assessment. The audit of tax year 2021 under the CAP program is expected to be completed in 2022.
The statute of limitations in each of the state jurisdictions in which we operate remains open between 3-4 years from the date the state income tax returns are filed. As of December 31, 2021, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.
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
Our Pension and Other Postretirement Benefit Plans’ Asset Management. The Board has delegated oversight of the pension and other postretirement benefit plans’ assets to the NiSource Benefits Committee (“the Committee”). The Committee has adopted investment policy statements for the pension and other postretirement benefit plans’ assets. For the pension plans, we employ a liability-driven investing strategy. A total return approach is utilized for the other postretirement benefit plans’ assets. A mix of diversified investments are used to maximize the long-term return of plan assets and hedge the liabilities at a prudent level of risk. The investment portfolio includes U.S. and non-U.S. equities, real estate, long-term and intermediate-term fixed income and alternative investments. Risk tolerance is established through careful consideration of plan liabilities, funded status, and asset class volatility. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.
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
As of December 31, 2021 and December 31, 2020, the acceptable minimum and maximum ranges established by the policy for the pension and other postretirement benefit plans are as follows:

December 31, 2021	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	7%	27%	0%	55%
International Equities	3%	13%	0%	25%
Fixed Income	69%	81%	20%	100%
Real Estate	0%	3%	0%	0%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

December 31, 2020	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	12%	32%	0%	55%
International Equities	6%	16%	0%	25%
Fixed Income	59%	71%	20%	100%
Real Estate	0%	7%	0%	0%
Private Equity	0%	5%	0%	0%
Short-Term Investments	0%	10%	0%	10%
The actual Pension Plan and Postretirement Plan Asset Mix at December 31, 2021 and December 31, 2020 are as follows:

	Defined Benefit Pension Assets(1)	December 31, 2021	Postretirement Benefit Plan Assets	December 31, 2021
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$324.3	16.4%	$118.6	40.4%
International Equities	150.9	7.6%	50.5	17.2%
Fixed Income	1,382.3	69.7%	118.8	40.4%
Real Estate	37.2	1.9%	—	—
Cash/Other	87.0	4.4%	5.8	2.0%
Total	$1,981.7	100.0%	$293.7	100.0%

	Defined Benefit Pension Assets(1)	December 31, 2020	Postretirement Benefit Plan Assets	December 31, 2020
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$446.3	21.0%	$108.8	38.0%
International Equities	230.1	10.9%	48.2	16.8%
Fixed Income	1,291.2	61.0%	122.0	42.6%
Real Estate	52.9	2.5%	—	—
Cash/Other	97.2	4.6%	7.4	2.6%
Total	$2,117.7	100.0%	$286.4	100.0%
(1)Total includes accrued dividends and pending traders with brokers.
The categorization of investments into the asset classes in the tables above are based on definitions established by the Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the pension and other postretirement benefits investment assets at fair value as of December 31, 2021 and 2020. Assets are classified in their entirety based on the observability of inputs used in determining the fair value measurement. There were no investment assets in the pension and other postretirement benefits trusts classified within Level 3 for the years ended December 31, 2021 and 2020.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We use the following valuation techniques to determine fair value. For the year ended December 31, 2021, there were no significant changes to valuation techniques to determine the fair value of our pension and other postretirement benefits' assets.
Level 1 Measurements
Most common and preferred stocks are traded in active markets on national and international securities exchanges and are valued at closing prices on the last business day of each period presented. Cash is stated at cost, which approximates fair value, with the exception of cash held in foreign currencies which fluctuates with changes in the exchange rates. Short-term bills and notes are priced based on quoted market values.
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
Not Classified
Commingled funds, private equity limited partnerships and real estate partnerships are not classified within the fair value hierarchy. Instead, these assets are measured at estimated fair value using the net asset value per share of the investments. Commingled funds' underlying assets are principally marketable equity and fixed income securities. Units held in commingled funds are valued at the unit value as reported by the investment managers. Private equity and real estate funds invest in natural resources, commercial real estate and distressed real estate. The fair value of these investments is determined by reference to the funds’ underlying assets.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Fair Value Measurements at December 31, 2021:

(in millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$10.3	$9.7	$0.6	$—
Equity securities
International equities	0.5	0.5	—	—
Fixed income securities
Government	387.3	—	387.3	—
Corporate	645.9	—	645.9	—
Mutual Funds
U.S. multi-strategy	128.4	128.4	—	—
International equities	38.7	38.7	—	—
Private equity limited partnerships(3)
U.S. multi-strategy(1)	10.9	—	—	—
International multi-strategy(2)	4.5	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(3)	37.2	—	—	—
Commingled funds(3)
Short-term money markets	55.0	—	—	—
U.S. equities	195.9	—	—	—
International equities	111.7	—	—	—
Fixed income	349.1	—	—	—
Pension plan assets subtotal	1,975.5	177.3	1,033.8	—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	103.8	103.8	—	—
International equities	24.4	24.4	—	—
Fixed income	118.5	118.5	—	—
Commingled funds(3)
Short-term money markets	5.8	—	—	—
U.S. equities	14.8	—	—	—
International equities	26.1	—	—	—
Other postretirement benefit plan assets subtotal	293.4	246.7	—	—
Due to brokers, net(4)	(1.8)	—	(1.8)	—
Receivables/payables	0.3	—	0.3	—
Accrued income/dividends	8.0	8.0	—	—
Total pension and other postretirement benefit plan assets	$2,275.4	$432.0	$1,032.3	$—
(1)This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily inside the United States.
(2)This class includes limited partnerships/fund of funds that invest a in diverse portfolio of private equity strategies, including buy-outs, venture capital, growth capital, special situations and secondary markets, primarily outside the United States.
(3)This class of investments is measured at fair value using the net asset value per share and has not been classified in the fair value hierarchy.
(4)This class represents pending trades with brokers.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2021:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$60.8	$—	Daily	1 day
U.S. equities	210.7	—	Daily	1 day - 5 days
International equities	137.8	—	Monthly	10 days-30 days
Fixed income	349.1	—	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	20.4	12.1	N/A	N/A
Total	$778.8	$12.1
(1)Private equity and real estate limited partnerships typically call capital over a 3-5 year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 0-15 years, and these investments typically cannot be redeemed prior to liquidation.

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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2020:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$86.4	$—	Daily	1 day
U.S. equities	293.7	—	Monthly	1 day -5 days
International equities	200.9	—	Monthly	10 days - 30 days
Fixed income	337.6	—	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	22.7	12.1	N/A	N/A
Total	$941.3	$12.1
(1)Private equity and real estate limited partnerships typically call capital over a 3-5 year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 0-15 years, and these investments typically cannot be redeemed prior to liquidation.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Our Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in our Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2021	2020	2021	2020
Change in projected benefit obligation(1)
Benefit obligation at beginning of year	$2,058.4	$2,130.5	$590.8	$576.5
Service cost	30.2	32.0	6.2	6.6
Interest cost	31.4	51.6	9.9	15.4
Plan participants’ contributions	—	—	4.2	4.1
Plan amendments	—	—	0.1	—
Actuarial (gain) loss(2)	(68.7)	140.1	(14.8)	24.8
Benefits paid	(198.9)	(174.5)	(40.6)	(37.0)
Estimated benefits paid by incurred subsidy	—	—	0.4	0.4
Spinoff to Eversource	—	(121.3)	—	—
Projected benefit obligation at end of year	$1,852.4	$2,058.4	$556.2	$590.8
Change in plan assets
Fair value of plan assets at beginning of year	$2,117.7	$2,080.9	$286.4	$261.4
Actual return on plan assets	58.9	329.9	23.9	36.3
Employer contributions	4.0	2.9	19.8	21.6
Plan participants’ contributions	—	—	4.2	4.1
Benefits paid	(198.9)	(174.6)	(40.6)	(37.0)
Spinoff to Eversource	—	(121.4)	—	—
Fair value of plan assets at end of year	$1,981.7	$2,117.7	$293.7	$286.4
Funded Status at end of year	$129.3	$59.3	$(262.5)	$(304.4)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	159.3	91.4	—	—
Current liabilities	(2.8)	(2.9)	(1.0)	(0.9)
Noncurrent liabilities	(27.2)	(29.2)	(261.5)	(303.5)
Net amount recognized at end of year(3)	$129.3	$59.3	$(262.5)	$(304.4)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability(4)
Unrecognized prior service credit	$0.3	$0.3	$(7.8)	$(10.1)
Unrecognized actuarial loss	438.0	497.2	88.5	116.4
Net amount recognized at end of year	$438.3	$497.5	$80.7	$106.3
(1)The change in benefit obligation for Pension Benefits represents the change in Projected Benefit Obligation while the change in benefit obligation for Other Postretirement Benefits represents the change in accumulated postretirement benefit obligation.
(2)The pension actuarial gain was primarily driven by the increase in discount rate. The postretirement benefit gain was also primarily driven by an increase in discount rates.
(3)We recognize our Consolidated Balance Sheets underfunded and overfunded status of our various defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.
(4)We determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $512.1 million and zero, respectively, as of December 31, 2021, and $583.3 million and zero, respectively, as of December 31, 2020 that would otherwise have been recorded to accumulated other comprehensive loss.
Our accumulated benefit obligation for our pension plans was $1,834.4 million and $2,036.8 million as of December 31, 2021 and 2020, respectively. The accumulated benefit obligation at each date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
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
Information for pension plans with a projected benefit obligation in excess of plan assets:

	December 31,
	2021	2020
Accumulated Benefit Obligation	$30.0	$32.1
Funded Status
Projected Benefit Obligation	30.0	32.1
Fair Value of Plan Assets	—	—
Funded Status of Underfunded Pension Plans at End of Year(1)	$(30.0)	$(32.1)
(1)As of December 31, 2021 and 2020, only our nonqualified plans were underfunded. These plans have no assets as they are not funded until benefits are paid.
Information for pension plans with plan assets in excess of the projected benefit obligation:

	December 31,
	2021	2020
Accumulated Benefit Obligation	$1,804.3	$2,004.7
Funded Status
Projected Benefit Obligation	1,822.4	2,026.3
Fair Value of Plan Assets	1,981.7	2,117.7
Funded Status of Overfunded Pension Plans at End of Year	$159.3	$91.4
Our pension plans were overfunded, in aggregate, by $129.3 million at December 31, 2021 compared to being overfunded by $59.3 million at December 31, 2020. The improvement in the funded status was due primarily to favorable asset returns. We contributed $4.0 million and $2.9 million to our pension plans in 2021 and 2020, respectively.
Our other postretirement benefit plans were underfunded by $262.5 million at December 31, 2021 compared to being underfunded by $304.4 million at December 31, 2020. The improvement in funded status was primarily due to employer contributions and increased discount rates. We contributed $19.8 million and $21.6 million to our other postretirement benefit plans in 2021 and 2020, respectively.
In 2021 and 2020, some of our qualified pension plans paid lump sum payouts in excess of the respective plan's service cost plus interest cost, thereby meeting the requirement for settlement accounting. We recorded settlement charges of $11.4 million and $10.5 million in 2021 and 2020, respectively. Net periodic pension benefit cost for 2021 was increased by $4.0 million as a result of the interim remeasurement.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for our various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	2.76%	2.38%	2.85%	2.49%
Rate of Compensation Increases	4.00%	4.00%	—	—
Interest Crediting Rates	4.00%	4.00%	—	—
Health Care Trend Rates
Trend for Next Year	—	—	6.20%	6.69%
Ultimate Trend	—	—	4.50%	4.50%
Year Ultimate Trend Reached	—	—	2030	2029
We expect to make contributions of approximately $2.8 million to our pension plans and approximately $21.5 million to our postretirement medical and life plans in 2022.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits	Federal Subsidy Receipts
Year(s)
2022	$157.3	$38.1	$0.4
2023	150.4	37.4	0.4
2024	145.6	36.9	0.3
2025	143.1	36.5	0.3
2026	135.7	35.8	0.3
2027-2031	598.9	168.7	1.1
The following table provides the components of the plans’ actuarially determined net periodic benefits cost for each of the three years ended December 31, 2021, 2020 and 2019:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2021	2020	2019	2021	2020	2019
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$30.2	$32.0	$29.2	$6.2	$6.6	$5.1
Interest cost	31.4	51.6	72.3	9.9	15.4	19.2
Expected return on assets	(101.6)	(111.6)	(108.8)	(15.3)	(14.4)	(13.1)
Amortization of prior service cost (credit)	0.1	0.7	0.2	(2.2)	(2.1)	(3.2)
Recognized actuarial loss	21.7	33.8	45.2	4.6	4.9	2.0
Settlement/curtailment loss	11.4	10.5	9.5	—	1.5	—
Total Net Periodic Benefits (Income) Cost	$(6.8)	$17.0	$47.6	$3.2	$11.9	$10.0
(1)Service cost is presented in "Operation and maintenance" on the Statements of Consolidated Income (Loss). Non-service cost components are presented within "Other, net."

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for our various plans:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount rate - service cost	2.81%	3.39%	4.48%	3.00%	3.52%	4.59%
Discount rate - interest cost	1.57%	2.65%	3.84%	1.73%	2.76%	3.94%
Expected Long-Term Rate of Return on Plan Assets	5.20%	5.70%	6.10%	5.50%	5.67%	5.83%
Rate of Compensation Increases	4.00%	4.00%	4.00%	—	—	—
Interest Crediting Rates	4.00%	4.00%	4.00%	—	—	—
We assumed a 5.20% and 5.50% rate of return on pension and other postretirement plan assets, respectively, for our calculation of 2021 pension benefits cost. These rates were primarily based on asset mix and historical rates of return and were adjusted in 2021 due to anticipated changes in asset allocation and projected market returns.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2021	2020	2021	2020
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Net prior service cost	$—	$—	$0.1	$—
Net actuarial loss (gain)	(26.0)	(78.2)	(23.3)	2.9
Settlements/curtailments	(11.4)	(10.5)	—	(1.5)
Less: amortization of prior service cost	(0.1)	(0.7)	2.2	2.1
Less: amortization of net actuarial loss	(21.7)	(33.8)	(4.6)	(4.9)
Less: gain attributable to spinoff to Eversource	—	(33.1)	—	—
Less: prior service cost attributable to spinoff to Eversource	—	(2.0)	—	—
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(59.2)	$(158.3)	$(25.6)	$(1.4)
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$(66.0)	$(141.3)	$(22.4)	$10.5
13.     Equity
Holders of shares of our common stock are entitled to receive dividends when, as and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. We have certain debt covenants that could potentially limit the amount of dividends we could pay in order to maintain compliance with these covenants. Refer to Note 15, "Long-Term Debt," for more information. As of December 31, 2021, these covenants did not restrict the amount of dividends that were available to be paid.
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
Common and preferred stock activity for 2021, 2020 and 2019 is described further below.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
ATM Program and Forward Sale Agreements. On November 1, 2018, we entered into five separate equity distribution agreements pursuant to which we were able to sell up to an aggregate of $500.0 million of our common stock. Four of these agreements were then amended on August 1, 2019 and one was terminated, pursuant to which we were able to sell up to an aggregate of $434.4 million of our common stock. These equity distribution agreements impacting fiscal years 2020 and 2019 expired on December 31, 2020.
On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock.
On February 23, 2021, under the ATM program, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. From February 24, 2021 to March 17, 2021, the forward purchaser under our forward sale agreement borrowed 6,672,740 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $22.48 per share. On December 14, 2021, the forward sale agreement was settled for $21.48 per share, resulting in $143.3 million of net proceeds.
On June 1, 2021, under the ATM program, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. From June 1, 2021 to June 11, 2021, the forward purchaser under our forward sale agreement borrowed 5,852,475 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.63 per share. On December 13, 2021, the forward sale agreement was settled for $24.85 per share, resulting in $145.4 million of net proceeds.
On August 9, 2021, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From August 9, 2021 to September 1, 2021, the forward purchaser under our forward sale agreement borrowed 5,941,598 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.25 per share. We may settle the forward sale agreement in shares, cash, or net shares by December 15, 2022. Had we settled all the shares under the forward sale agreement at December 31, 2021, we would have received approximately $146.8 million, based on a net price of $24.71 per share.
As of December 31, 2021, the ATM program (including the impact of the forward sale agreement discussed above) had approximately $300.0 million of equity available for issuance. The program expires on December 31, 2023.
The following table summarizes our activity under the ATM program.

Year Ending December 31,	2021	2020	2019
Number of shares issued	12,525,215	8,459,430	8,422,498
Average price per share	$23.95	$23.60	$27.75
Proceeds, net of fees (in millions)	$288.1	$196.5	$229.1
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
As of December 31, 2021 and 2020, Series A Preferred Stock had $1.0 million of cumulative preferred dividends in arrears, or $2.51 per share.

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
As of December 31, 2021 and 2020, Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of December 31, 2021. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table summarizes preferred stock by outstanding series of shares:

			Year ended December 31,			December 31,	December 31,
			2021	2020	2019	2021	2020
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share			Outstanding
5.650% Series A	$1,000.00	400,000	$56.50	$56.50	$56.50	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	$1,625.00	$1,625.00	$1,674.65	$486.1	$486.1
Series C(1)	$1,000.00	862,500	—	—	—	$666.5	$—
(1) The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock.
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
The Series C Mandatory Convertible Preferred Stock and forward purchase contracts are legally detachable and separately exercisable, however, due to the economic linkage between the forward purchase contract and the Series C Mandatory Convertible Preferred Stock, we have concluded that the ability to separate the Corporate Units is non-substantive. Accordingly, we are accounting for the Corporate Units as a single unit of account. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock. The current portion of this liability

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
is included in "Other accruals," and the noncurrent portion is included in "Other noncurrent liabilities" on the Consolidated Balance Sheets. Purchase contract payments are recorded against this liability. Accretion of the stock purchase contract liability is recorded as interest expense. Refer to Note 5, "Earnings Per Share," for additional information regarding our application of diluted EPS to the shares underlying purchase contracts and the Series C Mandatory Convertible Preferred Stock as part of the Equity Units. Under the terms of the Equity Units, assuming no anti-dilution or other adjustments such as a fundamental change, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million.
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
(2)Cash payments of $41.2 million and zero were made during the years ended December 31, 2021 and December 31, 2020, respectively. The purchase contract liability was $129.4 million at December 31, 2021.
Noncontrolling Interest in Consolidated Subsidiaries. As of December 31, 2021 and 2020, NIPSCO and tax equity partners have completed their cash contributions into the Indiana Crossroads Wind and Rosewater joint ventures. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the respective tax equity partners in varying percentages by category and over the life of the partnership. The tax equity partner's contributions, net of these allocations, is represented as a noncontrolling interest within total equity on the Consolidated Balance Sheets. Refer to Note 4, "Variable Interest Entities," for more information.
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
The 2020 Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 10,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under the 2020 Omnibus Plan, the 2010 Omnibus Plan or any other equity plan under which awards were outstanding as of May 19, 2020. At December 31, 2021, there were 9,081,947 shares available for future awards under the 2020 Omnibus Plan.
We recognized stock-based employee compensation expense of $16.7 million, $13.5 million and $16.3 million, during 2021, 2020 and 2019, respectively, as well as related tax benefits of $4.0 million, $3.3 million and $4.0 million, respectively. We recognized related excess tax expense from the distribution of vested share-based employee compensation of $0.4 million in 2020, and excess tax benefits of $0.4 million and $0.8 million in 2021 and 2019, respectively.
As of December 31, 2021, the total remaining unrecognized compensation cost related to non-vested awards amounted to $25.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
Restricted Stock Units and Restricted Stock. We granted 285,755, 235,100, and 166,031 restricted stock units and shares of restricted stock to employees, subject to service conditions in 2021, 2020, and 2019, respectively. The total grant date fair value of the restricted stock units and shares of restricted stock during 2021, 2020, and 2019, respectively, was $5.7 million, $6.1 million, and $4.1 million based on the average market price of our common stock at the date of each grant less the present value

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
of any dividends not received during the vesting period, which will be expensed over the vesting period which is generally three years. As of December 31, 2021, 274,796, 198,303, and 99,055 non-vested restricted stock units and shares of restricted stock granted in 2021, 2020, and 2019, respectively, were outstanding.
If an employee terminates employment before the service conditions lapse under the 2019, 2020 or 2021 awards due to (1) retirement or disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock based upon the percentage of the service period satisfied between the grant date and the date of the termination of employment. In the event of a change in control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units awarded will immediately vest upon termination of employment occurring in connection with a change in control. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination.
A summary of our restricted stock unit award transactions for the year ended December 31, 2021 is as follows:

(shares)	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit ($)
Non-vested at December 31, 2020	478,227	24.51
Granted	285,755	19.83
Forfeited	(36,697)	23.72
Vested	(155,131)	22.66
Non-vested at December 31, 2021	572,154	22.72

Employee Performance Shares. We granted 973,885 performance shares subject to service, performance and/or market-based vesting conditions in 2021. In regards to 390,941 performance shares granted, the performance conditions are based on the achievement of relative total shareholder return. The number of shares that are eligible to vest based on the Company's relative total shareholder return performance will be adjusted based on a performance magnifier related to safety. In regards to remaining 582,944 performance shares granted, the performance conditions are based on the achievement of one non-GAAP financial measure and/or achievement of relative total shareholder return. The number of shares that are eligible to vest based on these performance conditions will be adjusted based on performance of the magnifier framework for 2021 awards, outlined below.
The financial measure is cumulative net operating earnings per share ("NOEPS"), which we define as income from continuing operations adjusted for certain items. Relative total shareholder return, a market-based vesting condition, which we define as the annualized growth in dividends and share price of a share of our common stock (calculated using a 20 trading day average of our closing price over the performance period, approximately) compared to the total shareholder return of a predetermined peer group of companies. A relative shareholder return result within the first quartile will result in an increase to the NOEPS shares of 25%, while a relative shareholder return result within the fourth quartile will result in a decrease of 25%. A Monte Carlo analysis was used to value the portion of these awards dependent on the market-based vesting condition. The grant date fair value of the NOEPS shares is based on the closing stock price of our common stock at the date of each grant, which will be expensed over the requisite service period of three years. See table below for further details on these awards.
For the 2021 awards, the magnifier framework consists of three areas of focus including safety, environment, and diversity, equity and inclusion ("DE&I"), representing 20%, 10% and 10%, respectively.
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
For the 2020 awards, the customer value framework consists of four equally weighted areas of focus including safety, customer satisfaction, culture and environmental, each representing 25% of the customer value framework shares. For the 2019 awards, the customer value framework consists of five equally weighted areas of focus including financial and all those noted for the 2020 awards, each representing 20% of the customer value framework shares.
The following table presents details of the performance awards described above.

Award Year	Service Conditions Lapse date	Performance Period	Award Conditions	Shares outstanding at 12/31/2021 (shares)	Grant Date Fair Value (in millions)
2021	02/28/24	01/01/2021- 12/31/2023	Non-GAAP Financial Measure	278,328	$6.5
			Relative Total Shareholder Return	278,328	$6.7
			Relative Total Shareholder Return	124,200	$3.2
	02/28/23	01/01/2021- 12/31/2022	Relative Total Shareholder Return	252,082	$4.8
2020	02/28/23	01/01/2020- 12/31/2022	Non-GAAP Financial Measure	349,686	$11.7
			Operational Measures	80,696	$2.6
2019	02/28/22	01/01/2019- 12/31/2021	Non-GAAP Financial Measure	353,302	$11.7
			Operational Measures	81,528	$2.5

A summary of our performance award transactions for the year ended December 31, 2021 is as follows:

(shares)	Performance Awards	Weighted Average Grant Date Fair Value Per Unit ($)
Non-vested at December 31, 2020	1,384,336	25.09
Granted	973,885	21.76
Forfeited	(133,695)	25.25
Vested	(426,375)	22.09
Non-vested at December 31, 2021	1,798,151	23.78

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
As of December 31, 2021, 252,673 restricted stock units are outstanding to non-employee directors under either the 2020 Omnibus Plan, the 2010 Omnibus Plan or the Director Plan. Of this amount, 66,273 restricted stock units are unvested and expected to vest.
401(k) Match, Profit Sharing and Company Contribution. We have a voluntary 401(k) savings plan covering eligible employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in cash for nonunion employees and generally payable in shares of NiSource common stock for union employees, subject to collective bargaining. We also have a retirement savings plan that provides for discretionary profit sharing contributions similarly payable in cash or shares of NiSource common stock to eligible employees based on earnings results, and eligible employees hired after January 1, 2010 receive a non-elective company contribution of 3% of eligible pay similarly payable in cash or shares of NiSource common stock. For the years ended December 31, 2021, 2020 and 2019, we recognized 401(k) match, profit sharing and non-elective contribution expense of $39.1 million, $37.8 million and $37.5 million, respectively.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
15.     Long-Term Debt
Our long-term debt as of December 31, 2021 and 2020 is as follows:

Long-term debt type	Maturity as of December 31, 2021	Weighted average interest rate (%)	Outstanding balance as of December 31, (in millions)
			2021	2020
Senior notes:
NiSource	August 2025	0.95%	1,250.0	1,250.0
NiSource	May 2027	3.49%	1,000.0	1,000.0
NiSource	December 2027	6.78%	3.0	3.0
NiSource	September 2029	2.95%	750.0	750.0
NiSource	May 2030	3.60%	1,000.0	1,000.0
NiSource	February 2031	1.70%	750.0	750.0
NiSource	December 2040	6.25%	152.6	152.6
NiSource	June 2041	5.95%	347.4	347.4
NiSource	February 2042	5.80%	250.0	250.0
NiSource	February 2043	5.25%	500.0	500.0
NiSource	February 2044	4.80%	750.0	750.0
NiSource	February 2045	5.65%	500.0	500.0
NiSource	May 2047	4.38%	1,000.0	1,000.0
NiSource	March 2048	3.95%	750.0	750.0
Total senior notes			$9,003.0	$9,003.0
Medium term notes:
NiSource	April 2022 to May 2027	7.99%	$49.0	$49.0
NIPSCO	August 2022 to August 2027	7.61%	68.0	68.0
Columbia of Massachusetts	December 2025 to February 2028	6.37%	15.0	15.0
Total medium term notes			$132.0	$132.0
Finance leases:
NiSource Corporate Services	March 2022 to December 2025	1.73%	51.4	49.4
NIPSCO	December 2027 to January 2033	1.86%	18.7	16.0
Columbia of Ohio	December 2025 to March 2044	6.15%	87.8	91.2
Columbia of Virginia	July 2029 to November 2039	6.28%	17.7	18.4
Columbia of Kentucky	May 2027	3.79%	0.2	0.3
Columbia of Pennsylvania	August 2027 to May 2035	6.35%	9.8	19.7
Total finance leases			185.6	195.0
Unamortized issuance costs and discounts			$(79.1)	$(86.9)
Total Long-Term Debt			$9,241.5	$9,243.1
There was no long-term debt activity during 2021. Details of our 2020 long-term debt related activity are summarized below:
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
See Note 19-A, "Contractual Obligations," for the outstanding long-term debt maturities at December 31, 2021.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds.
We are subject to a financial covenant under our revolving credit facility which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2021, the ratio was 57.4%.
We are also subject to certain other non-financial covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on our assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $200 million. An asset sale covenant generally restricts the sale, conveyance, lease, transfer or other disposition of our assets to those dispositions that are for a price not materially less than fair market of such assets, that would not materially impair our ability to perform obligations under the revolving credit facility, and that together with all other such dispositions, would not have a material adverse effect. The covenant also restricts dispositions to no more than 15% of our consolidated total assets on December 31, 2020. The revolving credit facility also includes a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of us or any of our subsidiaries in a principal amount of $75.0 million or more.
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
16.     Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, and accounts receivable transfer programs. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks led by Barclays. On February 18, 2022, we extended the termination date of our revolving credit facility to February 18, 2027. At December 31, 2021 and 2020, we had no outstanding borrowings under this facility.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion with a dealer group comprised of Barclays, Citigroup, Credit Suisse and Wells Fargo. We had $560.0 million and $503.0 million of commercial paper outstanding with weighted-average interest rates of 0.24% and 0.27% as of December 31, 2021 and 2020, respectively.
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
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Consolidated Balance Sheets. As of December 31, 2021, the maximum amount of debt that could be recognized related to our accounts receivable programs is $270.0 million.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We had no short-term borrowings related to the securitization transactions as of December 31, 2021 and December 31, 2020.
For the years ended December 31, 2021 and 2020, zero and $353.2 million, respectively, were recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $1.4 million, $2.6 million, and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Items listed above are presented net in the Statements of Consolidated Cash Flows as their maturities are less than 90 days.
17.    Leases
Lease Descriptions. We are the lessee for substantially all of our leasing activity, which includes operating and finance leases for corporate and field offices, railcars, fleet vehicles and certain IT assets. Our corporate and field office leases have remaining lease terms between 1 and 22 years with options to renew the leases for up to 25 years. We lease railcars to transport coal to and from our electric generation facilities in Indiana. Our railcars are specifically identified in the lease agreement, which have a remaining lease term of 1 year with options to renew for 1 year. Our fleet vehicles include trucks, trailers and equipment that have been customized specifically for use in the utility industry. We lease fleet vehicles on 1 year terms, after which we have the option to extend on a month-to-month basis or terminate with written notice. ROU assets and liabilities on our Consolidated Balance Sheets do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so. We lease the majority of our IT assets under 4 year lease terms. Ownership of leased IT assets is transferred to us at the end of the lease term.
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
With respect to service contracts involving the use of assets, if we have the right to direct the use of the asset and obtain substantially all economic benefits from the use of an asset, we account for the service contract as a lease. Unless specifically provided to us by the lessor, we utilize NiSource's collateralized incremental borrowing rate commensurate to the lease term as the discount rate for all of our leases. ASC 842 permits a lessee, by class of underlying asset, not to separate nonlease components from lease components. Our policy is to apply this expedient for our leases of fleet vehicles, IT assets and railcars when calculating their respective lease liabilities.
Lease costs for the years ended December 31, 2021 and December 31, 2020 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized as part of the cost of another asset. Income statement presentation for these costs (when ultimately recognized on the income statement) is also included:

Year Ended December 31, (in millions)	Income Statement Classification	2021	2020
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$28.8	$23.4
Interest on lease liabilities	Interest expense, net	9.4	11.1
Total finance lease cost		38.2	34.5
Operating lease cost	Operation and maintenance	15.6	20.3
Total lease cost		$53.8	$54.8

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Our right-of-use assets and liabilities are presented in the following lines on the Consolidated Balance Sheets:

At December 31, (in millions)	Balance Sheet Classification	2021	2020
Assets
Finance leases	Net Property, Plant and Equipment	$165.7	$176.8
Operating leases	Deferred charges and other	33.8	39.9
Total leased assets		199.5	216.7
Liabilities
Current
Finance leases	Current portion of long-term debt	28.1	23.3
Operating leases	Other accruals	6.7	10.3
Noncurrent
Finance leases	Long-term debt, excluding amounts due within one year	157.5	171.7
Operating leases	Other noncurrent liabilities	27.9	29.9
Total lease liabilities		$220.2	$235.2
Other pertinent information related to leases was as follows:

Year Ended December 31, (in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$9.4	$11.1
Operating cash flows used for operating leases	15.4	20.2
Financing cash flows used for finance leases	25.7	18.4
Right-of-use assets obtained in exchange for lease obligations
Finance leases	22.4	59.3
Operating leases	$6.0	$10.9

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Finance leases	10.6	11.2
Operating leases	8.5	8.0
Weighted-average discount rate
Finance leases	5.0%	5.1%
Operating leases	3.7%	4.0%

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Maturities of our lease liabilities as of December 31, 2021 were as follows:

As of December 31, 2021, (in millions)	Total	Finance Leases	Operating Leases
2022	$45.1	$37.2	$7.9
2023	38.5	33.6	4.9
2024	30.2	25.6	4.6
2025	23.2	19.2	4.0
2026	19.6	15.8	3.8
Thereafter	129.1	112.9	16.2
Total lease payments	285.7	244.3	41.4
Less: Imputed interest	(65.5)	(58.7)	(6.8)
Total	220.2	185.6	34.6
Reported as of December 31, 2021
Short-term lease liabilities	34.8	28.1	6.7
Long-term lease liabilities	185.4	157.5	27.9
Total lease liabilities	$220.2	$185.6	$34.6
There were no leases signed but not yet commenced as of December 31, 2021.

18.    Fair Value
A.Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2021 and December 31, 2020:

Recurring Fair Value Measurements December 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Assets
Risk management assets	$—	$24.4	$—	$24.4
Available-for-sale debt securities	—	171.8	—	171.8
Total	$—	$196.2	$—	$196.2
Liabilities
Risk management liabilities	$—	$144.2	$—	$144.2
Total	$—	$144.2	$—	$144.2

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Recurring Fair Value Measurements December 31, 2020 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets
Risk management assets	$—	$13.2	$—	$13.2
Available-for-sale debt securities	—	170.9	—	170.9
Total	$—	$184.1	$—	$184.1
Liabilities
Risk management liabilities	$—	$222.8	$—	$222.8
Total	$—	$222.8	$—	$222.8
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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of December 31, 2021 and 2020, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of December 31, 2021 and December 31, 2020, we recorded $0.2 million and $0.5 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at December 31, 2021 and 2020 were:

December 31, 2021 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$52.8	$0.1	$(0.4)	$—	$52.5
Corporate/Other debt securities	116.5	3.7	(0.7)	(0.2)	119.3
Total	$169.3	$3.8	$(1.1)	$(0.2)	$171.8

December 31, 2020 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$33.7	$0.3	$—	$—	$34.0
Corporate/Other debt securities	130.2	7.7	(0.5)	(0.5)	136.9
Total	$163.9	$8.0	$(0.5)	$(0.5)	$170.9
(1) Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $36.2 and $35.4 million, respectively, at December 31, 2021.
(2) Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is zero and $13.2 million, respectively, at December 31, 2020.
Realized gains and losses on available-for-sale securities were immaterial for the year-ended December 31, 2021 and 2020.
The cost of maturities sold is based upon specific identification. At December 31, 2021, approximately $8.2 million of U.S. Treasury debt securities and approximately $3.8 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
Purchase Contract Liability. At April 19, 2021, we recorded the purchase contract liability at fair value using a discounted cash flow method and observable, market-corroborated inputs. This estimate was made at April 19, 2021, and will not be remeasured at each subsequent balance sheet date. It has been categorized within Level 2 of the fair value hierarchy. Refer to Note 13, ''Equity'' for additional information.
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
Long-term debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the years ended December 31, 2021 and 2020, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2021	Estimated Fair Value 2021	Carrying Amount 2020	Estimated Fair Value 2020
Long-term debt (including current portion)	$9,241.5	$10,415.7	$9,243.1	$11,034.2

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
19.    Other Commitments and Contingencies
A.        Contractual Obligations. We have certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and obligations for various services including pipeline capacity and outsourcing of IT services. The total contractual obligations in existence at December 31, 2021 and their maturities were:

(in millions)	Total	2022	2023	2024	2025	2026	After
Long-term debt (1)	$9,135.0	$30.0	$—	$—	$1,260.0	$—	$7,845.0
Interest payments on long-term debt	5,710.0	335.7	334.1	334.1	334.1	321.6	4,050.4
Finance leases(2)	244.3	37.2	33.6	25.6	19.2	15.8	112.9
Operating leases(3)	41.4	7.9	4.9	4.6	4.0	3.8	16.2
Energy commodity contracts	68.6	60.4	8.2	—	—	—	—
Service obligations:
Pipeline service obligations	1,605.0	610.5	366.0	241.0	136.1	98.7	152.7
IT service obligations	180.1	69.5	44.8	35.7	27.6	2.5	—
Other liabilities(4)	553.0	95.6	457.4	—	—	—	—
Total contractual obligations	$17,537.4	$1,246.8	$1,249.0	$641.0	$1,781.0	$442.4	$12,177.2
(1) Long-term debt balance excludes unamortized issuance costs and discounts of $79.1 million.
(2) Finance lease payments shown above are inclusive of interest totaling $58.7 million.
(3) Operating lease payments shown above are inclusive of interest totaling $6.8 million. Operating lease balances do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so as they are renewed month-to-month after the first year. If we were to continue the fleet vehicle leases outstanding at December 31, 2021, payments would be $33.3 million in 2022, $30.2 million in 2023, $27.2 million in 2024, $24.0 million in 2025, $17.0 million in 2026 and $16.1 million thereafter.
(4)Other liabilities shown above are inclusive of the Rosewater and Indiana Crossroads Developer payments due in 2023 and Equity Unit purchase contract liability payments to be made in 2022 and 2023.
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
Our subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent the minimum quantity of these commodities we are obligated to purchase at both fixed and variable prices. To the extent contractual purchase prices are variable, obligations disclosed in the table above are valued at market prices as of December 31, 2021.
NIPSCO has power purchase arrangements representing a total of 500 MW of wind power, with contracts expiring between 2024 and 2040. No minimum quantities are specified within these agreements due to the variability of electricity generation from wind, so no amounts related to these contracts are included in the table above. Upon early termination of one of these agreements by NIPSCO for any reason (other than material breach by the counterparties), NIPSCO may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
We have pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2022 to 2038, require us to pay fixed monthly charges.
NIPSCO has contracts with three major rail operators providing for coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2028.
We have executed agreements with multiple IT service providers. The agreements extend for various periods through 2027.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
B.        Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At December 31, 2021 and 2020, we had issued stand-by letters of credit of $18.9 million and $15.2 million, respectively, for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At December 31, 2021 and 2020, our guarantees for multiple BTAs totaled $288.9 million and $40.7 million, respectively. In February 2022, the amount of the guarantees increased to $485.2 million in accordance with the Fairbanks and Cavalry BTAs. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See “- F. Other Matters - Generation Transition,” below for more information.
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
Private Actions. Various lawsuits, including several purported class action lawsuits, were filed by various affected residents or businesses in Massachusetts state courts against the Company and/or Columbia of Massachusetts in connection with the Greater Lawrence Incident.
On March 12, 2020, the Court granted final approval of the settlement of the consolidated class action. With respect to claims not included in the consolidated class action, many of the asserted wrongful death and bodily injury claims have settled, and we continue to discuss potential settlements with remaining claimants. The outcomes and impacts of such private actions are uncertain at this time.
Shareholder Derivative Lawsuit. On April 28, 2020, a shareholder derivative lawsuit was filed by the City of Detroit Police and Fire Retirement System in the United States District Court for the District of Delaware against certain of the Company's current and former directors, alleging state-law claims for breaches of fiduciary duty with respect to the pipeline safety

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
management systems relating to the distribution of natural gas prior to the Greater Lawrence Incident and also including federal-law claims related to our proxy statement disclosures regarding our safety systems. The remedies sought included damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of any unjust enrichment. The defendants filed a motion to dismiss the lawsuit and oral argument was held on March 2, 2021. On March 9, 2021, the district court granted the defendants’ motion to dismiss. It dismissed the federal-law claims with prejudice for failure to state a claim on which relief can be granted and declined to exercise jurisdiction over the state-law claims, which were dismissed without prejudice.
Following the dismissal of the federal court action, on April 29, 2021, the same plaintiff filed a shareholder derivative lawsuit in the Delaware Court of Chancery against certain of our current and former directors. The new complaint alleged a single count for breach of fiduciary duty, and no longer alleged disclosure violations or breaches of federal securities laws. The complaint related to substantially the same matters as those alleged in the dismissed federal derivative complaint. The remedies sought included damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of compensation by the individual defendants. On May 19, 2021, the defendants filed a motion to dismiss the lawsuit, and on July 2, 2021, they filed their opening brief in support of the motion. On August 26, 2021, rather than respond to the defendants’ motion to dismiss and opening brief, the plaintiff filed an amended complaint. Like the original complaint in the Delaware Court of Chancery, the amended complaint alleges a single count for breach of fiduciary duty, based on substantially similar allegations, and seeks substantially similar remedies. On September 10, 2021, the defendants filed a motion to dismiss. Briefing on the defendants' motion to dismiss was completed on January 10, 2022, and oral argument on the defendants' motion to dismiss took place on February 3, 2022. Because of the preliminary nature of this lawsuit, we are not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.
Other Claims and Proceedings. We are also party to certain other claims, regulatory and legal proceedings arising in the ordinary course of business in each state in which we have operations, none of which we believe to be individually material at this time.
Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim, proceeding or investigation would not have a material adverse effect on our results of operations, financial position or liquidity. If one or more other matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods that we would be required to pay such liability.
D.        Other Greater Lawrence Incident Matters. In connection with the Greater Lawrence Incident, Columbia of Massachusetts, in cooperation with the Massachusetts Governor’s office, replaced the entire affected pipeline system. We invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts has filed a proof of loss with its property insurer for the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. On October 27, 2021, NiSource and the property insurer filed cross motions for summary judgment, each asking the court to determine whether there was coverage under the policy. After the cross motions for summary judgment were fully briefed, we reached an agreement in principle to settle the coverage dispute for a portion of the above invested amount. We expect that the agreement will be finalized, a settlement payment by the insurer to NiSource will be made, and the case will be dismissed by the end of the first quarter of 2022.
E.        Environmental Matters. Our operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. We believe that we are in substantial compliance with the environmental regulations currently applicable to our operations.
It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects a majority of environmental assessment and remediation costs and asset retirement costs, further described below, to be recoverable through rates. See Note 9, "Regulatory Matters," for additional detail.
As of December 31, 2021 and 2020, we had recorded a liability of $91.1 million and $92.6 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities" in the Consolidated Balance Sheets. We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined. See Note 8, "Asset Retirement Obligations," for a discussion of all obligations, including those discussed below.
CERCLA. Our subsidiaries are potentially responsible parties at waste disposal sites under the CERCLA and similar state laws. Under CERCLA, each potentially responsible party can be held jointly, severally and strictly liable for the remediation costs as the EPA, or state, can allow the parties to pay for remedial action or perform remedial action themselves and request reimbursement from the potentially responsible parties. Our affiliates have retained CERCLA environmental liabilities, including remediation liabilities, associated with certain current and former operations. At this time, NIPSCO cannot estimate the full cost of remediating properties that have not yet been investigated, but it is possible that the future costs could be material to the Consolidated Financial Statements.
MGP. We maintain a program to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 54 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2021. Our total estimated liability related to the facilities subject to remediation was $85.1 million and $85.0 million at December 31, 2021 and 2020, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. We believe that it is reasonably possible that remediation costs could vary by as much as $17 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
CCRs. We are in compliance with the EPA's final rule for the regulation of CCRs. The CCR rule also resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. NIPSCO will also continue to work with the EPA and the Indiana Department of Environmental Management to obtain administrative approvals associated with the CCR rule. In the event that the approvals are not obtained, future operations could be impacted. We cannot estimate the likelihood that the agencies will deny approvals or the financial impact on us if these approvals are not obtained.
F.         Other Matters.
Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase obligation under each respective BTAs is dependent on satisfactory approval of the BTA by the IURC, successful execution by NIPSCO of an agreement with a tax equity partner and timely completion of construction. NIPSCO has received IURC approval for all of its BTAs and PPAs. NIPSCO and the tax equity partner are obligated to make cash contributions to the joint venture that acquires the project at the date construction is substantially complete. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the joint venture.
Employee Separation Benefits. In the third quarter of 2020, we launched a program to evaluate our organizational structure under the auspices of NiSource Next, which has continued into 2021. We recognized the majority of the related severance expense in 2020 when the employees accepted severance offers, absent a retention period. For employees that have a retention period, expense will be recognized over the remaining service period. The total severance expense for employees is approximately $42 million, with substantially all of it incurred and paid to date.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
20.     Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2019	$(2.4)	$(13.0)	$(21.8)	$(37.2)
Other comprehensive income (loss) before reclassifications	6.1	(64.3)	2.3	(55.9)
Amounts reclassified from accumulated other comprehensive loss	(0.4)	0.1	0.8	0.5
Net current-period other comprehensive income (loss)	5.7	(64.2)	3.1	(55.4)
Balance as of December 31, 2019	$3.3	$(77.2)	$(18.7)	$(92.6)
Other comprehensive income (loss) before reclassifications	3.3	(70.8)	2.9	(64.6)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	0.1	1.0	0.5
Net current-period other comprehensive income (loss)	2.7	(70.7)	3.9	(64.1)
Balance as of December 31, 2020	$6.0	$(147.9)	$(14.8)	$(156.7)
Other comprehensive income (loss) before reclassifications	(3.5)	25.3	6.6	28.4
Amounts reclassified from accumulated other comprehensive loss	(0.4)	0.1	1.8	1.5
Net current-period other comprehensive income (loss)	(3.9)	25.4	8.4	29.9
Balance as of December 31, 2021	$2.1	$(122.5)	$(6.4)	$(126.8)
 (1)All amounts are net of tax. Amounts in parentheses indicate debits.
21.     Other, Net

Year Ended December 31, (in millions)	2021	2020	2019
Interest income	$4.0	$5.5	$7.7
AFUDC equity	13.1	9.9	8.0
Charitable contributions	(11.5)	(1.5)	(5.1)
Pension and other postretirement non-service cost(1)	35.5	9.3	(16.5)
Sale of emission reduction credits	—	4.6	—
Miscellaneous	(0.3)	4.3	0.7
Total Other, net	$40.8	$32.1	$(5.2)
(1) See Note 12, "Pension and Other Postretirement Benefits" for additional information.
22.     Interest Expense, Net

Year Ended December 31, (in millions)	2021	2020	2019
Interest on long-term debt	$336.4	$354.2	$327.7
Interest on short-term borrowings	0.6	14.7	50.8
Debt discount/cost amortization	11.0	9.1	8.3
Accounts receivable securitization fees	1.4	2.6	2.6
Allowance for borrowed funds used and interest capitalized during construction	(4.6)	(7.0)	(7.5)
Debt-based post-in-service carrying charges	(14.7)	(14.6)	(18.7)
Other	11.0	11.7	15.7
Total Interest Expense, net	$341.1	$370.7	$378.9

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
23.     Segments of Business
At December 31, 2021, our operations are divided into two primary reportable segments, the Gas Distribution Operations and the Electric Operations segments. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. We use operating income as our primary measurement for each of the reported segments and make decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Year Ended December 31, (in millions)	2021	2020	2019
Operating Revenues
Gas Distribution Operations
Unaffiliated	$3,171.2	$3,128.1	$3,509.7
Intersegment	12.3	12.1	13.1
Total	3,183.5	3,140.2	3,522.8
Electric Operations
Unaffiliated	1,696.3	1,535.9	1,698.4
Intersegment	0.8	0.7	0.8
Total	1,697.1	1,536.6	1,699.2
Corporate and Other
Unaffiliated	32.1	17.7	0.8
Intersegment	460.3	449.8	468.1
Total	492.4	467.5	468.9
Eliminations	(473.4)	(462.6)	(482.0)
Consolidated Operating Revenues	$4,899.6	$4,681.7	$5,208.9

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Year Ended December 31, (in millions)	2021	2020	2019
Operating Income (Loss)
Gas Distribution Operations(1)	$617.5	$199.1	$675.4
Electric Operations	387.8	348.8	406.8
Corporate and Other(2)	1.6	2.9	(191.5)
Consolidated Operating Income	$1,006.9	$550.8	$890.7
Depreciation and Amortization
Gas Distribution Operations	$383.0	$363.1	$403.2
Electric Operations	329.4	321.3	277.3
Corporate and Other	36.0	41.5	36.9
Consolidated Depreciation and Amortization	$748.4	$725.9	$717.4
Assets
Gas Distribution Operations	$15,153.7	$13,433.0	$14,224.5
Electric Operations	7,178.9	6,443.1	6,027.6
Corporate and Other	1,824.3	2,164.4	2,407.7
Consolidated Assets	$24,156.9	$22,040.5	$22,659.8
Capital Expenditures(3)
Gas Distribution Operations	$1,406.4	$1,266.9	$1,380.3
Electric Operations	517.4	422.8	468.9
Corporate and Other	16.6	31.1	18.6
Consolidated Capital Expenditures	$1,940.4	$1,720.8	$1,867.8
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
24.     Supplemental Cash Flow Information
The following table provides additional information regarding our Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019:

Year Ended December 31, (in millions)	2021	2020	2019
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$245.7	$170.4	$223.6
Assets acquired under a finance lease	22.4	59.3	26.4
Assets acquired under an operating lease	6.0	10.9	13.4
Reclassification of other property to regulatory assets(1)	607.6	—	—
Assets recorded for asset retirement obligations(2)	12.0	91.5	54.6
Obligation to developer at formation of joint venture(3)	277.5	69.7	—
Purchase contract liability, net of fees and payments(4)	129.4	—	—
Schedule of interest and income taxes paid:
Cash paid for interest on long-term debt, net of interest capitalized amounts	$322.4	$349.0	$349.7
Cash paid for interest on finance leases	9.4	11.1	11.3
Cash paid for income taxes, net of refunds(5)	5.4	(1.0)	10.8
(1)See Note 9, "Regulatory Matters," for additional information.
(2)See Note 8, "Asset Retirement Obligations," for additional information.
(3)Represents investing non-cash activity. See Note 4, "Variable Interest Entities," for additional information.
(4)Refer to Note 13, "Equity," for additional information.
(5)Amount of refunds in 2020 was greater than the amount of tax payments due to overpayments in 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2021
		Additions
($ in millions)	Balance Jan. 1, 2021	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2021
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$52.3	$18.3	$6.4	$53.5	$23.5
Reserve for deferred charges and other	—	—	2.3	—	2.3

Twelve months ended December 31, 2020
		Additions
($ in millions)	Balance Jan. 1, 2020	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2020
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$19.2	$31.6	$33.0	$31.5	$52.3
Reserve for other investments	3.0	—	—	3.0	—

Twelve months ended December 31, 2019
		Additions
($ in millions)	Balance Jan. 1, 2019	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2019
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$21.1	$21.6	$41.3	$64.8	$19.2
Reserve for other investments	3.0	—	—	—	3.0
(1) Charged to Other Accounts reflects the deferral of bad debt expense to a regulatory asset or the movement of the reserve between short term and long term..

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, are responsible for establishing and maintaining internal control over financial reporting, as such term is defined under Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management has adopted the 2013 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2021, we conducted an evaluation of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 23, 2022

ITEM 9B. OTHER INFORMATION

NISOURCE INC.
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
NISOURCE INC.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included at the end of Part I of this report on Form 10-K, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1 Election of Directors," "Corporate Governance," and "Delinquent Section 16(a) Reports" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the discussion in "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "2021 Director Compensation," "2021 Executive Compensation," and "Compensation Discussion and Analysis (CD&A) - Compensation Committee Report," of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the discussion in "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the discussion in "Corporate Governance - Policies and Procedures with Respect to Transactions with Related Persons" and "Corporate Governance - Director Independence" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the discussion in "Independent Registered Public Accounting Firm Fees" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2022.

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

(2.2)
Asset Purchase Agreement, dated as of February 26, 2020, by and among NiSource Inc., Bay State Gas Company d/b/a Columbia Gas of Massachusetts and Eversource Energy (incorporated by reference to Exhibit 2.1 of the NiSource Inc. Form 8-K filed on February 27, 2020). (incorporated by reference to Exhibit 2.2 to the NiSource Inc. Form 10-K filed on February 17, 2021).

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

(3.7)
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

(4.24)
Purchase Contract and Pledge Agreement, dated April 19, 2021, between NiSource Inc. and U.S. Bank National Association, in its capacity as the purchase contract agent, collateral agent, custodial agent and securities intermediary (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.25)	Form of Series A Corporate Units Certificate (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.26)	Form of Series A Treasury Units Certificate (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.27)	Form of Series A Cash Settled Units Certificate (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.28)	Form of Series C Mandatory Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

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

(10.34)	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.39 of the NiSource Form 10-K filed on February 28, 2020).*

(10.35)	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 of the NiSource Form 10-K filed on February 28, 2020). *

(10.36)	Form of Cash-Based Award Agreement (incorporated by reference to Exhibit 10.41 of the NiSource Form 10-K filed on February 28, 2020). *

(10.37)	Columbia Gas of Massachusetts Plea Agreement dated February 26, 2020 (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 8-K filed on February 27, 2020).

(10.38)	NiSource Deferred Prosecution Agreement dated February 26, 2020 (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on February 27, 2020).

(10.39)
2020 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held on May 19, 2020, filed on April 13, 2020).*

(10.40)
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

(10.41)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 10-Q filed on August 5, 2020).*

(10.42)
Addendum to Plea Agreement filed on or about June 21, 2020 in the United States District Court for the District of Massachusetts (incorporated by reference to Exhibit 10.4 of the NiSource Inc. Form 10-Q filed on August 5, 2020).

(10.43)
Letter Agreement by and among NiSource Inc., Bay State Gas Company d/b/a Columbia Gas of Massachusetts and Eversource Energy Relating to Asset Purchase Agreement, dated October 9, 2020 (incorporated by reference to Exhibit 10.3 to the NiSource Inc. Form 10-Q filed on November 2, 2020).***

(10.44)
NiSource Inc. Supplemental Executive Retirement Plan, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.45)
Pension Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Form 10-Q filed on November 2, 2020).

(10.46)
Savings Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.47)	NiSource Inc. Executive Severance Policy, as amended and restated effective October 19, 2020 (incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.48)	NiSource Next Voluntary Separation Program, effective as of August 5, 2020 (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.49)	Letter Agreement dated October 19, 2020 by and between NiSource Inc. and Carrie Hightman (incorporated by reference to Exhibit 10.9 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.50)
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

(10.51)	Form of Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.53 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.52)	Form of Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.54 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.53)	Form of Special Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.55 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.54)
Sixth Amended and Restated Revolving Credit Agreement, dated as of February 18, 2022, among NiSource Inc., as Borrower, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, JPMorgan Chase Bank, N.A. and MUFG Bank, Ltd., as Co-Syndication Agents, Credit Suisse AG, New York Branch, Wells Fargo Bank, National Association, and Bank of America, National Association, as Co-Documentation Agents, Barclays Bank PLC and MUFG Bank, Ltd., as Co-Sustainability Structuring Agents, and Barclays Bank PLC, JPMorgan Chase Bank, N.A. MUFG Bank, Ltd., Credit Suisse Loan Funding LLC, Wells Fargo Securities, LLC, and BofA Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on February 18, 2022).

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

NiSource Inc.
(Registrant)

Date: February 23, 2022	By:	/s/ LLOYD M. YATES
Lloyd M. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	LLOYD M. YATES	President, Chief	Date: February 23, 2022
	Lloyd M. Yates	Executive Officer and Director (Principal Executive Officer)

/s/	DONALD E. BROWN	Executive Vice President and	Date: February 23, 2022
	Donald E. Brown	Chief Financial Officer (Principal Financial Officer)

/s/	GUNNAR J. GODE	Vice President and	Date: February 23, 2022
	Gunnar J. Gode	Chief Accounting Officer (Principal Accounting Officer)

/s/	KEVIN T. KABAT	Chairman of the Board	Date: February 23, 2022
Kevin T. Kabat

/s/	PETER A. ALTABEF	Director	Date: February 23, 2022
Peter A. Altabef

/s/	SONDRA L. BARBOUR	Director	Date: February 23, 2022
Sondra L. Barbour

/s/	THEODORE H. BUNTING, JR.	Director	Date: February 23, 2022
Theodore H. Bunting, Jr.

/s/	ERIC L. BUTLER	Director	Date: February 23, 2022
Eric L. Butler

/s/	ARISTIDES S. CANDRIS	Director	Date: February 23, 2022
Aristides S. Candris

/s/	WAYNE S. DEVEYDT	Director	Date: February 23, 2022
Wayne S. DeVeydt

/s/	DEBORAH A. HENRETTA	Director	Date: February 23, 2022
Deborah A. Henretta

/s/	DEBORAH A.P. HERSMAN	Director	Date: February 23, 2022
Deborah A. P. Hersman

/s/	MICHAEL E. JESANIS	Director	Date: February 23, 2022
Michael E. Jesanis

/s/	CASSANDRA S. LEE	Director	Date: February 23, 2022
Cassandra S. Lee