Form 10-Q
period 2022-03-31
NISOURCE INC.
filed 2022-05-04
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 405,798,111 shares outstanding at April 26, 2022.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2022

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC

Abbreviations and Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019 and its variants, including the Delta and Omicron variants, and any other variant that may emerge
DSIC	Distribution System Improvement Charge
DPU	Department of Public Utilities
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate

DEFINED TERMS
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Programs
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PUCO	Public Utilities Commission of Ohio
RNG	Renewable Natural Gas
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
SEC	Securities and Exchange Commission
Section 201 Tariffs	Tariffs imposed by Executive Order from the President of the U.S. on certain imported solar cells and modules at a rate of 15%, which were recently extended to 2026
SMRP	Safety Modification and Replacement Program
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
U.S. Attorney's Office	U.S. Attorney's Office for the District of Massachusetts
VIE	Variable Interest Entity
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified, diverse workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the actions of activist stockholders; the performance of third-party suppliers and service providers; potential cybersecurity attacks; increased requirements and costs related to cybersecurity; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the physical impacts of climate change and the transition to a lower carbon future; our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals; our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; any adverse effects related to our equity units; adverse economic and capital market conditions or increases in interest rates; inflation; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with the agreements entered into with the U.S. Attorney's Office to settle the U.S. Attorney's Office's investigation relating to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; other matters in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and matters related to our electric generation transition as set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Operating Revenues
Customer revenues	$1,840.3	$1,506.5
Other revenues	33.0	39.1
Total Operating Revenues	1,873.3	1,545.6
Operating Expenses
Cost of energy	706.7	476.8
Operation and maintenance	394.3	361.5
Depreciation and amortization	192.7	185.0
Loss (gain) on sale of assets, net	(105.0)	8.1
Other taxes	84.3	81.0
Total Operating Expenses	1,273.0	1,112.4
Operating Income	600.3	433.2
Other Income (Deductions)
Interest expense, net	(83.7)	(84.6)
Other, net	10.9	10.5
Total Other Deductions, Net	(72.8)	(74.1)
Income before Income Taxes	527.5	359.1
Income Taxes	96.2	62.6
Net Income	431.3	296.5
Net income attributable to noncontrolling interest	4.5	1.0
Net Income Attributable to NiSource	426.8	295.5
Preferred dividends	(13.8)	(13.8)
Net Income Available to Common Shareholders	413.0	281.7
Earnings Per Share
Basic Earnings Per Share	$1.02	$0.72
Diluted Earnings Per Share	$0.94	$0.72
Basic Average Common Shares Outstanding	406.0	392.7
Diluted Average Common Shares	441.4	393.9
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2022	2021
Net Income	$431.3	$296.5
Other comprehensive income:
Net unrealized loss on available-for-sale debt securities(1)	(5.7)	(2.5)
Net unrealized gain on cash flow hedges(2)	47.0	84.6
Unrecognized pension and OPEB benefit (costs)(3)	0.1	(0.9)
Total other comprehensive income	41.4	81.2
Comprehensive Income	$472.7	$377.7
(1)Net unrealized loss on available-for-sale debt securities, net of $1.5 million and $0.7 million tax benefit in the first quarter of 2022 and 2021, respectively.
(2)Net unrealized gain on cash flow hedges, net of $21.3 million and $28.0 million tax expense in the first quarter of 2022 and 2021, respectively.
(3)Unrecognized pension and OPEB benefit, net of zero and $0.9 million tax expense in the first quarter of 2022 and 2021, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2022	December 31, 2021
ASSETS
Property, Plant and Equipment
Plant	$25,538.3	$25,171.3
Accumulated depreciation and amortization	(7,417.6)	(7,289.5)
Net Property, Plant and Equipment(1)	18,120.7	17,881.8
Investments and Other Assets
Unconsolidated affiliates	0.8	0.8
Available-for-sale debt securities (amortized cost of $161.7 and $169.3, allowance for credit losses of $0.6 and $0.2, respectively)	156.7	171.8
Other investments	82.4	87.1
Total Investments and Other Assets	239.9	259.7
Current Assets
Cash and cash equivalents	114.5	84.2
Restricted cash	15.9	10.7
Accounts receivable	989.6	849.1
Allowance for credit losses	(28.5)	(23.5)
Accounts receivable, net	961.1	825.6
Gas inventory	74.8	327.4
Materials and supplies, at average cost	146.9	139.1
Electric production fuel, at average cost	41.5	32.2
Exchange gas receivable	98.6	99.6
Regulatory assets	154.7	206.2
Prepayments and other	263.9	195.8
Total Current Assets(1)	1,871.9	1,920.8
Other Assets
Regulatory assets	2,276.3	2,286.0
Goodwill	1,485.9	1,485.9
Deferred charges and other	370.8	322.7
Total Other Assets	4,133.0	4,094.6
Total Assets	$24,365.5	$24,156.9
(1)Includes $690.4 million and $695.9 million at March 31, 2022 and December 31, 2021, respectively, of net property, plant and equipment assets and $27.4 million and $14.3 million at March 31, 2022 and December 31, 2021, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 12, "Variable Interest Entities" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 405,734,408 and 405,303,023 shares outstanding, respectively	$4.1	$4.1
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 1,302,500 shares outstanding	1,546.5	1,546.5
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	7,208.9	7,204.3
Retained deficit	(1,372.3)	(1,580.9)
Accumulated other comprehensive loss	(85.4)	(126.8)
Total NiSource Stockholders’ Equity	7,201.9	6,947.3
Noncontrolling interest in consolidated subsidiaries	329.5	325.6
Total Equity	7,531.4	7,272.9
Long-term debt, excluding amounts due within one year	9,179.8	9,183.4
Total Capitalization	16,711.2	16,456.3
Current Liabilities
Current portion of long-term debt	57.9	58.1
Short-term borrowings	520.0	560.0
Accounts payable	628.5	697.8
Dividends payable - common stock	95.3	—
Dividends payable - preferred stock	19.4	—
Customer deposits and credits	155.2	237.9
Taxes accrued	313.5	277.1
Interest accrued	94.3	105.5
Exchange gas payable	37.8	107.7
Regulatory liabilities	229.1	137.4
Accrued compensation and employee benefits	130.5	182.7
Other accruals	313.1	382.0
Total Current Liabilities(1)	2,594.6	2,746.2
Other Liabilities
Deferred income taxes	1,789.8	1,659.4
Accrued liability for postretirement and postemployment benefits	285.3	292.5
Regulatory liabilities	1,843.1	1,842.6
Asset retirement obligations	472.0	469.7
Other noncurrent liabilities	669.5	690.2
Total Other Liabilities(1)	5,059.7	4,954.4
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$24,365.5	$24,156.9
(1)Includes $16.7 million and $10.0 million at March 31, 2022 and December 31, 2021, respectively, of current liabilities and $20.6 million and $20.5 million at March 31, 2022 and December 31, 2021, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 12, "Variable Interest Entities," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2022	2021
Operating Activities
Net Income	$431.3	$296.5
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	192.7	185.0
Deferred income taxes and investment tax credits	87.2	55.2
Loss (gain) on sale of assets	(105.0)	8.1
Other adjustments	8.0	3.5
Changes in Assets and Liabilities:
Components of working capital	(42.4)	(89.3)
Regulatory assets/liabilities	24.9	8.4
Deferred charges and other noncurrent assets	(7.4)	(10.7)
Other noncurrent liabilities	(9.5)	(8.4)
Net Cash Flows from Operating Activities	579.8	448.3
Investing Activities
Capital expenditures	(450.1)	(367.0)
Insurance recoveries	105.0	—
Payment to renewable generation asset developer	—	(7.4)
Other investing activities	(25.3)	(27.4)
Net Cash Flows used for Investing Activities	(370.4)	(401.8)
Financing Activities
Repayments of finance lease obligations	(7.3)	(5.9)
Change in short-term borrowings, net (maturity ≤ 90 days)	(40.0)	17.0
Issuance of common stock, net of issuance costs	2.8	2.8
Equity costs, premiums and other debt related costs	(8.9)	(2.5)
Contributions from noncontrolling interest	—	7.5
Distributions to noncontrolling interest	(0.6)	—
Dividends paid - common stock	(95.3)	(86.2)
Dividends paid - preferred stock	(8.1)	(8.1)
Contract liability payment	(16.5)	—
Net Cash Flows used for Financing Activities	(173.9)	(75.4)
Change in cash, cash equivalents and restricted cash	35.5	(28.9)
Cash, cash equivalents and restricted cash at beginning of period	94.9	125.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$130.4	$96.7
Reconciliation to Balance Sheet

Three Months Ended March 31, (in millions)	2022
Cash and cash equivalents	114.5
Restricted Cash	15.9
Total Cash, Cash Equivalents and Restricted Cash	130.4
Supplemental Disclosures of Cash Flow Information

Three Months Ended March 31, (in millions)	2022	2021
Non-cash transactions:
Capital expenditures included in current liabilities	$183.4	$155.6
Dividends declared but not paid	114.7	105.7
Obligation to developer at formation of joint venture	$—	$6.0

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2022	$4.1	$1,546.5	$(99.9)	$7,204.3	$(1,580.9)	$(126.8)	$325.6	$7,272.9
Comprehensive Income:
Net income	—	—	—	—	426.8	—	4.5	431.3
Other comprehensive income, net of tax	—	—	—	—	—	41.4	—	41.4
Dividends:
Common stock ($0.47 per share)	—	—	—	—	(190.7)	—	—	(190.7)
Preferred stock (See Note 5)	—	—	—	—	(27.5)	—	—	(27.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock issuances:
Employee stock purchase plan	—	—	—	1.2	—	—	—	1.2
Long-term incentive plan	—	—	—	0.9	—	—	—	0.9
401(k) and profit sharing	—	—	—	2.5	—	—	—	2.5
Balance as of March 31, 2022	$4.1	$1,546.5	$(99.9)	$7,208.9	$(1,372.3)	$(85.4)	$329.5	$7,531.4
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2022	1,303	409,266	(3,963)	405,303
Issued:
Employee stock purchase plan	—	44	—	44
Long-term incentive plan	—	300	—	300
401(k) and profit sharing	—	87	—	87
Balance as of March 31, 2022	1,303	409,697	(3,963)	405,734

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2021	440	395,723	(3,963)	391,760
Issued:
Employee stock purchase plan	—	55	—	55
Long-term incentive plan	—	212	—	212
401(k) and profit sharing	—	103	—	103
Balance as of March 31, 2021	440	396,093	(3,963)	392,130

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements are effective upon issuance on March 12, 2020, and will apply through December 31, 2022. We have evaluated the temporary expedients and options available under this guidance and identified the financial instruments to which the expedients could be applied, if deemed necessary. As of March 31, 2022, we have not applied any expedients or options available under these ASUs.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This pronouncement requires certain annual disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. This pronouncement is applicable for financial statements issued for annual periods beginning after December 15, 2021. We are currently evaluating the impact of adoption, if any, on the Notes to the Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This pronouncement amends the guidance for entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity's own equity. The pronouncement eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. Additionally, the pronouncement amends the guidance for the derivatives scope exception for contracts in an entity's own equity. Further, this pronouncement only impacts the denominator in the calculation of diluted EPS for our Equity Units as we are required to assume share settlement of the remaining purchase contract payment balance when applying the if-converted method. Moreover, we are required to utilize the average share price for the period instead of the end of period price. We adopted this pronouncement using the modified retrospective method as of January 1, 2022.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Three Months Ended March 31, 2022 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$976.9	$138.5	$—	$1,115.4
Commercial	356.5	134.5	—	491.0
Industrial	67.8	129.8	—	197.6
Off-system	18.7	—	—	18.7
Miscellaneous	14.0	3.6	—	17.6
Total Customer Revenues	$1,433.9	$406.4	$—	$1,840.3
Other Revenues	2.8	23.7	6.5	33.0
Total Operating Revenues	$1,436.7	$430.1	$6.5	$1,873.3
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues primarily related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Three Months Ended March 31, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$773.5	$129.2	$—	$902.7
Commercial	271.4	122.9	—	394.3
Industrial	57.9	122.9	—	180.8
Off-system	14.4	—	—	14.4
Miscellaneous	9.9	4.2	0.2	14.3
Total Customer Revenues	$1,127.1	$379.2	$0.2	$1,506.5
Other Revenues	8.7	23.3	7.1	39.1
Total Operating Revenues	$1,135.8	$402.5	$7.3	$1,545.6
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues primarily related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the three months ended March 31, 2022 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2021	$459.6	$337.0
Balance as of March 31, 2022	642.7	293.5
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
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of March 31, 2022 and December 31, 2021 are presented in the table below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2022	$18.9	$3.8	$0.8	$23.5
Current period provisions	5.8	2.8	—	8.6
Write-offs charged against allowance	(7.7)	(1.2)	—	(8.9)
Recoveries of amounts previously written off	5.2	0.1	—	5.3
Balance as of March 31, 2022	$22.2	$5.5	$0.8	$28.5

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2021	$41.8	$9.7	$0.8	$52.3
Current period provisions	5.8	1.4	—	7.2
Write-offs charged against allowance	(46.7)	(7.7)	—	(54.4)
Recoveries of amounts previously written off	18.0	0.4	—	18.4
Balance as of December 31, 2021	$18.9	$3.8	$0.8	$23.5
In connection with the COVID-19 pandemic, certain state regulatory commissions instituted regulatory moratoriums that impacted our ability to pursue our standard credit risk mitigation practices during 2021. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently recovered in rates. At December 31, 2021, in addition to our evaluation of the allowance for credit losses discussed above, we considered benefits available under governmental COVID-19 relief programs, the impact of unemployment benefits initiatives, and flexible payment plans being offered to customers affected by or experiencing hardship as a result of the pandemic, which could help to mitigate the potential for increasing customer account delinquencies. We also considered the on-time bill payment promotion and robust customer marketing strategy for energy assistance programs that we have implemented. Based upon this evaluation, we have concluded that the allowance for credit losses as of December 31, 2021 and March 31, 2022 adequately reflected the collection risk and net realizable value for our receivables. As of December 31, 2021, we resumed our common credit mitigation practices in all jurisdictions as all moratoriums had expired.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the three months ended March 31, 2022 using the if-converted method under US GAAP. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the stock price falls below the initial reference price of $24.51, subject to anti-dilution adjustments, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 5, "Equity." Conversely, if the stock price is above the initial reference price of $24.51, subject to anti-dilution adjustments, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in 2022 net of tax, related to the purchase contracts.
We adopted ASU 2020-06 on January 1, 2022, which resulted in additional dilution from our Equity Units by requiring us to assume share settlement of the remaining purchase contract payment balance based on the average share price outstanding during the period. Refer to Note 2, "Recent Accounting Pronouncements," for more information on ASU 2020-06.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units are contingently convertible securities as the conversion is contingent on a successful remarketing as described in Note 5, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of March 31, 2022, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the three months ended March 31, 2022.
Diluted EPS also includes the incremental effects of the various long-term incentive compensation plans and the open ATM forward agreements during the period under the treasury stock method when the impact would be dilutive. Refer to Note 5, "Equity," for more information on our ATM forward agreements.
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Numerator:
Net Income Available to Common Shareholders - Basic	$413.0	$281.7
Dilutive effect of Equity Units	0.5	—
Net Income Available to Common Shareholders - Diluted	$413.5	$281.7
Denominator:
Average common shares outstanding - Basic	406.0	392.7
Dilutive potential common shares:
Equity Units purchase contracts	29.1	—
Equity Units purchase contract payment balance	4.0	—
Shares contingently issuable under employee stock plans	1.0	0.6
Shares restricted under employee stock plans	0.4	0.3
ATM forward agreements	0.9	0.3
Average Common Shares - Diluted	441.4	393.9
Earnings per common share:
Basic	$1.02	$0.72
Diluted	$0.94	$0.72

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5.    Equity
ATM Program and Forward Sale Agreement. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock.
On August 9, 2021, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From August 9, 2021 to September 1, 2021, the forward purchaser under our forward sale agreement borrowed 5,941,598 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.25 per share. We may settle the forward sale agreement in shares, cash, or net shares by December 15, 2022. Had we settled all the shares under the forward sale agreement at March 31, 2022, we would have received approximately $145.2 million, based on a net price of $24.44 per share.
As of March 31, 2022, the ATM program (including the impacts of the forward sale agreement discussed above) had approximately $300.0 million of equity available for issuance. The program expires on December 31, 2023.
Preferred Stock. As of March 31, 2022, we had 20,000,000 shares of preferred stock authorized for issuance, of which 1,302,500 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended March 31,		March 31,	December 31,
			2022	2021	2022	2021
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share		Outstanding
5.650% Series A	$1,000.00	400,000	28.25	28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	812.50	812.50	$486.1	$486.1
Series C(1)	$1,000.00	862,500	—	—	$666.5	$666.5
(1)The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock.

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of March 31, 2022. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
As of March 31, 2022 and 2021, Series A Preferred Stock had $6.7 million of cumulative preferred dividends in arrears, or $16.63 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
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
Selected information about the Equity Units at the issuance date is presented below:

(in millions except contract rate)	Issuance Date	Units Issued	Total Net Proceeds(1)	Purchase Contract Annual Rate	Purchase Contract Liability
Equity Units	April 19, 2021	8.625	$835.5	7.75%	$168.8
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

The Series C Mandatory Convertible Preferred Stock is expected to be remarketed prior to December 1, 2023, and each share, unless previously converted, will automatically convert to common stock based on a conversion rate on the mandatory conversion date, which is expected to be on or about March 1, 2024. The conversion rate will be determined based on the volume-weighted average share price of our common stock near the conversion date, subject to a minimum and maximum conversion rate. Prior to December 1, 2023, the Series C Mandatory Convertible Preferred Stock will not bear any dividends and the liquidation preference will not accrete. Following a successful remarketing, dividends may become payable on the Series C Mandatory Convertible Preferred Stock and/or the minimum conversion rate of the Series C Mandatory Convertible Preferred Stock may be increased. If no successful remarketing of the Series C Mandatory Convertible Preferred Stock has previously occurred, effective as of December 1, 2023, the conversion rate will be zero, no shares of our common stock will be delivered upon automatic conversion and each share of Series C Mandatory Convertible Preferred Stock will be automatically transferred to us on the mandatory conversion date without any payment of cash or shares of our common stock thereon. In the event of such a remarketing failure, any shares of Series C Mandatory Convertible Preferred Stock held as part of Corporate Units will be automatically delivered to us on December 1, 2023 in full satisfaction of the relevant holder's obligation under the related purchase contracts.

We will pay quarterly contract adjustment payments to holders of the Equity Units at the rate of 7.75% per year on the stated amount of $100 per Equity Unit. The contract adjustment payments are payable in cash, shares of our common stock or a combination thereof, at our election. The payment of contract adjustment payments may also be deferred until the purchase contract settlement date, December 1, 2023, at our election. As of March 31, 2022, no contract adjustment payments have been deferred with quarterly cash payments being remitted to the holders. As of March 31, 2022 and December 31, 2021 the purchase contract liability was $113.3 million and $129.4 million, respectively. Purchase contract payments are recorded against this liability. Accretion of the purchase contract liability is recorded as interest expense. Cash payments of $16.7 million and zero were made during the three months ended March 31, 2022 and March 31, 2021, respectively.
Refer to Note 4, "Earnings Per Share," for additional information regarding our application of diluted EPS to the Equity Units. Under the terms of the Equity Units, assuming no anti-dilution or other adjustments such as a fundamental change, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million. Had we settled the remaining purchase contract payment balance in shares at March 31, 2022, we would have issued approximately 4.0 million shares.
6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Gas Distribution Operations prices natural gas storage injections at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation credit or debit within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. We had a temporary LIFO liquidation debit of $12.7 million and zero as of March 31, 2022 and December 31, 2021, respectively, for certain gas distribution companies recorded within "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7.    Regulatory Matters
NIPSCO change in accounting estimate
As part of the NIPSCO Gas Settlement and Stipulation Agreement filed on March 2, 2022, NIPSCO Gas has agreed to change the depreciation methodology for its calculation of deprecation rates, which will reduce depreciation expense and subsequent revenues and cash flows once new rates become effective, subject to approval by the IURC.
Columbia of Ohio regulatory filing update
On Wednesday, April 6, 2022, the PUCO Staff issued its Staff Report in Columbia of Ohio's base rate case, filed on June 21, 2021, which was filed in conjunction with applications for an alternative rate plan, approval of certain deferral authority, and updates to certain riders. Columbia of Ohio's application requested a rate increase approximating a 21.3% or $221.4 million increase in revenue per year. The Staff Report recommended a rate increase of 4.0% - 6.3% or $35.2 million to $57.6 million increase in revenue per year. The Staff recommended adjustments include, but are not limited to, plant assets, COVID-19 deferrals and environmental remediation costs. We are currently reviewing the Staff's recommendations and will file our written objections to the Staff report on May 6, 2022.
Regulatory deferral related to renewable energy investments
In accordance with the accounting principles of ASC 980, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the joint ventures and the amount included in regulated rates to recover our approved investments in consolidated joint ventures. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation expense" on the Condensed Statements of Consolidated Income (unaudited). We recorded a credit to depreciation expense in the amount of $2.9 million and zero for the three months ended March 31, 2022 and March 31, 2021, respectively, related to the regulatory deferral of income (loss) associated with our joint ventures, which is not included in current rates.
8.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	March 31, 2022		December 31, 2021
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives designated as hedging instruments	$—	$68.1	$—	$136.4
Derivatives not designated as hedging instruments	39.5	1.2	10.6	0.4
Total	$39.5	$69.3	$10.6	$136.8
Noncurrent(2)
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	47.6	1.8	13.8	7.4
Total	$47.6	$1.8	$13.8	$7.4
(1)Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities", respectively, on the Condensed Consolidated Balance Sheets (unaudited).

Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At March 31, 2022 and December 31, 2021, we had 117.2 MMDth and 124.5 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of March 31, 2022, the remaining terms of these instruments range from one to five years.
All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. These instruments are not designated as accounting hedges.
The following table summarizes the gains and losses associated with the commodity price risk programs:

(in millions)	March 31, 2022	December 31, 2021
Regulatory Assets
Losses on commodity price risk programs	$1.1	$9.6
Regulatory Liabilities
Gains on commodity price risk programs	111.9	34.2
Derivatives Designated as Hedging Instruments
Interest rate risk management. As of March 31, 2022, we have two forward-starting interest rate swaps with an aggregate notional value totaling $500.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate associated with forecasted debt issuances. These interest rate swaps are designated as cash flow hedges.
Cash flow hedges included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets (unaudited) were:

(in millions)	AOCI(1)	Amounts Expected to be Reclassified to Earnings During the Next 12 Months(1)	Maximum Term
Interest Rate	$47.0	0.3	368 months
(1) All amounts are net of tax.
The actual amounts reclassified from Accumulated other comprehensive loss to Net Income can differ from the estimate above due to market rate changes.
The gains and losses related to these swaps are recorded to AOCI. Upon issuance, we amortize the gains and losses over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three months ended March 31, 2022 and 2021 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited).
If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at March 31, 2022 and December 31, 2021.
Our derivative instruments measured at fair value as of March 31, 2022 and December 31, 2021 do not contain any credit-risk-related contingent features. Cash flows for derivative financial instruments are generally classified in cash flows from operating activities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

Recurring Fair Value Measurements March 31, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2022
Assets
Risk management assets	$—	$87.1	$—	$87.1
Available-for-sale debt securities	—	156.7	—	156.7
Total	$—	$243.8	$—	$243.8
Liabilities
Risk management liabilities	$—	$71.1	$—	$71.1
Total	$—	$71.1	$—	$71.1

Recurring Fair Value Measurements December 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Assets
Risk management assets	$—	$24.4	$—	$24.4
Available-for-sale debt securities	—	171.8	—	171.8
Total	$—	$196.2	$—	$196.2
Liabilities
Risk management liabilities	$—	$144.2	$—	$144.2
Total	$—	$144.2	$—	$144.2

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of March 31, 2022 and December 31, 2021, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
NIPSCO has entered into long-term forward natural gas purchase instruments to lock in a fixed price for its natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 8, "Risk Management Activities."
Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2.
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of March 31, 2022 and December 31, 2021, we recorded $0.6 million and $0.2 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at March 31, 2022 and December 31, 2021 were:

March 31, 2022 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$47.0	$—	$(1.8)	$—	$45.2
Corporate/Other debt securities	114.7	0.7	(3.3)	(0.6)	111.5
Total	$161.7	$0.7	$(5.1)	$(0.6)	$156.7

December 31, 2021 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$52.8	$0.1	$(0.4)	$—	$52.5
Corporate/Other debt securities	116.5	3.7	(0.7)	(0.2)	119.3
Total	$169.3	$3.8	$(1.1)	$(0.2)	$171.8
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $43.7 million and $65.1 million, respectively, at March 31, 2022.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $36.2 million and $35.4 million, respectively, at December 31, 2021.
The cost of maturities sold is based upon specific identification. Realized gains and losses on available-for-sale securities were immaterial for the three months ended March 31, 2022 and 2021.
At March 31, 2022, approximately $5.4 million of U.S. Treasury debt securities and approximately $6.9 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of March 31, 2022, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2022	Estimated Fair Value as of March 31, 2022	Carrying Amount as of Dec. 31, 2021	Estimated Fair Value as of Dec. 31, 2021
Long-term debt (including current portion)	$9,237.7	$9,202.0	$9,241.5	$10,415.7
10.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2022 and 2021, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2022 and 2021 were 18.2% and 17.4%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
The increase in the three month effective tax rate of 0.8% in 2022 compared to 2021 is primarily attributed to the tax effect of the discrete item in 2022 related to the pre-tax book income recorded for the Columbia of Massachusetts insurance proceeds, offset by increased amortization of excess deferred federal income tax liabilities, lower state income taxes, and increased deduction for AFUDC equity in 2022.
There were no material changes recorded in 2022 to our uncertain tax positions recorded as of December 31, 2021.
11.    Pension and Other Postemployment Benefits
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
For the three months ended March 31, 2022, we contributed $0.6 million to our pension plans and $5.1 million to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three months ended March 31, 2022 and 2021:

	Pension Benefits		OPEB
Three Months Ended March 31, (in millions)	2022	2021	2022	2021
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$7.1	$7.6	$1.6	$1.5
Interest cost	9.4	7.7	3.0	2.5
Expected return on assets	(22.9)	(25.8)	(4.0)	(3.8)
Amortization of prior service credit	—	—	(0.6)	(0.6)
Recognized actuarial loss	4.5	5.3	0.7	1.2
Settlement loss	—	3.3	—	—
Total Net Periodic Benefit (Income) Cost	$(1.9)	$(1.9)	$0.7	$0.8
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

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
Rosewater
Rosewater owns and operates 102 MW of nameplate capacity wind generation assets. NIPSCO and the tax equity partner have made total contributions of $170.1 million, per the equity capital contribution agreement. NIPSCO and the tax equity partner contributed cash and NIPSCO also assumed an obligation to the developer of the wind generation assets representing the remaining economic interest, which comes due in 2023. The developer of the facility is not a partner in the joint venture for federal income tax purposes and does not receive any share of earnings, tax attributes, or cash flows of Rosewater.
Indiana Crossroads Wind
Indiana Crossroads Wind owns and operates 302 MW of nameplate capacity wind generation assets. NIPSCO and the tax equity partner have made total contributions of $511.8 million, per the equity capital contribution agreement. NIPSCO and the tax equity partner contributed cash and NIPSCO also assumed an obligation to the developer of the wind generation assets representing the remaining economic interest, which comes due in 2023. The developer of the facility is not a partner in the joint venture for federal income tax purposes and does not receive any share of earnings, tax attributes, or cash flows of Indiana Crossroads Wind.
The following table displays the Noncontrolling interest in consolidated subsidiaries included in the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	March 31, 2022	December 31, 2021
Rosewater	$88.8	$88.2
Indiana Crossroads Wind	240.7	237.4
Total	$329.5	$325.6
The following table displays the Net income attributable to noncontrolling interest included in the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended March 31,
(in millions)	2022	2021
Rosewater	$1.1	$1.0
Indiana Crossroads Wind	3.4	—
Total	$4.5	$1.0
We did not provide any financial or other support during the quarter that was not previously contractually required, nor do we expect to provide such support in the future.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	March 31, 2022		December 31, 2021
	Rosewater	Indiana Crossroads Wind	Rosewater	Indiana Crossroads Wind
Net Property, Plant and Equipment	$168.7	$521.7	$170.1	$525.8
Current assets	8.8	18.6	6.2	8.1
Total assets(1)	177.5	540.3	176.3	533.9
Current liabilities	4.3	12.4	2.5	7.5
Asset retirement obligations	5.7	14.9	5.7	14.8
Total liabilities	$10.0	$27.3	$8.2	$22.3
(1)The assets of Rosewater and Indiana Crossroads represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of Rosewater and Indiana Crossroads do not have recourse, to the general credit of the primary beneficiary.
13.    Long-Term Debt
On April 1, 2022, we repaid $20.0 million of 7.99% medium term notes at maturity. The remaining $29.0 million of 7.99% medium term notes outstanding March 31, 2022 and December 31, 2021 are expected to be repaid in May 2027 at maturity.
14.    Short-Term Borrowings
We generate short-term borrowings through several sources, described in further detail below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. On February 18, 2022, we extended the termination date of our revolving credit facility to February 18, 2027. We had no outstanding borrowings under this facility as of March 31, 2022 and December 31, 2021.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion. We had $165.0 million and $560.0 million of commercial paper outstanding with weighted-average interest rates of 0.75% and 0.24% as of March 31, 2022 and December 31, 2021, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they may transfer their customer accounts receivables to third-party financial institutions through wholly owned and consolidated special purpose entities. The three agreements expire between June 2022 and October 2022 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2022, the maximum amount of debt that could be recognized related to our accounts receivable programs is $480.0 million.
We had $355.0 million and zero short-term borrowings related to the securitization transactions as of March 31, 2022 and December 31, 2021.
For the three months ended March 31, 2022 and 2021, $355.0 million and zero, respectively, were recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of March 31, 2022 and December 31, 2021, we had issued stand-by letters of credit of $14.4 million and $18.9 million, respectively.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At March 31, 2022, our guarantees for BTAs totaled $485.2 million. The amount of each guaranty will fluctuate upon the completion of the various steps outlined in each BTA. See ''- E. Other Matters - Generation Transition,'' below for more information.
B. Legal Proceedings. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover, and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident").
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
U.S. Department of Justice Investigation. On February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney's Office to resolve the U.S. Attorney's Office's investigation relating to the Greater Lawrence Incident. Columbia of Massachusetts agreed to plead guilty in the United States District Court for the District of Massachusetts (the ''Court'') to violating the Natural Gas Pipeline Safety Act (the ''Plea Agreement''), and the Company entered into a Deferred Prosecution Agreement (the ''DPA'').
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

Under the DPA, the U.S. Attorney's Office agreed to defer prosecution of the Company in connection with the Greater Lawrence Incident for a three-year period (which three-year period may be extended for twelve (12) months upon the U.S. Attorney’s Office's determination of a breach of the DPA) subject to certain obligations of the Company, including, but not limited to, the Company's agreement, as to each of the Company’s subsidiaries involved in the distribution of gas through pipeline facilities in Massachusetts, Indiana, Ohio, Pennsylvania, Maryland, Kentucky and Virginia to implement and adhere to each of the recommendations from the NTSB stemming from the Greater Lawrence Incident. Pursuant to the DPA, if the Company complies with all of its obligations under the DPA, the U.S. Attorney’s Office will not file any criminal charges against the Company related to the Greater Lawrence Incident.
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
Shareholder Derivative Lawsuit. On April 28, 2020, a shareholder derivative lawsuit was filed by the City of Detroit Police and Fire Retirement System in the United States District Court for the District of Delaware against certain of the Company's current and former directors, alleging state-law claims for breaches of fiduciary duty with respect to the pipeline safety

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
management systems relating to the distribution of natural gas prior to the Greater Lawrence Incident and also including federal-law claims related to our proxy statement disclosures regarding our safety systems. The remedies sought included damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of any unjust enrichment. The defendants filed a motion to dismiss the lawsuit and oral argument was held on March 2, 2021. On March 9, 2021, the district court granted the defendants' motion to dismiss. It dismissed the federal-law claims with prejudice for failure to state a claim on which relief can be granted and declined to exercise jurisdiction over the state-law claims, which were dismissed without prejudice.
Following the dismissal of the federal court action, on April 29, 2021, the same plaintiff filed a shareholder derivative lawsuit in the Delaware Court of Chancery against certain of our current and former directors. The new complaint alleged a single count for breach of fiduciary duty, and no longer alleged disclosure violations or breaches of federal securities laws. The complaint related to substantially the same matters as those alleged in the dismissed federal derivative complaint. The remedies sought included damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of compensation by the individual defendants. On May 19, 2021, the defendants filed a motion to dismiss the lawsuit, and on July 2, 2021, they filed their opening brief in support of the motion. On August 26, 2021, rather than respond to the defendants' motion to dismiss and opening brief, the plaintiff filed an amended complaint. Like the original complaint in the Delaware Court of Chancery, the amended complaint alleges a single count for breach of fiduciary duty, based on substantially similar allegations, and seeks substantially similar remedies. On September 10, 2021, the defendants filed a motion to dismiss. Briefing on the defendants' motion to dismiss was completed on January 10, 2022, and oral argument on the defendants' motion to dismiss took place on February 3, 2022. Because of the preliminary nature of this lawsuit, we are not able to estimate a loss or range of loss, if any, that may be incurred in connection with this matter at this time.
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
C. Other Greater Lawrence Incident Matters. In connection with the Greater Lawrence Incident, Columbia of Massachusetts, in cooperation with the Massachusetts Governor’s office, replaced the entire affected pipeline system. We invested approximately $258 million of capital spend for the pipeline replacement; this work was completed in 2019. We maintain property insurance for gas pipelines and other applicable property. Columbia of Massachusetts filed a proof of loss with its property insurer for the pipeline replacement. In January 2020, we filed a lawsuit against the property insurer, seeking payment of our property claim. On October 27, 2021, NiSource and the property insurer filed cross motions for summary judgment, each asking the court to determine whether there was coverage under the policy. After the cross motions for summary judgment were fully briefed, we reached an agreement to settle the coverage dispute for $105.0 million. After settlement payment was made, NiSource and its property insurer stipulated to the dismissal of the lawsuit on March 16, 2022.
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
As of March 31, 2022 and December 31, 2021, we had recorded a liability of $91.3 million and $91.1 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
MGP. We maintain a program to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 53 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2021. Our total estimated liability related to the facilities subject to remediation was $84.8 million and $85.1 million at March 31, 2022 and December 31, 2021, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. We believe that it is reasonably possible that remediation costs could vary by as much as $17 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
E. Other Matters.
Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase obligation under each respective BTA is dependent on satisfactory approval of the BTA by the IURC, successful execution by NIPSCO of an agreement with a tax equity partner and timely completion of construction. NIPSCO has received IURC approval for all of its BTAs and PPAs. NIPSCO and the tax equity partner are obligated to make cash contributions to the joint venture that acquires the project at the date construction is substantially complete. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the joint venture.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2022	$2.1	$(122.5)	$(6.4)	$(126.8)
Other comprehensive income (loss) before reclassifications	(5.9)	47.0	—	41.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	0.1	0.3
Net current-period other comprehensive income (loss)	(5.7)	47.0	0.1	41.4
Balance as of March 31, 2022	$(3.6)	$(75.5)	$(6.3)	$(85.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2021	$6.0	$(147.9)	$(14.8)	$(156.7)
Other comprehensive income (loss) before reclassifications	(2.2)	84.6	(1.4)	81.0
Amounts reclassified from accumulated other comprehensive income (loss)	(0.3)	—	0.5	0.2
Net current-period other comprehensive income (loss)	(2.5)	84.6	(0.9)	81.2
Balance as of March 31, 2021	$3.5	$(63.3)	$(15.7)	$(75.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
17.    Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended March 31,
(in millions)	2022	2021
Interest income	$0.9	$0.9
AFUDC equity	3.0	1.5
Pension and other postretirement non-service benefit	7.6	8.5
Miscellaneous	(0.6)	(0.4)
Total Other, net	$10.9	$10.5
18.    Business Segment Information
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating Revenues
Gas Distribution Operations
Unaffiliated	$1,436.7	$1,135.8
Intersegment	3.1	3.1
Total	1,439.8	1,138.9
Electric Operations
Unaffiliated	430.1	402.5
Intersegment	0.2	0.2
Total	430.3	402.7
Corporate and Other
Unaffiliated	6.5	7.3
Intersegment	113.5	103.9
Total	120.0	111.2
Eliminations	(116.8)	(107.2)
Consolidated Operating Revenues	$1,873.3	$1,545.6
Operating Income (Loss)
Gas Distribution Operations	$510.8	$346.9
Electric Operations	99.2	87.9
Corporate and Other	(9.7)	(1.6)
Consolidated Operating Income	$600.3	$433.2
19.    Subsequent Event
In April 2022, Dunn's Bridge I reached a construction milestone under the BTA, triggering our obligation to make a milestone payment to the developer in the amount of $71.9 million. We made this payment in April 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NiSource Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

EXECUTIVE SUMMARY

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management’s Discussion") includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Note regarding forward-looking statements" at the beginning of this report for a list of factors that may cause results to differ materially.
Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Refer to the ''Business'' section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further discussion of our regulated utility business segments.
Our goal is to develop strategies that benefit all stakeholders as we (i) embark on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer conservation patterns. These strategies focus on improving safety and reliability, enhancing customer service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our top priority. The Safety Management System ("SMS") is an established operating model within NiSource. With the continued support and advice from our Quality Review Board (a panel of third parties with safety operations expertise engaged by management to advise on safety matters), we are continuing to mature our SMS processes, capabilities and talent as we collaborate within and across industries to enhance safety and reduce operational risk. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner.
Your Energy, Your Future: Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources, as described in our 2018 Integrated Resource Plan ("2018 Plan"), is well underway, but we are facing challenges as described below. As of March 31, 2022, we have executed and received IURC approval for BTAs and PPAs with a combined nameplate capacity of 1,950 MW and 1,380 MW, respectively, under the 2018 Plan. Further, we have placed three wind projects into service and completed the retirement of R.M. Schahfer Generating Station Units 14 and 15. We anticipate delays on our previously announced solar and storage projects due to several factors, including a recently announced U.S. Department of Commerce investigation. In connection with these delays, we currently expect to retire R.M. Schahfer's remaining two coal units by the end of 2025. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion and Part II, Item 1A. Risk Factors.
In 2021, we announced and filed with the IURC the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan ("2021 Plan"). The 2021 Plan lays out a timeline to retire the Michigan City Generating Station to occur between 2026 and 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the 2021 Plan calls for a natural gas peaking unit to replace existing vintage gas peaking units at the R.M. Schahfer Generating Station to support system reliability and resiliency, as well as upgrades to the transmission system to enhance our electric generation transition. The planned retirement of the two vintage gas peaking units at the R.M. Schahfer Generating Station is expected to occur between 2025 and 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval. We are continuing to evaluate potential projects under the 2021 Plan.
NiSource Next: Starting in 2021, we optimized our workforce by redefining roles to sharpen our focus on safety and risk mitigation, operational rigor, and adherence to process and procedures, as well as implemented consistent span of control for leadership to increase individual responsibility and clear accountability. Additionally, we began to make advancements across our operations to improve safety, operational efficiencies, and customer satisfaction through continued standardization of work processes, the implementation of new mobile technology to provide real-time access to information while serving our customers and enhanced customer self-service options to better meet customer expectations. These enhancements set the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

foundation for 2022 and beyond, to continue improving safety and customer experience through analytics and significant technology investments.
Economic Environment: We are monitoring risks related to increasing order and delivery lead times for construction and other materials, increasing risk of unavailability of materials due to global shortages in raw materials, and risk of decreased construction labor productivity in the event of disruptions in the availability of materials. We are also seeing increasing prices associated with certain materials and supplies. To the extent that delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected. For more information on supply chain impacts to our electric generation strategy, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion and Part II, Item 1A. Risk Factors.
NIPSCO is experiencing a rail service shortage in deliveries of coal, particularly to its Michigan City Generating Station, and the primary rail carrier for that generating station is unable to provide assurance of adequate future service to maintain coal inventory. If the lack of adequate coal deliveries to any of our coal-fired generating facilities continues for an extended period into the summer, inventories could be depleted to a level that prevents the generating station from running, and NIPSCO would need to rely on market purchases of replacement power, which could increase the cost of electricity for NIPSCO's customers.
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
We have seen an increase in natural gas costs as the spot market for natural gas has substantially increased since the start of 2022. Low levels of gas in storage, continued liquified natural gas demand to ship U.S. supplies to Europe, and the slow ramp up in domestic production have contributed to the steep rise in gas commodity costs, which we expect to have an effect on customer bills through 2022. For the quarter ended March 31, 2022, we have not seen this increase have a material impact on our results of operations. For more information on our commodity price impacts, see "Results and Discussion of Segment Operations - Gas Distribution Operations," and " - Market Risk Disclosures."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021	Favorable (Unfavorable)
Operating Revenues	$1,873.3	$1,545.6	$327.7
Operating Expenses
Cost of energy	706.7	476.8	(229.9)
Other Operating Expenses	566.3	635.6	69.3
Total Operating Expenses	1,273.0	1,112.4	(160.6)
Operating Income	600.3	433.2	167.1
Total Other Deductions, net	(72.8)	(74.1)	1.3
Income Taxes	96.2	62.6	(33.6)
Net Income	431.3	296.5	134.8
Net income attributable to noncontrolling interest	4.5	1.0	(3.5)
Net Income Attributable to NiSource	426.8	295.5	131.3
Preferred dividends	(13.8)	(13.8)	—
Net Income Available to Common Shareholders	413.0	281.7	131.3
Earnings Per Share
Basic Earnings Per Share	$1.02	$0.72	$0.30
Diluted Earnings Per Share	$0.94	$0.72	$0.22
The majority of the cost of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders during 2022 was primarily due to higher revenues from outcomes of gas base rate proceedings and regulatory capital programs, as well as an insurance settlement related to the Greater Lawrence Incident, offset by higher costs of energy and income taxes in 2022 compared to the 2021. For additional information on the insurance settlement see Note 15, "Other Commitments and Contingencies - C. Other Greater Lawrence Incident Matters" in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Gas and Electric Operations in this Management's Discussion.
Other Deductions, net
Other deductions, net in 2022 is comparable to the same period in 2021. See Note 13, "Long-Term Debt," Note 14, "Short-Term Borrowings," and Note 11, "Pension and Other Postretirement Benefits," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Financial and operational data for the Gas Distribution Operations segment for the three months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,
(in millions)	2022	2021	Favorable (Unfavorable)
Operating Revenues	$1,439.8	$1,138.9	$300.9
Operating Expenses
Cost of energy	589.1	379.0	(210.1)
Operation and maintenance	277.3	248.8	(28.5)
Depreciation and amortization	100.7	92.9	(7.8)
Loss (gain) on sale of fixed assets and impairments, net	(105.0)	8.1	113.1
Other taxes	66.9	63.2	(3.7)
Total Operating Expenses	929.0	792.0	(137.0)
Operating Income	$510.8	$346.9	$163.9
Revenues
Residential	$977.6	$782.3	$195.3
Commercial	357.5	272.9	84.6
Industrial	68.1	58.2	9.9
Off-System	18.7	14.4	4.3
Other	17.9	11.1	6.8
Total	$1,439.8	$1,138.9	$300.9
Sales and Transportation (MMDth)
Residential	122.9	118.4	4.5
Commercial	79.9	74.3	5.6
Industrial	135.1	136.4	(1.3)
Off-System	4.3	5.4	(1.1)
Other	0.2	0.2	—
Total	342.4	334.7	7.7
Heating Degree Days	2,841	2,703	138
Normal Heating Degree Days	2,824	2,854	(30)
% Colder (Warmer) than Normal	1%	(5)%
% Colder than 2021	5%
Gas Distribution Customers
Residential	2,980,965	2,965,004	15,961
Commercial	254,876	254,188	688
Industrial	4,920	4,965	(45)
Other	3	3	—
Total	3,240,764	3,224,160	16,604
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2022 compared to the same period in 2021 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2022 vs 2021
New rates from base rate proceedings and regulatory capital programs	61.1
The effects of colder weather in 2022 compared to 2021	10.5
Higher revenue related to off system sales	2.7
The effects of customer growth	2.3
Higher revenue due to the effects of resuming common credit mitigation practices	1.8
Decreased customer usage	(4.8)
Other	2.7
Change in operating revenues (before cost of energy and other tracked items)	$76.3
Operating revenues offset in operating expense
Higher cost of energy billed to customers	210.1
Higher tracker deferrals within operation and maintenance, depreciation, and tax	14.5
Total change in operating revenues	$300.9
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
Throughput
The increase in total volumes for the three months ended March 31, 2022 compared to the same period in 2021 is primarily attributable to the effects of colder weather.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2022 compared to the same period in 2021 are presented below.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2022 vs 2021
Property insurance settlement related to the Greater Lawrence Incident(1)	105.0
The loss on sale and expenses related to the Massachusetts Business in 2021	12.2
Lower NiSource Next program expenses	4.6
Higher employee and administrative related expenses	(12.7)
Higher depreciation and amortization expense	(7.8)
Higher outside services expenses	(5.3)
Higher materials and supplies expense	(3.4)
Other	(5.0)
Change in operating expenses (before cost of energy and other tracked items)	$87.6
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(210.1)
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(14.5)
Total change in operating expense	(137.0)
(1)See Note 15, ''Other Commitments and Contingencies,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three months ended March 31, 2022 and 2021 are presented below:

	Three Months Ended March 31,
(in millions)	2022	2021	Favorable (Unfavorable)
Operating Revenues	430.3	$402.7	$27.6
Operating Expenses
Cost of energy	117.6	97.8	(19.8)
Operation and maintenance	116.6	119.1	2.5
Depreciation and amortization	82.9	83.4	0.5
Other taxes	14.0	14.5	0.5
Total Operating Expenses	331.1	314.8	(16.3)
Operating Income	$99.2	$87.9	$11.3
Revenues
Residential	$138.5	$129.2	$9.3
Commercial	134.5	122.9	11.6
Industrial	130.0	123.1	6.9
Wholesale	2.6	3.4	(0.8)
Other	24.7	24.1	0.6
Total	$430.3	$402.7	$27.6
Sales (GWh)
Residential	819.2	804.6	14.6
Commercial	885.3	867.9	17.4
Industrial	2,007.8	2,063.3	(55.5)
Wholesale	4.4	32.1	(27.7)
Other	25.1	27.3	(2.2)
Total	3,741.8	3,795.2	(53.4)
Electric Customers
Residential	423,177	419,582	3,595
Commercial	58,092	57,538	554
Industrial	2,135	2,156	(21)
Wholesale	712	720	(8)
Other	2	2	—
Total	484,118	479,998	4,120
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2022 compared to the same period in 2021 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2021 vs 2021
PPA revenue from renewable joint venture projects	$8.5
The effects of customer growth	1.3
New rates from regulatory capital and DSM programs	1.1
Decreased fuel handling costs	1.1
Decreased customer usage	(3.2)
Other	1.4
Change in operating revenues (before cost of energy and other tracked items)	$10.2
Operating revenues offset in operating expense
Higher cost of energy billed to customers	19.8
Lower tracker deferrals within operation and maintenance, depreciation and tax	(2.4)
Total change in operating revenues	$27.6
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
Sales
The decrease in total volumes sold for the three months ended March 31, 2022 compared to the same period in 2021 was primarily attributable to decreased usage primarily by industrial customers.
Commodity Price Impact
Cost of energy for the Electric Operations segment is principally comprised of the cost of coal, natural gas purchased for internal generation of electricity at NIPSCO, and the cost of power purchased from generators of electricity. NIPSCO has a state-approved recovery mechanism that provides a means for full recovery of prudently incurred costs of energy. The majority of these costs of energy are passed through directly to the customer, and the costs of energy included in operating revenues are matched with the cost of energy expense recorded in the period. The difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered fuel cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2022 compared to the same period in 2021 are presented below.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2022 vs 2021
Lower outside services expenses	$6.1
Lower depreciation and amortization expense driven by the joint venture depreciation adjustment(1)	3.2
Lower materials and supplies expenses	2.5
Renewable joint venture project expenses	(6.9)
Effects of environmental recoveries in 2021	(5.2)
Other	1.4
Change in operating expenses (before cost of energy and other tracked items)	$1.1
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(19.8)
Lower tracker deferrals within operation and maintenance, depreciation and tax	2.4
Total change in operating expense	$(16.3)
(1)See Note 7, "Regulatory Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan, which outlines plans to retire its remaining coal-fired generation by 2028, to be replaced by lower-cost, reliable and cleaner options. We expect to have capital investment requirements of approximately $2.0 billion, primarily between 2022 and 2024, with any remainder expected in 2025, to replace the generation capacity of R.M. Schahfer Generating Station's coal-fired units. We retired R.M. Schahfer Generating Station Units 14 and 15 on October 1, 2021. The remaining two coal units are currently expected to be retired by the end of 2025. See additional discussion in Part II, Item 1A. Risk Factors. See "Expected Project Delays" discussion, below, for anticipated barriers to the success of our electric generation transition.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Under our current replacement plan, we have placed three wind projects into service, totaling approximately 804 MW of nameplate capacity. The following table summarizes the remaining executed PPAs and BTAs from our generation transition that have yet to begin commercial operations. All announced projects have received IURC approval.

Project Name	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)	Original Targeted Construction Completion	Estimated Construction Completion
Dunn's Bridge I(1)	BTA	Solar	265	—	Q4 2022	2023
Indiana Crossroads(1)	BTA	Solar	200	—	Q4 2022	2023
Dunn's Bridge II(1)	BTA	Solar & Storage	435	75	Q4 2023	2023 - 2024
Cavalry(1)	BTA	Solar & Storage	200	60	Q4 2023	2023 - 2024
Fairbanks(1)	BTA	Solar	250	—	Q3 2023	2024 - 2025
Elliott(1)	BTA	Solar	200	—	Q2 2023	2024 - 2025
Indiana Crossroads II	15 year PPA	Wind	204	—	Q4 2023	2023
Brickyard	20 year PPA	Solar	200	—	Q4 2022	2024
Greensboro	20 year PPA	Solar & Storage	100	30	Q4 2022	2023 - 2024
Gibson	22 year PPA	Solar	280	—	Q2 2023	2024
Green River	20 year PPA	Solar	200	—	Q2 2023	2024
(1)Ownership of the facility will be transferred to joint ventures whose members include NIPSCO and an unrelated tax equity partner.
Expected Project Delays. Compared to the previously disclosed targeted construction completion dates in our Annual Report on Form 10-K for the year ended December 31, 2021, we estimate delays for most projects to range from six to 18 months, resulting in the majority of our projects, and investment, being in service in 2023 and 2024. We do not currently anticipate any delays to the 2023 in-service date of our outstanding wind energy project. The expected delays and inflationary cost pressures communicated from the developers of our solar and storage projects are primarily due to (i) unavailability of solar panels and other uncertainties related to the pending U.S. Department of Commerce investigation on Antidumping and Countervailing Duties petition filed by a domestic solar manufacturer (the "DOC Investigation"), (ii) the U.S. Department of Homeland Security's June 2021 Withhold Release Order on silica-based products made by Hoshine Silicon Industry Co., Ltd., (iii) Section 201 Tariffs and (iv) persistent general global supply chain and labor availability issues. We are also monitoring potential delays communicated by the developers of our renewable energy projects related to local permitting processes and obtaining interconnection rights. Preliminary findings from the DOC Investigation, including potential tariff amounts, are expected to be released in August 2022, with a final decision expected between January 2023 and March 2023. We have received and are evaluating several notices of possible force majeure from developers in connection with solar panel availability. The resolution of these issues, including the final conclusion of the DOC Investigation will determine what additional costs or delays our solar projects will be subject to as a result of any tariffs imposed. If any of these impacts result in cost increases for certain projects, such potential impacts are expected to result in the need for us to seek additional regulatory review and approvals. Additionally, significant changes to project costs and schedules as a result of these factors could impact the viability of the projects.
We, along with the developers of these generation projects, are continuously evaluating potential impacts to the targeted completion date of each project. Delays to the completion dates of our projects could also include delays in the financial return of certain investments and impact the overall timing of our electric generation transition. Although we are not currently expecting delays to extend the completion dates of our six solar and storage BTA projects beyond the currently planned sunset of investment tax credits at the end of 2025, if such delays occur, they could impact the economic viability of the projects.
For additional discussion on the foregoing matters, see Part II, Item 1A. Risk Factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. On February 18, 2022, we amended our revolving credit agreement to, among other things, extend its term to February 18, 2027. The commercial paper program and credit facility provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves our desired capital structure. We utilize an ATM equity program that allows us to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. As of March 31, 2022, the ATM program (including the impact of the forward sale agreement) had approximately $300.0 million of equity available for issuance. We also expect to remarket the Series C Mandatory Convertible Preferred stock prior to December 1, 2023, which could result in additional cash proceeds. See Note 5, ''Equity,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information on our ATM program and Equity Units.
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
Operating Activities
Net cash from operating activities for the three months ended March 31, 2022 was $579.8 million, an increase of $131.5 million compared to the three months ended March 31, 2021. This increase was primarily driven by year over year increased cash inflows related to the collection of under-recovered gas and fuel costs.
Investing Activities
Net cash used for investing activities for the three months ended March 31, 2022 was $370.4 million, a decrease of $31.4 million compared to the three months ended March 31, 2021. Our current year investing activities were comprised of increased capital expenditures related to system growth and reliability, offset by the property insurance settlement related to the Greater Lawrence Incident.
As we evaluate adjustments to renewable generation project timing, the company remains on track to make capital investments totaling approximately $8 billion during the 2022-2024 period. We expect to have capital investment requirements of approximately $2.0 billion, primarily between 2022 and 2024, with any remainder expected in 2025, to replace the generation capacity of R.M. Schahfer Generating Station's coal-fired units. We have flexibility in the timing of other gas and electric infrastructure capital investments that can allow adjustments to compensate for delays in renewable generation projects. These forecasted capital investments and those included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates. For example, the timing and ultimate cost associated with solar and battery storage capital expenditures may vary due to the U.S. Department of Commerce's investigation into an Antidumping and Countervailing Duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion and Part II, Item 1A. Risk Factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory Capital Programs. We replace pipe and modernize our gas infrastructure to enhance safety and reliability by reducing leaks, which subsequently reduces GHG emissions. In 2022, we continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments currently in rates or pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio(2)	IRP - 2022	$25.0	$232.9	1/21-12/21	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe, (3) natural gas risers prone to failure and (4) installation of AMR devices.	May 2022
Columbia of Ohio(2)	CEP - 2022	32.2	253.5	1/21-12/21	Assets not included in the IRP.	September 2022
NIPSCO - Gas	TDSIC 4	17.2	77.5	7/21-12/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	July 2022
NIPSCO - Gas	FMCA 7	0.4	32.8	4/21-9/21	Project costs to comply with federal mandates.	April 2022
Columbia of Virginia(3)	SAVE - 2022	4.0	63.0	1/22-12/22	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2022
Columbia of Maryland	STRIDE - 2022	$1.3	$17.5	1/22-12/22	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2022
NIPSCO - Electric(4)	TDSIC - 9	$0.2	$42.7	2/21-5/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	February 2022
NIPSCO - Electric(5)	TDSIC - 1	$10.4	$148.5	6/21-1/22	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2022
(1)Programs do not include any costs already included in base rates.
(2)The January through March 2021 investments included in these filings are also included in the pending Columbia of Ohio rate case. The infrastructure filings will be adjusted to reflect the final rate case outcome.
(3)Columbia of Virginia filed its application to amend and extend its SAVE program with the Virginia SCC on August 12, 2021, requesting approval of a two-year SAVE program for calendar years 2022-2023 that includes incremental capital investments of $63.0 million and $72.0 million, respectively. The Commission approved the Company's application in its December 6, 2021 Order Approving SAVE Rider.
(4)On April 1, 2021, NIPSCO filed a notice with the IURC that it intended to terminate its current Electric TDSIC plan effective May 31, 2021. NIPSCO filed the TDSIC-9 petition on September 28, 2021, with capital investment through the plan termination date of May 2021, and received an order on January 26, 2022 approving TDSIC-9.
(5) NIPSCO filed for a new electric TDSIC plan on June 1, 2021. An order approving NIPSCO's new electric TDSIC plan was received on December 28, 2021. NIPSCO filed its first tracker, TDSIC – 1, on March 30, 2022. An order is expected in July 2022 with rates requested to be effective August 2022.
In 2022, NIPSCO filed additional petitions associated with the FMCA program to recover federally mandated compliance investments.
On March 30, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of Michigan City Generating Station's CCR ash ponds. The project includes a total estimated $40.0 million of federally mandated retirement costs. NIPSCO is requesting all associated accounting and ratemaking relief, including establishment of a periodic rate adjustment through the FMCA mechanism. Refer to Note 15, ''Other Commitments and Contingencies - D Environmental Matters,'' in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of the CCRs.
On April 1, 2022, NIPSCO Gas filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for a Pipeline Safety III Compliance Plan. The federally mandated costs include a total estimated $228.7 million of capital costs as well as $34.1 million of operation and maintenance programs. NIPSCO Gas is requesting all associated accounting and ratemaking relief, including establishment of a periodic rate adjustment mechanism.
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
Noncontrolling Interest. Refer to Note 12, "Variable Interest Entities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on contributions from noncontrolling interest activity.
Sources of Liquidity
The following table displays our liquidity position as of March 31, 2022 and December 31, 2021:

(in millions)	March 31, 2022	December 31, 2021
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	480.0	251.2
Less:
Commercial Paper	165.0	560.0
Accounts Receivable Programs Utilized	355.0	—
Letters of Credit Outstanding Under Credit Facility	14.4	18.9
Add:
Cash and Cash Equivalents	114.5	84.2
Net Available Liquidity	$1,910.1	$1,606.5
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility, which require us to maintain a debt to capitalization ratio that does not exceed 70%. As of March 31, 2022, the ratio was 56.4%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of March 31, 2022. There were no changes to the below credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2022, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $58.1 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2022, 405,734,408 shares of common stock and 1,302,500 shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes from year-end during the three months ended March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Guarantees, Indemnities and Other Off Balance Sheet Arrangements. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. Refer to Note 15, ''Other Commitments and Contingencies,'' in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Currently Approved in Current or Future Rates
Columbia of Pennsylvania(1)	10.95%	None specified	$98.3	$58.5	March 30, 2021	Approved December 16, 2021	December 2021
Columbia of Maryland	10.85%	9.65%	$4.8	$2.4	May 14, 2021	Approved December 3, 2021	December 2021
Columbia of Kentucky(2)	10.30%	9.35%	$26.7	$18.3	May 28, 2021	Approved December 28, 2021	January 2022
Columbia of Virginia(3)	10.95%	None specified	$14.2	$1.3	August 28, 2018	Approved June 12, 2019	February 2019
Columbia of Ohio	11.50%	10.39%	$87.8	$47.1	March 3, 2008	Approved December 3, 2008	December 2008
NIPSCO - Gas	10.70%	9.85%	$138.1	$105.6	September 27, 2017	Approved September 19, 2018	October 2018
NIPSCO - Electric	10.80%	9.75%	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Active Rate Cases
Columbia of Ohio(4)	10.95%	In process	$221.4	In process	June 30, 2021	Order Expected Q3 2022	Q3 2022
NIPSCO - Gas(5)	10.50%	In process	$109.7	In process	September 29, 2021	Order Expected Q3 2022	September 2022
Columbia of Pennsylvania	11.20%	In process	$82.2	In process	March 18, 2022	Order Expected Q4 2022	December 2022
Columbia of Virginia(6)	10.75%	In process	$40.6	In process	April 29, 2022	Pending procedural schedule	October 2022
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
(2)The approved ROE for natural gas capital riders (e.g. SMRP) is 9.275%.
(3)Columbia of Virginia's rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.70% ROE for future SAVE filings.
(4)A proposed Incremental Revenue of $212.3M is reflected in the update filed with the PUCO on March 31, 2022.
(5) Proposed new rates would be implemented in 2 steps, with implementation of step 1 rates to be effective in September 2022 and step 2 rates to be effective in March 2023. A proposed ROE of 9.85% and Incremental Revenue of $71.8M are reflected in the Settlement and Stipulation Agreement filed with the IURC on March 2, 2022.
(6)The revenue request including the SAVE tracker related amount is $58.2 million. Beginning October 2022, interim rates will be billed subject to refund, pending a final commission order.
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
NiSource Inc.
Regulatory, Environmental and Safety Matters
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
Future legislative and regulatory programs, at both the federal and state levels, could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Revised or additional future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply, financial position, financial results and cash flows. We continue to monitor the implementation of any final and proposed climate change-related legislation and regulations, including the Infrastructure Investment and Jobs Act, passed in November 2021, and the EPA's proposed methane regulations for the oil and natural gas industry, but we cannot predict their final form or impact on our business at this time. We have identified potential opportunities associated with the Infrastructure Investment and Jobs Act and are evaluating how they may align with our strategy going forward. The energy-related provisions include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional LIHEAP funding over the next five years.

On July 8, 2019, the EPA published the final ACE rule, which establishes emission guidelines for states to use when developing plans to limit carbon dioxide at coal-fired electric generating units based on heat rate improvement measures. The U.S. Court of Appeals for the D.C. Circuit vacated and remanded the rule on January 19, 2021. On October 29, 2021, the U.S. Supreme Court agreed to review the scope of the EPA's authority to impose GHG emission standards under the Clean Air Act. We will continue to monitor this matter.
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
The Virginia Clean Economy Act was signed into law in 2020. While the Act does not establish any new mandates on Columbia of Virginia, certain natural gas customers may, over the long-term, reduce their use of natural gas to meet the 100% renewable electricity requirement. Columbia of Virginia will continue to monitor this matter, but we cannot predict its final impact on our business at this time. Separately, the Virginia Energy Innovation Act ("the Act"), enacted into law in April 2022, and effective July 1, 2022, allows natural gas utilities to supply alternative forms of gas that meet certain standards and reduce emissions intensity. The Act also provides that the costs of enhanced leak detection and repair may be added to a utility’s plan to identify proposed eligible infrastructure replacement projects and related cost recovery mechanisms, known as the SAVE Plan. Furthermore, under the Act, utilities can recover eligible biogas supply infrastructure costs on an ongoing basis. The provisions of these laws may provide opportunities for Columbia of Virginia as it participates in the transition to a lower carbon future.
The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment is required to adopt a plan to achieve the 2031 goal by December 2023, and it is required to adopt a plan for the net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction, and requires the Public Service Commission to complete a study assessing the capacity of gas and electric distribution systems to successfully serve customers under a transition to a highly electrified building sector. Columbia of Maryland will continue to monitor this matter, but we cannot predict its final impact on our business at this time.
In response to these transition risks and opportunities, we continue to actively implement our plans to reduce Scope 1 GHG emissions by 90% from 2005 levels by 2030, and to significantly reduce methane emissions, a component of Scope 1 GHG emissions. These plans include the retirement of coal-fired electric generation, increased sourcing of renewable energy, and methane reductions from priority pipeline replacement, traditional leak detection and repair, and deployment of advanced leak detection and repair. As of the end of 2021, we had reduced Scope 1 GHG emissions by approximately 58% from 2005 levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Additionally, we are active in several efforts to accelerate the development and demonstration of lower-carbon energy technologies and resources, such as hydrogen and RNG, to enable affordable pathways to economy-wide decarbonization.
In April 2022, Columbia of Pennsylvania and Columbia of Virginia each filed petitions to implement the Green Path Rider, which will be a voluntary rider that allows customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program.
As discussed above in this Management's Discussion within "Results and Discussion of Segment Operations - Electric Operations," and Part II, Item 1A. Risk Factors, NIPSCO continues to execute on an electric generation transition consistent with the preferred pathways identified in its 2018 and 2021 Integrated Resource Plans.
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
Commodity price risk resulting from derivative activities at our rate-regulated subsidiaries is limited and does not bear signification exposure to earnings risk, since our current regulatory mechanisms allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process, including gains or losses on these derivative instruments. These changes are included in the GCA and FAC regulatory rate-recovery mechanisms. If these mechanisms were to be adjusted or eliminated, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk. For additional information, see "Results and Discussion of Segment Operations" in this Management's Discussion.
Our subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, some of which are reflected in our restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of March 31, 2022 and December 31, 2021.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $1.5 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
Refer to Note 8, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of March 31, 2022 and December 31, 2021.

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
Other Information
Critical Accounting Estimates
A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes made in the three months ended March 31, 2022.
Recently Issued Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information about recently issued and adopted accounting pronouncements.

NiSource Inc.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk are reported in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."
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

NiSource Inc.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 15, "Other Commitments and Contingencies" "B-, Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
The risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021 are supplemented with the following risk factor, which should be read in conjunction with the risk factors set forth in the Annual Report on Form-10-K.
Operational Risk
Aspects of the implementation of our electric generation strategy, including the retirement of our coal generation units, are expected to be delayed and may not achieve intended results.
Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources, as described in our 2018 Plan, is well underway, but we are facing challenges as described below. The 2018 Plan outlined the retirement of R.M. Schahfer Generation Station's four coal units by mid-2023, with a preferred replacement plan including wind, solar, and battery storage projects. The 2021 Plan that we submitted to the IURC calls for the replacement of our remaining coal generation units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. The precise timing of the retirements will be informed by regulatory and policy changes, our ability to maintain reliability of the system and our ability to secure replacement capacity. For additional information, see below and "Results and Discussion of Segment Operations - Electric Operations," in Management's Discussion and Analysis of Financial Condition and Results of Operations.
Recent developments, including macro supply chain issues and U.S. federal policy actions, have created significant uncertainty around the availability of key input material necessary to develop and place solar projects in service in the U.S. Solar industry supply chain issues include the Antidumping and Countervailing Duties Anti Circumvention Petition filed by a domestic solar manufacturer, the Uyghur Forced Labor Protection Act and Forced Labor Withhold Release Order, Section 201 Tariffs, and general global supply chain and labor availability issues. The most prominent effect of these issues is the significant curtailment of imported solar panels and other key components required to complete utility scale solar projects in the U.S. Any solar panels that are available are priced much higher than previously anticipated and the incremental cost may not be recoverable through customer rates. As a result of the challenges in obtaining solar panels, many solar projects in the U.S. have been delayed or canceled. As we are in the midst of a transition to a solar dominant electric generation portfolio, our projects are subject to the effects of these issues, and there is currently uncertainty around the timing of completion for our portfolio of projects under the 2018 Plan. We have received and are evaluating several notices of possible force majeure from developers in connection with the solar and storage projects. Depending on the outcome of these issues, developers and financing partners could seek to either modify the terms of or abandon the development of solar projects, which could negatively impact the planned in-service dates and cost estimates that have been approved by our regulators.
Our expectation has been that solar energy sources would be one of the primary ways in which we will meet our electric generation capacity and reliability obligations to the MISO market and reliably serve our customers when we retire our coal generation capacity. The high level of uncertainty surrounding the completion of our solar renewable energy projects creates significant risks for us to reliably meet our capacity and energy obligations to MISO and to provide reliable and affordable energy to our customers. Delays to the completion dates of our ten approved (or planned) solar projects are expected to impact our capacity position and our ability to meet our resource adequacy obligations to MISO. Delays to the completion dates of our projects could also include delays in the financial return of certain investments and impact the overall timing of our electric generation transition. Although we are not currently expecting delays to extend the completion dates of our six solar and storage BTA projects beyond the currently planned sunset of investment tax credits at the end of 2025, if such delays occur, they could impact the viability of the projects.
We are evaluating potential paths to mitigate these risks, including extending operations of the remaining two coal units at Schahfer from the previously planned retirement date of May 2023 to the end of 2025 in order to continue to have sufficient electric generation resources in our portfolio to meet our capacity and reliability obligations. Having additional flexibility in the timing of the exact date of the retirement will allow us to better manage the uncertainty in the timing of the completion of our renewable projects. We currently have a pending application with the EPA to continue operation of a coal ash pond that is tied

ITEM 1A. RISK FACTORS
NiSource Inc.

to operation of Schahfer Units 17 and 18. The application is being updated to reflect extending operation of our coal ash pond from 2023 to the end of 2025, with the coal ash pond closing by October 2028. It is difficult to assess the likelihood that the EPA would approve extending the operation of our coal ash pond. In recent proposed EPA actions denying continued operation of coal ash ponds at other utilities, EPA said that coal ash ponds should cease receipt of CCR within 135 days of final EPA action unless certain conditions are demonstrated, such as potential reliability issues. We believe that we can continue to operate the two units to the end of 2025 while still meeting the CCR rule's final October 2028 deadline for pond closure. Extending the operation of the two remaining Schahfer coal units beyond 2025 would require substantial investment in infrastructure to process CCRs without the coal ash pond. We are also evaluating the ability to secure electric capacity from other resources in the event that one or more of our solar projects is not viable.
Furthermore, extending operations of the remaining two coal units at Schahfer from the previously planned retirement date of May 2023 may require us to acquire additional emission allowances for compliance with the EPA’s proposed interstate air pollution transport rule, also known as the “Good Neighbor” Plan, which was published in the Federal Register on April 6, 2022. We are currently evaluating the proposed rule. The cost to acquire additional emission allowances may be material.
As noted above, there are inherent risks and uncertainties in executing the projects that were outlined in the 2018 and 2021 Plans, both for what has been already executed and the additional capacity still planned to be secured in the future, including changes in market conditions, supply chain disruptions, regulatory approvals, environmental regulations, commodity costs and customer expectations, which are impeding our ability to achieve intended results and associated timelines. Changes in the cost, availability and supply of generation capacity are affecting the implementation of the results from the 2021 Plan. Advancements in technology in replacement resources may not become commercially available or economically feasible as projected in the 2021 Plan and the implementation execution may vary from that which has been communicated. Our future success will depend, in part, on our ability to successfully implement our long-term electric generation plans, to offer services that meet customer demands and evolving industry standards, and to recover all, or a significant portion of, any unrecovered investment in obsolete assets.
As noted above, we expect our electric generation strategy to require additional investment to meet our MISO obligations and may require significant future capital expenditures, operating costs and charges to earnings that may negatively impact our financial position, financial results and cash flows. An inability to secure and deliver on renewable projects is negatively impacting our generation transition timeline and may negatively impact our achievement of decarbonization goals and reputation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	First Amendment to the NiSource Inc. 2020 Omnibus Incentive Plan.* **

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.

**	Management contract or compensatory plan or arrangement of NiSource Inc.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	May 4, 2022	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)