Form 10-Q
period 2022-06-30
NISOURCE INC.
filed 2022-08-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 405,952,999 shares outstanding at July 26, 2022.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2022

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019 and its variants, including the Delta and Omicron variants, and any other variant that may emerge
DPU	Department of Public Utilities
DSIC	Distribution System Improvement Charge
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
LIBOR	London InterBank Offered Rate
LIHEAP	Low Income Heating Energy Assistance Programs

DEFINED TERMS
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NTSB	National Transportation Safety Board
NYMEX	New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PUCO	Public Utilities Commission of Ohio
RNG	Renewable Natural Gas
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
SEC	Securities and Exchange Commission
Section 201 Tariffs	Tariffs imposed by Executive Order from the President of the U.S. on certain imported solar cells and modules at a rate of 15%, which were recently extended to 2026
SMRP	Safety Modification and Replacement Program
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
U.S. Attorney's Office	U.S. Attorney's Office for the District of Massachusetts
VIE	Variable Interest Entity
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified, diverse workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the actions of activist stockholders; the performance of third-party suppliers and service providers; potential cybersecurity attacks; increased requirements and costs related to cybersecurity; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the physical impacts of climate change and the transition to a lower carbon future; our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals; our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; any adverse effects related to our equity units; adverse economic and capital market conditions or increases in interest rates; inflation; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with the agreements entered into with the U.S. Attorney's Office to settle the U.S. Attorney's Office's investigation relating to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; other matters in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Customer revenues	$1,156.5	$952.4	$2,996.8	$2,458.9
Other revenues	26.7	33.6	59.7	72.7
Total Operating Revenues	1,183.2	986.0	3,056.5	2,531.6
Operating Expenses
Cost of energy	383.7	228.3	1,090.4	705.1
Operation and maintenance	381.9	362.8	776.2	724.3
Depreciation and amortization	208.7	186.3	401.4	371.3
Loss (gain) on sale of assets, net	—	(0.1)	(105.0)	8.0
Other taxes	65.6	66.5	149.9	147.5
Total Operating Expenses	1,039.9	843.8	2,312.9	1,956.2
Operating Income	143.3	142.2	743.6	575.4
Other Income (Deductions)
Interest expense, net	(84.5)	(84.5)	(168.2)	(169.1)
Other, net	9.0	12.4	19.9	22.9
Total Other Deductions, Net	(75.5)	(72.1)	(148.3)	(146.2)
Income before Income Taxes	67.8	70.1	595.3	429.2
Income Taxes	12.0	13.2	108.2	75.8
Net Income	55.8	56.9	487.1	353.4
Net loss attributable to noncontrolling interest	(11.2)	(3.4)	(6.7)	(2.4)
Net Income Attributable to NiSource	67.0	60.3	493.8	355.8
Preferred dividends	(13.8)	(13.8)	(27.6)	(27.6)
Net Income Available to Common Shareholders	53.2	46.5	466.2	328.2
Earnings Per Share
Basic Earnings Per Share	$0.13	$0.12	$1.15	$0.84
Diluted Earnings Per Share	$0.12	$0.11	$1.06	$0.80
Basic Average Common Shares Outstanding	406.4	393.0	406.2	392.8
Diluted Average Common Shares	440.2	422.9	440.8	408.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2022	2021	2022	2021
Net Income	$55.8	$56.9	$487.1	$353.4
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale debt securities(1)	(3.9)	0.9	(9.6)	(1.6)
Net unrealized gain (loss) on cash flow hedges(2)	56.0	(49.8)	103.0	34.8
Unrecognized pension and OPEB benefit (costs)(3)	(2.5)	0.8	(2.4)	(0.1)
Total other comprehensive income (loss)	49.6	(48.1)	91.0	33.1
Comprehensive Income	$105.4	$8.8	$578.1	$386.5
(1)Net unrealized gain (loss) on available-for-sale debt securities, net of $1.1 million tax benefit and $0.3 million tax expense in the second quarter of 2022 and 2021, respectively and $2.6 million and $0.4 million tax benefit for the six months ended 2022 and 2021, respectively.
(2)Net unrealized gain (loss) on cash flow hedges, net of $12.8 million tax expense and $16.5 million tax benefit in the second quarter of 2022 and 2021, respectively, and $34.1 million and $11.5 million tax expense for the six months ended 2022 and 2021, respectively.
(3)Unrecognized pension and OPEB benefit (costs), net of $0.8 million tax benefit and $0.2 million tax expense in the second quarter of 2022 and 2021, respectively, and $0.8 million tax benefit and $1.1 million tax expense for the six months ended 2022 and 2021, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2022	December 31, 2021
ASSETS
Property, Plant and Equipment
Plant	$26,046.1	$25,171.3
Accumulated depreciation and amortization	(7,534.4)	(7,289.5)
Net Property, Plant and Equipment(1)	18,511.7	17,881.8
Investments and Other Assets
Unconsolidated affiliates	0.8	0.8
Available-for-sale debt securities (amortized cost of $160.2 and $169.3, allowance for credit losses of $1.0 and $0.2, respectively)	149.8	171.8
Other investments	73.5	87.1
Total Investments and Other Assets	224.1	259.7
Current Assets
Cash and cash equivalents	77.8	84.2
Restricted cash	21.7	10.7
Accounts receivable	740.7	849.1
Allowance for credit losses	(26.1)	(23.5)
Accounts receivable, net	714.6	825.6
Gas inventory	307.5	327.4
Materials and supplies, at average cost	142.9	139.1
Electric production fuel, at average cost	41.2	32.2
Exchange gas receivable	134.6	99.6
Regulatory assets	179.7	206.2
Prepayments and other	291.7	195.8
Total Current Assets(1)	1,911.7	1,920.8
Other Assets
Regulatory assets	2,308.8	2,286.0
Goodwill	1,485.9	1,485.9
Deferred charges and other	371.6	322.7
Total Other Assets	4,166.3	4,094.6
Total Assets	$24,813.8	$24,156.9
(1)Includes $684.6 million and $695.9 million at June 30, 2022 and December 31, 2021, respectively, of net property, plant and equipment assets and $20.4 million and $14.3 million at June 30, 2022 and December 31, 2021, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 12, "Variable Interest Entities" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 405,878,297 and 405,303,023 shares outstanding, respectively	$4.1	$4.1
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 1,302,500 shares outstanding	1,546.5	1,546.5
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	7,218.6	7,204.3
Retained deficit	(1,408.9)	(1,580.9)
Accumulated other comprehensive loss	(35.8)	(126.8)
Total NiSource Stockholders’ Equity	7,224.6	6,947.3
Noncontrolling interest in consolidated subsidiaries	315.8	325.6
Total Equity	7,540.4	7,272.9
Long-term debt, excluding amounts due within one year	9,520.2	9,183.4
Total Capitalization	17,060.6	16,456.3
Current Liabilities
Current portion of long-term debt	37.3	58.1
Short-term borrowings	555.0	560.0
Accounts payable	650.3	697.8
Dividends payable - common stock	95.4	—
Dividends payable - preferred stock	8.2	—
Customer deposits and credits	184.7	237.9
Taxes accrued	232.3	277.1
Interest accrued	124.4	105.5
Exchange gas payable	91.2	107.7
Regulatory liabilities	300.4	137.4
Accrued compensation and employee benefits	142.9	182.7
Other accruals	592.9	382.0
Total Current Liabilities(1)	3,015.0	2,746.2
Other Liabilities
Deferred income taxes	1,830.9	1,659.4
Accrued liability for postretirement and postemployment benefits	280.5	292.5
Regulatory liabilities	1,833.0	1,842.6
Asset retirement obligations	464.1	469.7
Other noncurrent liabilities	329.7	690.2
Total Other Liabilities(1)	4,738.2	4,954.4
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$24,813.8	$24,156.9
(1)Includes $7.5 million and $10.0 million at June 30, 2022 and December 31, 2021, respectively, of current liabilities and $20.8 million and $20.5 million at June 30, 2022 and December 31, 2021, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 12, "Variable Interest Entities," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2022	2021
Operating Activities
Net Income	$487.1	$353.4
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	401.4	371.3
Deferred income taxes and investment tax credits	100.8	70.8
Loss (gain) on sale of assets	(105.0)	8.0
Other adjustments	14.1	8.9
Changes in Assets and Liabilities:
Components of working capital	2.4	(106.2)
Regulatory assets/liabilities	(8.2)	21.5
Deferred charges and other noncurrent assets	(16.1)	(2.5)
Other noncurrent liabilities	30.7	(22.2)
Net Cash Flows from Operating Activities	907.2	703.0
Investing Activities
Capital expenditures	(917.0)	(798.1)
Insurance recoveries	105.0	—
Payment to renewable generation asset developer	(79.0)	(7.4)
Other investing activities	(60.1)	(56.9)
Net Cash Flows used for Investing Activities	(951.1)	(862.4)
Financing Activities
Issuance of long-term debt, net of discount and underwriting costs	345.6	—
Repayments of long-term debt and finance lease obligations	(34.7)	(12.2)
Change in short-term borrowings, net (maturity ≤ 90 days)	(5.0)	(503.0)
Issuance of common stock, net of issuance costs	5.9	6.0
Equity costs, premiums and other debt related costs	(9.1)	(5.9)
Contributions from noncontrolling interest	—	7.4
Distributions to noncontrolling interest	(3.0)	(0.2)
Issuance of equity units, net of underwriting costs	—	839.9
Dividends paid - common stock	(190.6)	(172.5)
Dividends paid - preferred stock	(27.6)	(27.6)
Contract liability payment	(33.0)	(7.7)
Net Cash Flows from Financing Activities	48.5	124.2
Change in cash, cash equivalents and restricted cash	4.6	(35.2)
Cash, cash equivalents and restricted cash at beginning of period	94.9	125.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$99.5	$90.4
Reconciliation to Balance Sheet

Six Months Ended June 30, (in millions)	2022
Cash and cash equivalents	77.8
Restricted Cash	21.7
Total Cash, Cash Equivalents and Restricted Cash	99.5
Supplemental Disclosures of Cash Flow Information

Six Months Ended June 30, (in millions)	2022	2021
Non-cash transactions:
Capital expenditures included in current liabilities	$252.6	$193.0
Dividends declared but not paid	103.6	94.4
Purchase contract liability(1)	97.3	161.5
Obligation to developer at formation of joint venture	$—	$6.0
(1)Refer to Note 5, "Equity," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of April 1, 2022	$4.1	$1,546.5	$(99.9)	$7,208.9	$(1,372.3)	$(85.4)	$329.5	$7,531.4
Comprehensive Income:
Net income	—	—	—	—	67.0	—	(11.2)	55.8
Other comprehensive income, net of tax	—	—	—	—	—	49.6	—	49.6
Dividends:
Common stock ($0.24 per share)	—	—	—	—	(95.4)	—	—	(95.4)
Preferred stock (See Note 5)	—	—	—	—	(8.2)	—	—	(8.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.5)	(2.5)
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	—	1.3
Long-term incentive plan	—	—	—	6.0	—	—	—	6.0
401(k) and profit sharing	—	—	—	2.4	—	—	—	2.4
Balance as of June 30, 2022	$4.1	$1,546.5	$(99.9)	$7,218.6	$(1,408.9)	$(35.8)	$315.8	$7,540.4
(1)Series A, Series B, and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2022	$4.1	$1,546.5	$(99.9)	$7,204.3	$(1,580.9)	$(126.8)	$325.6	$7,272.9
Comprehensive Income:
Net income	—	—	—	—	493.8	—	(6.7)	487.1
Other comprehensive income, net of tax	—	—	—	—	—	91.0	—	91.0
Dividends:
Common stock ($0.71 per share)	—	—	—	—	(286.1)	—	—	(286.1)
Preferred stock (See Note 5)	—	—	—	—	(35.7)	—	—	(35.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.1)	(3.1)
Stock issuances:
Employee stock purchase plan	—	—	—	2.5	—	—	—	2.5
Long-term incentive plan	—	—	—	6.9	—	—	—	6.9
401(k) and profit sharing	—	—	—	4.9	—	—	—	4.9
Balance as of June 30, 2022	$4.1	$1,546.5	$(99.9)	$7,218.6	$(1,408.9)	$(35.8)	$315.8	$7,540.4
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
(1)Series A, Series B and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M, respectively. See Note 5, "Equity" for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2021	$3.9	$880.0	$(99.9)	$6,890.1	$(1,765.2)	$(156.7)	$85.6	$5,837.8
Comprehensive Loss:
Net income (loss)	—	—	—	—	355.8	—	(2.4)	353.4
Other comprehensive income, net of tax	—	—	—	—	—	33.1	—	33.1
Dividends:
Common stock ($0.66 per share)	—	—	—	—	(259.0)	—	—	(259.0)
Preferred stock (See Note 5)	—	—	—	—	(35.7)	—	—	(35.7)
Contribution from noncontrolling interest, net of distributions	—	—	—	—	—	—	7.2	7.2
Stock issuances:
Equity Units	—	838.8	—	(173.3)	—	—		665.5
Employee stock purchase plan	—	—	—	2.5	—	—	—	2.5
Long-term incentive plan	—	—	—	4.3	—	—	—	4.3
401(k) and profit sharing	—	—	—	4.7	—	—	—	4.7
ATM program	—	—	—	(0.3)	—	—		(0.3)
Balance as of June 30, 2021	$3.9	$1,718.8	$(99.9)	$6,728.0	$(1,704.1)	$(123.6)	$90.4	$6,613.5
(1)Series A, Series B and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M respectively. See Note 5, "Equity" for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2022	1,303	409,697	(3,963)	405,734
Issued:
Employee stock purchase plan	—	39	—	39
Long-term incentive plan	—	28	—	28
401(k) and profit sharing	—	77	—	77
Balance as of June 30, 2022	1,303	409,841	(3,963)	405,878

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2022	1,303	409,266	(3,963)	405,303
Issued:
Employee stock purchase plan	—	83	—	83
Long-term incentive plan	—	328	—	328
401(k) and profit sharing	—	164	—	164
Balance as of June 30, 2022	1,303	409,841	(3,963)	405,878

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2021	440	396,093	(3,963)	392,130
Issued:
Equity Units	863	—	—	—
Employee stock purchase plan	—	52	—	52
Long-term incentive plan	—	51	—	51
401(k) and profit sharing	—	96	—	96
Balance as of June 30, 2021	1,303	396,292	(3,963)	392,329

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2021	440	395,723	(3,963)	391,760
Issued:
Equity Units	863	—	—	—
Employee stock purchase plan	—	107	—	107
Long-term incentive plan	—	263	—	263
401(k) and profit sharing	—	199	—	199
Balance as of June 30, 2021	1,303	396,292	(3,963)	392,329
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements are effective upon issuance on March 12, 2020, and will apply through December 31, 2022. We have evaluated the temporary expedients and options available under this guidance and identified the financial instruments to which the expedients could be applied, if deemed necessary. As of June 30, 2022, we have not applied any expedients or options available under these ASUs.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This pronouncement amends the guidance for entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity's own equity. The pronouncement eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. Additionally, the pronouncement amends the guidance for the derivatives scope exception for contracts in an entity's own equity. This pronouncement impacts the denominator in the calculation of diluted EPS for our Equity Units as we are required to assume share settlement of the remaining purchase contract payment balance when applying the if-converted method. Moreover, we are required to utilize the average share price for the period instead of the end of period price. We adopted this pronouncement using the modified retrospective method as of January 1, 2022.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Three Months Ended June 30, 2022 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$465.0	$137.0	$—	$602.0
Commercial	160.6	134.7	—	295.3
Industrial	48.1	138.7	—	186.8
Off-system	59.1	—	—	59.1
Miscellaneous	8.6	4.7	—	13.3
Total Customer Revenues	$741.4	$415.1	$—	$1,156.5
Other Revenues	(0.3)	22.0	5.0	26.7
Total Operating Revenues	$741.1	$437.1	$5.0	$1,183.2
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues primarily related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Three Months Ended June 30, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$378.6	$131.9	$—	$510.5
Commercial	125.4	130.0	—	255.4
Industrial	44.0	119.0	—	163.0
Off-system	17.0	—	—	17.0
Miscellaneous	4.9	1.4	0.2	6.5
Total Customer Revenues	$569.9	$382.3	$0.2	$952.4
Other Revenues	4.4	21.2	8.0	33.6
Total Operating Revenues	$574.3	$403.5	$8.2	$986.0
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues primarily related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six months ended June 30, 2022 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$1,441.9	$275.5	$—	$1,717.4
Commercial	517.1	269.2	—	786.3
Industrial	115.9	268.5	—	384.4
Off-system	77.8	—	—	77.8
Miscellaneous	22.6	8.3	—	30.9
Total Customer Revenues	$2,175.3	$821.5	$—	$2,996.8
Other Revenues	2.5	45.7	11.5	59.7
Total Operating Revenues	$2,177.8	$867.2	$11.5	$3,056.5
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Six months ended June 30, 2021 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$1,152.1	$261.1	$—	$1,413.2
Commercial	396.9	252.8	—	649.7
Industrial	101.9	241.9	—	343.8
Off-system	31.4	—	—	31.4
Miscellaneous	14.7	5.7	0.4	20.8
Total Customer Revenues	$1,697	$761.5	$0.4	$2,458.9
Other Revenues	13.1	44.5	15.1	72.7
Total Operating Revenues	$1,710.1	$806.0	$15.5	$2,531.6
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the six months ended June 30, 2022 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2021	$459.6	$337.0
Balance as of June 30, 2022	473.7	216.9
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
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of June 30, 2022 and December 31, 2021 are presented in the table below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2022	$18.9	$3.8	$0.8	$23.5
Current period provisions	14.8	4.2	—	19.0
Write-offs charged against allowance	(21.3)	(2.7)	—	(24.0)
Recoveries of amounts previously written off	7.3	0.3	—	7.6
Balance as of June 30, 2022	$19.7	$5.6	$0.8	$26.1

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2021	$41.8	$9.7	$0.8	$52.3
Current period provisions	5.8	1.4	—	7.2
Write-offs charged against allowance	(46.7)	(7.7)	—	(54.4)
Recoveries of amounts previously written off	18.0	0.4	—	18.4
Balance as of December 31, 2021	$18.9	$3.8	$0.8	$23.5
In connection with the COVID-19 pandemic, certain state regulatory commissions instituted regulatory moratoriums that impacted our ability to pursue our standard credit risk mitigation practices during 2021. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently recovered in rates. At December 31, 2021, in addition to our evaluation of the allowance for credit losses discussed above, we considered benefits available under governmental COVID-19 relief programs, the impact of unemployment benefits initiatives, and flexible payment plans being offered to customers affected by or experiencing hardship as a result of the pandemic, which could help to mitigate the potential for increasing customer account delinquencies. We also considered the on-time bill payment promotion and robust customer marketing strategy for energy assistance programs that we have implemented. Based upon our overall evaluation, we have concluded that the allowance for credit losses as of December 31, 2021 and June 30, 2022 adequately reflected the collection risk and net realizable value for our receivables. As of December 31, 2021, we resumed our common credit mitigation practices in all jurisdictions as all moratoriums had expired.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the three and six months ended June 30, 2022 and 2021 using the if-converted method under US GAAP. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the average stock price during the period falls below the initial reference price of $24.51, subject to anti-dilution adjustments, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 5, "Equity." Conversely, if the average stock price during the period is above the initial reference price of $24.51, subject to anti-dilution adjustments, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred for the three and six months ended June 30, 2022 and 2021 net of tax, related to the purchase contracts.
We adopted ASU 2020-06 on January 1, 2022, which resulted in additional dilution from our Equity Units by requiring us to assume share settlement of the remaining purchase contract payment balance based on the average share price during the period. Refer to Note 2, "Recent Accounting Pronouncements," for more information on ASU 2020-06.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units are contingently convertible securities as the conversion is contingent on a successful remarketing as described in Note 5, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of June 30, 2022 and 2021, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the three and six months ended June 30, 2022 and 2021.
Diluted EPS also includes the incremental effects of the various long-term incentive compensation plans and the open ATM forward agreements during the period under the treasury stock method when the impact would be dilutive. Refer to Note 5, "Equity," for more information on our ATM forward agreements.
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net Income Available to Common Shareholders - Basic	$53.2	$46.5	$466.2	$328.2
Dilutive effect of Equity Units	0.5	0.4	1.0	0.4
Net Income Available to Common Shareholders - Diluted	$53.7	$46.9	$467.2	$328.6
Denominator:
Average common shares outstanding - Basic	406.4	393.0	406.2	392.8
Dilutive potential common shares:
Equity Units purchase contracts	27.9	28.2	28.5	14.2
Equity Units purchase contract payment balance	3.3	—	3.6	—
Shares contingently issuable under employee stock plans	1.0	0.8	1.0	0.7
Shares restricted under employee stock plans	0.4	0.3	0.4	0.3
ATM forward agreements	1.2	0.6	1.1	0.5
Average Common Shares - Diluted	440.2	422.9	440.8	408.5
Earnings per common share:
Basic	$0.13	$0.12	$1.15	$0.84
Diluted	$0.12	$0.11	$1.06	$0.80

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5.    Equity
ATM Program and Forward Sale Agreement. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock.
On August 9, 2021, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. From August 9, 2021 to September 1, 2021, the forward purchaser under our forward sale agreement borrowed 5,941,598 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.25 per share. We may settle the forward sale agreement in shares, cash, or net shares by December 15, 2022. Had we settled all the shares under the forward sale agreement at June 30, 2022, we would have received approximately $143.8 million, based on a net price of $24.20 per share.
As of June 30, 2022, the ATM program (including the impacts of the forward sale agreement discussed above) had approximately $300.0 million of equity available for issuance. The program expires on December 31, 2023.
Preferred Stock. As of June 30, 2022, we had 20,000,000 shares of preferred stock authorized for issuance, of which 1,302,500 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
			2022	2021	2022	2021	2022	2021
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share				Outstanding
5.650% Series A	$1,000.00	400,000	—	—	28.25	28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	406.25	406.25	1,218.75	1,218.75	$486.1	$486.1
Series C(1)	$1,000.00	862,500	—	—	—	—	$666.5	$666.5
(1)The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock.

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of June 30, 2022. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
As of June 30, 2022 and 2021, Series A Preferred Stock had $1.0 million of cumulative preferred dividends in arrears, or $2.51 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
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

We will pay quarterly contract adjustment payments to holders of the Equity Units at the rate of 7.75% per year on the stated amount of $100 per Equity Unit. The contract adjustment payments are payable in cash, shares of our common stock or a combination thereof, at our election. The payment of contract adjustment payments may also be deferred until the purchase contract settlement date, December 1, 2023, at our election. As of June 30, 2022, no contract adjustment payments have been deferred with quarterly cash payments being remitted to the holders. As of June 30, 2022 and December 31, 2021 the purchase contract liability was $97.3 million and $129.4 million, respectively. Purchase contract payments are recorded against this liability. Accretion of the purchase contract liability is recorded as interest expense. Cash payments of $33.4 million and $7.8 million were made during the six months ended June 30, 2022 and 2021, respectively.
Refer to Note 4, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS. Under the terms of the Equity Units, assuming no anti-dilution or other adjustments such as a fundamental change, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million. Had we settled the remaining purchase contract payment balance in shares at June 30, 2022, we would have issued approximately 3.3 million shares.
6.    Regulatory Matters
NIPSCO change in accounting estimate
As part of the NIPSCO Gas Settlement and Stipulation Agreement filed on March 2, 2022, NIPSCO Gas has agreed to change the depreciation methodology for its calculation of deprecation rates, which will reduce depreciation expense and subsequent revenues and cash flows once new rates become effective. An order was received on July 27, 2022 approving the rate case.
Columbia of Ohio regulatory filing update
On Wednesday, April 6, 2022, the PUCO Staff issued its Staff Report in Columbia of Ohio's base rate case, filed on June 21, 2021, which was filed in conjunction with applications for an alternative rate plan, approval of certain deferral authority, and updates to certain riders. Columbia of Ohio's application requested a net rate increase approximating a 21.3% or $221.4 million increase in revenue per year. The Staff Report recommended a rate increase of 4.0% - 6.3% or $35.2 million to $57.6 million increase in revenue per year. The Staff recommended adjustments include, but are not limited to, plant assets, labor adjustments, COVID-19 deferrals and environmental remediation costs, rider caps, and rate of return. On May 6, 2022 and May 13, 2022, respectively, Columbia of Ohio and the other parties filed written objections to the Staff report as well as written testimony. Local public hearings have concluded, and Columbia of Ohio has filed a motion requesting that the evidentiary hearing commence on October 18, 2022, to provide more time for settlement discussions.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Regulatory deferral related to renewable energy investments
In accordance with the accounting principles of ASC 980, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the joint ventures and the amount included in regulated rates to recover our approved investments in consolidated joint ventures. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation expense" on the Condensed Statements of Consolidated Income (unaudited). We recorded a debit to depreciation expense of $9.6 million and $6.7 million for the three and six months ended June 30, 2022, and zero for the three and six months ended June 30, 2021, respectively, related to the regulatory deferral of income (loss) associated with our joint ventures, which is not included in current rates. Refer to Note 12, "Variable Interest Entities" for additional information.
FAC Adjustment
As ordered by the IURC on June 15, 2022, NIPSCO is required to refund to customers $8.0 million of over-collected fuel costs. The refund is recorded as a regulatory liability on the Condensed Consolidated Balance Sheets (unaudited).
7.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	June 30, 2022		December 31, 2021
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives designated as hedging instruments	$—	$9.5	$—	$136.4
Derivatives not designated as hedging instruments	33.7	0.5	10.6	0.4
Total	$33.7	$10.0	$10.6	$136.8
Noncurrent(2)
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	71.9	1.5	13.8	7.4
Total	$71.9	$1.5	$13.8	$7.4
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

Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At June 30, 2022 and December 31, 2021, we had 112.3 MMDth and 124.5 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of June 30, 2022, the remaining terms of these instruments range from one to five years.
All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. These instruments are not designated as accounting hedges.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the gains and losses associated with the commodity price risk programs:

(in millions)	June 30, 2022	December 31, 2021
Regulatory Assets
Losses on commodity price risk programs	$6.8	$9.6
Regulatory Liabilities
Gains on commodity price risk programs	127.7	34.2
Derivatives Designated as Hedging Instruments
Interest rate risk management. As of June 30, 2022, we have one forward-starting interest rate swap with a notional value of $250.0 million to hedge the variability in cash flows attributable to changes in the benchmark interest rate associated with a forecasted debt issuance. This interest rate swap is designated as a cash flow hedge.
On June 7, 2022, we settled a $250.0 million forward-starting interest rate swap agreement contemporaneously with the issuance of $350.0 million of 5.00% senior unsecured notes maturing in 2052. The derivative contract was accounted for as a cash flow hedge. As part of the transaction, the associated net unrealized gain position of $10.2 million is being amortized from accumulated other comprehensive loss into interest expense over the life of the associated debt. Refer to Note 13, "Long Term Debt" for additional information.
Cash flow hedges included in "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets (unaudited) were:

(in millions)	AOCI(1)	Amounts Expected to be Reclassified to Earnings During the Next 12 Months(1)	Maximum Term
Interest Rate	$(19.5)	(0.2)	365 months
(1) All amounts are net of tax.
The actual amounts reclassified from Accumulated other comprehensive loss to Net Income can differ from the estimate above due to market rate changes.
The gains and losses related to these swaps are recorded to AOCI. Upon issuance, we amortize the gains and losses over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three and six months ended June 30, 2022 and 2021 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited).
If it becomes probable that a hedged forecasted transaction will no longer occur, the accumulated gains or losses on the derivative will be recognized currently in "Other, net" in the Condensed Statements of Consolidated Income (unaudited).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at June 30, 2022 and December 31, 2021.
Our derivative instruments measured at fair value as of June 30, 2022 and December 31, 2021 do not contain any credit-risk-related contingent features. Cash flows for derivative financial instruments are generally classified as operating activities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
8.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

Recurring Fair Value Measurements June 30, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2022
Assets
Risk management assets	$—	$105.6	$—	$105.6
Available-for-sale debt securities	—	149.8	—	149.8
Total	$—	$255.4	$—	$255.4
Liabilities
Risk management liabilities	$—	$11.5	$—	$11.5
Total	$—	$11.5	$—	$11.5

Recurring Fair Value Measurements December 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Assets
Risk management assets	$—	$24.4	$—	$24.4
Available-for-sale debt securities	—	171.8	—	171.8
Total	$—	$196.2	$—	$196.2
Liabilities
Risk management liabilities	$—	$144.2	$—	$144.2
Total	$—	$144.2	$—	$144.2

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of June 30, 2022 and December 31, 2021, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
Credit risk is considered in the fair value calculation of each of our forward-starting interest rate swaps, as described in Note 7, "Risk Management Activities." As they are based on observable data and valuations of similar instruments, the hedges are categorized within Level 2 of the fair value hierarchy. There was no exchange of premium at the initial date of the swaps, and we can settle the contracts at any time.
NIPSCO has entered into long-term forward natural gas purchase instruments to lock in a fixed price for its natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 7, "Risk Management Activities."
Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2.
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of June 30, 2022 and December 31, 2021, we recorded $1.0 million and $0.2 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at June 30, 2022 and December 31, 2021 were:

June 30, 2022 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$51.1	$—	$(2.4)	$—	$48.7
Corporate/Other debt securities	109.1	0.1	(7.1)	(1.0)	101.1
Total	$160.2	$0.1	$(9.5)	$(1.0)	$149.8

December 31, 2021 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$52.8	$0.1	$(0.4)	$—	$52.5
Corporate/Other debt securities	116.5	3.7	(0.7)	(0.2)	119.3
Total	$169.3	$3.8	$(1.1)	$(0.2)	$171.8
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $47.0 million and $89.9 million, respectively, at June 30, 2022.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $36.2 million and $35.4 million, respectively, at December 31, 2021.
The cost of maturities sold is based upon specific identification. Realized gains and losses on available-for-sale securities were immaterial for the three and six months ended June 30, 2022 and 2021.
At June 30, 2022, approximately $3.3 million of U.S. Treasury debt securities and approximately $10.0 million of Corporate/Other debt securities have maturities of less than a year.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of June 30, 2022, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2022	Estimated Fair Value as of June 30, 2022	Carrying Amount as of Dec. 31, 2021	Estimated Fair Value as of Dec. 31, 2021
Long-term debt (including current portion)	$9,557.5	$8,770.0	$9,241.5	$10,415.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9.    Goodwill
Substantially all of our goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. Our goodwill balance was $1,485.9 million as of June 30, 2022 and December 31, 2021. All our goodwill has been allocated to our Gas Distribution Operations segment.

For our annual goodwill impairment analysis performed as of May 1, 2022, we performed a qualitative "step 0" assessment and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to their baseline May 1, 2020 "step 1" fair value measurement. There have been no impairments to the carrying value of our goodwill during the periods presented.
10.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2022 and 2021, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2022 and 2021 were 17.7% and 18.8%, respectively. The effective tax rates for the six months ended June 30, 2022 and 2021 were 18.2% and 17.7%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state income taxes and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
The decrease in the three month effective tax rate of 1.1% in 2022 compared to 2021 is primarily attributed to lower state income taxes due to the jurisdictional mix of pre-tax income and partnership income, offset by decreased amortization of excess deferred federal income tax liabilities.
The increase in the six month effective tax rate of 0.5% in 2022 compared to 2021 is primarily attributed to slightly higher state income taxes due to the jurisdictional mix of pre-tax income.
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
For the six months ended June 30, 2022, we contributed $1.3 million to our pension plans and $10.5 million to our OPEB plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and six months ended June 30, 2022 and 2021:

	Pension Benefits		OPEB
Three Months Ended June 30, (in millions)	2022	2021	2022	2021
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$7.0	$7.5	$1.6	$1.5
Interest cost	9.8	7.9	3.0	2.5
Expected return on assets	(22.8)	(25.3)	(4.0)	(3.8)
Amortization of prior service credit	—	—	(0.6)	(0.6)
Recognized actuarial loss	4.8	5.5	0.7	1.2
Settlement loss	6.3	3.3	—	—
Total Net Periodic Benefit (Income) Cost	$5.1	$(1.1)	$0.7	$0.8
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Six Months Ended June 30, (in millions)	2022	2021	2022	2021
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$14.1	$15.1	$3.2	$3.0
Interest cost	19.2	15.6	6.0	5.0
Expected return on assets	(45.7)	(51.1)	(8.0)	(7.6)
Amortization of prior service credit	—	—	(1.2)	(1.2)
Recognized actuarial loss	9.3	10.8	1.4	2.4
Settlement loss	6.3	6.6	—	—
Total Net Periodic Benefit (Income) Cost	$3.2	$(3.0)	$1.4	$1.6
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

As of May 31, 2022, one of our qualified pension plans met the requirement for settlement accounting. A settlement charge of $6.3 million was recorded during the second quarter of 2022. As a result of the settlement, the pension plan was remeasured, resulting in a decrease to the net pension asset of $39.8 million, a net increase to regulatory assets of $30.0 million, and a net debit to accumulated other comprehensive loss of $3.5 million. Net periodic pension benefit cost for 2022 increased by $5.7 million as a result of the interim remeasurement.
For the interim remeasurement, the discount rate used to calculate the remeasured plan's pension benefit obligation was updated to 4.13% from 2.60% at December 31, 2021. At the time of the interim remeasurement, we also updated the discount rates and expected return on assets used to calculate net periodic pension benefit costs in 2022. Our discount rates for service and interest costs, respectively, were updated to 4.30% and 3.64% from 2.85% and 1.90% at January 1, 2022. The expected return on assets assumption was updated to 5.70% from 4.80% at January 1, 2022.
12.    Variable Interest Entities
A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. We control decisions that are significant to Rosewater and Indiana Crossroads Wind's ongoing operations and economic results. Therefore, we have concluded that we are the primary beneficiary and have consolidated both.
Members of the respective joint ventures are NIPSCO (who is the managing member) and tax equity partners. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages over the life of the partnership. Once the tax equity partner has earned their negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the respective joint venture. NIPSCO has an obligation to purchase, through a PPA at established market rates, 100% of the electricity generated by the joint ventures.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Rosewater
Rosewater owns and operates 102 MW of nameplate capacity wind generation assets. NIPSCO and the tax equity partner have made total contributions of $170.1 million. NIPSCO and the tax equity partner contributed cash, and NIPSCO also assumed an obligation to the developer of the wind generation assets representing the remaining economic interest, which comes due in 2023. The obligation to developer is included within "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited). The developer of the facility is not a partner in the joint venture for federal income tax purposes and does not receive any share of earnings, tax attributes, or cash flows of Rosewater.
Indiana Crossroads Wind
Indiana Crossroads Wind owns and operates 302 MW of nameplate capacity wind generation assets. NIPSCO and the tax equity partner have made total contributions of $511.8 million. NIPSCO and the tax equity partner contributed cash, and NIPSCO also assumed an obligation to the developer of the wind generation assets representing the remaining economic interest, which comes due in 2023. The obligation to developer is included within "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited). The developer of the facility is not a partner in the joint venture for federal income tax purposes and does not receive any share of earnings, tax attributes, or cash flows of Indiana Crossroads Wind.
The following table displays the noncontrolling interest in consolidated subsidiaries included in the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	June 30, 2022	December 31, 2021
Rosewater	$83.9	$88.2
Indiana Crossroads Wind	231.9	237.4
Total	$315.8	$325.6
The following table displays the Net income (loss) attributable to noncontrolling interest included in the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Rosewater	$(4.0)	$(3.4)	$(2.9)	$(2.4)
Indiana Crossroads Wind	(7.2)	—	(3.8)	—
Total	$(11.2)	$(3.4)	$(6.7)	$(2.4)
We did not provide any financial or other support during the quarter that was not previously contractually required, nor do we expect to provide such support in the future.
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	June 30, 2022		December 31, 2021
	Rosewater	Indiana Crossroads Wind	Rosewater	Indiana Crossroads Wind
Net Property, Plant and Equipment	$167.3	$517.3	$170.1	$525.8
Current assets	7.8	12.6	6.2	8.1
Total assets(1)	175.1	529.9	176.3	533.9
Current liabilities	3.6	3.9	2.5	7.5
Asset retirement obligations	5.8	15.0	5.7	14.8
Total liabilities	$9.4	$18.9	$8.2	$22.3
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
13.    Long-Term Debt
On April 1, 2022, we repaid $20.0 million of 7.99% medium term notes at maturity. The remaining $29.0 million of 7.99% medium term notes outstanding June 30, 2022 and December 31, 2021 are expected to be repaid in May 2027 at maturity.
On June 10, 2022, we completed the issuance and sale of $350.0 million of 5.00% senior unsecured notes maturing in 2052, which resulted in approximately $344.6 million of net proceeds after discount and debt issuance costs.
14.    Short-Term Borrowings
We generate short-term borrowings through several sources, described in further detail below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. On February 18, 2022, we extended the termination date of our revolving credit facility to February 18, 2027. We had no outstanding borrowings under this facility as of June 30, 2022 and December 31, 2021.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion. We had $270.0 million and $560.0 million of commercial paper outstanding with weighted-average interest rates of 2.00% and 0.24% as of June 30, 2022 and December 31, 2021, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they may transfer their customer accounts receivables to third-party financial institutions through wholly owned and consolidated special purpose entities. The three agreements expire between August 2022 and May 2023 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2022, the maximum amount of debt that could be recognized related to our accounts receivable programs is $285.0 million.
We had $285.0 million and zero short-term borrowings related to the securitization transactions as of June 30, 2022 and December 31, 2021, respectively.
For the six months ended June 30, 2022 and 2021, $285.0 million and zero, respectively, were recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $0.7 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively and $1.0 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Items listed above are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of June 30, 2022 and December 31, 2021, we had issued stand-by letters of credit of $14.7 million and $18.9 million, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At June 30, 2022 and December 31, 2021, our guarantees for BTAs totaled $485.2 million and $288.9 million, respectively. As of August 2022, the amount of the guarantees increased to $796.5 million in accordance with the Dunn's Bridge II and Indiana Crossroads Solar BTAs. The amount of each guaranty will fluctuate upon the completion of the various steps outlined in each BTA. See ''- D. Other Matters - Generation Transition,'' below for more information.
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

Under the DPA, the U.S. Attorney's Office agreed to defer prosecution of the Company in connection with the Greater Lawrence Incident for a three-year period (which three-year period may be extended for twelve (12) months upon the U.S. Attorney's Office's determination of a breach of the DPA) subject to certain obligations of the Company, including, but not limited to, the Company's agreement, as to each of the Company's subsidiaries involved in the distribution of gas through pipeline facilities in Massachusetts, Indiana, Ohio, Pennsylvania, Maryland, Kentucky and Virginia to implement and adhere to each of the recommendations from the NTSB stemming from the Greater Lawrence Incident. Pursuant to the DPA, if the Company complies with all of its obligations under the DPA, the U.S. Attorney's Office will not file any criminal charges against the Company related to the Greater Lawrence Incident.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Following the dismissal of the federal court action, on April 29, 2021, the same plaintiff filed a shareholder derivative lawsuit in the Delaware Court of Chancery against certain of our current and former directors. The new complaint alleged a single count for breach of fiduciary duty, and no longer alleged disclosure violations or breaches of federal securities laws. The complaint related to substantially the same matters as those alleged in the dismissed federal derivative complaint. The remedies sought included damages for the alleged breaches of fiduciary duty, corporate governance reforms, and restitution of compensation by the individual defendants. On May 19, 2021, the defendants filed a motion to dismiss the lawsuit, and on July 2, 2021, they filed their opening brief in support of the motion. On August 26, 2021, rather than respond to the defendants' motion to dismiss and opening brief, the plaintiff filed an amended complaint. Like the original complaint in the Delaware Court of Chancery, the amended complaint alleges a single count for breach of fiduciary duty, based on substantially similar allegations, and seeks substantially similar remedies. On September 10, 2021, the defendants filed a motion to dismiss. Briefing on the defendants' motion to dismiss was completed on January 10, 2022, and oral argument on the defendants' motion to dismiss took place on February 3, 2022. On June 30, 2022, the Court of Chancery issued a Memorandum Opinion granting the motion to dismiss. The deadline for the plaintiff to appeal the dismissal is August 12, 2022.
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
As of June 30, 2022 and December 31, 2021, we had recorded a liability of $98.2 million and $91.1 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
CERCLA. Our subsidiaries are potentially responsible parties at waste disposal sites under CERCLA and similar state laws. Under CERCLA, each potentially responsible party can be held jointly, severally and strictly liable for the remediation costs as the EPA, or state, can allow the parties to pay for remedial action or perform remedial action themselves and request reimbursement from the potentially responsible parties. Our affiliates have retained CERCLA environmental liabilities, including remediation liabilities, associated with certain current and former operations. At this time, NIPSCO cannot estimate the full cost of remediating properties that have not yet been investigated, but it is possible that the future costs could be material to the Condensed Consolidated Financial Statements (unaudited).
MGP. We maintain a program to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 53 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
remediation costs were noted as a result of the refresh completed as of June 30, 2022. Our total estimated liability related to the facilities subject to remediation was $91.9 million and $85.1 million at June 30, 2022 and December 31, 2021, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. We believe that it is reasonably possible that remediation costs could vary by as much as $17 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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
D. Other Matters.
Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase obligation under each respective BTA is dependent on satisfactory approval of the BTA by the IURC, successful execution by NIPSCO of an agreement with a tax equity partner and timely completion of construction. NIPSCO has received IURC approval for all of its BTAs and PPAs. In July 2022, NIPSCO amended two of its BTAs and is discussing potentially amending other BTAs and PPAs. Any amendments that result in increased project costs will require additional approval by the IURC in order to obtain recovery for increased costs. NIPSCO and the tax equity partner are obligated to make cash contributions to the joint venture that acquires the project at the date construction is substantially complete. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the joint venture.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2022	$(3.6)	$(75.5)	$(6.3)	$(85.4)
Other comprehensive income (loss) before reclassifications	(3.9)	55.9	(3.3)	48.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	0.8	0.9
Net current-period other comprehensive income (loss)	(3.9)	56.0	(2.5)	49.6
Balance as of June 30, 2022	$(7.5)	$(19.5)	$(8.8)	$(35.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2022	$2.1	$(122.5)	$(6.4)	$(126.8)
Other comprehensive income (loss) before reclassifications	(9.8)	102.9	(3.3)	89.8
Amounts reclassified from accumulated other comprehensive loss	0.2	0.1	0.9	1.2
Net current-period other comprehensive income (loss)	(9.6)	103.0	(2.4)	91.0
Balance as of June 30, 2022	$(7.5)	$(19.5)	$(8.8)	$(35.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2021	$3.5	$(63.3)	$(15.7)	$(75.5)
Other comprehensive income (loss) before reclassifications	0.8	(49.8)	0.1	(48.9)
Amounts reclassified from accumulated other comprehensive loss	0.1	—	0.7	0.8
Net current-period other comprehensive income (loss)	0.9	(49.8)	0.8	(48.1)
Balance as of June 30, 2021	$4.4	$(113.1)	$(14.9)	$(123.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2021	$6.0	$(147.9)	$(14.8)	$(156.7)
Other comprehensive income (loss) before reclassifications	(1.4)	34.8	(1.3)	32.1
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	1.2	1.0
Net current-period other comprehensive income (loss)	(1.6)	34.8	(0.1)	33.1
Balance as of June 30, 2021	$4.4	$(113.1)	$(14.9)	$(123.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17.    Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest income	$0.6	$0.7	$1.5	$1.6
AFUDC equity	4.0	3.4	7.0	4.9
Pension and other postretirement non-service benefit	4.7	8.6	12.3	17.1
Miscellaneous	(0.3)	(0.3)	(0.9)	(0.7)
Total Other, net	$9.0	$12.4	$19.9	$22.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating Revenues
Gas Distribution Operations
Unaffiliated	$741.1	$574.3	$2,177.8	$1,710.1
Intersegment	3.2	3.0	6.3	6.1
Total	744.3	577.3	2,184.1	1,716.2
Electric Operations
Unaffiliated	437.1	403.5	867.2	806.0
Intersegment	0.2	0.2	0.4	0.4
Total	437.3	403.7	867.6	806.4
Corporate and Other
Unaffiliated	5.0	8.2	11.5	15.5
Intersegment	120.7	117.4	234.2	221.3
Total	125.7	125.6	245.7	236.8
Eliminations	(124.1)	(120.6)	(240.9)	(227.8)
Consolidated Operating Revenues	$1,183.2	$986.0	$3,056.5	$2,531.6
Operating Income (Loss)
Gas Distribution Operations	$80.6	$61.2	$591.4	$408.1
Electric Operations	72.6	79.6	171.8	167.5
Corporate and Other	(9.9)	1.4	(19.6)	(0.2)
Consolidated Operating Income	$143.3	$142.2	$743.6	$575.4

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
Our goal is to develop strategies that benefit all stakeholders as we (i) embark on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer conservation patterns. These strategies focus on improving safety and reliability, enhancing customer service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our top priority. The Safety Management System ("SMS") is an established operating model within NiSource. With the continued support and advice from our Quality Review Board (a panel of third parties with safety operations expertise engaged by management to advise on safety matters), we are continuing to mature our SMS processes, capabilities and talent as we collaborate within and across industries to enhance safety and reduce operational risk. Additionally, we continue to pursue regulatory and legislative initiatives that will allow customers not currently on our system to obtain gas and electric service in a cost effective manner.
Your Energy, Your Future: Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources, as described in our 2018 Integrated Resource Plan ("2018 Plan"), is well underway, but we are facing challenges as described below. As of June 30, 2022, we have executed and received IURC approval for BTAs and PPAs with a combined nameplate capacity of 1,950 MW and 1,380 MW, respectively, under the 2018 Plan. Further, we have placed three wind projects into service and completed the retirement of R.M. Schahfer Generating Station Units 14 and 15. We anticipate delays on our previously announced solar and storage projects due to several factors, including the U.S. Department of Commerce investigation. In connection with these delays, we currently expect to retire R.M. Schahfer's remaining two coal units by the end of 2025. In June 2022, the Biden Administration announced a 24-month tariff relief on solar panels subject to the ongoing U.S. Department of Commerce investigation and authorized the use of the Defense Production Act of 1950, as amended (the "Defense Production Act"), to accelerate domestic production of clean energy technologies, including solar panel parts. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.
In 2021, we announced and filed with the IURC the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan ("2021 Plan"). The 2021 Plan lays out a timeline to retire the Michigan City Generating Station which is expected to occur between 2026 and 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the 2021 Plan calls for a natural gas peaking unit to replace existing vintage gas peaking units at the R.M. Schahfer Generating Station to support system reliability and resiliency, as well as upgrades to the transmission system to enhance our electric generation transition. The planned retirement of the two vintage gas peaking units at the R.M. Schahfer Generating Station is expected to occur between 2025 and 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval. We are continuing to evaluate potential projects under the 2021 Plan.
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
In the first half of 2022, NIPSCO experienced a rail service shortage in deliveries of coal, particularly to its Michigan City Generating Station, and the primary rail carrier for that generating station was unable to provide assurance of adequate future service to maintain coal inventory. A lack of adequate coal deliveries to any of our coal-fired generating facilities for an extended period could deplete our inventories to a level that prevents the generating station from running, and NIPSCO would need to rely on market purchases of replacement power, which could increase the cost of electricity for NIPSCO's customers. NIPSCO believes these shortages have been resolved but continues to monitor deliveries of coal from its rail carriers. We do not expect this to have a material impact on our operations.
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
We have seen an increase in natural gas costs as the spot market for natural gas has substantially increased since the start of 2022. Low levels of gas in storage, continued liquified natural gas demand to ship U.S. supplies to Europe, and domestic production that has not increased commensurate with overall demand have contributed to the steep rise in gas commodity costs, which we expect to have an effect on customer bills through 2022. For the six months ended June 30, 2022, we have not seen this increase have a material impact on our results of operations. For more information on our commodity price impacts, see "Results and Discussion of Segment Operations - Gas Distribution Operations," and " - Market Risk Disclosures."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and six months ended June 30, 2022 and 2021 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
Operating Revenues	$1,183.2	$986.0	$197.2	$3,056.5	$2,531.6	$524.9
Operating Expenses
Cost of energy	383.7	228.3	(155.4)	1,090.4	705.1	(385.3)
Other Operating Expenses	656.2	615.5	(40.7)	1,222.5	1,251.1	28.6
Total Operating Expenses	1,039.9	843.8	(196.1)	2,312.9	1,956.2	(356.7)
Operating Income	143.3	142.2	1.1	743.6	575.4	168.2
Total Other Deductions, net	(75.5)	(72.1)	(3.4)	(148.3)	(146.2)	(2.1)
Income Taxes	12.0	13.2	1.2	108.2	75.8	(32.4)
Net Income	55.8	56.9	(1.1)	487.1	353.4	133.7
Net income attributable to noncontrolling interest	(11.2)	(3.4)	7.8	(6.7)	(2.4)	4.3
Net Income Attributable to NiSource	67.0	60.3	6.7	493.8	355.8	138.0
Preferred dividends	(13.8)	(13.8)	—	(27.6)	(27.6)	—
Net Income Available to Common Shareholders	53.2	46.5	6.7	466.2	328.2	138.0
Earnings Per Share
Basic Earnings Per Share	$0.13	$0.12	$0.01	$1.15	$0.84	$0.31
Diluted Earnings Per Share	$0.12	$0.11	$0.01	$1.06	$0.80	$0.26
The majority of the cost of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
Net income available to common shareholders for the three months ended June 30, 2022 is comparable to the same period in 2021. The increase in net income available to common shareholders during the six months ended June 30, 2022 was primarily due to higher revenues from outcomes of gas base rate proceedings and regulatory capital programs, as well as an insurance settlement related to the Greater Lawrence Incident, offset by higher income taxes in 2022 compared to the 2021.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Gas and Electric Operations in this Management's Discussion.
Other Deductions, net
Other deductions, net for the three and six months ended June 30, 2022 is comparable to the same periods in 2021. See Note 13, "Long-Term Debt," Note 14, "Short-Term Borrowings," and Note 11, "Pension and Other Postretirement Benefits," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Financial and operational data for the Gas Distribution Operations segment for the three and six months ended June 30, 2022 and 2021 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
Operating Revenues	$744.3	$577.3	$167.0	$2,184.1	$1,716.2	$467.9
Operating Expenses
Cost of energy	253.4	129.0	(124.4)	842.5	508.0	(334.5)
Operation and maintenance	259.8	243.9	(15.9)	537.1	492.7	(44.4)
Depreciation and amortization	102.2	93.6	(8.6)	202.9	186.5	(16.4)
Loss (gain) on sale of fixed assets and impairments, net	—	—	—	(105.0)	8.1	113.1
Other taxes	48.3	49.6	1.3	115.2	112.8	(2.4)
Total Operating Expenses	663.7	516.1	(147.6)	1,592.7	1,308.1	(284.6)
Operating Income	$80.6	$61.2	$19.4	$591.4	$408.1	$183.3
Revenues
Residential	$462.8	$380.8	$82.0	$1,440.4	$1,163.1	$277.3
Commercial	161.3	127.4	33.9	518.8	400.3	118.5
Industrial	48.3	44.4	3.9	116.4	102.6	13.8
Off-System	59.1	17.0	42.1	77.8	31.4	46.4
Other	12.8	7.7	5.1	30.7	18.8	11.9
Total	$744.3	$577.3	$167.0	$2,184.1	$1,716.2	$467.9
Sales and Transportation (MMDth)
Residential	33.3	30.7	2.6	156.2	149.1	7.1
Commercial	28.5	27.2	1.3	108.4	101.5	6.9
Industrial	114.9	124.7	(9.8)	250.0	261.1	(11.1)
Off-System	8.3	6.2	2.1	12.6	11.6	1.0
Other	—	—	—	0.2	0.2	—
Total	185.0	188.8	(3.8)	527.4	523.5	3.9
Heating Degree Days	565	606	(41)	3,406	3,309	97
Normal Heating Degree Days	544	551	(7)	3,368	3,405	(37)
% Colder (Warmer) than Normal	4%	10%		1%	(3)%
% Colder (Warmer) than 2021	(7)%			3%
Gas Distribution Customers
Residential				2,962,126	2,950,269	11,857
Commercial				252,591	252,235	356
Industrial				4,883	4,943	(60)
Other				5	3	2
Total				3,219,605	3,207,450	12,155
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2022 compared to the same periods in 2021 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2022 vs 2021	Six Months Ended June 30, 2022 vs 2021
New rates from base rate proceedings and regulatory capital programs	$23.9	$85.0
Increased (decreased) customer usage	3.3	(1.5)
Higher revenue related to off system sales	1.4	4.1
The effects of customer growth	1.3	3.6
Higher revenue due to the effects of resuming common credit mitigation practices	1.2	3.0
The effects of weather in 2022 compared to 2021	0.2	10.7
Other	4.1	6.8
Change in operating revenues (before cost of energy and other tracked items)	$35.4	$111.7
Operating revenues offset in operating expense
Higher cost of energy billed to customers	124.4	334.5
Higher tracker deferrals within operation and maintenance, depreciation, and tax	7.2	21.7
Total change in operating revenues	$167.0	$467.9
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
Throughput
The decrease in total volumes for the three months ended June 30, 2022 compared to the same period in 2021 is primarily attributable to the effects of warmer weather.
The increase in total volumes for the six months ended June 30, 2022 compared to the same period in 2021 is primarily attributable to the effects of colder weather.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2022 vs 2021	Six Months Ended June 30, 2022 vs 2021
Higher employee and administrative related expenses	$(9.2)	$(21.9)
Higher depreciation and amortization expense	(8.2)	(16.0)
Higher materials and supplies expense	(4.0)	(7.4)
Higher outside services expenses	(3.3)	(8.6)
Higher environmental remediation costs	(3.1)	(3.6)
Lower NiSource Next program expenses	7.2	11.8
Lower other than income taxes primarily related to property tax expense	5.5	5.7
The loss on sale and expenses related to the Massachusetts Business in 2021	1.8	14.2
Property insurance settlement related to the Greater Lawrence Incident	—	105.0
Other	(2.7)	(7.6)
Change in operating expenses (before cost of energy and other tracked items)	$(16.0)	$71.6
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(124.4)	(334.5)
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(7.2)	(21.7)
Total change in operating expense	$(147.6)	$(284.6)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three and six months ended June 30, 2022 and 2021 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Favorable (Unfavorable)	2022	2021	Favorable (Unfavorable)
Operating Revenues	$437.3	$403.7	$33.6	$867.6	$806.4	$61.2
Operating Expenses
Cost of energy	130.4	99.3	(31.1)	248.0	197.1	(50.9)
Operation and maintenance	124.2	127.3	3.1	240.8	246.4	5.6
Depreciation and amortization	96.0	83.7	(12.3)	178.9	167.1	(11.8)
Other taxes	14.1	13.8	(0.3)	28.1	28.3	0.2
Total Operating Expenses	364.7	324.1	(40.6)	695.8	638.9	(56.9)
Operating Income	$72.6	$79.6	$(7.0)	$171.8	$167.5	$4.3
Revenues
Residential	$137.1	$131.9	$5.2	$275.6	$261.1	$14.5
Commercial	134.7	129.9	4.8	269.2	252.8	16.4
Industrial	138.9	119.2	19.7	268.9	242.3	26.6
Wholesale	3.9	3.1	0.8	6.5	6.5	—
Other	22.7	19.6	3.1	47.4	43.7	3.7
Total	$437.3	$403.7	$33.6	$867.6	$806.4	$61.2
Sales (GWh)
Residential	845.4	821.0	24.4	1,664.6	1,625.6	39.0
Commercial	915.3	904.2	11.1	1,800.6	1,772.1	28.5
Industrial	1,994.7	2,150.8	(156.1)	4,002.5	4,214.1	(211.6)
Wholesale	27.7	12.4	15.3	32.1	44.5	(12.4)
Other	24.5	20.3	4.2	49.6	47.6	2.0
Total	3,807.6	3,908.7	(101.1)	7,549.4	7,703.9	(154.5)
Cooling Degree Days	342	318	24	342	318	24
Normal Cooling Degree Days	247	239	8	247	239	8
% Warmer than Normal	38%	33%		38%	33%
% Warmer than 2021	8%			8%
Electric Customers
Residential				423,365	420,347	3,018
Commercial				58,156	57,637	519
Industrial				2,133	2,148	(15)
Wholesale				712	719	(7)
Other				3	2	1
Total				484,369	480,853	3,516
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2022 compared to the same periods in 2021 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2022 vs 2021	Six Months Ended June 30, 2022 vs 2021
FAC adjustment(1)	$(8.0)	$(8.0)
Decreased customer usage	(1.9)	(5.1)
PPA revenue from renewable joint venture projects, mostly offset by JV operating expenses	6.2	14.7
The effects of weather in 2022 compared to 2021	2.0	3.5
The effects of customer growth	1.2	2.5
New rates from regulatory capital and DSM programs	1.1	2.2
Other	1.8	2.8
Change in operating revenues (before cost of energy and other tracked items)	$2.4	$12.6
Operating revenues offset in operating expense
Higher cost of energy billed to customers	31.1	50.9
Higher (lower) tracker deferrals within operation and maintenance, depreciation and tax	0.1	(2.3)
Total change in operating revenues	$33.6	$61.2
(1)See Note 6, "Regulatory Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
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
Sales
The decrease in total volumes sold for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily attributable to decreased usage primarily by industrial customers.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2022 compared to the same periods in 2021 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2022 vs 2021	Six Months Ended June 30, 2022 vs 2021
Expenses related to the accelerated retirement of the R.M. Schahfer Generating Station's coal Units 14 and 15 in 2021	$8.6	$8.6
Lower NiSource Next program expenses	2.9	4.3
Lower outside services expenses	0.5	6.4
Higher depreciation and amortization expense driven by the joint venture depreciation adjustment(1)	(10.1)	(6.9)
Renewable joint venture project expenses, offset by JV operating revenues	(6.1)	(13.0)
Effects of environmental recoveries in 2021	(1.3)	(6.5)
Other	(3.9)	(1.2)
Change in operating expenses (before cost of energy and other tracked items)	$(9.4)	$(8.3)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(31.1)	(50.9)
Lower (higher) tracker deferrals within operation and maintenance, depreciation and tax	(0.1)	2.3
Total change in operating expense	$(40.6)	$(56.9)
(1)See Note 6, "Regulatory Matters," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information.
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan, which outlines plans to retire its remaining coal-fired generation by 2026-2028, to be replaced by lower-cost, reliable and cleaner options. We expect to have capital investment requirements of approximately $2.0 billion, primarily between 2022 and 2024, with any remainder expected in 2025, to replace the generation capacity of R.M. Schahfer Generating Station's coal-fired units. We retired R.M. Schahfer Generating Station Units 14 and 15 on October 1, 2021. The remaining two coal units are currently expected to be retired by the end of 2025. See "Expected Project Delays" discussion, below, for anticipated barriers to the success of our electric generation transition.
The current replacement plan primarily includes renewable sources of energy, including wind, solar, and battery storage to be obtained through a combination of NIPSCO ownership and PPAs. NIPSCO has sold, and may in the future sell, renewable energy credits from this generation to third parties to offset customer costs. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. Our current replacement program will be augmented by the Preferred Energy Resource Plan outlined in our 2021 Integrated Resource Plan. See "Executive Summary - Your Energy, Your Future" in this Management's Discussion for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Under our current replacement plan, three wind projects have been placed into service, totaling approximately 804 MW of nameplate capacity. The following table summarizes the remaining executed PPAs and BTAs from our generation transition that have yet to begin commercial operations. All announced projects below have received IURC approval. Amendments are subject to additional IURC approval, as discussed in Note 15, ''Other Commitments and Contingencies - D. Other Matters,'' in the Notes to the Condensed Consolidated Financial Statements (unaudited).

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
In June 2022, the U.S. Department of Homeland Security published its Uyghur Forced Labor Prevention Act Entity List (the "List"). None of the developers or suppliers of our renewable energy projects were named on the List. Additionally, the Biden Administration announced a 24-month tariff relief on solar panels subject to the ongoing U.S. Department of Commerce investigation and authorized the use of the Defense Production Act, to accelerate domestic production of clean energy technologies, including solar panel parts.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. On February 18, 2022, we amended our revolving credit agreement to, among other things, extend its term to February 18, 2027. The commercial paper program and credit facility provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves our desired capital structure. On June 10, 2022, we completed the issuance and sale of $350.0 million of 5.00% senior unsecured notes maturing in 2052, which resulted in approximately $344.6 million of net proceeds after discount and debt issuance costs. We intend to disburse an amount equal to the net proceeds of the notes to finance, in whole or in part, the acquisition of our 302 MW Indiana Crossroads Wind project and 102 MW Rosewater Wind project from the project developer. We utilize an ATM equity program that allows us to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. As of June 30, 2022, the ATM program (including the impact of the forward sale agreement) had approximately $300.0 million of equity available for issuance. We also expect to remarket the Series C Mandatory Convertible Preferred stock prior to December 1, 2023, which could result in additional cash proceeds. See Note 5, ''Equity,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for more information on our ATM program and Equity Units.
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
Operating Activities
Net cash from operating activities for the six months ended June 30, 2022 was $907.2 million, an increase of $204.2 million compared to the six months ended June 30, 2021. This increase was primarily driven by year over year increased cash inflows related to the collection in 2022 of under-recovered gas and fuel costs from the prior year. We also received a refund in 2022 from a gas supplier that will be passed back to customers through the GCA mechanism in each affected jurisdiction.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2022 was $951.1 million, an increase of $88.7 million compared to the six months ended June 30, 2021. Our current year investing activities were comprised of increased capital expenditures related to system growth and reliability and a payment to a renewable generation asset developer related to the Dunn's Bridge I construction milestone payment, which were offset by insurance recoveries in the current year.
As we evaluate adjustments to renewable generation project timing, we remain on track to make capital investments totaling approximately $8 billion during the 2022-2024 period. We expect to have capital investment requirements of approximately $2.0 billion, primarily between 2022 and 2024, with any remainder expected in 2025, to replace the generation capacity of R.M. Schahfer Generating Station's coal-fired units. To partially compensate for delays in renewable generation projects, we are accelerating other gas and electric infrastructure capital investments into 2022 and 2023. These forecasted capital investments and those included in our Annual Report on Form 10-K for the year ended December 31, 2021, are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates. For example, the timing and ultimate cost associated with solar and battery storage capital expenditures may vary due to the U.S. Department of Commerce's investigation into an Antidumping and Countervailing Duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.

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
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments currently in rates or pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio(2)	IRP - 2022	$25.0	$232.9	1/21-12/21	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe, (3) natural gas risers prone to failure and (4) installation of AMR devices.	May 2022
Columbia of Ohio(2)	CEP - 2022	32.2	253.5	1/21-12/21	Assets not included in the IRP.	September 2022
NIPSCO - Gas	TDSIC 4	17.2	77.5	7/21-12/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	July 2022
NIPSCO - Gas(3)	FMCA 1	8.4	14.1	10/21-3/22	Project costs to comply with federal mandates.	October 2022
Columbia of Virginia(4)	SAVE - 2022	4.0	63.0	1/22-12/22	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2022
Columbia of Maryland	STRIDE - 2022	$1.3	$17.5	1/22-12/22	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2022
NIPSCO - Electric(5)	TDSIC - 9	$0.2	$42.7	2/21-5/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	February 2022
NIPSCO - Electric(6)	TDSIC - 1	$10.4	$148.5	6/21-1/22	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2022
(1)Programs do not include any costs already included in base rates.
(2)The January through March 2021 investments included in these filings are also included in the pending Columbia of Ohio rate case. The infrastructure filings will be adjusted to reflect the final rate case outcome.
(3)NIPSCO filed a new CPCN on April 1, 2022 for an additional Pipeline Safety III Compliance Plan, including $235.3M in capital and $34.1M in O&M expense project investments.
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
(6)NIPSCO filed for a new electric TDSIC plan on June 1, 2021. An order approving NIPSCO's new electric TDSIC plan was received on December 28, 2021. NIPSCO filed its first tracker, TDSIC – 1, on March 30, 2022. An order was received and approved on July 27, 2022.
In 2022, NIPSCO filed additional petitions associated with the FMCA program to recover federally mandated compliance investments.
On March 30, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of Michigan City Generating Station's CCR ash ponds. The project includes a total estimated $40.0 million of federally mandated retirement costs. NIPSCO is requesting all associated accounting and ratemaking relief, including establishment of a periodic rate adjustment through the FMCA mechanism. Refer to Note 15, ''Other Commitments and Contingencies - C. Environmental Matters,'' in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of the CCRs.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Financing Activities
Common Stock, Preferred Stock and Equity Units. Refer to Note 5, ''Equity,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock activity.
Long-Term Debt. Refer to Note 13, ''Long-Term Debt,'' in the Notes to Condensed Consolidated Financial Statements (unaudited) for information on long-term debt.
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
Sources of Liquidity
The following table displays our liquidity position as of June 30, 2022 and December 31, 2021:

(in millions)	June 30, 2022	December 31, 2021
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	285.0	251.2
Less:
Commercial Paper	270.0	560.0
Accounts Receivable Programs Utilized	285.0	—
Letters of Credit Outstanding Under Credit Facility	14.7	18.9
Add:
Cash and Cash Equivalents	77.8	84.2
Net Available Liquidity	$1,643.1	$1,606.5
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility, which require us to maintain a debt to capitalization ratio that does not exceed 70%. As of June 30, 2022, the ratio was 57.3%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of June 30, 2022. There were no changes to the below credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2022, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $65.8 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2022, 405,878,297 shares of common stock and 1,302,500 shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Except for our June debt issuance, there were no additional material changes from year-end during the six months ended June 30, 2022. Refer to Note 13, "Long-Term Debt," in the Notes to Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuance.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Currently Approved in Current or Future Rates
Columbia of Pennsylvania(1)	10.95%	None specified	$98.3	$58.5	March 30, 2021	Approved December 16, 2021	December 2021
Columbia of Maryland	10.85%	9.65%	$4.8	$2.4	May 14, 2021	Approved December 3, 2021	December 2021
Columbia of Kentucky(2)	10.30%	9.35%	$26.7	$18.3	May 28, 2021	Approved December 28, 2021	January 2022
Columbia of Virginia(3)	10.95%	None specified	$14.2	$1.3	August 28, 2018	Approved June 12, 2019	February 2019
Columbia of Ohio	11.50%	10.39%	$87.8	$47.1	March 3, 2008	Approved December 3, 2008	December 2008
NIPSCO - Gas	10.70%	9.85%	$138.1	$105.6	September 27, 2017	Approved September 19, 2018	October 2018
NIPSCO - Electric	10.80%	9.75%	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Active Rate Cases
Columbia of Ohio(4)	10.95%	In process	$221.4	In process	June 30, 2021	Pending	Pending
NIPSCO - Gas(5)	10.50%	9.85%	$109.7	$71.8	September 29, 2021	Approved July 27, 2022	September 2022
Columbia of Pennsylvania	11.20%	In process	$82.2	In process	March 18, 2022	Order Expected Q4 2022	December 2022
Columbia of Virginia(6)	10.75%	In process	$40.6	In process	April 29, 2022	Order Expected Q1 2023	October 2022
Columbia Gas of Maryland	10.95%	In process	$5.5	In process	May 13, 2022	Order Expected Q4 2022	December 2022
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
(4)A proposed Incremental Revenue of $212.3M is reflected in the update filed with the PUCO on March 31, 2022. Changes to the timeline for the Columbia Gas of Ohio rate case have been modified in light of the needed additional time for settlement negotiations and the litigation process to come to completion.
(5) New rates will be implemented in 2 steps, with implementation of step 1 rates to be effective in September 2022 and step 2 rates to be effective in March 2023.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Climate Change Issues
Physical Climate Risks. Increased frequency of severe and extreme weather events associated with climate change could materially impact our facilities, energy sales, and results of operations. We are unable to predict these events. However, we perform ongoing assessments of physical risk, including physical climate risk, to our business. More extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation leading to changes in lake and river levels are among the weather events that are most likely to impact our business. Efforts to mitigate these physical risks continue to be implemented on an ongoing basis.
Future legislative and regulatory programs, at both the federal and state levels, could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Revised or additional future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply, financial position, financial results and cash flows. We continue to monitor the implementation of any final and proposed climate change-related legislation and regulations, including the Infrastructure Investment and Jobs Act, passed in November 2021, the draft Inflation Reduction Act of 2022, and the EPA's proposed methane regulations for the oil and natural gas industry, but we cannot predict their final form or impact on our business at this time. We have identified potential opportunities associated with the Infrastructure Investment and Jobs Act and are evaluating how they may align with our strategy going forward. The energy-related provisions include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional LIHEAP funding over the next five years.
Federal Policy. In February 2021, the United States rejoined the Paris Agreement, an international treaty through which parties set nationally determined contributions to reduce GHG emissions, build resilience, and adapt to the impacts of climate change. Subsequently, the Biden Administration released a target for the United States to achieve a 50%-52% GHG reduction from 2005 levels by 2030, which supports the President's goals to create a carbon-free power sector by 2035 and net zero emissions economy no later than 2050. There are many pathways to reach these goals.
On June 30, 2022, the Supreme Court of the United States ruled for the petitioners in West Virginia v. EPA, which examined the authority of the EPA to regulate GHG emissions from the power sector. We will continue to evaluate this matter, but we remain committed to our previously stated carbon reduction goals.
State Policy. The Virginia Clean Economy Act was signed into law in 2020. While the Act does not establish any new mandates on Columbia of Virginia, certain natural gas customers may, over the long-term, reduce their use of natural gas to meet the 100% renewable electricity requirement. Columbia of Virginia will continue to monitor this matter, but we cannot predict its final impact on our business at this time. Separately, the Virginia Energy Innovation Act ("the Act"), enacted into law in April 2022, and effective July 1, 2022, allows natural gas utilities to supply alternative forms of gas that meet certain standards and reduce emissions intensity. The Act also provides that the costs of enhanced leak detection and repair may be added to a utility’s plan to identify proposed eligible infrastructure replacement projects and related cost recovery mechanisms, known as the SAVE Plan. Furthermore, under the Act, utilities can recover eligible biogas supply infrastructure costs on an ongoing basis. The provisions of these laws may provide opportunities for Columbia of Virginia as it participates in the transition to a lower carbon future.
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
NIPSCO, Columbia of Maryland, Columbia of Pennsylvania and Columbia of Virginia each filed petitions to implement the Green Path Rider, which will be a voluntary rider that allows customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program.
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
As discussed above in this Management's Discussion within "Results and Discussion of Segment Operations - Electric Operations," NIPSCO continues to execute on an electric generation transition consistent with the preferred pathways identified in its 2018 and 2021 Integrated Resource Plans. Additionally, as discussed above in this Management's Discussion within "Liquidity and Capital Resources - Regulatory Capital Programs," our natural gas distribution companies are lowering methane emissions by replacing aging infrastructure, which also increases safety and reliability for customers and communities.
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
Refer to Note 7, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of June 30, 2022 and December 31, 2021.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $1.2 million and $2.7 million for the three and six months ended June 30, 2022, and $0.2 million and $1.4 million for the three and six months ended June 30, 2021, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
Refer to Note 7, "Risk Management Activities," in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of June 30, 2022 and December 31, 2021.

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
Other Information
Critical Accounting Estimates
A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes made as of June 30, 2022.
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

NiSource Inc.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 15, "Other Commitments and Contingencies" "-B. Legal Proceedings," in the Notes to Condensed Consolidated Financial Statements (unaudited). This information is supplemented by Note 15, "Other Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements (unaudited) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the risk factor set forth in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 5.000% Notes due 2052 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on June 10, 2022).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	August 3, 2022	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)