Form 10-K
period 2022-12-31
NISOURCE INC.
filed 2023-02-22
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☑     Accelerated Filer ☐     Emerging Growth Company ☐ Non-accelerated Filer ☐    Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240. 10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the registrant's common stock, par value $0.01 per share (the "Common Stock") held by non-affiliates was approximately $11,950,785,429 based upon the June 30, 2022, closing price of $29.49 on the New York Stock Exchange.
There were 412,507,944 shares of Common Stock outstanding as of February 15, 2023.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 23, 2023.

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CAP	Compliance Assurance Process
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019 and its variants, including the Delta and Omicron variants, and any other variant that may emerge
DE&I	Diversity Equity and Inclusion
DPU	Department of Public Utilities
DSM	Demand Side Management
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
HLBV	Hypothetical Liquidation at Book Value
IRA	Inflation Reduction Act
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service

DEFINED TERMS
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LDCs	Local distribution companies
LIBOR	London InterBank Offered Rate
LIFO	Last-in, first-out
LIHEAP	Low Income Heating Energy Assistance Programs
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NOL	Net Operating Loss
NTSB	National Transportation Safety Board
NYMEX	The New York Mercantile Exchange
OPEB	Other Postretirement and Postemployment Benefits
PCB	Polychlorinated biphenyls
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSC	Public Service Commission
PUC	Public Utilities Commission
ROE	Return on Equity
ROU	Right of Use
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
STRIDE	Strategic Infrastructure Development and Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
U.S. Attorney's Office	U.S. Attorney's Office for the District of Massachusetts
VIE	Variable Interest Entity
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things, our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified, diverse workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the actions of activist stockholders; the performance of third-party suppliers and service providers; potential cybersecurity attacks; increased requirements and costs related to cybersecurity; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the physical impacts of climate change and the transition to a lower carbon future; our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals, including our Net Zero Goal (as defined below); our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; any adverse effects related to our equity units; adverse economic and capital market conditions or increases in interest rates; inflation; recessions; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with the agreements entered into with the U.S. Attorney’s Office to settle the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; and other matters set forth in Item 1, "Business," Item 1A, "Risk Factors" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this report, some of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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
Business Strategy
We focus our business strategy on providing safe and reliable service through our core, rate-regulated asset-based utilities, with the goal of adding value to all stakeholders. Our utilities continue to make progress on core safety, infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states in which we operate. Our goal is to develop strategies that benefit all stakeholders as we (i) embark on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer conservation patterns. These strategies focus on improving safety and reliability, enhancing customer service, pursuing regulatory and legislative initiatives to increase accessibility for customers currently not on our gas and electric service, ensuring customer affordability and reducing emissions while generating sustainable returns.
NiSource remains committed to the advancement of our SMS for the safety of our customers, communities and employees. Our SMS is the established operating model within NiSource. In 2022, NiSource achieved conformance certification to the American Petroleum Institute Recommended Practice 1173, which serves as the guiding practice for our SMS. This certification marks an important milestone for our SMS and NiSource’s journey towards operational excellence. Moving forward, our focus shifts to maintaining, sustaining and continuously improving the process, procedures, capabilities and talent to enhance safety and reduce operational risk. Additionally, we continue to pursue regulatory and legislative initiatives that will allow customers not currently on our system to obtain gas and electric service in a cost effective manner.
NiSource has two reportable segments: Gas Distribution Operations and Electric Operations. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are included as Corporate and Other. The activities occurring within this non-segment consist of our centralized financing and treasury activities and are primarily comprised of interest expense on holding company debt and unallocated corporate costs and activities. The following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements for additional information related to each segment.
Gas Distribution Operations
Our natural gas distribution operations serve approximately 3.3 million customers in six states. Through our wholly-owned subsidiary NiSource Gas Distribution Group, Inc., we own five distribution subsidiaries that provide natural gas to approximately 2.4 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. Additionally, we distribute natural gas to approximately 859,000 customers in northern Indiana through our wholly-owned subsidiary NIPSCO. We operate approximately 54,800 miles of distribution main pipeline plus the associated individual customer service lines and 1,000 miles of transmission main pipeline located in our service areas described below. Throughout our service areas we also have gate stations and other operations support facilities.
Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the natural gas supply has led to tremendous change in the energy markets and natural gas competition. Due to open access to natural gas supplies, LDC customers can purchase gas directly from producers and marketers in an open, competitive market. This separation or “unbundling” of the transportation and other services offered by LDCs allows customers to purchase the commodity independent of services provided by LDCs. LDCs continue to purchase gas and recover the associated costs from their customers. Certain of our Gas Distribution Operations’ subsidiaries are involved in programs that provide our residential and commercial customers the opportunity to purchase their natural gas requirements from third parties and use our Gas Distribution Operations’ subsidiaries for transportation services. As of December 31, 2022, 24.5% of our residential customers and 33.3% of our commercial customers participated in such programs.
Gas Distribution Operations competes with (i) investor-owned, municipal, and cooperative electric utilities throughout its service areas, (ii) other regulated and unregulated natural gas intra and interstate pipelines and (iii) other alternate fuels, such as propane and fuel oil. Gas Distribution Operations continues to be a strong competitor in the energy market as a result of strong

ITEM 1. BUSINESS
NISOURCE INC.
customer preference for natural gas. Competition with providers of electricity has traditionally been the strongest in the residential and commercial markets of Kentucky, southern Ohio, central Pennsylvania and western Virginia due to comparatively low electric rates.
Additionally, our gas distribution operations are subject to seasonal fluctuations in sales. Revenues from gas distribution operations are more significant during the heating season, which is primarily from November through March. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Segment Operations - Gas Distribution Operations," for additional information.
Electric Operations
We generate, transmit and distribute electricity through our subsidiary NIPSCO to approximately 486,000 customers in 20 counties in the northern part of Indiana and also engage in wholesale electric and transmission transactions. We own and operate sources of generation as well as source power through PPAs. We continue to transition our generation portfolio to primarily renewable sources. During 2021, we operated Rosewater for the full year, Indiana Crossroads Wind went into service during December 2021, and in December of 2022 we closed on the Indiana Crossroads Solar project, which is expected to go into service in 2023. In October 2021, NIPSCO completed the retirement of two coal-burning units with installed capacity of approximately 903 MW at Schahfer Generating Station, located in Wheatfield, IN. We also purchased energy generated from renewable sources through PPAs in 2022. As of December 31, 2022 we have multiple PPAs that provide 500 MW of capacity, with contracts expiring between 2024 and 2040. See below for information on our owned operating facilities:

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
(2)NIPSCO is the managing partner of these JVs. Refer to Note 4, "Variable Interest Entities," in the Notes to Consolidated Financial Statements for more information.
In November 2021, NIPSCO submitted its 2021 Integrated Resource Plan ("2021 Plan") with the IURC. The 2021 plan builds upon the 2018 Integrated Resource Plan which outlined NIPSCO’s plan to retire its coal generating assets by 2028. The 2021 plan affirmed the 2018 retirement decisions and calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, modest amounts of incremental solar, stand-alone energy storage, new gas peaking resources and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these plans.
NIPSCO’s transmission system, with voltages from 69,000 to 765,000 volts, consists of 3,016 circuit miles. NIPSCO is interconnected with eight neighboring electric utilities.
NIPSCO participates in the MISO transmission service and wholesale energy market. MISO is a nonprofit organization created in compliance with FERC regulations to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing energy markets, transmission constraints and the day-ahead, real-time, Financial Transmission Rights and ancillary markets. NIPSCO has transferred functional control of its electric transmission assets to MISO, and transmission service for NIPSCO occurs under the MISO Open Access Transmission Tariff. NIPSCO generating units are dispatched by MISO which takes into account economics, reliability of the MISO system and unit availability. During the year ended December 31, 2022, NIPSCO generating units were dispatched to meet 41.65% of its load requirements, and NIPSCO purchased 58.35% from the MISO market.

ITEM 1. BUSINESS
NISOURCE INC.
Competition. Our electric utilities generally have exclusive service areas under Indiana regulations, and retail electric customers in Indiana do not have the ability to choose their electric supplier. NIPSCO faces non-utility competition from other energy sources, such as self-generation by large industrial customers and other distributed energy sources.
Our electric operations are subject to seasonal fluctuations in sales. Revenues from electric operations are more significant during the cooling season, which is primarily from June through September. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Segment Operations - Electric Operations," for additional information.
Political Action
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
Regulatory
The regulatory landscape applicable to our operations, including environmental regulations, at both the state and federal levels, continue to evolve. These changes have had and will continue to have an impact on our operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this environment, while keeping service and affordability for customers at the forefront. We believe we are, in all material respects, in compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations, and the impact of regulatory changes cannot be predicted with certainty.
Rate Case Actions. The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts. See "Cost Recovery and Trackers" below for further detail on trackers.

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Currently Approved in Current or Future Rates
Columbia of Pennsylvania(1)	10.95%	None specified	$82.2	$44.5	March 18, 2022	Approved December 8, 2022	December 2022
Columbia of Maryland	10.85%	9.65%	$5.8	$3.5	May 13, 2022	Approved November 17, 2022	December 2022
Columbia of Kentucky(2)	10.30%	9.35%	$26.7	$18.3	May 28, 2021	Approved December 28, 2021	January 2022
Columbia of Virginia(3)	10.95%	None specified	$14.2	$1.3	August 28, 2018	Approved June 12, 2019	February 2019
Columbia of Ohio	10.95%	9.60%	$221.4	$68.2	June 30, 2021	Approved January 26, 2023	March 2023
NIPSCO - Gas(4)	10.50%	9.85%	$109.7	$71.8	September 29, 2021	Approved July 27, 2022	September 2022
NIPSCO - Electric	10.80%	9.75%	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Active Rate Cases
Columbia of Virginia(5)	10.75%	In process	$40.6	In process	April 29, 2022	Order Expected Q1 2023	Interim Rates October 2022
NIPSCO - Electric(6)	10.40%	In process	$291.8	In process	September 19, 2022	Order Expected Q3 2023	September 2023
(1) No approved ROE is identified for this matter since the approved revenue increase is the result of a black box settlement under which parties agree upon the amount of increase.
(2)The approved ROE for natural gas capital riders (e.g.,SMRP) is 9.275%.
(3)Columbia of Virginia's rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.70% ROE for future SAVE filings.
(4)New rates are implemented in 2 steps, with implementation of Step 1 rates in September 2022. The Step 2 rates were filed on February 21, 2023, with rates effective March 2023.
(5) Beginning October 2022, interim rates are being billed subject to refund, pending a final commission order. On December 9, 2022, a Stipulation and Proposed Recommendation was filed with the Virginia State Corporation Commission recommending approval of $25.8 million of incremental revenue.
(6)New rates will be implemented in 2 steps, with implementation of Step 1 rates to be effective in September 2023 and Step 2 rates to be effective in March 2024. On February 16, 2023, NIPSCO filed rebuttal updating the requested revenue requirement to $279.2 million.

ITEM 1. BUSINESS
NISOURCE INC.
FERC. NiSource’s service companies and operating companies are subject to varying degrees of regulation by the FERC. NiSource Corporate Services files a FERC Form 60 annual report with its financial information as a FERC jurisdictional centralized service company. NiSource also files an annual FERC Form 61 which contains a narrative description of the service company's functions during the prior calendar year.

As natural gas LDCs, Columbia of Maryland and Columbia of Ohio have limited jurisdictional certificates to transport gas in the respective service territories into interstate commerce. NIPSCO and Columbia of Pennsylvania currently have applications pending at FERC for limited jurisdictional certificates.
As an electric company, NIPSCO has Market Based Rate authority and is a Transmission Owner subject to FERC jurisdiction. NIPSCO files the following reports annually: FERC Form 1, which is a comprehensive financial and operating report, FERC Form 566, which is a list of its 20 largest purchases of electricity over the past three years; FERC Form 715, which is its Annual Transmission Planning and Evaluation Report and the base case power flow data from the Eastern Interconnection Reliability Assessment Group Multiregional Modeling Working Group, which was used by NIPSCO for transmission planning; and FERC Form 730, which is NIPSCO’s Report of Transmission Investment Activity. As a Transmission Owner subject to the MISO Transmission Owners Agreement and Tariff, NIPSCO has various FERC jurisdictional obligations such as maintaining its Attachment O formula rates and corresponding protocols. NIPSCO also has FERC approvals to make affiliate transactions between itself and various JVs. NIPSCO’s officers, on the electric side, are also subject to FERC’s interlocking directorate rules and reporting requirements.
Regulatory Framework. The Gas Distribution Operations utilities have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include (i) the sale of products and services in the companies’ service territories, and (ii) gas supply cost incentive mechanisms for service to their core markets. The on-system services are offered by us to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations utility's system. The incentive mechanisms give the Gas Distribution Operations utilities an opportunity to share in the savings created from such situations as gas purchase prices paid below an agreed upon benchmark and their ability to reduce pipeline capacity charges with their customers.
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contributes to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our Gas Distribution Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3%. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge. In a prior gas base rate proceeding, NIPSCO implemented a higher fixed customer charge for residential and small customer classes moving toward recovering more of its fixed costs through a fixed recovery charge, but has no weather or usage protection mechanism.
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
A portion of the Gas Distribution Operations revenue is related to the recovery of gas costs, the review and recovery of which occurs through standard regulatory proceedings. All states in our operating area require periodic review of actual gas

ITEM 1. BUSINESS
NISOURCE INC.
procurement activity to determine prudence and confirm the recovery of prudently incurred energy commodity costs supplied to customers.
A portion of the Electric Operations revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, which is updated quarterly to reflect actual costs incurred to supply electricity to customers.
Environmental and Safety Matters
PHMSA Regulations
On December 27, 2020, the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020 was signed into law, reauthorizing funding for federal pipeline safety programs through September 30, 2023. Among other things, the PIPES Act requires that PHMSA revise the pipeline safety regulations to require operators to update, as needed, their existing distribution integrity management plans, emergency response plans, and operation and maintenance plans. The PIPES Act also requires PHMSA to adopt new requirements for managing records and updating, as necessary, existing district regulator stations to eliminate common modes of failure that can lead to overpressurization. PHMSA must also require that operators implement and utilize advanced leak detection and repair technologies that enable the location and categorization of all leaks that are hazardous, or potentially hazardous, to human safety or the environment. Natural gas companies, including NiSource and our subsidiaries, may see increased costs depending on how PHMSA implements the new mandates resulting from the PIPES Act.
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
Transition Climate Risks. Future legislative and regulatory programs, at both the federal and state levels, could significantly limit allowed GHG emissions or impose a cost or tax on GHG emissions. Revised or additional future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply, financial position, financial results and cash flows.
Regarding federal policies, we continue to monitor the implementation of any final and proposed climate change-related legislation and regulations, including the Infrastructure Investment and Jobs Act, signed into law in November 2021; the development of the Enhancement and Standardization of Climate-Related Disclosures, proposed by the SEC in March 2022; the IRA, signed into law in August 2022; and the EPA's proposed methane regulations for the oil and natural gas industry, but we cannot predict their impact on our business at this time. We have identified potential opportunities associated with the Infrastructure Investment and Jobs Act and the IRA and are evaluating how they may align with our strategy going forward. The energy-related provisions of the Infrastructure Investment and Jobs Act include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional LIHEAP funding over the next five years. The IRA contains climate and energy provisions, including funding to decarbonize the electric sector.
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

ITEM 1. BUSINESS
NISOURCE INC.
We also continue to monitor the implementation of any final and proposed state policy. The Virginia Clean Economy Act was signed into law in 2020. While the Act does not establish any new mandates on Columbia of Virginia, certain natural gas customers may, over the long-term, reduce their use of natural gas to meet the 100% renewable electricity requirement. Columbia of Virginia will continue to monitor this matter, but we cannot predict its final impact on our business at this time. Separately, the Virginia Energy Innovation Act, enacted into law in April 2022, and effective July 1, 2022, allows natural gas utilities to supply alternative forms of gas that meet certain standards and reduce emissions intensity. The Act also provides that the costs of enhanced leak detection and repair may be added to a utility’s plan to identify proposed eligible infrastructure replacement projects and related cost recovery mechanisms, known as the SAVE Plan. Furthermore, under the Act, utilities can recover eligible biogas supply infrastructure costs on an ongoing basis. The provisions of these laws may provide opportunities for Columbia of Virginia as it participates in the transition to a lower carbon future.
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
NIPSCO, Columbia of Maryland, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Kentucky each filed petitions to implement the Green Path Rider, which will be a voluntary rider that allows customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program. The program was approved by the IURC at NIPSCO in November 2022 with a January 2023 start date. After reaching settlement with other parties in September 2022, NIPSCO agreed to add a third tier to offset 25% of customer usage. Columbia of Maryland’s filing was denied by the PUC in January 2023. The filings for Columbia of Pennsylvania, Columbia of Virginia and Columbia of Kentucky are still being evaluated. Additionally, NIPSCO has a voluntary Green Power Rider program in place that allows customers to designate a portion or all their monthly electric usage to come from power generated by renewable energy sources.
Net Zero Goal. In response to these transition risks and opportunities, on November 7, 2022, we announced a goal of net zero greenhouse gas emissions by 2040 covering both Scope 1 and Scope 2 emissions ("Net Zero Goal"). Our Net Zero Goal builds on greenhouse gas emission reductions achieved to-date and demonstrates that continued execution of our long-term business plan will drive further greenhouse gas emission reductions. We remain on track to achieve previously announced interim greenhouse gas emission reduction targets by reducing fugitive methane emissions from main and service lines by 50 percent from 2005 levels by 2025 and reducing Scope 1 greenhouse gas emissions from company-wide operations by 90 percent from 2005 levels by 2030. We plan to achieve our Net Zero Goal primarily through continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- or zero-emission energy resources and technologies, such as hydrogen, renewable natural gas, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net Zero Goal. As of the end of 2021, we had reduced Scope 1 GHG emissions by approximately 58% from 2005 levels.
Our greenhouse gas emissions projections, including achieving a Net Zero Goal, are subject to various assumptions that involve risks and uncertainties. Achievement of our Net Zero Goal by 2040 will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economical to deploy. Should such regulatory and legislative policies, stakeholder environments or technologies fail to materialize, our actual results or ability to achieve our Net Zero Goal, including by 2040, may differ materially.
As discussed in Management's Discussion within "Results and Discussion of Segment Operations - Electric Operations," NIPSCO continues to execute on an electric generation transition consistent with the preferred pathways identified in its 2018 and 2021 Integrated Resource Plans. Additionally, as discussed in Management's Discussion within "Liquidity and Capital Resources - Regulatory Capital Programs," our natural gas distribution companies are lowering methane emissions by replacing aging infrastructure, which also increases safety and reliability for customers and communities.
Human Capital
Human Capital Management Governance and Organizational Practices. The Compensation and Human Capital Committee of our Board of Directors (the "Board") is primarily responsible for assisting the Board in overseeing our human capital

ITEM 1. BUSINESS
NISOURCE INC.
management practices. The Compensation and Human Capital Committee charter includes reviewing our human capital management function and programs, including related procedures, programs, policies and practices, and making recommendations to management with respect to equal employment opportunity and DE&I initiatives, employee engagement and corporate culture, and talent management.
In addition to overseeing our human capital management practices, in 2022 our Board was refreshed and is committed to ensuring that the Board is comprised of directors with diverse skills, expertise, experience and demographics, including racial and gender diversity. Women and people of color ("POC") each comprise 33% of our Board.
Human Capital Goals and Objectives. We have aligned our human capital goals to achieve overall company strategic and operational objectives by driving an enhanced talent strategy, elevating support for front-line leaders, fostering a culture of rigor and accountability and strengthening our human resources function. We aspire to be an employer of choice in the utility industry through accelerating and embedding DE&I throughout the enterprise and creating an enviable employee experience.
Workforce Composition. As of December 31, 2022, we had 7,117 full-time and 45 part-time active employees. Thirty-five percent of our employees were subject to collective bargaining agreements with various labor unions which expire between 2026 and 2027.
Diversity, Equity and Inclusion. We are committed to accelerating and embedding DE&I throughout the enterprise to reflect the communities and customers we serve. We have worked to develop diverse sourcing strategies to attract and increase our diverse representation. Our talent acquisition team hired 523 external candidates in 2022 across all business segments. Twenty-eight percent of external hires in 2022 were racially or ethnically diverse and 44% were female.
In addition, we have focused on our implementation and development of programs to drive higher retention and engagement of our employees. Through our efforts, we have been able to increase participation in our Targeted Development for Diverse Talent program in 2022. Participants in this program are either female or POC. POC make up 49% of the participant population for 2022. In addition, we have implemented over 50 DE&I programs with a strong emphasis on professional development and retention efforts within our seven Employee Resource Groups.
We plan to post our 2022 consolidated EEO-1 report data on our website by the end of the first quarter of 2023.
The following graph shows the percentage of total employees represented by gender overall and for our officers as of December 31, 2022:

ITEM 1. BUSINESS
NISOURCE INC.
The following graph shows the percentage of total employees and officers represented by race/ethnicity as of December 31, 2022:
Talent Attraction. To recruit and hire individuals with a variety of skills, talents, backgrounds and experiences, we value and cultivate relationships with the community and diverse outreach partners. We also target job fairs, including those focused on people of color, veterans and women candidates, and partner with local colleges and universities to identify and recruit qualified applicants in the communities we serve.
We are focused on our future of work and creating a more flexible, agile model for roles that can be performed in a more remote setting to attract talent across our footprint. In 2022, we introduced a hybrid-working model, which recognizes differing ways of working: onsite, hybrid and remote. As of December 31, 2022, 58% of our workforce is onsite, 35% are hybrid and 7% are remote. This new working model supports colleague connection, development and mentoring as well as broader team building.
Talent Development and Retention. We offer leadership development programs to enhance the behaviors and skills of our existing and future leaders. In 2022, we had participation from employees at all levels in our extensive technical and non-technical employee leadership development training programs.
We strive to provide promotion and advancement opportunities for employees. In 2022, for all leadership positions at the supervisor and above level posted externally, we filled 69% with internal employees. We develop and implement targeted development action plans to increase succession candidate readiness for leadership roles. Additionally, we monitor the risk and potential impact of talent loss and take action to increase retention of top talent. Retention in 2022 was over 91%. We calculate retention as the total number of separations divided by the average headcount for the annual period. These separations include involuntary separation (2%), resignation (5%), and retirement (2%).
Executive Succession Planning. We perform succession planning quarterly for officer level positions to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Talent is identified, and potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. We maintain formal succession plans for our Chief Executive Officer ("CEO") and key executive officers. The succession plan for our CEO is reviewed by the Environmental, Social, Nominating and Governance Committee of the Board and the succession plans for executive officers (other than the CEO) and other critical roles are reviewed by the Compensation and Human Capital Committee annually or more frequently as needed.

ITEM 1. BUSINESS
NISOURCE INC.
Employee and Workplace Health and Safety. We have several programs to support employees, and their families’ physical, mental, and financial well-being. These programs include a paid wellness day, telemedicine services, an Employee Assistance Program, Integrated Health Management navigation services, employee paid sick/disability leave, parental leave, and paid illness in family days. We also offer competitive medical, dental, vision, life and long-term disability programs, including employee health savings account company contributions.
We have a robust program to support employee, contractor and public safety, which is led by our Chief Safety Officer and is overseen by the Safety, Operations, Regulatory and Policy Committee of our Board. As we will outline in our annual safety report on our corporate website, we continue to invest in risk reduction activities and assets.
Culture and Engagement. Our culture is another important aspect of our ability to advance our strategic and operational objectives. In addition to our DE&I, recruiting, development and retention programs described above, we also invest in internal communications programs, including in-person and virtual learning and networking opportunities, as well as regular town hall communications with employees. We measure and monitor culture and employee engagement through a variety of channels including employee lifecycle, pulse, and census surveys.
To instill and reinforce our values and culture, we require our employees to participate in regular trainings on ethics and compliance topics each year, including raising concerns, treating others with respect, preventing discrimination in the workplace, anti-bribery and corruption, data protection, unconscious biases, harassment, conflicts of interest, and how to use the anonymous ethics and compliance hotline. All employees receive training on our Code of Business Conduct biannually or more frequently if there is a material change in content. Our business ethics program, including the employee training program, is reviewed annually by our executive leadership team and the Audit Committee of our Board.
Our Compensation and Human Capital Committee reviews reports from our Chief Human Resources Officer and Chief Diversity, Equity and Inclusion Officer on employee engagement and corporate culture. Our Board reviews results and action plans related to our enterprise-wide comprehensive employee engagement survey. Our executive leadership team, including our Chief Executive Officer, communicates directly and regularly with all employees on timely ethics topics through electronic messages, coffee chats, and all-employee town hall meetings. These communications emphasize the importance of our values and culture in the workplace.
Other Relevant Business Information
Our customer base is broadly diversified, with no single customer accounting for a significant portion of revenues.
For a listing of material subsidiaries of NiSource, refer to Exhibit 21.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
NISOURCE INC.
The following is a list of our Executive Officers, including their names, ages, offices held and other recent business experience.

Name	Age	Office(s) Held in Past 5 Years
Lloyd M. Yates	62	President and Chief Executive Officer
		Executive Vice President, Customer and Delivery Operations, and President, Carolinas Region, of Duke Energy Corporation from 2014 to 2019.
Donald E. Brown	51	Executive Vice President and Chief Financial Officer
		Executive Vice President of NiSource since May 2015.
		Chief Financial Officer of NiSource since July 2015.
		President, NiSource Corporate Services since June 2020.
Melody Birmingham	51	Executive Vice President, Chief Innovation Officer
		Senior Vice President and Chief Administrator Officer of Duke Energy Corporation from May 2021 to June 2022.
		Senior Vice President, Supply Chain and Chief Procurement Officer of Duke Energy Corporation from November 2018 to April 2021.
		President of Duke Energy Corporation from June 2015 to November 2018
William Jefferson, Jr	61	Executive Vice President, Operations and Chief Safety Officer
		Station Director and Vice President at STPNOC, Wadsworth, Texas, from 2016 to May 2022.
Shawn Anderson	41	Senior Vice President,Strategy and Chief Risk Officer
		Vice President, Strategy of NiSource from January 2019 to May 2020.
		Vice President of NiSource from May 2018 to December 2018.
		Treasurer and Chief Risk Officer of NiSource from June 2016 to December 2018.
Kimberly S. Cuccia	39	Senior Vice President, General Counsel and Corporate Secretary
		Vice President General Counsel, Interim Corporate Secretary of NiSource from January 2022 to March 2022.
		Vice President and Deputy General Counsel, Regulatory, of NiSource Corporate Services Company, from January 2021 to December 2021.
		Vice President and General Counsel, Columbia Gas of Massachusetts, NiSource Corporate Services Company, from October 2019 to December 2020.
		Vice President and General Counsel, Massachusetts Restoration, NiSource Corporate Services Company, from October 2018 to October 2019.
		Chief Counsel, Columbia Gas Companies from June 2015 to September 2018.
Melanie B. Berman	52	Senior Vice President and Chief Human Resources Officer
		Executive Vice President and Chief Human Resources Officer of The Michaels Companies, Inc. from 2020 to 2021.
		Vice President, Human Resources of Anthem, Inc. from January 2018 to 2019.

ITEM 1A. RISK FACTORS
NISOURCE INC.
Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock.
OPERATIONAL RISKS
We may not be able to complete the sale of a minority interest in NIPSCO on the expected timeline or at all.
On November 7, 2022, we announced our intention to sell a minority interest in NIPSCO (the “NIPSCO Minority Interest Sale”). We intend to evaluate various alternatives to determine the optimal transaction structure to maximize stakeholder value as a result of the NIPSCO Minority Interest Sale. A successful sale will be dependent on factors such as regulatory approval(s) and negotiations with one or more counterparties. There can be no assurances that we will be able to successfully complete the NIPSCO Minority Interest Sale on the anticipated timeline or at all. Furthermore, there can be no assurances that the NIPSCO Minority Interest Sale will lead to the anticipated benefits to stockholders.

We may not be able to execute our business plan or growth strategy, including the NIPSCO Minority Interest Sale and utility infrastructure investments.
Business or regulatory conditions may result in our inability to execute our business plan or growth strategy, including the NIPSCO Minority Interest Sale and identified, planned and other utility infrastructure investments, which includes investments related to natural gas pipeline modernization and our renewable energy projects, and the build-transfer execution goals within our business plan.

Our Enterprise Transformation Roadmap initiatives are designed to identify long-term sustainable capability enhancements, cost optimization improvements, technology investments and work process optimization, has increased the volume and pace of change and may not be effective as it continues. Our customer and regulatory initiatives may not achieve planned results. Utility infrastructure investments may not materialize, may cease to be achievable or economically viable and may not be successfully completed. Natural gas may cease to be viewed as an economically and environmentally attractive fuel. Certain environmental activist groups, investors and governmental entities continue to oppose natural gas delivery and infrastructure investments because of perceived environmental impacts associated with the natural gas supply chain and end use. Energy conservation, energy efficiency, distributed generation, energy storage, policies favoring electric heat over gas heat and other factors may reduce demand for natural gas and electricity. In addition, we consider acquisitions or dispositions of assets or businesses, JVs, including in connection with the NIPSCO Minority Interest Sale, and mergers from time to time as we execute on our business plan and growth strategy. Any of these circumstances could adversely affect our results of operations and growth prospects. Even if our business plan and growth strategy are executed, there is still risk of, among other things, human error in maintenance, installation or operations, shortages or delays in obtaining equipment, including as a result of transportation delays and availability, labor availability and performance below expected levels (in addition to the other risks discussed in this section). We are currently experiencing, and expect to continue to experience, supply chain challenges, including labor availability issues, impacting our ability to obtain materials for our gas and electric projects. Risks to our capital projects, including risks related to supply chain challenges and labor availability, are described in a separate risk factor below.

Our gas distribution and transmission activities, as well as generation, transmission and distribution of electricity, involve a variety of inherent hazards and operating risks, including potential public safety risks.
Our gas distribution and transmission activities, as well as generation, transmission and distribution of electricity, involve a variety of inherent hazards and operating risks, including, but not limited to, gas leaks and over-pressurization, downed power lines, stray electrical voltage, excavation or vehicular damage to our infrastructure, outages, environmental spills, mechanical problems and other incidents, which could cause substantial financial losses, as demonstrated in part by the Greater Lawrence Incident. We also have distribution propane assets that involve similar risks. In addition, these hazards and risks have resulted and may result in the future in serious injury or loss of life to employees and/or the general public, significant damage to property, environmental pollution, impairment of our operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial losses for NiSource and its stockholders. The location of pipeline facilities, including regulator stations, liquefied natural gas and underground storage, or generation, transmission, substation and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from such incidents. As with the Greater Lawrence Incident, certain incidents have subjected and may in the future subject us to both civil and criminal litigation or administrative or other legal proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, be resolved on unfavorable terms, and require us to incur significant operational expenses. The occurrence of incidents has in certain instances adversely affected and could in the

ITEM 1A. RISK FACTORS
NISOURCE INC.
future adversely affect our reputation, cash flows, financial position and/or results of operations. We maintain insurance against some, but not all, of these risks and losses.

We may conduct certain operations, including in connection with the NIPSCO Minority Interest Sale, through a JV arrangement involving third-party investors that may result in delays, litigation or operational impasses.
We may enter into JV arrangements involving third-party investors, including in connection with the NIPSCO Minority Interest Sale. As part of a JV arrangement, third-party investors may hold certain protective rights that may impact our ability to make certain decisions. Any such third-party investors may have interests and objectives which may differ from ours and, accordingly, disputes may arise that may result in delays, litigation or operational impasses.

Failure to adapt to advances in technology and manage the related costs could make us less competitive and negatively impact our results of operations and financial condition.
A key element of our electric business model includes generating power at central station power plants to achieve economies of scale and produce power at a competitive cost. We continue to transition our generation portfolio in order to implement new and diverse technologies including renewable energy, distributed generation, energy storage, and energy efficiency designed to reduce regulated emissions. Advances in technology and potential competition supported by changes in laws or regulations could reduce the cost of electric generation and provide retail alternatives causing power sales to decline and the value of our generating facilities to decline.

Our natural gas business model depends on widespread utilization of natural gas for space heating as a core driver of revenues. Alternative energy sources, new technologies or alternatives to natural gas space heating, including cold climate heat pumps and/or efficiency of other products, could reduce demand and increase customer attrition, which could impact our ability to recover on our investments in our gas distribution assets.

Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes, to offer services that meet customer demands and evolving industry standards, including environmental impacts associated with our products and services, and to recover all, or a significant portion of, remaining investments in retired assets. A failure by us to effectively adapt to changes in technology and manage the related costs could harm the ability of our products and services to remain competitive in the marketplace and could have a material adverse impact on our results of operations and financial condition.

Aging infrastructure may lead to disruptions in operations and increased capital expenditures and maintenance costs, all of which could negatively impact our financial results.
We have risks associated with aging electric and gas infrastructure. These risks can be driven by threats such as, but not limited to, electrical faults, mechanical failure, internal corrosion, external corrosion, ground movement and stress corrosion and/or cracking. The age of these assets may result in a need for replacement, a higher level of maintenance costs or unscheduled outages, despite efforts by us to properly maintain or upgrade these assets through inspection, scheduled maintenance and capital investment. In addition, the nature of the information available on aging infrastructure assets, which in some cases is incomplete, may make the operation of the infrastructure, inspections, maintenance, upgrading and replacement of the assets particularly challenging. Missing or incorrect infrastructure data may lead to (1) difficulty properly locating facilities, which can result in excavator damage and operational or emergency response issues, and (2) configuration and control risks associated with the modification of system operating pressures in connection with turning off or turning on service to customers, which can result in unintended outages or operating pressures. Also, additional maintenance and inspections are required in some instances to improve infrastructure information and records and address emerging regulatory or risk management requirements, resulting in increased costs.

Supply chain issues related to shortages of materials and transportation logistics may lead to delays in the maintenance and replacement of aging infrastructure, which could increase the probability and/or impact of a public safety incident. We lack diversity in suppliers of some gas materials. While we have implemented contractual protections with suppliers and stockpile some materials in inventory for such supply risks, we may not be effective in ensuring that we can obtain adequate emergency supply on a timely basis in each state, that no compromises are being made on quality and that we have alternate suppliers available. The failure to operate our assets as desired could result in interruption of electric service, major component failure at generating facilities and electric substations, gas leaks and other incidents, and an inability to meet firm service and compliance

ITEM 1A. RISK FACTORS
NISOURCE INC.
obligations, which could adversely impact revenues, and could also result in increased capital expenditures and maintenance costs, which, if not fully recovered from customers, could negatively impact our financial results.

We may be unable to obtain insurance on acceptable terms or at all, and the insurance coverage we do obtain may not provide protection against all significant losses.
Our ability to obtain insurance, as well as the cost and coverage of such insurance, are affected by developments affecting our business; international, national, state, or local events; and the financial condition and underwriting considerations of insurers. For example, some insurers are moving away from underwriting certain carbon-intensive energy-related businesses such as those in the coal industry or those exposed to specific perils such as wildfires as well as gas explosion events or other infrastructure-related or natural catastrophe risks. The utility insurance market continues to be impacted by a prevalence of severe losses, and despite significant annual increases in rates over the past few years, markets are experiencing unacceptable loss ratios. Certain perils, such as cyber, are now being excluded from some master policies for property and casualty insurance, requiring procurement of additional policies to be obtained to maintain consistent coverage at an additional cost. Capacity limits insurers are willing to issue have decreased, requiring participation from more insurers to provide adequate coverage. Insurance coverage may not continue to be available at limits, rates or terms acceptable to us. In addition, our insurance is not sufficient or effective under all circumstances and against all hazards or liabilities to which we are subject. Certain types of damages, expenses or claimed costs, such as fines and penalties, have been and in the future may be excluded under the policies. In addition, insurers providing insurance to us may raise defenses to coverage under the terms and conditions of the respective insurance policies that could result in a denial of coverage or limit the amount of insurance proceeds available to us. Any losses for which we are not fully insured or that are not covered by insurance at all could materially adversely affect our results of operations, cash flows and financial position.

Aspects of the implementation of our electric generation strategy, including the retirement of our coal generation units, may be delayed and may not achieve intended results.
As discussed in “Results and Discussion of Segment Operations - Electric Operations,” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, our 2018 Integrated Resource Plan (“2018 Plan”) outlines the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. Our 2021 Integrated Resource Plan (“2021 Plan”) validated the activities underway pursuant to our 2018 Plan and calls for the retirement of the Michigan City Generating Station, replacement of existing vintage gas peaking units at the R.M. Schahfer Generating Station and upgrades to the transmission system to enhance our electric generation transition. Recent developments, including macro supply chain issues and U.S. federal policy actions, have created significant uncertainty around the availability of key input material necessary to develop and place our renewable energy projects in service. In the U.S., solar industry supply chain issues include the pending U.S. Department of Commerce investigation on Antidumping and Countervailing Duties Anti Circumvention Petition filed by a domestic solar manufacturer (the “DOC Investigation”), the Uyghur Forced Labor Protection Act, Section 201 Tariffs and persistent general global supply chain and labor availability issues. The most prominent effect of these issues is the significant curtailment of imported solar panels and other key components required to complete utility scale solar projects in the U.S. Any available solar panels may not meet the cost and efficiency standards of our currently approved projects and the incremental cost may not be recoverable through customer rates. As a result of the challenges in obtaining solar panels, many solar projects in the U.S. have been delayed or canceled. As we are in the midst of a transition to an electric generation portfolio with more renewable resources, including solar, our projects are subject to the effects of these issues.

Our expectation has been that solar energy sources would be one of the primary ways in which we will meet our electric generation capacity and reliability obligations to the MISO market and reliably serve our customers when we retire our coal generation capacity. The high level of uncertainty surrounding the completion of our solar renewable energy projects creates significant risks for us to reliably meet our capacity and energy obligations to MISO and to provide reliable and affordable energy to our customers. Any additional delays to the completion dates of our ten planned and approved solar projects are expected to impact our capacity position and our ability to meet our resource adequacy obligations to MISO. Delays to the completion dates of our projects could also include delays in the financial return of certain investments and impact the overall timing of our electric generation transition.

As noted above, we expect our electric generation strategy to require additional investment to meet our MISO obligations and may require significant future capital expenditures, operating costs and charges to earnings that may negatively impact our financial position, financial results and cash flows. An inability to secure and deliver on renewable projects is negatively

ITEM 1A. RISK FACTORS
NISOURCE INC.
impacting our generation transition timeline and may negatively impact our achievement of decarbonization goals and reputation.

Our capital projects and programs subject us to construction risks and natural gas costs and supply risks, and are subject to regulatory oversight, including requirements for permits, approvals and certificates from various governmental agencies.
Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, natural gas storage and other projects, including projects for environmental compliance. As we undertake these projects and programs, we may be unable to complete them on schedule or at the anticipated costs due in part to shortages in materials as described more fully below. Additionally, we may construct or purchase some of these projects and programs to capture anticipated future growth, which may not materialize, and may cause the construction to occur over an extended period of time.

Our existing and planned capital projects require numerous permits, approvals and certificates from federal, state, and local governmental agencies. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, we may be forced to incur additional costs or we may be unable to recover any or all amounts invested in a project. We also may not receive the anticipated increases in revenue and cash flows resulting from such projects and programs until after their completion. Other construction risks include changes in the availability and costs of materials, equipment, commodities or labor (including changes to tariffs on materials), delays caused by construction incidents or injuries, work stoppages, shortages in qualified labor, poor initial cost estimates, unforeseen engineering issues, the ability to obtain necessary rights-of-way, easements and transmissions connections and general contractors and subcontractors not performing as required under their contracts.

We are monitoring risks related to increasing order and delivery lead times for construction and other materials, increasing risk associated with the unavailability of materials due to global shortages in raw materials and issues with transportation logistics, and risk of decreased construction labor productivity in the event of disruptions in the availability of materials critical to our gas and electric operations. Our efforts to enhance our resiliency to supply chain shortages may not be effective. We are also seeing increasing prices associated with certain materials, equipment and products, which impacts our ability to complete major capital projects at the cost that was planned and approved. To the extent that delays occur or costs increase, customer affordability as well as our business operations, results of operations, cash flows and financial condition could be materially adversely affected. In addition, to the extent that delays occur on projects that target system integrity, the risk of an operational incident could increase. For more information on global availability of materials for our renewable projects, see “ - Results and Discussion of Segment Operations - Electric Operations - Electric Supply and Generation Transition.” To the extent that delays occur, costs become unrecoverable or recovery is delayed, or we otherwise become unable to effectively manage and complete our capital projects, our results of operations, cash flows, and financial condition may be adversely affected.

A significant portion of the gas and electricity we sell is used by residential and commercial customers for heating and air conditioning. Accordingly, fluctuations in weather, gas and electricity commodity costs, inflation and economic conditions impact demand of our customers and our operating results.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on “normal” weather, which represents a long-term historical average. Significant variations from normal weather resulting from climate change or other factors could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, is sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased costs, thus affecting our financial results. Commodity prices have been and may continue to be volatile. Rising gas costs could heighten regulator and stakeholder sensitivity relative to the impact of base rate increases on customer affordability. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and factors such as recession, inflation, unemployment, consumption and consumer confidence. Therefore, prevailing economic conditions affecting the demand of our customers may in turn affect our financial results.

Fluctuations in the price of energy commodities or their related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands may have a negative impact on our financial results.

ITEM 1A. RISK FACTORS
NISOURCE INC.
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

In addition, we depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to deliver the electricity and natural gas we sell to wholesale markets, supply natural gas to our gas storage and electric generation facilities, and provide retail energy services to our customers. If transportation is disrupted, if capacity is inadequate or if supply is interrupted due to issues at the wellhead, we may be unable to sell and deliver our gas and electric services to some or all of our customers. As a result, we may be required to procure additional or alternative electricity and/or natural gas supplies at then-current market rates, which, if recovery of related costs is disallowed, could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

Failure to attract and retain an appropriately qualified workforce, and maintain good labor relations, could harm our results of operations.
We operate in an industry that requires many of our employees and contractors to possess unique technical skill sets. An aging workforce without appropriate replacements, the mismatch of skill sets to future needs, the unavailability of talent for internal positions and the unavailability of contract resources may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. For example, certain skills, such as those related to construction, maintenance and repair of transmission and distribution systems, are in high demand and have a limited supply. Current and prospective employees may determine that they do not wish to work for us due to market, economic, employment and other conditions, including those related to organizational changes as described in the risk factor below.

We face increased competition for talent in the current environment of sustained labor shortage and increased turnover rates. Incidents of any pandemic in our workforce could increase the risk of worker illness and availability. These or other employee workforce factors could negatively impact our business, financial condition or results of operations.

A significant portion of our workforce is subject to collective bargaining agreements. Our collective bargaining agreements are generally negotiated on an operating company basis with some companies having multiple bargaining agreements, which may span different geographies. Any failure to reach an agreement on new labor contracts or to renegotiate these labor contracts might result in strikes, boycotts or other labor disruptions. Our workforce continuity plans may not be effective in avoiding work stoppages that may result from labor negotiations or mass resignations. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our businesses, results of operations and/or cash flows.

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
In order to execute on our sustainable growth strategy and enhance our culture of ongoing continuous improvement, we must effectively manage the complexity and frequency of new initiatives and organizational changes. The organizational changes from our transformation initiatives have put short-term pressure on employees due to the volume and pace of change and, in some cases, loss of personnel. Front-line workers are being impacted by the variety of process and technology changes that are currently in progress.

ITEM 1A. RISK FACTORS
NISOURCE INC.

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
We may be subject to actions or proposals from activist stockholders or others that may not be aligned with our long-term strategy or the interests of our other stockholders. We have had communications with an activist stockholder. Our response to suggested actions, proposals, director nominations and contests for the election of directors by activist stockholders could disrupt our business and operations, divert the attention of our board of directors, management and employees and be costly and time‐consuming. Potential actions by activist stockholders or others may interfere with our ability to execute our strategic plans; create perceived uncertainties as to the future direction of our business or strategy; cause uncertainty with our regulators; make it more difficult to attract and retain qualified personnel; and adversely affect our relationships with our existing and potential business partners. Any of the foregoing could adversely affect our business, financial condition and results of operations. Also, we may be required to incur significant fees and other expenses related to responding to stockholder activism, including for third-party advisors. Moreover, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations.
Utilities rely on extensive networks of business partners and suppliers to support critical enterprise capabilities across their organizations. Like other companies in the utilities industry, we are seeing slowing deliveries from suppliers and in some cases materials and labor shortages for capital projects. We outsource certain services to third parties in areas including construction services, information technology, materials, fleet, environmental, operational services, corporate and other areas. In addition to delays and unavailability at times, outsourcing of services to third parties could expose us to inferior service quality or substandard deliverables, which may result in non-compliance (including with applicable legal requirements and industry standards), interruption of service or accidents or reputational harm, which could negatively impact our results of operations. We do not have full visibility into our supply chain, which may impact our ability to serve customers in a safe, reliable and cost-effective manner. These risks include the risk of operational failure, reputation damage, disruption due to new supply chain disruptions, exposure to significant commercial losses and fines and poorly positioned and distressed suppliers. If we continue to see delayed deliveries and shortages or if any other difficulties in the operations of these third-party suppliers and service providers, including their systems, were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

A cyber-attack on any of our or certain third-party technology systems upon which we rely may adversely affect our ability to operate and could lead to a loss or misuse of confidential and proprietary information or potential liability.
We are reliant on technology to run our business, which is dependent upon financial and operational technology systems to process critical information necessary to conduct various elements of our business, including the generation, transmission and distribution of electricity; operation of our gas pipeline facilities; and the recording and reporting of commercial and financial transactions to regulators, investors and other stakeholders. In addition to general information and cyber risks that all large corporations face (e.g., ransomware, malware, unauthorized access attempts, phishing attacks, malicious intent by insiders, third-party software vulnerabilities and inadvertent disclosure of sensitive information), the utility industry faces evolving and increasingly complex cybersecurity risks associated with protecting sensitive and confidential customer and employee information, electric grid infrastructure, and natural gas infrastructure. Deployment of new business technologies, along with maintaining legacy technology, represents a large-scale opportunity for attacks on our information systems and confidential customer and employee information, as well as on the integrity of the energy grid and the natural gas infrastructure. Additionally, the conflict between Russia and Ukraine, as well as increased surveillance activity from China, has increased the likelihood of a cyber-attack on critical infrastructure systems.

Increasing large-scale corporate attacks in conjunction with more sophisticated threats continue to challenge power and utility companies. Any failure of our technology systems, or those of our customers, suppliers or others with whom we do business,

ITEM 1A. RISK FACTORS
NISOURCE INC.
could materially disrupt our ability to operate our business and could result in a financial loss and possibly do harm to our reputation.

Additionally, our information systems experience ongoing, often sophisticated, cyber-attacks by a variety of sources, including foreign sources, with the apparent aim to breach our cyber-defenses. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such attacks, our cybersecurity program does not prevent all breaches or cyberattack incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have experienced, and expect to continue to experience, cyber intrusions and attacks to our information systems and our operational technology. To our knowledge, none of these intrusions or attacks have resulted in a material cybersecurity intrusion or data breach. The risk of a disruption or breach of our operational technology, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted attacks have advanced in sophistication and number around the world. Technological complexities combined with advanced cyber-attack techniques, lack of cyber hygiene and human error can result in a cybersecurity incident, such as a ransomware attack. Supplier non-compliance with cyber controls can also result in a cybersecurity incident. Attacks can occur at any point in the supply chain or with any suppliers. In addition, unmanned aircraft systems (UAS) or drones are used for various commercial and recreational purposes across the country. The Cybersecurity & Infrastructure Security Agency (CISA) released alerts pertaining to UASs being used for malicious activities and the cybersecurity risk is continuing to increase.

In addition, we collect and retain personally identifiable information of our customers, stockholders and employees. Customers, stockholders and employees expect that we will adequately protect their personal information. The regulatory environment surrounding information security and privacy is increasingly demanding.

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
As cyber-attacks are becoming more sophisticated, U.S. government warnings have indicated that critical infrastructure assets, including pipelines and electric infrastructure, may be specifically targeted by certain groups. In 2021, the Transportation Security Administration (“TSA”) announced two new security directives in response to a ransomware attack on the Colonial Pipeline that occurred earlier in the year. These directives require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. Such directives or other requirements may require expenditure of significant additional resources to respond to cyberattacks, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Additionally, on November 30, 2022, the TSA issued an advance notice of proposed rulemaking (ANPRM) seeking public comment on more comprehensive, formal cybersecurity regulations for the pipeline industry. Any failure to comply with such government regulations or failure in our cybersecurity protective measures may result in enforcement actions that may have a material adverse effect on our business, results of operations and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.

The impacts of natural disasters, acts of terrorism, acts of war, civil unrest, cyber-attacks, accidents, public health emergencies or other catastrophic events may disrupt operations and reduce the ability to service customers.

ITEM 1A. RISK FACTORS
NISOURCE INC.
A disruption or failure of natural gas distribution systems, or within electric generation, transmission or distribution systems, in the event of a major hurricane, tornado, or other major weather event, or terrorist attack, acts of war, including the political and economic disruption and uncertainty related to Russia’s military invasion of Ukraine, civil unrest, cyber-attack (as further detailed above), accident, public health emergency, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. We have experienced disruptions in the past from hurricanes and tornadoes and other events of this nature. Also, companies in our industry face a heightened risk of exposure to and have experienced acts of terrorism and vandalism. Our electric and gas physical infrastructure may be targets of physical security threats or terrorist activities that could disrupt our operations. We have increased security given the current environment and may be required by regulators or by the future threat environment to make investments in security that we cannot currently predict. In addition, the supply chain constraints that we are experiencing could impact timely restoration of services. The occurrence of such events could adversely affect our financial position and results of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.

We are exposed to significant reputational risks, which make us vulnerable to a loss of cost recovery, increased litigation and negative public perception.
As a utility company, we are subject to adverse publicity focused on the reliability of our services, the speed with which we are able to respond effectively to electric outages, natural gas leaks or events and related accidents and similar interruptions caused by storm damage, physical or cyber security incidents, or other unanticipated events, as well as our own or third parties’ actions or failure to act. We are subject to prevailing labor markets and potential high attrition, which may impact the speed of our customer service response. We are also facing supply chain challenges, the impacts of which may adversely impact our reputation in several areas as described elsewhere in these risk factors. We are also subject to adverse publicity related to actual or perceived environmental impacts. If customers, legislators or regulators have or develop a negative opinion of us, this could result in less favorable legislative and regulatory outcomes or increased regulatory oversight, increased litigation and negative public perception. The adverse publicity and investigations we experienced as a result of the Greater Lawrence Incident may have an ongoing negative impact on the public’s perception of us. It is difficult to predict the ultimate impact of this adverse publicity. The foregoing may have continuing adverse effects on our business, results of operations, cash flow and financial condition.

The physical impacts of climate change and the transition to a lower carbon future are impacting our business and could materially adversely affect our results of operations.
Climate change is exacerbating risks to our physical infrastructure by increasing the frequency of extreme weather, including heat stresses to power lines, cold temperature stress to our electric and gas systems, and storms and floods that damage infrastructure. In addition, climate change is likely to cause lake and river level changes that affect the manner in which services are currently provided and droughts or other limits on water used to supply services, and other extreme weather conditions. We have adapted and will continue to evolve our infrastructure and operations to meet current and future needs of our stakeholders. With higher frequency of these and other possible extreme weather events it may become more costly for us to safely and reliably deliver certain products and services to our customers. Some of these costs may not be recovered. To the extent that we are unable to recover those costs, or if higher rates arising from recovery of such costs result in reduced demand for services, our future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events increases, insurers may reprice or remove themselves from insuring risks for which the company has historically maintained insurance, resulting in increased cost or risk to us.

Our strategy may be impacted by policy and legal, technology, market and reputational risks and opportunities that are associated with the transition to a lower-carbon economy, as disclosed in other risk factors in this section. As a result of increased awareness regarding climate change, coupled with adverse economic conditions, availability of alternative energy sources, including private solar, microturbines, fuel cells, energy-efficient buildings and energy storage devices, and new regulations restricting emissions, including potential regulations of methane emissions, some consumers and companies may use less energy, meet their own energy needs through alternative energy sources or avoid expansions of their facilities, including natural gas facilities, which may result in less demand for our services. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services, which may result in, among other things, our generating facilities becoming less competitive and economical. Further, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels could result in a significant impact on our electric generation and natural gas businesses in the future.

ITEM 1A. RISK FACTORS
NISOURCE INC.
Some of our baseload generation is dependent on natural gas and coal, and we pass through the costs for these energy sources to our customers. In addition, in our gas distribution business, we procure natural gas on behalf of certain customers, and we pass through the actual cost of the gas consumed. Diminished investor interest in funding fossil fuel development could reduce the amount of exploration and production of natural gas or coal, or investment in gas transmission pipelines. Reduced production and transportation of natural gas could, in the long-term, lead to supply shortages leading to baseload generation outages. Given that we pass through commodity costs to customers, this could also create the potential for regulatory questions resulting from increased customer costs. We are unable to forecast the future of commodity markets, but reduced fossil fuel investment, due to evolving investor sentiment, could lead to higher commodity prices and shortages impacting our generation and our reputation with regulators. Conversely, demand for our services may increase as a result of customer changes in response to climate change. For example, as the utilization of electric vehicles increases, demand for electricity may increase, resulting in increased usage of our systems and services.
Any negative views with respect to our environmental practices or our ability to meet the challenges posed by climate change from regulators, customers, investors or legislators could harm our reputation and adversely affect the perceived value of our products and services. Changes in policy to combat climate change, and technology advancement, each of which can also accelerate the implications of a transition to a lower carbon economy, may materially adversely impact our business, financial position, results of operations, and cash flows. For example, in February 2023, the Maryland Office of People's Counsel filed a petition with the Maryland Public Service Commission seeking an investigation regarding planning, practices, and future operations of natural gas suppliers in the state.

We are subject to operational and financial risks and liabilities associated with the implementation and efforts to achieve our carbon emission reduction goals.
On November 7, 2022, we announced our goal of reaching net zero Scope 1 and 2 greenhouse gas emissions by 2040 (the “Net Zero Goal”). Achieving the Net Zero Goal will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economical to deploy, the impacts and costs of which are not fully understood at this time. NIPSCO’s electric generation transition is a key element of the Net Zero Goal. Our analysis and plan for execution, which is outlined in the NIPSCO 2021 Integrated Resource Plan, requires us to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of our underlying assumptions prove incorrect, our actual results and ability to achieve our emissions goal could differ materially from our expectations. Certain of the assumptions that could impact our ability to meet our emissions goal include, but are not limited to: the accuracy of current emission measurements, service territory size and capacity needs remaining in line with expectations; regulatory approval; impacts of future environmental regulations or legislation; impact of future GHG pricing regulations or legislation, including a future carbon tax or methane fee; price, availability and regulation of carbon offsets; price of fuel, such as natural gas; cost of energy generation technologies, such as wind and solar, natural gas and storage solutions; adoption of alternative energy by the public, including adoption of electric vehicles; rate of technology innovation with regards to alternative energy resources; our ability to implement our modernization plans for our pipelines and facilities; the ability to complete and implement generation alternatives to NIPSCO’s coal generation and retirement dates of NIPSCO’s coal facilities by 2028; the ability to construct and/or permit new natural gas pipelines; the ability to procure resources needed to build at a reasonable cost, the lack of scarcity of resources and labor, project cancellations, construction delays or overruns and the ability to appropriately estimate costs of new generation; impact of any supply chain disruptions; and advancement of energy efficiencies. Any negative opinions with respect to these goals or our environmental practices, including any inability to achieve, or a scaling back of these goals, formed by regulators, customers, investors or legislators could harm our reputation and have an adverse effect on our financial condition.
FINANCIAL, ECONOMIC AND MARKET RISKS
We have substantial indebtedness which could adversely affect our financial condition.
Our business is capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. We had total consolidated indebtedness of $11,315.5 million outstanding as of December 31, 2022. Our substantial indebtedness could have important consequences. For example, it could:
•limit our ability to borrow additional funds or increase the cost of borrowing additional funds;
•reduce the availability of cash flow from operations to fund working capital, capital expenditures and other general corporate purposes;

ITEM 1A. RISK FACTORS
NISOURCE INC.
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
The availability and cost of credit for our businesses may be greatly affected by credit ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure, earnings profile, and overall shifts in the economy or business environment. We are committed to maintaining investment grade credit ratings; however, there is no assurance we will be able to do so in the future. Our credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. Any negative rating action could adversely affect our ability to access capital at rates and on terms that are attractive. A negative rating action could also adversely impact our business relationships with suppliers and operating partners, who may be less willing to extend credit or offer us similarly favorable terms as secured in the past under such circumstances.
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions if our credit ratings (including the standalone credit ratings of certain of our subsidiaries) are dropped below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of gas or power. As of December 31, 2022, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $85.7 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
If our or certain of our subsidiaries’ credit ratings were downgraded, especially below investment grade, financing costs and the principal amount of borrowings would likely increase due to the additional risk of our debt and because certain counterparties may require additional credit support as described above. Such amounts may be material and could adversely affect our cash flows, results of operations and financial condition. Losing investment grade credit ratings may also result in more restrictive covenants and reduced flexibility on repayment terms in debt issuances, lower share price and greater stockholder dilution from common equity issuances, in addition to reputational damage within the investment community.
Adverse economic and market conditions, including increased inflation, increases in interest rates, recession or changes in investor sentiment could materially and adversely affect our business, results of operations, cash flows, financial condition and liquidity.
Deteriorating, sluggish or volatile economic conditions in our operating jurisdictions could adversely impact our ability to maintain or grow our customer base and collect revenues from customers, which could reduce our revenue or growth rate and increase operating costs. A continued economic downturn or recession, or slowing or stalled recovery from such economic downturn or recession, may have a material adverse effect on our business, financial condition, or results of operations.
We rely on access to the capital markets to finance our liquidity and long-term capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically relied on long-term debt and on the issuance of equity securities to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. Actions to reduce inflation, including raising interest rates, increase our cost of borrowing, which in turn could make it more difficult to obtain financing for our operations or investments on favorable terms. Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the

ITEM 1A. RISK FACTORS
NISOURCE INC.
capital and credit markets, including the banking and commercial paper markets, on competitive terms and rates. An economic downturn or uncertainty, market turmoil, changes in interest rates, changes in tax policy, challenges faced by financial institutions, changes in our credit ratings, or a change in investor sentiment toward us or the utilities industry generally could adversely affect our ability to raise additional capital or refinance debt. For example, because NIPSCO’s current generating facilities substantially rely on coal for its operations, certain financial institutions may choose not to participate in our financing arrangements. In addition, large institutional investors may choose to sell or choose not to purchase our stock due to environmental, social and governance (“ESG”) concerns or concerns regarding renewable energy supply chain challenges. Reduced access to capital markets, increased borrowing costs, and/or lower equity valuation levels could reduce future earnings per share and cash flows. In addition, any rise in interest rates may lead to higher borrowing costs, which may adversely impact reported earnings, cost of capital and capital holdings.
If, in the future, we face limits to the credit and capital markets or experience significant increases in the cost of capital or are unable to access the capital markets, it could limit our ability to implement, or increase the costs of implementing, our business plan, which, in turn, could materially and adversely affect our results of operations, cash flows, financial condition and liquidity.
The COVID-19 pandemic has adversely impacted and may continue to adversely impact our business, results of operations, financial condition, liquidity and cash flows.

The COVID-19 pandemic has resulted in widespread impacts on the global economy and financial markets. The duration and ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, including liquidity, capital and financing resources, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted at this time. Such factors and developments may include the severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases; the emergence of other new or more contagious variants that may render vaccines ineffective or less effective; disruption to our operations resulting from employee illnesses or any inability to attract, retain or motivate employees; the development, availability and administration of effective treatment or vaccines and the willingness of individuals to receive a vaccine; the extent and duration of the impact on the U.S. or global economy, including the pace and extent of recovery from the COVID-19 pandemic; and the actions that have been or may be taken by various governmental authorities in response to the COVID-19 pandemic.

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
The rates that our electric and natural gas companies charge their customers are determined by their state regulatory commissions and by the FERC. These commissions also regulate the companies’ accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through the North American Electric Reliability Corporation (NERC).
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

ITEM 1A. RISK FACTORS
NISOURCE INC.
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
Our electric business is subject to mandatory reliability and critical infrastructure protection standards established by NERC and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject our electric utilities to higher operating costs. In addition, compliance with PHMSA regulations could subject our gas utilities to higher operating costs. If our businesses are found to be in noncompliance, we could be subject to sanctions, including substantial monetary penalties, or damage to our reputation.
Changes in tax laws, as well as the potential tax effects of business decisions, could negatively impact our business, results of operations (including our expected project returns from our planned renewable energy projects), financial condition and cash flows.
Our business operations are subject to economic conditions in certain industries.
Business operations throughout our service territories have been and may continue to be adversely affected by economic events at the national and local level where our businesses operate. In particular, sales to large industrial customers, such as those in the steel, oil refining, industrial gas and related industries, are impacted by economic downturns and recession; geographic or technological shifts in production or production methods; and consumer demand for environmentally friendly products and practices. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, inflation and increasing costs, and fluctuating demand for its products. In addition, our results of operations are negatively impacted by lower revenues resulting from higher bankruptcies, predominately focused on commercial and industrial customers not able to sustain operations through the economic disruptions related to the pandemic.
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
The early settlement right triggered under certain circumstances and the supermajority rights of the Series C Mandatory Convertible Preferred Stock following a fundamental change, could discourage a potential acquirer.
The fundamental change early settlement right with respect to the purchase contracts triggered under certain circumstances by a fundamental change and the supermajority voting rights of the Series C Mandatory Convertible Preferred Stock in connection with certain fundamental change transactions jointly could discourage a potential acquirer, including potential acquirers that would otherwise seek a transaction with us that would be attractive to our investors.
Our Equity Units, initially consisting of Corporate Units, and related Series C Mandatory Convertible Preferred Stock, and the issuance and sale of common stock in settlement of the purchase contracts and conversion of mandatory convertible preferred stock, may all adversely affect the market price of our common stock and will cause dilution to our stockholders.
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

ITEM 1A. RISK FACTORS
NISOURCE INC.
The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations under defined benefit pension and other postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations and may yield uncertain returns, which fall below our projected rates of return. A decline in the market value of assets may increase the funding requirements of the obligations under the defined benefit pension plans. Additionally, changes in interest rates affect the liabilities under these benefit plans; as interest rates decrease, the liabilities increase, which could potentially increase funding requirements. Further, the funding requirements of the obligations related to these benefits plans may increase due to changes in governmental regulations and participant demographics, including increased numbers of retirements or longer life expectancy assumptions, as well as voluntary early retirements. In addition, lower asset returns result in increased expenses. Ultimately, significant funding requirements and increased pension or other postretirement benefit plan expense could negatively impact our results of operations and financial position.
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
A significant charge in the future could impact the capitalization ratio covenant under certain financing agreements. We are subject to a financial covenant under our revolving credit facility and term credit agreement, which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2022, the ratio was 58.9%.
LITIGATION, REGULATORY AND LEGISLATIVE RISKS
The outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation related to our business operations may have a material adverse effect on our results of operations, financial position or liquidity.
We are involved in legal and regulatory proceedings, investigations, inquiries, claims and litigation in connection with our business operations, including those related to the Greater Lawrence Incident, the most significant of which are summarized in Note 19, "Other Commitments and Contingencies," in the Notes to Consolidated Financial Statements. Our insurance does not cover all costs and expenses that we have incurred relating to the Greater Lawrence Incident, and does not fully cover incidents that could occur in the future. Due to the inherent uncertainty of the outcomes of such matters, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.
The Greater Lawrence Incident has materially adversely affected and may continue to materially adversely affect our financial condition, results of operations and cash flows and we may have continued financial liabilities related to the sale of the Massachusetts Business.
In connection with the Greater Lawrence Incident, we have incurred and will incur various costs and expenses. While we have recovered the full amount of our liability insurance coverage available under our policies, total expenses related to the incident exceeded such amount. Expenses in excess of our liability insurance coverage have materially adversely affected and may continue to materially adversely affect our results of operations, cash flows and financial position. We may also incur additional costs associated with the Greater Lawrence Incident, beyond the amount currently anticipated, including in connection with civil litigation. Additionally, it may be difficult to determine whether a claim for damages from a third party related to the Massachusetts Business or the Greater Lawrence Incident is our responsibility or Eversource’s, and we may expend substantial resources trying to determine whether we or Eversource has responsibility for the claim. Further, state or federal legislation may be enacted that would require us to incur additional costs by mandating various changes, including changes to our operating practice standards for natural gas distribution operations and safety. In addition, if it is determined in other matters that we did not comply with applicable statutes, regulations or rules in connection with the operations or maintenance of our natural gas system, and we are ordered to pay additional amounts in penalties, or other amounts, our financial condition, results of operations, and cash flows could be materially and adversely affected.

Our settlement with the U.S. Attorney’s Office in respect of federal charges in connection with the Greater Lawrence Incident may expose us to further penalties, liabilities and private litigation, and may impact our operations.
On February 26, 2020, the Company entered into a DPA and Columbia of Massachusetts entered into a plea agreement with the U.S. Attorney’s Office to resolve the U.S. Attorney’s Office’s investigation relating to the Greater Lawrence Incident, which

ITEM 1A. RISK FACTORS
NISOURCE INC.
was subsequently approved by the United States District Court for the District of Massachusetts. The agreements impose various compliance and remedial obligations on the Company and Columbia of Massachusetts. Failure to comply with the terms of these agreements could result in further enforcement action by the U.S. Attorney’s Office, expose the Company and Columbia of Massachusetts to penalties, financial or otherwise, and subject the Company to further private litigation, each of which could impact our operations and have a material adverse effect on our business.
Our businesses are subject to various federal, state and local laws, regulations, tariffs and policies. We could be materially adversely affected if we fail to comply with such laws, regulations, tariffs and policies or with any changes in or new interpretations of such laws, regulations, tariffs and policies.
Our businesses are subject to various federal, state and local laws, regulations, tariffs and policies, including, but not limited to, those relating to natural gas pipeline safety, employee safety, the environment and our energy infrastructure. In particular, we are subject to significant federal, state and local regulations applicable to utility companies, including regulations by the various utility commissions in the states where we serve customers. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance and other costs. Existing laws, regulations, tariffs and policies may be revised or become subject to new interpretations, and new laws, regulations, tariffs and policies may be adopted or become applicable to us and our operations. In some cases, compliance with new laws, regulations, tariffs and policies increases our costs or risks of liability. Supply chain constraints may challenge our ability to remain in compliance if we cannot obtain the materials that we need to operate our business in a compliant manner. If we fail to comply with laws, regulations and tariffs applicable to us or with any changes in or new interpretations of such laws, regulations, tariffs or policies, our financial condition, results of operations, regulatory outcomes and cash flows may be materially adversely affected.
Our businesses are regulated under numerous environmental laws and regulations. The cost of compliance with these laws and regulations, and changes to or additions to, or reinterpretations of the laws and regulations, could be significant, and the cost of compliance may not be recoverable. Liability from the failure to comply with existing or changed laws and regulations could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Our businesses are subject to extensive federal, state and local environmental laws and rules that regulate, among other things, air emissions, water usage and discharges, GHG and waste products such as CCR. Compliance with these legal obligations require us to make significant expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees, and permits at many of our facilities. Furthermore, if we fail to comply with environmental laws and regulations or are found to have caused damage to the environment or persons, that failure or harm may result in the assessment of civil or criminal penalties and damages against us, injunctions to remedy the failure or harm, and the inability to operate facilities as designed and intended.

Existing environmental laws and regulations may be revised and new laws and regulations may be adopted or become applicable to us, with an increasing focus on the impact of coal and natural gas facilities that may result in significant additional expense and operating restrictions on our facilities, which may not be fully recoverable from customers and could materially affect the continued economic viability of our facilities.

An area of significant uncertainty and risk are potential changes to the laws concerning emission of GHG. While we continue to execute our plan to reduce our Scope 1 GHG emissions through the retirement of coal-fired electric generation, increased sourcing of renewable energy, priority pipeline replacement, leak detection and repair, and other methods, and while we have set a Net Zero Goal, GHG emissions are anticipated to be associated with energy delivery for many years. Future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply, financial position, financial results and cash flows.

Another area of significant uncertainty and risk are the regulations concerning CCR. The EPA has issued regulations and plans to promulgate additional regulations concerning the management, transformation, transportation and storage of CCRs. NIPSCO is also incurring or will incur costs associated with closing, corrective action, and ongoing monitoring of certain CCR impoundments. We have two pending petitions at the Indiana Utility Regulatory Commission (IURC) seeking recovery of ash pond closure costs related to federal regulations governing CCRs at the Michigan City and R.M. Schahfer Generating Stations and believe there is supportive Indiana law authorizing such recovery. Further, a release of CCR to the environment could result in remediation costs, penalties, claims, litigation, increased compliance costs, and reputational damage.

We currently have a pending application with the EPA to continue operation of a CCR impoundment that is tied to operation of R.M. Schahfer Generating Station Units 17 and 18 to the end of 2025, with the CCR impoundment closing by October 2028. In

ITEM 1A. RISK FACTORS
NISOURCE INC.
proposed and final EPA actions denying continued operation of CCR impoundments at other utilities, EPA said that CCR impoundments should cease receipt of CCRs within 135 days of final EPA action unless certain conditions are demonstrated, such as potential reliability issues. In the event that approval is not obtained, future operations could be impacted.

The actual future expenditures to achieve environmental compliance depends on many factors, including the nature and extent of impact, the method of improvement, the cost of raw materials, contractor costs, and requirements established by environmental authorities. Changes in costs and the ability to recover under regulatory mechanisms could affect our financial position, financial results and cash flows.

Changes in taxation and the ability to quantify such changes as well as challenges to tax positions could adversely affect our financial results.
We are subject to taxation by the various taxing authorities at the federal, state and local levels where we do business. Legislation or regulation which could affect our tax burden could be enacted by any of these governmental authorities. The IRA imposed a 15 percent minimum tax rate on book earnings for corporations with higher than $1 billion of annual income, along with a 1 percent excise tax on corporate stock repurchases while providing tax incentives to promote various clean energy initiatives. We are currently assessing the potential impact of these legislative changes. The outcome of regulatory proceedings regarding the extent to which the effect of a change in corporate tax rate will impact customers and the time period over which the impact will occur could significantly impact future earnings and cash flows. Separately, a challenge by a taxing authority, changes in taxing authorities’ administrative interpretations, decisions, policies and positions, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NISOURCE INC.
None.
ITEM 2. PROPERTIES
Discussed below are the principal properties held by us and our subsidiaries as of December 31, 2022.
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
Character of Ownership
Our principal properties and our subsidiaries' principal properties are owned free from encumbrances, subject to minor exceptions, none of which are of such a nature as to impair substantially the usefulness of such properties. Many of our subsidiary offices in various communities served are occupied under leases. All properties are subject to routine liens for taxes, assessments and undetermined charges (if any) incidental to construction. It is our practice to regularly pay such amounts, as and when due, unless contested in good faith. In general, the electric lines, gas pipelines and related facilities are located on land not owned by us or our subsidiaries, but are covered by necessary consents of various governmental authorities or by appropriate rights obtained from owners of private property. We do not, however, generally have specific easements from the owners of the property adjacent to public highways over, upon or under which our electric lines and gas distribution pipelines are located. At the time each of the principal properties was purchased, a title search was made. In general, no examination of titles as to rights-of-way for electric lines, gas pipelines or related facilities was made, other than examination, in certain cases, to verify the grantors’ ownership and the lien status thereof.
ITEM 3. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 19, "Other Commitments and Contingencies - C. Legal Proceedings," in the Notes to Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NISOURCE INC.
NiSource’s common stock is listed and traded on the New York Stock Exchange under the symbol "NI."
Holders of shares of NiSource’s common stock are entitled to receive dividends if and when declared by the Board out of funds legally available, subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August, and November. At its January 26, 2023 meeting, the Board declared a quarterly common dividend of $0.250 per share, payable on February 17, 2023 to holders of record on February 7, 2023.
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
As of February 15, 2023, NiSource had 16,572 common stockholders of record and 412,507,944 shares outstanding.
The graph below compares the cumulative total shareholder return of NiSource’s common stock for the period commencing December 31, 2017 and ending December 31, 2022 with the cumulative total return for the same period of the S&P 500 and the Dow Jones Utility indices.

NiSource Inc.
Total Shareholder Return Performance Graph
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2017
2018
2019
2020
2021
2022
Fiscal Year End
NiSource
S & P 500
DJ Utilities

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
Purchases of Equity Securities by Issuer and Affiliated Purchasers. For the three months ended December 31, 2022, no equity securities that are registered by NiSource Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

ITEM 6. RESERVED
NISOURCE INC.
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NISOURCE INC.
EXECUTIVE SUMMARY
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion") includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Note regarding forward-looking statements" and Item 1A, "Risk Factors" at the beginning of this report for a list of factors that may cause results to differ materially.
This Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in this annual report.
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
Refer to the "Business" section under Item 1 of this annual report and Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements for further discussion of our regulated utility business segments.
Our goal is to develop strategies that benefit all stakeholders as we (i) embark on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer conservation patterns. These strategies focus on improving safety and reliability, enhancing customer service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our top priority. In 2022, NiSource achieved conformance certification to the American Petroleum Institute Recommended Practice 1173, which serves as the guiding practice for our SMS. This certification marks an important milestone for our SMS and NiSource’s journey towards operational excellence. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner.
2022 Overview: In 2022, we continued to make significant progress towards our strategic and financial goals and objectives. We completed the first full year of operating Indiana Crossroads Wind, and construction is near completion for two of our solar projects. In 2022, we filed four rate cases and resolved three, in Pennsylvania, Maryland, and the gas rate case in Indiana filed in 2021. In addition, the Ohio rate case was resolved in January 2023 and the Virginia rate case is anticipated to be resolved in the first quarter of 2023. These cases represent balanced outcomes supporting all stakeholders. Between our Gas Distribution and Electric Operating Segments, we added 25,000 customers. We also invested $1.6 billion in infrastructure modernization to enhance safe, reliable service, including replacement of 410 miles of distribution main and service lines, 48 miles of underground cable and 1,352 electric poles.
We also made advancements in key strategic initiatives, described in further detail below.
Your Energy, Your Future: Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources, initiated through our 2018 Integrated Resource Plan ("2018 Plan") is well underway, and we are continually adjusting to the dynamic renewable energy landscape. As of December 31, 2022, we have executed and received IURC approval for BTAs and PPAs with a combined nameplate capacity of 1,950 MW and 1,380 MW, respectively, under the 2018 Plan. During 2022, we made significant progress on our first two solar BTAs and anticipate completion of these projects and tax equity financing in 2023. We have also taken contractual actions on a number of our other renewable projects to address the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

timing of these projects as well as consider the broad market issues facing the industry. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. In August 2022, the IRA was signed into law. We are evaluating the impact of this legislation to our renewable projects with potential to drive increased value to customers as part of our expansion of renewable projects and generation transition strategy. However, the leveraging of the IRA will be considered on a project-by-project basis and evaluate several factors, both quantitative and qualitative, that results in the best position for project success as well as customer and company considerations. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.
In 2021, we announced and filed with the IURC the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan ("2021 Plan"). The 2021 Plan lays out a timeline to retire the Michigan City Generating Station by the end of 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the 2021 Plan calls for a natural gas peaking unit to replace existing vintage gas peaking units at the R.M. Schahfer Generating Station to support system reliability and resiliency, as well as upgrades to the transmission system to enhance our electric generation transition. The planned retirement of the two vintage gas peaking units at the R.M. Schahfer Generating Station is also expected to occur by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval. We are continuing to evaluate potential projects under the 2021 Plan given the responses to our Request for Proposal issued in August 2022.
Transformation: The NiNext initiative, which commenced in 2020, focused on optimizing our workforce and advancing our operations. NiNext has been foundational in preparing for incremental, enterprise-wide investments to address inefficiencies in our current technology footprint, which stem primarily from a complex array of legacy systems. We plan to address these inefficiencies through our Enterprise Transformation Roadmap with investments in technology systems and infrastructure. As a result of these investments, we will deliver more modern, dependable, and secure IT systems backed with standardized processes to reduce the operating risks of our business, increase workforce efficiencies, and increase visibility to data which will be leveraged to drive risk-informed decisions. Our Enterprise Transformation Roadmap will position us to accomplish future strategic investments and aspirational goals.
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
Early in 2022, NIPSCO experienced a rail service shortage in deliveries of coal, particularly to its Michigan City Generating Station, and the primary rail carrier for that generating station was unable to provide assurance of adequate future service to maintain coal inventory. A lack of adequate coal deliveries to any of our coal-fired generating facilities for an extended period could deplete our inventories to a level that prevents the generating station from running, and NIPSCO would need to rely on market purchases of replacement power, which could increase the cost of electricity for NIPSCO's customers. NIPSCO believes these shortages have been resolved but continues to monitor deliveries of coal from its rail carriers. This did not have a material impact on our operations in 2022.
We are faced with increased competition for employee and contractor talent in the current labor market, which has resulted in increased costs to attract and retain talent. We are ensuring that we use all internal human capital programs (development, leadership enablement programs, succession, performance management) to promote retention of our current employees along with having a competitive and attractive appeal for potential recruits. With a focus on workforce planning, we are anticipating to evaluate our talent footprint for the future by creating flexible work arrangements where we can, to ensure we have the right people, in the right role, and at the right time. To the extent we are unable to execute on our workforce planning initiatives and experience increased employee and contractor costs, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
We experienced an increase in natural gas costs as the spot market for natural gas substantially increased throughout much of 2022, followed by a decrease in the price of natural gas since November 2022. Nationally, levels of gas in storage were lower in 2022 compared to 2021, liquified natural gas exports to Europe continued at a steady pace, and domestic production saw a recent decline in demand. These factors drove increased volatility in the marketplace, which influenced customer bills

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

throughout 2022. While production was increasing towards the end of 2022, weather changes have limited demand and decreased withdrawals, causing inventory balances to be higher compared to 2021. With this decline in price, we expect to see lower volatility and declining customer bills. For the year ended December 31, 2022, we did not see this volatility have a material impact on our results of operations. For more information on our commodity price impacts, see "Results and Discussion of Segment Operations - Gas Distribution Operations," and "Market Risk Disclosures."
Due to rising interest rates, we experienced higher interest expense in 2022 compared to 2021 associated with short-term borrowings. We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures".
For more information on global availability of materials for our renewable projects, see "Results and Discussion of Segment Operations - Electric Operations - Electric Supply and Generation Transition."
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the years ended December 31, 2022, 2021 and 2020, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions, except per share amounts)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating Revenues	$5,850.6	$4,899.6	$4,681.7	$951.0	$217.9
Operating Expenses
Cost of energy	2,110.5	1,392.3	1,109.3	(718.2)	(283.0)
Other Operating Expenses	2,474.3	2,500.4	3,021.6	26.1	521.2
Total Operating Expenses	4,584.8	3,892.7	4,130.9	(692.1)	238.2
Operating Income	1,265.8	1,006.9	550.8	258.9	456.1
Total Other Deductions, Net	(309.4)	(300.3)	(582.1)	(9.1)	281.8
Income Taxes	164.6	117.8	(17.1)	(46.8)	(134.9)
Net Income (Loss)	791.8	588.8	(14.2)	203.0	603.0
Net income (loss) attributable to noncontrolling interest	(12.3)	3.9	3.4	16.2	(0.5)
Net Income (Loss) attributable to NiSource	804.1	584.9	(17.6)	219.2	602.5
Preferred dividends	(55.1)	(55.1)	(55.1)	—	—
Net Income (Loss) Available to Common Shareholders	749.0	529.8	(72.7)	219.2	602.5
Basic Earnings (Loss) Per Share	$1.84	$1.35	$(0.19)	$0.49	$1.54
Diluted Earnings (Loss) Per Share	$1.70	$1.27	$(0.19)	$0.43	$1.46
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders during 2022 was primarily due to higher revenues from outcomes of gas base rate proceedings and regulatory capital programs, as well as an insurance settlement related to the Greater Lawrence Incident, offset by higher income taxes in 2022 compared to 2021.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Gas and Electric Operations in this Management's Discussion.
Other Deductions, Net
The change in Other deductions, net in 2022 compared to 2021 is primarily driven by higher long-term and short-term debt interest in 2022 and lower non-service pension benefits partially offset by the interest rate swap settlement gain in 2022 and charitable contributions in 2021. See Note 15, "Long-Term Debt," Note 16, "Short-Term Borrowings," and Note 12, "Pension and Other Postemployment Benefits," in the Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Income Taxes
The increase in income tax expense in 2022 compared to the same period in 2021 is primarily attributable to higher pre-tax income, offset by higher state flow through and the reduction of the Pennsylvania corporate income tax rate.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations

Financial and operational data for the Gas Distribution Operations segment for the years ended December 31, 2022, 2021 and 2020, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating Revenues	$4,019.8	$3,183.5	$3,140.1	$836.3	$43.4
Operating Expenses
Cost of energy	1,534.8	962.7	794.2	(572.1)	(168.5)
Operation and maintenance	1,045.3	993.8	1,138.0	(51.5)	144.2
Depreciation and amortization	415.9	383.0	363.1	(32.9)	(19.9)
Loss (gain) on sale of fixed assets and impairments, net	(103.9)	8.7	412.4	112.6	403.7
Other taxes	211.9	217.8	233.3	5.9	15.5
Total Operating Expenses	3,104.0	2,566.0	2,941.0	(538.0)	375.0
Operating Income	$915.8	$617.5	$199.1	$298.3	$418.4
Revenues
Residential	$2,609.6	$2,143.4	$2,110.6	$466.2	$32.8
Commercial	942.4	731.0	679.7	211.4	51.3
Industrial	221.5	197.2	213.8	24.3	(16.6)
Off-System	192.9	71.3	41.0	121.6	30.3
Other	53.4	40.6	95.0	12.8	(54.4)
Total	$4,019.8	$3,183.5	$3,140.1	$836.3	$43.4
Sales and Transportation (MMDth)
Residential	249.0	231.2	249.5	17.8	(18.3)
Commercial	181.3	167.0	170.5	14.3	(3.5)
Industrial	490.7	507.1	538.1	(16.4)	(31.0)
Off-System	32.3	21.6	23.3	10.7	(1.7)
Other	0.3	0.3	0.3	—	—
Total	953.6	927.2	981.7	26.4	(54.5)
Heating Degree Days	5,436	5,002	5,097	434	(95)
Normal Heating Degree Days	5,347	5,427	5,485	(80)	(58)
% Colder (Warmer) than Normal	2%	(8)%	(7)%
% Colder (Warmer) than Prior Year	9%	(2)%	(5)%
Gas Distribution Customers
Residential	2,991,913	2,970,157	2,954,478	21,756	15,679
Commercial	254,436	253,987	253,184	449	803
Industrial	4,870	4,921	4,968	(51)	(47)
Other	3	4	3	(1)	1
Total	3,251,222	3,229,069	3,212,633	22,153	16,436

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations (continued)
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2022 to 2021 are presented in the respective tables below. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Segment Operations - Gas Distribution Operations," of the Company's 2021 Annual Report on Form 10-K for discussion of underlying reasons for changes in our operating revenues and expenses for 2021 versus 2020.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2022 vs 2021
New rates from base rate proceedings and regulatory capital programs	$169.7
The effects of weather in 2022 compared to 2021	31.1
Higher revenue related to off system sales	8.8
The effects of customer growth	4.9
Higher revenue due to the effects of resuming common credit mitigation practices	3.5
Increased customer usage	2.3
Other	4.7
Change in operating revenues (before cost of energy and other tracked items)	$225.0
Operating revenues offset in operating expense
Higher cost of energy billed to customers	572.1
Higher tracker deferrals within operation and maintenance, depreciation, and tax	39.2
Total change in operating revenues	$836.3
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
Throughput
The increase in total volumes sold and transported in 2022 compared to 2021 of 26.4 MMDth is primarily attributable to the effects of colder weather.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations (continued)

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2022 vs 2021
Property insurance settlement related to the Greater Lawrence Incident	$105.0
Lower NiSource Next program expenses	20.0
Lower other than income taxes primarily related to property tax expense	17.8
Loss on sale and expenses related to the Massachusetts Business in 2021	16.6
Higher depreciation and amortization expense	(35.1)
Higher outside services expenses	(12.2)
Higher employee and administrative related expenses	(10.0)
Higher fleet expenses	(5.5)
Rate case settlement impacts	(3.7)
Higher unrecoverable environmental remediation costs	(2.7)
Higher materials and supplies expense	(2.7)
Earnings test reserve adjustment in 2021	(2.5)
Other	(11.7)
Change in operating expenses (before cost of energy and other tracked items)	$73.3
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(572.1)
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(39.2)
Total change in operating expense	$(538.0)
Columbia of Massachusetts Asset Sale
On October 9, 2020, we completed the sale of our Massachusetts Business. In March 2021, we reached an agreement with Eversource regarding the final purchase price, including net working capital adjustments. This resulted in a pre-tax loss for the years ended December 31, 2022 and 2021 of zero and $6.8 million, respectively, based on asset and liability balances as of the close of the transaction on October 9, 2020, transaction costs and the final purchase price. The pre-tax loss is presented as "Loss (gain) on sale of assets, net" on the Statements of Consolidated Income (Loss).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations
Financial and operational data for the Electric Operations segment for the years ended December 31, 2022, 2021 and 2020, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Operating Revenues	$1,831.7	$1,697.1	$1,536.6	$134.6	$160.5
Operating Expenses
Cost of energy	575.8	429.7	315.2	(146.1)	(114.5)
Operation and maintenance	486.2	493.6	497.6	7.4	4.0
Depreciation and amortization	362.9	329.4	321.3	(33.5)	(8.1)
Gain on sale of fixed assets and impairments, net	—	(0.9)	—	(0.9)	0.9
Other taxes	44.4	57.5	53.7	13.1	(3.8)
Total Operating Expenses	1,469.3	1,309.3	1,187.8	(160.0)	(121.5)
Operating Income	$362.4	$387.8	$348.8	$(25.4)	$39.0
Revenues
Residential	$592.4	$568.0	$527.8	$24.4	$40.2
Commercial	571.0	534.9	480.3	36.1	54.6
Industrial	561.4	494.1	412.9	67.3	81.2
Wholesale	13.5	15.7	12.3	(2.2)	3.4
Other	93.4	84.4	103.3	9.0	(18.9)
Total	$1,831.7	$1,697.1	$1,536.6	$134.6	$160.5
Sales (Gigawatt Hours)
Residential	3,482.9	3,546.8	3,484.0	(63.9)	62.8
Commercial	3,682.4	3,698.0	3,550.0	(15.6)	148.0
Industrial	7,915.3	8,253.7	7,480.3	(338.4)	773.4
Wholesale	50.0	124.7	83.6	(74.7)	41.1
Other	89.5	108.5	106.0	(19.0)	2.5
Total	15,220.1	15,731.7	14,703.9	(511.6)	1,027.8
Cooling Degree Days	942	1,020	900	(78)	120
Normal Cooling Degree Days	831	803	803	28	—
% Warmer than Normal	13%	27%	12%
% Warmer (Colder) than prior year	(8)%	13%
Electric Customers
Residential	424,735	422,436	418,871	2,299	3,565
Commercial	58,374	58,010	57,435	364	575
Industrial	2,130	2,137	2,154	(7)	(17)
Wholesale	710	714	722	(4)	(8)
Other	3	2	2	1	—
Total	485,952	483,299	479,184	2,653	4,115

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2022 to 2021 are presented in the respective tables below. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Segment Operations - Electric Operations," of the Company's 2021 Annual Report on Form 10-K for discussion of underlying reasons for changes in our operating revenues and expenses for 2021 versus 2020.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2022 vs 2021
PPA revenue from renewable JV projects, fully offset by JV operating expenses and noncontrolling interest net income (loss)	$27.5
The effects of customer growth	4.6
Decreased fuel handling costs	4.0
New rates from regulatory capital and DSM programs	2.8
Decreased customer usage	(18.5)
Reduction in gross receipts tax, offset in operating expenses	(10.3)
FAC adjustment(1)	(8.0)
FAC over earnings reserve	(5.8)
The effects of weather in 2022 compared to 2021	(5.0)
Other	(2.4)
Change in operating revenues (before cost of energy and other tracked items)	$(11.1)
Operating revenues offset in operating expense
Higher cost of energy billed to customers	146.1
Lower tracker deferrals within operation and maintenance, depreciation and tax	(0.4)
Total change in operating revenues	$134.6
(1)See Note 9, "Regulatory Matters," in the Notes to Consolidated Financial Statements for additional information.
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
Sales
NIPSCO's Electric Segment results remains closely linked to the performance of the steel industry. MWh sales to steel-related industries accounted for approximately 47.4% and 48.1% of the total industrial MWh sales for the years ended December 31, 2022 and 2021, respectively.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2022 vs 2021
Renewable JV project expenses, offset by JV operating revenues	$(25.5)
Higher depreciation and amortization expense driven by the JV depreciation adjustment(1)	(15.7)
Effects of environmental recoveries in 2021	(6.5)
Higher outside services expenses	(5.7)
Expenses related to the accelerated retirement of the R.M. Schahfer Generating Station's coal Units 14 and 15 in 2021	13.2
Reduction in gross receipts tax, offset in operating revenues	10.3
Lower NiSource Next program expenses	8.1
Lower employee and administrative expenses	5.6
Other	1.9
Change in operating expenses (before cost of energy and other tracked items)	$(14.3)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(146.1)
Lower tracker deferrals within operation and maintenance, depreciation and tax	0.4
Total change in operating expense	$(160.0)
(1)See Note 9, "Regulatory Matters," in the Notes to Consolidated Financial Statements for additional information.
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan, which outlines the path to retire the remaining two coal units at Schahfer by the end of 2025 and the remaining coal-fired generation by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. See "Project Status" discussion, below, and "Liquidity and Capital Resources" in this Management's Discussion for anticipated barriers to the success of our electric generation transition and additional information on our capital investment spend.
NIPSCO continues to work with the EPA and the Indiana Department of Environmental Management to obtain administrative approvals associated with the operation of R.M. Schahfer’s remaining two coal units beyond 2023. In the event that the approvals are not obtained, future operations could be impacted. We cannot estimate the financial impact on us if these approvals are not obtained.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)

Project Name	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Dunn's Bridge I(1)	BTA	Solar	265	—
Indiana Crossroads Solar(1)	BTA	Solar	200	—
Dunn's Bridge II(1)	BTA	Solar & Storage	435	75
Cavalry(1)	BTA	Solar & Storage	200	60
Fairbanks(1)	BTA	Solar	250	—
Elliott(1)	BTA	Solar	200	—
Indiana Crossroads II	15 year PPA	Wind	204	—
Brickyard	20 year PPA	Solar	200	—
Greensboro	20 year PPA	Solar & Storage	100	30
Gibson	22 year PPA	Solar	280	—
Green River	20 year PPA	Solar	200	—
(1) Ownership of the facilities will be transferred to JVs whose members are expected to include NIPSCO and an unrelated tax equity partner.
Project Status. Our contract amendments with certain solar agreements will result in the majority of our remaining projects, and investments, being placed in service between 2023 and 2025. These amendments also formally address inflationary cost pressures communicated from the developers of our solar and storage projects that are primarily due to (i) unavailability of solar panels and other uncertainties related to the pending U.S. Department of Commerce investigation on Antidumping and Countervailing Duties petition filed by a domestic solar manufacturer (the "DOC Investigation"), (ii) the U.S. Department of Homeland Security's June 2021 Withhold Release Order on silica-based products made by Hoshine Silicon Industry Co., Ltd./Uyghur Forced Labor Prevention Act, (iii) Section 201 Tariffs and (iv) persistent general global supply chain and labor availability issues. We are also monitoring the developers of our renewable energy projects related to local permitting processes and obtaining interconnection rights. Preliminary findings from the DOC Investigation were released in December 2022, with a final decision expected in May 2023. The resolution of these issues, including the final conclusion of the DOC Investigation will determine which, if any, of our solar projects will be subject to any tariffs imposed.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. On December 20, 2022, we entered into a $1.0 billion term credit agreement that matures on December 19, 2023. On February 18, 2022, we amended our revolving credit agreement to, among other things, extend its term to February 18, 2027. The commercial paper program and credit facility provide cost-effective, short-term financing until it can be replaced with a balance of long-term debt and equity financing that achieves our desired capital structure. On June 10, 2022, we completed the issuance and sale of $350.0 million of 5.00% senior unsecured notes maturing in 2052, which resulted in approximately $344.6 million of net proceeds after discount and debt issuance costs. We intend to disburse an amount equal to the net proceeds of the notes to finance, in whole or in part, the acquisition of our 302 MW Indiana Crossroads Wind project and 102 MW Rosewater Wind project from the project developer. On November 7, 2022, we announced that we intend to pursue the sale of a minority interest in our NIPSCO business unit. We utilize an ATM equity program that allows us to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. As of December 31, 2022, the ATM program had approximately $300.0 million of equity available for issuance. We also expect to remarket the Series C Mandatory Convertible Preferred Stock prior to December 1, 2023, which could result in additional cash proceeds. See Note 13, "Equity," in the Notes to Consolidated Financial Statements for more information on our ATM program and Equity Units.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2023 and beyond.
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
Operating Activities
Net cash from operating activities for the year ended December 31, 2022 was $1,409.4 million, an increase of $191.5 million from 2021. This increase was primarily driven by a year over year increase in revenue and collection of under-recovered gas and fuel cost from the prior year. This was offset by increased cash outflows related to inventory purchases year over year due to higher gas costs.
Investing Activities
Net cash used for investing activities for the year ended December 31, 2022 was $2,570.2 million, an increase of $365.3 million from 2021. Our current year investing activities were comprised of increased capital expenditures related to system growth and reliability as well as payments to renewable generation asset developers related to Dunn's Bridge I and Indiana Crossroads Solar milestone payments. This was offset by the property insurance settlement related to the Greater Lawrence Incident.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Capital Expenditures. The table below reflects actual capital expenditures and certain other investing activities by segment for 2022.

Actual
(in millions)	2022
Gas Distribution Operations
System Growth and Tracker	$1,266.1
Maintenance	329.7
Total Gas Distribution Operations(1)	1,595.8
Electric Operations
System Growth and Tracker	345.0
Maintenance	164.2
Generation Transition Investments	31.4
Total Electric Operations(1)	540.6
Corporate and Other Operations - Maintenance(1)	161.6
Total Capital Expenditures(2)	$2,298.0
(1)Amounts differ from those presented in Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements due to the allocation of Corporate and Other Maintenance Costs to the Gas Distribution and Electric Operations segments.
(2)Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the capitalized portion of the Corporate Incentive Plan payout, inclusion of capital expenditures included in current liabilities and AFUDC Equity.
In addition to these capital expenditures, we made $323.9 million of capital investments in the form of milestone payments to the renewable generation asset developer.
We expect to make capital investments totaling approximately $15 billion during the 2023-2027 period related to infrastructure modernization, generation transition and renewables and customer growth for the next five years:

(in billions)	2022 Actual	2023 Estimated	2024 Estimated	2025 Estimated	2026 Estimated	2027 Estimated
Capital Investments	$2.6	$3.3 - 3.6	$2.6 - 2.9	$3.1 - 3.4	$2.7 - 3.0	$ 2.7 - 3.0
Regulatory Capital Programs. We replace pipe and modernize our gas infrastructure to enhance safety and reliability and reduce leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2022, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments currently in rates or pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio(2)	IRP - 2022	$25.0	$232.9	1/21-12/21	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe, (3) natural gas risers prone to failure and (4) installation of AMR devices.	May 2022
Columbia of Ohio(2)	CEP - 2022	$32.2	$253.5	1/21-12/21	Assets not included in the IRP.	September 2022
NIPSCO - Gas(3)	TDSIC 4	$0.5	$77.5	7/21-12/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	July 2022
NIPSCO - Gas(4)	FMCA 1	$1.5	$14.1	10/21-3/22	Project costs to comply with federal mandates.	October 2022
NIPSCO - Gas(4)	FMCA 2	$5.3	$38.2	4/22-9/22	Project costs to comply with federal mandates.	April 2023
Columbia of Virginia(5)	SAVE - 2023	$4.5	$45.9	1/23-12/23	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2023
Columbia of Kentucky(6)	SMRP - 2023	$1.6	$41.6	1/23-12/23	Replacement of mains and inclusion of system safety investments.	January 2023
Columbia of Maryland	STRIDE - 2023	$1.3	$18.0	1/23-12/23	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2023
NIPSCO - Electric(7)	TDSIC - 1	$10.4	$148.5	6/21-1/22	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2022
NIPSCO - Electric	TDSIC - 2	$6.6	$143.5	2/22-7/22	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	February 2023
(1)Programs do not include any costs already included in base rates.
(2)The January through March 2021 investments included in these filings are also included in the pending Columbia of Ohio rate case. The infrastructure filings will be adjusted to reflect the final rate case outcome.
(3)NIPSCO Gas program incremental revenue decreased because of revisions for the rate case compliance filings amounts included in base rates.
(4)NIPSCO received approval for a new certificate of public convenience and necessity on December 28, 2022 for an additional Pipeline Safety III Compliance Plan, including $235.3M in capital and $34.1M in operation and maintenance expense project investments.
(5) Columbia of Virginia received a final order on November 1, 2022 modifying the SAVE filing incremental revenue and investments.
(6)Columbia of Kentucky received an Order on December 28, 2022, modifying its 2023 SMRP filing by removing recovery of the 2022 investment not recovered as part of the most recently approved rate case. This modification lowered incremental revenue recovered through SMRP to $1.6M, a reduction of $3.2M from the original filing.
(7)NIPSCO filed for a new electric TDSIC plan on June 1, 2021. An order approving NIPSCO's new electric TDSIC plan was received on December 28, 2021.
On March 30, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of Michigan City Generating Station's CCR ash ponds. The project includes a total estimated $40.0 million of federally mandated retirement costs. A final order is expected in the first quarter of 2023. On November 2, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of R.M. Schahfer Generation Station's multi-cell unit. The project includes a total estimated $53.0 million of federally mandated retirement costs. NIPSCO is requesting all associated accounting and ratemaking relief, including establishment of a periodic rate adjustment through the FMCA mechanism. On February 21, 2023, the Indiana Court of Appeals issued a decision in a case filed by an Indiana utility company interpreting a statute authorizing recovery of federally mandated costs, finding that such costs incurred prior to issuance of an order by the IURC are not recoverable as federally mandated costs. If any of NIPSCO’s CCR costs were determined to be not eligible for recovery under the federal mandate mechanism, NIPSCO would seek recovery through depreciation within base rates. Refer to Note 19, "Other Commitments and Contingencies - E. Environmental Matters," in the Notes to Consolidated Financial Statements for further discussion of the CCRs.
Refer to Note 9, "Regulatory Matters," in the Notes to Consolidated Financial Statements for a further discussion of regulatory developments during 2022.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Financing Activities
Common Stock, Preferred Stock and Equity Unit Sale. Refer to Note 13, "Equity," in the Notes to Consolidated Financial Statements for information on common stock, preferred stock and equity units activity.
Short-term Debt. Refer to Note 16, "Short-Term Borrowings," in the Notes to Consolidated Financial Statements for information on short-term debt.
Long-term Debt. Refer to Note 15, "Long-Term Debt," in the Notes to Consolidated Financial Statements for information on long-term debt.
Non-controlling Interest. Refer to Note 4, "Variable Interest Entities," in the Notes to Consolidated Financial Statements for information on contributions from noncontrolling interest activity.
Sources of Liquidity
The following table displays our liquidity position as of December 31, 2022 and 2021:

Year Ended December 31, (in millions)	2022	2021
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	447.2	251.2
Less:
Commercial Paper	415.0	560.0
Accounts Receivable Programs Utilized	347.2	—
Letters of Credit Outstanding Under Credit Facility	10.2	18.9
Add:
Cash and Cash Equivalents	40.8	84.2
Net Available Liquidity	$1,565.6	$1,606.5
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility and term credit agreement, which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2022, the ratio was 58.9%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of December 31, 2022. There have been no changes to our credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit ratings or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of December 31, 2022, a collateral requirement of approximately $85.7 million would be required in the event of a downgrade below investment grade. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of December 31, 2022, 412,142,602 shares of common stock and 1,302,500 shares of preferred stock were outstanding. For more information regarding our common and preferred stock, see Note 13, "Equity," in the Notes to Consolidated Financial Statements.

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
At December 31, 2022, we had $1,761.9 million in short-term borrowings outstanding. Refer to Note 15, "Long-Term Debt," and Note 16, "Short-Term Borrowings," in the Notes to Consolidated Financial Statements for further information on long-term debt and short-term borrowings, respectively.
During 2023 and 2024, we expect to make cash payments of $642.2 million and $556.9 million, respectively, related to pipeline service obligations including demand for gas transportation, gas storage and gas purchases.
Our expected payments include employer contributions to pension and other postretirement benefits plans expected to be made in 2023. Plan contributions beyond 2023 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2023, we expect to make contributions of approximately $2.6 million to our pension plans and approximately $23.7 million to our postretirement medical and life plans. Refer to Note 12, "Pension and Other Postemployment Benefits," in the Notes to Consolidated Financial Statements for more information.
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
NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. See Note 19, "Other Commitments and Contingencies - A. Contractual Obligations," and Note 19, "Other Commitments and Contingencies," - F. "Other Matters - Generation Transition," in the Notes to Consolidated Financial Statements for additional information.
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
Refer to Note 10, "Risk Management Activities," in the Notes to Consolidated Financial Statements for further information on our commodity price risk assets and liabilities as of December 31, 2022 and 2021.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, term credit agreement and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $8.7 million and $3.1 million for 2022 and 2021, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
Refer to Note 10, "Risk Management Activities," in the Notes to Consolidated Financial Statements for further information on our interest rate risk assets and liabilities as of December 31, 2022 and 2021.
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
Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $2,580.8 million and $2,012.6 million at December 31, 2022, and $2,492.2 million and $1,980.0 million at December 31, 2021, respectively. For additional information, refer to Note 9, "Regulatory Matters," in the Notes to Consolidated Financial Statements.
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
Certain of the regulatory assets reflected on our Consolidated Balance Sheets require specific regulatory action in order to be included in future service rates. Although recovery of these amounts is not guaranteed, we believe that these costs meet the requirements for deferral as regulatory assets. If we determine that the amounts included as regulatory assets are no longer probable of recovery, a charge to income would immediately be required to the extent of the unrecoverable amounts.
One of the more significant items recorded through the application of this accounting guidance is the regulatory overlay for JV accounting. The application of HLBV to consolidated VIEs generally results in the recognition of profit from the related JVs over a time frame that is different from when the regulatory return is earned. In accordance with the principles of ASC 980, we have recognized a regulatory deferral of certain amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. For additional information, refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. VIEs and Allocation of Earnings," in the Notes to Consolidated Financial Statements.
Equity Unit Transaction. We record the Series C Mandatory Convertible Preferred Stock and forward purchase contracts that comprise the Corporate Units as a single unit of account and classify the Corporate Units as equity under the provisions of ASC 480 and ASC 815. Significant judgments regarding the economic linkage between the Series C Mandatory Convertible Preferred Stock and the forward purchase contracts, as well as the substance of the terms and conditions of the Corporate Units, were required by management in making these determinations.
The initial classification of the Corporate Units, whether viewed as a single unit of account or as two freestanding financial instruments, would affect our financial results. If determined to be two units of account, the forward purchase contracts underlying the Corporate Units would be classified as a derivative and result in impacts to net income through the recognition of interest expense and mark-to-market adjustments. If determined to be one unit of account, the equity classification of the Corporate Units would have no material impact on net income. Each classification has differing impacts to the numerator in the computation of EPS.
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
The expected long-term rate of return on plan assets is a component utilized in calculating annual pension and other

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

postretirement benefit plan costs. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, target asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rate of return on assets. For measurement of 2022 net periodic benefit cost, we selected a weighted-average assumption of the expected pre-tax long-term rate of return of 4.80% and 5.72% for our pension and other postretirement benefit plan assets, respectively. For measurement of 2023 net periodic benefit cost, we selected a weighted-average assumption of the expected pre-tax long-term rate of return of 7.00% and 6.69% for our pension and other postretirement benefit plan assets, respectively.
We estimate the assumed health care cost trend rate, which is used in determining our other postretirement benefit net expense, based upon our actual health care cost experience, the effects of recently enacted legislation, third-party actuarial surveys and general economic conditions.
We utilize a full yield curve approach to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For further discussion of our pension and other postretirement benefits, see Note 12, "Pension and Other Postemployment Benefits," in the Notes to Consolidated Financial Statements.
Typically, we use the Society of Actuaries’ most recently published mortality data in developing a best estimate of mortality as part of the calculation of the pension and other postretirement benefit obligations. We adopted Aon's U.S. Endemic Mortality Improvement scale MP-2021, accounting for both the near-term and long-term COVID-19 impacts.
The following tables illustrate the effects of changes in these actuarial assumptions while holding all other assumptions constant:

	Impact on December 31, 2022 Projected Benefit Obligation Increase/(Decrease)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(52.6)	$(19.2)
-50 basis points change in discount rate	56.7	20.8

	Impact on 2022 Expense Increase/(Decrease)(1)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(1.7)	$0.5
-50 basis points change in discount rate	1.9	0.8
+50 basis points change in expected long-term rate of return on plan assets	(9.2)	(1.5)
-50 basis points change in expected long-term rate of return on plan assets	9.2	1.5
(1)Before labor capitalization and regulatory deferrals.
Goodwill and Other Intangible Assets. We have six goodwill reporting units, comprised of the six state operating companies within the Gas Distribution Operations reportable segment. Our goodwill assets at December 31, 2022 were $1,486 million, most of which resulted from the acquisition of Columbia on November 1, 2000.
As required by GAAP, we test for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. Our annual goodwill test takes place in the second quarter of each year and was performed on May 1, 2022. A qualitative ("step 0") test was completed on May 1, 2022 for all reporting units. In the Step 0 analysis, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the applicable reporting units as compared to the baseline "step 1" fair value measurement performed May 1, 2020. The results of this assessment indicated that it was more likely than not that the estimated fair value of the reporting units substantially exceeded the related carrying values of our reporting units; therefore, no "step 1" analysis was required and no impairment charges were indicated. Since the annual evaluation, there have been no indications that the fair values of the goodwill reporting units have decreased below the carrying values.

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
See Note 7, "Goodwill," in the Notes to Consolidated Financial Statements for further information.
Unbilled Revenue. We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon historical usage, customer rates and weather. As of December 31, 2022 we recorded $453.0 million of customer accounts receivable for unbilled revenue. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Refer to Note 3, "Revenue Recognition," in the Notes to Consolidated Financial Statements for additional information regarding our significant judgments and estimates related to unbilled revenue recognition.
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
We account for uncertain income tax positions using a benefit recognition model with a two-step approach including a more-likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluate each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of tax benefits to be recorded in the consolidated financial statements. At December 31, 2022 we had $21.7 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.
Valuation allowances against deferred tax assets are recorded when we conclude it is more likely than not such asset will not be realized in future periods. Accounting for income taxes also requires that only tax benefits for positions taken or expected to be taken on tax returns that meet the more-likely-than-not recognition threshold can be recognized or continue to be recognized. We evaluate each position solely on the technical merits and facts and circumstances of the position, assuming that the position will be examined by a taxing authority that has full knowledge of all relevant information. Significant judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized. At December 31, 2022, we had established $7.8 million of valuation allowances related to certain state NOL carryforwards. Refer to Note 11, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related statements of consolidated income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We identified the accounting for rate-regulated subsidiaries as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) refunds of amounts previously collected from customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by regulatory commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate making process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the commissions focused on the ongoing Columbia Gas of Ohio base rate case and the Northern Indiana Public Service Company electric base rate case proceedings and included the following, among others:

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
• For regulatory matters in process, we inspected the Company’s and intervenors’ filings with the commissions that may impact the Company’s future rates, for any evidence that might contradict management’s assertions related to recoverability of recorded assets. Additionally, we evaluated the joint stipulation filed by Columbia Gas of Ohio with the Public Utilities Commission of Ohio.
• We inquired of management about property, plant, and equipment that may be abandoned with an emphasis on the generation strategy related to Northern Indiana Public Service Company’s R.M. Schahfer and Michigan City Generating Stations. We inspected minutes of the board of directors and regulatory orders and other filings with the commissions to identify evidence that may contradict management’s assertion regarding probability of an abandonment.
• We read the relevant regulatory orders issued by the Commission for the Company’s renewable energy investments. We evaluated the appropriateness of recognizing a regulatory liability or asset representing timing differences between the profit allocated under the Hypothetical Liquidation at Book Value (HLBV) method related to the consolidated joint ventures and the allowed earnings included in regulatory rates. We also evaluated the appropriateness of the offset to the regulatory liability or asset recorded in depreciation expense.
• We evaluated the Company’s disclosures related to the application of ASC Topic 980 to consolidated joint venture accounting.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 22, 2023

We have served as the Company's auditor since 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME (LOSS)

Year Ended December 31, (in millions, except per share amounts)	2022	2021	2020
Operating Revenues
Customer revenues	$5,738.6	$4,731.3	$4,473.2
Other revenues	112.0	168.3	208.5
Total Operating Revenues	5,850.6	4,899.6	4,681.7
Operating Expenses
Cost of energy	2,110.5	1,392.3	1,109.3
Operation and maintenance	1,489.4	1,456.0	1,585.9
Depreciation and amortization	820.8	748.4	725.9
Loss (gain) on sale of assets, net	(104.2)	7.7	410.6
Other taxes	268.3	288.3	299.2
Total Operating Expenses	4,584.8	3,892.7	4,130.9
Operating Income	1,265.8	1,006.9	550.8
Other Income (Deductions)
Interest expense, net	(361.6)	(341.1)	(370.7)
Other, net	52.2	40.8	32.1
Loss on early extinguishment of long-term debt	—	—	(243.5)
Total Other Deductions, Net	(309.4)	(300.3)	(582.1)
Income (Loss) before Income Taxes	956.4	706.6	(31.3)
Income Taxes	164.6	117.8	(17.1)
Net Income (Loss)	791.8	588.8	(14.2)
Net income (loss) attributable to noncontrolling interest	(12.3)	3.9	3.4
Net Income (Loss) attributable to NiSource	804.1	584.9	(17.6)
Preferred dividends	(55.1)	(55.1)	(55.1)
Net Income (Loss) Available to Common Shareholders	749.0	529.8	(72.7)
Earnings (Loss) Per Share
Basic Earnings (Loss) Per Share	$1.84	$1.35	$(0.19)
Diluted Earnings (Loss) Per Share	$1.70	$1.27	$(0.19)
Basic Average Common Shares Outstanding	407.1	393.6	384.3
Diluted Average Common Shares	442.7	417.3	384.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, (in millions, net of taxes)	2022	2021	2020
Net Income (Loss)	$791.8	$588.8	$(14.2)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities(1)	(13.3)	(3.9)	2.7
Net unrealized gain (loss) on cash flow hedges(2)	109.9	25.4	(70.7)
Unrecognized pension and OPEB benefit (costs)(3)	(6.9)	8.4	3.9
Total other comprehensive income (loss)	89.7	29.9	(64.1)
Total Comprehensive Income (Loss)	$881.5	$618.7	$(78.3)
(1) Net unrealized gain (loss) on available-for-sale securities, net of $3.5 million tax benefit, $1.0 million tax benefit and $0.7 million tax expense in 2022, 2021 and 2020, respectively.
(2) Net unrealized gain (loss) on derivatives qualifying as cash flow hedges, net of $36.4 million tax expense, $8.4 million tax expense and $23.4 million tax benefit in 2022, 2021 and 2020, respectively.
(3) Unrecognized pension and OPEB benefit (costs), net of $2.3 million tax benefit, $3.8 million tax expense and $0.1 million tax benefit in 2022, 2021 and 2020, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2022	December 31, 2021
ASSETS
Property, Plant and Equipment
Plant	$27,551.3	$25,171.3
Accumulated depreciation and amortization	(7,708.7)	(7,289.5)
Net Property, Plant and Equipment(1)	19,842.6	17,881.8
Investments and Other Assets
Unconsolidated affiliates	1.6	0.8
Available-for-sale debt securities (amortized cost of $166.7 and $169.3, allowance for credit losses of $0.9 and $0.2, respectively)	151.6	171.8
Other investments	71.0	87.1
Total Investments and Other Assets	224.2	259.7
Current Assets
Cash and cash equivalents	40.8	84.2
Restricted cash	34.6	10.7
Accounts receivable	1,065.8	849.1
Allowance for credit losses	(23.9)	(23.5)
Accounts receivable, net	1,041.9	825.6
Gas inventory	531.7	327.4
Materials and supplies, at average cost	151.4	139.1
Electric production fuel, at average cost	68.8	32.2
Exchange gas receivable	128.1	99.6
Regulatory assets	233.2	206.2
Deposits to renewable generation asset developer	143.8	—
Prepayments and other	210.0	195.8
Total Current Assets(1)	2,584.3	1,920.8
Other Assets
Regulatory assets	2,347.6	2,286.0
Goodwill	1,485.9	1,485.9
Deferred charges and other	252.0	322.7
Total Other Assets	4,085.5	4,094.6
Total Assets	$26,736.6	$24,156.9
(1)Includes $978.5 million and $695.9 million in 2022 and 2021, respectively, of net property, plant and equipment assets and $25.7 million and $14.3 million in 2022 and 2021, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Variable Interest Entities," for additional information.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 412,142,602 and 405,303,023 shares outstanding, respectively	$4.2	$4.1
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 1,302,500 and 1,302,500 shares outstanding, respectively	1,546.5	1,546.5
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	7,375.3	7,204.3
Retained deficit	(1,213.6)	(1,580.9)
Accumulated other comprehensive loss	(37.1)	(126.8)
Total NiSource Stockholders' Equity	7,575.4	6,947.3
Noncontrolling interest in consolidated subsidiaries	326.4	325.6
Total Stockholders’ Equity	7,901.8	7,272.9
Long-term debt, excluding amounts due within one year	9,523.6	9,183.4
Total Capitalization	17,425.4	16,456.3
Current Liabilities
Current portion of long-term debt	30.0	58.1
Short-term borrowings	1,761.9	560.0
Accounts payable	899.5	697.8
Customer deposits and credits	324.7	237.9
Taxes accrued	246.2	277.1
Interest accrued	138.4	105.5
Exchange gas payable	147.6	107.7
Regulatory liabilities	236.8	137.4
Accrued compensation and employee benefits	167.5	182.7
Obligations to renewable generation asset developer	347.2	—
Other accruals	360.7	382.0
Total Current Liabilities(1)	4,660.5	2,746.2
Other Liabilities
Deferred income taxes	1,854.5	1,659.4
Accrued liability for postretirement and postemployment benefits	245.5	292.5
Regulatory liabilities	1,775.8	1,842.6
Asset retirement obligations	478.1	469.7
Other noncurrent liabilities and deferred credits	296.8	690.2
Total Other Liabilities(1)	4,650.7	4,954.4
Commitments and Contingencies (Refer to Note 19, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$26,736.6	$24,156.9
(1)Includes $128.2 million and $10.0 million in 2022 and 2021, respectively, of current liabilities and $30.6 million and $20.5 million in 2022 and 2021, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Variable Interest Entities," for additional information.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2022	2021	2020
Operating Activities
Net Income (Loss)	$791.8	$588.8	$(14.2)
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Loss on early extinguishment of debt	—	—	243.5
Depreciation and amortization	820.8	748.4	725.9
Deferred income taxes and investment tax credits	156.9	111.9	(29.0)
Stock compensation expense and 401(k) profit sharing contribution	24.9	24.3	17.4
Loss (gain) on sale of assets	(105.3)	5.6	409.8
Other adjustments	5.7	(0.7)	(0.3)
Changes in Assets and Liabilities:
Accounts receivable	(216.3)	(40.3)	(3.9)
Inventories	(258.9)	(112.9)	(1.5)
Accounts payable	165.0	54.9	(29.7)
Exchange gas receivable/payable	57.8	(114.2)	(6.9)
Other accruals	73.4	43.0	(175.1)
Prepayments and other current assets	(9.8)	(36.6)	(5.9)
Regulatory assets/liabilities	(129.4)	76.8	70.8
Postretirement and postemployment benefits	84.7	(96.4)	(103.6)
Deferred charges and other noncurrent assets	(4.1)	(4.7)	(15.0)
Other noncurrent liabilities and deferred credits	(47.8)	(30.0)	21.7
Net Cash Flows from Operating Activities	1,409.4	1,217.9	1,104.0
Investing Activities
Capital expenditures	(2,203.1)	(1,838.0)	(1,758.1)
Insurance Recoveries	105.0	—	—
Cost of removal	(151.7)	(121.1)	(138.2)
Proceeds from disposition of assets	—	0.7	1,115.9
Purchases of available-for-sale securities	(73.5)	(102.9)	(144.7)
Sales of available-for-sale securities	75.7	97.8	131.4
Payment to renewable generation asset developer	(323.9)	(240.4)	(85.3)
Other investing activities	1.3	(1.0)	(0.1)
Net Cash Flows used for Investing Activities	(2,570.2)	(2,204.9)	(879.1)
Financing Activities
Proceeds from issuance of long-term debt	345.6	—	2,974.0
Repayments of long-term debt and finance lease obligations	(60.3)	(25.7)	(1,622.0)
Issuance of short-term debt (maturity > 90 days)	1,000.0	—	1,350.0
Repayment of short-term debt (maturity > 90 days)	—	—	(2,200.0)
Change in short-term debt (maturity ≤ 90 days)	202.2	57.0	(420.1)
Issuance of common stock, net of issuance costs	154.3	299.6	211.4
Equity costs, premiums and other debt related costs	(13.0)	(18.2)	(246.5)
Contributions from noncontrolling interest	21.2	245.1	82.2
Distributions to noncontrolling interest	(6.0)	(0.6)	—
Issuance of equity units, net of underwriting costs	—	839.9	—
Dividends paid - common stock	(381.5)	(345.2)	(321.6)
Dividends paid - preferred stock	(55.1)	(55.1)	(55.1)
Contract liability payment	(66.1)	(40.5)	—
Net Cash Flows from (used for) Financing Activities	1,141.3	956.3	(247.7)
Change in cash, cash equivalents and restricted cash	(19.5)	(30.7)	(22.8)
Cash, cash equivalents and restricted cash at beginning of period	94.9	125.6	148.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$75.4	$94.9	$125.6

Reconciliation to Balance Sheet	2022	2021	2020
Cash and cash equivalents	40.8	84.2	116.5
Restricted Cash	34.6	10.7	9.1
Total Cash, Cash Equivalents and Restricted Cash	75.4	94.9	125.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2020	$3.8	$880.0	$(99.9)	$6,666.2	$(1,370.8)	$(92.6)	$—	$5,986.7
Comprehensive Loss:
Net Income (Loss)	—	—	—	—	(17.6)	—	3.4	(14.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(64.1)	—	(64.1)
Dividends:
Common stock ($0.84 per share)	—	—	—	—	(321.7)	—	—	(321.7)
Preferred stock (See Note 13)	—	—	—	—	(55.1)	—	—	(55.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	82.2	82.2
Stock issuances:
Employee stock purchase plan	—	—	—	5.7	—	—	—	5.7
Long-term incentive plan	—	—	—	8.4	—	—	—	8.4
401(k) and profit sharing	—	—	—	13.4	—	—	—	13.4
ATM Program	0.1	—	—	196.4	—	—	—	196.5
Balance as of December 31, 2020	$3.9	$880.0	$(99.9)	$6,890.1	$(1,765.2)	$(156.7)	$85.6	$5,837.8
Comprehensive Income:
Net Income	—	—	—	—	584.9	—	3.9	588.8
Other comprehensive income, net of tax	—	—	—	—	—	29.9	—	29.9
Dividends:
Common stock ($0.88 per share)	—	—	—	—	(345.5)	—	—	(345.5)
Preferred stock (See Note 13)	—	—	—	—	(55.1)	—	—	(55.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	236.7	236.7
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Stock issuances:
Equity Units	—	666.5	—	—	—	—	—	666.5
Employee stock purchase plan	—	—	—	5.0	—	—	—	5.0
Long-term incentive plan	—	—	—	11.8	—	—	—	11.8
401(k) and profit sharing	—	—	—	9.5	—	—	—	9.5
ATM Program	0.2	—	—	287.9	—	—	—	288.1
Balance as of December 31, 2021	$4.1	$1,546.5	$(99.9)	$7,204.3	$(1,580.9)	$(126.8)	$325.6	$7,272.9
Comprehensive Income:
Net Income (Loss)	—	—	—	—	804.1	—	(12.3)	791.8
Other comprehensive income, net of tax	—	—	—	—	—	89.7	—	89.7
Dividends:
Common stock ($0.94 per share)	—	—	—	—	(381.7)	—	—	(381.7)
Preferred stock (See Note 13)	—	—	—	—	(55.1)	—	—	(55.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	19.1	19.1
Distributions to noncontrolling interest	—	—	—	—	—	—	(6.0)	(6.0)
Stock issuances:
Employee stock purchase plan	—	—	—	5.2	—	—	—	5.2
Long-term incentive plan	—	—	—	14.3	—	—	—	14.3
401(k) and profit sharing	—	—	—	9.7	—	—	—	9.7
ATM Program	0.1	—	—	141.8	—	—	—	141.9
Balance as of December 31, 2022	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
(1)Series A, Series B, and Series C shares have an aggregate liquidation preference of $400M, $500M, and $863M, respectively. See Note 13, "Equity," for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (continued)

	Preferred	Common
(in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2020	440	386,099	(3,963)	382,136
Issued:
Employee stock purchase plan	—	236	—	236
Long-term incentive plan	—	385	—	385
401(k) and profit sharing plan	—	544	—	544
ATM Program	—	8,459	—	8,459
Balance as of December 31, 2020	440	395,723	(3,963)	391,760
Issued:
Equity Units	863	—	—	—
Employee stock purchase plan	—	209	—	209
Long-term incentive plan	—	418	—	418
401(k) and profit sharing plan	—	391	—	391
ATM Program	—	12,525	—	12,525
Balance as of December 31, 2021	1,303	409,266	(3,963)	405,303
Issued:
Employee stock purchase plan	—	186	—	186
Long-term incentive plan	—	375	—	375
401(k) and profit sharing plan	—	337	—	337
ATM Program	—	5,942	—	5,942
Balance as of December 31, 2022	1,303	416,106	(3,963)	412,143

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
D. Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, weather and reasonable and supportable forecasts. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. Our accounts receivable on the Consolidated Balance Sheets include unbilled revenue, less reserves. The reserve for uncollectible receivables is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determined the reserve based on historical collection experience, current market conditions and reasonable and supportable forecasts. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered. Refer to Note 3, "Revenue Recognition," for additional information on customer-related accounts receivable, including amounts related to unbilled revenues.
E.       Investments in Debt Securities. Our investments in debt securities are carried at fair value and are designated as available-for-sale. These investments are included within “Available-for-sale debt securities” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are recorded to accumulated other comprehensive income or loss. At each reporting period these investments are qualitatively and quantitatively assessed to determine whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. Impairments related to credit loss are recorded through an allowance for credit losses. Impairments that are not related to credit losses are included in other comprehensive income and are reflected in the Statements of Consolidated Income (Loss). No material impairment charges were recorded for the years ended December 31, 2022, 2021 or 2020. Refer to Note 18, "Fair Value," for additional information.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Non-utility property includes renewable generation assets owned by JVs of which we are the primary beneficiary and is generally depreciated on a straight-line basis over the life of the associated assets. Refer to Note 6, "Property, Plant and Equipment," for additional information related to depreciation expense.
For rate-regulated companies where provided for in rates, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. Our consolidated pre-tax rate for AFUDC was 3.4% in 2022, 3.3% in 2021 and 2.6% in 2020.
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
External and internal costs associated with on-premise computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. External and internal up-front implementation costs associated with cloud computing arrangements that are service contracts are deferred on the Consolidated Balance Sheets. Once the installed software is ready for its intended use, such deferred costs are amortized on a straight-line basis to "Operation and maintenance," over the minimum term of the contract plus contractually-provided renewal periods that are reasonable, expected to be exercised.
H.        Goodwill and Other Intangible Assets. Substantially all of our goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. We test our goodwill for impairment annually as of May 1, or more frequently if events and circumstances indicate that goodwill might be impaired. Fair value of our reporting units is determined using a combination of income and market approaches. See Note 7, "Goodwill," for additional information.
I.        Accounts Receivable Transfer Programs. Certain of our subsidiaries have agreements with third parties to transfer certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2022 and 2021 Consolidated Balance Sheets. When amounts are securitized, the short-term debt is recorded in the amount of proceeds received from the transferees involved in the transactions. Refer to Note 16, "Short-Term Borrowings," for further information.
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
K.           Inventory. Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for all of our regulated subsidiaries. Inventory valued using LIFO was $43.0 million and $44.9 million at December 31, 2022 and 2021, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was greater than the stated LIFO cost by $7.7 million at December 31, 2022 and was less than the stated LIFO cost by $13.6 million at December 31, 2021. As all LIFO inventory costs are collected from customers through our rate-regulated subsidiaries, no inventory impairment has been recorded. Gas inventory valued using the weighted average cost methodology was $488.7 million at December 31, 2022 and $282.4 million at December 31, 2021.
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
To the extent certain deferred income taxes of the regulated companies are recoverable or payable through future rates, regulatory assets and liabilities have been established. Regulatory assets for income taxes are primarily attributable to property-related tax timing differences for which deferred taxes had not been provided in the past when regulators did not recognize such taxes as costs in the rate-making process. Regulatory liabilities for income taxes are primarily attributable to the regulated companies’ obligation to refund to ratepayers deferred income taxes provided at rates higher than the current Federal income tax rate. Such property-related amounts are credited to ratepayers using either the average rate assumption method or the reverse South Georgia method. Non property-related amounts are credited to ratepayers consistent with state utility commission direction.
Pursuant to the Internal Revenue Code and relevant state taxing authorities, we and our subsidiaries file consolidated income tax returns for federal and certain state jurisdictions. We and our subsidiaries are parties to a tax sharing agreement. Income taxes recorded by each party represent amounts that would be owed had the party been separately subject to tax.
O.       Pension Remeasurement. We utilize a third-party actuary for the purpose of performing actuarial valuations of our defined benefit plans. Annually, as of December 31, we perform a remeasurement for our pension plans. Quarterly, we monitor for significant events, and if a significant event is identified, we perform a qualitative and quantitative assessment to determine if the resulting remeasurement would materially impact the NiSource financial statements. If material, an interim remeasurement is performed. We had one such interim remeasurement in the second quarter of 2022. See Note 12, "Pension and Other Postemployment Benefits," for additional information.
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

S.        VIEs and Allocation of Earnings. We fund a significant portion of our renewable generation assets through JVs with tax equity partners. We consolidate these JVs in accordance with ASC 810 as they are VIEs in which we hold a variable interest, and we control decisions that are significant to the JVs' ongoing operations and economic results (i.e., we are the primary beneficiary).
These JVs are subject to profit sharing arrangements in which the allocation of the JVs' cash distributions and tax benefits to members is based on factors other than members' relative ownership percentages. As such, we utilize the HLBV method to allocate proceeds to each partner at the balance sheet date based on the liquidation provisions of the related JV's operating agreement and adjusts the amount of the VIE's net income attributable to us and the noncontrolling tax equity member during the period.
In each reporting period, the application of HLBV to our consolidated VIEs results in a difference between the amount of profit from the consolidated JVs and the amount included in regulated rates. As discussed above in "F. Basis of Accounting for Rate-Regulated Subsidiaries," we are subject to the accounting and reporting requirements of ASC 980. In accordance with these principles, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation expense" on the Statements of Consolidated Income (Loss).
2.     Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
We have evaluated recently issued accounting pronouncements and do not believe any pronouncements will have a significant impact on our Consolidated Financial Statements or Notes to the Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements were effective upon issuance on March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic
848. During the third quarter of 2022, the company applied the practical expedient under Topic 848 which allowed for the continuation of cash flow hedge accounting for interest rate derivative contracts upon the transition from LIBOR to alternative reference rates. The application of this expedient had no material impact on the Consolidated Financial Statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This pronouncement requires certain annual disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2021. The company

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
adopted this pronouncement in the fourth quarter of 2022. The adoption of this pronouncement did not have an impact on the Notes to the Consolidated Financial Statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations. This pronouncement requires that a buyer in a supplier finance program disclose sufficient information to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This pronouncement is expected to improve financial reporting by requiring new disclosures about supplier finance programs, thereby allowing financial statement users to better consider the effect of such programs on an entity’s working capital, liquidity, and cash flows. This pronouncement is effective for fiscal years beginning after December 15, 2022. The company adopted this pronouncement as of January 1, 2023. We had no active supplier finance programs as of December 31, 2022.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Statements of Consolidated Income (Loss):

Year Ended December 31, 2022 (in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other(2)	Total
Customer Revenues(1)
Residential	$2,609.7	$592.4	$—	$3,202.1
Commercial	939.6	571.0	—	1,510.6
Industrial	220.6	560.6	—	781.2
Off-system	192.9	—	—	192.9
Miscellaneous	40.3	11.5	—	51.8
Total Customer Revenues	$4,003.1	$1,735.5	$—	$5,738.6
Other Revenues	4.1	95.4	12.5	112.0
Total Operating Revenues	$4,007.2	$1,830.9	$12.5	$5,850.6
(1)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
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
Other Revenues. As permitted by accounting principles generally accepted in the United States, regulated utilities have the ability to earn certain types of revenue that are outside the scope of ASC 606. These revenues primarily represent revenue earned under alternative revenue programs. Alternative revenue programs represent regulator-approved mechanisms that allow for the adjustment of billings and revenue for certain approved programs. We maintain a variety of these programs, including

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
demand side management initiatives that recover costs associated with the implementation of energy efficiency programs, as well as normalization programs that adjust revenues for the effects of weather or other external factors. Additionally, we maintain certain programs with future test periods that operate similarly to FERC formula rate programs and allow for recovery of costs incurred to replace aging infrastructure. When the criteria to recognize alternative revenue have been met, we establish a regulatory asset and present revenue from alternative revenue programs on the Statements of Consolidated Income (Loss) as “Other revenues”. When amounts previously recognized under alternative revenue accounting guidance are billed, we reduce the regulatory asset and record a customer account receivable.
Customer Accounts Receivable. Accounts receivable on our Consolidated Balance Sheets includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the year ended December 31, 2022, are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2021	$459.6	$337.0
Balance as of December 31, 2022	560.5	453.0
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of December 31, 2022 and December 31, 2021, are presented in the tables below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2022	$18.9	$3.8	$0.8	$23.5
Current period provisions	29.1	6.9	—	36.0
Write-offs charged against allowance	(52.1)	(5.3)	—	(57.4)
Recoveries of amounts previously written off	21.3	0.5	—	21.8
Balance as of December 31, 2022	$17.2	$5.9	$0.8	$23.9

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2021	$41.8	$9.7	$0.8	$52.3
Current period provisions	5.8	1.4	—	7.2
Write-offs charged against allowance	(46.7)	(7.7)	—	(54.4)
Recoveries of amounts previously written off	18.0	0.4	—	18.4
Balance as of December 31, 2021	$18.9	$3.8	$0.8	$23.5
In connection with the COVID-19 pandemic, certain state regulatory commissions instituted regulatory moratoriums that impacted our ability to pursue our standard credit risk mitigation practices. Following the issuance of these moratoriums, certain of our regulated operations have been authorized to recognize a regulatory asset for bad debt costs above levels currently recovered in rates. At the balance sheet date, in addition to our evaluation of the allowance for credit losses discussed above, we considered benefits available under governmental COVID-19 relief programs, the impact of unemployment benefits initiatives, and flexible payment plans being offered to customers affected by or experiencing hardship as a result of the pandemic, which could help to mitigate the potential for increasing customer account delinquencies. We also considered the on-time bill payment promotion and robust customer marketing strategy for energy assistance programs that we have implemented. Based upon this evaluation, we have concluded that the allowance for credit losses as of December 31, 2022 adequately reflected the collection risk and net realizable value of our receivables. See Note 9, "Regulatory Matters," for additional information on regulatory moratoriums and regulatory assets.
4.    Variable Interest Entities
A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. Refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. VIEs and Allocation of Earnings," for information on our accounting policy for the VIEs.
NIPSCO owns and operates two wind facilities, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO also owns one solar facility, which is expected to go into service in 2023, Indiana Crossroads Solar, which has 200 MW of nameplate capacity. We control decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that we are the primary beneficiary and have consolidated all three entities.
Members of the respective JVs are NIPSCO (who is the managing member) and tax equity partners. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash, and NIPSCO also assumed an obligation to the developers of the wind facilities representing the remaining economic interest. The developers of the wind facilities are not a partner in the JV for federal income tax purposes and do not receive any share of earnings, tax attributes, or cash flows of each JV. Once the tax equity partner has earned their negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the respective JV. NIPSCO has an obligation to purchase, through a PPA at established market rates, 100% of the electricity generated by the JVs.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table displays the total contributions paid and obligations incurred in the periods presented:

(in millions)	December 31, 2022	December 31, 2021	December 31, 2020
NIPSCO Cash Contributions	$151.8	$2.8	$0.7
Tax Equity Partner Cash Contributions	21.2	245.1	86.1
NIPSCO's Obligation to Developer(1)	—	277.5	69.7
Total Contributions	$173.0	$525.4	$156.5
(1) Outstanding amounts in "Obligations to renewable generation asset developer" in the Consolidated Balance Sheets.
We did not provide any financial or other support during the year that was not previously contractually required, nor do we expect to provide such support in the future.
Our Consolidated Balance Sheets included the following assets and liabilities associated with VIEs.

(in millions)	December 31, 2022	December 31, 2021
Net Property, Plant and Equipment	$978.5	$695.9
Current assets	25.7	14.3
Total assets(1)	1,004.2	710.2
Current liabilities	128.2	10.0
Asset retirement obligations	30.6	20.5
Total liabilities	$158.8	$30.5
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEss do not have recourse to the general credit of the primary beneficiary.
5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the years ended December 31, 2022 and 2021 using the if-converted method under US GAAP. This method assumes conversion at the beginning of the reporting period, or at time of issuance, if later. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the stock price falls below the initial reference price of $24.51, subject to anti-dilution adjustments, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 13, "Equity." Conversely, if the stock price is above the initial reference price of $24.51, subject to anti-dilution adjustments, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in 2022 and 2021, net of tax, related to the purchase contracts.
We adopted ASU 2020-06 on January 1, 2022, which resulted in additional dilution from our Equity Units by requiring us to assume share settlement of the remaining purchase contract payment balance based on the average share price during the period.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units are contingently convertible as the conversion is contingent on a successful remarketing as described in Note 13, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of December 31, 2022 and 2021, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the years ended December 31, 2022 and 2021.

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
For the year ended December 31, 2020, we had a net loss on the Statements of Consolidated Income (Loss) during the period, and any potentially dilutive shares would have had an anti-dilutive impact on EPS. The following table presents the calculation of our basic and diluted EPS:

Year Ended December 31, (in millions, except per share amounts)	2022	2021	2020
Numerator:
Net Income (Loss) Available to Common Shareholders - Basic	$749.0	$529.8	$(72.7)
Dilutive effect of Equity Units	2.0	1.6	—
Net Income (Loss) Available to Common Shareholders - Diluted	$751.0	$531.4	$(72.7)
Denominator:
Average common shares outstanding - Basic	407.1	393.6	384.3
Dilutive potential common shares:
Equity Units purchase contracts	30.2	22.0	—
Equity Units purchase contract payment balance	3.2	—	—
Shares contingently issuable under employee stock plans	0.9	0.8	—
Shares restricted under employee stock plans	0.5	0.3	—
ATM Forward agreements	0.8	0.6	—
Average Common Shares - Diluted	442.7	417.3	384.3
Earnings per common share:
Basic	$1.84	$1.35	$(0.19)
Diluted	$1.70	$1.27	$(0.19)

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
6.    Property, Plant and Equipment
Our property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2022	2021
Property, Plant and Equipment
Gas Distribution Utility(1)	$16,576.4	$15,240.6
Electric Utility(1)	7,162.4	6,754.9
Corporate	271.7	217.8
Construction Work in Process	1,398.2	808.0
Renewable Generation Assets(2)	702.2	702.4
Non-Utility and Other	1,440.4	1,447.6
Total Property, Plant and Equipment	$27,551.3	$25,171.3
Accumulated Depreciation and Amortization
Gas Distribution Utility(1)	$(3,678.1)	$(3,490.2)
Electric Utility(1)	(2,557.4)	(2,433.1)
Corporate	(160.0)	(132.2)
Renewable Generation Assets(2)	(29.7)	(6.5)
Non-Utility and Other	(1,283.5)	(1,227.5)
Total Accumulated Depreciation and Amortization	$(7,708.7)	$(7,289.5)
Net Property, Plant and Equipment	$19,842.6	$17,881.8
(1)NIPSCO’s common utility plant and associated accumulated depreciation and amortization are allocated between Gas Distribution Utility and Electric Utility Property, Plant and Equipment.
(2)Our renewable generation assets are part of our electric segment and represent Non-Utility Property, owned and operated by JVs between NIPSCO and unrelated tax equity partners, and depreciated straight-line over 30 years. Refer to Note 4, "Variable Interest Entities," for additional information.

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
The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Electric Operations	3.1%	3.4%	3.4%
Gas Distribution Operations	2.3%	2.2%	2.3%

We recognized depreciation expense of $685.0 million, $672.1 million and $655.6 million for the years ended 2022, 2021 and 2020, respectively. The 2022 and 2021 depreciation expense amounts include an $11.0 million and $5.3 million increase related to the regulatory deferral of income (loss) associated with our JVs, which is not included in current rates. See Note 9, "Regulatory Matters," for additional details.
Amortization of on-premise Software Costs. We amortized $53.1 million, $49.4 million and $56.7 million in 2022, 2021 and 2020, respectively, related to software recorded as intangible assets. Our unamortized software balance was $190.1 million and $181.8 million at December 31, 2022 and 2021, respectively.
Amortization of Cloud Computing Costs. We amortized $11.1 million, $10.0 million and $3.4 million in 2022, 2021 and 2020, respectively, related to cloud computing costs to "Operation and maintenance" expense. Our unamortized cloud computing balance was $45.7 million and $42.4 million at December 31, 2022 and 2021, respectively.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
7.    Goodwill
Substantially all of our goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. Our goodwill balance was $1,485.9 million as of December 31, 2022 and 2021. All our goodwill has been allocated to our Gas Distribution Operations segment.
For our annual goodwill impairment analysis performed as of May 1, 2022, we completed a qualitative "step 0" assessment and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to the baseline "step 1" fair value measurement performed May 1, 2020.
8.    Asset Retirement Obligations
We have recognized asset retirement obligations associated with various legal obligations including costs to remove and dispose of certain construction materials located within many of our facilities (including our JV facilities), certain costs to retire pipeline, removal costs for certain underground storage tanks, removal of certain pipelines known to contain PCB contamination, closure costs for certain sites including ash ponds, solid waste management units and a landfill, as well as some other nominal asset retirement obligations. We also have an obligation associated with the decommissioning of our two hydro facilities located in Indiana. These hydro facilities have an indeterminate life, and as such, no asset retirement obligation has been recorded.
Changes in our liability for asset retirement obligations for the years 2022 and 2021 are presented in the table below:

(in millions)	2022	2021
Beginning Balance	$512.4	$495.6
Accretion recorded as a regulatory asset/liability	17.1	16.0
Additions	9.5	23.2
Settlements	(22.3)	(11.2)
Change in estimated cash flows	(3.2)	(11.2)
Ending Balance	$513.5	$512.4

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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2022	2021
Regulatory Assets
Unrecognized pension and other postretirement benefit costs (see Note 12)	$607.5	$512.1
Deferred pension and other postretirement benefit costs (see Note 12)	72.2	74.8
Environmental costs (see Note 19-E.)	41.4	45.8
Regulatory effects of accounting for income taxes (see Note 1-N. and Note 11)	158.0	194.8
Under-recovered gas and fuel costs (see Note 1-J.)	85.5	73.6
Depreciation	191.3	177.5
Post-in-service carrying charges	251.5	237.9
Safety activity costs	200.7	171.9
DSM programs	37.5	39.2
Retired coal generating stations	744.0	803.9
Losses on commodity price risk programs (See Note 10)	10.0	9.6
Deferred property taxes	68.5	65.1
Renewable energy investments (See Note 1-S. and Note 4)	37.7	18.5
Other	75.0	67.5
Total Regulatory Assets	$2,580.8	$2,492.2
Less: Current Portion	233.2	206.2
Total Noncurrent Regulatory Assets	$2,347.6	$2,286.0
Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2022	2021
Regulatory Liabilities
Over-recovered gas and fuel costs (see Note 1-J.)	$20.6	$5.4
Cost of removal (see Note 8)	675.9	749.5
Regulatory effects of accounting for income taxes (see Note 1-N. and Note 11)	996.3	1,040.8
Deferred pension and other postretirement benefit costs (see Note 12)	66.8	75.9
Gains on commodity price risk programs (See Note 10)	90.0	34.2
Customer Assistance Programs	32.9	13.2
Rate Refunds	51.4	8.2
Other	78.7	52.8
Total Regulatory Liabilities	$2,012.6	$1,980.0
Less: Current Portion	236.8	137.4
Total Noncurrent Regulatory Liabilities	$1,775.8	$1,842.6
Regulatory assets, including under-recovered gas and fuel costs and depreciation, of approximately $1,324.7 million and $1,207.0 million as of December 31, 2022 and 2021, respectively, are not earning a return on investment. These costs are recovered over a remaining life, the longest of which is 50 years.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Deferred pension and other postretirement benefit costs. Primarily relates to the difference between defined benefit plan expense recorded by certain subsidiaries due to regulatory orders and the corresponding expense that would otherwise be recorded in accordance with GAAP. The majority of these amounts are driven by Columbia of Ohio. On January 26, 2023, the PUCO approved the joint stipulation in Columbia of Ohio's rate case. In the stipulation, Columbia agreed to forego the continuation of its pension and OPEB deferral prospectively as of March 31, 2021. Amounts deferred as of March 31, 2021 will be included in base rates.
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
Depreciation. Represents differences between depreciation expense incurred on a GAAP basis and that prescribed through regulatory order. The majority of this balance is driven by Columbia of Ohio's IRP and CEP deferrals, however, starting in March 2023, the majority of these costs will be in base rates.
Post-in-service carrying charges. Represents deferred debt-based carrying charges incurred on certain assets placed into service but not yet included in customer rates. The majority of this balance is driven by Columbia of Ohio's IRP and CEP deferrals, however, starting in March 2023, the majority of these costs will be in base rates.
Safety activity costs. Represents the difference between costs incurred by certain of our subsidiaries in eligible safety programs in compliance with PHMSA regulations in excess of those being recovered in rates. The majority of this balance is driven by Columbia of Ohio, which will begin recovery in March 2023 through base rates.
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
Deferred property taxes. Represents the deferral and under collection of property taxes in the rate making process for Columbia of Ohio and is driven by the IRP and CEP deferrals, however, starting in March 2023, the majority of these costs will be in base rates.
Renewable energy investments. Represents the regulatory deferral of certain amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. These amounts will be collected through base rates over the life of the renewable generating assets to which they relate. Refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. VIEs and Allocation of Earnings," for additional information. Renewable energy formation and developer costs are also included in this regulatory asset.
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
Regulatory effects of accounting for income taxes. Represents amounts owed to customers for deferred taxes collected at a higher rate than the current statutory rates and liabilities associated with accelerated tax deductions owed to customers. Balance includes excess deferred taxes recorded upon implementation of the TCJA in December 2017, net of amounts amortized through 2022.
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
Customer Assistance Programs. Represents the difference between the eligible customer assistance program costs and collections, which will be refunded to customers.
Rate Refunds. Represents supplier refunds received by the company that are owed to customers and will be remitted.
NIPSCO change in accounting estimate
As part of the NIPSCO Gas Settlement and Stipulation Agreement filed on March 2, 2022, NIPSCO Gas agreed to change the depreciation methodology for its calculation of depreciation rates, which reduces depreciation expense and subsequent revenues and cash flows. An order was received on July 27, 2022 approving the rate case and rates were effective as of September 1, 2022. NIPSCO has proposed a similar change in depreciation methodology in its pending electric base rate case.
Columbia of Ohio regulatory filing update
On Wednesday, April 6, 2022, the PUCO Staff issued its Staff Report in Columbia of Ohio's base rate case, filed on June 21, 2021, which was filed in conjunction with applications for an alternative rate plan, approval of certain deferral authority, and updates to certain riders. Columbia of Ohio's application requested a net rate increase approximating a 21.3% or $221.4 million increase in revenue per year. On October 31, 2022, Columbia of Ohio filed a joint stipulation and recommendation with certain parties to settle the base rate case. The joint stipulation and recommendation includes a rate increase of 7.97%, or $68.2 million and includes adjustments to plant assets, pension expenses, environmental remediation costs and other operations and maintenance expenses. The joint stipulation and recommendation also proposes to extend both of Columbia of Ohio's capital investment riders, the IRP and CEP, for capital invested through the 2026 calendar year. Columbia of Ohio recorded the material effects of the joint stipulation in the fourth quarter. On January 26, 2023, the PUCO approved the joint stipulation and recommendation.
Regulatory deferral related to renewable energy investments
The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation expense" on the Statements of Consolidated Comprehensive Income (Loss). Refer to Note 4, "Variable Interest Entities," and Note 6, "Property, Plant and Equipment," for additional information.
FAC Adjustment
As ordered by the IURC on June 15, 2022, NIPSCO is required to refund to customers $8.0 million of over-collected fuel costs. The remaining refund is recorded as a regulatory liability on the Consolidated Balance Sheets and is expected to be refunded in 2023.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
COVID-19 Regulatory Filings
In response to COVID-19, we received approvals or directives from the regulatory commissions in the states in which we operate. The ongoing impacts of these approvals or directives are described in the table below:

Jurisdiction	Regulatory Asset balance as of December 31, 2022 (in millions)	Regulatory Asset balance as of December 31, 2021 (in millions)	Deferred COVID-19 Costs
Columbia of Ohio	$—	$2.1	Incremental operation and maintenance expenses
NIPSCO	$2.1	$2.2	Incremental bad debt expense and the costs to implement the requirements of the COVID-19 related order
Columbia of Pennsylvania	$2.8	$5.2	Incremental bad debt expense incurred from March 13, 2020 through December 29, 2021, above levels currently in rates
Columbia of Virginia	$1.9	$1.5	Incremental incurred costs, including incremental bad debt expense
Columbia of Maryland	$1.3	$0.9
Incremental costs (including incremental bad debt expense) incurred to ensure that customers have essential utility service during the state of emergency in Maryland. Such incremental costs must be offset by any benefit received in connection with the pandemic

On January 26, 2023, the PUCO approved the joint stipulation in Columbia of Ohio's rate case. As part of this stipulation, Columbia agreed to forego recovery of its deferred COVID-19 costs.
The Pennsylvania PUC lifted its prior pandemic-related moratorium on service terminations for non-payments of utility bills beginning April 1, 2021. In CPA's recent rate case order, total COVID-19 deferrals were updated with the remaining balance being amortized over a four-year period.
For Columbia of Virginia, the moratorium on non-residential disconnections ended on October 6, 2020, and the moratorium on residential disconnections and late payment fees ended on August 30, 2021.
In connection with the Maryland Relief Act and the order issued by the PSC of Maryland on June 15, 2021, Columbia of Maryland received approximately $0.8 million of assistance that was applied to customer accounts in August 2021. Columbia of Maryland's recent rate case order includes continued amortization of operation and maintenance expenses. All termination moratoriums will be lifted after April 1, 2023 and normal collections procedures will be resumed.
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
Risk management assets and liabilities on our derivatives are presented on the Consolidated Balance Sheets as shown below:

	December 31, 2022		December 31, 2021
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives designated as hedging instruments	$—	$—	$—	$136.4
Derivatives not designated as hedging instruments	18.8	1.1	10.6	0.4
Total	$18.8	$1.1	$10.6	$136.8
Noncurrent(2)
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	66.0	1.9	13.8	7.4
Total	$66.0	$1.9	$13.8	$7.4
(1) Presented in "Prepayments and other" and "Other accruals", respectively, on the Consolidated Balance Sheets.
(2) Presented in "Deferred charges and other" and "Other noncurrent liabilities", respectively, on the Consolidated Balance Sheets.

Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at December 31, 2022. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $81.8 million and $16.6 million at December 31, 2022 and 2021, respectively.

Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. As of December 31, 2022 and 2021, we had 99.0 MMDth and 124.5 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO’s average annual GCA purchase volume. As of December 31, 2022, the remaining terms of these instruments range from one to five years.
All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism. These instruments are not designated as hedging instruments. Refer to Note 9, "Regulatory Matters," for additional information.
Derivatives Designated as Hedging Instruments
Interest rate risk management. As of December 31, 2022, we have no forward-starting interest rate swaps outstanding.
On June 7, 2022, we settled a $250.0 million forward-starting interest rate swap agreement contemporaneously with the issuance of $350.0 million of 5.00% senior unsecured notes maturing in 2052. The derivative contract was accounted for as a cash flow hedge. As part of the transaction, the associated net unrealized gain position of $10.2 million is being amortized from AOCI into interest expense over the life of the associated debt. Refer to Note 15, "Long-Term Debt," for additional information.
On December 21, 2022, we settled a $250.0 million forward-starting interest rate swap agreement that was designated as a cash flow hedge. As part of the transaction, the associated net unrealized gain position of $10.0 million was recognized immediately

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
in "Other, net" on the Statements of Consolidated Income (Loss) due to the probability that the forecasted borrowing transaction would no longer occur.
Cash flow hedges included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets were:

(in millions)	AOCI(1)	Gain Expected to be Reclassified to Earnings During the Next 12 Months(1)	Maximum Term
Interest Rate	$(12.6)	(0.3)	353 months
(1) All amounts are net of tax.
The net gain related to these swaps are recorded to AOCI. We amortize the net gain over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial in 2022, 2021 and 2020 and are recorded in "Interest expense, net" on the Statements of Consolidated Income (Loss).
There were no amounts excluded from effectiveness testing for derivatives in cash flow hedging relationships at December 31, 2021 and 2020.
Our derivative instruments measured at fair value as of December 31, 2022 and 2021 did not contain any credit-risk-related contingent features. Cash flows for derivative financial instruments are generally classified as operating activities.
11.    Income Taxes
Income Tax Expense. The components of income tax expense (benefit) were as follows:

Year Ended December 31, (in millions)	2022	2021	2020
Income Taxes
Current
Federal	$0.4	$(0.1)	$0.2
State	7.3	6.0	11.7
Total Current	7.7	5.9	11.9
Deferred
Federal	181.0	99.2	(0.4)
State	(23.0)	13.8	(27.4)
Total Deferred	158.0	113.0	(27.8)
Deferred Investment Credits	(1.1)	(1.1)	(1.2)
Income Taxes	$164.6	$117.8	$(17.1)

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Statutory Rate Reconciliation. The following table represents a reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense from continuing operations:

Year Ended December 31, (in millions)	2022		2021		2020
Book income (loss) before income taxes	$956.4		$706.6		$(31.3)
Tax expense (benefit) at statutory federal income tax rate	200.8	21.0%	148.3	21.0%	(6.6)	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	4.5	0.5	14.1	2.0	(11.7)	37.4
Amortization of regulatory liabilities	(38.5)	(4.0)	(39.1)	(5.5)	(38.4)	122.7
Fines and penalties	0.3	—	—	—	11.8	(37.7)
Employee stock ownership plan dividends and other compensation	(1.2)	(0.1)	(1.2)	(0.2)	(1.3)	4.2
Deferred taxes on TCJA regulatory liability divested	—	—	—	—	23.3	(74.5)
Tax accrual adjustments	0.2	—	(0.1)	—	8.9	(28.4)
Federal tax credits	(2.3)	(0.2)	(2.1)	(0.3)	(2.5)	8.0
Other adjustments	0.8	—	(2.1)	(0.3)	(0.6)	1.9
Income Taxes	$164.6	17.2%	$117.8	16.7%	$(17.1)	54.6%
The difference in tax expense year-over-year has a relative impact on the effective tax rate proportional to pretax income or loss. The 0.5% increase in effective tax rate in 2022 versus 2021 was primarily due to decreased amortization of excess deferred income taxes, offset by the state jurisdictional mix of pre-tax income in 2022 tax effected at statutory tax rates, and the reduction of the Pennsylvania corporate income tax rate.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Net Deferred Income Tax Liability Components. Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of our net deferred tax liability were as follows:

At December 31, (in millions)	2022	2021
Deferred tax liabilities
Accelerated depreciation and other property differences	$2,527.9	$2,454.4
Other regulatory assets	348.4	308.6
Total Deferred Tax Liabilities	2,876.3	2,763.0
Deferred tax assets
Other regulatory liabilities and deferred investment tax credits (including TCJA)	294.3	284.7
Pension and other postretirement/postemployment benefits	124.7	104.8
Net operating loss carryforward and AMT credit carryforward	491.0	545.9
Environmental liabilities	20.7	22.2
Other accrued liabilities	55.9	42.1
Other, net	43.0	111.7
Total Deferred Tax Assets	1,029.6	1,111.4
Valuation Allowance	(7.8)	(7.8)
Net Deferred Tax Assets	1,021.8	1,103.6
Net Deferred Tax Liabilities	$1,854.5	$1,659.4
At December 31, 2022, we have federal net operating loss carryforwards of $410.0 million (tax effected). The federal net operating loss carryforwards are available to offset taxable income and will begin to expire in 2036. We believe it is more likely than not that we will realize the benefit from the federal net operating loss carryforwards.
We also have $73.2 million (tax effected, net of federal benefit) of state net operating loss carryforwards. Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire in 2028.
We believe it is more likely than not that a portion of the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $7.8 million (net) on the deferred tax assets related to sale of Massachusetts Business assets reflected in the state net operating loss carryforward presented above.
Unrecognized Tax Benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

At December 31, 2022, (in millions)	2022	2021	2020
Opening Balance	$21.7	$21.7	$23.2
Gross decreases - tax positions in prior period	—	—	(1.5)
Gross increases - current period tax positions	—	—	—
Ending Balance	$21.7	$21.7	$21.7
Offset for net operating loss carryforwards	(21.7)	(21.7)	(21.7)
Balance, Less Net Operating Loss Carryforwards	$—	$—	$—
We present accrued interest on unrecognized tax benefits, accrued interest on other income tax liabilities and tax penalties in "Income Taxes" on our Statements of Consolidated Income (Loss). Interest expense recorded on unrecognized tax benefits and other income tax liabilities was immaterial for all periods presented. There were no accruals for penalties recorded in the Statements of Consolidated Income (Loss) for the years ended December 31, 2022, 2021 and 2020, and there were no balances for accrued penalties recorded on the Consolidated Balance Sheets as of December 31, 2022 and 2021.
We are subject to income taxation in the United States and various state jurisdictions, primarily Indiana, Pennsylvania, Kentucky, Massachusetts, Maryland and Virginia.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We participate in the IRS CAP, which provides the opportunity to resolve tax matters with the IRS before filing each year's consolidated federal income tax return. As of December 31, 2022, tax years through 2021 have been audited and are effectively closed to further assessment. The Company has transitioned to the Bridge Phase of the IRS CAP for the year ended December 31, 2022, which will remain open until an audit is completed or the statute of limitation expires.
The statute of limitations in each of the state jurisdictions in which we operate remains open between 3-4 years from the date the state income tax returns are filed. As of December 31, 2022, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.
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
As of December 31, 2022 and December 31, 2021, the acceptable minimum and maximum ranges established by the policy for the pension and other postretirement benefit plans are as follows:

December 31, 2022	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	7%	27%	0%	55%
International Equities	3%	13%	0%	25%
Fixed Income	69%	81%	20%	100%
Real Estate	0%	3%	0%	0%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

December 31, 2021	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	7%	27%	0%	55%
International Equities	3%	13%	0%	25%
Fixed Income	69%	81%	20%	100%
Real Estate	0%	3%	0%	0%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%
The actual Pension Plan and Postretirement Plan Asset Mix at December 31, 2022 and December 31, 2021 are as follows:

	Defined Benefit Pension Assets(1)	December 31, 2022	Postretirement Benefit Plan Assets	December 31, 2022
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$231.1	16.2%	$86.9	38.6%
International Equities	119.0	8.4%	36.6	16.3%
Fixed Income	1,004.3	70.6%	94.7	42.1%
Real Estate	5.0	0.3%	—	—
Cash/Other	63.4	4.5%	6.7	3.0%
Total	$1,422.8	100.0%	$224.9	100.0%

	Defined Benefit Pension Assets(1)	December 31, 2021	Postretirement Benefit Plan Assets	December 31, 2021
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$324.3	16.4%	$118.6	40.4%
International Equities	150.9	7.6%	50.5	17.2%
Fixed Income	1,382.3	69.7%	118.8	40.4%
Real Estate	37.2	1.9%	—	—
Cash/Other	87.0	4.4%	5.8	2.0%
Total	$1,981.7	100.0%	$293.7	100.0%
(1)Total includes accrued dividends and pending trades with brokers.
The categorization of investments into the asset classes in the tables above are based on definitions established by the Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the pension and other postretirement benefits investment assets at fair value as of December 31, 2022 and 2021. Assets are classified in their entirety based on the observability of inputs used in determining the fair value measurement. There were no investment assets in the pension and other postretirement benefits trusts classified within Level 3 for the years ended December 31, 2022 and 2021.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We use the following valuation techniques to determine fair value. For the year ended December 31, 2022, there were no significant changes to valuation techniques to determine the fair value of our pension and other postretirement benefits' assets.
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
Not Classified
Commingled funds, private equity limited partnerships and real estate partnerships are not classified within the fair value hierarchy. Instead, these assets are measured at estimated fair value using the net asset value per share of the investments. Commingled funds' underlying assets are principally marketable equity and fixed income securities. Units held in commingled funds are valued at the unit value as reported by the investment managers. Private equity funds invest capital in non-public companies and real estate funds invest in commercial and distressed real estate directly or through related debt instruments. The fair value of these investments is determined by reference to the funds’ underlying assets.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Fair Value Measurements at December 31, 2022:

(in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$2.5	$2.0	$0.5	$—
Equity securities
International equities	0.5	0.5	—	—
Fixed income securities
Government	316.3	—	316.3	—
Corporate	407.8	—	407.8	—
Mortgages/ Asset Backed Securities	2.3	—	2.3	—
Other fixed income	1.9	1.9	—	—
Mutual Funds
U.S. multi-strategy	97.4	97.4	—	—
International equities	29.0	29.0	—	—
Fixed income	0.2	0.2	—	—
Private equity limited partnerships(3)
U.S. multi-strategy(1)	6.3	—	—	—
International multi-strategy(2)	2.3	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(3)	5.0	—	—	—
Commingled funds(3)
Short-term money markets	46.2	—	—	—
U.S. equities	133.7	—	—	—
International equities	89.6	—	—	—
Fixed income	275.9	—	—	—
Pension plan assets subtotal	$1,417.0	$131.0	$726.9	$—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	76.2	76.2	—	—
International equities	16.3	16.3	—	—
Fixed income	94.7	94.7	—	—
Commingled funds(3)
Short-term money markets	17.4	—	—	—
U.S. equities	10.7	—	—	—
International equities	20.3	—	—	—
Other postretirement benefit plan assets subtotal	$235.6	$187.2	$—	$—
Due to brokers, net(4)	(2.0)	—	(2.0)	—
Receivables/payables	(10.7)	—	(10.7)	—
Accrued income/dividends	7.8	7.8	—	—
Total pension and other postretirement benefit plan assets	$1,647.7	$326.0	$714.2	$—
(1)This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, growth capital, special situations and secondary markets, primarily inside the United States.
(2)This class includes limited partnerships/fund of funds that invest a in diverse portfolio of private equity strategies, including buy-outs, growth capital, special situations and secondary markets, primarily outside the United States.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
(3)This class of investments is measured at fair value using the net asset value per share and has not been classified in the fair value hierarchy.
(4)This class represents pending trades with brokers.
The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2022:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$63.6	$—	Daily	1 day
U.S. equities	144.4	—	Daily	1 day - 5 days
International equities	109.9	—	Monthly	10 days-30 days
Fixed income	275.9	—	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	13.7	11.6	N/A	N/A
Total	$607.5	$11.6
(1)Private equity and real estate limited partnerships typically call capital over a 3-5 year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 0-15 years, and these investments typically cannot be redeemed prior to liquidation.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Fair Value Measurements at December 31, 2021:

(in millions)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$10.3	$9.7	$0.6	$—
Equity securities
International equities	0.5	0.5	—	—
Fixed income securities
Government	387.3	—	387.3	—
Corporate	645.9	—	645.9	—
Mutual Funds
U.S. multi-strategy	128.4	128.4	—	—
International equities	38.7	38.7	—	—
Private equity limited partnerships(3)
U.S. multi-strategy(1)	10.9	—	—	—
International multi-strategy(2)	4.5	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(3)	37.2	—	—	—
Commingled funds(3)
Short-term money markets	55.0	—	—	—
U.S. equities	195.9	—	—	—
International equities	111.7	—	—	—
Fixed income	349.1	—	—	—
Pension plan assets subtotal	$1,975.5	$177.3	$1,033.8	$—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	103.8	103.8	—	—
International equities	24.4	24.4	—	—
Fixed income	118.5	118.5	—	—
Commingled funds(3)
Short-term money markets	5.8	—	—	—
U.S. equities	14.8	—	—	—
International equities	26.1	—	—	—
Other postretirement benefit plan assets subtotal	$293.4	$246.7	$—	$—
Due to brokers, net(4)	(1.8)	—	(1.8)	—
Receivables/payables	0.3	—	0.3	—
Accrued income/dividends	8.0	8.0	—	—
Total pension and other postretirement benefit plan assets	$2,275.4	$432.0	$1,032.3	$—
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2021:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$60.8	$—	Daily	1 day
U.S. equities	210.7	—	Daily	1 day -5 days
International equities	137.8	—	Monthly	10 days - 30 days
Fixed income	349.1	—	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	20.4	12.1	N/A	N/A
Total	$778.8	$12.1
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Our Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in our Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2022	2021	2022	2021
Change in projected benefit obligation(1)
Benefit obligation at beginning of year	$1,852.4	$2,058.4	$556.2	$590.8
Service cost	27.8	30.2	6.5	6.2
Interest cost	40.5	31.4	12.0	9.9
Plan participants’ contributions	—	—	4.1	4.2
Plan amendments	0.2	—	2.1	0.1
Actuarial gain(2)	(318.7)	(68.7)	(89.9)	(14.8)
Benefits paid	(174.8)	(198.9)	(42.3)	(40.6)
Estimated benefits paid by incurred subsidy	—	—	0.3	0.4
Projected benefit obligation at end of year	$1,427.4	$1,852.4	$449.0	$556.2
Change in plan assets
Fair value of plan assets at beginning of year	$1,981.7	$2,117.7	$293.7	$286.4
Actual return on plan assets	(386.8)	58.9	(51.9)	23.9
Employer contributions	2.7	4.0	21.3	19.8
Plan participants’ contributions	—	—	4.1	4.2
Benefits paid	(174.8)	(198.9)	(42.3)	(40.6)
Fair value of plan assets at end of year	$1,422.8	$1,981.7	$224.9	$293.7
Funded Status at end of year	$(4.6)	$129.3	$(224.1)	$(262.5)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	18.3	159.3	—	—
Current liabilities	(2.6)	(2.8)	(1.0)	(1.0)
Noncurrent liabilities	(20.3)	(27.2)	(223.1)	(261.5)
Net amount recognized at end of year(3)	$(4.6)	$129.3	$(224.1)	$(262.5)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability(4)
Unrecognized prior service credit	$0.4	$0.3	$(3.4)	$(7.8)
Unrecognized actuarial loss	564.2	438.0	64.0	88.5
Net amount recognized at end of year	$564.6	$438.3	$60.6	$80.7
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
(4)We determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $607.5 million and zero, respectively, as of December 31, 2022, and $512.1 million and zero, respectively, as of December 31, 2021 that would otherwise have been recorded to accumulated other comprehensive loss.
Our accumulated benefit obligation for our pension plans was $1,416.8 million and $1,834.4 million as of December 31, 2022 and 2021, respectively. The accumulated benefit obligation at each date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
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
Information for pension plans with a projected benefit obligation in excess of plan assets:

	December 31,
	2022	2021
Accumulated Benefit Obligation	$22.9	$30.0
Funded Status
Projected Benefit Obligation	22.9	30.0
Funded Status of Underfunded Pension Plans at End of Year(1)	$(22.9)	$(30.0)
(1)As of December 31, 2022 and 2021, only our nonqualified plans were underfunded. These plans have no assets as they are not funded until benefits are paid.
Information for pension plans with plan assets in excess of the projected benefit obligation:

	December 31,
	2022	2021
Accumulated Benefit Obligation	$1,393.8	$1,804.3
Funded Status
Projected Benefit Obligation	1,404.5	1,822.4
Fair Value of Plan Assets	1,422.8	1,981.7
Funded Status of Overfunded Pension Plans at End of Year	$18.3	$159.3
Our pension plans were underfunded, in aggregate, by $4.6 million at December 31, 2022 compared to being overfunded by $129.3 million at December 31, 2021. The decline in the funded status was primarily due to unfavorable asset returns offset by an increase in discount rates. We contributed $2.7 million and $4.0 million to our pension plans in 2022 and 2021, respectively.
Our other postretirement benefit plans were underfunded by $224.1 million at December 31, 2022 compared to being underfunded by $262.5 million at December 31, 2021. The improvement in funded status was primarily due to increased discount rates offset by unfavorable asset returns. We contributed $21.3 million and $19.8 million to our other postretirement benefit plans in 2022 and 2021, respectively.
In 2022 and 2021, some of our qualified pension plans paid lump sum payouts in excess of the respective plan's service cost plus interest cost, thereby meeting the requirement for settlement accounting. We recorded settlement charges of $12.4 million and $11.4 million in 2022 and 2021, respectively. Net periodic pension benefit cost increased by $5.7 million and $4.0 million in 2022 and 2021, respectively, as the result of the remeasurement.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for our various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	5.14%	2.76%	5.17%	2.85%
Rate of Compensation Increases	4.00%	4.00%	N/A	N/A
Interest Crediting Rates	4.00%	4.00%	N/A	N/A
Health Care Trend Rates
Trend for Next Year	N/A	N/A	6.69%	6.20%
Ultimate Trend	N/A	N/A	4.75%	4.50%
Year Ultimate Trend Reached	N/A	N/A	2032	2030
We expect to make contributions of approximately $2.6 million to our pension plans and approximately $23.7 million to our postretirement medical and life plans in 2023.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits	Federal Subsidy Receipts
Year(s)
2023	$150.5	$38.9	$0.4
2024	145.2	38.5	0.2
2025	141.2	37.8	0.2
2026	133.8	36.9	0.2
2027	128.1	36.4	0.2
2028-2032	563.2	172.0	0.9
The following table provides the components of the plans’ actuarially determined net periodic benefits cost for each of the three years ended December 31, 2022, 2021 and 2020:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$27.8	$30.2	$32.0	$6.5	$6.2	$6.6
Interest cost	40.5	31.4	51.6	12.0	9.9	15.4
Expected return on assets	(90.8)	(101.6)	(111.6)	(16.2)	(15.3)	(14.4)
Amortization of prior service cost (credit)	0.1	0.1	0.7	(2.2)	(2.2)	(2.1)
Recognized actuarial loss	20.3	21.7	33.8	2.6	4.6	4.9
Settlement/curtailment loss	12.4	11.4	10.5	—	—	1.5
Total Net Periodic Benefits (Income) Cost	$10.3	$(6.8)	$17.0	$2.7	$3.2	$11.9
(1)Service cost is presented in "Operation and maintenance" on the Statements of Consolidated Income (Loss). Non-service cost components are presented within "Other, net."

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for our various plans:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount rate - service cost	3.08%	2.81%	3.39%	3.21%	3.00%	3.52%
Discount rate - interest cost	2.11%	1.57%	2.65%	2.24%	1.73%	2.76%
Expected Long-Term Rate of Return on Plan Assets	4.80%	5.20%	5.70%	5.72%	5.50%	5.67%
Rate of Compensation Increases	4.00%	4.00%	4.00%	N/A	N/A	N/A
Interest Crediting Rates	4.00%	4.00%	4.00%	N/A	N/A	N/A
We assumed a 4.80% and 5.72% rate of return on pension and other postretirement plan assets, respectively, for our calculation of 2022 pension benefits and other postretirement benefits costs. These rates were primarily based on asset mix and historical rates of return and were adjusted in 2022 due to anticipated changes in asset allocation and projected market returns.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2022	2021	2022	2021
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Net prior service cost	$0.2	$—	$2.1	$0.1
Net actuarial loss (gain)	158.9	(26.0)	(21.8)	(23.3)
Settlements/curtailments	(12.4)	(11.4)	—	—
Less: amortization of prior service cost	(0.1)	(0.1)	2.2	2.2
Less: amortization of net actuarial loss	(20.3)	(21.7)	(2.6)	(4.6)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$126.3	$(59.2)	$(20.1)	$(25.6)
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$136.6	$(66.0)	$(17.4)	$(22.4)
13.     Equity
Holders of shares of our common stock are entitled to receive dividends when, as, and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. We have certain debt covenants that could potentially limit the amount of dividends we could pay in order to maintain compliance with these covenants. Refer to Note 15, "Long-Term Debt," for more information. As of December 31, 2022, these covenants did not restrict the amount of dividends that were available to be paid.
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
Common and preferred stock activity for 2022, 2021 and 2020 is described further below.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
ATM Program. On November 1, 2018, we entered into five separate equity distribution agreements pursuant to which we were able to sell up to an aggregate of $500.0 million of our common stock. Four of these agreements were then amended on August 1, 2019 and one was terminated, pursuant to which we were able to sell up to an aggregate of $434.4 million of our common stock. These equity distribution agreements impacting fiscal year 2020 expired on December 31, 2020.
On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock.
On August 9, 2021, under the ATM program, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. From August 9, 2021 to September 1, 2021, the forward purchaser under our forward sale agreement borrowed 5,941,598 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.25 per share. On November 16, 2022, the forward sale agreement was settled for $23.90 per share, resulting in $142.0 million of net proceeds.
As of December 31, 2022, the ATM program had approximately $300.0 million of equity available for issuance. The program expires on December 31, 2023.
The following table summarizes our activity under the ATM program.

Year Ending December 31,	2022	2021	2020
Number of shares issued	5,941,598	12,525,215	8,459,430
Average price per share	$25.25	$23.95	$23.60
Proceeds, net of fees (in millions)	$141.9	$288.1	$196.5
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
As of December 31, 2022 and 2021, Series A Preferred Stock had $1.0 million of cumulative preferred dividends in arrears, or $2.51 per share.
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
As of December 31, 2022 and 2021, Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of December 31, 2022. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
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
The following table summarizes preferred stock by outstanding series of shares:

			Year ended December 31,			December 31,	December 31,
			2022	2021	2020	2022	2021
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share			Outstanding
5.650% Series A	$1,000.00	400,000	$56.50	$56.50	$56.50	$393.9	$393.9
6.500% Series B	25,000.00	20,000	1,625.00	1,625.00	1,625.00	486.1	486.1
Series C(1)	$1,000.00	862,500	—	—	—	$666.5	$666.5
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
We will pay quarterly contract adjustment payments at the rate of 7.75% per year on the stated amount of $100 per Equity Unit. The contract adjustment payments are payable in cash, shares of our common stock or a combination thereof, at our election. The payment of contract adjustment payments may also be deferred until the purchase contract settlement date, December 1, 2023, at our election. If we exercise our option to defer the payment of contract adjustment payments, then until the deferred contract adjustment payments have been paid, we will not declare or pay any dividends on, or make any distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to, any shares of our capital stock; make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of our debt securities that rank on parity with, or junior to, the contract adjustment payments; or make any guarantee payments under any guarantee by us of securities of any of our subsidiaries if our guarantee ranks on parity with, or junior to, the contract adjustment payments. As of December 31, 2022, no contract adjustment payments have been deferred with quarterly cash payments being remitted to the holders. As of December 31, 2022 and December 31, 2021 the purchase contract liability was $65.0 million and $129.4 million, respectively. Purchase contract payments are recorded against this liability. Accretion of the purchase contract liability is recorded as interest expense. Cash payments of $66.8 million and $41.2 million were made during the years ended December 31, 2022 and 2021, respectively.
The Series C Mandatory Convertible Preferred Stock and forward purchase contracts are legally detachable and separately exercisable, however, due to the economic linkage between the forward purchase contract and the Series C Mandatory Convertible Preferred Stock, we have concluded that the ability to separate the Corporate Units is non-substantive. Accordingly, we are accounting for the Corporate Units as a single unit of account. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock. This liability is included in "Other accruals"go on the Consolidated Balance Sheets.
Refer to Note 5, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS. Under the terms of the Equity Units, assuming no anti-dilution or other adjustments such as a fundamental change, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million. Had we settled the remaining purchase contract payment balance in shares at December 31, 2022, we would have issued approximately 2.5 million shares.
Noncontrolling Interest in Consolidated Subsidiaries. As of December 31, 2022 and 2021, NIPSCO and tax equity partners have completed their cash contributions into the Indiana Crossroads Wind and Rosewater JVs and made initial cash contributions into the Indiana Crossroads Solar JV. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the respective tax equity partners in varying percentages by category and over the life of the partnership. The tax equity partner's contributions, net of these allocations, is represented as a noncontrolling interest within total equity on the Consolidated Balance Sheets. Refer to Note 4, "Variable Interest Entities," for more information.
14.     Share-Based Compensation
Prior to May 19, 2020, we issued share-based compensation to employees and non-employee directors under the NiSource Inc. 2010 Omnibus Plan ("2010 Omnibus Plan"), which was most recently approved by stockholders at the Annual Meeting of Stockholders held on May 12, 2015. The 2010 Omnibus Plan provided for awards to employees and non-employee directors of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards and superseded the Director Stock Incentive Plan (“Director Plan”) with respect to grants made after the effective date of the 2010 Omnibus Plan.
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
The 2020 Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 10,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under the 2020 Omnibus Plan, the 2010 Omnibus Plan or any other equity plan under which awards were outstanding as of May 19, 2020. At December 31, 2022, there were 8,704,201 shares available for future awards under the 2020 Omnibus Plan.
We recognized stock-based employee compensation expense of $19.0 million, $16.7 million and $13.5 million, during 2022, 2021 and 2020, respectively, as well as related tax benefits of $3.6 million, $4.0 million and $3.3 million, respectively. We recognized related excess tax benefit from the distribution of vested share-based employee compensation of $0.4 million in 2022 and 2021, and excess tax expense of $0.4 million in 2020.
As of December 31, 2022, the total remaining unrecognized compensation cost related to non-vested awards amounted to $27.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
Restricted Stock Units and Restricted Stock. We granted 477,292, 285,755, and 235,100 restricted stock units and shares of restricted stock to employees, subject to service conditions in 2022, 2021, and 2020, respectively. The total grant date fair value of the restricted stock units and shares of restricted stock during 2022, 2021, and 2020, respectively, was $12.5 million, $5.7 million, and $6.1 million based on the average market price of our common stock at the date of each grant less the present value of any dividends not received during the vesting period, which will be expensed over the vesting period which is generally three years. As of December 31, 2022, 444,646, 218,465, and 135,404 non-vested restricted stock units and shares of restricted stock granted in 2022, 2021, and 2020, respectively, were outstanding.
If an employee terminates employment before the service conditions lapse under the 2020, 2021 or 2022 awards due to (1) retirement or disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock based upon the percentage of the service period satisfied between the grant date and the date of the termination of employment. In the event of a change in control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units awarded will immediately vest upon termination of employment occurring in connection with a change in control. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
A summary of our restricted stock unit award transactions for the year ended December 31, 2022 is as follows:

(shares)	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit ($)
Non-vested at December 31, 2021	572,154	22.72
Granted	477,292	26.29
Forfeited	(133,367)	23.48
Vested	(117,564)	24.44
Non-vested at December 31, 2022	798,515	24.48

Employee Performance Shares. We granted 566,086 performance shares subject to service, performance and/or market-based vesting conditions in 2022. The performance conditions for these shares are based on the achievement of one non-GAAP financial measure, and/or achievement of relative total shareholder return, outlined below. The number of shares that are eligible to vest based on these performance conditions will be adjusted based on performance of the magnifier framework for 2022 awards, outlined below. The operational magnifier framework for 2022 performance shares consists of three areas of focus, including safety, environment, and DE&I, representing 20%, 10% and 10%, respectively.
The financial measure is cumulative net operating earnings per share ("NOEPS"), which we define as income from continuing operations adjusted for certain items. Relative total shareholder return, a market-based vesting condition, which we define as the annualized growth in dividends and share price of a share of our common stock (calculated using a 20 trading day average of our closing price over the performance period, approximately) compared to the total shareholder return of a predetermined peer group of companies. A relative shareholder return result within the first quartile will result in an increase in the NOEPS shares of 25%, while a relative shareholder return result within the fourth quartile will result in a decrease of 25%. A Monte Carlo analysis was used to value the portion of these awards dependent on the market-based vesting condition. The grant date fair value of the NOEPS shares is based on the closing stock price of our common stock at the date of each grant, which will be expensed over the requisite service period of three years. See table below for further details on these awards.
In 2021, we granted 973,885 performance shares subject to service, performance and/or market-based vesting conditions. With respect to 390,941 performance shares granted, the performance conditions are based on the achievement of relative total shareholder return. The number of shares that are eligible to vest based on the Company's relative total shareholder return performance will be adjusted based on a performance magnifier related to safety. A Monte Carlo analysis was used to value the portion of these awards dependent on the market-based vesting condition. The grant date fair value of the NOEPS shares is based on the closing stock price of our common stock at the date of each grant, which will be expensed over the requisite service period of three years. See table below for further details on these awards.
With respect to the remaining 582,944 performance shares granted in 2021, the performance conditions are based on the achievement of one non-GAAP financial measure, and/or achievement of relative total shareholder return. The number of shares that are eligible to vest based on these performance conditions will be adjusted based on performance of the magnifier framework for 2021 awards. The operational magnifier framework for 2021 performance shares consists of three areas of focus including safety, environment, and DE&I, representing 20%, 10% and 10%, respectively.
We granted 528,729 performance shares subject to service, performance and market-based vesting conditions in 2020. The performance conditions are based on the achievement of one non-GAAP financial measure, relative total shareholder return and additional operational measures as outlined below.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table presents details of the performance awards described above.

Award Year	Service Conditions Lapse date	Performance Period	Award Conditions	Shares outstanding at 12/31/2022 (shares)	Grant Date Fair Value (in millions)
2022	02/28/25	01/01/2022- 12/31/2024	Non-GAAP Financial Measure	245,445	$7.4
			Relative Total Shareholder Return	245,445	$10.6
2021	02/28/24	01/01/2021- 12/31/2023	Non-GAAP Financial Measure	192,119	$6.5
			Relative Total Shareholder Return	192,119	$6.7
			Relative Total Shareholder Return	88,541	$3.2
	02/28/23	01/01/2021- 12/31/2022	Relative Total Shareholder Return	179,703	$4.8
2020	02/28/23	01/01/2020- 12/31/2022	Non-GAAP Financial Measure	294,424	$11.7
			Operational Measures	67,943	$2.6

A summary of our performance award transactions for the year ended December 31, 2022 is as follows:

(shares)	Performance Awards	Weighted Average Grant Date Fair Value Per Unit ($)
Non-vested at December 31, 2021	1,798,151	23.78
Granted	566,086	31.65
Forfeited	(427,607)	24.34
Vested	(430,890)	25.44
Non-vested at December 31, 2022	1,505,740	26.10
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
As of December 31, 2022, 228,604 restricted stock units are outstanding to non-employee directors under either the 2020 Omnibus Plan, the 2010 Omnibus Plan or the Director Plan. Of this amount, 63,215 restricted stock units are unvested and expected to vest.
401(k) Match, Profit Sharing and Company Contribution. Eligible salaried employees hired after January 1, 2010 and hourly and union employees hired after January 1, 2013 receive a non-elective company contribution of 3% of eligible pay payable in cash or shares of NiSource common stock. We also have a voluntary 401(k) savings plan covering eligible union and nonunion employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in cash or shares. Further, we have a retirement savings plan that provides for discretionary profit sharing contributions to eligible employees. For the years ended December 31, 2022, 2021 and 2020, we recognized 401(k) match, profit sharing and non-elective contribution expense of $39.1 million, $39.1 million and $37.8 million, respectively.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
15.     Long-Term Debt
Our long-term debt as of December 31, 2022 and 2021 is as follows:

Long-term debt type	Maturity as of December 31, 2022	Weighted average interest rate (%)	Outstanding balance as of December 31, (in millions)
			2022	2021
Senior notes:
NiSource	August 2025	0.95%	$1,250.0	1,250.0
NiSource	May 2027	3.49%	1,000.0	1,000.0
NiSource	December 2027	6.78%	3.0	3.0
NiSource	September 2029	2.95%	750.0	750.0
NiSource	May 2030	3.60%	1,000.0	1,000.0
NiSource	February 2031	1.70%	750.0	750.0
NiSource	December 2040	6.25%	152.6	152.6
NiSource	June 2041	5.95%	347.4	347.4
NiSource	February 2042	5.80%	250.0	250.0
NiSource	February 2043	5.25%	500.0	500.0
NiSource	February 2044	4.80%	750.0	750.0
NiSource	February 2045	5.65%	500.0	500.0
NiSource	May 2047	4.38%	1,000.0	1,000.0
NiSource	March 2048	3.95%	750.0	750.0
NiSource	June 2052	5.00%	350.0	$—
Total senior notes			$9,353.0	$9,003.0
Medium term notes:
NiSource	May 2027	7.99%	$29.0	$49.0
NIPSCO	June 2027 to August 2027	7.64%	58.0	68.0
Columbia of Massachusetts	December 2025 to February 2028	6.37%	15.0	15.0
Total medium term notes			$102.0	$132.0
Finance leases:
NiSource Corporate Services	December 2022 to December 2026	2.34%	$48.6	51.4
NIPSCO	December 2027 to November 2035	1.87%	16.5	18.7
Columbia of Ohio	December 2025 to March 2044	6.15%	83.5	87.8
Columbia of Virginia	July 2029 to November 2039	6.26%	17.0	17.7
Columbia of Kentucky	May 2027	3.79%	0.2	0.2
Columbia of Pennsylvania	July 2027 to May 2035	6.28%	8.9	9.8
Total finance leases			$174.7	185.6
Unamortized issuance costs and discounts			$(76.1)	$(79.1)
Total Long-Term Debt			$9,553.6	$9,241.5
Details of our 2022 long-term debt related activity are summarized below:
•On April 1, 2022, we repaid $20.0 million of 7.99% medium term notes at maturity.
•On June 10, 2022, we completed the issuance and sale of $350.0 million of 5.00% senior unsecured notes maturing in 2052, which resulted in approximately $344.6 million of net proceeds after discount and debt issuance costs.
•On August 30, 2022, NIPSCO repaid $10.0 million of 7.40% medium term notes at maturity.
There was no long-term debt activity during 2021.
See Note 19, "Other Commitments and Contingencies - A. Contractual Obligations," for the outstanding long-term debt maturities at December 31, 2022.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We are subject to a financial covenant under our revolving credit facility and term credit agreement which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2022, the ratio was 58.9%.
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
16.     Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs, and term credit agreement. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. On February 18, 2022, we extended the termination date of our revolving credit facility to February 18, 2027. At December 31, 2022 and 2021, we had no outstanding borrowings under this facility.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion. We had $415.0 million and $560.0 million of commercial paper outstanding with weighted-average interest rates of 4.60% and 0.24% as of December 31, 2022 and 2021, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third party financial institutions through wholly-owned and consolidated special purpose entities. The three agreements expire between May 2023 and October 2023 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Consolidated Balance Sheets. As of December 31, 2022, the maximum amount of debt that could be recognized related to our accounts receivable programs is $500.0 million.
We had $347.2 million and no short-term borrowings related to the securitization transactions as of December 31, 2022 and 2021, respectively.
For the years ended December 31, 2022 and 2021, $347.2 million and zero, respectively, were recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $2.5 million, $1.4 million, and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Term Credit Agreement. On December 20, 2022, we entered into a $1.0 billion term credit agreement with a syndicate of banks. The agreement matures on December 19, 2023 and interest charged on the borrowings depends on the variable rate structure elected at the time of each borrowing. The available variable rate structures from which we can choose are defined in the agreement. Under the agreement, we borrowed $1.0 billion on December 20, 2022 with an interest rate of SOFR plus 105 basis points. We had $1.0 billion outstanding with an interest rate of 5.37% as of December 31, 2022.
Items listed above, excluding the term credit agreement, are presented net in the Statements of Consolidated Cash Flows as their maturities are less than 90 days.
17.    Leases
Lease Descriptions. We are the lessee for substantially all of our leasing activity, which includes operating and finance leases for corporate and field offices, railcars, fleet vehicles and certain IT assets. Our corporate and field office leases have remaining lease terms between 1 and 21 years with options to renew the leases for up to 25 years. We lease railcars to transport coal to and from our electric generation facilities in Indiana. Our railcars are specifically identified in the lease agreements which have remaining lease terms between 1 and 5 years with options to renew for 1 year. Our fleet vehicles include trucks, trailers and equipment that have been customized specifically for use in the utility industry. We lease fleet vehicles for 1 year terms, after which we have the option to extend on a month-to-month basis or terminate with written notice. We elected the short-term lease practical expedient, allowing us to not recognize ROU assets or lease liabilities for all leases with a term of 12 months or less. ROU assets and liabilities on our Consolidated Balance Sheets do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so. We lease the majority of our IT assets under 4 year lease terms. Ownership of leased IT assets is transferred to us at the end of the lease term.
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
Lease costs for the years ended December 31, 2022 and December 31, 2021 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized as part of the cost of another asset. Income statement presentation for these costs (when ultimately recognized on the income statement) is also included:

Year Ended December 31, (in millions)	Income Statement Classification	2022	2021
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$31.9	$28.8
Interest on lease liabilities	Interest expense, net	8.5	9.4
Total finance lease cost		40.4	38.2
Operating lease cost	Operation and maintenance	10.4	15.6
Total lease cost		$50.8	$53.8

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Our right-of-use assets and liabilities are presented in the following lines on the Consolidated Balance Sheets:

At December 31, (in millions)	Balance Sheet Classification	2022	2021
Assets
Finance leases	Net Property, Plant and Equipment	$153.4	$165.7
Operating leases	Deferred charges and other	35.7	33.8
Total leased assets		$189.1	199.5
Liabilities
Current
Finance leases	Current portion of long-term debt	$30.0	28.1
Operating leases	Other accruals	4.8	6.7
Noncurrent
Finance leases	Long-term debt, excluding amounts due within one year	144.7	157.5
Operating leases	Other noncurrent liabilities	31.9	27.9
Total lease liabilities		$211.4	$220.2
Other pertinent information related to leases was as follows:

Year Ended December 31, (in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$8.6	$9.4
Operating cash flows used for operating leases	10.3	15.4
Financing cash flows used for finance leases	30.3	25.7
Right-of-use assets obtained in exchange for lease obligations
Finance leases	19.3	22.4
Operating leases	$8.8	$6.0

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Finance leases	9.9	10.6
Operating leases	7.7	8.5
Weighted-average discount rate
Finance leases	5.1%	5.0%
Operating leases	4.0%	3.7%

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Maturities of our lease liabilities as of December 31, 2022 were as follows:

As of December 31, 2022, (in millions)	Total	Finance Leases	Operating Leases
2023	$46.8	$38.9	$7.9
2024	37.3	30.9	6.4
2025	30.3	24.5	5.8
2026	24.7	19.4	5.3
2027	19.9	15.4	4.5
Thereafter	110.8	97.4	13.4
Total lease payments	269.8	226.5	43.3
Less: Imputed interest	(58.4)	(51.8)	(6.6)
Total	$211.4	$174.7	$36.7
Reported as of December 31, 2022
Short-term lease liabilities	34.8	30.0	4.8
Long-term lease liabilities	176.6	144.7	31.9
Total lease liabilities	$211.4	$174.7	$36.7

18.    Fair Value
A.Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2022 and December 31, 2021:

Recurring Fair Value Measurements December 31, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Assets
Risk management assets	$—	$84.8	$—	$84.8
Available-for-sale debt securities	—	151.6	—	151.6
Total	$—	$236.4	$—	$236.4
Liabilities
Risk management liabilities	—	3.0	—	3.0
Total	$—	$3.0	$—	$3.0

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Recurring Fair Value Measurements December 31, 2021 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Assets
Risk management assets	$—	$24.4	$—	$24.4
Available-for-sale debt securities	—	171.8	—	171.8
Total	$—	$196.2	$—	$196.2
Liabilities
Risk management liabilities	$—	$144.2	$—	$144.2
Total	$—	$144.2	$—	$144.2
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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of December 31, 2022 and 2021, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of December 31, 2022 and December 31, 2021, we recorded $0.9 million and $0.2 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at December 31, 2022 and 2021 were:

December 31, 2022 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$67.7	$—	$(4.5)	$—	$63.2
Corporate/Other debt securities	99.0	—	(9.7)	(0.9)	88.4
Total	$166.7	$—	$(14.2)	$(0.9)	$151.6

December 31, 2021 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$52.8	$0.1	$(0.4)	$—	$52.5
Corporate/Other debt securities	116.5	3.7	(0.7)	(0.2)	119.3
Total	$169.3	$3.8	$(1.1)	$(0.2)	$171.8
(1) Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $61.0 and $85.5 million, respectively, at December 31, 2022.
(2) Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $36.2 million and $35.4 million, respectively, at December 31, 2021.
Realized gains and losses on available-for-sale securities were immaterial for the year-ended December 31, 2022 and 2021.
The cost of maturities sold is based upon specific identification. At December 31, 2022, approximately $5.2 million of U.S. Treasury debt securities and approximately $5.8 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Purchase Contract Liability. On April 19, 2021, we recorded the purchase contract liability at fair value using a discounted cash flow method and observable, market-corroborated inputs. This estimate was made at April 19, 2021, and will not be remeasured at each subsequent balance sheet date. It has been categorized within Level 2 of the fair value hierarchy. Refer to Note 13, "Equity," for additional information.

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
Long-term debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the years ended December 31, 2022 and 2021, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2022	Estimated Fair Value 2022	Carrying Amount 2021	Estimated Fair Value 2021
Long-term debt (including current portion)	$9,553.6	$8,479.4	$9,241.5	$10,415.7

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
19.    Other Commitments and Contingencies
A.        Contractual Obligations. We have certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and obligations for various services including pipeline capacity and outsourcing of IT services. The total contractual obligations in existence at December 31, 2022 and their maturities were:

(in millions)	Total	2023	2024	2025	2026	2027	After
Long-term debt (1)	$9,455.0	$—	$—	$1,260.0	$—	$1,090.0	$7,105.0
Interest payments on long-term debt	5,890.4	351.6	351.6	351.6	339.1	319.7	4,176.8
Finance leases(2)	226.5	38.9	30.9	24.5	19.4	15.4	97.4
Operating leases(3)	43.3	7.9	6.4	5.8	5.3	4.5	13.4
Energy commodity contracts	231.7	119.7	76.0	36.0	—	—	—
Service obligations:
Pipeline service obligations	2,484.9	642.2	556.9	410.5	337.2	328.8	209.3
IT service obligations	177.4	71.9	50.0	41.3	11.4	2.8	—
Other liabilities(4)	654.2	612.5	6.2	5.9	5.2	5.2	19.2
Total contractual obligations	$19,163.4	$1,844.7	$1,078.0	$2,135.6	$717.6	$1,766.4	$11,621.1
(1) Long-term debt balance excludes unamortized issuance costs and discounts of $76.1 million.
(2) Finance lease payments shown above are inclusive of interest totaling $51.8 million.
(3) Operating lease payments shown above are inclusive of interest totaling $6.6 million. Operating lease balances do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so as they are renewed month-to-month after the first year.
(4)Other liabilities shown above are inclusive of the Rosewater, Indiana Crossroads Wind, and Indiana Crossroads Solar Developer payments due in 2023 and Equity Unit purchase contract liability payments to be made in 2023.
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
Our subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent the minimum quantity of these commodities we are obligated to purchase at both fixed and variable prices. To the extent contractual purchase prices are variable, obligations disclosed in the table above are valued at market prices as of December 31, 2022.
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
We have pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2023 to 2038, require us to pay fixed monthly charges.
NIPSCO has contracts with three major rail operators providing coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2028.
We have executed agreements with multiple IT service providers. The agreements extend for various periods through 2028.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
B.        Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At December 31, 2022 and 2021, we issued stand-by letters of credit of $10.2 million and $18.9 million, respectively, for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At December 31, 2022 and 2021, our guarantees for multiple BTAs totaled $841.6 million and $288.9 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See “- F. Other Matters - Generation Transition,” below for more information.
C.        Legal Proceedings. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover, and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident").
We have been subject to inquiries and investigations by government authorities and regulatory agencies regarding the Greater Lawrence Incident. On February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney's Office for the District of Massachusetts to resolve the U.S. Attorney's Office’s investigation relating to the Greater Lawrence Incident, as described below. The Company and Columbia of Massachusetts entered into an agreement with the Massachusetts Attorney General’s Office (among other parties) to resolve the Massachusetts DPU and the Massachusetts Attorney General’s Office investigations, that was approved by the Massachusetts DPU on October 7, 2020 as part of the sale of the Massachusetts Business to Eversource.
U.S. Department of Justice Investigation. On February 26, 2020, the Company and Columbia of Massachusetts entered into agreements with the U.S. Attorney's Office to resolve the U.S. Attorney's Office's investigation relating to the Greater Lawrence Incident. Columbia of Massachusetts agreed to plead guilty in the United States District Court for the District of Massachusetts (the "Court") to violating the Natural Gas Pipeline Safety Act (the “Plea Agreement”), and the Company entered into a Deferred Prosecution Agreement (the "DPA").
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
On March 12, 2020, the Court granted final approval of the settlement of the consolidated class action. With respect to claims not included in the consolidated class action, many of the asserted wrongful death and bodily injury claims have been settled, and we continue to discuss potential settlements with remaining claimants. The outcomes and impacts of such private actions are uncertain at this time.
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
It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects the majority of environmental assessment and remediation costs and asset retirement costs, further described below, to be recoverable through rates. See Note 9, "Regulatory Matters," for additional detail.
As of December 31, 2022 and 2021, we had recorded a liability of $86.5 million and $91.1 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities" in the Consolidated Balance Sheets. We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined. See Note 8, "Asset Retirement Obligations," for a discussion of all obligations, including those discussed below.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2022. Our total estimated liability related to the facilities subject to remediation was $81.0 million and $85.1 million at December 31, 2022 and 2021, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. We believe that it is reasonably possible that remediation costs could vary by as much as $17 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
CCRs. We continue to meet the compliance requirements established in the EPA's final rule for the regulation of CCRs. The CCR rule also resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary.
F.         Other Matters
Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase obligation under each respective BTA is dependent on satisfactory approval of the BTA by the IURC, successful execution by NIPSCO of an agreement with a tax equity partner and timely completion of construction. NIPSCO has received IURC approval for all of its BTAs and PPAs. NIPSCO and the tax equity partner, for each respective BTA, are obligated to make cash contributions to the JV that acquires the project at the date construction is substantially complete. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value the remaining interest in the JV from the tax equity partner.
Employee Separation Benefits. In the third quarter of 2020, we launched a program to evaluate our organizational structure under the auspices of NiSource Next, which continued into 2021. We recognized the majority of the related severance expense in 2020 when the employees accepted severance offers, absent a retention period. For employees that have a retention period, expense will be recognized over the remaining service period. The total severance expense for employees was approximately $38 million, with substantially all of it incurred and paid to date.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
20.     Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2020	$3.3	$(77.2)	$(18.7)	$(92.6)
Other comprehensive income (loss) before reclassifications	3.3	(70.8)	2.9	(64.6)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	0.1	1.0	0.5
Net current-period other comprehensive income (loss)	2.7	(70.7)	3.9	(64.1)
Balance as of December 31, 2020	$6.0	$(147.9)	$(14.8)	$(156.7)
Other comprehensive income (loss) before reclassifications	(3.5)	25.3	6.6	28.4
Amounts reclassified from accumulated other comprehensive loss	(0.4)	0.1	1.8	1.5
Net current-period other comprehensive income (loss)	(3.9)	25.4	8.4	29.9
Balance as of December 31, 2021	$2.1	$(122.5)	$(6.4)	$(126.8)
Other comprehensive income (loss) before reclassifications	(13.7)	109.7	(8.9)	87.1
Amounts reclassified from accumulated other comprehensive loss	0.4	0.2	2.0	2.6
Net current-period other comprehensive income (loss)	(13.3)	109.9	(6.9)	89.7
Balance as of December 31, 2022	$(11.2)	$(12.6)	$(13.3)	$(37.1)
 (1)All amounts are net of tax. Amounts in parentheses indicate debits.
21.     Business Segment Information
At December 31, 2022, our operations are divided into two primary reportable segments, the Gas Distribution Operations and the Electric Operations segments. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" and primarily are comprised of interest expense on holding company debt and unallocated corporate costs and activities. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. We use operating income as our primary measurement for each of the reported segments and make decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Year Ended December 31, (in millions)	2022	2021	2020
Operating Revenues
Gas Distribution Operations
Unaffiliated	$4,007.2	$3,171.2	$3,128.1
Intersegment	12.6	12.3	12.1
Total	4,019.8	3,183.5	3,140.2
Electric Operations
Unaffiliated	1,830.9	1,696.3	1,535.9
Intersegment	0.8	0.8	0.7
Total	1,831.7	1,697.1	1,536.6
Corporate and Other
Unaffiliated	12.5	32.1	17.7
Intersegment	465.0	460.3	449.8
Total	477.5	492.4	467.5
Eliminations	(478.4)	(473.4)	(462.6)
Consolidated Operating Revenues	$5,850.6	$4,899.6	$4,681.7

Year Ended December 31, (in millions)	2022	2021	2020
Operating Income (Loss)
Gas Distribution Operations(1)	$915.8	$617.5	$199.1
Electric Operations	362.4	387.8	348.8
Corporate and Other	(12.4)	1.6	2.9
Consolidated Operating Income	$1,265.8	$1,006.9	$550.8
Depreciation and Amortization
Gas Distribution Operations	$415.9	$383.0	$363.1
Electric Operations	362.9	329.4	321.3
Corporate and Other	42.0	36.0	41.5
Consolidated Depreciation and Amortization	$820.8	$748.4	$725.9
Assets
Gas Distribution Operations	$16,986.5	$15,153.7	$13,433.0
Electric Operations	7,992.6	7,178.9	6,443.1
Corporate and Other	1,757.5	1,824.3	2,164.4
Consolidated Assets	$26,736.6	$24,156.9	$22,040.5
Capital Expenditures(2)
Gas Distribution Operations	$1,682.3	$1,406.4	$1,266.9
Electric Operations	574.5	517.4	422.8
Corporate and Other	41.2	16.6	31.1
Consolidated Capital Expenditures	$2,298.0	$1,940.4	$1,720.8
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
22.     Other, Net
The following table displays the components of Other, Net included on the Statements of Consolidated Income (Loss):

Year Ended December 31, (in millions)	2022	2021	2020
Interest income	$4.3	$4.0	$5.5
AFUDC equity	15.1	13.1	9.9
Charitable contributions	(4.4)	(11.5)	(1.5)
Pension and other postretirement non-service cost(1)	27.6	35.5	9.3
Sale of emission reduction credits	—	—	4.6
Interest rate swap settlement gain(2)	10.0	—	—
Miscellaneous	(0.4)	(0.3)	4.3
Total Other, net	$52.2	$40.8	$32.1
(1) See Note 12, "Pension and Other Postemployment Benefits," for additional information.
(2) See Note 10, "Risk Management Activities," for additional information.
23.     Interest Expense, Net
The following table displays the components of Interest Expense, Net included on the Statements of Consolidated Income (Loss):

Year Ended December 31, (in millions)	2022	2021	2020
Interest on long-term debt	$344.5	$336.4	$354.2
Interest on short-term borrowings	22.7	0.6	14.7
Debt discount/cost amortization	11.7	11.0	9.1
Accounts receivable securitization fees	2.5	1.4	2.6
Allowance for borrowed funds used and interest capitalized during construction	(6.7)	(4.6)	(7.0)
Debt-based post-in-service carrying charges	(21.1)	(14.7)	(14.6)
Other	8.0	11.0	11.7
Total Interest Expense, net	$361.6	$341.1	$370.7

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
24.     Supplemental Cash Flow Information
The following table provides additional information regarding our Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020:

Year Ended December 31, (in millions)	2022	2021	2020
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$275.1	$245.7	$170.4
Assets acquired under a finance lease	19.3	22.4	59.3
Assets acquired under an operating lease	8.8	6.0	10.9
Reclassification of other property to regulatory assets(1)	—	607.6	—
Assets recorded for asset retirement obligations(2)	6.3	12.0	91.5
Obligation to developer at formation of JV(3)	—	277.5	69.7
Purchase contract liability, net of fees and payments(4)	65.0	129.4	—
Schedule of interest and income taxes paid:
Cash paid for interest on long-term debt, net of interest capitalized amounts	$343.8	$322.4	$349.0
Cash paid for interest on finance leases	8.5	9.4	11.1
Cash paid for income taxes, net of refunds(5)	7.2	5.4	(1.0)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2022
		Additions
($ in millions)	Balance Jan. 1, 2022	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2022
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.5	$20.6	$36.4	$56.6	$23.9
Reserve for deferred charges and other	2.3	—	(1.3)	—	1.0

Twelve months ended December 31, 2021
		Additions
($ in millions)	Balance Jan. 1, 2021	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2021
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$52.3	$18.3	$6.4	$53.5	$23.5
Reserve for deferred charges and other	—	—	2.3	—	2.3

Twelve months ended December 31, 2020
		Additions
($ in millions)	Balance Jan. 1, 2020	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2020
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$19.2	$31.6	$33.0	$31.5	$52.3
Reserve for other investments	3.0	—	—	3.0	—
(1) Charged to Other Accounts reflects the deferral of bad debt expense to a regulatory asset or the movement of the reserve between short term and long term.

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
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, are responsible for establishing and maintaining internal control over financial reporting, as such term is defined under Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management has adopted the 2013 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2022, we conducted an evaluation of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.
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
February 22, 2023

ITEM 9B. OTHER INFORMATION

NISOURCE INC.
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
NISOURCE INC.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included at the end of Part I of this report on Form 10-K, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1 Election of Directors," "Corporate Governance - Board Committee Composition," "Corporate Governance - Code of Business Conduct," and "Delinquent Section 16(a) Reports" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the discussion in "Corporate Governance - Compensation Committee Interlocks and Insider Participation," "2022 Director Compensation," "2022 Executive Compensation," "Compensation Discussion and Analysis (CD&A)," and "Compensation and Human Capital Committee Report" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the discussion in "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the discussion in "Corporate Governance - Policies and Procedures with Respect to Transactions with Related Persons" and "Corporate Governance - Director Independence" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the discussion in "Independent Registered Public Accounting Firm Fees" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023.

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

(3.3)	Bylaws of NiSource Inc., as amended and restated through August 9, 2022 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on August 10, 2022).

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

(4.25)	Form of Series A Corporate Units Certificate (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.26)	Form of Series A Treasury Units Certificate (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.27)	Form of Series A Cash Settled Units Certificate (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.28)	Form of Series C Mandatory Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on April 19, 2021).

(4.29)	Form of 5.000% Notes due 2052 (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on June 10, 2022).

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

(10.55)	First Amendment to the NiSource Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 10-Q filed on May 4, 2022)

(10.56)
Credit Agreement, dated as of December 20, 2022, among NiSource Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Capital Markets LLC, as Syndication Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents and JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, Bank of America, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on December 20, 2022)

(10.57)	Form of Restricted Stock Unit Award Agreement.* **

(10.58)	Form of Performance Share Unit Award Agreement.* **

(10.59)	Form of Restricted Stock Unit Award Agreement.* **

(10.60)	Form of Performance Share Unit Award Agreement.* **

(21)	List of Subsidiaries.**

(23)	Consent of Deloitte & Touche LLP.**

(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(32.2)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

(101.SCH)	Inline XBRL Schema Document.**

(101.CAL)	Inline XBRL Calculation Linkbase Document.**

(101.LAB)	Inline XBRL Labels Linkbase Document.**

(101.PRE)	Inline XBRL Presentation Linkbase Document.**

(101.DEF)	Inline XBRL Definition Linkbase Document.**

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.

***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. NiSource agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.
References made to NIPSCO filings can be found at Commission File Number 001-04125. References made to NiSource Inc. filings made prior to November 1, 2000 can be found at Commission File Number 001-09779.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NiSource Inc.
(Registrant)

Date: February 22, 2023	By:	/s/ LLOYD M. YATES
Lloyd M. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	LLOYD M. YATES	President, Chief	Date: February 22, 2023
	Lloyd M. Yates	Executive Officer and Director (Principal Executive Officer)

/s/	DONALD E. BROWN	Executive Vice President and	Date: February 22, 2023
	Donald E. Brown	Chief Financial Officer (Principal Financial Officer)

/s/	GUNNAR J. GODE	Vice President and	Date: February 22, 2023
	Gunnar J. Gode	Chief Accounting Officer (Principal Accounting Officer)

/s/	KEVIN T. KABAT	Chairman of the Board	Date: February 22, 2023
Kevin T. Kabat

/s/	PETER A. ALTABEF	Director	Date: February 22, 2023
Peter A. Altabef

/s/	SONDRA L. BARBOUR	Director	Date: February 22, 2023
Sondra L. Barbour

/s/	THEODORE H. BUNTING, JR.	Director	Date: February 22, 2023
Theodore H. Bunting, Jr.

/s/	ERIC L. BUTLER	Director	Date: February 22, 2023
Eric L. Butler

/s/	ARISTIDES S. CANDRIS	Director	Date: February 22, 2023
Aristides S. Candris

/s/	DEBORAH A. HENRETTA	Director	Date: February 22, 2023
Deborah A. Henretta

/s/	DEBORAH A.P. HERSMAN	Director	Date: February 22, 2023
Deborah A. P. Hersman

/s/	MICHAEL E. JESANIS	Director	Date: February 22, 2023
Michael E. Jesanis

/s/	WILLIAM D. JOHNSON	Director	Date: February 22, 2023
William D. Johnson

/s/	CASSANDRA S. LEE	Director	Date: February 22, 2023
Cassandra S. Lee