Form 10-Q
period 2023-03-31
NISOURCE INC.
filed 2023-05-03
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 413,063,219 shares outstanding at April 25, 2023.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2023

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
ATM	At-the-market
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019 and its variants, including the Delta and Omicron variants, and any other variant that may emerge
DPU	Department of Public Utilities
DSIC	Distribution System Improvement Charge
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRA	Inflation Reduction Act
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture

DEFINED TERMS
LIBOR	London InterBank Offered Rate
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Programs
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NYMEX	New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PUCO	Public Utilities Commission of Ohio
RNG	Renewable Natural Gas
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
Section 201 Tariffs	Tariffs imposed by Executive Order from the President of the U.S. on certain imported solar cells and modules at a rate of 15%, which were recently extended to 2026
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
SOFR	Secured Overnight Financing Rate
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
U.S. Attorney's Office	U.S. Attorney's Office for the District of Massachusetts
VIE	Variable Interest Entity
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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things, our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in, or failures of, technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified, diverse workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the actions of activist stockholders; the performance of third-party suppliers and service providers; potential cybersecurity attacks; increased requirements and costs related to cybersecurity; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the physical impacts of climate change and the transition to a lower carbon future; our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals, including our Net-Zero Goal (as defined below); our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; any adverse effects related to our equity units; adverse economic and capital market conditions or increases in interest rates; inflation; recessions; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; other matters in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Operating Revenues
Customer revenues	$1,896.1	$1,840.3
Other revenues	69.9	33.0
Total Operating Revenues	1,966.0	1,873.3
Operating Expenses
Cost of energy	765.1	706.7
Operation and maintenance	391.2	394.3
Depreciation and amortization	206.9	192.7
Gain on sale of assets, net	—	(105.0)
Other taxes	71.8	84.3
Total Operating Expenses	1,435.0	1,273.0
Operating Income	531.0	600.3
Other Income (Deductions)
Interest expense, net	(108.9)	(83.7)
Other, net	1.5	10.9
Total Other Deductions, Net	(107.4)	(72.8)
Income before Income Taxes	423.6	527.5
Income Taxes	85.8	96.2
Net Income	337.8	431.3
Net income attributable to noncontrolling interest	4.8	4.5
Net Income Attributable to NiSource	333.0	426.8
Preferred dividends	(13.8)	(13.8)
Net Income Available to Common Shareholders	319.2	413.0
Earnings Per Share
Basic Earnings Per Share	$0.77	$1.02
Diluted Earnings Per Share	$0.71	$0.94
Basic Average Common Shares Outstanding	412.8	406.0
Diluted Average Common Shares	447.1	441.4
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2023	2022
Net Income	$337.8	$431.3
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale debt securities(1)	2.0	(5.7)
Reclassification adjustment for cash flow hedges(2)	0.1	47.0
Unrecognized pension and OPEB benefit(3)	0.3	0.1
Total other comprehensive income	2.4	41.4
Comprehensive Income	$340.2	$472.7
(1)Net unrealized gain (loss) on available-for-sale securities, net of $0.5 million tax expense and $1.5 million tax benefit in the first quarter of 2023 and 2022, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.1 million tax benefit and $21.3 million tax expense in the first quarter of 2023 and 2022, respectively.
(3)Unrecognized pension and OPEB benefit, net of $0.1 million and zero tax expense in the first quarter of 2023 and 2022, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2023	December 31, 2022
ASSETS
Property, Plant and Equipment
Plant	$28,065.6	$27,551.3
Accumulated depreciation and amortization	(7,838.0)	(7,708.7)
Net Property, Plant and Equipment(1)	20,227.6	19,842.6
Investments and Other Assets
Unconsolidated affiliates	2.2	1.6
Available-for-sale debt securities (amortized cost of $162.8 and $166.7, allowance for credit losses of $0.8 and $0.9, respectively)	150.4	151.6
Other investments	74.3	71.0
Total Investments and Other Assets	226.9	224.2
Current Assets
Cash and cash equivalents	106.4	40.8
Restricted cash	41.9	34.6
Accounts receivable	954.2	1,065.8
Allowance for credit losses	(31.4)	(23.9)
Accounts receivable, net	922.8	1,041.9
Gas inventory	138.8	531.7
Materials and supplies, at average cost	172.6	151.4
Electric production fuel, at average cost	64.9	68.8
Exchange gas receivable	92.1	128.1
Regulatory assets	237.6	233.2
Deposits to renewable generation asset developer	281.2	143.8
Prepayments and other	278.2	210.0
Total Current Assets(1)	2,336.5	2,584.3
Other Assets
Regulatory assets	2,319.2	2,347.6
Goodwill	1,485.9	1,485.9
Deferred charges and other	257.6	252.0
Total Other Assets	4,062.7	4,085.5
Total Assets	$26,853.7	$26,736.6
(1)Includes $972.7 million and $978.5 million at March 31, 2023 and December 31, 2022, respectively, of net property, plant and equipment assets and $33.8 million and $25.7 million at March 31, 2023 and December 31, 2022, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 12, "Variable Interest Entities," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 412,982,639 and 412,142,602 shares outstanding, respectively	$4.2	$4.2
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 1,302,500 and 1,302,500 shares outstanding, respectively	1,546.5	1,546.5
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	7,372.9	7,375.3
Retained deficit	(1,114.8)	(1,213.6)
Accumulated other comprehensive loss	(34.7)	(37.1)
Total NiSource Stockholders’ Equity	7,674.2	7,575.4
Noncontrolling interest in consolidated subsidiaries	329.5	326.4
Total Equity	8,003.7	7,901.8
Long-term debt, excluding amounts due within one year	10,264.7	9,523.6
Total Capitalization	18,268.4	17,425.4
Current Liabilities
Current portion of long-term debt	30.3	30.0
Short-term borrowings	1,281.6	1,761.9
Accounts payable	642.2	899.5
Dividends payable - common stock	103.4	—
Dividends payable - preferred stock	19.4	—
Customer deposits and credits	225.5	324.7
Taxes accrued	268.7	246.2
Interest accrued	139.2	138.4
Exchange gas payable	19.6	147.6
Regulatory liabilities	359.1	236.8
Asset retirement obligations	48.1	35.5
Accrued compensation and employee benefits	124.5	167.5
Obligations to renewable generation asset developer	347.2	347.2
Other accruals	298.1	325.2
Total Current Liabilities(1)	3,906.9	4,660.5
Other Liabilities
Deferred income taxes	1,950.1	1,854.5
Accrued liability for postretirement and postemployment benefits	239.6	245.5
Regulatory liabilities	1,725.5	1,775.8
Asset retirement obligations	464.7	478.1
Other noncurrent liabilities and deferred credits	298.5	296.8
Total Other Liabilities(1)	4,678.4	4,650.7
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$26,853.7	$26,736.6
(1)Includes $135.4 million and $128.2 million at March 31, 2023 and December 31, 2022, respectively, of current liabilities and $30.7 million and $30.6 million at March 31, 2023 and December 31, 2022, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 12, "Variable Interest Entities," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2023	2022
Operating Activities
Net Income	$337.8	$431.3
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	206.9	192.7
Deferred income taxes and investment tax credits	75.5	87.2
Gain on sale of assets	—	(105.0)
Other adjustments	1.1	8.0
Changes in Assets and Liabilities:
Components of working capital	71.1	(42.4)
Regulatory assets/liabilities	11.0	24.9
Deferred charges and other noncurrent assets	(12.0)	(7.4)
Other noncurrent liabilities and deferred credits	(8.0)	(9.5)
Net Cash Flows from Operating Activities	683.4	579.8
Investing Activities
Capital expenditures	(557.1)	(450.1)
Insurance recoveries	—	105.0
Payment to renewable generation asset developer	(137.3)	—
Other investing activities	(33.4)	(25.3)
Net Cash Flows used for Investing Activities	(727.8)	(370.4)
Financing Activities
Proceeds from Issuance of long-term debt	744.2	—
Repayments of finance lease obligations	(8.1)	(7.3)
Change in short-term borrowings, net (maturity ≤ 90 days)	(480.4)	(40.0)
Issuance of common stock, net of issuance costs	3.0	2.8
Equity costs, grant withholdings and debt related costs	(11.8)	(8.9)
Contributions from noncontrolling interest	3.6	—
Distributions to noncontrolling interest	(5.3)	(0.6)
Dividends paid - common stock	(103.2)	(95.3)
Dividends paid - preferred stock	(8.1)	(8.1)
Contract liability payment	(16.6)	(16.5)
Net Cash Flows from (used for) Financing Activities	117.3	(173.9)
Change in cash, cash equivalents and restricted cash	72.9	35.5
Cash, cash equivalents and restricted cash at beginning of period	75.4	94.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$148.3	$130.4
Reconciliation to Balance Sheet

Three Months Ended March 31, (in millions)	2023
Cash and cash equivalents	106.4
Restricted Cash	41.9
Total Cash, Cash Equivalents and Restricted Cash	148.3
Supplemental Disclosures of Cash Flow Information

Three Months Ended March 31, (in millions)	2023	2022
Non-cash transactions:
Capital expenditures included in current liabilities	$261.1	$183.4
Dividends declared but not paid	122.8	114.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2023	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net income	—	—	—	—	333.0	—	4.8	337.8
Other comprehensive income, net of tax	—	—	—	—	—	2.4	—	2.4
Dividends:
Common stock ($0.50 per share)	—	—	—	—	(206.7)	—	—	(206.7)
Preferred stock (See Note 5)	—	—	—	—	(27.5)	—	—	(27.5)
Contributions from noncontrolling interest	—	—	—	—	—	—	3.6	3.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.3)	(5.3)
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	—	1.3
Long-term incentive plan	—	—	—	(6.3)	—	—	—	(6.3)
401(k) and profit sharing	—	—	—	2.6	—	—	—	2.6
Balance as of March 31, 2023	$4.2	$1,546.5	$(99.9)	$7,372.9	$(1,114.8)	$(34.7)	$329.5	$8,003.7
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2023	1,303	416,106	(3,963)	412,143
Issued:
Employee stock purchase plan	—	48	—	48
Long-term incentive plan	—	695	—	695
401(k) and profit sharing	—	97	—	97
Balance as of March 31, 2023	1,303	416,946	(3,963)	412,983

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2022	1,303	409,266	(3,963)	405,303
Issued:
Employee stock purchase plan	—	44	—	44
Long-term incentive plan	—	300	—	300
401(k) and profit sharing	—	87	—	87
Balance as of March 31, 2022	1,303	409,697	(3,963)	405,734
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
2.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements were effective upon issuance on March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. During 2022, the company applied a practical expedient under Topic 848 which allowed for the continuation of cash flow hedge accounting for interest rate derivative contracts upon the transition from LIBOR to alternative reference rates. The application of this expedient had no impact on the Condensed Consolidated Financial Statements (unaudited).
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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Three Months Ended March 31, 2023 (in millions)	Gas Distribution Operations(2)	Electric Operations	Corporate and Other	Total
Customer Revenues(1)
Residential	$987.0	$150.4	$—	$1,137.4
Commercial	360.6	150.9	—	511.5
Industrial	71.9	134.2	—	206.1
Off-system	17.2	—	—	17.2
Miscellaneous	18.4	5.5	—	23.9
Total Customer Revenues	$1,455.1	$441.0	$—	$1,896.1
Other Revenues	46.2	23.5	0.2	69.9
Total Operating Revenues	$1,501.3	$464.5	$0.2	$1,966.0
(1)Customer revenue amounts exclude intersegment revenues. See Note 18, "Business Segment Information," for discussion of intersegment revenues.
(2)Amounts included in Gas Distributions Operations Other revenues primarily relate to weather normalization adjustments driven by warmer weather in 2023 compared to 2022.

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
(2)Amounts associated with Corporate and Other revenues primarily relate to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the three months ended March 31, 2023 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2022	$560.5	$453.0
Balance as of March 31, 2023	595.3	304.6
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of March 31, 2023 and December 31, 2022 are presented in the table below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2023	$17.2	$5.9	$0.8	$23.9
Current period provisions	10.4	2.0	—	12.4
Write-offs charged against allowance	(12.1)	(1.5)	—	(13.6)
Recoveries of amounts previously written off	8.5	0.2	—	8.7
Balance as of March 31, 2023	$24.0	$6.6	$0.8	$31.4

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2022	$18.9	$3.8	$0.8	$23.5
Current period provisions	29.1	6.9	—	36.0
Write-offs charged against allowance	(52.1)	(5.3)	—	(57.4)
Recoveries of amounts previously written off	21.3	0.5	—	21.8
Balance as of December 31, 2022	$17.2	$5.9	$0.8	$23.9
4.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the three months ended March 31, 2023 and 2022 using the if-converted method under US GAAP. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the stock price falls below the initial reference price of $24.51, subject to anti-dilution adjustments, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 5, "Equity." Conversely, if the stock price is above the initial reference price of $24.51, subject to anti-dilution adjustments, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment is reflected in the calculation of diluted EPS for interest expense incurred for the three months ended March 31, 2023 and 2022 net of tax, related to the purchase contracts.
We adopted ASU 2020-06 on January 1, 2022, which resulted in additional dilution from our Equity Units by requiring us to assume share settlement of the remaining purchase contract payment balance based on the average share price during the period.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units are contingently convertible as the conversion is contingent on a successful remarketing as described in Note 5, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of March 31, 2023 and 2022, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the three months ended March 31, 2023 and 2022.
Diluted EPS also includes the incremental effects of the various long-term incentive compensation plans and the open ATM forward agreements during the period under the treasury stock method when the impact would be dilutive.
We began using the two-class method of computing earnings per share in 2023 because we have participating securities in the form of non-vested restricted stock units with a non-forfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
During 2022, we had no outstanding securities other than common and preferred stock, which required holders’ participation in dividends and earnings; therefore, we were not required to calculate EPS under the two-class method. Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, to the extent they are dilutive.
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Numerator:
Net Income Available to Common Shareholders	$319.2	$413.0
Less: Income allocated to participating securities	0.2	—
Net Income Available to Common Shareholders - Basic	319.0	413.0
Add: Dilutive effect of Equity Units	0.4	0.5
Net Income Available to Common Shareholders - Diluted	$319.4	$413.5
Denominator:
Average common shares outstanding - Basic	412.8	406.0
Dilutive potential common shares:
Equity Units purchase contracts	31.2	29.1
Equity Units purchase contract payment balance	1.8	4.0
Shares contingently issuable under employee stock plans	0.8	1.0
Shares restricted under employee stock plans	0.5	0.4
ATM forward agreements	—	0.9
Average Common Shares - Diluted	447.1	441.4
Earnings per common share:
Basic	$0.77	$1.02
Diluted	$0.71	$0.94

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5.    Equity
ATM Program. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock. As of March 31, 2023, the ATM program had approximately $300.0 million of equity available for issuance. The program expires on December 31, 2023. There are no outstanding forward agreements as of March 31, 2023.
Preferred Stock. As of March 31, 2023, we had 20,000,000 shares of preferred stock authorized for issuance, of which 1,302,500 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended March 31,		March 31,	December 31,
			2023	2022	2023	2022
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share		Outstanding
5.650% Series A	$1,000.00	400,000	28.25	28.25	$393.9	$393.9
6.500% Series B	$25,000.00	20,000	812.50	812.50	$486.1	$486.1
Series C(1)	$1,000.00	862,500	—	—	$666.5	$666.5
(1)The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock.
In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of March 31, 2023. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption, or repurchase of the underlying Series B Preferred Stock.
As of March 31, 2023 and 2022, Series A Preferred Stock had $6.7 million of cumulative preferred dividends in arrears, or $16.63 per share, and Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
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
We will pay quarterly contract adjustment payments at the rate of 7.75% per year on the stated amount of $100 per Equity Unit. The contract adjustment payments are payable in cash, shares of our common stock or a combination thereof, at our election. The payment of contract adjustment payments may also be deferred until the purchase contract settlement date, December 1, 2023, at our election. If we exercise our option to defer the payment of contract adjustment payments, then until the deferred contract adjustment payments have been paid, we will not declare or pay any dividends on, or make any distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to, any shares of our capital stock; make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of our debt securities that rank on parity with, or junior to, the contract adjustment payments; or make any guarantee payments under any guarantee by us of securities of any of our subsidiaries if our guarantee ranks on parity with, or junior to, the contract adjustment payments. As of March 31, 2023, no contract adjustment payments have been deferred with quarterly cash payments being remitted to the holders. As of March 31, 2023 and December 31, 2022 the purchase contract liability, net of issuance costs, was $48.8 million and $65.0 million, respectively. Purchase contract payments are recorded against this liability. Accretion of the purchase contract liability is recorded as interest expense. Cash payments of $16.7 million were made during the three months ended March 31, 2023 and 2022.
The Series C Mandatory Convertible Preferred Stock and forward purchase contracts are legally detachable and separately exercisable, however, due to the economic linkage between the forward purchase contract and the Series C Mandatory Convertible Preferred Stock, we have concluded that the ability to separate the Corporate Units is non-substantive. Accordingly, we are accounting for the Corporate Units as a single unit of account. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock. This liability is included in "Other accruals" on the Condensed Consolidated Balance Sheets (unaudited).
Refer to Note 4, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS. Under the terms of the Equity Units, assuming no anti-dilution or other adjustments such as a fundamental change, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million. Had we settled the remaining purchase contract payment balance in shares at March 31, 2023, we would have issued approximately 1.8 million shares.
6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Natural gas storage injections are priced at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference in the cost of replacing the current portion of stored gas inventory compared to the amount stated on a LIFO basis is recorded within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. The LIFO basis exceeded the cost of replacing the current portion of stored gas by $22.3 million and zero as of March 31, 2023 and December 31, 2022, respectively, for certain gas distribution companies recorded within "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7.    Regulatory Matters
NIPSCO change in accounting estimate
As part of the NIPSCO Gas Settlement and Stipulation Agreement filed on March 2, 2022, NIPSCO Gas agreed to change the depreciation methodology for its calculation of depreciation rates, which reduces depreciation expense and subsequent revenues and cash flows. An order was received on July 27, 2022 approving the rate case and rates were effective as of September 1, 2022. NIPSCO has proposed a similar change in depreciation methodology in its pending electric base rate case, and this proposed change is included in the settlement that has been filed for approval. An order is expected in the electric rate case in August of 2023.
Columbia of Ohio regulatory filing update
Columbia of Ohio's base rate case was filed on June 21, 2021, requesting a net rate increase of approximately 21.3% or $221.4 million increase in revenue per year. The case was filed in conjunction with applications for an alternative rate plan, approval of certain deferral authority, and updates to certain riders. On October 31, 2022, Columbia of Ohio filed a joint stipulation and recommendation with certain parties to settle the base rate case. On January 26, 2023, the PUCO modified and approved the joint stipulation and recommendation, and Columbia of Ohio placed rates into effect on March 1, 2023. Applications for Rehearing were filed by the three parties who opposed certain rate design and energy efficiency assistance components of the joint stipulation and recommendation, which was granted for further consideration by the PUCO on March 22, 2023.
Regulatory deferral related to renewable energy investments
In accordance with the accounting principles of ASC 980, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation expense" on the Condensed Statements of Consolidated Income (unaudited). NiSource recorded a decrease to depreciation expense of $4.4 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 12, "Variable Interest Entities," for additional information.
8.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	March 31, 2023		December 31, 2022
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	5.0	5.4	18.8	1.1
Total	$5.0	$5.4	$18.8	$1.1
Noncurrent(2)
Derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments	46.5	1.1	66.0	1.9
Total	$46.5	$1.1	$66.0	$1.9
(1)Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at March 31, 2023. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $45.0 million and $81.8 million at March 31, 2023 and December 31, 2022, respectively.
All gains and losses on derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At March 31, 2023 and December 31, 2022, we had 92.8 MMDth and 99.0 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of March 31, 2023, the remaining terms of these instruments range from one to four years.
The following table summarizes the gains and losses associated with the commodity price risk programs:

(in millions)	March 31, 2023	December 31, 2022
Regulatory Assets
Losses on commodity price risk programs	$21.7	$10.0
Regulatory Liabilities
Gains on commodity price risk programs	52.3	90.0
Our derivative instruments measured at fair value as of March 31, 2023 and December 31, 2022 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments
Interest rate risk management. As of March 31, 2023, we have no active interest rate swap positions.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The net gain related to multiple of our settled interest rate swaps, is recorded in AOCI. We amortize the net gain over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three months ended March 31, 2023 and 2022 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. Amortization will continue for 350 months. See Note 16, "Accumulated Other Comprehensive Loss," for additional information.
9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

Recurring Fair Value Measurements March 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2023
Assets
Risk management assets	$—	$51.5	$—	$51.5
Available-for-sale debt securities	—	150.4	—	150.4
Total	$—	$201.9	$—	$201.9
Liabilities
Risk management liabilities	$—	$6.5	$—	$6.5
Total	$—	$6.5	$—	$6.5

Recurring Fair Value Measurements December 31, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Assets
Risk management assets	$—	$84.8	$—	$84.8
Available-for-sale debt securities	—	151.6	—	151.6
Total	$—	$236.4	$—	$236.4
Liabilities
Risk management liabilities	$—	$3.0	$—	$3.0
Total	$—	$3.0	$—	$3.0

Risk Management Assets and Liabilities. Risk management assets and liabilities include exchange-traded NYMEX futures and NYMEX options and non-exchange-based forward purchase contracts.
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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of March 31, 2023 and December 31, 2022, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of March 31, 2023 and December 31, 2022, we have $0.8 million and $0.9 million, respectively, recorded as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at March 31, 2023 and December 31, 2022 were:

March 31, 2023 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$67.0	$0.1	$(3.3)	$—	$63.8
Corporate/Other debt securities	95.8	—	(8.4)	(0.8)	86.6
Total	$162.8	$0.1	$(11.7)	$(0.8)	$150.4

December 31, 2022 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$67.7	$—	$(4.5)	$—	$63.2
Corporate/Other debt securities	99.0	—	(9.7)	(0.9)	88.4
Total	$166.7	$—	$(14.2)	$(0.9)	$151.6
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $56.2 million and $82.5 million, respectively, at March 31, 2023.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $61.0 million and $85.5 million, respectively, at December 31, 2022.
The cost of maturities sold is based upon specific identification. Realized gains and losses on available-for-sale securities were immaterial for the three months ended March 31, 2023 and 2022.
At March 31, 2023, approximately $6.3 million of U.S. Treasury debt securities and approximately $4.1 million of Corporate/Other debt securities have maturities of less than a year.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of March 31, 2023, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2023	Estimated Fair Value as of March 31, 2023	Carrying Amount as of Dec. 31, 2022	Estimated Fair Value as of Dec. 31, 2022
Long-term debt (including current portion)	$10,295.0	$9,488.2	$9,553.6	$8,479.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2023 and 2022, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2023 and 2022 were 20.3% and 18.2%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to increased amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state flow through, and other permanent book-to-tax differences. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss.
The increase in the three month effective tax rate of 2.1% in 2023 compared to 2022 is primarily attributed to renewable partnership income, partially offset by increased amortization of excess deferred federal income tax liabilities, the Pennsylvania rate differential, and restricted stock unit excess benefit.
There were no material changes recorded in 2023 to our uncertain tax positions recorded as of December 31, 2022.
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
For the three months ended March 31, 2023, we contributed $1.2 million to our pension plans and $5.6 million to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three months ended March 31, 2023 and 2022:

	Pension Benefits		OPEB
Three Months Ended March 31, (in millions)	2023	2022	2023	2022
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$5.1	$7.1	$1.3	$1.6
Interest cost	17.1	9.4	5.4	3.0
Expected return on assets	(23.6)	(22.9)	(3.8)	(4.0)
Amortization of prior service credit	—	—	(0.5)	(0.6)
Recognized actuarial loss	8.4	4.5	0.8	0.7
Total Net Periodic Benefit (Income) Cost	$7.0	$(1.9)	$3.2	$0.7
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

12.    Variable Interest Entities
A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO owns and operates two wind facilities, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO also owns one solar facility, Indiana Crossroads Solar, which is expected to go into service in 2023 with 200 MW of nameplate capacity. We control decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that we are the primary beneficiary and have consolidated all three entities.
Members of the respective JVs are NIPSCO (who is the managing member) and tax equity partners. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash, and NIPSCO also assumed an obligation to the developers

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
of the wind facilities representing the remaining economic interest. The developers of the wind facilities are not a partner in the JV for federal income tax purposes and do not receive any share of earnings, tax attributes, or cash flows of each JV. Once the tax equity partner has earned their negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value from the tax equity partner the remaining interest in the respective JV. NIPSCO has an obligation to purchase, through a PPA at established market rates, 100% of the electricity generated by our in-service JVs.
We did not provide any financial or other support during the quarter that was not previously contractually required, nor do we expect to provide such support in the future.
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	March 31, 2023	December 31, 2022
Net Property, Plant and Equipment	$972.7	$978.5
Current assets	33.8	25.7
Total assets(1)	1,006.5	1,004.2
Current liabilities	135.4	128.2
Asset retirement obligations	30.7	30.6
Total liabilities	$166.1	$158.8
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
13.    Long-Term Debt
On March 24, 2023, we completed the issuance and sale of $750.0 million of 5.25% senior unsecured notes maturing in 2028, which resulted in approximately $742.2 million of net proceeds after discount and debt issuance costs.
14.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs, and term credit agreement. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks.We had no outstanding borrowings under this facility as of March 31, 2023 and December 31, 2022.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion. We had zero and $415.0 million of commercial paper outstanding with weighted-average interest rates of zero and 4.60% as of March 31, 2023 and December 31, 2022, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through wholly owned and consolidated special purpose entities. The three agreements expire between August 2023 and May 2024 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2023, the maximum amount of debt that could be borrowed related to our accounts receivable programs is $635.5 million.
We had $281.8 million and $347.2 million of short-term borrowings related to the securitization transactions as of March 31, 2023 and December 31, 2022, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
For the three months ended March 31, 2023 $65.4 million was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the three months ended March 31, 2022 $355.0 million was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.9 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Term Credit Agreement. On December 20, 2022, we entered into a $1.0 billion term credit agreement with a syndicate of banks. The agreement matures on December 19, 2023 and interest charged on the borrowings depends on the variable rate structure elected at the time of each borrowing. The available variable rate structures from which we can choose are defined in the agreement. Under the agreement, we borrowed $1.0 billion on December 20, 2022 with an interest rate of SOFR plus 105 basis points. We had $1.0 billion outstanding with interest rates of 5.81% and 5.37% as of March 31, 2023 and December 31, 2022, respectively.
Items listed above, excluding the term credit agreement, are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of March 31, 2023 and December 31, 2022, we had issued stand-by letters of credit of $10.2 million for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At March 31, 2023 and December 31, 2022, our guarantees for multiple BTAs totaled $841.6 million. As of April 2023, the amount of the guarantees increased to $938.9 million in accordance with the Fairbanks BTA. The amount of each guaranty will fluctuate upon the completion of the various steps outlined in each BTA. See ''- D. Other Matters - Generation Transition,'' below for more information.
B. Legal Proceedings.
Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim, proceeding or investigation would not have a material adverse effect on our results of operations, financial position or liquidity. If one or more matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods that we would be required to pay such liability.
Private Actions. On September 13, 2018, a series of fires and explosions occurred in Lawrence, Andover, and North Andover, Massachusetts related to the delivery of natural gas by Columbia of Massachusetts (the "Greater Lawrence Incident"). There continue to be asserted wrongful death and bodily injury claims as it relates to the Greater Lawrence Incident. We continue to discuss potential settlements with remaining claimants. The outcomes and impacts of such private actions are uncertain at this time.
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
Other Legal Proceedings. We are also party to other claims, regulatory and legal proceedings arising in the ordinary course of business in each state in which we have operations, none of which we believe to be individually material at this time.

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
As of March 31, 2023 and December 31, 2022, we had recorded a liability of $84.3 million and $86.5 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
CERCLA. Our subsidiaries are potentially responsible parties at waste disposal sites under CERCLA and similar state laws. Under CERCLA, each potentially responsible party can be held jointly, severally and strictly liable for the remediation costs as the EPA, or state, can allow the parties to pay for remedial action or perform remedial action themselves and request reimbursement from the potentially responsible parties. Our affiliates have retained CERCLA environmental liabilities, including remediation liabilities, associated with certain current and former operations. At this time, we cannot estimate the full cost of remediating properties that have not yet been investigated, but it is possible that the future costs could be material to the Condensed Consolidated Financial Statements (unaudited).
MGP. We maintain a program to identify and investigate former MGP sites where Gas Distribution Operations subsidiaries or predecessors may have liability. The program has identified 53 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2022. Our total estimated liability related to the facilities subject to remediation was $79.3 million and $81.0 million at March 31, 2023 and December 31, 2022, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $17 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
CCRs. NIPSCO continues to meet the compliance requirements established in the EPA's final rule for the regulation of CCRs. The CCR rule also resulted in revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary.
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
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2023	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive income before reclassifications	1.7	—	—	1.7
Amounts reclassified from accumulated other comprehensive loss	0.3	0.1	0.3	0.7
Net current-period other comprehensive income	2.0	0.1	0.3	2.4
Balance as of March 31, 2023	$(9.2)	$(12.5)	$(13.0)	$(34.7)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2022	$2.1	$(122.5)	$(6.4)	$(126.8)
Other comprehensive income (loss) before reclassifications	(5.9)	47.0	—	41.1
Amounts reclassified from accumulated other comprehensive loss	0.2	—	0.1	0.3
Net current-period other comprehensive income (loss)	(5.7)	47.0	0.1	41.4
Balance as of March 31, 2022	$(3.6)	$(75.5)	$(6.3)	$(85.4)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
17.    Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended March 31,
(in millions)	2023	2022
Interest income	$1.8	$0.9
AFUDC equity	4.8	3.0
Pension and other postretirement non-service benefit (cost)	(3.5)	7.6
Miscellaneous	(1.6)	(0.6)
Total Other, net	$1.5	$10.9

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

	Three Months Ended March 31,
(in millions)	2023	2022
Operating Revenues
Gas Distribution Operations
Unaffiliated	$1,501.3	$1,436.7
Intersegment	3.1	3.1
Total	1,504.4	1,439.8
Electric Operations
Unaffiliated	464.5	430.1
Intersegment	0.2	0.2
Total	464.7	430.3
Corporate and Other
Unaffiliated	0.2	6.5
Intersegment	116.7	113.5
Total	116.9	120.0
Eliminations	(120.0)	(116.8)
Consolidated Operating Revenues	$1,966.0	$1,873.3
Operating Income (Loss)
Gas Distribution Operations	$446.9	$510.8
Electric Operations	81.9	99.2
Corporate and Other	2.2	(9.7)
Consolidated Operating Income	$531.0	$600.3

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
Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Refer to the ''Business'' section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further discussion of our regulated utility business segments.
Our goal is to develop strategies that benefit all stakeholders as we (i) embark on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer conservation patterns. These strategies focus on improving safety and reliability, enhancing customer service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our top priority. Serving as a guiding practice for our SMS, NiSource is certified in conformance to the American Petroleum Institute Recommended Practice 1173. This certification marks an important milestone for our SMS and NiSource’s journey towards operational excellence. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner.
Your Energy, Your Future: Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources, initiated through our 2018 Integrated Resource Plan ("2018 Plan"), is well underway, and we are continually adjusting to the dynamic renewable energy landscape. As of March 31, 2023, we have executed and received IURC approval for BTAs and PPAs with a combined nameplate capacity of 1,950 MW and 1,380 MW, respectively, under the 2018 Plan. We continue to make significant progress on our first two solar BTAs and anticipate completion of these projects and tax equity financing by June 2023. We have also taken contractual actions on a number of our other renewable projects to address the timing of these projects as well as consider the broad market issues facing the industry. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. On January 1, 2023, the provisions of the 2022 IRA became effective. We are evaluating the impact of this legislation to our renewable projects with potential to drive increased value to customers as part of our expansion of renewable projects and generation transition strategy. We will analyze opportunities to leverage the IRA on a project-by-project basis in consideration of several factors, both quantitative and qualitative, to enable project success and ensure value for the customer and company. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Transformation: Our Enterprise-wide Transformation Roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We have formally launched several initiatives that will enable us to streamline work and improve logistics company-wide. These efforts will include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all the initiatives under the Enterprise-wide Transformation Roadmap will prioritize safety and continue to optimize our long-term growth profile.
Economic Environment: We are monitoring risks related to increasing order and delivery lead times for construction and other materials, increasing risk of unavailability of materials due to global shortages in raw materials, and risk of decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to see increasing prices associated with certain materials and supplies. To the extent that delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected. For more information on supply chain impacts to our electric generation strategy, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion. Additionally, for more information on global availability of materials for our renewable projects, see "Results and Discussion of Segment Operations - Electric Operations - Electric Supply and Generation Transition."
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
There has been volatility in the market price of natural gas costs which influences customer bills. For the first three quarters of 2022, gas prices increased. Prices began to decrease in November of 2022 and have continued to decrease during the first quarter of 2023. Changes in gas prices do not have a material impact on our results of operations. For more information on our commodity price impacts, see "Results and Discussion of Segment Operations - Gas Distribution Operations," and "Market Risk Disclosures."
Due to rising interest rates, we experienced higher interest expense in the first quarter of 2023 compared to the first quarter of 2022 associated with short-term borrowings. We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures".

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three months ended March 31, 2023 and 2022 are presented below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$1,966.0	$1,873.3	$92.7
Operating Expenses
Cost of energy	765.1	706.7	(58.4)
Other Operating Expenses	669.9	566.3	(103.6)
Total Operating Expenses	1,435.0	1,273.0	(162.0)
Operating Income	531.0	600.3	(69.3)
Total Other Deductions, Net	(107.4)	(72.8)	(34.6)
Income Taxes	85.8	96.2	10.4
Net Income	337.8	431.3	(93.5)
Net income attributable to noncontrolling interest	4.8	4.5	(0.3)
Net Income Attributable to NiSource	333.0	426.8	(93.8)
Preferred dividends	(13.8)	(13.8)	—
Net Income Available to Common Shareholders	319.2	413.0	(93.8)
Earnings Per Share
Basic Earnings Per Share	$0.77	$1.02	$(0.25)
Diluted Earnings Per Share	$0.71	$0.94	$(0.23)
The majority of the cost of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The decrease in net income available to common shareholders during the three months ended March 31, 2023 was primarily due to an insurance settlement related to the Greater Lawrence Incident received in 2022, decreased revenue related to weather and increased other deductions, partially offset by higher revenues from outcomes of gas base rate proceedings and regulatory capital programs.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Gas and Electric Operations in this Management's Discussion.
Other Deductions, net
The change in Other deductions, net for the three months ended March 31, 2023 compared to the same period in 2022 is primarily driven by higher long-term and short-term debt interest in 2023 and higher non-service pension costs. See Note 13, "Long-Term Debt," Note 14, "Short-Term Borrowings," and Note 11, "Pension and Other Postemployment Benefits," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
Income Taxes
Refer to Note 10, "Income Taxes," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
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

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve linear property and non-linear natural gas transmission and distribution property must be capitalized as improvements or are allowable as deductions. We are analyzing the provisions of the safe harbor method of accounting which we expect to adopt.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Financial and operational data for the Gas Distribution Operations segment for the three months ended March 31, 2023 and 2022 are presented below.

	Three Months Ended March 31,
(in millions)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$1,504.4	$1,439.8	$64.6
Operating Expenses
Cost of energy	602.7	589.1	(13.6)
Operation and maintenance	285.7	277.3	(8.4)
Depreciation and amortization	110.1	100.7	(9.4)
Gain on sale of fixed assets and impairments, net	—	(105.0)	(105.0)
Other taxes	59.0	66.9	7.9
Total Operating Expenses	1,057.5	929.0	(128.5)
Operating Income	$446.9	$510.8	$(63.9)
Revenues
Residential	$1,025.3	$977.6	$47.7
Commercial	365.9	357.5	8.4
Industrial	72.0	68.1	3.9
Off-System	17.2	18.7	(1.5)
Other	24.0	17.9	6.1
Total	$1,504.4	$1,439.8	$64.6
Sales and Transportation (MMDth)
Residential	103.6	122.9	(19.3)
Commercial	68.4	79.9	(11.5)
Industrial	132.6	135.1	(2.5)
Off-System	7.4	4.3	3.1
Other	0.2	0.2	—
Total	312.2	342.4	(30.2)
Heating Degree Days	2,339	2,841	(502)
Normal Heating Degree Days	2,824	2,824	—
% Colder (Warmer) than Normal	(17)%	1%
% Warmer than prior year	(18)%
Gas Distribution Customers
Residential	3,003,277	2,980,965	22,312
Commercial	255,384	254,876	508
Industrial	4,934	4,920	14
Other	3	3	—
Total	3,263,598	3,240,764	22,834
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation, and tax trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2023 compared to the same period in 2022 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2023 vs 2022
New rates from base rate proceedings and regulatory capital programs	$82.6
Increased customer usage	3.7
The effects of customer growth	1.2
The effects of weather in 2023 compared to 2022	(33.3)
Reduction in gross receipts tax, offset in operating expenses	(6.3)
Other	5.2
Change in operating revenues (before cost of energy and other tracked items)	$53.1
Operating revenues offset in operating expense
Higher cost of energy billed to customers	13.6
Lower tracker deferrals within operation and maintenance, depreciation, and tax	(2.1)
Total change in operating revenues	$64.6
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
Throughput
The decrease in total volumes for the three months ended March 31, 2023, compared to the same period in 2022, is primarily attributable to the effects of warmer weather.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2023 compared to the same period in 2022 are presented below.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2023 vs 2022
Reduction in gross receipts tax, offset in operating revenues	$6.3
Lower employee and administrative related expenses	4.1
Property insurance settlement related to the Greater Lawrence Incident received in 2022	(105.0)
Higher depreciation and amortization expense	(9.8)
Higher other than income taxes primarily due to property tax	(2.6)
Impacts from Columbia of Ohio's rate case settlement	(2.6)
Higher expenses related to uncollectible customer accounts	(1.8)
Higher outside services expenses	(1.3)
Other	(4.3)
Change in operating expenses (before cost of energy and other tracked items)	$(117.0)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(13.6)
Lower tracker deferrals within operation and maintenance, depreciation, and tax	2.1
Total change in operating expense	$(128.5)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three months ended March 31, 2023 and 2022 are presented below.

	Three Months Ended March 31,
(in millions)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$464.7	$430.3	$34.4
Operating Expenses
Cost of energy	162.4	117.6	(44.8)
Operation and maintenance	125.3	116.6	(8.7)
Depreciation and amortization	85.9	82.9	(3.0)
Other taxes	9.2	14.0	4.8
Total Operating Expenses	382.8	331.1	(51.7)
Operating Income	$81.9	$99.2	$(17.3)
Revenues
Residential	$150.4	$138.5	$11.9
Commercial	150.9	134.5	16.4
Industrial	134.4	130.0	4.4
Wholesale	2.6	2.6	—
Other	26.4	24.7	1.7
Total	$464.7	$430.3	$34.4
Sales (GWh)
Residential	766.1	819.2	(53.1)
Commercial	856.2	885.3	(29.1)
Industrial	1,937.7	2,007.8	(70.1)
Wholesale	—	4.4	(4.4)
Other	22.8	25.1	(2.3)
Total	3,582.8	3,741.8	(159.0)
Electric Customers
Residential	425,090	423,177	1,913
Commercial	58,499	58,092	407
Industrial	2,133	2,135	(2)
Wholesale	708	712	(4)
Other	3	2	1
Total	486,433	484,118	2,315
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2023 compared to the same period in 2022 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2023 vs 2022
New rates from regulatory capital and DSM programs	$4.0
PPA revenue from renewable JV projects, fully offset by JV operating expenses and noncontrolling interest net income (loss)	0.6
Decreased customer usage	(8.3)
Reduction in gross receipts tax, offset in operating expenses	(5.9)
The effects of weather in 2023 compared to 2022	(2.0)
Other	(1.7)
Change in operating revenues (before cost of energy and other tracked items)	$(13.3)
Operating revenues offset in operating expense
Higher cost of energy billed to customers	44.8
Higher tracker deferrals within operation and maintenance, depreciation and tax	2.9
Total change in operating revenues	$34.4
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
Sales
The decrease in total volumes sold for the three months ended March 31, 2023 compared to the same period in 2022 was primarily attributable to decreased usage by industrial and residential customers.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2023 compared to the same period in 2022 are presented below.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2023 vs 2022
Higher outside services expenses primarily related to higher generation-related maintenance	$(7.0)
Renewable JV project expenses, offset by JV operating revenues	(1.2)
Reduction in gross receipts tax, offset in operating revenues	5.9
Lower employee and administrative expenses	3.3
Other	(5.0)
Change in operating expenses (before cost of energy and other tracked items)	$(4.0)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(44.8)
Higher tracker deferrals within operation and maintenance, depreciation and tax	(2.9)
Total change in operating expense	$(51.7)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan, which outlines the path to retire the remaining two coal units at Schahfer by the end of 2025 and the remaining coal-fired generation by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. See "Project Status" discussion, below, and "Liquidity and Capital Resources" in this Management's Discussion for anticipated barriers to the success of our electric generation transition and additional information on our capital investment spend.
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
Three wind projects have been placed into service, totaling approximately 804 MW of nameplate capacity. All announced projects below have received IURC approval. NIPSCO is evaluating potentially amending other BTAs and PPAs. Any amendments that result in increased project costs may require additional approval by the IURC in order to obtain recovery for increased costs. Our current replacement program will be augmented by the Preferred Energy Resource Plan outlined in our 2021 Integrated Resource Plan. See "Executive Summary - Your Energy, Your Future" in this Management's Discussion for additional information.

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
(1)Ownership of the facility will be transferred to JVs whose members are expected to include NIPSCO and an unrelated tax equity partner.
Project Status. Our contract amendments with certain solar agreements will result in the majority of our remaining projects, and investments, being placed in service between 2023 and 2025. These amendments also formally address inflationary cost pressures communicated from the developers of our solar and storage projects that are primarily due to (i) unavailability of solar panels and other uncertainties related to the pending U.S. Department of Commerce investigation on Antidumping and Countervailing Duties petition filed by a domestic solar manufacturer (the "DOC Investigation"), (ii) the U.S. Department of Homeland Security's June 2021 Withhold Release Order on silica-based products made by Hoshine Silicon Industry Co., Ltd./Uyghur Forced Labor Prevention Act, (iii) Section 201 Tariffs and (iv) persistent general global supply chain and labor availability issues. We are also monitoring our other renewable projects as upcoming project milestones related to permitting and obtaining interconnection rights are expected to occur. Preliminary findings from the DOC Investigation were released in December 2022, with a final decision expected in May 2023. The resolution of these issues, including the final conclusion of the DOC Investigation will determine which, if any, of our solar projects will be subject to any tariffs imposed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. On December 20, 2022 we entered into a $1.0 billion term credit agreement that matures on December 19, 2023. On March 24, 2023, we completed the issuance and sale of $750.0 million of 5.25% senior unsecured notes maturing in 2028, which resulted in approximately $742.2 million of net proceeds after discount and debt issuance costs. On November 7, 2022, we announced that we intend to pursue the sale of a minority interest in our NIPSCO business unit. We maintain an ATM equity program that provides an opportunity to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. As of March 31, 2023, the ATM program had approximately $300.0 million of equity available for issuance. We also expect to remarket the Series C Mandatory Convertible Preferred Stock prior to December 1, 2023, which could result in additional cash proceeds. See Note 5, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our ATM program and Equity Units.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2023 and beyond.
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2023	2022	Change in 2023 vs 2022
Cash from (used for):
Operating Activities	$683.4	$579.8	$103.6
Investing Activities	(727.8)	(370.4)	(357.4)
Financing Activities	117.3	(173.9)	291.2
Operating Activities
The increase in cash from operating activities was primarily driven by year over year change in accounts receivable collections and decreased cash outflows related to inventory balances due to lower gas costs. This was partially offset by increased purchases from gas suppliers, driven by lower gas costs.
Investing Activities
Our current year investing activities were comprised of increased capital expenditures related to system growth and reliability, payments to renewable generation asset developers related to Dunn's Bridge II and Cavalry Solar milestone payments, as well as the property insurance settlement related to the Greater Lawrence Incident received in the prior year.
As we evaluate adjustments to renewable generation project timing, we remain on track to make capital investments totaling $3.3 billion to $3.6 billion during the 2023 period. We also expect to invest approximately $15.0 billion during the 2023-2027 period, including capital investments to support our generation transition strategy. These forecasted capital investments and those included in our Annual Report on Form 10-K for the year ended December 31, 2022, are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory Capital Programs. We replace pipe and modernize our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2023, we continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement as well as other federally mandated compliance investments currently in rates or pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio	IRP - 2023	$38.4	$316.3	1/22-12/22	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe.	May 2023
Columbia of Ohio	CEP - 2023	$31.0	$265.6	1/22-12/22	Assets not included in the IRP.	September 2023
NIPSCO - Gas(2)	TDSIC 4	$3.1	$77.5	7/21-12/21	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	July 2022
NIPSCO - Gas	TDSIC 6	$(2.5)	$149.8	1/22-2/23	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	September 2023
NIPSCO - Gas(2)(3)	FMCA 1	$1.5	$14.1	10/21-3/22	Project costs to comply with federal mandates.	October 2022
NIPSCO - Gas(2)(3)	FMCA 2	$4.2	$38.2	4/22-9/22	Project costs to comply with federal mandates.	April 2023
Columbia of Virginia(4)	SAVE - 2023	$4.5	$45.9	1/23-12/23	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2023
Columbia of Kentucky	SMRP - 2023	$1.6	$41.6	1/23-12/23	Replacement of mains and inclusion of system safety investments.	January 2023
Columbia of Maryland	STRIDE - 2023	$1.3	$18.0	1/23-12/23	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2023
NIPSCO - Electric	TDSIC - 1	$10.4	$148.5	6/21-1/22	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2022
NIPSCO - Electric	TDSIC - 2	$6.6	$143.5	2/22-7/22	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	February 2023
NIPSCO - Electric(5)	TDSIC - 3	$45.6	$130.2	8/22-1/23	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2023
(1)Programs do not include any costs already included in base rates.
(2)On March 1, 2023, incremental tracker revenue was updated as certain investments are now being recovered through base rates.
(3)NIPSCO received approval for a new certificate of public convenience and necessity on December 28, 2022 for an additional Pipeline Safety III Compliance Plan, including $235.3M in capital and $34.1M in operation and maintenance expense project investments.
(4)Columbia of Virginia received a final order on November 1, 2022 modifying the SAVE filing incremental revenue and investments.
(5)NIPSCO Electric TDSIC-3 is for a 14-month billing period in anticipation of a rate case order in August 2023 and a subsequent 9 month hold-out period.
On March 30, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of Michigan City Generating Station's CCR ash ponds. The project includes a total estimated $40.0 million of federally mandated retirement costs. On November 2, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of R.M. Schahfer Generation Station's multi-cell unit. The project includes a total estimated $53.0 million of federally mandated retirement costs. Due to the Settlement filed on March 10, 2023, both FMCA cases have been stayed pending the outcome of NIPSCO’s electric base rate case, which proposes these pond closure costs be recovered through base rates, rather than the FMCA Tracker. Refer to Note 15, "Other Commitments and Contingencies - C. Environmental Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of the CCRs.
Columbia of Ohio filed an application on February 28, 2023, to establish a new PHMSA IRP Rider in order to recover costs incurred to comply with the PHMSA regulations. As proposed, the rider would provide for cost deferrals and carrying costs during the investment period, with rates effective in May 2024. It is anticipated that the PUCO will rule on this application in 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Financing Activities
Common Stock, Preferred Stock and Equity Units. Refer to Note 5, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock and equity units activity.
Long-Term Debt. Refer to Note 13, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on long-term debt activity.
Short-Term Debt. Refer to Note 14, "Short-Term Borrowings," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity.
Noncontrolling Interest. Refer to Note 12, "Variable Interest Entities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on contributions from noncontrolling interest activity.
Sources of Liquidity
The following table displays our liquidity position as of March 31, 2023 and December 31, 2022:

(in millions)	March 31, 2023	December 31, 2022
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	635.5	447.2
Less:
Commercial Paper	—	415.0
Accounts Receivable Programs Utilized	281.8	347.2
Letters of Credit Outstanding Under Credit Facility	10.2	10.2
Add:
Cash and Cash Equivalents	106.4	40.8
Net Available Liquidity	$2,299.9	$1,565.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility, which require us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of March 31, 2023, the ratio was 59.1%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of March 31, 2023. There were no changes to the below credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2023, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $80.8 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2023, 412,982,639 shares of common stock and 1,302,500 shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Except for our March 2023 debt issuance, there were no additional material changes from year-end during the three months ended March 31, 2023. Refer to Note 13, "Long-Term Debt,"in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuance.
Guarantees, Indemnities and Other Off Balance Sheet Arrangements. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. Refer to Note 15, "Other Commitments and Contingencies," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Currently Approved in Current or Future Rates
Columbia of Pennsylvania(1)	10.95%	None specified	$82.2	$44.5	March 18, 2022	Approved December 8, 2022	December 2022
Columbia of Maryland	10.85%	9.65%	$5.8	$3.5	May 13, 2022	Approved November 17, 2022	December 2022
Columbia of Kentucky(2)	10.30%	9.35%	$26.7	$18.3	May 28, 2021	Approved December 28, 2021	January 2022
Columbia of Virginia(3)	10.95%	None specified	$14.2	$1.3	August 28, 2018	Approved June 12, 2019	February 2019
Columbia of Ohio	10.95%	9.60%	$221.4	$68.3	June 30, 2021	Approved January 26, 2023	March 2023
NIPSCO - Gas(4)	10.50%	9.85%	$109.7	$71.8	September 29, 2021	Approved July 27, 2022	September 2022
NIPSCO - Electric	10.80%	9.75%	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Active Rate Cases
Columbia of Virginia(5)	10.75%	In process	$40.6	In process	April 29, 2022	Order Expected Q2 2023	Interim Rates October 2022
NIPSCO - Electric(6)	10.40%	In process	$291.8	In process	September 19, 2022	Order Expected Q3 2023	September 2023
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
(5)Beginning October 2022, interim rates are being billed subject to refund, pending a final commission order. On December 9, 2022, a Stipulation and Proposed Recommendation was filed with the Virginia State Corporation Commission recommending approval of $25.8 million of incremental revenue.
(6) If the pending settlement is approved, new rates will be implemented in 2 steps, with implementation of Step 1 rates to be effective in September 2023 and Step 2 rates to be effective in March 2024. In addition to the requested incremental revenue of $291.8 million, an additional request was made for $103.2 million for costs associated with a new Variable Cost Tracker (VCT) bringing the total requested incremental revenue to $395.0 million. A settlement agreement was filed on March 10, 2023, with supporting testimony filed on March 17, 2023, reflecting incremental revenue of $261.9 million plus an additional $29.9 million for recovery of costs associated with a new Environmental Cost Tracker (replacing the VCT). The evidentiary hearing occurred in April 2023 with an anticipated final order August 2023.
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
Net-Zero Goal. In response to these transition risks and opportunities, on November 7, 2022, we announced a goal of net-zero greenhouse gas emissions by 2040 covering both Scope 1 and Scope 2 emissions ("Net-Zero Goal"). Our Net-Zero Goal builds on greenhouse gas emission reductions achieved to-date and demonstrates that continued execution of our long-term business plan will drive further greenhouse gas emission reductions. We remain on track to achieve previously announced interim greenhouse gas emission reduction targets by reducing fugitive methane emissions from main and service lines by 50 percent from 2005 levels by 2025 and reducing Scope 1 greenhouse gas emissions from company-wide operations by 90 percent from 2005 levels by 2030. We plan to achieve our Net-Zero Goal primarily through continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- or zero-emission energy resources and technologies, such as hydrogen, renewable natural gas, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net-Zero Goal. As of the end of 2022, we had reduced Scope 1 GHG emissions by approximately 67% from 2005 levels.
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
Refer to Note 8, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of March 31, 2023 and December 31, 2022.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, term credit agreement and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.5 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
Refer to Note 8, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of March 31, 2023 and December 31, 2022.
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
Other Information
Critical Accounting Estimates
A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes made as of March 31, 2023.
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

NiSource Inc.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 15, "Other Commitments and Contingencies - B. Legal Proceedings," in the Notes to the Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to such risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 5.250% Notes due 2028 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 24, 2023).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	May 3, 2023	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer (Principal Accounting Officer)