Form 10-Q
period 2023-06-30
NISOURCE INC.
filed 2023-08-02
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 413,254,798 shares outstanding at July 25, 2023.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2023

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Dunn's Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunn's Bridge Solar Center, LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	Blackstone Infrastructure Partners L.P
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019 and its variants, including the Delta and Omicron variants, and any other variant that may emerge
DPU	Department of Public Utilities
EGUs	Electric Utility Generating Units
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles

DEFINED TERMS
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRA	Inflation Reduction Act of 2022
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LIBOR	London InterBank Offered Rate
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Programs
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NYMEX	New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PUCO	Public Utilities Commission of Ohio
RNG	Renewable Natural Gas
ROU	Right of use
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
Section 201 Tariffs	Tariffs imposed by Executive Order from the President of the U.S. on certain imported solar cells and modules at a rate of 15%, which were recently extended to 2026
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
SOFR	Secured Overnight Financing Rate
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VIE	Variable Interest Entity
Note regarding forward-looking statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding the ability to complete the NIPSCO Minority Equity Interest Sale (as defined below) on the anticipated timeline or at all; statements regarding the anticipated benefits of the NIPSCO Minority Equity Interest Sale if completed;

statements regarding the projected impact of the NIPSCO Minority Equity Interest Sales on our performance or opportunities; any statements regarding our expectations, beliefs, plans, objectives or prospects or future performance or financial condition as a result of or in connection with the NIPSCO Minority Equity Interest Sale; statements concerning our plans, strategies, objectives, expected performance, expenditures, recovery of expenditures through rates, stated on either a consolidated or segment basis, and any and all underlying assumptions and other statements that are other than statements of historical fact. Investors and prospective investors should understand that many factors govern whether any forward-looking statement contained herein will be or can be realized. Any one of those factors could cause actual results to differ materially from those projected. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "would," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," "forecast," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. All forward-looking statements are based on assumptions that management believes to be reasonable; however, there can be no assurance that actual results will not differ materially.
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, but are not limited to, risks and uncertainties relating to the timing and certainty of closing the NIPSCO Minority Equity Interest Sale; the ability to satisfy the conditions to closing the NIPSCO Minority Equity Interest Sale, including the ability to obtain FERC approval necessary to complete the NIPSCO Minority Equity Interest Sale; the ability to achieve the anticipated benefits of the NIPSCO Minority Equity Interest Sale; the effects of transaction costs; the effects of the NIPSCO Minority Equity Interest Sale on industry, market, economic, political or regulatory conditions outside of NiSource’s control; any disruption to NiSource’s business from the NIPSCO Minority Equity Interest Sale, including the diversion of management time on NIPSCO Minority Equity Interest Sale-related issues; our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in, or failures of, technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified, diverse workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the actions of activist stockholders; the performance of third-party suppliers and service providers; potential cybersecurity attacks; increased requirements and costs related to cybersecurity; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the physical impacts of climate change and the transition to a lower carbon future; our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals, including our Net-Zero Goal (as defined below); our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; any adverse effects related to our equity units; adverse economic and capital market conditions or increases in interest rates; inflation; recessions; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; other matters in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Customer revenues	$1,067.2	$1,156.5	$2,963.3	$2,996.8
Other revenues	22.8	26.7	92.7	59.7
Total Operating Revenues	1,090.0	1,183.2	3,056.0	3,056.5
Operating Expenses
Cost of energy	251.9	383.7	1,017.0	1,090.4
Operation and maintenance	369.5	381.9	760.7	776.2
Depreciation and amortization	233.1	208.7	440.0	401.4
Gain on sale of assets, net	(0.3)	—	(0.3)	(105.0)
Other taxes	66.9	65.6	138.7	149.9
Total Operating Expenses	921.1	1,039.9	2,356.1	2,312.9
Operating Income	168.9	143.3	699.9	743.6
Other Income (Deductions)
Interest expense, net	(110.5)	(84.5)	(219.4)	(168.2)
Other, net	2.0	9.0	3.5	19.9
Total Other Deductions, Net	(108.5)	(75.5)	(215.9)	(148.3)
Income before Income Taxes	60.4	67.8	484.0	595.3
Income Taxes	14.1	12.0	99.9	108.2
Net Income	46.3	55.8	384.1	487.1
Net loss attributable to noncontrolling interest	(12.5)	(11.2)	(7.7)	(6.7)
Net Income Attributable to NiSource	58.8	67.0	391.8	493.8
Preferred dividends	(12.7)	(13.8)	(26.5)	(27.6)
Preferred redemption premium	(6.2)	—	(6.2)	—
Net Income Available to Common Shareholders	39.9	53.2	359.1	466.2
Earnings Per Share
Basic Earnings Per Share	$0.10	$0.13	$0.87	$1.15
Diluted Earnings Per Share	$0.09	$0.12	$0.80	$1.06
Basic Average Common Shares Outstanding	413.3	406.4	413.1	406.2
Diluted Average Common Shares	446.8	440.2	446.9	440.8
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2023	2022	2023	2022
Net Income	$46.3	$55.8	$384.1	$487.1
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale debt securities(1)	(1.2)	(3.9)	0.8	(9.6)
Reclassification adjustment for cash flow hedges(2)	(0.2)	56.0	(0.1)	103.0
Unrecognized pension and OPEB benefit (costs)(3)	0.3	(2.5)	0.6	(2.4)
Total other comprehensive income (loss)	(1.1)	49.6	1.3	91.0
Comprehensive Income	$45.2	$105.4	$385.4	$578.1
(1)Net unrealized gain (loss) on available-for-sale debt securities, net of $0.3 million tax benefit and $1.1 million tax benefit in the second quarter of 2023 and 2022, respectively, and $0.2 million of tax expense and $2.6 million tax benefit for the six months ended 2023 and 2022, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.0 million tax expense and $12.8 million tax expense in the second quarter of 2023 and 2022, respectively , and $0.1 million of tax benefit and $34.1 million tax expense for the six months ended 2023 and 2022, respectively.
(3)Unrecognized pension and OPEB benefit (costs), net of $0.1 million of tax expense and $0.8 million tax benefit in the second quarter of 2023 and 2022, respectively, and $0.2 million of tax expense and $0.8 million tax benefit for the six months ended 2023 and 2022, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Property, Plant and Equipment
Plant	$29,135.4	$27,551.3
Accumulated depreciation and amortization	(7,960.2)	(7,708.7)
Net Property, Plant and Equipment(1)	21,175.2	19,842.6
Investments and Other Assets
Unconsolidated affiliates	3.8	1.6
Available-for-sale debt securities (amortized cost of $168.8 and $166.7, allowance for credit losses of $0.7 and $0.9, respectively)	154.9	151.6
Other investments	78.5	71.0
Total Investments and Other Assets	237.2	224.2
Current Assets
Cash and cash equivalents	151.3	40.8
Restricted cash	39.8	34.6
Accounts receivable	631.4	1,065.8
Allowance for credit losses	(27.8)	(23.9)
Accounts receivable, net	603.6	1,041.9
Gas inventory	214.3	531.7
Materials and supplies, at average cost	180.1	151.4
Electric production fuel, at average cost	68.3	68.8
Exchange gas receivable	43.1	128.1
Regulatory assets	200.3	233.2
Deposits to renewable generation asset developer	137.4	143.8
Prepayments and other	218.7	210.0
Total Current Assets(1)	1,856.9	2,584.3
Other Assets
Regulatory assets	2,300.2	2,347.6
Goodwill	1,485.9	1,485.9
Deferred charges and other	288.3	252.0
Total Other Assets	4,074.4	4,085.5
Total Assets	$27,343.7	$26,736.6
(1)Includes $1,349.7 million and $978.5 million at June 30, 2023 and December 31, 2022, respectively, of net property, plant and equipment assets and $160.4 million and $25.7 million at June 30, 2023 and December 31, 2022, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 13, "Variable Interest Entities," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 413,148,513 and 412,142,602 shares outstanding, respectively	$4.2	$4.2
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 902,500 and 1,302,500 shares outstanding, respectively	1,152.6	1,546.5
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	7,383.1	7,375.3
Retained deficit	(1,173.8)	(1,213.6)
Accumulated other comprehensive loss	(35.8)	(37.1)
Total NiSource Stockholders’ Equity	7,230.4	7,575.4
Noncontrolling interest in consolidated subsidiaries	341.0	326.4
Total Equity	7,571.4	7,901.8
Long-term debt, excluding amounts due within one year	11,002.8	9,523.6
Total Capitalization	18,574.2	17,425.4
Current Liabilities
Current portion of long-term debt	29.4	30.0
Short-term borrowings	1,589.9	1,761.9
Accounts payable	718.4	899.5
Dividends payable - common stock	103.4	—
Dividends payable - preferred stock	8.2	—
Customer deposits and credits	207.6	324.7
Taxes accrued	208.7	246.2
Interest accrued	125.0	138.4
Exchange gas payable	33.0	147.6
Regulatory liabilities	362.0	236.8
Asset retirement obligations	50.7	35.5
Accrued compensation and employee benefits	151.7	167.5
Obligations to renewable generation asset developer	—	347.2
Other accruals	503.2	325.2
Total Current Liabilities(1)	4,091.2	4,660.5
Other Liabilities
Deferred income taxes	1,986.0	1,854.5
Accrued liability for postretirement and postemployment benefits	237.0	245.5
Regulatory liabilities	1,679.8	1,775.8
Asset retirement obligations	480.9	478.1
Other noncurrent liabilities and deferred credits	294.6	296.8
Total Other Liabilities(1)	4,678.3	4,650.7
Commitments and Contingencies (Refer to Note 16, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$27,343.7	$26,736.6
(1)Includes $344.5 million and $128.2 million at June 30, 2023 and December 31, 2022, respectively, of current liabilities and $54.4 million and $30.6 million at June 30, 2023 and December 31, 2022, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 13, "Variable Interest Entities," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2023	2022
Operating Activities
Net Income	$384.1	$487.1
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	440.0	401.4
Deferred income taxes and investment tax credits	93.0	100.8
Gain on sale of assets	(0.3)	(105.0)
Other adjustments	6.6	14.1
Changes in Assets and Liabilities:
Components of working capital	300.6	2.4
Regulatory assets/liabilities	12.6	(8.2)
Deferred charges and other noncurrent assets	(18.4)	(16.1)
Other noncurrent liabilities and deferred credits	(27.2)	30.7
Net Cash Flows from Operating Activities	1,191.0	907.2
Investing Activities
Capital expenditures	(1,161.9)	(917.0)
Insurance recoveries	—	105.0
Payment to renewable generation asset developer	(137.4)	(79.0)
Other investing activities	(76.3)	(60.1)
Net Cash Flows used for Investing Activities	(1,375.6)	(951.1)
Financing Activities
Proceeds from Issuance of long-term debt	1,488.7	345.6
Repayments of finance lease obligations	(16.1)	(34.7)
Change in short-term borrowings, net (maturity ≤ 90 days)	(172.2)	(5.0)
Issuance of common stock, net of issuance costs	6.3	5.9
Redemption of preferred stock	(393.9)	—
Preferred stock redemption premium	(6.2)	—
Equity costs, grant withholdings and debt related costs	(16.7)	(9.1)
Contributions from noncontrolling interest	35.0	—
Distributions to noncontrolling interest	(10.0)	(3.0)
Dividends paid - common stock	(206.6)	(190.6)
Dividends paid - preferred stock	(27.6)	(27.6)
Contract liability payment	(33.2)	(33.0)
Payment of obligation to renewable generation asset developer	(347.2)	—
Net Cash Flows from Financing Activities	300.3	48.5
Change in cash, cash equivalents and restricted cash	115.7	4.6
Cash, cash equivalents and restricted cash at beginning of period	75.4	94.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$191.1	$99.5
Reconciliation to Balance Sheet

Six Months Ended June 30, (in millions)	2023
Cash and cash equivalents	151.3
Restricted Cash	39.8
Total Cash, Cash Equivalents and Restricted Cash	191.1
Supplemental Disclosures of Cash Flow Information

Six Months Ended June 30, (in millions)	2023	2022
Non-cash transactions:
Capital expenditures included in current liabilities	$410.2	$252.6
Dividends declared but not paid	111.6	103.6
Purchase contract liability(1)	32.6	97.3
(1) Refer to Note 5, "Equity," for additional information
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries(2)	Total
Balance as of April 1, 2023	$4.2	$1,546.5	$(99.9)	$7,372.9	$(1,114.8)	$(34.7)	$329.5	$8,003.7
Comprehensive Income:
Net income (loss)	—	—	—	—	58.8	—	(12.5)	46.3
Other comprehensive income, net of tax	—	—	—	—	—	(1.1)	—	(1.1)
Dividends:
Common stock ($0.25 per share)	—	—	—	—	(103.4)	—	—	(103.4)
Preferred stock (See Note 5)	—	—	—	—	(8.2)	—	—	(8.2)
Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Preferred stock redemption premium	—	—	—	—	(6.2)	—	—	(6.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	28.7	28.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.7)	(4.7)
Stock issuances:
Employee stock purchase plan	—	—	—	1.5	—	—	—	1.5
Long-term incentive plan	—	—	—	6.2	—	—	—	6.2
401(k) and profit sharing	—	—	—	2.5	—	—	—	2.5
Balance as of June 30, 2023	$4.2	$1,152.6	$(99.9)	$7,383.1	$(1,173.8)	$(35.8)	$341.0	$7,571.4
(1) See Note 5, "Equity," for additional information.
(2) Contributions from noncontrolling interest is net of commitment and consulting fees and other legal costs related to the mechanical completion closing of Dunn's Bridge I of $2.7 million

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries(2)	Total
Balance as of January 1, 2023	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net income (loss)	—	—	—	—	391.8	—	(7.7)	384.1
Other comprehensive income, net of tax	—	—	—	—	—	1.3	—	1.3
Dividends:
Common stock ($0.75 per share)	—	—	—	—	(310.1)	—	—	(310.1)
Preferred stock (See Note 5)	—	—	—	—	(35.7)	—	—	(35.7)
Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Preferred stock redemption premium	—	—	—	—	(6.2)	—	—	(6.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	32.3	32.3
Distributions to noncontrolling interests	—	—	—	—	—	—	(10.0)	(10.0)
Stock issuances:
Employee stock purchase plan	—	—	—	2.8	—	—	—	2.8
Long-term incentive plan	—	—	—	(0.1)	—	—	—	(0.1)
401(k) and profit sharing	—	—	—	5.1	—	—	—	5.1
Balance as of June 30, 2023	$4.2	$1,152.6	$(99.9)	$7,383.1	$(1,173.8)	$(35.8)	$341.0	$7,571.4
(1) See Note 5, "Equity," for additional information.
(2) Contributions from noncontrolling interest is net of commitment and consulting fees and other legal costs related to the mechanical completion closing of Dunn's Bridge I of $2.7 million

ITEM 1. FINANCIAL STATEMENTS (continued)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of April 1, 2022	$4.1	$1,546.5	$(99.9)	$7,208.9	$(1,372.3)	$(85.4)	$329.5	$7,531.4
Comprehensive Income:
Net income	—	—	—	—	67.0	—	(11.2)	55.8
Other comprehensive income, net of tax	—	—	—	—	—	49.6	—	49.6
Dividends:
Common stock ($0.24 per share)	—	—	—	—	(95.4)	—	—	(95.4)
Preferred stock (See Note 5)	—	—	—	—	(8.2)	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2.5)	(2.5)
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	—	1.3
Long-term incentive plan	—	—	—	6.0	—	—	—	6.0
401(k) and profit sharing	—	—	—	2.4	—	—	—	2.4
Balance as of June 30, 2022	$4.1	$1,546.5	$(99.9)	$7,218.6	$(1,408.9)	$(35.8)	$315.8	$7,540.4
(1) See Note 5, "Equity," for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2022	$4.1	$1,546.5	$(99.9)	$7,204.3	$(1,580.9)	$(126.8)	$325.6	$7,272.9
Comprehensive Income:
Net income	—	—	—	—	493.8	—	(6.7)	487.1
Other comprehensive income, net of tax	—	—	—	—	—	91.0	—	91.0
Dividends:
Common stock ($0.71 per share)	—	—	—	—	(286.1)	—	—	(286.1)
Preferred stock (See Note 5)	—	—	—	—	(35.7)	—	—	(35.7)
Distributions to noncontrolling interest							(3.1)	(3.1)
Stock issuances:
Employee stock purchase plan	—	—	—	2.5	—	—	—	2.5
Long-term incentive plan	—	—	—	6.9	—	—	—	6.9
401(k) and profit sharing	—	—	—	4.9	—	—	—	4.9
Balance as of June 30, 2022	$4.1	$1,546.5	$(99.9)	$7,218.6	$(1,408.9)	$(35.8)	$315.8	$7,540.4
(1) See Note 5, "Equity," for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2023	1,303	416,946	(3,963)	412,983
Issued:
Employee stock purchase plan	—	53	—	53
Long-term incentive plan	—	26	—	26
401(k) and profit sharing	—	87	—	87
Redeemed:
Preferred Stock	(400)			—
Balance as of June 30, 2023	903	417,112	(3,963)	413,149

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2023	1,303	416,106	(3,963)	412,143
Issued:
Employee stock purchase plan	—	101	—	101
Long-term incentive plan	—	721	—	721
401(k) and profit sharing	—	184	—	184
Redeemed:	—	—	—	—
Preferred Stock	(400)	—	—	—
Balance as of June 30, 2023	903	417,112	(3,963)	413,149

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2022	1,303	409,697	(3,963)	405,734
Issued:
Employee stock purchase plan	—	39	—	39
Long-term incentive plan	—	28	—	28
401(k) and profit sharing	—	77	—	77
Balance as of June 30, 2022	1,303	409,841	(3,963)	405,878

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2022	1,303	409,266	(3,963)	405,303
Issued:
Employee stock purchase plan	—	83	—	83
Long-term incentive plan	—	328	—	328
401(k) and profit sharing	—	164	—	164
Balance as of June 30, 2022	1,303	409,841	(3,963)	405,878
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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Three Months Ended June 30, 2023 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other	Total
Customer Revenues(1)
Residential	$450.6	$122.8	$—	$573.4
Commercial	152.1	130.1	—	282.2
Industrial	51.1	112.6	—	163.7
Off-system	22.9	—	—	22.9
Miscellaneous	11.7	13.3	—	25.0
Total Customer Revenues	$688.4	$378.8	$—	$1,067.2
Other Revenues	4.4	18.2	0.2	22.8
Total Operating Revenues	$692.8	$397.0	$0.2	$1,090.0
(1)Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.
(2)Amounts included in Gas Distributions Operations Other revenues primarily relate to weather normalization adjustment mechanisms.
(3)Amounts included in Electric Operations Other revenues primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended June 30, 2022 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other(4)	Total
Customer Revenues(1)
Residential	$465.0	$137.0	$—	$602.0
Commercial	160.6	134.7	—	295.3
Industrial	48.1	138.7	—	186.8
Off-system	59.1	—	—	59.1
Miscellaneous	8.6	4.7	—	13.3
Total Customer Revenues	$741.4	$415.1	$—	$1,156.5
Other Revenues	(0.3)	22.0	5.0	26.7
Total Operating Revenues	$741.1	$437.1	$5.0	$1,183.2
(1)Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.
(2)Amounts included in Gas Distributions Operations Other revenues primarily relate to weather normalization adjustment mechanisms.
(3)Amounts included in Electric Operations Other revenues primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.
(4)Amounts associated with Corporate and Other revenues primarily relate to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six months ended June 30, 2023 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,437.6	$273.2	$—	$1,710.8
Commercial	512.7	281.0	—	793.7
Industrial	123.0	246.8	—	369.8
Off-system	40.1	—	—	40.1
Miscellaneous	30.1	18.8	—	48.9
Total Customer Revenues	$2,143.5	$819.8	$—	$2,963.3
Other Revenues	50.6	41.7	0.4	92.7
Total Operating Revenues	$2,194.1	$861.5	$0.4	$3,056.0
(1)Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.
(2)Amounts included in Gas Distributions Operations Other revenues primarily relate to weather normalization adjustment mechanisms.
(3)Amounts included in Electric Operations Other revenues primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.

Six months ended June 30, 2022 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other(4)	Total
Customer Revenues(1)
Residential	$1,441.9	$275.5	$—	$1,717.4
Commercial	517.1	269.2	—	786.3
Industrial	115.9	268.5	—	384.4
Off-system	77.8	—	—	77.8
Miscellaneous	22.6	8.3	—	30.9
Total Customer Revenues	$2,175.3	$821.5	$—	$2,996.8
Other Revenues	2.5	45.7	11.5	59.7
Total Operating Revenues	$2,177.8	$867.2	$11.5	$3,056.5
(1)Customer revenue amounts exclude intersegment revenues. See Note 19, "Business Segment Information," for discussion of intersegment revenues.
(2)Amounts included in Gas Distributions Operations Other revenues primarily relate to weather normalization adjustment mechanisms.
(3)Amounts included in Electric Operations Other revenues primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.
(4)Amounts associated with Corporate and Other revenues primarily relate to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the six months ended June 30, 2023 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2022	$560.5	$453.0
Balance as of June 30, 2023	372.9	191.5

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
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of June 30, 2023 and December 31, 2022 are presented in the table below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2023	$17.2	$5.9	$0.8	$23.9
Current period provisions	16.8	3.2	—	20.0
Write-offs charged against allowance	(24.0)	(2.8)	—	(26.8)
Recoveries of amounts previously written off	10.4	0.3	—	10.7
Balance as of June 30, 2023	$20.4	$6.6	$0.8	$27.8

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2022	$18.9	$3.8	$0.8	$23.5
Current period provisions	29.1	6.9	—	36.0
Write-offs charged against allowance	(52.1)	(5.3)	—	(57.4)
Recoveries of amounts previously written off	21.3	0.5	—	21.8
Balance as of December 31, 2022	$17.2	$5.9	$0.8	$23.9

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
4.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the three and six months ended June 30, 2023 and 2022 using the if-converted method under US GAAP. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the stock price falls below the initial reference price of $24.51, subject to anti-dilution adjustments, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 5, "Equity." Conversely, if the stock price is above the initial reference price of $24.51, subject to anti-dilution adjustments, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment is reflected in the calculation of diluted EPS for interest expense incurred for the three and six months ended June 30, 2023 and 2022 net of tax, related to the purchase contracts.
We adopted ASU 2020-06 on January 1, 2022, which resulted in additional dilution from our Equity Units by requiring us to assume share settlement of the remaining purchase contract payment balance based on the average share price during the period.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units are contingently convertible as the conversion is contingent on a successful remarketing as described in Note 5, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of June 30, 2023 and 2022, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the three and six months ended June 30, 2023 and 2022.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net Income Available to Common Shareholders	$39.9	$53.2	$359.1	$466.2
Less: Income allocated to participating securities	—	—	0.2	—
Net Income Available to Common Shareholders - Basic	39.9	53.2	358.9	466.2
Add: Dilutive effect of Equity Units	0.4	0.5	0.8	1.0
Net Income Available to Common Shareholders - Diluted	$40.3	$53.7	$359.7	$467.2
Denominator:
Average common shares outstanding - Basic	413.3	406.4	413.1	406.2
Dilutive potential common shares:
Equity Units purchase contracts	31.3	27.9	31.2	28.5
Equity Units purchase contract payment balance	1.2	3.3	1.5	3.6
Shares contingently issuable under employee stock plans	0.6	1.0	0.7	1.0
Shares restricted under employee stock plans	0.4	0.4	0.4	0.4
ATM forward agreements	—	1.2	—	1.1
Average Common Shares - Diluted	446.8	440.2	446.9	440.8
Earnings per common share:
Basic	$0.10	$0.13	$0.87	$1.15
Diluted	$0.09	$0.12	$0.80	$1.06

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5.    Equity
ATM Program. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock. As of June 30, 2023, the ATM program had approximately $300.0 million of equity available for issuance. The program expires on December 31, 2023. There are no outstanding forward agreements as of June 30, 2023.
Preferred Stock. As of June 30, 2023, we had 20,000,000 shares of preferred stock authorized for issuance, of which 902,500 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
			2023	2022	2023	2022	2023	2022
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share(2)				Outstanding
5.650% Series A	$1,000.00	—	—	—	28.25	28.25	$—	$393.9
6.500% Series B	$25,000.00	20,000	406.25	406.25	1,218.75	1,218.75	$486.1	$486.1
Series C(1)	$1,000.00	862,500	—	—	—	—	$666.5	$666.5
(1)The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock
(2)Dividend declared per share for the six months ended June 30, 2023 reflects the dividend declared on our outstanding Series A Preferred Stock on March 14, 2023. The dividend was paid on June 15, 2023.
In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of June 30, 2023. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption, or repurchase of the underlying Series B Preferred Stock.
On June 15, 2023, we redeemed all 400,000 outstanding shares of Series A Preferred Stock for a redemption price of $1,000 per share or $400.0 million in total. Following the redemption, dividends ceased to accrue on such shares of Series A Preferred Stock, the shares of Series A Preferred Stock are no longer deemed outstanding and all rights of the holders of the shares of Series A Preferred Stock were terminated. In conjunction with the redemption, we recorded a $6.2 million preferred stock redemption premium, calculated as the difference between the carrying value on the redemption date of the Series A Preferred Stock and the total amount of consideration paid to redeem, which was recorded as a reduction to retained earnings as of June 30, 2023. Since we are obligated to issue common stock under the Equity Units purchase contracts by the end of 2023, we did not recognize an excise tax liability, under the IRA, in connection with this redemption.
In June 2023, we filed a certificate of elimination to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to eliminate from the Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designations with respect to the Series A Preferred Stock. As a result, the 400,000 shares that were previously designated as Series A Preferred Stock were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, without designation as to series. The certificate of elimination does not change the total number of authorized shares of capital stock of NiSource or the total number of authorized shares of preferred stock.
As of June 30, 2023 and 2022, Series A Preferred Stock had $0.0 and $1.0 million of cumulative preferred dividends in arrears, or $0.00 and $2.51 per share. As of June 30, 2023 and 2022, Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
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
The purchase contract obligates holders to purchase shares of our common stock on December 1, 2023, subject to early settlement in certain situations. The purchase price paid under the purchase contract is $100 and the number of shares to be purchased will be determined under a settlement rate formula based on the volume-weighted average share price of our common stock near the settlement date, subject to a maximum settlement rate. The Series C Mandatory Convertible Preferred Stock were pledged upon issuance as collateral to secure the purchase of common stock under the related purchase contracts.
The Series C Mandatory Convertible Preferred Stock is required to be remarketed prior to December 1, 2023, and each share, unless previously converted, will automatically convert to common stock based on a conversion rate on the mandatory conversion date, which is expected to be on or about March 1, 2024. The conversion rate will be determined based on the volume-weighted average share price of our common stock near the conversion date, subject to a minimum and maximum conversion rate. Prior to December 1, 2023, the Series C Mandatory Convertible Preferred Stock will not bear any dividends and the liquidation preference will not accrete. Following a successful remarketing, dividends may become payable on the Series C Mandatory Convertible Preferred Stock and/or the minimum conversion rate of the Series C Mandatory Convertible Preferred Stock may be increased. If no successful remarketing of the Series C Mandatory Convertible Preferred Stock has previously occurred, effective as of December 1, 2023, the conversion rate will be zero, no shares of our common stock will be delivered upon automatic conversion and each share of Series C Mandatory Convertible Preferred Stock will be automatically transferred to us on the mandatory conversion date without any payment of cash or shares of our common stock thereon. In the event of such a remarketing failure, any shares of Series C Mandatory Convertible Preferred Stock held as part of Corporate Units will be automatically delivered to us on December 1, 2023 in full satisfaction of the relevant holder's obligation under the related purchase contracts.
We pay quarterly contract adjustment payments at the rate of 7.75% per year on the stated amount of $100 per Equity Unit. The contract adjustment payments are payable in cash, shares of our common stock or a combination thereof, at our election. The payment of contract adjustment payments may also be deferred until the purchase contract settlement date, December 1, 2023, at our election. If we exercise our option to defer the payment of contract adjustment payments, then until the deferred contract adjustment payments have been paid, we will not declare or pay any dividends on, or make any distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to, any shares of our capital stock; make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of our debt securities that rank on parity with, or junior to, the contract adjustment payments; or make any guarantee payments under any guarantee by us of securities of any of our subsidiaries if our guarantee ranks on parity with, or junior to, the contract adjustment payments. As of June 30, 2023, no contract adjustment payments have been deferred with quarterly cash payments being remitted to the holders. As of June 30, 2023 and December 31, 2022 the purchase contract liability, net of issuance costs, was $32.6 million and $65.0 million, respectively. Purchase contract payments are recorded against this liability. Accretion of the purchase contract liability is recorded as interest expense. Cash payments of $33.4 million were made during both six month periods ended June 30, 2023 and 2022.
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
Refer to Note 4, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS. Under the terms of the Equity Units, assuming no anti-dilution or other adjustments such as a fundamental change, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million. Had we settled the remaining purchase contract payment balance in shares at June 30, 2023, we would have issued approximately 1.2 million shares.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Natural gas storage injections are priced at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference in the cost of replacing the current portion of stored gas inventory compared to the amount stated on a LIFO basis is recorded within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. The LIFO basis exceeded the cost of replacing the current portion of stored gas by $11.6 million and zero as of June 30, 2023 and December 31, 2022, respectively, for certain gas distribution companies recorded within "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).
7.    Regulatory Matters
NIPSCO change in accounting estimate
As part of the NIPSCO Gas Settlement and Stipulation Agreement filed on March 2, 2022, NIPSCO Gas agreed to change the depreciation methodology for its calculation of depreciation rates, which reduces depreciation expense and subsequent revenues and cash flows. An order was received on July 27, 2022 approving the rate case and rates were effective as of September 1, 2022. As part of the NIPSCO Electric pending electric base rate case and the Stipulation and Settlement Agreement filed on March 10, 2023 NIPSCO Electric agreed to change the depreciation methodology for its calculation of depreciation rates, which will reduce depreciation expense and subsequent revenues and cash flows if the stipulation is accepted. An order is expected in the electric rate case in August of 2023.
Columbia of Ohio regulatory filing update
Columbia of Ohio's base rate case was filed on June 30, 2021, requesting a net rate increase of approximately 21.3% or $221.4 million increase in revenue per year. The case was filed in conjunction with applications for an alternative rate plan, approval of certain deferral authority, and updates to certain riders. On October 31, 2022, Columbia of Ohio filed a joint stipulation and recommendation with certain parties to settle the base rate case. On January 26, 2023, the PUCO modified and approved the joint stipulation and recommendation, and Columbia of Ohio placed rates into effect on March 1, 2023. Applications for Rehearing were filed by the three parties who opposed certain rate design and energy efficiency assistance components of the joint stipulation and recommendation, which was granted for further consideration by the PUCO on March 22, 2023.
Regulatory deferral related to renewable energy investments
In accordance with the accounting principles of ASC 980, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation expense" on the Condensed Statements of Consolidated Income (unaudited). NiSource recorded depreciation expense of $13.7 million and $9.3 million for the three and six months ended June 30, 2023, and $9.6 million and $6.7 million for the three and six months ended June 30, 2022. Refer to Note 13, "Variable Interest Entities," for additional information.
8.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	June 30, 2023		December 31, 2022
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$5.0	$2.5	$18.8	$1.1
Total	$5.0	$2.5	$18.8	$1.1
Noncurrent(2)
Derivatives not designated as hedging instruments	$34.6	$1.7	$66.0	$1.9
Total	$34.6	$1.7	$66.0	$1.9
(1)Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at June 30, 2023. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $35.4 million and $81.8 million at June 30, 2023 and December 31, 2022, respectively.
All gains and losses on derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At June 30, 2023 and December 31, 2022, we had 88.9 MMDth and 99.0 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of June 30, 2023, the remaining terms of these instruments range from one to four years.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	June 30, 2023	December 31, 2022
Regulatory Assets
Losses on commodity price risk programs	$16.4	$10.0
Regulatory Liabilities
Gains on commodity price risk programs	40.5	90.0
Our derivative instruments measured at fair value as of June 30, 2023 and December 31, 2022 do not contain any credit-risk-related contingent features.
The net gain related to multiple of our settled interest rate swaps is recorded in AOCI. We amortize the net gain over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three and six months ended June 30, 2023 and 2022 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Amortization will continue for 347 months. See Note 17, "Accumulated Other Comprehensive Loss," for additional information.
9.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

Recurring Fair Value Measurements June 30, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2023
Assets
Risk management assets	$—	$39.6	$—	$39.6
Available-for-sale debt securities	—	154.9	—	154.9
Total	$—	$194.5	$—	$194.5
Liabilities
Risk management liabilities	$—	$4.2	$—	$4.2
Total	$—	$4.2	$—	$4.2

Recurring Fair Value Measurements December 31, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Assets
Risk management assets	$—	$84.8	$—	$84.8
Available-for-sale debt securities	—	151.6	—	151.6
Total	$—	$236.4	$—	$236.4
Liabilities
Risk management liabilities	$—	$3.0	$—	$3.0
Total	$—	$3.0	$—	$3.0

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of June 30, 2023 and December 31, 2022, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of June 30, 2023 and December 31, 2022, we have $0.7 million and $0.9 million, respectively, recorded as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at June 30, 2023 and December 31, 2022 were:

June 30, 2023 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$70.1	$—	$(4.2)	$—	$65.9
Corporate/Other debt securities	98.7	—	(9.0)	(0.7)	89.0
Total	$168.8	$—	$(13.2)	$(0.7)	$154.9

December 31, 2022 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$67.7	$—	$(4.5)	$—	$63.2
Corporate/Other debt securities	99.0	—	(9.7)	(0.9)	88.4
Total	$166.7	$—	$(14.2)	$(0.9)	$151.6
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $59.9 million and $83.7 million, respectively, at June 30, 2023.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $61.0 million and $85.5 million, respectively, at December 31, 2022.
The cost of maturities sold is based upon specific identification. Realized gains and losses on available-for-sale securities were immaterial for the three and six months ended June 30, 2023 and 2022.
At June 30, 2023, approximately $12.9 million of U.S. Treasury debt securities and approximately $3.6 million of Corporate/Other debt securities have maturities of less than a year.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of June 30, 2023, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2023	Estimated Fair Value as of June 30, 2023	Carrying Amount as of Dec. 31, 2022	Estimated Fair Value as of Dec. 31, 2022
Long-term debt (including current portion)	$11,032.2	$10,079.7	$9,553.6	$8,479.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Goodwill
Substantially all of our goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. Our goodwill balance was $1,485.9 million as of June 30, 2023 and December 31, 2022. All our goodwill has been allocated to our Gas Distribution Operations segment.

For our annual goodwill impairment analysis performed as of May 1, 2023, we performed a qualitative "step 0" assessment and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to their baseline May 1, 2020 "step 1" fair value measurement. There have been no impairments to the carrying value of our goodwill during the periods presented.
11.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2023 and 2022 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss. The effective tax rates for the three months ended June 30, 2023 and 2022 were 23.3% and 17.7%, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022 were 20.6% and 18.2%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to renewable partnership income, amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state flow through, and other permanent book-to-tax differences.
The increase in the three month effective tax rate of 5.6% in 2023 compared to 2022 is primarily attributed to increases in renewable partnership income, partially offset by increased amortization of excess deferred federal income tax liabilities, current year impacts of a state legislative change in a flow-through jurisdiction, and restricted stock unit excess benefit.

The increase in the six month effective tax rate of 2.4% in 2023 compared to 2022 is primarily attributed to increases in renewable partnership income, partially offset by increased amortization of excess deferred federal income tax liabilities, current year impacts of a state legislative change in a flow-through jurisdiction, and restricted stock unit excess benefit.
As of June 30, 2023, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 11 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of these unrecognized tax benefits.
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
For the six months ended June 30, 2023, we contributed $2.0 million to our pension plans and $11.2 million to our OPEB plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and six months ended June 30, 2023 and 2022:

	Pension Benefits		OPEB
Three Months Ended June 30, (in millions)	2023	2022	2023	2022
Components of Net Periodic Benefit Cost(1)
Service cost	$5.1	$7.0	$1.3	$1.6
Interest cost	17.1	9.8	5.5	3.0
Expected return on assets	(23.6)	(22.8)	(3.8)	(4.0)
Amortization of prior service credit	—	—	(0.5)	(0.6)
Recognized actuarial loss	8.4	4.8	0.8	0.7
Settlement loss	0.1	6.3	—	—
Total Net Periodic Benefit Cost	$7.1	$5.1	$3.3	$0.7
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Six Months Ended June 30, (in millions)	2023	2022	2023	2022
Components of Net Periodic Benefit Cost(1)
Service cost	$10.2	$14.1	$2.6	$3.2
Interest cost	34.2	19.2	10.9	6.0
Expected return on assets	(47.2)	(45.7)	(7.6)	(8.0)
Amortization of prior service credit	—	—	(1.0)	(1.2)
Recognized actuarial loss	16.8	9.3	1.6	1.4
Settlement loss	0.1	6.3	—	—
Total Net Periodic Benefit Cost	$14.1	$3.2	$6.5	$1.4
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

13.    Variable Interest Entities
A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO owns and operates two wind facilities, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO also owns two solar facilities, Indiana Crossroads Solar and Dunn's Bridge I, which are both in service at June 2023, with a combined 465 MW of nameplate capacity. We control decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
Members of each respective JV include NIPSCO (who is the managing member) and a tax equity partner. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash to each JV. For the two wind facilities, NIPSCO assumed an obligation to the developers of each facility, representing the remaining economic interest. NIPSCO resolved this obligation by acquiring the developers' economic interests in June 2023 for $389.2 million. Once the tax equity partner has earned their negotiated rate of return and have reached a stated contractual date, NIPSCO has the option to purchase the remaining interest in the respective JV, at fair market value from the tax equity partner. NIPSCO has an obligation to purchase, through a PPA at established market rates, 100% of the electricity generated by our in-service JVs.
We did not provide any financial or other support during the quarter that was not previously contractually required, nor do we expect to provide such support in the future.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	June 30, 2023	December 31, 2022
Net Property, Plant and Equipment	$1,349.7	$978.5
Current assets	160.4	25.7
Total assets(1)	1,510.1	1,004.2
Current liabilities	344.5	128.2
Asset retirement obligations	54.4	30.6
Total liabilities	$398.9	$158.8
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
14.    Long-Term Debt
On March 24, 2023, we completed the issuance and sale of $750.0 million of 5.25% senior unsecured notes maturing in 2028, which resulted in approximately $742.2 million of net proceeds after discount and debt issuance costs.
On June 8, 2023, we completed the issuance and sale of an additional $300.0 million of 5.25% senior unsecured notes maturing in 2028 (the "2028 Notes"). The terms of the 2028 Notes, other than the issue date and the price to the public, are identical to the terms of, and constitute as a reopening of, our 5.25% senior unsecured notes due 2028 issued on March 24, 2023. On June 8, 2023, we also completed the issuance and sale of $450.0 million of 5.40% senior unsecured notes maturing in 2033. These issuances resulted in approximately $742.5 million of total net proceeds after discount and debt issuance costs. With the incremental issuance, we now have $1.05 billion of 5.25% senior unsecured notes maturing in 2028.
15.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs, and term credit agreement. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of June 30, 2023 and December 31, 2022.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion. We had $590.0 million and $415.0 million of commercial paper outstanding with weighted-average interest rates of 5.42% and 4.60% as of June 30, 2023 and December 31, 2022, respectively.
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
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2023, the maximum amount of debt that could be borrowed related to our accounts receivable programs is $372.0 million.
We had zero and $347.2 million of short-term borrowings related to the securitization transactions as of June 30, 2023 and December 31, 2022, respectively.
For the six months ended June 30, 2023, $347.2 million was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the six months ended June 30, 2022, $285.0 million was

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.7 million for the three months ended June 30, 2023 and 2022, and $1.6 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Term Credit Agreement. On December 20, 2022, we entered into a $1.0 billion term credit agreement with a syndicate of banks. The agreement matures on December 19, 2023 and interest charged on the borrowings depends on the variable rate structure elected at the time of each borrowing. The available variable rate structures from which we can choose are defined in the agreement. Under the agreement, we borrowed $1.0 billion on December 20, 2022 with an interest rate of SOFR plus 105 basis points. We had $1.0 billion outstanding under this agreement with interest rates of 6.13% and 5.37% as of June 30, 2023 and December 31, 2022, respectively.
Items listed above, excluding the term credit agreement, are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
16.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of June 30, 2023 and December 31, 2022, we had issued stand-by letters of credit of $10.2 million for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At June 30, 2023 and December 31, 2022, our guarantees for multiple BTAs totaled $823.6 million and $841.6 million, respectively. The amount of each guaranty will fluctuate upon the completion of the various steps outlined in each BTA. See ''- D. Other Matters - Generation Transition,'' below for more information.
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
FERC Investigation. In April 2022, NIPSCO was notified that the FERC Office of Enforcement (“OE”) is conducting an investigation of an industrial customer for allegedly manipulating the MISO Demand Response (“DR”) market. The customer and NIPSCO are cooperating with the investigation. As of June 30, 2023, it is probable that the OE will require the customer to repay certain DR revenues received from MISO, and will require NIPSCO to disgorge administrative fees and foregone margin charges that NIPSCO collected pursuant to its own IURC-approved tariff. The investigation remains ongoing. NIPSCO currently estimates the maximum amount of its disgorgement exposure to be $7.7 million which will be returned to customers. As of June 30, NIPSCO expects to recover more than 50% of that amount.
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
As of June 30, 2023 and December 31, 2022, we had recorded a liability of $84.5 million and $86.5 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We completed an annual refresh of the model in the second quarter. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2023. Our total estimated liability related to the facilities subject to remediation was $79.5 million and $81.0 million at June 30, 2023 and December 31, 2022, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $15.0 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
CCRs. NIPSCO continues to meet the compliance requirements established by the EPA for the regulation of CCRs. The current CCR rule required revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary.
D. Other Matters.
Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase obligation under each respective BTA is dependent on satisfactory approval of the BTA by the IURC and timely completion of construction. NIPSCO and the tax equity partner, where applicable, for each respective BTA, are obligated to make cash contributions to the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
JV that acquires the project at the date construction is substantially complete. Certain BTA agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones.
Proposed Sale of 19.9% Equity Interest in Northern Indiana Public Service Company LLC. On June 17, 2023, NiSource and our wholly-owned subsidiary, NIPSCO Holdings II LLC, a Delaware limited liability company (“NIPSCO Holdings II”), entered into a purchase and sale agreement (the “BIP Purchase Agreement”) with BIP BLUE BUYER L.L.C., an affiliate of BIP. NIPSCO Holdings II is the 100% owner of all issued and outstanding membership interests of NIPSCO. NIPSCO Holdings II is a wholly-owned subsidiary of NIPSCO Holdings I LLC (“NIPSCO Holdings I”), which is a wholly-owned subsidiary of NiSource. Under the terms of the BIP Purchase Agreement, BIP will acquire newly issued membership interests of NIPSCO Holdings II which will represent a 19.9% ownership in NIPSCO Holdings II at closing, for a purchase price of $2.150 billion in cash, subject to adjustment based on the timing of closing and the amount of NiSource capital contributions made prior to closing (the “NIPSCO Minority Equity Interest Sale”). At the closing of the NIPSCO Minority Equity Interest Sale, through their respective percentage ownership of NIPSCO Holdings II, NiSource will own an 80.1% controlling interest in NIPSCO, while BIP will own the remaining 19.9% non-controlling interest. The parties currently expect for the NIPSCO Minority Equity Interest Sale to close by the end of 2023. The closing of the NIPSCO Minority Equity Interest Sale is subject to the satisfaction of certain customary closing conditions described in the BIP Purchase Agreement, including receipt of authorization by FERC. NIPSCO and BIP filed a joint petition with FERC on June 26, 2023 seeking approval of the NIPSCO Minority Equity Interest Sale.
The BIP Purchase Agreement may be terminated: (i) by mutual written consent of the parties; (ii) by either party if the closing has not occurred on or before one year after the effective date of the BIP Purchase Agreement; (iii) by BIP or NiSource, as the case may be, prior to the closing upon certain material breaches or failures to perform any of the representations, warranties, covenants or agreements by the other party; or (iv) by either party prior to the closing in the event of a final and non-appealable law or order restraining, enjoining or otherwise prohibiting the closing in any competent jurisdiction.
The BIP Purchase Agreement prohibits NIPSCO and NIPSCO Holdings II from paying any dividends or similar distributions to NiSource prior to the closing of the NIPSCO Minority Equity Interest Sale.
Pursuant to the terms of the BIP Purchase Agreement, at closing of the NIPSCO Minority Equity Interest Sale, BIP, NIPSCO Holdings I, NIPSCO Holdings II and NiSource will enter into an Amended and Restated Limited Liability Company Operating Agreement (the “Holdings II LLC Agreement”). The Holdings II LLC Agreement, among other things, provides for ongoing governance, exit rights, additional capital contributions, distributions, and other arrangements for NIPSCO Holdings II from and after the closing of the NIPSCO Minority Equity Interest Sale. As part of the NIPSCO Minority Equity Interest Sale, BIP is committed to funding its pro rata share of ongoing capital requirements, which is supported by a $250 million equity commitment letter. Upon the closing of the NIPSCO Minority Equity Interest Sale, the board of directors of NIPSCO Holdings II (the “Holdings II Board”) will consist of seven directors. The Holdings II LLC Agreement will allow BIP to appoint at least two directors to the Holdings II Board so long as BIP holds at least a 17.5% Percentage Interest (as defined in the Holdings II LLC Agreement). The Holdings II LLC Agreement also contains certain investor protections, including, among other things, requiring BIP approval for NIPSCO Holdings II to take certain major actions. In addition, the Holdings II LLC Agreement will contain certain transfer restrictions and other transfer rights and obligations applicable to both BIP and NiSource.
NiSource intends to use the proceeds from the purchase price and future capital contributions by BIP to support NIPSCO’s capital expenditure plans for serving customers, reduce NiSource’s debt and fund ongoing capital needs associated with the renewable generation transition.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2023	$(9.2)	$(12.5)	$(13.0)	$(34.7)
Other comprehensive income (loss) before reclassifications	(1.4)	(0.3)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss	0.2	0.1	0.3	0.6
Net current-period other comprehensive income	(1.2)	(0.2)	0.3	(1.1)
Balance as of June 30, 2023	$(10.4)	$(12.7)	$(12.7)	$(35.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2023	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive income (loss) before reclassifications	0.3	(0.3)	—	—
Amounts reclassified from accumulated other comprehensive loss	0.5	0.2	0.6	1.3
Net current-period other comprehensive income (loss)	0.8	(0.1)	0.6	1.3
Balance as of June 30, 2023	$(10.4)	$(12.7)	$(12.7)	$(35.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2022	$(3.6)	$(75.5)	$(6.3)	$(85.4)
Other comprehensive income (loss) before reclassifications	(3.9)	55.9	(3.3)	48.7
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.8	0.9
Net current-period other comprehensive income (loss)	(3.9)	56.0	(2.5)	49.6
Balance as of June 30, 2022	$(7.5)	$(19.5)	$(8.8)	$(35.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2022	$2.1	$(122.5)	$(6.4)	$(126.8)
Other comprehensive income (loss) before reclassifications	(9.8)	102.9	(3.3)	89.8
Amounts reclassified from accumulated other comprehensive loss	0.2	0.1	0.9	1.2
Net current-period other comprehensive income (loss)	(9.6)	103.0	(2.4)	91.0
Balance as of June 30, 2022	$(7.5)	$(19.5)	$(8.8)	$(35.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18.    Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest income	$1.8	$0.6	$3.6	$1.5
AFUDC equity	4.4	4.0	9.2	7.0
Pension and other postretirement non-service benefit (cost)	(4.9)	4.7	(8.4)	12.3
Miscellaneous	0.7	(0.3)	(0.9)	(0.9)
Total Other, net	$2.0	$9.0	$3.5	$19.9
19.    Business Segment Information
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating Revenues
Gas Distribution Operations
Unaffiliated	$692.8	$741.1	$2,194.1	$2,177.8
Intersegment	3.1	3.2	6.2	6.3
Total	695.9	744.3	2,200.3	2,184.1
Electric Operations
Unaffiliated	397.0	437.1	861.5	867.2
Intersegment	0.1	0.2	0.3	0.4
Total	397.1	437.3	861.8	867.6
Corporate and Other
Unaffiliated	0.2	5.0	0.4	11.5
Intersegment	122.8	120.7	239.5	234.2
Total	123.0	125.7	239.9	245.7
Eliminations	(126.0)	(124.1)	(246.0)	(240.9)
Consolidated Operating Revenues	$1,090.0	$1,183.2	$3,056.0	$3,056.5
Operating Income (Loss)
Gas Distribution Operations	$115.4	$80.6	$562.3	$591.4
Electric Operations	49.6	72.6	131.5	171.8
Corporate and Other	3.9	(9.9)	6.1	(19.6)
Consolidated Operating Income	$168.9	$143.3	$699.9	$743.6

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
Our goal is to develop strategies that benefit all stakeholders as we (i) focus on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer conservation patterns. These strategies focus on improving safety and reliability, enhancing customer service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our top priority. Serving as a guiding practice for our SMS, NiSource is certified in conformance to the American Petroleum Institute Recommended Practice 1173, which is the foundation to our journey towards operational excellence. Additionally, we continue to pursue regulatory and legislative initiatives that will allow residential customers not currently on our system to obtain gas service in a cost effective manner.
Your Energy, Your Future: Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources, initiated through our 2018 Integrated Resource Plan ("2018 Plan"), is well underway, and we are continually adjusting to the dynamic renewable energy landscape. As of June 30, 2023, we have achieved in-service status for our first two solar BTAs. We have also taken contractual actions on a number of our other renewable projects to address the timing of these projects as well as consider the broad market issues facing the industry. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. On January 1, 2023, the provisions of the IRA became effective. We are evaluating the impact of this legislation to our renewable projects with potential to drive increased value to customers as part of our expansion of renewable projects and generation transition strategy. We will analyze opportunities to leverage the IRA on a project-by-project basis in consideration of several factors, both quantitative and qualitative, to enable project success and ensure value for the customer and company. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.
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
NIPSCO Minority Equity Interest Sale: On June 17, 2023, NiSource and our wholly-owned subsidiary, NIPSCO Holdings II, entered into the BIP Purchase Agreement with an affiliate of BIP, pursuant to which BIP will acquire an indirect 19.9 percent equity interest in NIPSCO. Refer to Note 16, "Other Commitments and Contingencies - D. Other Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on this transaction.

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
We are faced with increased competition for employee and contractor talent in the current labor market which has resulted in increased costs to attract and retain talent. We are ensuring that we use all internal human capital programs (development, leadership enablement programs, succession, performance management) to promote retention of our current employees along with having a competitive and attractive appeal for potential recruits. With a focus on workforce planning, we are evaluating our future talent footprint by creating flexible work arrangements where possible to ensure we have the right people, in the right role, and at the right time. To the extent we are unable to execute on our workforce planning initiatives and experience increased employee and contractor costs, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
After decreasing for the first three months of 2023, the market price of natural gas has stabilized at low levels with very little volatility. Changes in gas prices do not have a material impact on our results of operations. For more information on our commodity price impacts, see "Results and Discussion of Segment Operations - Gas Distribution Operations," and "Market Risk Disclosures."

Due to rising interest rates, we experienced higher interest expense for the three and six months periods ended June 30, 2023 compared to the same periods in 2022 associated with short-term borrowings. We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures".

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and six months ended June 30, 2023 and 2022 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$1,090.0	$1,183.2	$(93.2)	$3,056.0	$3,056.5	$(0.5)
Operating Expenses
Cost of energy	251.9	383.7	131.8	1,017.0	1,090.4	73.4
Other Operating Expenses	669.2	656.2	(13.0)	1,339.1	1,222.5	(116.6)
Total Operating Expenses	921.1	1,039.9	118.8	2,356.1	2,312.9	(43.2)
Operating Income	168.9	143.3	25.6	699.9	743.6	(43.7)
Total Other Deductions, Net	(108.5)	(75.5)	(33.0)	(215.9)	(148.3)	(67.6)
Income Taxes	14.1	12.0	(2.1)	99.9	108.2	8.3
Net Income	46.3	55.8	(9.5)	384.1	487.1	(103.0)
Net loss attributable to noncontrolling interest	(12.5)	(11.2)	1.3	(7.7)	(6.7)	1.0
Net Income Attributable to NiSource	58.8	67.0	(8.2)	391.8	493.8	(102.0)
Preferred dividends	(18.9)	(13.8)	(5.1)	(32.7)	(27.6)	(5.1)
Net Income Available to Common Shareholders	39.9	53.2	(13.3)	359.1	466.2	(107.1)
Earnings Per Share
Basic Earnings Per Share	$0.10	$0.13	$(0.03)	$0.87	$1.15	$(0.28)
Diluted Earnings Per Share	$0.09	$0.12	$(0.03)	$0.80	$1.06	$(0.26)
The majority of the cost of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The decrease in net income available to common shareholders during the three months ended June 30, 2023 was primarily due to decreased revenue related to weather and increased other deductions, partially offset by higher revenues from outcomes of gas base rate proceedings and regulatory capital programs.
The decrease in net income available to common shareholders during the six months ended June 30, 2023 was primarily due to an insurance settlement related to the Greater Lawrence Incident received in 2022 and increased other deductions.
The increase in preferred dividends during the three and six months ended June 30, 2023 was due primarily to the inclusion of $6.2 million of preferred redemption premium, offset by a shortened dividend accrual period due to the early redemption of Series A Preferred Stock in the second quarter 2023. See Note 5, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Gas and Electric Operations in this Management's Discussion.
Other Deductions, net
The change in Other deductions, net for the three and six months ended June 30, 2023 compared to the same period in 2022 is primarily driven by higher long-term and short-term debt interest in 2023 and higher non-service pension costs. See Note 14, "Long-Term Debt," Note 15, "Short-Term Borrowings," and Note 12, "Pension and Other Postemployment Benefits," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
Income Taxes
Refer to Note 11, "Income Taxes," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rate.
We continue to monitor risks related to the implementation of any final or proposed tax regulations related to the IRA.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve linear property and non-linear natural

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

gas transmission and distribution property must be capitalized as improvements or are allowable as deductions. We continue to analyze the provisions of the safe harbor method of accounting which we expect to adopt.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Financial and operational data for the Gas Distribution Operations segment for the three and six months ended June 30, 2023 and 2022 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$695.9	$744.3	$(48.4)	$2,200.3	$2,184.1	$16.2
Operating Expenses
Cost of energy	148.3	253.4	105.1	751.0	842.5	91.5
Operation and maintenance	262.8	259.8	(3.0)	548.5	537.1	(11.4)
Depreciation and amortization	115.6	102.2	(13.4)	225.7	202.9	(22.8)
Gain on sale of fixed assets and impairments, net	—	—	—	—	(105.0)	(105.0)
Other taxes	53.8	48.3	(5.5)	112.8	115.2	2.4
Total Operating Expenses	580.5	663.7	83.2	1,638.0	1,592.7	(45.3)
Operating Income	$115.4	$80.6	$34.8	$562.3	$591.4	$(29.1)
Revenues
Residential	$450.7	$462.8	$(12.1)	$1,476.0	$1,440.4	$35.6
Commercial	152.6	161.3	(8.7)	518.5	518.8	(0.3)
Industrial	51.2	48.3	2.9	123.2	116.4	6.8
Off-System	22.9	59.1	(36.2)	40.1	77.8	(37.7)
Other	18.5	12.8	5.7	42.5	30.7	11.8
Total	$695.9	$744.3	$(48.4)	$2,200.3	$2,184.1	$16.2
Sales and Transportation (MMDth)
Residential	29.6	33.3	(3.7)	133.2	156.2	(23.0)
Commercial	27.9	28.5	(0.6)	96.3	108.4	(12.1)
Industrial	125.4	114.9	10.5	258.0	250.0	8.0
Off-System	11.2	8.3	2.9	18.6	12.6	6.0
Other	—	—	—	0.2	0.2	—
Total	194.1	185.0	9.1	506.3	527.4	(21.1)
Heating Degree Days	518	565	(47)	2,857	3,406	(549)
Normal Heating Degree Days	544	544	—	3,368	3,368	—
% Colder (Warmer) than Normal	(5)%	4%		(15)%	1%
% Warmer than prior year	(8)%			(16)%
Gas Distribution Customers
Residential				2,987,375	2,962,126	25,249
Commercial				252,904	252,591	313
Industrial				4,798	4,883	(85)
Other				3	5	(2)
Total				3,245,080	3,219,605	25,475
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation, and tax trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2023 compared to the same periods in 2022 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2023 vs 2022	Six Months Ended June 30, 2023 vs 2022
New rates from base rate proceedings and regulatory capital programs	$60.5	$143.1
(Decreased) increased customer usage	(3.2)	0.5
The effects of weather in 2023 compared to 2022	(5.4)	(38.7)
Other	4.8	11.2
Change in operating revenues (before cost of energy and other tracked items)	$56.7	$116.1
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(105.1)	(91.5)
Reduction in gross receipts tax, offset in operating expenses	(3.3)	(9.6)
Higher tracker deferrals within operation and maintenance, depreciation, and tax	3.3	1.2
Total change in operating revenues	$(48.4)	$16.2
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
Throughput
The decrease in total volumes for the three months ended June 30, 2023, compared to the same period in 2022, is primarily attributable to the effects of warmer weather.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2023 vs 2022	Six Months Ended June 30, 2023 vs 2022
Higher employee and administrative related expenses	$(7.4)	$(3.3)
Lower materials and supplies expense	3.4	4.7
Property insurance settlement related to the Greater Lawrence Incident received in 2022	—	(105.0)
Higher depreciation and amortization expense	(14.6)	(24.4)
Higher property tax	(8.2)	(9.8)
Lower environmental expenses	4.8	5.4
Impacts from Columbia of Ohio's rate case	(2.5)	(5.1)
Lower outside services expenses	4.3	3.0
Other	(1.7)	(10.7)
Change in operating expenses (before cost of energy and other tracked items)	$(21.9)	$(145.2)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	105.1	91.5
Reduction in gross receipts tax, offset in operating revenues	3.3	9.6
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(3.3)	(1.2)
Total change in operating expense	$83.2	$(45.3)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three and six months ended June 30, 2023 and 2022 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$397.1	$437.3	$(40.2)	$861.8	$867.6	$(5.8)
Operating Expenses
Cost of energy	103.7	130.4	26.7	266.1	248.0	(18.1)
Operation and maintenance	127.2	124.2	(3.0)	252.5	240.8	(11.7)
Depreciation and amortization	106.8	96.0	(10.8)	192.7	178.9	(13.8)
Gain on sale of assets	(0.1)	—	0.1	(0.1)	—	0.1
Other taxes	9.9	14.1	4.2	19.1	28.1	9.0
Total Operating Expenses	347.5	364.7	17.2	730.3	695.8	(34.5)
Operating Income	$49.6	$72.6	$(23.0)	$131.5	$171.8	$(40.3)
Revenues
Residential	$122.8	$137.1	$(14.3)	$273.2	$275.6	$(2.4)
Commercial	130.1	134.7	(4.6)	281.0	269.2	11.8
Industrial	112.9	138.9	(26.0)	247.3	268.9	(21.6)
Wholesale	7.5	3.9	3.6	10.1	6.5	3.6
Other	23.8	22.7	1.1	50.2	47.4	2.8
Total	$397.1	$437.3	$(40.2)	$861.8	$867.6	$(5.8)
Sales (GWh)
Residential	739.8	845.4	(105.6)	1,505.9	1,664.6	(158.7)
Commercial	876.5	915.3	(38.8)	1,732.7	1,800.6	(67.9)
Industrial	1,993.9	1,994.7	(0.8)	3,931.6	4,002.5	(70.9)
Wholesale	0.7	27.7	(27.0)	0.7	32.1	(31.4)
Other	17.8	24.5	(6.7)	40.6	49.6	(9.0)
Total	3,628.7	3,807.6	(178.9)	7,211.5	7,549.4	(337.9)
Cooling Degree Days	206	342	(136)	206	342	(136)
Normal Cooling Degree Days	247	247	—	247	247	—
% (Colder) Warmer than Normal	(17)%	38%		(17)%	38%
% (Colder) than 2022	(40)%			(40)%
Electric Customers
Residential				425,404	423,365	2,039
Commercial				58,490	58,156	334
Industrial				2,129	2,133	(4)
Wholesale				708	712	(4)
Other				3	3	—
Total				486,734	484,369	2,365
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2023 compared to the same periods in 2022 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2023 vs 2022	Six Months Ended June 30, 2023 vs 2022
Reduced fuel handling costs	$1.4	$1.0
New rates from regulatory capital and DSM programs	1.5	5.5
PPA revenue from renewable JV projects, fully offset by JV operating expenses and noncontrolling interest net income (loss)	2.8	3.4
Decreased customer usage	(7.8)	(16.1)
The effects of weather in 2023 compared to 2022	(8.8)	(10.8)
2022 FAC refund	8.0	8.0
Other	(6.0)	(7.3)
Change in operating revenues (before cost of energy and other tracked items)	$(8.9)	$(16.3)
Operating revenues offset in operating expense
(Lower) higher cost of energy billed to customers	(26.7)	18.1
Reduction in gross receipts tax, offset in operating expenses	(5.6)	(11.5)
Higher tracker deferrals within operation and maintenance, depreciation and tax	1.0	3.9
Total change in operating revenues	$(40.2)	$(5.8)
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
Sales
The decrease in total volumes sold for the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily attributable to decreased usage by industrial and residential customers.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2023 compared to the same periods in 2022 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2023 vs 2022	Six Months Ended June 30, 2023 vs 2022
Higher outside services expenses primarily related to higher generation-related maintenance	$(5.4)	$(12.4)
Renewable JV project expenses, offset by JV operating revenues	(2.0)	(3.2)
(Higher) lower employee and administrative expenses	(0.4)	2.9
Higher payroll tax	(0.4)	(1.1)
Higher depreciation and amortization expense driven by the JV depreciation adjustment(1)	(7.9)	(8.3)
Other	2.0	(1.9)
Change in operating expenses (before cost of energy and other tracked items)	$(14.1)	$(24.0)
Operating expenses offset in operating revenue
Reduction in gross receipts tax, offset in operating revenues	5.6	11.5
Lower (higher) cost of energy billed to customers	26.7	(18.1)
Higher tracker deferrals within operation and maintenance, depreciation and tax	(1.0)	(3.9)
Total change in operating expense	$17.2	$(34.5)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan, which outlines the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. See "Project Status" discussion, below, and "Liquidity and Capital Resources" in this Management's Discussion for anticipated barriers to the success of our electric generation transition and additional information on our capital investment spend.
NIPSCO continues to work with the EPA to obtain an administrative approval associated with the operation of R.M. Schahfer’s remaining two coal units until 2025. In the event that the approval is not obtained, future operations could be impacted. We cannot estimate the financial impact on us if this approval is not obtained.
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
Three wind projects and two solar projects have been placed into service, totaling approximately 1,269 MW of nameplate capacity. NIPSCO has executed commercial agreements for each of the nine remaining identified projects. Dunns Bridge II, Cavalry, Fairbanks, Indiana Crossroads II, and GreenRiver have received IURC approval. Additional approvals by the IURC may be required to obtain recovery for increases in projects costs. NIPSCO has recently filed with the IURC seeking approval for the Appleseed, Templeton, Carpenter and Gibson projects. Our current replacement program will be augmented by the Preferred Energy Resource Plan outlined in our 2021 Integrated Resource Plan. See "Executive Summary - Your Energy, Your Future" in this Management's Discussion for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Project Status. Our contract amendments with certain solar agreements will result in the majority of our remaining projects, and investments, being placed in service between 2023 and 2025. These amendments also formally address inflationary cost pressures communicated from the developers of our solar and storage projects that are primarily due to (i) limited supply of solar panels and other uncertainties related to the pending U.S. Department of Commerce investigation on Antidumping and Countervailing Duties petition filed by a domestic solar manufacturer (the "DOC Investigation"), (ii) the U.S. Department of Homeland Security's June 2021 Withhold Release Order on silica-based products made by Hoshine Silicon Industry Co., Ltd./Uyghur Forced Labor Prevention Act, (iii) Section 201 Tariffs and (iv) persistent general global supply chain and labor availability issues. We are also monitoring our other renewable projects as upcoming project milestones related to permitting and obtaining interconnection rights are expected to occur. Preliminary findings from the DOC Investigation were released in December 2022, with a final decision expected in August 2023. The resolution of these issues, including the final conclusion of the DOC Investigation will determine which, if any, of our solar projects will be subject to any tariffs imposed.
NIPSCO has taken recent contractual actions as a result of market changes with the MISO seasonal resource adequacy construct and continued cost pressures and development delays on its unamended contracts. NIPSCO has executed contracts with developers and filed for approval of three new PPAs with the IURC; Appleseed Solar, Templeton Wind, and Carpenter Wind. NIPSCO has also contracted with a developer and filed for approval with the IURC a BTA for the Gibson Project (a conversion of the Gibson PPA to a BTA). These additions are coupled with the mutual termination of the Brickyard Solar, Greensboro Solar and Storage, Gibson Solar PPAs, and the BTA project Elliott. These contractual actions do not alter the anticipated timing of NIPSCO’s coal retirements and afford greater certainty of new resource timing.

Project Name	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Cavalry(1)	BTA	Solar & Storage	200	60
Dunn's Bridge II(1)	BTA	Solar & Storage	435	75
Fairbanks(1)	BTA	Solar	250	—
Gibson(1)	BTA	Solar	200	—
Indiana Crossroads II	15 year PPA	Wind	204	—
Green River	20 year PPA	Solar	200	—
Templeton	20 year PPA	Wind	200	—
Carpenter	20 year PPA	Wind	200	—
Appleseed	20 year PPA	Solar	200	—
(1)Ownership of the facility will be transferred to JVs whose members are expected to include NIPSCO and an unrelated tax equity partner. Alternatively, NIPSCO is evaluating the optionality related to the transferability of credits afforded by the passage of the IRA. NIPSCO may seek direct ownership of the facility with no JV structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. On December 20, 2022 we entered into a $1.0 billion term credit agreement that matures on December 19, 2023. On March 24, 2023, we completed the issuance and sale of $750.0 million of 5.25% senior unsecured notes maturing in 2028, which resulted in approximately $742.2 million of net proceeds after discount and debt issuance costs. On June 8, 2023, we completed the issuance and sale of a reopening of $300.0 million of 5.25% senior unsecured notes maturing in 2028 and $450.0 million of 5.40% senior unsecured notes maturing in 2033, which resulted in approximately $742.5 million of net proceeds after discount and debt issuance costs. On June 15, 2023, we redeemed all 400,000 shares of Series A Preferred Stock for a redemption price of $1,000 per share, or $400.0 million in total. We maintain an ATM equity program that provides an opportunity to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. As of June 30, 2023, the ATM program had approximately $300.0 million of equity available for issuance. We also expect to remarket the Series C Mandatory Convertible Preferred Stock prior to December 1, 2023, which could result in additional cash proceeds. See Note 5, "Equity," Note 14, "Long-Term Debt," and Note 15, "Short-Term Borrowings," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our ATM program and Equity Units.
On November 7, 2022, we announced that we intend to pursue the sale of a minority interest in our NIPSCO business unit. On June 17, 2023, NiSource and our wholly-owned subsidiary, NIPSCO Holdings II, entered into the BIP Purchase Agreement with an affiliate of BIP, pursuant to which BIP will acquire an indirect 19.9 percent equity interest in NIPSCO for a purchase price of $2.150 billion in cash, subject to adjustments based on the timing of closing and the amount of capital contributions made by NiSource prior to closing. NiSource intends to use the proceeds from the purchase price and BIP's capital contribution to support NIPSCO’s capital expenditure plans for serving customers, reduce NiSource’s debt and fund ongoing capital needs associated with the renewable generation transition. Refer to Note 16, "Other Commitments and Contingencies - D. Other Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on this transaction.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2023 and beyond.
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2023	2022	Change in 2023 vs 2022
Cash from (used for):
Operating Activities	$1,191.0	$907.2	$283.8
Investing Activities	(1,375.6)	(951.1)	(424.5)
Financing Activities	300.3	48.5	251.8
Operating Activities
The increase in cash from operating activities was primarily driven by year over year change in accounts receivable collections driven by the implementation of new rates at NIPSCO Gas and the impact of lower gas prices on operating expenses.
Investing Activities
Our current year investing activities were comprised of increased capital expenditures related to system growth and reliability, payments to renewable generation asset developers related to milestone payments for certain of our BTA projects, as well as the property insurance settlement related to the Greater Lawrence Incident received in the prior year.
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
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement as well as other federally mandated compliance investments currently in rates or pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio	IRP - 2023	$38.4	$316.3	1/22-12/22	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe.	May 2023
Columbia of Ohio	CEP - 2023	$31.0	$265.6	1/22-12/22	Assets not included in the IRP.	September 2023
NIPSCO - Gas	TDSIC 6	$(2.5)	$149.8	1/22-2/23	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	September 2023
NIPSCO - Gas(2)(3)	FMCA 2	$4.2	$38.2	4/22-9/22	Project costs to comply with federal mandates.	April 2023
NIPSCO - Gas(3)	FMCA 1	$(4.0)	$13.4	10/22-3/23	Project costs to comply with federal mandates.	October 2023
Columbia of Virginia(4)	SAVE - 2023	$4.5	$45.9	1/23-12/23	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2023
Columbia of Kentucky	SMRP - 2023	$1.6	$41.6	1/23-12/23	Replacement of mains and inclusion of system safety investments.	January 2023
Columbia of Maryland(5)	STRIDE - 2023	$1.3	$18.0	1/23-12/23	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2023
NIPSCO - Electric	TDSIC - 2	$6.6	$143.5	2/22-7/22	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	February 2023
NIPSCO - Electric(6)	TDSIC - 3	$45.6	$130.2	8/22-1/23	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2023
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
(5))Columbia of Maryland’s current STRIDE expires December 31, 2023, On June 23, 2023, CMD filed an application for approval of a new five-year STRIDE. A final order is anticipated Q4 2023.
(6)NIPSCO Electric TDSIC-3 is for a 14-month billing period in anticipation of a rate case order in August 2023 and a subsequent 9 month hold-out period.
On March 30, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of Michigan City Generating Station's CCR ash ponds. The project includes a total estimated $40.0 million of federally mandated retirement costs. On November 2, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of R.M. Schahfer Generation Station's multi-cell unit. The project includes a total estimated $53.0 million of federally mandated retirement costs. Due to the Settlement filed on March 10, 2023, both FMCA cases have been stayed pending the outcome of NIPSCO’s electric base rate case, which proposes these pond closure costs be recovered through base rates, rather than the FMCA Tracker. Refer to Note 16, "Other Commitments and Contingencies - C. Environmental Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of the CCRs.
Columbia of Ohio filed an application on February 28, 2023, to establish a new PHMSA IRP Rider in order to recover costs incurred to comply with the PHMSA regulations. As proposed, the rider would provide for cost deferrals and carrying costs during the investment period. It is anticipated that the PUCO will rule on this application in 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Financing Activities
Common Stock, Preferred Stock and Equity Units. Refer to Note 5, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock and equity units activity.
Long-Term Debt. Refer to Note 14, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on long-term debt activity.
Short-Term Debt. Refer to Note 15, "Short-Term Borrowings," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity.
Noncontrolling Interest. Refer to Note 13, "Variable Interest Entities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on contributions from noncontrolling interest activity.
NIPSCO Minority Equity Interest Sale. Refer to Note 16, "Other Commitments and Contingencies - D. Other Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on the BIP Purchase Agreement and use of proceeds from this transaction.
Sources of Liquidity
The following table displays our liquidity position as of June 30, 2023 and December 31, 2022:

(in millions)	June 30, 2023	December 31, 2022
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	372.0	447.2
Less:
Commercial Paper	590.0	415.0
Accounts Receivable Programs Utilized	—	347.2
Letters of Credit Outstanding Under Credit Facility	10.2	10.2
Add:
Cash and Cash Equivalents	151.3	40.8
Net Available Liquidity	$1,773.1	$1,565.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term credit agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of June 30, 2023, the ratio was 62.5%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of June 30, 2023. There were no changes to the below credit ratings or outlooks since February 2020.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2023, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $88.6 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2023, 413,148,513 shares of common stock and 902,500 shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Except for our March and June 2023 debt issuances, there were no additional material changes from year-end during the six months ended June 30, 2023. Refer to Note 14, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuances.
Guarantees, Indemnities and Other Off Balance Sheet Arrangements. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. Refer to Note 16, "Other Commitments and Contingencies," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information about such arrangements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Currently Approved in Current or Future Rates
Columbia of Pennsylvania(1)	11.20%	None specified	$82.2	$44.5	March 18, 2022	Approved December 8, 2022	December 2022
Columbia of Maryland	10.85%	9.65%	$5.8	$3.5	May 13, 2022	Approved November 17, 2022	December 2022
Columbia of Kentucky(2)	10.30%	9.35%	$26.7	$18.3	May 28, 2021	Approved December 28, 2021	January 2022
Columbia of Virginia(3)	10.95%	None specified	$40.5	$25.8	April 29, 2022	Approved May 15, 2023	October 2022
Columbia of Ohio	10.95%	9.60%	$221.4	$68.3	June 30, 2021	Approved January 26, 2023	March 2023
NIPSCO - Gas(4)	10.50%	9.85%	$109.7	$71.8	September 29, 2021	Approved July 27, 2022	September 2022
NIPSCO - Electric	10.80%	9.75%	$21.4	$(53.5)	October 31, 2018	Approved December 4, 2019	January 2020
Active Rate Cases
NIPSCO - Electric(5)	10.40%	In process	$291.8	In process	September 19, 2022	Order Expected Q3 2023	September 2023
Columbia of Maryland(6)	10.95%	In process	$6.8	In process	May 12, 2023	Order Expected Q4 2023	December 2023
(1)No approved ROE is identified for this matter since the approved revenue increase is the result of a black box settlement under which parties agree upon the amount of increase.
(2)The approved ROE for natural gas capital riders (e.g.,SMRP) is 9.275%.
(3)Columbia of Virginia's rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.70% ROE for future SAVE and filings other than base rates.
(4)New rates are implemented in 2 steps, with implementation of Step 1 rates in September 2022. The Step 2 rates were filed on February 21, 2023, with rates effective March 2023.
(5) If the pending settlement is approved, new rates will be implemented in 2 steps, with implementation of Step 1 rates to be effective in September 2023 and Step 2 rates to be effective in March 2024. In addition to the requested incremental revenue of $291.8 million, an additional request was made for $103.2 million for costs associated with a new Variable Cost Tracker (VCT) bringing the total requested incremental revenue to $395.0 million. A settlement agreement was filed on March 10, 2023, with supporting testimony filed on March 17, 2023, reflecting incremental revenue of $261.9 million plus an additional $29.9 million for recovery of costs associated with a new Environmental Cost Tracker (replacing the VCT). The evidentiary hearing occurred in April 2023 with an anticipated final order August 2023.
(6) The requested incremental revenue has increased to $7.5M after updating for actual information in the June 30, 2023 Supplemental Filing.
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
In May 2023, PHMSA proposed numerous regulatory revisions under the PIPES Act of 2020 to minimize methane emissions and improve public safety. Under these proposed revisions, NiSource's subsidiaries would be required to detect and repair an increased number of gas leaks, reduce the time to repair leaks, increase leak survey frequency, and expand its existing advanced leak detection program. We are unable to estimate impacts of these proposed revisions on our business at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters

CCR Regulation
In May 2023, EPA proposed changes to the CCR regulations for inactive surface impoundments at inactive facilities, referred to as “legacy CCR surface impoundments”. EPA is also proposing to extend a subset of requirements in the CCR regulations to areas not previously subject to the CCR regulations, referred to as “CCR management units”. NIPSCO potentially has CCR areas that could become subject to the proposed changes. NIPSCO is reviewing the proposed rule but we cannot estimate impacts on our business at this time.

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
In May 2023, EPA released a package of proposed regulatory actions to reduce carbon dioxide emissions from new natural gas-fired electric generating units (EGUs), existing natural gas-fired EGUs, and existing coal-fired EGUs. We are reviewing the potential impacts of the proposed rules but we are unable to estimate impacts on our business at this time.

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
The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment is required to adopt a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
plan to achieve the 2031 goal by December 2023, and it is required to adopt a plan for the net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction, and requires the Public Service Commission to complete a study assessing the capacity of gas and electric distribution systems to successfully serve customers under a transition to a highly electrified building sector. In May 2023, the Maryland Department of the Environment issued draft Building Energy Performance Standards, which would require net-zero direct greenhouse gas emissions from large buildings by 2040. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, and emissions offsets. Columbia of Maryland will continue to monitor this matter, but we cannot predict its final impact on our business at this time.

NIPSCO, Columbia of Maryland, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Kentucky each filed petitions to implement the Green Path Rider, which will be a voluntary rider that allows customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program. The program was approved by the IURC at NIPSCO in November 2022 with a January 2023 start date. After reaching settlement with other parties in September 2022, NIPSCO agreed to add a third tier to offset 25% of customer usage. Columbia of Maryland’s filing was denied by the PUC in January 2023. Columbia of Virginia received a final order in May 2023, approving the Green Path Rider and will start enrolling customers in September 2023. Columbia of Pennsylvania filed a Joint Petition for Nonunanimous Settlement with the Bureau of Investigation and Enforcement (I&E) and the Office of Small Business Advocate (OSBA) in March 2023, in support of the Commission’s adoption of the Green Path Rider. Columbia of Pennsylvania received an order in June 2023 that rejected the settlement agreement and denied implementation of the Green Path Rider. The filing for Columbia of Kentucky is still being evaluated. Additionally, NIPSCO has a voluntary Green Power Rider program in place that allows customers to designate a portion or all their monthly electric usage to come from power generated by renewable energy sources.

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
Refer to Note 8, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of June 30, 2023 and December 31, 2022.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, term credit agreement and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $3.1 million and $7.6 million for the three and six months ended June 30, 2023 and $1.2 million and $2.7 million for the three and six months ended June 30, 2022, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
Refer to Note 8, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our interest rate risk assets and liabilities as of June 30, 2023 and December 31, 2022.
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
Other Information
Critical Accounting Estimates
A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes made as of June 30, 2023.
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

NiSource Inc.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 16, "Other Commitments and Contingencies - B. Legal Proceedings," in the Notes to the Condensed Consolidated Financial Statements (unaudited). This information is supplemented by Note 15, in the Notes to the Condensed Consolidated Financial Statements (unaudited) of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risk factor set forth below. There have been no material changes to such risk factors, other than the risks described below.

The NIPSCO Minority Equity Interest Sale is Subject to Risk and Uncertainties that Could Have a Material Adverse Effect on Our Cash Flows, Liquidity, Financial Condition, or Stock Price.

The NIPSCO Minority Equity Interest Sale is subject to various risks and uncertainties. The timing and certainty of the closing of the NIPSCO Minority Equity Interest Sale is subject to our ability to satisfy the conditions to closing the NIPSCO Minority Equity Interest Sale, including the ability to obtain FERC approval necessary to complete the NIPSCO Minority Equity Interest Sale, as well as any timing of and conditions imposed upon us by FERC in connection with such authorization. Furthermore, our efforts to close the NIPSCO Minority Equity Interest Sale may cause disruption to NiSource’s business including the diversion of management time on NIPSCO Minority Equity Interest Sale-related issues. In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other costs in connection with the NIPSCO Minority Equity Interest Sale, and many of these fees and costs are payable by us regardless of whether or not the NIPSCO Minority Equity Interest Sale is consummated.

Additionally, even if we close the NIPSCO Minority Equity Interest Sale, we may not be able to achieve the anticipated benefits from the NIPSCO Minority Equity Interest Sale fully, or at all, or the benefits may take longer to realize than anticipated, whether as a result of our execution or as a result of various factors, including prevailing market conditions, that could negatively impact the benefits we are able to achieve.

Our failure to consummate the NIPSCO Minority Equity Interest Sale at all, or in a timely manner, potential business disruptions, related costs and expenses, or our failure to achieve anticipated benefits of the NIPSCO Minority Equity Interest Sale could have a material adverse effect on our cash flows, liquidity, financial condition and stock price.

Finally, we cannot fully anticipate the effects of the NIPSCO Minority Equity Interest Sale on the industry, market, economic, political or regulatory conditions outside of our control. Any such consequential effects could have a potential adverse impact on our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
NiSource Inc.

(3.1)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of NiSource Inc. dated May 23, 2023 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on May 24, 2023).

(3.2)
Certificate of Elimination of the Company with respect to the Series A Preferred Stock, dated June 16, 2023 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on June 16, 2023).

(4.1)	Form of 5.250% Notes due 2028 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 24, 2023).

(4.2)	Form of 5.400% Notes due 2033 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on June 9, 2023).

(10.1)
Purchase and Sale Agreement, dated as of June 17, 2023, among NiSource Inc., as the Parent, NIPSCO Holdings II LLC, as the Company, and BIP BLUE BUYER L.L.C., as the Investor (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on June 20, 2023).

(10.2)	Amendment No. 1 to the Purchase and Sale Agreement, dated as of July 6, 2023, among NiSource Inc., as the Parent, NIPSCO Holdings II LLC, as the Company, and BIP BLUE BUYER L.L.C., as the Investor.*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith. Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.

**	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	August 2, 2023	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer (Principal Accounting Officer)