Form 10-Q
period 2023-09-30
NISOURCE INC.
filed 2023-11-01
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 413,415,441 shares outstanding at October 24, 2023.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Dunns Bridge I	Dunns Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC
Dunns Bridge II	Dunns Bridge II Solar Generation LLC
Fairbanks	Fairbanks Solar Generation LLC
Cavalry	Cavalry Solar Generation LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	Blackstone Infrastructure Partners L.P
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019 and its variants, including the Delta and Omicron variants, and any other variant that may emerge
DPU	Department of Public Utilities
EGUs	Electric Utility Generating Units
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board

DEFINED TERMS
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRA	Inflation Reduction Act of 2022
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Programs
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NYMEX	New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PUCO	Public Utilities Commission of Ohio
RNG	Renewable Natural Gas
ROU	Right of use
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
Section 201 Tariffs	Tariffs imposed by Executive Order from the President of the U.S. on certain imported solar cells and modules at a rate of 15%, which were recently extended to 2026
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
SOFR	Secured Overnight Financing Rate
STRIDE	Strategic Infrastructure Development Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VIE	Variable Interest Entity
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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, but are not limited to, risks and uncertainties relating to the timing and certainty of closing the NIPSCO Minority Equity Interest Sale; the ability to satisfy the conditions to closing the NIPSCO Minority Equity Interest Sale; the ability to achieve the anticipated benefits of the NIPSCO Minority Equity Interest Sale; the effects of transaction costs; the effects of the NIPSCO Minority Equity Interest Sale on industry, market, economic, political or regulatory conditions outside of NiSource’s control; any disruption to NiSource’s business from the NIPSCO Minority Equity Interest Sale, including the diversion of management time on NIPSCO Minority Equity Interest Sale-related issues; our ability to execute our business plan or growth strategy, including utility infrastructure investments; potential incidents and other operating risks associated with our business; our ability to adapt to, and manage costs related to, advances in, or failures of, technology; impacts related to our aging infrastructure; our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses; the success of our electric generation strategy; construction risks and natural gas costs and supply risks; fluctuations in demand from residential and commercial customers; fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demands; the attraction and retention of a qualified, diverse workforce and ability to maintain good labor relations; our ability to manage new initiatives and organizational changes; the actions of activist stockholders; the performance of third-party suppliers and service providers; potential cybersecurity attacks; increased requirements and costs related to cybersecurity; any damage to our reputation; any remaining liabilities or impact related to the sale of the Massachusetts Business; the impacts of natural disasters, potential terrorist attacks or other catastrophic events; the physical impacts of climate change and the transition to a lower carbon future; our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals, including our Net-Zero Goal (as defined below); our debt obligations; any changes to our credit rating or the credit rating of certain of our subsidiaries; any adverse effects related to our equity units; adverse economic and capital market conditions or increases in interest rates; inflation; recessions; economic regulation and the impact of regulatory rate reviews; our ability to obtain expected financial or regulatory outcomes; continuing and potential future impacts from the COVID-19 pandemic; economic conditions in certain industries; the reliability of customers and suppliers to fulfill their payment and contractual obligations; the ability of our subsidiaries to generate cash; pension funding obligations; potential impairments of goodwill; the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation; potential remaining liabilities related to the Greater Lawrence Incident; compliance with applicable laws, regulations and tariffs; compliance with environmental laws and the costs of associated liabilities; changes in taxation; other matters in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, many of which risks are beyond our control. In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Customer revenues	$1,002.6	$1,058.2	$3,965.9	$4,055.0
Other revenues	24.8	31.3	117.5	91.0
Total Operating Revenues	1,027.4	1,089.5	4,083.4	4,146.0
Operating Expenses
Cost of energy	181.3	330.8	1,198.3	1,421.2
Operation and maintenance	341.2	347.9	1,101.9	1,124.1
Depreciation and amortization	210.9	203.2	650.9	604.6
Gain on sale of assets, net	(0.2)	(0.3)	(0.5)	(105.3)
Other taxes	61.2	51.2	199.9	201.1
Total Operating Expenses	794.4	932.8	3,150.5	3,245.7
Operating Income	233.0	156.7	932.9	900.3
Other Income (Deductions)
Interest expense, net	(129.2)	(91.6)	(348.6)	(259.8)
Other, net	(1.6)	10.1	1.9	30.0
Total Other Deductions, Net	(130.8)	(81.5)	(346.7)	(229.8)
Income before Income Taxes	102.2	75.2	586.2	670.5
Income Taxes	3.8	11.7	103.7	119.9
Net Income	98.4	63.5	482.5	550.6
Net income (loss) attributable to noncontrolling interest	13.3	(2.3)	5.6	(9.0)
Net Income Attributable to NiSource	85.1	65.8	476.9	559.6
Preferred dividends	(8.1)	(13.8)	(34.6)	(41.4)
Preferred redemption premium	—	—	(6.2)	—
Net Income Available to Common Shareholders	77.0	52.0	436.1	518.2
Earnings Per Share
Basic Earnings Per Share (1)	$0.19	$0.13	1.05	$1.28
Diluted Earnings Per Share	$0.17	$0.12	$0.98	$1.18
Basic Average Common Shares Outstanding	413.5	406.5	413.2	406.3
Diluted Average Common Shares	448.3	443.4	447.4	441.7
(1) Basic Earnings Per Share includes the incremental impact of participating securities under the Two-Class Method. See Note 4, "Earnings Per Share," for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2023	2022	2023	2022
Net Income	$98.4	$63.5	$482.5	$550.6
Other comprehensive income:
Net unrealized loss on available-for-sale debt securities(1)	(1.7)	(4.5)	(0.9)	(14.1)
Reclassification adjustment for cash flow hedges(2)	(0.1)	16.2	(0.2)	119.2
Unrecognized pension and OPEB benefit (costs)(3)	0.7	0.6	1.3	(1.8)
Total other comprehensive income (loss)	(1.1)	12.3	0.2	103.3
Comprehensive Income	$97.3	$75.8	$482.7	$653.9
(1)Net unrealized loss on available-for-sale debt securities, net of $0.4 million tax benefit and $1.1 million tax benefit in the third quarter of 2023 and 2022, respectively, and $0.2 million of tax benefit and $3.7 million tax benefit for the nine months ended 2023 and 2022, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.0 million tax expense and $5.3 million tax expense in the third quarter of 2023 and 2022, respectively , and $0.1 million of tax benefit and $39.4 million tax expense for the nine months ended 2023 and 2022, respectively.
(3)Unrecognized pension and OPEB benefit (costs), net of $0.3 million of tax expense and $0.2 million tax expense in the third quarter of 2023 and 2022, respectively, and $0.5 million of tax expense and $0.6 million tax benefit for the nine months ended 2023 and 2022, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Property, Plant and Equipment
Plant	$29,816.1	$27,551.3
Accumulated depreciation and amortization	(8,104.1)	(7,708.7)
Net Property, Plant and Equipment(1)	21,712.0	19,842.6
Investments and Other Assets
Unconsolidated affiliates	5.2	1.6
Available-for-sale debt securities (amortized cost of $178.2 and $166.7, allowance for credit losses of $0.9 and $0.9, respectively)	161.9	151.6
Other investments	76.4	71.0
Total Investments and Other Assets	243.5	224.2
Current Assets
Cash and cash equivalents	56.0	40.8
Restricted cash	50.6	34.6
Accounts receivable	585.1	1,065.8
Allowance for credit losses	(15.5)	(23.9)
Accounts receivable, net	569.6	1,041.9
Gas inventory	297.8	531.7
Materials and supplies, at average cost	183.7	151.4
Electric production fuel, at average cost	60.0	68.8
Exchange gas receivable	37.8	128.1
Regulatory assets	217.8	233.2
Deposits to renewable generation asset developer	179.5	143.8
Prepayments and other	162.6	210.0
Total Current Assets(1)	1,815.4	2,584.3
Other Assets
Regulatory assets	2,277.5	2,347.6
Goodwill	1,485.9	1,485.9
Deferred charges and other	293.9	252.0
Total Other Assets	4,057.3	4,085.5
Total Assets	$27,828.2	$26,736.6
(1)Includes $1,338.6 million and $978.5 million at September 30, 2023 and December 31, 2022, respectively, of net property, plant and equipment assets and $65.5 million and $25.7 million at September 30, 2023 and December 31, 2022, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 11, "Variable Interest Entities," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 600,000,000 shares authorized; 413,324,607 and 412,142,602 shares outstanding, respectively	$4.2	$4.2
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 902,500 and 1,302,500 shares outstanding, respectively	1,152.6	1,546.5
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	7,393.0	7,375.3
Retained deficit	(1,200.6)	(1,213.6)
Accumulated other comprehensive loss	(36.9)	(37.1)
Total NiSource Stockholders’ Equity	7,212.4	7,575.4
Noncontrolling interest in consolidated subsidiaries	556.9	326.4
Total Equity	7,769.3	7,901.8
Long-term debt, excluding amounts due within one year	11,011.3	9,523.6
Total Capitalization	18,780.6	17,425.4
Current Liabilities
Current portion of long-term debt	26.8	30.0
Short-term borrowings	2,219.9	1,761.9
Accounts payable	648.2	899.5
Dividends payable - common stock	103.8	—
Dividends payable - preferred stock	8.1	—
Customer deposits and credits	286.6	324.7
Taxes accrued	176.1	246.2
Interest accrued	150.4	138.4
Exchange gas payable	44.1	147.6
Regulatory liabilities	320.2	236.8
Asset retirement obligations	57.1	35.5
Accrued compensation and employee benefits	183.3	167.5
Obligations to renewable generation asset developer	—	347.2
Other accruals	170.8	325.2
Total Current Liabilities(1)	4,395.4	4,660.5
Other Liabilities
Deferred income taxes	2,011.4	1,854.5
Accrued liability for postretirement and postemployment benefits	236.0	245.5
Regulatory liabilities	1,643.5	1,775.8
Asset retirement obligations	469.8	478.1
Other noncurrent liabilities and deferred credits	291.5	296.8
Total Other Liabilities(1)	4,652.2	4,650.7
Commitments and Contingencies (Refer to Note 14, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$27,828.2	$26,736.6
(1)Includes $41.0 million and $128.2 million at September 30, 2023 and December 31, 2022, respectively, of current liabilities and $55.0 million and $30.6 million at September 30, 2023 and December 31, 2022, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 11, "Variable Interest Entities," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2023	2022
Operating Activities
Net Income	$482.5	$550.6
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	650.9	604.6
Deferred income taxes and investment tax credits	102.1	118.3
Gain on sale of assets	(0.5)	(105.3)
Other adjustments	12.0	27.7
Changes in Assets and Liabilities:
Components of working capital	323.6	(115.2)
Regulatory assets/liabilities	15.1	(17.4)
Deferred charges and other noncurrent assets	(11.8)	(16.8)
Other noncurrent liabilities and deferred credits	(38.0)	(10.3)
Net Cash Flows from Operating Activities	1,535.9	1,036.2
Investing Activities
Capital expenditures	(1,885.6)	(1,523.0)
Insurance recoveries	—	105.0
Cost of removal	(118.7)	(108.6)
Payment to renewable generation asset developer	(486.7)	(150.9)
Other investing activities	(12.3)	(5.2)
Net Cash Flows used for Investing Activities	(2,503.3)	(1,682.7)
Financing Activities
Proceeds from Issuance of long-term debt	1,488.7	345.6
Repayments of long-term debt and finance lease obligations	(24.1)	(52.5)
Change in short-term borrowings, net (maturity ≤ 90 days)	457.8	714.2
Issuance of common stock, net of issuance costs	9.6	9.1
Redemption of preferred stock	(393.9)	—
Preferred stock redemption premium	(6.2)	—
Equity costs, grant withholdings, and debt related costs	(19.3)	(10.1)
Contributions from noncontrolling interest	240.9	—
Distributions to noncontrolling interest	(12.0)	(4.8)
Dividends paid - common stock	(310.1)	(286.0)
Dividends paid - preferred stock	(35.7)	(35.7)
Contract liability payment	(49.9)	(49.6)
Payment of financing obligation to renewable generation asset developer	(347.2)	—
Net Cash Flows from Financing Activities	998.6	630.2
Change in cash, cash equivalents and restricted cash	31.2	(16.3)
Cash, cash equivalents and restricted cash at beginning of period	75.4	94.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$106.6	$78.6
Reconciliation to Balance Sheet

Nine Months Ended September 30, (in millions)	2023
Cash and cash equivalents	56.0
Restricted Cash	50.6
Total Cash, Cash Equivalents and Restricted Cash	106.6

ITEM 1. FINANCIAL STATEMENTS (continued)
Supplemental Disclosures of Cash Flow Information

Nine Months Ended September 30, (in millions)	2023	2022
Non-cash transactions:
Capital expenditures included in current liabilities	$389.0	$280.4
Dividends declared but not paid	111.9	115.0
Purchase contract liability(1)	16.4	81.1
(1) Refer to Note 5, "Equity," for additional information
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of July 1, 2023	$4.2	$1,152.6	$(99.9)	$7,383.1	$(1,173.8)	$(35.8)	$341.0	$7,571.4
Comprehensive Income:
Net income	—	—	—	—	85.1	—	13.3	98.4
Other comprehensive loss, net of tax	—	—	—	—	—	(1.1)	—	(1.1)
Dividends:
Common stock ($0.25 per share)	—	—	—	—	(103.8)	—	—	(103.8)
Preferred stock (See Note 5)	—	—	—	—	(8.1)	—	—	(8.1)
Contributions from noncontrolling interest(2)	—	—	—	—	—	—	204.6	204.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.0)	(2.0)
Stock issuances:
Employee stock purchase plan	—	—	—	1.5	—	—	—	1.5
Long-term incentive plan	—	—	—	6.0	—	—	—	6.0
401(k) and profit sharing	—	—	—	2.4	—	—	—	2.4
Balance as of September 30, 2023	$4.2	$1,152.6	$(99.9)	$7,393.0	$(1,200.6)	$(36.9)	$556.9	$7,769.3
(1) See Note 5, "Equity," for additional information.
(2) Contributions from noncontrolling interest is net of commitment and consulting fees and other legal costs related to the substantial completion closing of Dunns Bridge I of $0.2 million and Indiana Crossroads Solar of $1.1 million.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2023	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net income	—	—	—	—	476.9	—	5.6	482.5
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2
Dividends:
Common stock ($1.00 per share)	—	—	—	—	(413.9)	—	—	(413.9)
Preferred stock (See Note 5)	—	—	—	—	(43.8)	—	—	(43.8)
Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Preferred stock redemption premium	—	—	—	—	(6.2)	—	—	(6.2)
Contributions from noncontrolling interest(2)	—	—	—	—	—	—	236.9	236.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(12.0)	(12.0)
Stock issuances:
Employee stock purchase plan	—	—	—	4.3	—	—	—	4.3
Long-term incentive plan	—	—	—	5.9	—	—	—	5.9
401(k) and profit sharing	—	—	—	7.5	—	—	—	7.5
Balance as of September 30, 2023	$4.2	$1,152.6	$(99.9)	$7,393.0	$(1,200.6)	$(36.9)	$556.9	$7,769.3
(1) See Note 5, "Equity," for additional information.
(2) Contributions from noncontrolling interest is net of commitment and consulting fees and other legal costs related to the mechanical completion closing of Dunns Bridge I of $2.7 million. Contributions from noncontrolling interest is net of commitment and consulting fees and other legal costs related to the substantial completion closing of Dunns Bridge I of $0.2 million and Indiana Crossroads Solar of $1.1 million.

ITEM 1. FINANCIAL STATEMENTS (continued)

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of July 1, 2022	$4.1	$1,546.5	$(99.9)	$7,218.6	$(1,408.9)	$(35.8)	$315.8	$7,540.4
Comprehensive Income:
Net income (loss)	—	—	—	—	65.8	—	(2.3)	63.5
Other comprehensive income, net of tax	—	—	—	—	—	12.3	—	12.3
Dividends:
Common stock ($0.24 per share)	—	—	—	—	(95.6)	—	—	(95.6)
Preferred stock (See Note 5)	—	—	—	—	(19.4)	—	—	(19.4)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1.7)	(1.7)
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	—	1.3
Long-term incentive plan	—	—	—	2.6	—	—	—	2.6
401(k) and profit sharing	—	—	—	2.4	—	—	—	2.4
ATM program	—	—	—	(0.1)	—	—	—	(0.1)
Balance as of September 30, 2022	$4.1	$1,546.5	$(99.9)	$7,224.8	$(1,458.1)	$(23.5)	$311.8	$7,505.7
(1) See Note 5, "Equity," for additional information.

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2022	$4.1	$1,546.5	$(99.9)	$7,204.3	$(1,580.9)	$(126.8)	$325.6	$7,272.9
Comprehensive Income:
Net income (loss)	—	—	—	—	559.6	—	(9.0)	550.6
Other comprehensive income, net of tax	—	—	—	—	—	103.3	—	103.3
Dividends:
Common stock ($0.94 per share)	—	—	—	—	(381.7)	—	—	(381.7)
Preferred stock (See Note 5)	—	—	—	—	(55.1)	—	—	(55.1)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4.8)	(4.8)
Stock issuances:
Employee stock purchase plan	—	—	—	3.8	—	—	—	3.8
Long-term incentive plan	—	—	—	9.5	—	—	—	9.5
401(k) and profit sharing	—	—	—	7.3	—	—	—	7.3
ATM program	—	—	—	(0.1)	—	—		(0.1)
Balance as of September 30, 2022	$4.1	$1,546.5	$(99.9)	$7,224.8	$(1,458.1)	$(23.5)	$311.8	$7,505.7
(1) See Note 5, "Equity," for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2023	903	417,112	(3,963)	413,149
Issued:
Employee stock purchase plan	—	54	—	54
Long-term incentive plan	—	33	—	33
401(k) and profit sharing	—	89	—	89
Redeemed:
Preferred Stock	—	—	—	—
Balance as of September 30, 2023	903	417,288	(3,963)	413,325

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2023	1,303	416,106	(3,963)	412,143
Issued:
Employee stock purchase plan	—	155	—	155
Long-term incentive plan	—	754	—	754
401(k) and profit sharing	—	273	—	273
Redeemed:
Preferred Stock	(400)	—	—	—
Balance as of September 30, 2023	903	417,288	(3,963)	413,325

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2022	1,303	409,841	(3,963)	405,878
Issued:
Employee stock purchase plan	—	46	—	46
Long-term incentive plan	—	45	—	45
401(k) and profit sharing	—	81	—	81
Balance as of September 30, 2022	1,303	410,013	(3,963)	406,050

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2022	1,303	409,266	(3,963)	405,303
Issued:
Employee stock purchase plan	—	129	—	129
Long-term incentive plan	—	373	—	373
401(k) and profit sharing	—	245	—	245
Balance as of September 30, 2022	1,303	410,013	(3,963)	406,050
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Table of Contents`
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
2.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2023, the FASB issued ASU 2023-05, Business Combinations- Joint Venture Formations. This pronouncement codifies ASU 805-60 to provide guidance for the recognition and initial measurement of joint venture formations. This guidance requires that the initial assets contributed and liabilities assumed be recognized and measured at fair value, with additional disclosure requirements during the period a joint venture is formed. The pronouncement is effective for joint ventures formed on or after January 1, 2025. We are currently evaluating the impact of this pronouncement on the formation of future joint ventures.

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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Three Months Ended September 30, 2023 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other	Total
Customer Revenues(1)
Residential	$351.7	$176.0	$—	$527.7
Commercial	108.5	156.6	—	265.1
Industrial	46.3	115.9	—	162.2
Off-system	9.8	—	—	9.8
Miscellaneous	8.6	29.2	—	37.8
Total Customer Revenues	$524.9	$477.7	$—	$1,002.6
Other Revenues	3.6	21.0	0.2	24.8
Total Operating Revenues	$528.5	$498.7	$0.2	$1,027.4
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended September 30, 2022 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other(4)	Total
Customer Revenues(1)
Residential	$330.1	$178.8	$—	$508.9
Commercial	114.6	158.9	—	273.5
Industrial	42.6	151.9	—	194.5
Off-system	72.7	—	—	72.7
Miscellaneous	7.3	1.3	—	8.6
Total Customer Revenues	$567.3	$490.9	$—	$1,058.2
Other Revenues	5.1	25.4	0.8	31.3
Total Operating Revenues	$572.4	$516.3	$0.8	$1,089.5
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

Nine months ended September 30, 2023 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other	Total
Customer Revenues(1)
Residential	$1,789.3	$449.2	$—	$2,238.5
Commercial	621.2	437.6	—	1,058.8
Industrial	169.3	362.7	—	532.0
Off-system	49.9	—	—	49.9
Miscellaneous	38.7	48.0	—	86.7
Total Customer Revenues	$2,668.4	$1,297.5	$—	$3,965.9
Other Revenues	54.2	62.7	0.6	117.5
Total Operating Revenues	$2,722.6	$1,360.2	$0.6	$4,083.4
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

Nine months ended September 30, 2022 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other(4)	Total
Customer Revenues(1)
Residential	$1,772.0	$454.3	$—	$2,226.3
Commercial	631.7	428.1	—	1,059.8
Industrial	158.5	420.4	—	578.9
Off-system	150.5	—	—	150.5
Miscellaneous	29.9	9.6	—	39.5
Total Customer Revenues	$2,742.6	$1,312.4	$—	$4,055
Other Revenues	7.6	71.1	12.3	91.0
Total Operating Revenues	$2,750.2	$1,383.5	$12.3	$4,146.0
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the nine months ended September 30, 2023 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2022	$560.5	$453.0
Balance as of September 30, 2023	336.6	198.3
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of September 30, 2023 and December 31, 2022 are presented in the table below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2023	$17.2	$5.9	$0.8	$23.9
Current period provisions	22.4	4.7	—	27.1
Write-offs charged against allowance	(43.9)	(4.3)	—	(48.2)
Recoveries of amounts previously written off	12.5	0.3	—	12.8
Balance as of September 30, 2023	$8.2	$6.6	$0.8	$15.6

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2022	$18.9	$3.8	$0.8	$23.5
Current period provisions	29.1	6.9	—	36.0
Write-offs charged against allowance	(52.1)	(5.3)	—	(57.4)
Recoveries of amounts previously written off	21.3	0.5	—	21.8
Balance as of December 31, 2022	$17.2	$5.9	$0.8	$23.9
4.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the three and nine months ended September 30, 2023 and 2022 using the if-converted method under US GAAP. For the purchase contracts, the number of shares of our common stock that would be issuable at the end of each reporting period will be reflected in the denominator of our diluted EPS calculation. If the stock price falls below the initial reference price of $24.51, subject to anti-dilution adjustments, the number of shares of our common stock used in calculating diluted EPS will be the maximum number of shares per the contract as described in Note 5, "Equity." Conversely, if the stock price is above the initial reference price of $24.51, subject to anti-dilution adjustments, a variable number of shares of our common stock will be used in calculating diluted EPS. A numerator adjustment is reflected in the calculation of diluted EPS for interest expense incurred for the three and nine months ended September 30, 2023 and 2022 net of tax, related to the purchase contracts.
We adopted ASU 2020-06 on January 1, 2022, which requires us to assume share settlement of the remaining purchase contract payment balance from our Equity Units based on the average share price during the period.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units are contingently convertible as the conversion is contingent on a successful remarketing as described in Note 5, "Equity." Contingently convertible shares where conversion is not tied to a market price trigger are excluded from the calculation of diluted EPS until such time as the contingency has been resolved under the if-converted method. As of September 30, 2023 and 2022, the contingency was not resolved and thus no shares were reflected in the denominator in the calculation of diluted EPS for the three and nine months ended September 30, 2023 and 2022.
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

Table of Contents`
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
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net Income Available to Common Shareholders	$77.0	$52.0	$436.1	$518.2
Less: Income allocated to participating securities	0.1	—	0.3	—
Net Income Available to Common Shareholders - Basic	76.9	52.0	435.8	518.2
Add: Dilutive effect of Equity Units	0.4	0.5	1.2	1.5
Net Income Available to Common Shareholders - Diluted	$77.3	$52.5	$437.0	$519.7
Denominator:
Average common shares outstanding - Basic	413.5	406.5	413.2	406.3
Dilutive potential common shares:
Equity Units purchase contracts	33.1	31.3	31.9	29.4
Equity Units purchase contract payment balance	0.6	3.0	1.2	3.4
Shares contingently issuable under employee stock plans	0.7	0.9	0.7	1.0
Shares restricted under employee stock plans	0.4	0.6	0.4	0.5
ATM forward agreements	—	1.1	—	1.1
Average Common Shares - Diluted	448.3	443.4	447.4	441.7
Earnings per common share:
Basic	$0.19	$0.13	$1.05	$1.28
Diluted	$0.17	$0.12	$0.98	$1.18

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
5.    Equity
ATM Program. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $750.0 million of our common stock. As of September 30, 2023, the ATM program had approximately $300.0 million of equity available for issuance. The program expires on December 31, 2023. There are no outstanding forward agreements as of September 30, 2023.
Preferred Stock. As of September 30, 2023, we had 20,000,000 shares of preferred stock authorized for issuance, of which 902,500 shares of preferred stock in the aggregate for all series were outstanding. The following table displays preferred dividends declared for the period by outstanding series of shares:

			Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
			2023	2022	2023	2022	2023	2022
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share(2)				Outstanding
5.650% Series A	$1,000.00	—	—	28.25	28.25	56.50	$—	$393.9
6.500% Series B	$25,000.00	20,000	406.25	406.25	1,625.00	1,625.00	$486.1	$486.1
Series C(1)	$1,000.00	862,500	—	—	—	—	$666.5	$666.5
(1)The Series C Mandatory Convertible Preferred Stock initially will not bear any dividends. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock.
(2)Dividend declared per share for the nine months ended September 30, 2023 reflects the dividend declared on the Series A Preferred Stock on March 14, 2023. The dividend was paid on June 15, 2023.

In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of September 30, 2023. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption, or repurchase of the underlying Series B Preferred Stock. As of September 30, 2023 and 2022, Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.
As of September 30, 2022, Series A Preferred Stock had $6.7 million of cumulative preferred dividends in arrears, or $16.63 per share. On June 15, 2023, we redeemed all 400,000 outstanding shares of Series A Preferred Stock for a redemption price of $1,000 per share or $400.0 million in total. Following the redemption, dividends ceased to accrue on such shares of Series A Preferred Stock, the shares of Series A Preferred Stock are no longer deemed outstanding and all rights of the holders of the shares of Series A Preferred Stock were terminated. In conjunction with the redemption, we recorded a $6.2 million preferred stock redemption premium, calculated as the difference between the carrying value on the redemption date of the Series A Preferred Stock and the total amount of consideration paid to redeem, which was recorded as a reduction to retained earnings during the second quarter of 2023. Since we are obligated to issue common stock under the Equity Units purchase contracts upon successful remarketing by the end of 2023, we did not recognize an excise tax liability, under the IRA, in connection with this redemption.
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

Table of Contents`
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
We pay quarterly contract adjustment payments at the rate of 7.75% per year on the stated amount of $100 per Equity Unit. The contract adjustment payments are payable in cash, shares of our common stock or a combination thereof, at our election. The payment of contract adjustment payments may also be deferred until the purchase contract settlement date, December 1, 2023, at our election. If we exercise our option to defer the payment of contract adjustment payments, then until the deferred contract adjustment payments have been paid, we will not declare or pay any dividends on, or make any distributions on, or redeem, purchase or acquire, or make a liquidation payment with respect to, any shares of our capital stock; make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of our debt securities that rank on parity with, or junior to, the contract adjustment payments; or make any guarantee payments under any guarantee by us of securities of any of our subsidiaries if our guarantee ranks on parity with, or junior to, the contract adjustment payments. As of September 30, 2023, no contract adjustment payments have been deferred with quarterly cash payments being remitted to the holders. As of September 30, 2023 and December 31, 2022 the purchase contract liability, net of issuance costs, was $16.4 million and $65.0 million, respectively. Purchase contract payments are recorded against this liability. Accretion of the purchase contract liability is recorded as interest expense. Cash payments of $50.1 million were made during both nine month periods ended September 30, 2023 and 2022.
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
Refer to Note 4, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS. Under the terms of the Equity Units, assuming no anti-dilution or other adjustments such as a fundamental change, the maximum number of shares of common stock we will issue under the purchase contracts is 35.2 million and maximum number of shares of common stock we will issue under the Series C Mandatory Convertible Preferred Stock is 35.2 million. Had we settled the remaining purchase contract payment balance in shares at September 30, 2023, we would have issued approximately 0.6 million shares.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Regulatory Matters
NIPSCO change in accounting estimate
As part of the NIPSCO Gas Settlement and Stipulation Agreement filed on March 2, 2022, NIPSCO Gas agreed to change the depreciation methodology for its calculation of depreciation rates, which reduces depreciation expense and subsequent revenues and cash flows. An order was received on July 27, 2022 approving the settlement and rates were effective as of September 1, 2022. As part of the NIPSCO Electric base rate case and the Stipulation and Settlement Agreement filed on March 10, 2023, NIPSCO Electric agreed to change the depreciation methodology for its calculation of depreciation rates, which will reduce depreciation expense and subsequent revenues and cash flows. An order was received on August 2, 2023 approving the settlement, and rates were effective as of August 4, 2023. On October 11, 2023, the IURC issued an order clarifying how the rate increase should have been implemented, holding that the new rates should have only applied to electric usage on or after August 4, 2023, and not for electric usage prior to that date for bills yet to be rendered. NIPSCO was ordered to make a filing reflecting the calculation of the refund to customers by November 10, 2023. The refund amount was reserved for an estimated $12.4 million plus accrued interest.
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
Regulatory deferral related to renewable energy investments
In accordance with the accounting principles of ASC 980, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation and amortization" on the Condensed Statements of Consolidated Income (unaudited). NiSource recorded a decrease to depreciation expense of $19.0 million and $9.7 million for the three and nine months ended September 30, 2023. We recorded a decrease to depreciation expense of $2.2 million and an increase to depreciation expense of $4.5 million respectively, for the three and nine months ended September 30, 2022. Following the implementation of the electric base rate case, we began recognizing amounts to recover our investments of projects that have been placed in service. Refer to Note 11, "Variable Interest Entities," for additional information.
7.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	September 30, 2023		December 31, 2022
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$3.7	$1.8	$18.8	$1.1
Total	$3.7	$1.8	$18.8	$1.1
Noncurrent(2)
Derivatives not designated as hedging instruments	$34.7	$1.4	$66.0	$1.9
Total	$34.7	$1.4	$66.0	$1.9
(1)Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at September 30, 2023. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $35.2 million and $81.8 million at September 30, 2023 and December 31, 2022, respectively.
All gains and losses on derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO’s quarterly GCA mechanism.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At September 30, 2023 and December 31, 2022, we had 85.2 MMDth and 99.0 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of September 30, 2023, the remaining terms of these instruments range from one to four years.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	September 30, 2023	December 31, 2022
Regulatory Assets
Losses on commodity price risk programs	$15.6	$10.0
Regulatory Liabilities
Gains on commodity price risk programs	39.0	90.0
Our derivative instruments measured at fair value as of September 30, 2023 and December 31, 2022 do not contain any credit-risk-related contingent features.
The net gain related to multiple of our settled interest rate swaps is recorded in AOCI. We amortize the net gain over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three and nine months ended September 30, 2023 and 2022 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
immaterial. Amortization will continue for 344 months. See Note 15, "Accumulated Other Comprehensive Loss," for additional information.
8.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

Recurring Fair Value Measurements September 30, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2023
Assets
Risk management assets	$—	$38.4	$—	$38.4
Available-for-sale debt securities	—	161.9	—	161.9
Total	$—	$200.3	$—	$200.3
Liabilities
Risk management liabilities	$—	$3.2	$—	$3.2
Total	$—	$3.2	$—	$3.2

Recurring Fair Value Measurements December 31, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Assets
Risk management assets	$—	$84.8	$—	$84.8
Available-for-sale debt securities	—	151.6	—	151.6
Total	$—	$236.4	$—	$236.4
Liabilities
Risk management liabilities	$—	$3.0	$—	$3.0
Total	$—	$3.0	$—	$3.0

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

Table of Contents`
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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of September 30, 2023 and December 31, 2022, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of September 30, 2023 and December 31, 2022, we have $0.9 million and $0.9 million, respectively, recorded as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at September 30, 2023 and December 31, 2022 were:

September 30, 2023 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$69.0	$—	$(5.0)	$—	$64.0
Corporate/Other debt securities	109.2	—	(10.4)	(0.9)	97.9
Total	$178.2	$—	$(15.4)	$(0.9)	$161.9

December 31, 2022 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$67.7	$—	$(4.5)	$—	$63.2
Corporate/Other debt securities	99.0	—	(9.7)	(0.9)	88.4
Total	$166.7	$—	$(14.2)	$(0.9)	$151.6
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $59.2 million and $92.3 million, respectively, at September 30, 2023.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $61.0 million and $85.5 million, respectively, at December 31, 2022.
The cost of maturities sold is based upon specific identification. Realized gains and losses on available-for-sale securities were $0.6 million at September 30, 2023. Realized gains and losses on available-for-sale securities were immaterial at December 31, 2022.
At September 30, 2023, approximately $11.9 million of U.S. Treasury debt securities and approximately $3.1 million of Corporate/Other debt securities have maturities of less than a year.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of September 30, 2023, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2023	Estimated Fair Value as of September 30, 2023	Carrying Amount as of Dec. 31, 2022	Estimated Fair Value as of Dec. 31, 2022
Long-term debt (including current portion)	$11,038.1	$9,589.2	$9,553.6	$8,479.4
9.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2023 and 2022 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. These adjustments have a relative impact on the effective tax rate proportionally to pretax income or loss. The effective tax rates for the three months ended September 30, 2023 and 2022 were 3.7% and 15.6%, respectively. The effective tax rates for the nine months ended September 30, 2023 and 2022 were 17.7% and 17.9%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to renewable partnership income, amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state flow through, and other permanent book-to-tax differences.
The decrease in the three month effective tax rate of 11.9% in 2023 compared to 2022 is primarily attributed to decreases in renewable partnership income, partially offset by lower amortization of excess deferred federal income tax liabilities.

The decrease in the nine month effective tax rate of 0.2% in 2023 compared to 2022 is primarily attributed to the jurisdictional mix of pre-tax book income.
As of September 30, 2023, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 11 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of these unrecognized tax benefits.
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
For the nine months ended September 30, 2023, we contributed $2.6 million to our pension plans and $16.7 million to our OPEB plans.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022:

	Pension Benefits		OPEB
Three Months Ended September 30, (in millions)	2023	2022	2023	2022
Components of Net Periodic Benefit Cost(1)
Service cost	$5.1	$6.8	$1.3	$1.6
Interest cost	17.1	10.7	5.4	3.0
Expected return on assets	(23.6)	(22.6)	(3.8)	(4.0)
Amortization of prior service credit	—	—	(0.5)	(0.6)
Recognized actuarial loss	8.4	5.6	0.8	0.7
Settlement loss	7.4	3.0	—	—
Total Net Periodic Benefit Cost	$14.4	$3.5	$3.2	$0.7
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Nine Months Ended September 30, (in millions)	2023	2022	2023	2022
Components of Net Periodic Benefit Cost(1)
Service cost	$15.3	$20.9	$3.9	$4.8
Interest cost	51.3	29.9	16.3	9.0
Expected return on assets	(70.8)	(68.3)	(11.4)	(12.0)
Amortization of prior service credit	—	—	(1.5)	(1.8)
Recognized actuarial loss	25.2	14.9	2.4	2.1
Settlement loss	7.5	9.3	—	—
Total Net Periodic Benefit Cost	$28.5	$6.7	$9.7	$2.1
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

During the third quarter of 2023, the requirements for settlement accounting were met for two of our pension plans, resulting in a settlement charge of $7.4 million for the three months ended September 30, 2023, and $7.5 million for the nine months ended September 30, 2023.
11.    Variable Interest Entities
A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO owns and operates two wind facilities, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO also owns two solar facilities, Indiana Crossroads Solar and Dunns Bridge I, which went into service in June 2023, with a combined 465 MW of nameplate capacity. During August 2023, NIPSCO and the tax equity partner made final cash contributions in accordance with the equity capital contribution agreement. In August 2023, Indiana Crossroads Solar and Dunns Bridge I reached substantial completion, resulting in NIPSCO making a combined $307.2 million in developer payments. We control decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
Members of each respective JV include NIPSCO (who is the managing member) and a tax equity partner. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash to each JV. For the two wind facilities, NIPSCO assumed an obligation to the developers of each facility, representing the remaining economic interest. NIPSCO resolved this obligation by acquiring the developers' economic interests in June 2023 for $389.2 million. Once the tax equity partner has earned their negotiated rate of return and have reached a stated contractual date, NIPSCO has the option to purchase

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the remaining interest in the respective JV, at fair market value from the tax equity partner. NIPSCO has an obligation to purchase 100% of the electricity generated by our in service JVs.
We did not provide any financial or other support during the quarter that was not previously contractually required, nor do we expect to provide such support in the future.
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	September 30, 2023	December 31, 2022
Net Property, Plant and Equipment	$1,338.6	$978.5
Current assets	65.5	25.7
Total assets(1)	1,404.1	1,004.2
Current liabilities	41.0	128.2
Asset retirement obligations	55.0	30.6
Total liabilities	$96.0	$158.8
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
12.    Long-Term Debt
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
13.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs, and term credit agreement. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of September 30, 2023 and December 31, 2022.
Commercial Paper Program. Our commercial paper program has a program limit of up to $1.5 billion. We had $935.0 million and $415.0 million of commercial paper outstanding with weighted-average interest rates of 5.58% and 4.60% as of September 30, 2023 and December 31, 2022, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through wholly owned and consolidated special purpose entities. The three agreements expire between May 2024 and October 2024 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of September 30, 2023, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $295.6 million.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
We had $285.0 million and $347.2 million of short-term borrowings related to the securitization transactions as of September 30, 2023 and December 31, 2022, respectively.
For the nine months ended September 30, 2023, $62.2 million was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the nine months ended September 30, 2022, $318.2 million was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. Fees associated with the securitization transactions were $0.5 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively and $2.1 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Term Credit Agreement. On December 20, 2022, we entered into a $1.0 billion term credit agreement with a syndicate of banks. On October 5, 2023, we entered into an amendment with the syndicate of banks to, among other things, extend the maturity date of the agreement from December 19, 2023 to March 15, 2024. With the amendment, we triggered extinguishment accounting and will record an immaterial loss on extinguishment of debt in the fourth quarter of 2023. Interest charged on the borrowings depends on the variable rate structure elected at the time of each borrowing. The available variable rate structures from which we can choose are defined in the agreement. Under the agreement, we borrowed $1.0 billion on December 20, 2022 with an interest rate of SOFR plus 105 basis points. We had $1.0 billion outstanding under this agreement with interest rates of 6.37% and 5.37% as of September 30, 2023 and December 31, 2022, respectively.
Items listed above, excluding the term credit agreement, are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
14.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of September 30, 2023 and December 31, 2022, we had issued stand-by letters of credit of $9.9 million and $10.2 million, respectively, for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At September 30, 2023 and December 31, 2022, our guarantees for multiple BTAs totaled $642.4 million and $841.6 million, respectively. The amount of each guaranty will fluctuate upon the completion of the various steps outlined in each BTA. See ''- D. Other Matters - Generation Transition,'' below for more information.
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
FERC Investigation. In April 2022, NIPSCO was notified that the FERC Office of Enforcement (“OE”) is conducting an investigation of an industrial customer for allegedly manipulating the MISO Demand Response (“DR”) market. The customer and NIPSCO are cooperating with the investigation. It is probable that the OE will require the customer to repay certain DR revenues received from MISO, and will require NIPSCO to disgorge administrative fees and foregone margin charges that NIPSCO collected pursuant to its own IURC-approved tariff. The investigation remains ongoing. NIPSCO currently estimates the maximum amount of its disgorgement exposure to be $7.7 million which will be returned to customers. As of September 30, 2023, NIPSCO expects to recover more than 50% of that amount.
Other Legal Proceedings. We are also party to other claims, regulatory and legal proceedings arising in the ordinary course of business in each state in which we have operations, none of which we believe to be individually material at this time.

Table of Contents`
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
As of September 30, 2023 and December 31, 2022, we had recorded a liability of $82.7 million and $86.5 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We completed an annual refresh of the model in the second quarter. No material changes to the estimated future remediation costs were noted as a result of an internal quarterly review of environmental reserves completed as of September 30, 2023. Our total estimated liability related to the facilities subject to remediation was $77.7 million and $81.0 million at September 30, 2023 and December 31, 2022, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $15.1 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
D. Other Matters. Generation Transition. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO's purchase obligation under each respective BTA is dependent on satisfactory approval of the BTA by the IURC and timely completion of construction. NIPSCO and the tax equity partner, where applicable, for each respective BTA, are obligated to make cash contributions to acquire the project at the date construction is substantially complete. Certain BTA agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones.
Proposed Sale of 19.9% Equity Interest in Northern Indiana Public Service Company LLC. On June 17, 2023, NiSource and our wholly-owned subsidiary, NIPSCO Holdings II LLC, a Delaware limited liability company (“NIPSCO Holdings II”), entered into a purchase and sale agreement (the “BIP Purchase Agreement”) with BIP BLUE BUYER L.L.C., an affiliate of BIP. NIPSCO Holdings II is the 100% owner of all issued and outstanding membership interests of NIPSCO. NIPSCO Holdings II is a wholly-owned subsidiary of NIPSCO Holdings I LLC (“NIPSCO Holdings I”), which is a wholly-owned subsidiary of NiSource. Under the terms of the BIP Purchase Agreement, BIP will acquire newly issued membership interests of NIPSCO Holdings II which will represent a 19.9% ownership in NIPSCO Holdings II at closing, for a purchase price of $2.150 billion in cash, subject to adjustment based on the timing of closing and the amount of NiSource capital contributions made prior to closing (the “NIPSCO Minority Equity Interest Sale”). At the closing of the NIPSCO Minority Equity Interest Sale, through their respective percentage ownership of NIPSCO Holdings II, NiSource will own an 80.1% controlling interest in NIPSCO, while BIP will own the remaining 19.9% non-controlling interest. The parties currently expect for the NIPSCO Minority Equity Interest Sale to close by the end of 2023. The closing of the NIPSCO Minority Equity Interest Sale is subject to the satisfaction of certain customary closing conditions described in the BIP Purchase Agreement, including receipt of authorization by FERC. FERC approval was received on October 19, 2023.
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
15.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2023	$(10.4)	$(12.7)	$(12.7)	$(35.8)
Other comprehensive loss before reclassifications	(1.7)	(0.4)	(0.1)	(2.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.8	1.1
Net current-period other comprehensive income (loss)	(1.7)	(0.1)	0.7	(1.1)
Balance as of September 30, 2023	$(12.1)	$(12.8)	$(12.0)	$(36.9)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2023	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive income (loss) before reclassifications	(1.4)	(0.4)	0.2	(1.6)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.2	1.1	1.8
Net current-period other comprehensive income (loss)	(0.9)	(0.2)	1.3	0.2
Balance as of September 30, 2023	$(12.1)	$(12.8)	$(12.0)	$(36.9)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2022	$(7.5)	$(19.5)	$(8.8)	$(35.8)
Other comprehensive income (loss) before reclassifications	(4.6)	16.2	—	11.6
Amounts reclassified from accumulated other comprehensive loss	0.1	—	0.6	0.7
Net current-period other comprehensive income (loss)	(4.5)	16.2	0.6	12.3
Balance as of September 30, 2022	$(12.0)	$(3.3)	$(8.2)	$(23.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2022	$2.1	$(122.5)	$(6.4)	$(126.8)
Other comprehensive income (loss) before reclassifications	(14.4)	119.1	(3.3)	101.4
Amounts reclassified from accumulated other comprehensive loss	0.3	0.1	1.5	1.9
Net current-period other comprehensive income (loss)	(14.1)	119.2	(1.8)	103.3
Balance as of September 30, 2022	$(12.0)	$(3.3)	$(8.2)	$(23.5)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest income	$2.7	$2.1	$6.3	$3.6
AFUDC equity	6.0	4.0	15.2	11.0
Pension and other postretirement non-service benefit (cost)	(9.8)	5.3	(18.2)	17.6
Miscellaneous	(0.5)	(1.3)	(1.4)	(2.2)
Total Other, net	$(1.6)	$10.1	$1.9	$30.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating Revenues
Gas Distribution Operations
Unaffiliated	$528.5	$572.4	$2,722.6	$2,750.2
Intersegment	3.0	3.1	9.2	9.4
Total	531.5	575.5	2,731.8	2,759.6
Electric Operations
Unaffiliated	498.7	516.3	1,360.2	1,383.5
Intersegment	0.4	0.2	0.7	0.6
Total	499.1	516.5	1,360.9	1,384.1
Corporate and Other
Unaffiliated	0.2	0.8	0.6	12.3
Intersegment	121.7	115.3	361.2	349.5
Total	121.9	116.1	361.8	361.8
Eliminations	(125.1)	(118.6)	(371.1)	(359.5)
Consolidated Operating Revenues	$1,027.4	$1,089.5	$4,083.4	$4,146.0
Operating Income (Loss)
Gas Distribution Operations	$52.2	$33.4	$614.5	$624.8
Electric Operations	175.8	123.3	307.3	295.1
Corporate and Other	5.0	—	11.1	(19.6)
Consolidated Operating Income	$233.0	$156.7	$932.9	$900.3

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
Your Energy, Your Future: Our plan to replace our coal generation capacity by the end of 2028 with primarily renewable resources, initiated through our 2018 Integrated Resource Plan ("2018 Plan"), is well underway, and we are continually adjusting to the dynamic renewable energy landscape. We achieved in service status in June 2023 and substantial completion in August 2023 for our first two solar BTA's. We have also taken contractual actions on a number of our other renewable projects to address the timing of these projects as well as consider the broad market issues facing the industry. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. On January 1, 2023, the provisions of the IRA became effective. As a result of the IRA, we have made a filing with the IURC to fully-own two BTA projects in lieu of utilizing tax equity partnerships, and we are evaluating the impact of this legislation on our remaining projects, with potential to drive increased value to customers as part of our expansion of renewable projects and generation transition strategy. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.
In 2021, we announced and filed with the IURC the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan ("2021 Plan"). The 2021 Plan lays out a timeline to retire the Michigan City Generating Station by the end of 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the 2021 Plan calls for a new natural gas peaking unit to replace existing vintage gas peaking units at the R.M. Schahfer Generating Station to support system reliability and resiliency, as well as upgrades to the transmission system to enhance our electric generation transition. In September of 2023, we filed a request for issuance of a certificate of public convenience and necessity for an approximately 400 MW natural gas peaking generation unit with the IURC. The planned retirement of the two vintage gas peaking units at the R.M. Schahfer Generating Station is also expected to occur by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval.
NIPSCO Minority Equity Interest Sale: On June 17, 2023, NiSource and our wholly-owned subsidiary, NIPSCO Holdings II, entered into the BIP Purchase Agreement with an affiliate of BIP, pursuant to which BIP will acquire an indirect 19.9 percent equity interest in NIPSCO. Refer to Note 14, "Other Commitments and Contingencies - D. Other Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Transformation: Our enterprise-wide transformation roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We are currently executing on several initiatives that will enable us to streamline work and improve logistics company-wide. These efforts will include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all the initiatives under the Enterprise-wide Transformation Roadmap will prioritize safety and continue to optimize our long-term growth profile.
Economic Environment: We continue to monitor risks related to increasing order and delivery lead times for construction and other materials, increasing risk of unavailability of materials due to global shortages in raw materials, and risk of decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to see increasing prices associated with certain materials and supplies. To the extent that delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected. For more information on supply chain impacts to our electric generation strategy, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion. Additionally, for more information on global availability of materials for our renewable projects, see "Results and Discussion of Segment Operations - Electric Operations - Electric Supply and Generation Transition."
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
After decreasing for the first three months of 2023, the market price of natural gas has stabilized at low levels, compared to 2022 prices, with little volatility. Changes in gas prices do not have a material impact on our results of operations, however higher natural gas prices can impact our cash flows and liquidity. For more information on our commodity price impacts, see "Results and Discussion of Segment Operations - Gas Distribution Operations," and "Market Risk Disclosures."

Due to rising interest rates, we experienced higher interest expense for the three and nine months periods ended September 30, 2023 compared to the same periods in 2022 associated with short-term borrowings. We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures".

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2023 and 2022 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$1,027.4	$1,089.5	$(62.1)	$4,083.4	$4,146.0	$(62.6)
Operating Expenses
Cost of energy	181.3	330.8	149.5	1,198.3	1,421.2	222.9
Other Operating Expenses	613.1	602.0	(11.1)	1,952.2	1,824.5	(127.7)
Total Operating Expenses	794.4	932.8	138.4	3,150.5	3,245.7	95.2
Operating Income	233.0	156.7	76.3	932.9	900.3	32.6
Total Other Deductions, Net	(130.8)	(81.5)	(49.3)	(346.7)	(229.8)	(116.9)
Income Taxes	3.8	11.7	7.9	103.7	119.9	16.2
Net Income	98.4	63.5	34.9	482.5	550.6	(68.1)
Net income (loss) attributable to noncontrolling interest	13.3	(2.3)	(15.6)	5.6	(9.0)	(14.6)
Net Income Attributable to NiSource	85.1	65.8	19.3	476.9	559.6	(82.7)
Preferred dividends	(8.1)	(13.8)	5.7	(40.8)	(41.4)	0.6
Net Income Available to Common Shareholders	77.0	52.0	25.0	436.1	518.2	(82.1)
Earnings Per Share
Basic Earnings Per Share	$0.19	$0.13	$0.06	1.05	$1.28	$(0.23)
Diluted Earnings Per Share	$0.17	$0.12	$0.05	$0.98	$1.18	$(0.20)
The majority of the cost of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three months ended September 30, 2023 was primarily due to higher revenues, net of cost of energy, driven by rate increases from regulatory initiatives.
The decrease in net income available to common shareholders for the nine months ended September 30, 2023 is driven by the receipt of the insurance settlement related to the Greater Lawrence Incident received in 2022, as well as increased other deductions, partially offset by higher net revenues driven by rate increases from regulatory initiatives.
The decrease in preferred dividends for the three and nine months ended September 30, 2023 was due primarily to the redemption of Series A Preferred Stock in the second quarter 2023. See Note 5, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Gas and Electric Operations in this Management's Discussion.
Other Deductions, net
The change in Other deductions, net for the three and nine months ended September 30, 2023 compared to the same period in 2022 is primarily driven by higher long-term and short-term debt interest in 2023 and higher non-service pension costs. See Note 12, "Long-Term Debt," Note 13, "Short-Term Borrowings," and Note 10, "Pension and Other Postemployment Benefits," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
Income Taxes
Refer to Note 9, "Income Taxes," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rates for the periods presented.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
Financial and operational data for the Gas Distribution Operations segment for the three and nine months ended September 30, 2023 and 2022 are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$531.5	$575.5	$(44.0)	$2,731.8	$2,759.6	$(27.8)
Operating Expenses
Cost of energy	72.1	158.0	85.9	823.1	1,000.5	177.4
Operation and maintenance	241.0	237.0	(4.0)	789.5	774.1	(15.4)
Depreciation and amortization	118.1	104.3	(13.8)	343.8	307.2	(36.6)
Gain on sale of fixed assets and impairments, net	—	—	—	—	(105.0)	(105.0)
Other taxes	48.1	42.8	(5.3)	160.9	158.0	(2.9)
Total Operating Expenses	479.3	542.1	62.8	2,117.3	2,134.8	17.5
Operating Income	$52.2	$33.4	$18.8	$614.5	$624.8	$(10.3)
Revenues
Residential	$352.7	$332.3	$20.4	$1,828.7	$1,772.7	$56.0
Commercial	108.9	115.5	(6.6)	627.4	634.3	(6.9)
Industrial	46.4	42.9	3.5	169.6	159.3	10.3
Off-System	9.8	72.7	(62.9)	49.9	150.5	(100.6)
Other	13.7	12.1	1.6	56.2	42.8	13.4
Total	$531.5	$575.5	$(44.0)	$2,731.8	$2,759.6	$(27.8)
Sales and Transportation (MMDth)
Residential	12.4	13.6	(1.2)	145.6	169.8	(24.2)
Commercial	17.9	17.7	0.2	114.2	126.1	(11.9)
Industrial	126.2	115.6	10.6	384.2	365.6	18.6
Off-System	7.0	10.6	(3.6)	25.6	23.2	2.4
Other	—	—	—	0.2	0.2	—
Total	163.5	157.5	6.0	669.8	684.9	(15.1)
Heating Degree Days	41	87	(46)	2,898	3,493	(595)
Normal Heating Degree Days	60	60	—	3,428	3,428	—
% Colder (Warmer) than Normal	(32)%	45%		(15)%	2%
% Warmer than prior year	(53)%			(17)%
Gas Distribution Customers
Residential				2,980,246	2,952,458	27,788
Commercial				251,642	250,919	723
Industrial				4,794	4,860	(66)
Other				3	3	—
Total				3,236,685	3,208,240	28,445
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation, and tax trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating revenues for the three and nine months ended September 30, 2023 compared to the same periods in 2022 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2023 vs 2022	Nine Months Ended September 30, 2023 vs 2022
New rates from base rate proceedings and regulatory capital programs	$42.3	$185.4
Increased customer usage	1.0	1.5
The effects of customer growth	1.8	4.3
The effects of weather in 2023 compared to 2022	(2.6)	(41.3)
Other	1.3	10.0
Change in operating revenues (before cost of energy and other tracked items)	$43.8	$159.9
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(85.9)	(177.4)
Lower tracker deferrals within operation and maintenance, depreciation, and tax	(3.1)	(1.9)
Increase (Reduction) in gross receipts tax, offset in operating expenses	1.2	(8.4)
Total change in operating revenues	$(44.0)	$(27.8)
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
Throughput
The increase in total volumes for the three months ended September 30, 2023, compared to the same period in 2022, is primarily attributable to increased industrial usage.
The decrease in total volumes for the nine months ended September 30, 2023 compared to the same period in 2022, is primarily attributable to the effects of warmer weather.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Gas Distribution Operations
The underlying reasons for changes in our operating expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2023 vs 2022	Nine Months Ended September 30, 2023 vs 2022
Higher employee and administrative related expenses	$(8.2)	$(11.5)
(Higher) lower materials and supplies expense	(3.1)	1.6
Property insurance settlement related to the Greater Lawrence Incident received in 2022	—	(105.0)
Higher depreciation and amortization expense	(14.1)	(38.5)
Higher property tax	(2.0)	(11.8)
Lower environmental expenses	—	5.4
Impacts from Columbia of Ohio's rate case	(4.2)	(9.3)
Lower outside services expenses	7.7	10.7
Other	(1.1)	(11.8)
Change in operating expenses (before cost of energy and other tracked items)	$(25.0)	$(170.2)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	85.9	177.4
(Reduction) Increase in gross receipts tax, offset in operating revenues	(1.2)	8.4
Lower tracker deferrals within operation and maintenance, depreciation, and tax	3.1	1.9
Total change in operating expense	$62.8	$17.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Financial and operational data for the Electric Operations segment for the three and nine months ended September 30, 2023 and 2022 are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Favorable (Unfavorable)	2023	2022	Favorable (Unfavorable)
Operating Revenues	$499.1	$516.5	$(17.4)	$1,360.9	$1,384.1	$(23.2)
Operating Expenses
Cost of energy	109.2	172.8	63.6	375.3	420.8	45.5
Operation and maintenance	122.2	126.5	4.3	374.7	367.3	(7.4)
Depreciation and amortization	82.3	88.1	5.8	275.0	267.0	(8.0)
Gain on sale of assets	—	—	—	(0.1)	—	0.1
Other taxes	9.6	5.8	(3.8)	28.7	33.9	5.2
Total Operating Expenses	323.3	393.2	69.9	1,053.6	1,089.0	35.4
Operating Income	$175.8	$123.3	$52.5	$307.3	$295.1	$12.2
Revenues
Residential	$176.0	$178.7	$(2.7)	$449.2	$454.3	$(5.1)
Commercial	156.6	158.9	(2.3)	437.6	428.1	9.5
Industrial	116.0	152.1	(36.1)	363.3	421.0	(57.7)
Wholesale	15.4	4.1	11.3	25.5	10.6	14.9
Other	35.1	22.7	12.4	85.3	70.1	15.2
Total	$499.1	$516.5	$(17.4)	$1,360.9	$1,384.1	$(23.2)
Sales (GWh)
Residential	1,034.6	1,080.6	(46.0)	2,540.5	2,745.2	(204.7)
Commercial	1,011.0	1,044.7	(33.7)	2,743.7	2,845.3	(101.6)
Industrial	2,023.7	2,076.3	(52.6)	5,955.3	6,078.8	(123.5)
Wholesale	0.2	4.9	(4.7)	0.9	37.0	(36.1)
Other	17.6	17.9	(0.3)	58.2	67.5	(9.3)
Total	4,087.1	4,224.4	(137.3)	11,298.6	11,773.8	(475.2)
Cooling Degree Days	475	592	(117)	681	934	(253)
Normal Cooling Degree Days	573	573	—	820	820	—
% (Colder) Warmer than Normal	(17)%	3%		(17)%	14%
% (Colder) than prior year	(20)%			(27)%
Electric Customers
Residential				426,054	423,764	2,290
Commercial				58,556	58,196	360
Industrial				2,126	2,133	(7)
Wholesale				708	711	(3)
Other				3	3	—
Total				487,447	484,807	2,640
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues for the three and nine months ended September 30, 2023 compared to the same periods in 2022 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2023 vs 2022	Nine Months Ended September 30, 2023 vs 2022
New rates from regulatory capital and DSM programs	45.5	51.0
Increased (Decreased) customer usage	6.4	(9.7)
FAC over earnings reserve	5.2	5.2
Renewable Joint Venture revenue, fully offset by Joint Venture operating expense and noncontrolling interest net income (loss)	4.4	7.8
The effects of weather in 2023 compared to 2022	(16.8)	(27.6)
2022 FAC refund	—	8.0
Other	3.0	(3.3)
Change in operating revenues (before cost of energy and other tracked items)	$47.7	$31.4
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(63.6)	(45.5)
Reduction in gross receipts tax, offset in operating expenses	—	(11.5)
Higher (lower) tracker deferrals within operation and maintenance, depreciation and tax	(1.5)	2.4
Total change in operating revenues	$(17.4)	$(23.2)
Weather
In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal cooling degree days. Our composite cooling degree days reported do not directly correlate to the weather-related dollar impact on the results of Electric Operations. Cooling degree days experienced during different times of the year may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite cooling degree day comparison.
Sales
The decrease in total volumes sold for the three and nine months ended September 30, 2023 compared to the same period in 2022 was primarily attributable to decreased usage by industrial and residential customers.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
The underlying reasons for changes in our operating expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2023 vs 2022	Nine Months Ended September 30, 2023 vs 2022
Lower depreciation and amortization expense excluding the regulatory deferral adjustment associated with the Joint Ventures	9.6	1.3
Lower (higher) outside services expenses primarily related to higher generation-related maintenance	$3.8	$(8.6)
Lower employee and administrative expenses	2.0	4.9
Renewable Joint Venture operating expenses, offset by Joint Venture operating revenues	(11.2)	(14.4)
Other	0.6	(2.4)
Change in operating expenses (before cost of energy and other tracked items)	$4.8	$(19.2)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	63.6	45.5
Reduction in gross receipts tax, offset in operating revenues	—	11.5
Lower (higher) tracker deferrals within operation and maintenance, depreciation and tax	1.5	(2.4)
Total change in operating expense	$69.9	$35.4
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan, which outlines the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation at Michigan City by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. See "Project Status" discussion, below, and "Liquidity and Capital Resources" in this Management's Discussion for anticipated barriers to the success of our electric generation transition and additional information on our capital investment spend.
NIPSCO continues to work with the EPA to obtain an administrative approval associated with the operation of R.M. Schahfer’s remaining two coal units until 2025. In the event that the approval is not obtained, future operations could be impacted. We cannot estimate the financial impact on us if this approval is not obtained.
The current replacement plan primarily includes renewable sources of energy, including wind, solar, battery storage, and flexible natural gas resources to be obtained through a combination of NIPSCO ownership and PPAs. NIPSCO has sold, and may in the future sell, renewable energy credits from its renewable generation to third parties to offset customer costs. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities.
Three wind projects and two solar projects have been placed into service, totaling approximately 1,269 MW of nameplate capacity. NIPSCO has executed commercial agreements for each of the nine remaining identified projects. Dunns Bridge II, Cavalry, Fairbanks, Indiana Crossroads II, GreenRiver, Appleseed, Carpenter and Templeton have received IURC approval. Additional approvals by the IURC may be required to obtain recovery for increases in projects costs. NIPSCO has recently filed with the IURC seeking approval for the Gibson project, and has filed for a new gas peaking resource to be located at Schahfer generating station. NIPSCO also filed with the IURC for a project cost update and full ownership of the Cavalry and Dunns Bridge II projects as a result of the option to use tax credit transferability under the IRA. Our current replacement program includes a diverse portfolio of resources detailed in the Preferred Energy Resource Plan outlined in our 2021 Integrated Resource Plan. See "Executive Summary - Your Energy, Your Future" in this Management's Discussion for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Electric Operations
Project Status. Our contract amendments to certain solar agreements will result in the majority of our remaining projects and investments being placed in service in 2024 and 2025. These amendments also formally address inflationary cost pressures communicated from the developers of our solar and storage projects that are primarily due to (i) limited supply of solar panels and other uncertainties related to the U.S. Department of Commerce investigation on Antidumping and Countervailing Duties petition filed by a domestic solar manufacturer (the "DOC Investigation"), (ii) the U.S. Department of Homeland Security's June 2021 Withhold Release Order on silica-based products made by Hoshine Silicon Industry Co., Ltd./Uyghur Forced Labor Prevention Act, (iii) Section 201 Tariffs and (iv) persistent general global supply chain and labor availability issues. We are also monitoring our other renewable projects as upcoming project milestones related to permitting and obtaining interconnection rights are expected to occur. Final findings from the DOC Investigation were released on August 18, 2023 affirming the preliminary determination made in December 2022. At this time, we do not believe any significant panel tariffs will impact our projects.

Project Name	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Cavalry(1)	BTA	Solar & Storage	200	60
Dunns Bridge II(1)	BTA	Solar & Storage	435	75
Fairbanks(1)	BTA	Solar	250	—
Gibson(1)	BTA	Solar	200	—
Indiana Crossroads II	15 year PPA	Wind	204	—
Green River	20 year PPA	Solar	200	—
Templeton	20 year PPA	Wind	200	—
Carpenter	20 year PPA	Wind	200	—
Appleseed	20 year PPA	Solar	200	—
(1)Ownership of the facility will be transferred to JVs whose members are expected to include NIPSCO and an unrelated tax equity partner. Alternatively, NIPSCO is evaluating the optionality related to the transferability of credits afforded by the passage of the IRA. NIPSCO has filed with the IURC for direct ownership of Dunns Bridge II and Cavalry and may seek direct ownership of the Fairbanks and Gibson projects.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.5 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. On December 20, 2022 we entered into a $1.0 billion term credit agreement with a maturity date of December 19, 2023. On October 5, 2023, we entered into an amendment to, among other things, extend the maturity date of the agreement to March 15, 2024. On March 24, 2023, we completed the issuance and sale of $750.0 million of 5.25% senior unsecured notes maturing in 2028, which resulted in approximately $742.2 million of net proceeds after discount and debt issuance costs. On June 8, 2023, we completed the issuance and sale of a reopening of $300.0 million of 5.25% senior unsecured notes maturing in 2028 and $450.0 million of 5.40% senior unsecured notes maturing in 2033, which resulted in approximately $742.5 million of net proceeds after discount and debt issuance costs. On June 15, 2023, we redeemed all 400,000 shares of Series A Preferred Stock for a redemption price of $1,000 per share, or $400.0 million in total. We maintain an ATM equity program that provides an opportunity to issue and sell shares of our common stock up to an aggregate issuance of $750.0 million through December 31, 2023. As of September 30, 2023, the ATM program had approximately $300.0 million of equity available for issuance. We also expect to remarket the Series C Mandatory Convertible Preferred Stock prior to December 1, 2023, which could result in additional cash proceeds. See Note 5, "Equity," Note 12, "Long-Term Debt," and Note 13, "Short-Term Borrowings," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information.
On June 17, 2023, NiSource and our wholly-owned subsidiary, NIPSCO Holdings II, entered into the BIP Purchase Agreement with an affiliate of BIP, pursuant to which BIP will acquire an indirect 19.9 percent equity interest in NIPSCO for a purchase price of $2.150 billion in cash, subject to adjustments based on the timing of closing and the amount of capital contributions made by NiSource prior to closing. NiSource intends to use the proceeds from the purchase price and BIP's capital contribution to support NIPSCO’s capital expenditure plans for serving customers, reduce NiSource’s debt and fund ongoing capital needs associated with the renewable generation transition. Refer to Note 14, "Other Commitments and Contingencies - D. Other Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on this transaction.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2023 and beyond.
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2023	2022	Change in 2023 vs 2022
Cash from (used for):
Operating Activities	$1,535.9	$1,036.2	$499.7
Investing Activities	(2,503.3)	(1,682.7)	(820.6)
Financing Activities	998.6	630.2	368.4
Operating Activities
The increase in cash from operating activities was primarily driven by year over year change in accounts receivable collections and inventory driven by the implementation of new rates and the impact of lower gas prices, partially offset by higher accounts payables.
Investing Activities
The increase in cash used for investing activities was due to increased capital expenditures related to system growth and reliability and payments to renewable generation asset developers related to milestone payments for certain of our BTA projects in 2023, as well as the property insurance settlement related to the Greater Lawrence Incident received in the prior year.
As we evaluate adjustments to renewable generation project timing, we remain on track to make capital investments totaling $3.3 billion to $3.6 billion during the 2023 period. We also expect to invest approximately $16.0 billion during the 2024-2028 period, including capital investments to support our generation transition strategy. These forecasted capital investments and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
those included in our Annual Report on Form 10-K for the year ended December 31, 2022, are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates. For additional information, see "Results and Discussion of Segment Operations - Electric Operations," in this Management's Discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Regulatory Capital Programs. We are in the process of upgrading and modernizing our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2023, we continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement as well as other federally mandated compliance investments currently in rates or pending commission approval:

(in millions)
Company	Program	Incremental Revenue	Incremental Capital Investment	Investment Period	Costs Covered(1)	Rates Effective
Columbia of Ohio	IRP - 2023	$38.4	$316.3	1/22-12/22	Replacement of (1) hazardous service lines, (2) cast iron, wrought iron, uncoated steel, and bare steel pipe.	May 2023
Columbia of Ohio	CEP - 2023	$31.0	$265.6	1/22-12/22	Assets not included in the IRP.	September 2023
NIPSCO - Gas	TDSIC - 7	$10.1	$207.1	3/23-8/23	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	March 2024
NIPSCO - Gas	TDSIC 6	$(2.5)	$149.8	1/22-2/23	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	September 2023
NIPSCO - Gas(2)(3)	FMCA 2	$4.2	$38.2	4/22-9/22	Project costs to comply with federal mandates.	April 2023
NIPSCO - Gas(3)	FMCA 1	$(4.0)	$13.4	10/22-3/23	Project costs to comply with federal mandates.	October 2023
Columbia of Virginia	SAVE - 2024	$7.9	$69.0	1/24-12/24	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2024
Columbia of Virginia(4)	SAVE - 2023	$4.5	$45.9	1/23-12/23	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions.	January 2023
Columbia of Kentucky	SMRP - 2024	$5.2	$40.2	1/24-12/24	Replacement of mains and inclusion of system safety investments.	January 2024
Columbia of Kentucky	SMRP - 2023	$1.6	$41.6	1/23-12/23	Replacement of mains and inclusion of system safety investments.	January 2023
Columbia of Maryland(5)	STRIDE - 2023	$1.3	$18.0	1/23-12/23	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2023
Columbia of Maryland(5)	STRIDE - 2024	$1.3	$15.4	1/24 -12/24	Pipeline upgrades designed to improve public safety or infrastructure reliability.	January 2024
NIPSCO - Electric	TDSIC - 2	$6.6	$143.5	2/22-7/22	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	February 2023
NIPSCO - Electric(6)	TDSIC - 3	$21.2	$144.8	8/23-9/24	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.	August 2023
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
(5)Columbia of Maryland’s current STRIDE expires December 31, 2023. On June 23, 2023, CMD filed an application for approval of a new five-year STRIDE. A final order is anticipated Q4 2023.
(6)NIPSCO Electric TDSIC-3 is for a 14-month billing period due to the rate case order received in August 2023 and a subsequent 9 month hold-out period. Coincident with the implementation of Step-1 base rates and in August 2023 in Cause No. 45772, TDSIC-3 incremental revenue decreased from that originally filed for and approved as a result of $554.7 million of in service capital moving out of this tracker into base rates.
On March 30, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of Michigan City Generating Station's CCR ash ponds. The project includes a total estimated $40.0 million of federally mandated retirement costs. On November 2, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of R.M. Schahfer Generation Station's multi-cell unit. The project includes a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
total estimated $53.0 million of federally mandated retirement costs. Due to the NIPSCO electric settlement agreement filed on March 10, 2023, both FMCA cases were stayed pending the outcome of NIPSCO’s electric base rate case, which proposed these pond closure costs be recovered through base rates, rather than the FMCA Tracker. NIPSCO received an order approving its electric base rate case settlement on August 2, 2023. Upon the expiration of the time for appeals of this order, NIPSCO will file to dismiss the independent requests for CCR ash pond recovery, as that recovery has been approved within electric base rates under the terms of the settlement. Refer to Note 14, "Other Commitments and Contingencies - C. Environmental Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of the CCRs.
Columbia of Ohio filed an application on February 28, 2023, to establish a new PHMSA IRP Rider in order to recover costs incurred to comply with the PHMSA Mega rule. An unopposed settlement was filed on September 8, 2023. The record of the case is submitted for a decision by the PUCO. It is anticipated that the PUCO will rule on this Application and settlement by the end of 2023.
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
NIPSCO Minority Equity Interest Sale. Refer to Note 14, "Other Commitments and Contingencies - D. Other Matters," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on the BIP Purchase Agreement and use of proceeds from this transaction.
Sources of Liquidity
The following table displays our liquidity position as of September 30, 2023 and December 31, 2022:

(in millions)	September 30, 2023	December 31, 2022
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	295.6	447.2
Less:
Commercial Paper	935.0	415.0
Accounts Receivable Programs Utilized	285.0	347.2
Letters of Credit Outstanding Under Credit Facility	9.9	10.2
Add:
Cash and Cash Equivalents	56.0	40.8
Net Available Liquidity	$971.7	$1,565.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to financial covenants under our revolving credit facility and term credit agreement, which require us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of September 30, 2023, the ratio was 63.1%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of September 30, 2023. There were no changes to the below credit ratings or outlooks since February 2020.
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
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of September 30, 2023, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $89.5 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 620,000,000 shares, $0.01 par value, of which 600,000,000 are common stock and 20,000,000 are preferred stock. As of September 30, 2023, 413,324,607 shares of common stock and 902,500 shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Except for our March and June 2023 debt issuances, there were no additional material changes from year-end during the nine months ended September 30, 2023. Refer to Note 12, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuances.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Proposed ROE	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filed	Status	Rates Effective
Currently Approved in Current or Future Rates
Columbia of Pennsylvania(1)	11.20%	None specified	$82.2	$44.5	March 18, 2022	Approved December 8, 2022	December 2022
Columbia of Maryland	10.85%	9.65%	$5.8	$3.5	May 13, 2022	Approved November 17, 2022	December 2022
Columbia of Maryland	10.95%	None specified	$6.5	$3.9	May 12, 2023	Approved October 26, 2023	December 2023
Columbia of Kentucky(2)	10.30%	9.35%	$26.7	$18.3	May 28, 2021	Approved December 28, 2021	January 2022
Columbia of Virginia(3)	10.75%	None specified	$40.5	$25.8	April 29, 2022	Approved May 15, 2023	October 2022
Columbia of Ohio	10.95%	9.60%	$221.4	$68.3	June 30, 2021	Approved January 26, 2023	March 2023
NIPSCO - Gas(4)	10.50%	9.85%	$109.7	$71.8	September 29, 2021	Approved July 27, 2022	September 2022
NIPSCO - Electric(5)	10.40%	9.80%	$291.8	$261.9	September 19, 2022	Approved August 2, 2023	August 2023
Active Rate Cases
NIPSCO - Gas(6)	10.70%	In process	$161.9	In process	October 25, 2023	Order Expected Q3 2024	September 2024
(1)No approved ROE is identified for this matter since the approved revenue increase is the result of a black box settlement under which parties agree upon the amount of increase.
(2)The approved ROE for natural gas capital riders (e.g., SMRP) is 9.275%.
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
(5) New rates will be implemented in 2 steps, with implementation of Step 1 rates to be effective in August 2023 and Step 2 rates to be effective in March 2024. The order reflects incremental revenue of $261.9 million plus an estimated additional $29.9 million for recovery of costs associated with a new Environmental Cost Tracker (replacing the VCT).
(6) New rates expected to be implemented in 2 steps, with implementation of Step 1 rates to be effective in September 2024 and Step 2 Rates in March 2025.
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
In May 2023, PHMSA proposed numerous regulatory revisions under the PIPES Act of 2020 to minimize methane emissions and improve public safety. Under these proposed revisions, NiSource's subsidiaries would be required to detect and repair an increased number of gas leaks, reduce the time to repair leaks, increase leak survey frequency, and expand its existing advanced leak detection program. We continue to evaluate the proposed rule for impacts on our business.

CCR Regulation
In May 2023, EPA proposed changes to the CCR regulations for inactive surface impoundments at inactive facilities, referred to as “legacy CCR surface impoundments.” EPA is also proposing to extend a subset of requirements in the CCR regulations to areas not previously subject to the CCR regulations, referred to as “CCR management units.” NIPSCO potentially has areas that could become subject to the proposed changes. We continue to evaluate the proposed rule for impacts on our business.

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
The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment is required to adopt a plan to achieve the 2031 goal by December 2023, and it is required to adopt a plan for the net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction, and requires the Public Service Commission (PSC) to complete a study assessing the capacity of gas and electric distribution systems to successfully serve customers under a transition to a highly electrified building sector. In May 2023, the Maryland Department of the Environment issued draft Building Energy Performance Standards (BEPS), which would require net-zero direct greenhouse gas emissions from large buildings by 2040. On September 11, 2023, updated draft BEPS were presented to, and adopted, with amendments, by the Maryland Air Quality Control Advisory Council (AQCAC). The draft regulations will now undergo formal public notice and comment rulemaking. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, and emissions offsets. Separately, the PSC has also initiated a proceeding related to Near-Term, Priority Actions and Comprehensive, Long-Term Planning for Maryland's Gas Companies. Columbia of Maryland will continue to monitor these matters, but we cannot predict their final impact on our business at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
NIPSCO, Columbia of Maryland, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Kentucky each filed petitions to implement the Green Path Rider, which will be a voluntary rider that allows customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program. The program was approved by the IURC at NIPSCO in November 2022 with a January 2023 start date. After reaching settlement with other parties in September 2022, NIPSCO agreed to add a third tier to offset 25% of customer usage. Columbia of Maryland’s filing was denied by the PSC in January 2023. Columbia of Virginia received a final order in May 2023, approving the Green Path Rider and began enrolling customers in September 2023. Columbia of Pennsylvania filed a Joint Petition for Nonunanimous Settlement with the Bureau of Investigation and Enforcement (I&E) and the Office of Small Business Advocate (OSBA) in March 2023, in support of the Commission’s adoption of the Green Path Rider. Columbia of Pennsylvania received an order in June 2023 that rejected the settlement agreement and denied implementation of the Green Path Rider. On September 19, 2023, Columbia of Kentucky filed a motion for a decision with the PSC on its Green Path filing. The motion is still pending with the commission. Additionally, NIPSCO has a voluntary Green Power Rider program in place that allows customers to designate a portion or all their monthly electric usage to come from power generated by renewable energy sources.

Net-Zero Goal. In response to these transition risks and opportunities, on November 7, 2022, we announced a goal of net-zero greenhouse gas emissions by 2040 covering both Scope 1 and Scope 2 GHG emissions ("Net-Zero Goal"). Our Net-Zero Goal builds on greenhouse gas emission reductions achieved to-date and demonstrates that continued execution of our long-term business plan will drive further greenhouse gas emission reductions. We remain on track to achieve previously announced interim greenhouse gas emission reduction targets by reducing fugitive methane emissions from main and service lines by 50 percent from 2005 levels by 2025 and reducing Scope 1 GHG emissions from company-wide operations by 90 percent from 2005 levels by 2030. We plan to achieve our Net-Zero Goal primarily through continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- or zero-emission energy resources and technologies, such as hydrogen, renewable natural gas, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net-Zero Goal. As of the end of 2022, we had reduced Scope 1 GHG emissions by approximately 67% from 2005 levels.
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
Refer to Note 7, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of September 30, 2023 and December 31, 2022.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, term credit agreement and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $4.8 million and $12.4 million for the three and nine months ended September 30, 2023 and $2.3 million and $5.0 million for the three and nine months ended September 30, 2022, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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
Other Information
Critical Accounting Estimates
A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes made as of September 30, 2023.
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

The NIPSCO Minority Equity Interest Sale is subject to various risks and uncertainties. The timing and certainty of the closing of the NIPSCO Minority Equity Interest Sale is subject to our ability to satisfy the conditions to closing the NIPSCO Minority Equity Interest Sale. Furthermore, our efforts to close the NIPSCO Minority Equity Interest Sale may cause disruption to NiSource’s business including the diversion of management time on NIPSCO Minority Equity Interest Sale-related issues. In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other costs in connection with the NIPSCO Minority Equity Interest Sale, and many of these fees and costs are payable by us regardless of whether or not the NIPSCO Minority Equity Interest Sale is consummated.

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
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)

Amendment No. 1 to the Purchase and Sale Agreement, dated as of July 6, 2023, among NiSource Inc., as the Parent, NIPSCO Holdings II LLC, as the Company, and BIP BLUE BUYER L.L.C., as the Investor (incorporated by reference to Exhibit 10.2 to the NiSource Inc. Form 10-Q filed on August 2, 2023).**

(10.2)
Amendment No. 1 to the Sixth Amended and Restated Revolving Credit Agreement dated February 18, 2022, made as of August 23, 2023 by and among NiSource Inc., the financial institutions listed on the signature pages and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on August 23, 2023).

(10.3)
Amendment No. 1 to the Credit Agreement dated December 20, 2022, made as of October 5, 2023 by and among NiSource Inc., the financial institutions listed on the signature pages and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on October 5, 2023).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	November 1, 2023	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer (Principal Accounting Officer)