Form 10-K
period 2023-12-31
NISOURCE INC.
filed 2024-02-21
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☑     Accelerated Filer ☐     Emerging Growth Company ☐ Non-accelerated Filer ☐    Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240. 10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the registrant's common stock, par value $0.01 per share (the "Common Stock") held by non-affiliates was approximately $11,285,281,624 based upon the June 30, 2023, closing price of $27.35 on the New York Stock Exchange.
There were 447,524,529 shares of Common Stock outstanding as of February 14, 2024.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 2024.

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Massachusetts	Bay State Gas Company
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Dunns Bridge I	Dunns Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center LLC
Dunns Bridge II	Dunns Bridge II Solar Generation LLC
Fairbanks	Fairbanks Solar Generation LLC
Cavalry	Cavalry Solar Generation LLC
Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	BIP Blue Buyer L.L.C
Blackstone	Blackstone Infrastructure Partners L.P.
BTA	Build-transfer agreement
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CISA	Certified Information Systems Auditor
CISO	Chief Information Security Officer
CISSP	Certified Information Systems Security Professional
Corporate Units	Series A Corporate Units
COVID-19 ("the COVID-19 pandemic" or "the pandemic")	Novel Coronavirus 2019 and its variants, including the Delta and Omicron variants, and any other variant that may emerge
CRISC	Certified in Risk and Information Systems Control
DE&I	Diversity Equity and Inclusion
DPU	Department of Public Utilities
DSM	Demand Side Management

DEFINED TERMS
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
HLBV	Hypothetical Liquidation at Book Value
IIJA	Infrastructure Investment and Jobs Act
IRA	Inflation Reduction Act
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LDCs	Local distribution companies
LIFO	Last-in, first-out
LIHEAP	Low Income Heating Energy Assistance Programs
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NERC CIP	North American Electric Reliability Corporation Critical Infrastructure Protection
NIPSCO Minority Interest Transaction
A transaction between NiSource, NIPSCO Holdings II (sole owner of NIPSCO) and an affiliate of Blackstone pursuant to a purchase and sale agreement entered into on June 17, 2023, that offered equity interests in NIPSCO Holdings II in exchange for capital contributions by the parties.

NOL	Net Operating Loss
NTSB	National Transportation Safety Board
NYMEX	The New York Mercantile Exchange
OPEB	Other Postretirement and Postemployment Benefits
OT	Operational Technology
PCB	Polychlorinated biphenyls
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
PSC	Public Service Commission
PUCO	Public Utilities Commission of Ohio
ROE	Return on Equity
RNG	Renewable Natural Gas
ROU	Right of Use
SAVE	Steps to Advance Virginia's Energy Plan

DEFINED TERMS
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
Section 201 Tariffs	Tariffs imposed by Executive Order from the President of the U.S. on certain imported solar cells and modules at a rate of 15%, which were recently extended to 2026
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
SOFR	Secured Overnight Financing Rate
STRIDE	Strategic Infrastructure Development and Enhancement
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
TSA	Transportation Security Administration
U.S. Attorney's Office	U.S. Attorney's Office for the District of Massachusetts
VIE	Variable Interest Entity
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

Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Annual Report on Form 10-K include, among other things:
•our ability to execute our business plan or growth strategy, including utility infrastructure investments;
•potential incidents and other operating risks associated with our business;
•our ability to work successfully with our third-party investors;
•our ability to adapt to, and manage costs related to, advances in technology, including alternative energy sources and changes in laws and regulations;
•our increased dependency on technology;
•impacts related to our aging infrastructure;
•our ability to obtain sufficient insurance coverage and whether such coverage will protect us against significant losses;
•the success of our electric generation strategy;
•construction risks and supply risks;
•fluctuations in demand from residential and commercial customers;
•fluctuations in the price of energy commodities and related transportation costs or an inability to obtain an adequate, reliable and cost-effective fuel supply to meet customer demand;
•our ability to attract, retain or re-skill a qualified, diverse workforce and maintain good labor relations;
•our ability to manage new initiatives and organizational changes;

•the actions of activist stockholders;
•the performance and quality of third-party suppliers and service providers;
•potential cybersecurity attacks or security breaches;
•increased requirements and costs related to cybersecurity;
•any damage to our reputation;
•the impacts of natural disasters, potential terrorist attacks or other catastrophic events;
•the physical impacts of climate change and the transition to a lower carbon future;
•our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals, including our Net Zero Goal (as defined below);
•our debt obligations;
•any changes to our credit rating or the credit rating of certain of our subsidiaries;
•adverse economic and capital market conditions, including increases in inflation or interest rates, recession, or changes in investor sentiment;
•economic regulation and the impact of regulatory rate reviews;
•our ability to obtain expected financial or regulatory outcomes;
•economic conditions in certain industries;
•the reliability of customers and suppliers to fulfill their payment and contractual obligations;
•the ability of our subsidiaries to generate cash;
•pension funding obligations;
•potential impairments of goodwill;
•the outcome of legal and regulatory proceedings, investigations, incidents, claims and litigation;
•compliance with changes in, or new interpretations of applicable laws, regulations and tariffs;
•the cost of compliance with environmental laws and regulations and the costs of associated liabilities;
•changes in tax laws or the interpretation thereof;
•and other matters set forth in Item 1, "Business," Item 1A, "Risk Factors" and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this report, some of which risks are beyond our control.

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

PART I
ITEM 1. BUSINESS
NISOURCE INC.

NiSource Inc. is an energy holding company under the Public Utility Holding Company Act of 2005 whose primary subsidiaries are fully regulated natural gas and electric utility companies, serving approximately 3.8 million customers in six states. NiSource is the successor to an Indiana corporation organized in 1987 under the name of NIPSCO Industries, Inc., which changed its name to NiSource Inc. on April 14, 1999.
On November 7, 2022, we announced our intention to seek a minority interest investor in NIPSCO. We entered into an agreement with Blackstone on June 17, 2023, in furtherance of this goal. On December 31, 2023, the NIPSCO Minority Interest Transaction closed. At closing, NIPSCO Holdings I contributed all its membership interests in NIPSCO in exchange for an 80.1% controlling membership interest and Blackstone contributed $2.16 billion in cash in exchange for a 19.9% membership interest in NIPSCO Holdings II, respectively. NIPSCO Holdings II owns all the membership interests in NIPSCO.

NiSource’s principal subsidiaries include NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia), and a controlling interest in NIPSCO (a gas and electric company). NiSource derives substantially all of its revenues and earnings from the operating results of these rate-regulated businesses.
Business Strategy
Our business strategy focuses on providing safe and reliable service through our core, rate-regulated, asset-based utilities, with the goal of adding value to all of our stakeholders. Our utilities continue to advance our core safety, infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across the six states in which we operate. Our goal is to develop strategies that (i) support long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) drive value and enable growth in an evolving energy ecosystem. These strategies focus on improving safety and reliability, enhancing customer experience, pursuing regulatory and legislative initiatives to increase accessibility for customers currently not on our gas and electric service, ensuring customer affordability and reducing emissions while generating sustainable returns.
We remain committed to the advancement of our SMS for the safety of our customers, communities and employees. Our SMS is the established operating model within NiSource. In 2022, we achieved conformance certification to the American Petroleum Institute Recommended Practice 1173, which serves as the guiding practice for our SMS. This certification, which requires ongoing annual review, marked an important milestone for our SMS and NiSource’s journey towards operational excellence. Our focus is maintaining, sustaining and continuously improving processes, procedures, capabilities and talent to enhance safety and reduce operational risk.
NiSource has two reportable segments: Gas Distribution Operations and Electric Operations. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are included as Corporate and Other. The activities occurring within this non-segment consist of our centralized corporate activities and are primarily comprised of interest expense on holding company debt and unallocated corporate costs and activities. The following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements for additional information related to each segment.
Gas Distribution Operations
Our natural gas distribution operations serve approximately 3.3 million customers in six states. Through our wholly-owned subsidiary NiSource Gas Distribution Group, Inc., we provide natural gas to approximately 2.4 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. Additionally, we distribute natural gas to approximately 0.9 million customers in northern Indiana through our subsidiary NIPSCO. We operate approximately 55,000 miles of distribution main pipeline plus the associated individual customer service lines and 1,000 miles of transmission main pipeline located in our service areas described below. Throughout our service areas we also have gate stations and other operations support facilities. See below for information on our owned operating facilities. There were no significant disruptions to our system or facilities during 2023.

ITEM 1. BUSINESS
NISOURCE INC.

Facility Name	Location	Type	Storage Capacity (MCF)
Royal Center Underground Storage	Royal Center, IN	Natural Gas	7,240,000
Rolling Prairie LNG	Rolling Prairie, IN	Liquified Natural Gas	4,000,000
Blackhawk Underground Storage	Beaver Falls, PA	Natural Gas	1,700,000
Eagle Cove Propane	Petersburgh, VA	Propane Gas	863
South Wales Propane	Jeffersonton, VA	Propane Gas	863
Portsmouth Propane-Air	Portsmouth, VA	Propane-Air Gas	17,300
Total Capacities			12,959,026
Competition. Open access to natural gas supplies over interstate pipelines and the deregulation of the natural gas supply has led to tremendous change in the energy markets and natural gas competition. Due to open access to natural gas supplies, our LDC customers can purchase gas directly from producers and marketers in an open, competitive market. Certain of our Gas Distribution Operations’ subsidiaries are involved in programs that provide our residential and commercial customers the opportunity to purchase their natural gas requirements from third parties and use our Gas Distribution Operations’ subsidiaries for transportation services. As of December 31, 2023, 25.9% of our residential customers and 34.7% of our commercial customers participated in such programs.
Gas Distribution Operations competes with (i) investor-owned, municipal, and cooperative electric utilities throughout its service areas, (ii) other regulated and unregulated natural gas intra and interstate pipelines and (iii) other alternate fuels, such as propane and fuel oil. Gas Distribution Operations continues to be a strong competitor in the energy markets in which it operates as a result of strong customer preference for natural gas. Competition with providers of electricity has traditionally been the strongest in the residential and commercial markets of Kentucky, southern Ohio, central Pennsylvania and western Virginia due to comparatively low electric rates.
Additionally, our gas distribution operations are subject to seasonal fluctuations in sales. Revenues from gas distribution operations are more significant during the heating season, which is primarily from November through March. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Operations - Gas Distribution Operations," for additional information.
Electric Operations
We generate, transmit and distribute electricity through our subsidiary NIPSCO to approximately 0.5 million customers in 20 counties in the northern part of Indiana and also engage in wholesale electric and transmission transactions. We own and operate sources of generation as well as source power through PPAs. We continue to transition our generation portfolio to primarily renewable sources. We currently have four owned projects in service: Rosewater, Indiana Crossroads Wind, Indiana Crossroads Solar, and Dunns Bridge I. Rosewater went into service in December 2020 and Indiana Crossroads Wind went into service in December 2021. The Indiana Crossroads Solar and Dunns Bridge I Solar projects went into service in June 2023. In October 2021, NIPSCO completed the retirement of two coal-burning units with installed capacity of approximately 903 MW at Schahfer Generating Station, located in Wheatfield, IN. As of December 31, 2023, we have multiple PPAs that provide 700 MW of capacity, with contracts expiring between 2024 and 2040.
NIPSCO’s transmission system, with voltages from 69,000 to 765,000 volts, consists of approximately 2,920 circuit miles. NIPSCO is interconnected with eight neighboring electric utilities.We operate 66 transmission and 250 distribution substations, and own approximately 311,000 poles. Additionally, we own and operate reactive resources to supplement generation when necessary. Our facilities had no material unplanned interruptions during 2023. See below for information on our owned operating facilities:

ITEM 1. BUSINESS
NISOURCE INC.

Facility Name	Location	Fuel Type	Generating Capacity (MW)(1)
R.M. Schahfer	Wheatfield, IN	Steam - Coal	722
Michigan City	Michigan City, IN	Steam - Coal	455
Sugar Creek(2)	West Terre Haute, IN	CCGT	563
R.M. Schahfer	Wheatfield, IN	Natural Gas	155
Oakdale	Carroll County, IN	Hydro	9
Norway	White County, IN	Hydro	7
Rosewater(3)	White County, IN	Wind	102
Indiana Crossroads Wind(3)	White County, IN	Wind	302
Dunns Bridge I(3)	Jasper County, IN	Solar	265
Indiana Crossroads Solar(3)	White County, IN	Solar	200
Total MW Capacity			2,780
(1)Represents current net generating capability of each fossil fuel and hydro generating facility. Nameplate capacity is listed for wind and solar generating facilities.
(2)Sugar Creek added additional generating capacity in January 2024.
(3)NIPSCO is the managing partner of these JVs. Refer to Note 4, "Noncontrolling Interest," in the Notes to Consolidated Financial Statements for more information.
In November 2021, NIPSCO submitted its 2021 Integrated Resource Plan ("2021 Plan") with the IURC. The 2021 Plan builds upon the 2018 Integrated Resource Plan which outlined NIPSCO’s plan to retire its coal generating assets by 2028. The 2021 Plan affirmed the 2018 retirement decisions and calls for the replacement of the retiring coal generating assets with a diverse portfolio of resources, including demand side management resources, incremental solar, stand-alone energy storage, new gas peaking resources and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these plans.
NIPSCO participates in the MISO transmission service and wholesale energy market. MISO is a nonprofit organization created in compliance with FERC regulations to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing energy markets, transmission constraints and the day-ahead, real-time, Financial Transmission Rights and ancillary markets. NIPSCO has transferred functional control of its electric transmission assets to MISO, and transmission service for NIPSCO occurs under the MISO Open Access Transmission Tariff. NIPSCO generating units are dispatched by MISO which takes into account economics, reliability of the MISO system and unit availability. During the year ended December 31, 2023, NIPSCO generating units, inclusive of its BTA projects, were dispatched to meet 49.5% of its overall system load, and the remainder of the overall system load was procured through PPAs and the MISO market.
Competition. Our electric utility generally has exclusive service areas under Indiana regulations, and retail electric customers in Indiana do not have the ability to choose their electric supplier. NIPSCO faces non-utility competition from other energy sources, such as self-generation by large industrial customers and other distributed energy sources.
Our electric operations are subject to seasonal fluctuations in sales. Revenues from electric operations are more significant during the cooling season, which is primarily from June through September. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Operations - Electric Operations," for additional information.
Political Action
The NiSource Political Action Committee ("NiPAC") provides our employees a voice in the political process. NiPAC is a voluntary, employee and director driven and funded political action committee, and NiPAC makes bipartisan political contributions to local, state and federal candidates where permitted and in accordance with established guidelines. Consistent with our commitments and our approach to engagement, the NiPAC leadership committee members evaluate candidates for support on issues important to our business.

ITEM 1. BUSINESS
NISOURCE INC.
Regulatory
The applicable regulatory landscape at both the state and federal levels continue to evolve, including environmental. These changes have had and will continue to have an impact on our operations, structure and profitability. Management continually seeks new ways to be more competitive and profitable in this environment, while keeping service and affordability for customers at the forefront. We believe we are, in all material respects, in compliance with such laws and regulations and do not expect future compliance changes to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations, and the impact of regulatory changes cannot be predicted with certainty.
Rate Case Actions. The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts. See "Cost Recovery and Trackers" below for further detail on trackers.

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rates Cases
Columbia of Pennsylvania(1)	None specified	$82.2	$44.5	March 18, 2022	December 2022
Columbia of Maryland(1)	None specified	$6.5	$3.9	May 12, 2023	December 2023
Columbia of Kentucky(2)	9.35%	$26.7	$18.3	May 28, 2021	January 2022
Columbia of Virginia(3)	None specified	$40.5	$25.8	April 29, 2022	October 2022
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(4)	9.85%	$109.7	$71.8	September 29, 2021	September 2022
NIPSCO - Electric(5)	9.80%	$291.8	$261.9	September 19, 2022	August 2023
Pending Rate Cases
NIPSCO - Gas(6)	In process	$161.9	In process	October 25, 2023	September 2024
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
(4)New rates were implemented in 2 steps, with implementation of Step 1 rates in September 2022. The Step 2 rates were filed on February 21, 2023, with rates effective March 2023.
(5)New rates will be implemented in 2 steps, with implementation of Step 1 rates in August 2023 and Step 2 Rates to be effective in March 2024, with service provided in February 2024.
(6)Pending the outcome of the current case, new rates are expected to be implemented in 2 steps, with implementation of Step 1 rates to be effective in September 2024 and Step 2 Rates in March 2025.

ITEM 1. BUSINESS
NISOURCE INC.
FERC. NiSource’s service company and operating companies are subject to varying degrees of regulation by the FERC. NiSource Corporate Services files a FERC Form 60 annual report with its financial information as a FERC jurisdictional centralized service company. NiSource also files an annual FERC Form 61 which contains a narrative description of the service company's functions during the prior calendar year.

As natural gas LDCs, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, Columbia of Virginia, and NIPSCO have limited jurisdictional certificates to transport gas in the respective service territories into interstate commerce.

As an electric company, NIPSCO has Market Based Rate authority and is a Transmission Owner subject to FERC jurisdiction. NIPSCO files the following reports annually:

•FERC Form 1, which is a comprehensive financial and operating report,
•FERC Form 566, which is a list of its 20 largest purchases of electricity over the past three years,
•FERC Form 715, which is its Annual Transmission Planning and Evaluation Report and the base case power flow data from the Eastern Interconnection Reliability Assessment Group Multiregional Modeling Working Group, which was used by NIPSCO for transmission planning and,
•FERC Form 730, which is NIPSCO’s Report of Transmission Investment Activity.

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

Regulatory Framework. The Gas Distribution Operations utilities have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include (i) the sale of products and services in the companies’ service territories, and (ii) gas supply cost incentive mechanisms for service to their core markets. The on-system services are offered by us to customers and include products such as the transportation and balancing of gas on the Gas Distribution Operations utility's system. The incentive mechanisms give the Gas Distribution Operations utilities an opportunity to share in the savings created from such situations as gas purchases made below an agreed upon benchmark price and the remarketing of unused pipeline capacity to reduce overall pipeline costs.
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contribute to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our Gas Distribution Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3%. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge. NIPSCO Gas and Electric include a fixed customer charge for residential and small commercial and industrial customer classes, but has no weather or usage protection mechanism. In its pending gas rate case, NIPSCO has requested approval of a revenue decoupling mechanism.
While increased efficiency of electric appliances and improvements in home building codes and standards have similarly impacted the average use per electric customer in recent years, NIPSCO expects future growth in per customer usage as a result of increasing electric applications. Further growth is anticipated as electric vehicles become more prevalent. These ongoing changes in use of electricity will likely lead to development of innovative rate designs, and NIPSCO will continue efforts to design rates that increase the certainty of recovery of fixed costs.

ITEM 1. BUSINESS
NISOURCE INC.
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
Environmental and Safety Matters
We are committed to reducing the environmental impact of our business and promoting sustained environmental stewardship. We seek proactive opportunities for improved environmental performance and are committed to complying with environmental laws and regulations. To fulfill our vision of being a trusted energy provider, we follow safety practices recommended by leading industry organizations. These practices help us identify and address potential risks, resulting in improvements to our operational and environmental safety.
PHMSA Legislation and Regulations
Under the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020, PHMSA has revised, and continues to revise, the pipeline safety regulations to require operators to update, as needed, their existing distribution integrity management plans, emergency response plans, and operation and maintenance plans. PHMSA has also adopted new requirements for managing records and updating, as necessary, existing district regulator stations to eliminate common modes of failure that can lead to over-pressurization.
In May 2023, PHMSA proposed numerous regulatory revisions under the PIPES Act of 2020 to minimize methane emissions and improve public safety. Under these proposed revisions, our subsidiaries would be required to detect and repair an increased number of gas leaks, reduce the time to repair leaks, increase leak survey frequency, and expand our existing advanced leak detection program. We continue to evaluate the proposed rule for additional impacts on our business.
In September 2023, PHMSA proposed additional regulatory revisions under the PIPES Act of 2020 to enhance distribution system safety through equipment and procedural expectations. Operators will be required to incorporate additional protections for low pressure distribution systems that prevent over-pressurization, amend construction procedures designed to minimize the risk of incidents caused by system over-pressurization, and update distribution integrity management programs to cover and prepare for over-pressurization incidents.
On November 30, 2023, the House Transportation & Infrastructure Committee introduced new pipeline safety reauthorization legislation known as the PIPES Act of 2023 to reauthorize PHMSA’s safety programs for the next four years. The proposed legislation includes several priorities for our company, including excavation damage prevention grants to improve states’ damage prevention programs, a PHMSA study on blending hydrogen in distribution pipelines, new criminal penalties for intentionally damaging pipeline facilities, and creation of a Voluntary Information Sharing System to allow for industry participants to share learnings and best practices in a protected manner across the pipeline industry.
CCR Regulation
In May 2023, the EPA proposed changes to the CCR regulations for inactive surface impoundments at inactive facilities, referred to as legacy CCR surface impoundments. The EPA is also proposing to extend a subset of requirements in the CCR regulations to areas not previously subject to the CCR regulations, referred to as CCR management units ("CCRMUs"). In November 2023, the EPA issued a Notice of Data Availability seeking comment on updated lists of legacy impoundments and CCRMUs, as well as a risk assessment for legacy impoundments and CCRMUs. We continue to evaluate the proposed rule for impacts on our business.

ITEM 1. BUSINESS
NISOURCE INC.
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
Transition Climate Risks. We actively engage with and monitor the impact that proposed legislative and regulatory programs related to GHG emissions, at both the federal and state levels, would have on our business. Refer to Item 1A. Risk Factors, "Operational Risks," of this Annual Report on Form 10-K for further detail.
Regarding federal policies, we continue to monitor the implementation of any final and proposed climate change-related legislation and regulation, including the IIJA, IRA, EPA's final methane regulations for the oil and natural gas industry, and EPA's proposed Waste Emissions Charge for Petroleum and Natural Gas systems. We have identified potential opportunities associated with the IIJA and the IRA and are evaluating how they may align with our strategy going forward. The energy-related provisions of the IIJA include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional LIHEAP funding. The IRA contains climate and energy provisions, including funding to decarbonize the electric sector.
The United States is a party to the Paris Agreement, an international treaty through which parties set nationally determined contributions to reduce GHG emissions, build resilience, and adapt to the impacts of climate change. The Biden Administration has set a target for the United States to achieve a 50%-52% GHG reduction from 2005 levels by 2030, which supports the President's goals to create a carbon-free power sector by 2035 and net zero emissions economy no later than 2050. There are many potential pathways to reach these goals.
In December 2023, the U.S. Department of Energy ("DOE") amended the congressionally-mandated efficiency standards for residential home furnaces manufactured after December 2028. We are assessing the potential impacts associated with these new standards.
The DOE has selected two hydrogen hubs in our territories as recipients of funding designated in the IIJA to support the development of regional clean hydrogen hubs. The two hubs are the Midwest Alliance for Clean Hydrogen Hub (MachH2), with potential projects across Illinois, Indiana, Kentucky, Michigan, Missouri, and Wisconsin; and the Appalachian Regional Clean Hydrogen Hub (ARCH2), with potential investments across West Virginia, Ohio, Kentucky, and Pennsylvania. Work is underway to determine what roles our companies may have with these hydrogen hubs.

In May 2023, the EPA released a package of proposed regulatory actions to reduce carbon dioxide emissions from new natural gas-fired electric generating units ("EGUs"), existing natural gas-fired EGUs, and existing coal-fired EGUs. We are reviewing the potential impacts of the proposed rules.
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
The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment adopted a plan to achieve its 2031 goal and is required to adopt a plan for their 2045 net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction, and requires the PSC to complete a study assessing the capacity of gas and electric distribution systems to successfully serve customers under a transition to a highly electrified building sector. The PSC released their report on December 29, 2023, and concluded that high levels of electrification can be handled by Maryland's electric systems through 2031. On December 15, 2023, the Maryland Department of the Environment issued proposed Building Energy Performance Standards (BEPS), which would require net zero direct greenhouse gas emissions from large buildings by 2040 with interim targets. Comments on the proposed action were due to the agency on January 18, 2024. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, and emissions offsets. Separately, the PSC has also initiated a proceeding related to Near-Term, Priority Actions and

ITEM 1. BUSINESS
NISOURCE INC.
Comprehensive, Long-Term Planning for Maryland's Gas Companies. Columbia of Maryland will continue to monitor these matters, but we cannot predict their final impact on our business at this time.
NIPSCO Gas, Columbia of Maryland, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Kentucky each filed petitions to implement the Green Path Rider, which is a voluntary rider allowing customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program. The program was approved by the IURC at NIPSCO in November 2022 with a January 2023 start date. After reaching settlement with other parties in September 2022, NIPSCO agreed to add a third tier to offset 25% of customer usage. Columbia of Virginia received a final order in May 2023, approving the Green Path Rider and began enrolling customers in September 2023. The petitions filed by Columbia of Maryland, Columbia of Pennsylvania, and Columbia of Kentucky were rejected and have not been implemented as of December 31, 2023. Additionally, NIPSCO Electric has a voluntary Green Power Rider program in place that allows customers to designate a portion or all their monthly electric usage to come from power generated by renewable energy sources.
Net Zero Goal. In November 2022, we announced a goal of net zero greenhouse gas emissions by 2040 covering both Scope 1 and Scope 2 GHG emissions ("Net Zero Goal"). Our Net Zero Goal builds on greenhouse gas emission reductions achieved to-date and demonstrates that continued execution of our long-term business plan will drive further greenhouse gas emission reductions. We remain on track to achieve previously announced interim greenhouse gas emission reduction targets by reducing fugitive methane emissions from main and service lines by 50 percent from 2005 levels by 2025 and reducing Scope 1 GHG emissions from company-wide operations by 90 percent from 2005 levels by 2030. We plan to achieve our Net Zero Goal primarily through continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- or zero-emission energy resources and technologies, which may include hydrogen, renewable natural gas, long-duration storage, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net Zero Goal. As of the end of 2022, we had reduced Scope 1 GHG emissions by approximately 67% from 2005 levels.
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
As discussed in Management's Discussion within "Results and Discussion of Operations - Electric Operations," NIPSCO continues to execute on an electric generation transition consistent with the preferred pathways identified in its 2018 and 2021 Integrated Resource Plans. Additionally, as discussed in Management's Discussion within "Liquidity and Capital Resources - Regulatory Capital Programs," our natural gas distribution companies are lowering methane emissions by replacing aging infrastructure, which also increases safety and reliability for customers and communities.
Human Capital
Human Capital Management Governance and Organizational Practices. The Compensation and Human Capital Committee ("C&HC Committee") of our Board of Directors (the "Board") is primarily responsible for assisting the Board in overseeing our human capital management practices. The C&HC Committee reviews our human capital management function and programs. The review of related procedures, programs, policies and practices allows the committee to make recommendations to management with respect to equal employment opportunity and DE&I initiatives, employee engagement, corporate culture, and talent management.

In addition to overseeing our human capital management practices, our Board is committed to equal opportunity and valuing diversity. We have a goal that the Board is comprised of directors with diverse skills, expertise, experience, and demographics, including racial and gender diversity.

Human Capital Goals and Objectives. We have aligned our human capital goals to achieve overall company strategic and operational objectives by driving an enhanced talent strategy, elevating support for front-line leaders, fostering a culture of rigor and accountability, and strengthening our human resource function. We aspire to be an employer of choice in the utility industry, in part, through embedding DE&I throughout the enterprise and creating an enviable employee experience.

ITEM 1. BUSINESS
NISOURCE INC.
Workforce Composition. As of December 31, 2023, we had 7,364 full-time and 47 part-time active employees (i.e., not interns, not on leave or disability). Of our total workforce, 34% were subject to collective bargaining agreements with various labor unions. These collective bargaining agreements were renegotiated in 2021 and 2023 and expire in 2026 and 2027, respectively.

Diversity, Equity and Inclusion. We foster an enviable work environment that embraces DE&I and where all employees are energized. In efforts to become an employer of choice, we have developed sourcing strategies to attract and retain the most qualified talent. Our executive leadership team is characterized by a diverse composition, with 75% representation from both POC and females. In additional we have made progress the last several years with growth in our overall female and POC population.

In 2023, our Diversity of Slate initiative contributed to our talent acquisition team filling 1,508 roles with 579 filled by external candidates. Our efforts in 2023 resulted in 32% of external hires being racially or ethnically diverse and 49% being female. Our sourcing efforts led our organization across all businesses to create a workforce composition that embraces all different perspectives. We believe that every move we make as a company must value and advance the interests of the individual, energize our communities, and serve as another step toward establishing a society where no one is left behind.

A company that works to become truly fair and inclusive opens the door to more voices being heard. Our employee resource groups (ERGs) serve to create a culture of inclusion through their engagement of all employees throughout the year. We continue to develop ERG leaders to equip employees with the necessary tools to further support our efforts for advancement and strengthen our inclusive workplace. A key area for us has been our implementation and development of programs to drive higher retention and engagement of our employees. Our commitment is grounded on the core belief that our purpose extends far beyond our primary role as a utility company; thus, we focused on inclusive leadership training for over 700 Directors and Managers in the organization.

We are committed to providing equal employment opportunities in each of our companies to all employees and applicants without regard to race, color, religion, national origin or ancestry, veteran status, disability, gender, age, marital status, sexual orientation, gender identity, genetic information, or any protected group status as defined by law. The input provided by our increasingly diverse workforce will continue to strengthen our corporate culture as well as drive constructive changes within our company to improve our operational strategies, enhance the quality of the services we provide, and increase revenue.

Talent Attraction. To recruit and hire individuals with a variety of skills, talents, backgrounds and experiences, we value and cultivate relationships with community and diversity outreach partners. We also target job fairs, including those focused on people of color and veteran and female candidates and partner with local colleges and universities to identify and recruit qualified applicants in the communities we serve.

Similar to other companies we focused on our future of work and creating a flexible, agile model for roles that can be performed in a more remote setting. Our hybrid model recognizes differing ways of working; onsite, hybrid and remote. Most of our workforce is onsite (56%) and our hybrid (36%) and remote (7%) roles provide different avenues of working and seeking talent across our footprint. Hybrid employees work in a NiSource facility twice a week. This in-office presence supports colleague connection, development, in-person mentoring, and broader team building.
As an investment in our talent attraction in 2023, our NiSource Candidate Relationship Management (CRM) was brought online enabling interface with potential candidates and pools of candidates through a talent network even when active recruiting may not be in progress. We are proud to be one of TIME magazine’s World’s Best Companies of 2023 and recognized to the Forbes 2023 list of Best Employers for Diversity.

Talent Development and Retention. We offer leadership development programs to enhance the behaviors and skills of our existing and future leaders. In 2023, we had participation from employees of all levels. We also offer extensive technical and non-technical employee development training programs.
We strive to provide promotion and advancement opportunities for employees. In 2023, for all leadership positions at the supervisor and above level posted externally, we filled 72% with internal employees. We also develop and implement targeted development action plans to increase succession candidate readiness for leadership roles. Additionally, we monitor the risk and potential impact of talent loss and take action to increase retention of top talent. Retention in 2023 was over 93%. We calculate retention as 100 minus the total number of separations divided by the average headcount for the annual period. These

ITEM 1. BUSINESS
NISOURCE INC.
separations break down into involuntary separations (2%), resignations (4%), and retirements (2%). Retention has improved 2% year over year since 2021.
Succession Planning. We perform succession planning annually for officer level positions to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Talent is identified, and potential paths of development are discussed to ensure that employees have an opportunity to build their skills to be well-prepared for future roles. We maintain formal succession plans for our Chief Executive Officer ("CEO") and key officers. The succession plan for our CEO is reviewed by the Nominating and Governance Committee and the succession plans for key officers (other than the CEO) and critical roles are reviewed by the Compensation and Human Capital Committee annually or more frequently as needed.
Employee and Workplace Health and Safety. We have several programs to support employees, and their families’ physical, mental, and financial well-being. These programs include competitive medical, dental, vision, life and long-term disability programs, including employee HSA company contributions, telemedicine services, Employee Assistance Program, Integrated Health Management navigation services, and paid time off including a wellness day, sick/disability, parental leave, and illness in family day.
We also have a robust program to support employees, contractors and public safety, which is led by our Chief Safety Officer and is under the oversight of the Safety, Operations, Regulatory and Policy Committee of our Board.
Culture and Engagement. Our culture is another important aspect of our ability to advance our strategic and operational objectives. In addition to our DE&I, recruiting, development and retention programs described above, we also invest in internal communications programs, including in-person and virtual learning and networking opportunities, as well as regular town hall communications to employees. We measure and monitor culture and employee engagement through various channels including employee lifecycle, pulse, and census surveys. These surveys continue to show above benchmark performance in safety, employee/manager relationships, and employee empowerment.
To instill and reinforce our values and culture, we require our employees to participate in regular training on ethics and compliance topics each year, including raising concerns, treating others with respect, preventing discrimination in the workplace, anti-bribery and corruption, data protection, unconscious biases, harassment, conflicts of interest, and how to use the anonymous ethics and compliance hotline. All employees receive training on our Code of Business Conduct annually or more frequently if there is a material change in content. Because of this training and other programs, we have learned from our most recent employee survey that 92% of our employees know what ethical violations look like and how to report them. Our business ethics program, including the employee training program, is reviewed annually by our executive leadership team and the Audit Committee of our Board of Directors.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
NISOURCE INC.
The following is a list of our Executive Officers, including their names, ages, offices held and other recent business experience.

Name	Age	Office(s) Held in Past 5 Years
Lloyd M. Yates	63	President and Chief Executive Officer of NiSource since February 2022 and Director since March 2020
		Executive Vice President, Customer and Delivery Operations, and President, Carolinas Region, of Duke Energy Corporation from 2014 to 2019.
Shawn Anderson	42	Executive Vice President and Chief Financial Officer of NiSource since March 2023
		Senior Vice President and Chief Strategy and Risk Officer from June 2020 to March 2023.
		Vice President, Strategy and Chief Risk Officer from January 2019 to May 2020.
Melody Birmingham	52	Executive Vice President, and President, NiSource Utilities of NiSource since March 2023
		Executive Vice President, Chief Innovation Officer of NiSource from July 2022 to March 2023.
		Senior Vice President and Chief Administrator Officer of Duke Energy Corporation from May 2021 to June 2022.
		Senior Vice President, Supply Chain and Chief Procurement Officer of Duke Energy Indiana from 2018 to April 2021.
Donald E. Brown	52	Executive Vice President and Chief Innovation Officer of NiSource since March 2023
		Executive Vice President and Chief Financial Officer of NiSource from July 2015 to March 2023.
		President, NiSource Corporate Services from 2020 to 2022.
William Jefferson, Jr	62	Executive Vice President, Operations and Chief Safety Officer of NiSource since July 2022
		Station Director and Plant General Manager at STPNOC, Wadsworth, Texas, from 2016 to May 2022.
Michael S. Luhrs	51	Executive Vice President, Strategy and Risk Chief Commercial Officer of NiSource since March 2023
		Senior Vice President at Alliant Energy from 2022 to March 2023.
		Vice President at Duke Energy Corporation from 2013 to 2022.
Kimberly S. Cuccia	40	Senior Vice President, General Counsel and Corporate Secretary of NiSource since April 2022
		Vice President, Interim General Counsel and Corporate Secretary of NiSource from December 2021 to April 2022.
		Vice President and Deputy General Counsel, Regulatory, of NiSource Corporate Services Company, from January 2021 to December 2021.
		Vice President and General Counsel of Columbia Gas of Massachusetts and of NiSource Corporate Services Company, from 2019 to 2020.
Melanie B. Berman	53	Senior Vice President and Chief Human Resources Officer since June 2021
		Executive Vice President and Chief Human Resources Officer of The Michaels Companies, Inc. from 2020 to 2021.
		Vice President, Human Resources of Anthem, Inc. from January 2018 to 2019.
Michael W. Hooper	50	Senior Vice President and President, NIPSCO of NiSource since May 2020
		Senior Vice President, Regulatory, Legislative Affairs and Strategy, of NIPSCO from 2018 to 2020.
Gunnar J. Gode	49	Vice President, Chief Accounting Officer and Controller of NiSource since July 2020
		Vice President and Controller of Washington Gas from March 2019 to 2020.
		Assistant Controller of Washington Gas from 2016 to March 2019.

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
Operational, financial or regulatory conditions may result in our inability to execute our business plan or growth strategy, including investments related to natural gas pipeline modernization and our renewable energy projects, and the build-transfer execution goals within our business plan.

Our enterprise-wide transformation roadmap initiatives are designed to identify long-term sustainable capability enhancements, cost optimization improvements, technology investments and work process optimization, has increased the volume and pace of change and may not be effective as it continues. Our customer and regulatory initiatives may not achieve planned results. Utility infrastructure investments may not materialize, may cease to be achievable or economically viable and may not be successfully completed. Natural gas may cease to be viewed as an economically and environmentally attractive fuel. Certain environmental activist groups, investors and governmental entities continue to oppose natural gas delivery and infrastructure investments because of perceived environmental impacts associated with the natural gas supply chain and end use. Energy conservation, energy efficiency, distributed generation, energy storage, policies favoring electric heat over gas heat and other factors may reduce demand for natural gas and electricity. In addition, we consider acquisitions or dispositions of assets or businesses, JVs, and mergers from time to time as we execute on our business plan and growth strategy. Any of these circumstances could adversely affect our business, results of operations and growth prospects. Even if our business plan and/or growth strategy are executed, there is still risk of, among other things, human error in maintenance, installation or operations, shortages or delays in obtaining equipment, including as a result of transportation delays and availability, labor availability and performance below expected levels (in addition to the other risks discussed in this section). We are currently experiencing, and expect to continue to experience, supply chain challenges, including labor availability issues, impacting our ability to obtain materials for our gas and electric projects, as well as our ability to ensure timely completion.

Our distribution, transmission and generation activities involve a variety of inherent hazards and operating risks, including potential public safety risks.
Our gas distribution and transmission, electric generation, transmission and distribution activities, involve a variety of inherent hazards and operating risks, including, but not limited to, gas leaks and over-pressurization, downed power lines, stray electrical voltage, excavation or vehicular damage to our infrastructure, outages, environmental spills, mechanical problems and other incidents, which could cause substantial financial losses. These hazards and risks have resulted and may result in serious injury or loss of life to employees and/or the general public, significant damage to property, environmental pollution, impairment of our operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial business and financial losses. The location of pipeline facilities, including regulator stations, liquefied natural gas and underground storage, or generation, transmission, substation and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from such incidents. Hazardous incidents have subjected and may subject us to both civil and criminal litigation or administrative or other legal proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, be resolved on unfavorable terms, and require us to incur significant operational expenses. The occurrence of incidents has in certain instances adversely affected and could in the future adversely affect our reputation, cash flows, financial position and/or results of operations. We maintain insurance against some, but not all, of these risks and losses.

We currently conduct and may conduct in the future certain operations through a JV arrangement involving third- party investors that may result in operational impasses or litigation, including business delays as a result of such arrangements.
We have and may enter into JV arrangements involving third-party investors, including the NIPSCO Minority Interest Transaction. As part of a JV arrangement, third-party investors may hold certain protective rights that may impact our ability to make certain decisions, restricting our operational and corporate flexibility. Any such third-party investors may have interests and objectives which may differ from ours, we may be unable to cause these third parties to take action that we believe would be in the JV’s best interest, and, accordingly, disputes may arise that may result in operational impasses or litigation, including business delays.

Failure to adapt to advances in technology, including alternative energy sources, and changes in laws or regulations to support such advances in technology or alternative energy sources, and our ability to manage such related costs could make us less competitive.

ITEM 1A. RISK FACTORS
NISOURCE INC.
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

Our natural gas business model depends on widespread utilization of natural gas for space heating as a core driver of revenues. Alternative energy sources, new technologies or alternatives to natural gas space heating, including cold climate heat pumps and/or efficiency of other products, and potential competition supported by changes in laws or regulations could reduce demand and increase customer attrition, which could impact our ability to recover on our investments in our gas distribution assets.

Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes, to offer services that meet customer demands and evolving industry standards, including environmental impacts associated with our products and services, and to recover all, or a significant portion of, remaining investments in retired assets. A failure by us to effectively adapt to changes in technology, successfully implement such changes, and manage the related costs could harm the ability of our products and services to remain competitive in the marketplace and could have a material adverse impact on our business, results of operations and financial condition. Furthermore, if these changes do not provide the anticipated benefits or meet customer demands, such failure could materially adversely affect our business model as well as impact results of operations and financial condition.

Increased dependency on technology may hinder our business operations and adversely affect our financial condition and results of operation if such technology fails.
We use a variety of technological tools and systems including both Company-owned information technology and technological services provided by outside parties. These tools and systems support critical functions including scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, operational plant logistics, management reporting and external financial reporting. The failure of these or other similarly important technologies, or our inability to have these technologies supported, updated, expanded, recovered (including timely recovered), or integrated into other technologies, could hinder our business operations and adversely impact its financial condition and results of operations. Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance that these efforts would protect against all potential issues related to the loss of any such technologies.

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

Supply chain issues related to shortages of materials, labor and transportation logistics may lead to delays in the maintenance and replacement of aging or damaged infrastructure, which could increase the probability and/or impact of a public safety incident. We lack diversity in suppliers of some gas materials. While we have implemented contractual protections with suppliers and stockpile some materials in inventory for such supply risks, we may not be effective in ensuring that we can obtain adequate emergency supply on a timely basis in each state, that no compromises are being made on quality and that we have alternate suppliers available. The failure to operate our assets as desired could result in interruption of electric service, major component failure at generating facilities and electric substations, gas leaks and other incidents, and an inability to meet firm service and compliance obligations, which could adversely impact revenues, and could also result in increased capital expenditures and maintenance costs, which, if not fully recovered from customers, could negatively impact our financial results.

ITEM 1A. RISK FACTORS
NISOURCE INC.

We may be unable to obtain insurance on acceptable terms or at all, and the insurance coverage we do obtain may not provide protection against all significant losses.
Our ability to obtain insurance, as well as the cost and coverage of such insurance, is impacted by various events and developments affecting our industry and the financial condition and underwriting considerations of insurers. For example, some insurers have discontinued underwriting certain carbon-intensive energy-related businesses such as those in the coal industry or excluded coverage for specific perils such as wildfires or punitive damage risks. Certain perils, such as cyber liability, are now being excluded from some master policies for property and casualty insurance, requiring, where we have the ability, procurement of additional policies to maintain consistent coverage at an additional cost. Specific natural catastrophe events, such as hail and tornado, may not be covered with the same limits as other perils in certain property policies, as full coverage for these events is unavailable in the marketplace without costly specialty policies. Insurance coverage may not continue to be available at limits, rates or terms acceptable to us. In addition, our insurance is not sufficient or effective under all circumstances and against all hazards or liabilities to which we are subject. Certain types of damages, expenses or claimed costs, such as fines and penalties, have been and in the future may be excluded under the policies. In addition, insurers providing insurance to us may raise defenses to coverage under the terms and conditions of the respective insurance policies that could result in a denial of coverage or limit the amount of insurance proceeds available to us. Any losses for which we are not fully insured or that are not covered by insurance at all could materially adversely affect our results of operations, cash flows and financial position.

Aspects of the implementation of our electric generation strategy, including the timing of the retirement of our coal generation units or the addition of new generation resources, may be delayed and may not achieve intended results.
We intend to retire the remaining two coal units at R.M. Schahfer Generating Station by the end of 2025 and the remaining coal-fired generation by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. Our 2021 Integrated Resource Plan (“2021 Plan”) validated the activities underway pursuant to our prior Integrated Resource Plans and calls for the retirement of the Michigan City Generating Station, replacement of existing vintage gas peaking facilities at the R.M. Schahfer Generating Station and upgrades to the electric transmission system. Macro supply chain issues and U.S. federal policy actions could create uncertainty around the availability of key input materials necessary to develop and place our renewable energy projects in service.

In the U.S., solar industry supply chain issues include the U.S. Department of Commerce regulations related to antidumping and countervailing duties circumvention, the Uyghur Forced Labor Protection Act, Section 201 Tariffs and persistent general global supply chain and labor availability issues. The most prominent effect of these issues is the curtailment of imported solar panels and other key components required to complete utility scale solar projects in the U.S. Any available solar panels may not meet the cost and efficiency standards of our currently approved projects and the incremental cost may not be recoverable through customer rates. As a result of the challenges in obtaining solar panels, many solar projects in the U.S. have been delayed or canceled. As we are in the midst of a transition to an electric generation portfolio with more renewable resources, including solar, our projects are vulnerable to the effects of these issues.

Our expectation has been that renewable or alternative energy sources would be some of the primary ways in which we will meet our electric generation capacity and reliability obligations to the MISO market and reliably serve our customers when we retire our coal generation capacity. The uncertainty surrounding the completion of generation resource projects could create significant risks for us to reliably meet our capacity and energy obligations to MISO and to provide reliable and affordable energy to our customers. Any additional delays to the completion dates of our planned and approved solar projects or other electric generation projects, including our proposed gas peaking facility could impact our capacity position and our ability to meet our resource adequacy obligations to MISO. Delays to the completion dates of our projects could also include delays in the financial return of certain investments and impact the overall timing of our electric generation transition.

Our electric generation strategy may require additional investment to meet our MISO obligations and may require significant future capital expenditures, operating costs and charges to earnings that may negatively impact our financial position, financial results and cash flows. An inability to secure and deliver on renewable projects has negatively impacted, and could in the future negatively impact, our generation transition timeline and could negatively impact our achievement of decarbonization goals and reputation.

Our capital projects and programs subject us to construction and supply risks, and are subject to regulatory oversight, including requirements for permits, approvals and certificates from various governmental agencies.

ITEM 1A. RISK FACTORS
NISOURCE INC.
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

Construction risks include, but are not limited to, changes in the availability or costs of materials, equipment, commodities or labor (including changes to tariffs on materials), delays caused by construction incidents or injuries, work stoppages, poor initial cost estimates, unforeseen engineering issues, and general contractors and subcontractors not performing as required under their contracts.

We are monitoring risks related to increasing delivery lead times for certain construction and other materials, increasing risk associated with the unavailability of materials due to global shortages in raw materials and issues with transportation logistics, and risk of decreased construction labor productivity in the event of disruptions in the availability of materials critical to our gas and electric operations. Our efforts to enhance our resiliency to supply chain shortages may not be effective. We continue to see increasing prices associated with certain materials, equipment and products, which impacts our ability to complete major capital projects at the cost that was planned and approved. To the extent that delays occur, costs increase, costs become unrecoverable or recovery is delayed, or we otherwise become unable to effectively manage our affordability and complete our capital projects, our business operations, results of operations, cash flows, and financial condition may be adversely affected. In addition, to the extent that delays occur on projects that target system integrity, the risk of an operational incident could increase.

Our existing and planned capital projects require numerous permits, approvals and certificates from federal, state, and local governmental agencies, including obtaining necessary rights-of-way, easements and transmissions connections, as well as complying with various environmental statutes, rules and regulations, among other items. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, we may be forced to incur additional costs or we may be unable to recover any or all amounts invested in a project. We also may not receive the anticipated increases in revenue and cash flows resulting from such projects and programs until after their completion.

A significant portion of the gas and electricity we sell is used by residential and commercial customers for heating and air conditioning. Accordingly, fluctuations in weather, gas and electricity commodity costs, and economic conditions impact customer demand.
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on “normal” weather, which represents a long-term historical average. Significant variations from normal weather resulting from climate change or other factors could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, is sensitive to fluctuations in commodity costs for gas and electricity, whereby usage declines with increased costs, thus affecting our financial results. Commodity prices have been and may continue to be volatile as described in more detail in the below risk factor. Rising gas costs could heighten regulator and stakeholder sensitivity relative to the impact of base rate increases on customer affordability. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and factors such as recession, inflation, unemployment, consumption and consumer confidence. Therefore, prevailing economic conditions affecting the demand of our customers may in turn affect our financial results.

Fluctuations in the price of energy commodities or their related transportation costs, or an inability to obtain an adequate, reliable and cost- effective fuel supply may impact our ability to meet customer demand.
Our current electric generating fleet has dependencies on coal and natural gas for fuel, and our gas distribution operations purchase and resell a portion of the natural gas we deliver to our customers. These energy commodities are subject to price fluctuations and fluctuations in associated transportation costs. We use physical hedging through the use of storage assets and use financial products in certain jurisdictions in order to offset fluctuations in commodity supply prices. We rely on regulatory recovery mechanisms in the various jurisdictions in order to fully recover the commodity costs incurred in selling energy to our customers. While we have historically been successful in the recovery of costs related to such commodity prices, there can be no assurance that such costs will be fully recovered through rates in a timely manner.

In addition, we depend on electric transmission lines, natural gas pipelines, and other transportation and storage facilities owned and operated by third parties to deliver the electricity and natural gas we sell to wholesale markets, supply natural gas to our gas storage and electric generation facilities, and provide retail energy services to our customers. If transportation is disrupted, if

ITEM 1A. RISK FACTORS
NISOURCE INC.
capacity is inadequate or if supply is interrupted due to issues at the wellhead, we may be unable to sell and deliver our gas and electric services to some or all of our customers. As a result, we may be required to procure additional or alternative electricity and/or natural gas supplies at then-current market rates, which, if recovery of related costs is disallowed, could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

Failure to attract, retain or re-skill an appropriately qualified workforce, and maintain good labor relations, could adversely impact safety, service reliability, and customer satisfaction.
Although our attrition rates have stabilized and are improving, we face increased competition for talent which may result in longer hire times or increased cost due to the competitive nature of certain positions.

We operate in an industry that requires many of our employees and contractors to possess unique technical skill sets. An aging workforce without appropriate replacements, the mismatch of skill sets to future needs, the unavailability of talent for internal positions and the unavailability of contract resources may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. For example, certain skills, such as those related to construction, maintenance and repair of transmission and distribution systems, are in high demand and have a limited supply. Current and prospective employees may determine that they do not wish to work for us due to market, economic, employment or other conditions, including those related to organizational changes as described in the risk factor below.

Further, as part of our strategic plan, which includes enhanced technology, transmission and distribution investments, and a reduction in reliance on coal-fired generation, we will need to attract and retain personnel that are qualified to implement such a strategy and may need to retrain or re-skill certain employees to support our long-term objectives. Additionally, successful implementation of our strategic plan is dependent on our ability to recruit and retain key executive officers to oversee its progress.

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

Failure to attract, retain, or re-skill qualified employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, could result in a loss of momentum, loss of high-level employees to our peers and could materially adversely affect our business, results of operations, cash flow and financial condition. If we are unable to successfully attract and retain an appropriately qualified workforce and maintain satisfactory labor relations, safety, service reliability, customer satisfaction and our results of operations could be adversely affected.

If we cannot effectively manage new initiatives and organizational changes, we will be unable to address the opportunities and challenges presented by our strategy and the business and regulatory environment.
In order to execute on our sustainable growth strategy and enhance our culture of ongoing continuous improvement, we must effectively manage the complexity and frequency of new initiatives and organizational changes. The organizational changes from our transformation initiatives have put short-term pressure on employees due to the volume and pace of change and, in some cases, the loss of personnel. Front-line workers are being impacted by the variety of process and technology changes that are currently in progress.

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
We may be subject to actions or proposals from activist stockholders or others that may not be aligned with our long-term strategy or the interests of our other stockholders. Our response to suggested actions, proposals, director nominations and

ITEM 1A. RISK FACTORS
NISOURCE INC.
contests for the election of directors by activist stockholders could disrupt our business and operations, divert the attention of our board of directors, management and employees, and be costly and time‐consuming. Potential actions by activist stockholders or others may interfere with our ability to execute our strategic plans; create perceived uncertainties as to the future direction of our business or strategy; cause uncertainty with our regulators; make it more difficult to attract and retain qualified personnel; and adversely affect our relationships with our existing and potential business partners. Any of the foregoing could adversely affect our business, financial condition and results of operations. Also, we may be required to incur significant fees and other expenses related to responding to stockholder activism, including for third-party advisors. Moreover, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

We outsource certain business functions to third-party suppliers and service providers, and may be impacted by substandard performance or quality by third parties.
Utilities rely on extensive networks of business partners and suppliers to support critical enterprise capabilities across their organizations. Like other companies in the utilities industry, we outsource certain services to third parties in areas including construction services, information technology, materials, fleet, environmental, operational services, corporate and other areas. We are seeing slowing deliveries from suppliers and in some cases materials and labor shortages for capital projects. In addition to delays and unavailability, at times, outsourcing of services to third parties could expose us to inferior service quality or substandard deliverables, which may result in non-compliance (including with applicable legal requirements and industry standards), interruption of service, accidents, or reputational harm, which could negatively impact our business, financial condition and results of operations. The nature of indirect supply chain, including a potential lack of control or certain visibility into sourcing by vendors, may also impact our ability to serve customers in a safe, reliable and cost-effective manner. These risks include the risk of operational failure, reputation damage, disruption due to new supply chain disruptions, exposure to significant commercial losses and fines and poorly positioned and distressed suppliers. If we continue to see delayed deliveries and shortages or if any other difficulties in the operations of these third-party suppliers and service providers, including their systems, were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers, or employees.

A cyber-attack or security breach on any of our or certain third-party technology systems, including but not limited to information systems, infrastructure, software and hardware, upon which we rely may adversely affect our ability to operate, could lead to a loss or misuse of confidential and proprietary information, or potential liability.
We are reliant on technology to run our business, which is dependent upon technology systems to process critical information necessary to conduct various elements of our business, including the generation, transmission and distribution of electricity; operation of our gas pipeline facilities; and the recording and reporting of commercial and financial transactions to regulators, investors and other stakeholders. In addition to general information and cybersecurity risks that all large corporations face (e.g., ransomware, malware, unauthorized access attempts, phishing attacks, malicious intent by insiders, third-party software vulnerabilities and inadvertent disclosure of sensitive information), the utility industry faces evolving and increasingly complex cybersecurity risks associated with protecting electric grid and natural gas infrastructure as well as sensitive and confidential customer and employee information. Deployment of new business technologies, along with maintaining legacy technology, represents a large-scale opportunity for attacks on our information systems and confidential customer and employee information, as well as on the integrity of the energy grid and the natural gas infrastructure. Increasing large-scale corporate cyber-attacks in conjunction with more sophisticated threats continue to challenge power and utility companies. Additionally, international conflicts, as well as increased surveillance activity from China, has increased the likelihood of a cyber-attack or security breach on critical infrastructure systems.

Additionally, our information systems experience ongoing, often sophisticated, cyber-attacks or security breaches by a variety of sources, including foreign sources, with the apparent aim to breach our cyber-defenses. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such cyber-attacks or security breaches, our cybersecurity program does not prevent all breaches, cyber-attack or security breach incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have experienced, and expect to continue to experience, cybersecurity intrusions and attacks or security breaches to our information systems. To our knowledge, none of these intrusions or attacks have resulted in a material cybersecurity intrusion or data breach. The risk of a disruption or breach of our operational technology, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted cyber-attacks or security breaches have advanced in sophistication and number around the world. Technological complexities combined with advanced cyber- attack or security breach techniques, lack of cybersecurity hygiene and human error can result in a cybersecurity incident, such as a ransomware attack. Supplier non-compliance with

ITEM 1A. RISK FACTORS
NISOURCE INC.
cybersecurity controls can also result in a cybersecurity incident. We are aware of vendor cyber incidents that have impacted our business, although no such events have had a material impact. Cyber-attacks or security breaches can occur at any point in the supply chain or with any suppliers, and future supplier non-compliance with cybersecurity controls could result in material cybersecurity incidents. In addition, we use unmanned aircraft systems (UAS) or drones in our business operations. UASs are also being used for malicious activities and the cybersecurity risk in connection with operating UASs is increasing.

In addition, we collect and retain personally identifiable information of our customers and employees. Customers and employees expect that we will adequately protect their personal information. The legal and regulatory environment surrounding information security and privacy is increasingly demanding.

Although we attempt to maintain adequate defenses to these cyber-attacks or security breaches and work through industry groups and trade associations to identify common threats and assess our countermeasures, a security breach of our information systems or operational technology, or a security breach of the information systems of our customers, suppliers or others with whom we do business, could (i) adversely impact our ability to safely and reliably deliver electricity and natural gas to our customers through our generation, transmission and distribution systems and potentially negatively impact our compliance with certain mandatory reliability and gas flow standards, (ii) subject us to reputational and other harm or liabilities associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to our customers or employees, (iii) impact our ability to manage our businesses, and/or (iv) subject us to legal and regulatory proceedings and claims from third parties, in addition to remediation costs, any of which, in turn, could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects. Although we do maintain cybersecurity insurance, it is possible that such insurance will not adequately cover any losses or liabilities we may incur as a result of a cybersecurity incident.

Compliance with and changes in cybersecurity requirements have a cost and operational impact on our business, and failure to comply with such laws and regulations could adversely impact our reputation, results of operations, financial condition and/or cash flows.
As cyber-attacks or security breaches are becoming more sophisticated, critical infrastructure assets, including pipelines and electric infrastructure, may be specifically targeted. In 2021, the TSA announced two new security directives in response to a ransomware attack on the Colonial Pipeline that occurred earlier in the year. These directives, including updates or amendments to such TSA directives, require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. NiSource continues to work with the TSA to ensure that compliance with the security directives are being met. Additionally, on November 30, 2022, the TSA issued an advance notice of proposed rulemaking (ANPRM) seeking public comment on more comprehensive, formal cybersecurity regulations for the pipeline industry. Such directives or additional legal requirements may require expenditure of significant additional resources to respond to cyber-attacks or security breaches, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Increased costs and the operational impacts of compliance and changes in cybersecurity requirements, including any failure to comply with government regulations or any failure in our cybersecurity protective measures may result in enforcement actions, all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.

The impacts of natural disasters, acts of terrorism, acts of war, civil unrest, accidents, public health emergencies or other catastrophic events may disrupt operations and reduce the ability to service customers.
A disruption or failure of natural gas distribution systems, or within electric generation, transmission or distribution systems, in the event of a major hurricane, tornado, wildfire, or other major weather event, or terrorist attack, acts of war, international military invasions, including the political and economic disruption and uncertainty related to such terrorist attack, acts of war, or international military invasions (e.g. Russia’s military invasion of Ukraine, Israel/Hamas conflict), civil unrest, accident, public health emergency (e.g. pandemic), or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. We have experienced disruptions in the past from hurricanes and tornadoes and other events of this nature. Also, companies in our industry face a heightened risk of exposure to and have experienced acts of terrorism and vandalism. Our electric and gas physical infrastructure may be targets of physical security threats or terrorist activities that could disrupt our operations. We have increased security given the current environment and may be required by regulators or by the future threat environment to make investments in security that we cannot currently predict. In addition, the supply chain constraints that we are experiencing could impact our ability to timely restore services. The occurrence of such events could materially adversely affect our business, financial position and results of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. As a result, the amount and scope

ITEM 1A. RISK FACTORS
NISOURCE INC.
of insurance coverage maintained against losses resulting from any such event may not be sufficient to cover such losses or otherwise adequately compensate for any business disruptions that could result.

We are exposed to significant reputational risks, which make us vulnerable to a loss of cost recovery, increased litigation and negative public perception.
As a utility company, we are subject to adverse publicity focused on the reliability of our services, the speed with which we are able to respond effectively to electric outages, natural gas leaks or events and related accidents and similar interruptions caused by storm damage, physical or cybersecurity incidents, or other unanticipated events, as well as our own or third parties’ actions or failure to act. We are subject to prevailing labor markets and potential high attrition, which may impact the speed of our customer service response. We are also facing supply chain challenges, the impacts of which may adversely impact our reputation in several areas as described elsewhere in these risk factors. We are also subject to adverse publicity related to actual or perceived environmental impacts. If customers, legislators or regulators have or develop a negative opinion of us, this could result in less favorable legislative and regulatory outcomes or increased regulatory oversight, increased litigation and negative public perception. The foregoing may have adverse effects on our business, results of operations, cash flow and financial condition.

The physical impacts of climate change and the transition to a lower carbon future are impacting our business and could materially adversely affect our results of operations.
Climate change is exacerbating risks to our physical infrastructure by increasing the frequency of extreme weather, including heat stresses to power lines, cold temperature stress to our electric and gas systems, and storms and floods that damage infrastructure. In addition, climate change is likely to cause lake and river level changes that affect the manner in which services are currently provided and droughts or other limits on water used to supply services, and other extreme weather conditions. We have adapted and will continue to evolve our infrastructure and operations to meet current and future needs of our stakeholders. With higher frequency of these and other possible extreme weather events it may become more costly for us to safely and reliably deliver certain products and services to our customers. Further, as our generation profile increases geographically, it is potentially more vulnerable to certain weather hazards than centralized fossil generation, thereby increasing the frequency of weather impacts to overall electric reliability and such distributed renewables. Some of these costs may not be recovered. To the extent that we are unable to recover those costs, or if higher rates arising from recovery of such costs result in reduced demand for services, our future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events increases, insurers may reprice or remove themselves from insuring risks for which the company has historically maintained insurance, resulting in increased cost or risk to us.

Our strategy may be impacted by policy and legal, technology, market and reputational risks and opportunities that are associated with the transition to a lower-carbon economy, as disclosed in other risk factors in this section. As a result of increased awareness regarding climate change, coupled with adverse economic conditions, availability of alternative energy sources, including private solar, microturbines, fuel cells, energy-efficient buildings and energy storage devices, and new regulations restricting emissions, including potential regulations of methane emissions, some consumers and companies may use less energy, meet their own energy needs through alternative energy sources or avoid expansions of their facilities, including natural gas facilities, which may result in less demand for our services. As these technologies become a more cost-competitive option over time, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services, which may result in, among other things, our facilities becoming less competitive and economical. Further, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels could result in a significant impact on our electric generation and natural gas businesses in the future.

We are unable to forecast the future of commodity markets. Some of our baseload generation is dependent on natural gas and coal, and we pass through the costs for these energy sources to our customers. In addition, in our gas distribution business, we procure natural gas on behalf of certain customers, and we pass through the actual cost of the gas consumed. Diminished investor interest in funding fossil fuel development could reduce the amount of exploration and production of natural gas or coal, or investment in gas transmission pipelines. Reduced production and transportation of natural gas could, in the long-term, lead to supply shortages leading to baseload generation outages. Given that we pass through commodity costs to customers, this could also create the potential for regulatory questions resulting from increased customer costs, reduced fossil fuel investment, due to evolving investor sentiment, could lead to higher commodity prices and shortages impacting our generation and our reputation with regulators. Conversely, demand for our services may increase as a result of customer changes in response to climate change. For example, as the utilization of electric vehicles increases, demand for electricity may increase, resulting in increased usage of our systems and services.

ITEM 1A. RISK FACTORS
NISOURCE INC.

Any negative views with respect to our environmental practices or our ability to meet the challenges posed by climate change from regulators, customers, investors or legislators could harm our reputation and adversely affect the perceived value of our products and services. Changes in policy to combat climate change, and technology advancement, each of which can also accelerate the implications of a transition to a lower carbon economy, may materially adversely impact our business, financial position, results of operations, and cash flows. For example, in February 2023, the Maryland Office of People's Counsel filed a petition with the Maryland PSC seeking an investigation regarding planning, practices, and future operations of natural gas suppliers in the state and this initiated a proceeding related to Near-Term, Priority Actions and Comprehensive, Long-Term Planning for Maryland's Gas Companies, and in December 2023 the Maryland Department of Environment proposed a Building Efficiency Performance Standard regulation that could require buildings of a certain size and type eliminate Scope 1 GHG emissions by 2040.

We are subject to operational and financial risks and liabilities associated with the implementation and efforts to achieve our carbon emission reduction goals.
On November 7, 2022, we announced our goal of reaching net zero Scope 1 and 2 greenhouse gas emissions by 2040 (the “Net Zero Goal”). Achieving the Net Zero Goal will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economical to deploy, the impacts and costs of which are not fully understood at this time. NIPSCO’s electric generation transition is a key element of the Net Zero Goal. Our analysis and plan for execution, which is outlined in the NIPSCO 2021 Integrated Resource Plan, requires us to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of our underlying assumptions prove incorrect, our actual results and ability to achieve our emissions goal could differ materially from our expectations. Certain of the assumptions that could impact our ability to meet our emissions goal include, but are not limited to: the accuracy of current emission measurements, service territory size and capacity needs remaining in line with expectations; regulatory approval; impacts of future environmental regulations or legislation; impact of future GHG pricing regulations or legislation, including a future carbon tax or methane fee; price, availability and regulation of carbon offsets; price of fuel, such as natural gas; cost of energy generation technologies, such as wind and solar, natural gas and storage solutions; adoption of alternative energy, including adoption of electric vehicles; rate of technology innovation with regards to alternative energy resources; our ability to implement our modernization plans for our pipelines and facilities; the ability to complete and implement generation alternatives to NIPSCO’s coal generation and retirement dates of NIPSCO’s coal facilities by 2028; the ability to construct and/or permit new natural gas pipelines; the ability to procure resources needed to build at a reasonable cost, the lack of scarcity of resources and labor, project cancellations, construction delays or overruns and the ability to appropriately estimate costs of new generation; impact of any supply chain disruptions; and advancement of energy efficiencies. Any negative opinions with respect to these goals or our environmental practices, including any inability to achieve, or a scaling back of these goals, formed by regulators, customers, investors or legislators could harm our reputation and have an adverse effect on our financial condition.
FINANCIAL, ECONOMIC AND MARKET RISKS
We have substantial indebtedness which could adversely affect our financial condition.
Our business is capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. We had total consolidated indebtedness of $14,127.9 million outstanding as of December 31, 2023. Our substantial indebtedness could have important consequences. For example, it could:
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

Some of our debt obligations contain financial covenants related to debt-to-capital ratios and cross-default provisions. Our failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations. Additionally, non-compliance with debt covenants could adversely affect our

ITEM 1A. RISK FACTORS
NISOURCE INC.
ability to obtain future borrowings and as a result materially adversely affect our business, financial condition, results of operations, and liquidity.

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

Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions if our credit ratings (including the standalone credit ratings of certain of our subsidiaries) are dropped below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of gas or power. As of December 31, 2023, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $90.1 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
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
Adverse economic and market conditions, including increases in inflation or interest rates, recession or changes in investor sentiment could materially and adversely affect our business, results of operations, cash flows, financial condition and liquidity.
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

ITEM 1A. RISK FACTORS
NISOURCE INC.
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
The rates that our electric and natural gas companies charge their customers are determined by their state regulatory commissions and by the FERC. These state regulatory commissions also regulate the companies’ accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters, including reliability standards through the North American Electric Reliability Corporation (NERC).
Under state and federal law, our electric and natural gas companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their prudently incurred operating and capital costs and a reasonable rate of return on invested capital, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Our electric and natural gas companies are required to engage in regulatory approval proceedings as a part of the process of establishing the terms and rates for their respective services. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval, which allows for various entities to challenge our current or future rates, structures or mechanisms and could alter or limit the rates we are allowed to charge our customers. These proceedings typically involve multiple parties, including governmental bodies and officials, consumer advocacy groups, and various consumers of energy, who have differing interests. Any change in rates, including changes in allowed rate of return, are subject to regulatory approval proceedings that can be contentious, lengthy, and subject to appeal. This may lead to uncertainty as to the ultimate result of those proceedings. Established rates are also subject to subsequent prudency reviews by state regulators, whereby various portions of rates could be adjusted, subject to refund or disallowed, including cost recovery mechanisms. The ultimate outcome and timing of regulatory rate proceedings could have a significant effect on our ability to recover costs or earn an adequate return. Adverse decisions in our proceedings could adversely affect our financial position, results of operations and cash flows.
There can be no assurance that regulators will approve the recovery of all costs incurred by our electric and natural gas companies, including costs for construction, operation and maintenance, and compliance with current and future changes in environmental, federal pipeline safety, critical infrastructure and cyber-security laws and regulations. Challenges arise with state regulators on inflationary pricing for electric and gas materials and potential price increases, ensuring that updated pricing for electric and gas materials is included in plans and regulatory assumptions, and ensuring there is a regulatory recovery model. There is debate among state regulators and other stakeholders over how to transition to a decarbonized economy and prudency arguments relative to investing in natural gas assets when the depreciable life of the assets may be shortened due to electrification. The inability to recover a significant amount of operating costs could have an adverse effect on a company’s financial position, results of operations and cash flows.
Changes to rates may occur at times different from when costs are incurred. Additionally, catastrophic events at other utilities could result in our regulators and legislators imposing additional requirements that may lead to additional costs or operational requirements for the companies.
In addition to the risk of disallowance of incurred costs, regulators may also impose downward adjustments in a company’s allowed ROE as well as assess penalties and fines. Regulators may reduce ROE to mitigate potential customer bill increases due to items unrelated to capital investments. These actions would have an adverse effect on our financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS
NISOURCE INC.
Our electric business is subject to mandatory reliability and critical infrastructure protection standards established by NERC and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets. Compliance with the mandatory reliability standards could subject our electric utilities to higher operating costs. In addition, compliance with PHMSA regulations, including the expected final ruling around leak detection and repair requirements could subject our gas utilities to higher operating costs and divert business resources from other activities in order to remain compliant. If our businesses are found to be in noncompliance, we could be subject to sanctions, including substantial monetary penalties, or damage to our reputation.
Changes in tax laws, as well as the potential tax effects of business decisions, could negatively impact our business, results of operations (including our expected project returns from our planned renewable energy projects), financial condition and cash flows.
Our business operations are subject to economic conditions in certain industries.
Business operations throughout our service territories have been and may continue to be adversely affected by economic events at the national and local level where our businesses operate. In particular, sales to large industrial customers, such as those in the steel, oil refining, industrial gas and related industries, are impacted by economic downturns and recession; geographic or technological shifts in production or production methods; and consumer demand for environmentally friendly products and practices. The U.S. manufacturing industry continues to adjust to changing market conditions including international competition, inflation and increasing costs, government and societal pressure to decarbonization, and fluctuating demand for its products. In addition, our results of operations are negatively impacted by lower revenues resulting from higher bankruptcies, predominately focused on commercial and industrial customers not able to sustain operations through the economic disruptions related to the pandemic.
We are exposed to risk that customers will not remit payment for delivered energy or services, and that suppliers or counterparties will not perform under various financial or operating agreements.
Our extension of credit is governed by a Corporate Credit Risk Policy, involves judgment by our employees and is based on an evaluation of customer, supplier, or counterparty’s financial condition, credit history and other factors. We monitor our credit risk exposure by obtaining credit reports and updated financial information for customers and suppliers, and by evaluating the financial status of our banking partners and other counterparties by reference to market-based metrics such as credit default swap pricing levels, and to traditional credit ratings provided by the major credit rating agencies. Adverse economic conditions could result in an increase in defaults by customers, suppliers and counterparties We are also exposed to the risk that due to adverse economic conditions one or more suppliers or counterparties may fail or delay the performance of their contractual obligations. such risks could negatively impact our business, financial condition and cash flow.
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
The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations under defined benefit pension and other postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. These assets are subject to market fluctuations and may yield uncertain returns, which could fall below our projected rates of return. A decline in the market value of assets may increase the funding requirements of the obligations under the defined benefit pension plans. Additionally, changes in interest rates affect the liabilities under these benefit plans; as interest rates decrease, the liabilities increase, which could potentially increase funding requirements. Further, the funding requirements of the obligations related to these benefits plans may increase due to changes in governmental regulations and participant demographics, including increased numbers of retirements or longer life expectancy assumptions, as well as voluntary early retirements. In addition, lower asset returns result in increased expenses. Ultimately, significant funding requirements and increased pension or other postretirement benefit plan expenses could negatively impact our results of operations and financial position.
We have significant goodwill. Any future impairments of goodwill could result in a significant charge to earnings in a future period and negatively impact our compliance with certain covenants under financing agreements.

ITEM 1A. RISK FACTORS
NISOURCE INC.
In accordance with GAAP, we test goodwill for impairment at least annually and review our definite-lived intangible assets for impairment when events or changes in circumstances indicate its fair value might be below its carrying value. Goodwill is also tested for impairment when factors, examples of which include reduced cash flow estimates, a sustained decline in stock price or market capitalization below book value, indicate that the carrying value may not be recoverable and results in a significant charge to earnings. We cannot predict the timing, magnitude, or duration of such changes. In general, the carrying value of goodwill would not be recoverable, in which case we may record a non-cash impairment charge, which could materially impact our results of operations and financial position.
A significant impairment charge in the future could impact the capitalization ratio covenant under certain financing agreements. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2023, the ratio was 58.2%.
LITIGATION, REGULATORY AND LEGISLATIVE RISKS
The outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation related to our business operations may have a material adverse effect on our results of operations, financial position or liquidity.
We are, or may be, involved in legal and regulatory proceedings, investigations, inquiries, claims and litigation in connection with our business operations, the most significant of which are summarized in, Note 19, "Other Commitments and Contingencies," in the Notes to Consolidated Financial Statements. While we have insurance, it may not cover all costs or expenses incurred relating to litigation. Due to the inherent uncertainty of the outcomes of such matters, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

Our businesses are subject to various federal, state and local laws, regulations, tariffs and policies and a failure to comply with changes in, or new or different interpretations of, such laws, regulations, tariffs and policies could have an adverse impact on our business.
Our businesses are subject to various federal, state and local laws, regulations, tariffs and policies, including, but not limited to, those relating to natural gas pipeline safety, employee safety, the environment and our energy infrastructure. In particular, we are subject to significant federal, state and local regulations applicable to utility companies, including regulations by the various utility commissions in the states where we serve customers. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance and other costs. Existing laws, regulations, tariffs and policies may be revised or become subject to new interpretations, and new laws, regulations, tariffs and policies may be adopted or become applicable to us and our operations. In some cases, compliance with new or different laws, regulations, tariffs and policies increases our costs or risks of liability. Supply chain constraints may challenge our ability to remain in compliance if we cannot obtain the materials that we need to operate our business in a compliant manner. If we fail to comply with laws, regulations and tariffs applicable to us or with any changes in or new interpretations of such laws, regulations, tariffs or policies, our financial condition, results of operations, regulatory outcomes and cash flows may be materially adversely affected.

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
Our businesses are subject to extensive federal, state and local environmental laws and rules that regulate, among other things, air emissions, water usage and discharges, leak detection and repair, GHG and waste products such as CCR. Compliance with these legal obligations require us to make significant expenditures for installation of pollution control equipment, remediation, environmental monitoring, emissions fees, and permits at many of our facilities. Furthermore, if we fail to comply with environmental laws and regulations or are found to have caused damage to the environment or persons, that failure or harm may result in the assessment of civil or criminal penalties and damages against us, injunctions to remedy the failure or harm, and the inability to operate facilities as designed and intended. Further, failing to comply with such laws and regulations or a determination that we have caused damage to the environment or persons, could result in reputational damage.

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

ITEM 1A. RISK FACTORS
NISOURCE INC.

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

We currently have a pending application with the EPA to continue operation of a CCR impoundment that is tied to operation of R.M. Schahfer Generating Station Units 17 and 18 to the end of 2025, with the CCR impoundment closing by October 2028. In proposed and final EPA actions denying continued operation of CCR impoundments at other utilities, EPA said that CCR impoundments should cease receipt of CCRs within 135 days of final EPA action unless certain conditions are demonstrated, such as potential reliability issues. In the event that approval is not obtained, future operations could be impacted.

The actual future expenditures to achieve environmental compliance depends on many factors, including the nature and extent of impact, the method of improvement, the cost of raw materials, contractor costs, and requirements established by environmental authorities. Changes or increases in costs and the ability to recover under regulatory mechanisms could affect our financial position, financial results and cash flows.

Changes in tax laws or the interpretation thereof and challenges to tax positions could adversely affect our financial results.
We are subject to taxation by the various taxing authorities at the federal, state and local levels where we do business. Legislation or regulation which could affect our tax burden could be enacted or interpreted by any of these governmental authorities. The IRA imposed a 15 percent minimum tax rate on book earnings for corporations with higher than $1 billion of annual income, along with a 1 percent excise tax on corporate stock repurchases while providing tax incentives to promote various clean energy initiatives. Separately, a challenge by a taxing authority, changes in taxing authorities’ administrative interpretations, decisions, policies and positions, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

ITEM 1B. UNRESOLVED STAFF COMMENTS
NISOURCE INC.
None.
ITEM 1C. CYBERSECURITY
NiSource has implemented and maintains a comprehensive cybersecurity program that includes a variety of security controls and measures designed to identify, assess, and manage material cybersecurity risks. The program is a part of NiSource’s enterprise risk management strategy. The enterprise risk team and the Risk Management Committee review material risks to any NiSource operating company based on perspectives from external experts, peer surveys, and the potential impact to NiSource’s enterprise assets and strategic objectives.

Risk events are classified based on both the timing of impact and NiSource’s ability to preventatively mitigate the risk. For the cybersecurity risks that can be preventively mitigated, the enterprise risk team gathers quarterly updates on mitigation gap closure from risk owners. The Risk Management Committee reviews any mitigation gaps identified by risk owners and approves or rejects the pace of mitigation activities as a statement of risk tolerance and then directs that mitigation activities be included in budgets and the business plan as appropriate.

The NiSource cybersecurity program includes the following key components:

Risk assessment NiSource regularly assesses its cybersecurity risks to identify and prioritize the most significant threats. The risk assessment process considers a variety of factors, including those specific to the utility/energy industry, the types of data NiSource collects and stores, and the threats posed by known vulnerabilities. NiSource engages third parties to perform independent assessments of its cybersecurity program, provide intelligence about the threat environment, and to provide operational assistance in managing the program. Annually, a third-party independent assessment is performed to evaluate NiSource cybersecurity maturity against a framework of cybersecurity controls. NiSource also performs bi-annual penetration testing and social engineering assessments performed by a third-party.

Third-party risk management: NiSource performs cyber assessments periodically on third-party vendors and service providers with whom NiSource shares data, relies on for critical business functions, or provides access to the NiSource network or systems. NiSource’s Supply Chain function works with legal counsel and the Cyber function to periodically update cybersecurity contractual provisions in its vendor agreements, with deviations from such provisions requiring approval from the Legal Department and Cyber function. NiSource’s Supplier Code of Business Conduct requires, among other things, that suppliers ensure safe and secure use of information assets, comply with applicable law relating to personal information, and adhering to standards relative to the use and protection of Company information, including that of our employees, customers, vendors and other stakeholders. In addition, all vendors and contractors that have access and/or connectivity to the NiSource environment must complete cybersecurity training annually.

Security controls: NiSource has implemented a variety of security controls to mitigate cybersecurity risks. These controls include technical controls, such as firewalls and intrusion detection systems, as well as administrative controls, such as employee training and security awareness programs. To ensure cybersecurity controls, NiSource Operational Technology (OT) within the electric business adheres to the North American Electric Reliability Corporation Critical Infrastructure Protection (NERC CIP). Within the natural gas business, cybersecurity controls are managed and monitored based on the Transportation Security Administration (TSA) Security Directives.

Incident response: NiSource has a comprehensive incident response plan in place to respond to cybersecurity incidents. The plan includes steps for detection, analysis, containment, eradication, and recovery from incidents, as well as steps for notifying affected individuals and regulators.

The NiSource Board of Directors' Audit Committee has responsibility for oversight of the cybersecurity program and risks from cybersecurity threats. The Audit Committee meets quarterly to review NiSource’s cybersecurity posture and make recommendations for improvement. The Chief Information Security Officer (CISO) regularly briefs the Audit Committee on cybersecurity risks and the efforts to address them. In addition, the Board of Directors is briefed regularly, through written reports and updates by the Audit Committee, about key and emerging cybersecurity risks.

At the management level, the CISO leads the cybersecurity program and is responsible for assessing and managing cybersecurity risks. Our CISO has expertise and experience in cybersecurity derived from over 15 years of cyber related work experience and possess several certifications including Certified Information Systems Security Professional (CISSP), Certified

ITEM 2. PROPERTIES
NISOURCE INC.
in Risk and Information Systems Control (CRISC), and Certified Information Systems Auditor (CISA). The CISO is supported by the NiSource Enterprise Security team which performs the cybersecurity function and engages directly on the prevention, detection, mitigation, and remediation of cybersecurity incidents.

As of the date of filing this Annual Report on Form 10-K, NiSource is not aware of any material cybersecurity incidents during the past year. NiSource monitors the increasing sophistication of cybersecurity threats and continues to contribute resources to improve its cybersecurity program to protect its information systems and assets. No cybersecurity program is effective to identify and mitigate all threats, and NiSource cannot guarantee that it will be able to prevent all cybersecurity incidents. Such an incident could interrupt our normal operations and require us to incur significant costs to remediate any such incident and could have a material impact on our businesses, operations and financial condition. For more information regarding the risks associated with cybersecurity, see “A cyber-attack or security breach on any of our or certain third-party technology systems, including information systems, upon which we rely may adversely affect our ability to operate, could lead to a loss or misuse of confidential and proprietary information, or potential liability.” included in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
Discussed below are the principal properties held by us and our subsidiaries as of December 31, 2023.
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
Holders of shares of NiSource’s common stock are entitled to receive dividends if and when declared by the Board out of funds legally available, subject to the prior dividend rights of holders of our preferred stock or the depositary shares representing such preferred stock outstanding, and if full dividends have not been declared and paid on all outstanding shares of preferred stock in any dividend period, no dividend may be declared or paid or set aside for payment on our common stock. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August, and November. At its January 25, 2024 meeting, the Board declared a quarterly common dividend of $0.265 per share, payable on February 20, 2024 to holders of record on February 5, 2024.
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
As of February 14, 2024, NiSource had 15,832 common stockholders of record and 447,524,529 shares outstanding.
The graph below compares the cumulative total shareholder return of NiSource’s common stock for the period commencing December 31, 2018 and ending December 31, 2023 with the cumulative total return for the same period of the S&P 500 and the Dow Jones Utility indices.

NiSource Inc.
Total Shareholder Return Performance Graph

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
2018
2019
2020
2021
2022
2023
Fiscal Year End
NiSource
S & P 500
DJ Utilities

The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish stockholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by NiSource under the Securities Act or the Exchange Act.
The total shareholder return for NiSource common stock and the two indices is calculated from an assumed initial investment of $100 and assumes dividend reinvestment.
Purchases of Equity Securities by Issuer and Affiliated Purchasers. For the three months ended December 31, 2023, no equity securities that are registered by NiSource Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

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
This Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
Refer to the "Business" section under Item 1 of this Annual Report on Form 10-K and Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements for further discussion of our regulated utility business segments.
Our goal is to develop strategies that benefit all stakeholders as we (i) focus on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer energy demand. These strategies focus on improving safety and reliability, enhancing customer experience, pursuing regulatory and legislative initiatives to increase accessibility for customers currently not on our gas and electric service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our focus. Serving as a guiding practice for our SMS, NiSource is certified in conformance to the American Petroleum Institute Recommended Practice 1173, which is the foundation to our journey towards operational excellence.
2023 Overview: In 2023, we continued to make significant progress towards our strategic and financial goals and objectives by achieving in-service status in June 2023 and substantial completion in August 2023 for our first two solar BTA projects, Indiana Crossroads Solar and Dunns Bridge I. We continue to progress on the remaining portfolio of projects that will enable our electric generation transition. During the year, we received orders for four cases: Columbia of Virginia, Columbia of Ohio, Columbia of Maryland, and NIPSCO Electric. In addition, the NIPSCO Gas rate case filed in 2023 is anticipated to be resolved in the third quarter of 2024. These cases represent balanced outcomes supporting all stakeholders. Between our Gas Distribution and Electric Operating Segments, we added 22,000 customers. We also invested $1.5 billion in infrastructure modernization to enhance safe, reliable service, including replacement of 339 miles of distribution main and service lines, 34 miles of underground cable and 1,942 electric poles.
We also made advancements in key strategic initiatives, described in further detail below.
Your Energy, Your Future: We continue to advance Your Energy, Your Future primarily through the continuation and enhancement of existing programs, such as retiring and replacing remaining coal-fired electric generation by 2028 with a balanced mix of low or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Our electric generation transition, initiated through our 2018 Integrated Resource Plan ("2018 Plan") is well underway, and we are continually adjusting to the dynamic energy landscape. As of

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

December 31, 2023, we have executed and received IURC approval for BTAs and PPAs with a combined nameplate capacity of 1,950 MW and 1,400 MW, respectively, under the 2018 Plan. We have also taken contractual actions on a number of our other renewable projects to address the timing of these projects as well as consider the broad market issues facing the industry. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. On January 1, 2023, the provisions of the IRA became effective. On January 17, 2024, the IURC approved full ownership of the Cavalry and Dunns Bridge II projects, allowing NIPSCO to leverage provisions of the IRA to monetize tax credits for the benefit of customers in lieu of utilizing tax equity partnerships. We are evaluating the impact of this legislation on our remaining projects, with potential to drive increased value to customers. For additional information, see "Results and Discussion of Operations - Electric Operations," in this Management's Discussion.

In 2021, we announced and filed with the IURC the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan ("2021 Plan"). The 2021 Plan lays out a timeline to retire the Michigan City Generating Station by the end of 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to to the electric transmission system. In September of 2023, we filed a request for issuance of a certificate of public convenience and necessity for an approximately 400 MW natural gas peaking generation facility with the IURC. The planned retirement of the two vintage gas peaking facilities at the R.M. Schahfer Generating Station is also expected to occur by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval.
We continue to enhance safety and reduce methane emissions on our gas systems through modernization programs and utilization of advanced leak detection and repair. Advanced mobile methane-detection vehicles are being deployed across our service territory. These vehicles are designed to identify potential natural gas leaks using proven technology that is more sensitive than traditional leak-detection equipment. Resources like these vehicles are advancing the company’s commitment to safety and reaching our goal of net zero greenhouse gas emissions by 2040.
In addition, we plan to advance other low- or zero-emission energy resources and technologies, such as hydrogen and renewable natural gas. In 2023, we launched a multi-phase pilot project at the Columbia Gas of Pennsylvania Training Center’s Safety Town to better understand the impact of blending hydrogen into the natural gas system. We have partnered with outside experts to conduct a series of field trials blending hydrogen with the natural gas system at various percentages. The blending system allows blending from 0% to 20% hydrogen, by volume. The field trials have initially focused on the customer experience and are now moving toward system operations and other procedures. This pilot is designed to help us understand hydrogen blending into the natural gas system, identify best practices, and analyze the operational and safety impact on company infrastructure and customer appliances. Carbon offsets and renewable energy credits may also be used to assist with achieving GHG reductions and our Net Zero Goal.
NIPSCO Minority Interest Transaction: On December 31, 2023, we consummated the closing of the NIPSCO Minority Interest Transaction and issued the 19.9% equity interest in NIPSCO Holdings II to BIP in exchange for a capital contribution of $2.16 billion in cash. Refer to Note 4, "Noncontrolling Interest," in the Notes to the Consolidated Financial Statements for more information on this transaction.
Transformation: Our enterprise-wide transformation roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We are committed to identifying and implementing initiatives that will enable us to streamline work and improve logistics company-wide. These efforts include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all of our optimization initiatives will prioritize safety and continue to optimize our long-term growth profile.
Economic Environment: We continue to monitor risks related to order and delivery lead times for construction and other materials, potential unavailability of materials due to global shortages in raw materials, and decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to see increasing prices associated with certain materials and supplies. To the extent that work plan delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected. Refer to Item 1A. Risk Factors, "Financial, Economic and Market Risks" of this Annual Report on Form 10-K for further detail.
We are faced with increased competition for employee and contractor talent in the current labor market which has resulted in increased costs to attract and retain talent. We are ensuring that we use all internal human capital programs (development,

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

leadership enablement programs, succession, performance management) to promote retention of our current employees along with having a competitive and attractive appeal for potential recruits. With a focus on workforce planning, we are evaluating our future talent footprint by creating flexible work arrangements where possible to ensure we have the right people, in the right role, and at the right time. Refer to Item 1A. Risk Factors, "Operational Risks" of this Annual Report on Form 10-K for further detail.
The market price of natural gas has been stable during the last half of 2023 at lower levels than 2022 and with little volatility. Similar to natural gas pricing, electric commodity costs have stayed subdued due to plentiful supplies of natural gas and coal and the growing influence of renewable generation on power market pricing. Changes in commodity prices do not have a material impact on our results of operations, however higher commodity prices can impact our cash flows and liquidity. For more information on our commodity price impacts, see Item 1A. Risk Factors, "Operational Risks" of this Annual Report on Form 10-K, "Results and Discussion of Segment Operations - Gas Distribution Operations," "Results and Discussion of Segment Operations - Electric Operations," and "Market Risk Disclosures."
Due to rising interest rates, we experienced higher interest expense during 2023 compared to 2022 associated with short-term borrowings. We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures" and Item 1A. Risk Factors, "Financial, Economic and Market Risks" of this Annual Report on Form 10-K.
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the years ended December 31, 2023, 2022 and 2021, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions, except per share amounts)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating Revenues	$5,505.4	$5,850.6	$4,899.6	$(345.2)	$951.0
Operating Expenses
Cost of energy	1,533.3	2,110.5	1,392.3	577.2	(718.2)
Other Operating Expenses	2,676.6	2,474.3	2,500.4	(202.3)	26.1
Total Operating Expenses	4,209.9	4,584.8	3,892.7	374.9	(692.1)
Operating Income	1,295.5	1,265.8	1,006.9	29.7	258.9
Total Other Deductions, Net	(481.6)	(309.4)	(300.3)	(172.2)	(9.1)
Income Taxes	139.5	164.6	117.8	25.1	(46.8)
Net Income	674.4	791.8	588.8	(117.4)	203.0
Net (loss) income attributable to noncontrolling interest	(39.9)	(12.3)	3.9	27.6	16.2
Net Income attributable to NiSource	714.3	804.1	584.9	(89.8)	219.2
Preferred dividends and redemption premium	(52.6)	(55.1)	(55.1)	2.5	—
Net Income Available to Common Shareholders	661.7	749.0	529.8	(87.3)	219.2
Basic Earnings Per Share	$1.59	$1.84	$1.35	$(0.25)	$0.49
Diluted Earnings Per Share	$1.48	$1.70	$1.27	$(0.22)	$0.43
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The decrease in net income available to common shareholders during 2023 was primarily due to lower revenue resulting from the effects of weather, the receipt of the insurance settlement related to the Greater Lawrence Incident in 2022, higher other deductions due to higher interest expense in 2023, partially offset by lower tax expense and favorable impact from net loss attributable to noncontrolling interest. The decrease in preferred dividends during 2023 was due primarily to the redemption of Series A Preferred Stock in the second quarter 2023. See Note 6, "Equity," for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Operations" for Gas and Electric Operations in this Management's Discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Other Deductions, Net
The change in Other deductions, net in 2023 compared to 2022 is primarily driven by higher long-term and short-term debt interest in 2023 and higher non-service pension costs offset by increases in AFUDC. See Note 7, "Short-Term Borrowings," Note 8, "Long-Term Debt," and Note 16, "Pension and Other Postemployment Benefits," in the Notes to Consolidated Financial Statements for additional information.
Income Taxes
The decrease in income tax expense in 2023 compared to the same period in 2022 is primarily attributable to lower pre-tax income.
Refer to Note 15, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information on income taxes and the change in the effective tax rate.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations

Financial and operational data for the Gas Distribution Operations segment for the years ended December 31, 2023, 2022 and 2021, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating Revenues	$3,732.7	$4,019.8	$3,183.5	$(287.1)	$836.3
Operating Expenses
Cost of energy	1,087.0	1,534.8	962.7	447.8	(572.1)
Operation and maintenance	1,061.3	1,045.3	993.8	(16.0)	(51.5)
Depreciation and amortization	464.6	415.9	383.0	(48.7)	(32.9)
(Gain) loss on sale of fixed assets and impairments, net	—	(103.9)	8.7	(103.9)	112.6
Other taxes	217.9	211.9	217.8	(6.0)	5.9
Total Operating Expenses	2,830.8	3,104.0	2,566.0	273.2	(538.0)
Operating Income	$901.9	$915.8	$617.5	$(13.9)	$298.3
Revenues
Residential	$2,517.7	$2,609.6	$2,143.4	$(91.9)	$466.2
Commercial	855.3	942.4	731.0	(87.1)	211.4
Industrial	226.4	221.5	197.2	4.9	24.3
Off-System	60.7	192.9	71.3	(132.2)	121.6
Other	72.6	53.4	40.6	19.2	12.8
Total	$3,732.7	$4,019.8	$3,183.5	$(287.1)	$836.3
Sales and Transportation (MMDth)
Residential	215.4	249.0	231.2	(33.6)	17.8
Commercial	164.3	181.3	167.0	(17.0)	14.3
Industrial	517.1	490.7	507.1	26.4	(16.4)
Off-System	31.8	32.3	21.6	(0.5)	10.7
Other	0.3	0.3	0.3	—	—
Total	928.9	953.6	927.2	(24.7)	26.4
Heating Degree Days	4,583	5,436	5,002	(853)	434
Normal Heating Degree Days	5,347	5,347	5,427	—	(80)
% (Warmer) Colder than Normal	(14)%	2%	(8)%
% (Warmer) Colder than Prior Year	(16)%	9%	(2)%
Gas Distribution Customers
Residential	3,010,949	2,991,913	2,970,157	19,036	21,756
Commercial	254,866	254,436	253,987	430	449
Industrial	4,794	4,870	4,921	(76)	(51)
Other	4	3	4	1	(1)
Total	3,270,613	3,251,222	3,229,069	19,391	22,153

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Gas Distribution Operations (continued)
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2023 to 2022 are presented in the respective tables below. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Operations - Gas Distribution Operations," of the Company's 2022 Annual Report on Form 10-K for discussion of underlying reasons for changes in our operating revenues and expenses for 2022 versus 2021.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2023 vs 2022
New rates from base rate proceedings and regulatory capital programs	$241.1
The effects of customer growth	7.5
Higher revenue related to off system sales	2.7
Increased customer usage	1.5
The effects of weather in 2023 compared to 2022	(59.9)
Other	7.4
Change in operating revenues (before cost of energy and other tracked items)	$200.3
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(447.8)
Lower tracker deferrals within operation and maintenance, depreciation, and tax	(31.2)
Reduction in gross receipts tax, offset in operating expenses	(8.4)
Total change in operating revenues	$(287.1)
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
Throughput
The decrease in total volumes sold and transported in 2023 compared to 2022 of 24.7 MMDth is primarily attributable to the effects of warmer weather offset by increased industrial usage.

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

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2023 vs 2022
Property insurance settlement related to the Greater Lawrence Incident in 2022	$(105.0)
Higher depreciation and amortization expense	(50.6)
Higher employee and administrative related expenses	(38.3)
Higher property tax	(14.9)
Impact from Columbia of Ohio's rate case settlement	(9.1)
Higher expenses related to uncollectible customer accounts	(3.8)
Lower environmental remediation costs	12.4
Other	(4.9)
Change in operating expenses (before cost of energy and other tracked items)	$(214.2)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	447.8
Lower tracker deferrals within operation and maintenance, depreciation, and tax	31.2
Increase in gross receipts tax	8.4
Total change in operating expense	$273.2

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations
Financial and operational data for the Electric Operations segment for the years ended December 31, 2023, 2022 and 2021, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Operating Revenues	$1,785.0	$1,831.7	$1,697.1	$(46.7)	$134.6
Operating Expenses
Cost of energy	446.4	575.8	429.7	129.4	(146.1)
Operation and maintenance	518.0	486.2	493.6	(31.8)	7.4
Depreciation and amortization	400.9	362.9	329.4	(38.0)	(33.5)
Loss (gain) on sale of fixed assets and impairments, net	2.2	—	(0.9)	(2.2)	(0.9)
Other taxes	38.8	44.4	57.5	5.6	13.1
Total Operating Expenses	1,406.3	1,469.3	1,309.3	63.0	(160.0)
Operating Income	$378.7	$362.4	$387.8	$16.3	$(25.4)
Revenues
Residential	$583.9	$592.4	$568.0	$(8.5)	$24.4
Commercial	578.1	571.0	534.9	7.1	36.1
Industrial	475.0	561.4	494.1	(86.4)	67.3
Wholesale	32.0	13.5	15.7	18.5	(2.2)
Other	116.0	93.4	84.4	22.6	9.0
Total	$1,785.0	$1,831.7	$1,697.1	$(46.7)	$134.6
Sales (Gigawatt Hours)
Residential	3,262.9	3,482.9	3,546.8	(220.0)	(63.9)
Commercial	3,614.2	3,682.4	3,698.0	(68.2)	(15.6)
Industrial	7,820.3	7,915.3	8,253.7	(95.0)	(338.4)
Wholesale	556.4	50.0	124.7	506.4	(74.7)
Other	78.9	89.5	108.5	(10.6)	(19.0)
Total	15,332.7	15,220.1	15,731.7	112.6	(511.6)
Cooling Degree Days	710	942	1,020	(232)	(78)
Normal Cooling Degree Days	831	831	803	—	28
% (Colder) Warmer than Normal	(15)%	13%	27%
% (Colder) Warmer than prior year	(25)%	(8)%	13%
Electric Customers
Residential	427,217	424,735	422,436	2,482	2,299
Commercial	58,779	58,374	58,010	405	364
Industrial	2,126	2,130	2,137	(4)	(7)
Wholesale	708	710	714	(2)	(4)
Other	3	3	2	—	1
Total	488,833	485,952	483,299	2,881	2,653

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2023 to 2022 are presented in the respective tables below. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Operations - Electric Operations," of the Company's 2022 Annual Report on Form 10-K for discussion of underlying reasons for changes in our operating revenues and expenses for 2022 versus 2021.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2023 vs 2022
New rates from base rate proceedings, regulatory capital, and DSM programs	$103.5
Renewable Joint Venture revenue, fully offset by Joint Venture operating expense and noncontrolling interest net income (loss)	10.2
2022 FAC refund to customers	8.0
FAC over earnings reserve	5.8
The effects of weather in 2023 compared to 2022	(25.6)
Decreased customer usage	(12.8)
Other	0.6
Change in operating revenues (before cost of energy and other tracked items)	$89.7
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(129.4)
Reduction in gross receipts tax, offset in operating expenses	(12.0)
Higher tracker deferrals within operation and maintenance, depreciation and tax	5.0
Total change in operating revenues	$(46.7)
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
Sales
NIPSCO's Electric Segment results remains closely linked to the performance of the steel industry. MWh sales to steel-related industries accounted for approximately 49.3% and 47.4% of the total industrial MWh sales for the years ended December 31, 2023 and 2022, respectively.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2023 vs 2022
Renewable Joint Venture operating expense, partially offset by Joint Venture operating revenues	$(44.7)
Higher depreciation and amortization expense driven by new base rates	(25.0)
Higher outside services expenses	(6.9)
Lower materials and supplies	9.4
Other	(6.2)
Change in operating expenses (before cost of energy and other tracked items)	$(73.4)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	129.4
Reduction in gross receipts tax, offset in operating revenues	12.0
Higher tracker deferrals within operation and maintenance, depreciation and tax	(5.0)
Total change in operating expense	$63.0
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan, which outline the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation at Michigan City by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. See "Project Status" discussion, below, and "Liquidity and Capital Resources" in this Management's Discussion for information on anticipated in-service dates related to our electric generation transition and additional information on our capital investment spend.
NIPSCO continues to work with the EPA to obtain an administrative approval associated with the operation of R.M. Schahfer’s remaining two coal units until 2025. In the event that the approval is not obtained, future operations could be impacted. We cannot estimate the financial impact on us if this approval is not obtained. Refer to Item 1A. Risk Factors, "Operational Risks," of this Annual Report on Form 10-K for further detail.
The current replacement plan is aligned with the Preferred Energy Resource Plan outlined in the 2021 Plan and primarily includes renewable sources of energy, including wind, solar, battery storage, and flexible natural gas resources to be obtained through a combination of NIPSCO ownership and PPAs. NIPSCO has sold, and may in the future sell, renewable energy credits from its renewable generation to third parties to offset customer costs. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy will have an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities.
Since 2020, two wind PPA projects, two wind BTA projects and two solar BTA projects have been placed into service, totaling 1,465 MW of nameplate capacity. NIPSCO has executed commercial agreements for each of the eight remaining identified projects. Dunns Bridge II, Cavalry, Fairbanks, Gibson, GreenRiver, Appleseed, Carpenter and Templeton have received IURC approval. Additional approvals by the IURC may be required to obtain recovery for increases in projects costs. NIPSCO has filed for a new gas peaking facility to be located at R.M. Schahfer Generating Station. On November 22, 2023 the IURC approved NIPSCO's request to convert the Gibson project from a PPA to a BTA. On January 17, 2024 the IURC approved increases to the project costs as well as the full ownership of Cavalry and Dunns Bridge II, allowing NIPSCO to leverage provisions of the IRA to monetize tax credits for the benefit of customers in lieu of utilizing tax equity partnerships. See "Executive Summary - Your Energy, Your Future" in this Management's Discussion for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Electric Operations (continued)

Remaining Renewables Projects	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Cavalry	BTA	Solar & Storage	200	60
Dunns Bridge II	BTA	Solar & Storage	435	75
Fairbanks(1)	BTA	Solar	250	—
Gibson(1)	BTA	Solar	200	—
Green River	20 year PPA	Solar	200	—
Templeton	20 year PPA	Wind	200	—
Carpenter	20 year PPA	Wind	200	—
Appleseed	20 year PPA	Solar	200	—
(1) Under the structure approved by the IURC ownership of Fairbanks and Gibson will be transferred to JVs whose members are expected to include NIPSCO and an unrelated tax equity partner. NIPSCO is evaluating leveraging provisions of the IRA to monetize tax credits for the benefit of customers in lieu of utilizing tax equity partnerships. NIPSCO may seek IURC approval for full ownership of the Fairbanks and Gibson projects.
Project Status. We expect the majority of our remaining BTA and PPA projects to be placed in service in 2024 and 2025. Our contract amendments for these projects formally address inflationary cost pressures communicated from the developers of our solar and storage projects that are primarily due to (i) limited supply of solar panels and other uncertainties related to the U.S. Department of Commerce investigation on Antidumping and Countervailing Duties petition filed by a domestic solar manufacturer (the "DOC Investigation"), (ii) the U.S. Department of Homeland Security's June 2021 Withhold Release Order on silica-based products made by Hoshine Silicon Industry Co., Ltd./Uyghur Forced Labor Prevention Act, (iii) Section 201 Tariffs and (iv) persistent general global supply chain and labor availability issues. We are actively monitoring progress towards project milestones for each of our remaining projects.
In June 2022, the Biden Administration announced a 24-month tariff relief on solar panels subject to the DOC Investigation and authorized the use of the Defense Production Act, to accelerate domestic production of clean energy technologies, including solar panel parts. On August 18, 2023, the department of Commerce issued final determinations in the DOC Investigation and affirmed that tariff relief announced by the Biden Administration in June 2022 would remain in effect until June 2024. At this time, we do not anticipate any significant panel tariffs will impact our solar projects.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.85 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. We entered into a $1.0 billion term agreement in the fourth quarter of 2022 and a $650.0 million term credit agreement in the fourth quarter of 2023. On January 3, 2024, we terminated and repaid in full our $1.0 billion term credit agreement and our $650.0 million term credit agreement. On March 24, 2023, we completed the issuance and sale of $750.0 million of 5.25% senior unsecured notes maturing in 2028, which resulted in approximately $742.2 million of net proceeds after discount and debt issuance costs. On June 8, 2023, we completed the issuance and sale of a reopening of $300.0 million of 5.25% senior unsecured notes maturing in 2028 and $450.0 million of 5.40% senior unsecured notes maturing in 2033, which resulted in approximately $742.5 million of net proceeds after discount and debt issuance costs. On June 15, 2023, we redeemed all 400,000 shares of Series A Preferred Stock for a redemption price of $1,000 per share, or $400.0 million in total. As of December 31, 2023, the ATM program and the associated equity distribution agreements expired. On December 31, 2023, we consummated the NIPSCO Minority Interest Transaction in exchange for a capital contribution of $2.16 billion in cash. See Note 4, "Noncontrolling Interest,", Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Consolidated Financial Statements for more information.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2024 and beyond.
Operating Activities
Net cash from operating activities for the year ended December 31, 2023 was $1,935.1 million, an increase of $525.7 million from 2022. This increase in cash from operating activities was primarily driven by year over year change in accounts receivable collections driven by the implementation of new rates and the impact of lower gas prices as compared to 2022, partially offset by lower accounts payables also driven by lower gas prices.

Investing Activities
Net cash used for investing activities for the year ended December 31, 2023 was $3,571.6 million, an increase of $1,001.4 million from 2022. Our current year investing activities were comprised of increased capital expenditures related to system growth and reliability as well as payments to renewable generation asset developers related to milestone payments for certain of our BTA projects in 2023, as well as the property insurance settlement related to the Greater Lawrence Incident received in the prior year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Capital Expenditures. The table below reflects actual capital expenditures and certain other investing activities by segment for 2023.

Actual
(in millions)	2023
Gas Distribution Operations
System Growth and Tracker	$1,386.8
Maintenance	328.4
Total Gas Distribution Operations(1)	1,715.2
Electric Operations
System Growth and Tracker	440.9
Maintenance	284.6
Generation Transition Investments	13.7
Total Electric Operations(1)	739.2
Corporate and Other Operations - Maintenance(1)	236.3
Total Capital Expenditures(2)	$2,690.7
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
In addition to these capital expenditures, we made $871.2 million of capital investments in the form of milestone and final payments to the renewable generation asset developers. Through December 2023, NiSource has added approximately $1 billion in renewable generation projects to its rate base.
We expect to make capital investments totaling approximately $16.0 billion during the 2024-2028 period related to infrastructure modernization, generation transition and customer growth over the next five years. This forecast incorporates an estimated $1.7 billion of additional investment in renewable generation projects.

(in billions)	2023 Actual	2024 Estimated	2025 Estimated	2026 Estimated	2027 Estimated	2028 Estimated
Capital Investments	$3.6	$3.3 - 3.5	$3.2 - 3.5	$2.9 - 3.2	$2.9 - 3.2	$2.9 - 3.2
Regulatory Capital Programs. We replace pipe and modernize our gas infrastructure to enhance safety and reliability and reduce leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2023, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	IRP - 2023	$522.1	4/21-12/22	2/24/2023	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	CEP - 2023	$482.1	4/21-12/22	2/24/2023	Assets not included in the IRP.
NIPSCO - Gas	TDSIC - 6	$237.8	1/23-2/23	4/28/2023	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas	FMCA - 1	$22.1	1/23-3/23	5/30/2023	Project costs to comply with federal mandates.
Columbia of Virginia	SAVE - 2024	$166.5	10/22-12/24	8/15/2023	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2023	$41.6	1/23-12/23	10/14/2022	Replacement of mains and inclusion of system safety investments.
Columbia of Maryland(2)	STRIDE - 2023	$18.0	1/23-12/23	10/31/2022	Pipeline upgrades designed to improve public safety or infrastructure reliability.
NIPSCO - Electric(3)	TDSIC - 3	$144.8	7/22-1/23	3/28//2023	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
Pending Commission Approval
NIPSCO - Gas	TDSIC - 7	$444.9	1/23-8/23	10/31/2023	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas(4)	FMCA - 2	$49.0	1/23-9/23	11/29/2023	Project costs to comply with federal mandates.
Columbia of Kentucky(5)	SMRP - 2024	$81.9	1/23-12/24	10/13/2023	Replacement of mains and inclusion of system safety investments.
(1)Programs do not include any costs already included in base rates.
(2)Columbia of Maryland’s STRIDE expired December 31, 2023. On June 23, 2023, CMD filed an application for approval of a new five-year STRIDE. On November 21, 2023, the filing was withdrawn. Effective January 1, 2024, the STRIDE capital investments previously recovered are no longer earning a current return.
(3)Coincident with the implementation of Step-1 base rates in August 2023 in Cause No. 45772, TDSIC-3 cumulative capital investment of $554.7 million moved out of this tracker and into base rates.
(4)NIPSCO received approval for a new certificate of public convenience and necessity on December 28, 2022 for an additional Pipeline Safety III Compliance Plan, including $235.3M in capital and $34.1M in operation and maintenance expense project investments.
(5)Columbia of Kentucky placed these rates into effect, as of January 3, 2024, subject to refund, depending on a Commission order ruling on the Application.

On March 30, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of Michigan City Generating Station's CCR ash ponds. The project includes a total estimated $40.0 million of federally mandated retirement costs. On November 2, 2022, NIPSCO Electric filed a petition with the IURC seeking approval of NIPSCO's federally mandated costs for closure of R.M. Schahfer Generation Station's multi-cell unit. The project includes a total estimated $53.0 million of federally mandated retirement costs. Due to the NIPSCO Electric settlement agreement filed on March 10, 2023, both FMCA cases were stayed pending the outcome of the NIPSCO Electric base rate case, which proposed these pond closure costs be recovered through base rates, rather than the FMCA Tracker. NIPSCO received an order approving its electric base rate case settlement on August 2, 2023. Pursuant to that settlement agreement, NIPSCO filed and the IURC approved motions to dismiss the independent FMCA cases related to CCR ash pond recovery, as that recovery will now occur through NIPSCO’s electric base rates. Refer to Note 19, "Other Commitments and Contingencies - D. Environmental Matters," in the Notes to Consolidated Financial Statements for further discussion of the CCRs.
Refer to Note 12, "Regulatory Matters," in the Notes to Consolidated Financial Statements for a further discussion of regulatory developments during 2023.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Financing Activities
Common Stock, Preferred Stock and Equity Unit Sale. Refer to Note 6, "Equity," in the Notes to Consolidated Financial Statements for information on common stock, preferred stock and equity units activity.
Short-term Debt. Refer to Note 7, "Short-Term Borrowings," in the Notes to Consolidated Financial Statements for information on short-term debt.
Long-term Debt. Refer to Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements for information on long-term debt.
Non-controlling Interest. We received $2.16 billion upon closing the NIPSCO Minority Interest Transaction. Proceeds from the closing of the NIPSCO Minority Interest Transaction were used to repay short-term debt, including our credit agreements. Under the terms of the LLC Agreement, Blackstone will provide up to $250 million in additional capital contributions over a three-year period after the Closing, which obligation is backed by an Equity Commitment Letter from an affiliate of Blackstone. Refer to Note 4, "Noncontrolling Interest," and Note 7, "Short-Term Borrowings," in the Notes to Consolidated Financial Statements for more information.

Sources of Liquidity
The following table displays our liquidity position as of December 31, 2023 and 2022:

Year Ended December 31, (in millions)	2023	2022
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	383.9	447.2
Less:
Commercial Paper	1,061.0	415.0
Accounts Receivable Programs Utilized	337.6	347.2
Letters of Credit Outstanding Under Credit Facility	9.9	10.2
Add:
Cash and Cash Equivalents	2,245.4	40.8
Net Available Liquidity	$3,070.8	$1,565.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2023, the ratio was 58.2%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of December 31, 2023. There have been no changes to our credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit ratings or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of December 31, 2023, a collateral requirement of approximately $90.1 million would be required in the event of a downgrade below investment grade. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, of which 750,000,000 are common stock and 20,000,000 are preferred stock. As of December 31, 2023, 447,381,671 shares of common stock and 40,000 shares of preferred stock were outstanding. For more information regarding our common and preferred stock, see Note 6, "Equity," in the Notes to Consolidated Financial Statements.
Contractual Obligations, Cash Requirements and Off-Balance Sheet Arrangements
We have certain contractual obligations requiring payments at specified periods. Our material cash requirements are detailed below. We intend to use funds from the liquidity sources referenced above to meet these cash requirements.
At December 31, 2023, we had $11,079.3 million in long-term debt and $3,048.6 million in short-term borrowings outstanding.
During 2024 and 2025, we expect to make cash payments of $652.0 million and $485.7 million, respectively, related to pipeline service obligations including demand for gas transportation, gas storage and gas purchases.
Our expected payments include employer contributions to pension and other postretirement benefits plans expected to be made in 2024. Plan contributions beyond 2024 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2024, we expect to make contributions of approximately $2.2 million to our pension plans and approximately $23.1 million to our postretirement medical and life plans. Refer to Note 16, "Pension and Other Postemployment Benefits," in the Notes to Consolidated Financial Statements for more information.
We cannot reasonably estimate the settlement amounts or timing of cash flows related to certain of our long-term obligations classified as "Total Other Liabilities" on the Consolidated Balance Sheets.
We have uncertain income tax positions for which we are unable to predict when the matters will be resolved. Refer to Note 15, "Income Taxes," in the Notes to Consolidated Financial Statements for more information.
NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. See Note 19, "Other Commitments and Contingencies - A. Contractual Obligations," and Note 19, "Other Commitments and Contingencies," - E. "Other Matters - Generation Transition," in the Notes to Consolidated Financial Statements for additional information.
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
Commodity price risk resulting from derivative activities at our rate-regulated subsidiaries is limited and does not bear significant exposure to earnings risk, since our current regulatory mechanisms allow recovery of prudently incurred purchased power, fuel and gas costs through the rate-making process, including gains or losses on these derivative instruments. These changes are included in the GCA and FAC regulatory rate-recovery mechanisms. If these mechanisms were to be adjusted or

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

eliminated, these subsidiaries may begin providing services without the benefit of the traditional rate-making process and may be more exposed to commodity price risk. For additional information, see "Results and Discussion of Operations" in this Management's Discussion.
Certain of our subsidiaries are required to make cash margin deposits with their brokers to cover actual and potential losses in the value of outstanding exchange traded derivative contracts. The amount of these deposits, some of which are reflected in our restricted cash balance, may fluctuate significantly during periods of high volatility in the energy commodity markets.
Refer to Note 13, "Risk Management Activities," in the Notes to Consolidated Financial Statements for further information on our commodity price risk assets and liabilities as of December 31, 2023 and 2022.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, term credit agreements and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $18.9 million and $8.7 million for 2023 and 2022, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future debt issuances. From time to time, we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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
Basis of Accounting for Rate-Regulated Subsidiaries. ASC Topic 980, Regulated Operations, provides that rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be billed and collected. Accordingly, certain expenses and credits subject to utility regulation or rate determination normally reflected in income may be deferred on the Consolidated Balance Sheets and recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected on the Consolidated Balance Sheets were $2,460.2 million and $1,789.3 million at December 31, 2023, and $2,580.8 million and $2,012.6 million at December 31, 2022, respectively. For additional information, refer to Note 12, "Regulatory Matters," in the Notes to Consolidated Financial Statements.
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
One of the more significant items recorded through the application of this accounting guidance is the regulatory overlay for JV accounting. The application of HLBV to consolidated VIEs generally results in the recognition of profit from the related JVs over a time frame that is different from when the regulatory return is earned. In accordance with the principles of ASC 980, we have recognized a regulatory deferral of certain amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. For additional information, refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. Noncontrolling Interest," in the Notes to Consolidated Financial Statements.
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
The expected long-term rate of return on plan assets is a component utilized in calculating annual pension and other postretirement benefit plan costs. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, target asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rate of return on assets. For measurement of 2023 net periodic benefit cost, we selected a weighted-average assumption of the expected pre-tax long-term rate of return of 7.00% and 6.96% for our pension and other postretirement benefit plan assets, respectively. For measurement of 2024 net periodic benefit cost, we selected a weighted-average assumption of the expected pre-tax long-term rate of return of 7.02% and 7.06 % respectively, for our pension and other postretirement benefit plan assets.
We estimate the assumed health care cost trend rate, which is used in determining our other postretirement benefit net expense, based upon our actual health care cost experience, the effects of recently enacted legislation, third-party actuarial surveys and general economic conditions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

We utilize a full yield curve approach to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For further discussion of our pension and other postretirement benefits, see Note 16, "Pension and Other Postemployment Benefits," in the Notes to Consolidated Financial Statements.
Typically, we use the Society of Actuaries’ most recently published mortality data in developing a best estimate of mortality as part of the calculation of the pension and other postretirement benefit obligations. We adopted Aon's U.S. Endemic Mortality Improvement scale MP-2021, accounting for both the near-term and long-term COVID-19 impacts.
The following tables illustrate the effects of changes in these actuarial assumptions while holding all other assumptions constant:

	Impact on December 31, 2023 Projected Benefit Obligation Increase/(Decrease)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(51.8)	$(20.5)
-50 basis points change in discount rate	55.9	22.3

	Impact on 2023 Expense Increase/(Decrease)(1)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(1.6)	$0.3
-50 basis points change in discount rate	1.4	(0.3)
+50 basis points change in expected long-term rate of return on plan assets	(6.8)	(1.1)
-50 basis points change in expected long-term rate of return on plan assets	6.8	1.1
(1)Before labor capitalization and regulatory deferrals.
Goodwill and Other Intangible Assets. We have six goodwill reporting units, comprised of the six state operating companies within the Gas Distribution Operations reportable segment. Our goodwill assets at December 31, 2023 were $1,486 million, most of which resulted from the acquisition of Columbia on November 1, 2000.
As required by GAAP, we test for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. Our annual goodwill test takes place in the second quarter of each year and was performed on May 1, 2023. A qualitative ("Step 0") test was completed on May 1, 2023, for all reporting units. In the Step 0 analysis, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the applicable reporting units as compared to the baseline "step 1" fair value measurement performed May 1, 2020. The results of this assessment indicated that it was more likely than not that the estimated fair value of the reporting units substantially exceeded the related carrying values of our reporting units; therefore, no "step 1" analysis was required and no impairment charges were indicated. Since the annual evaluation, there have been no indications that the fair values of the goodwill reporting units have decreased below the carrying values.
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
See Note 10, "Goodwill," in the Notes to Consolidated Financial Statements for further information.
Unbilled Revenue. We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon historical usage, customer rates and weather. As of December 31, 2023, we recorded $337.6 million of customer

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

accounts receivable for unbilled revenue. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Refer to Note 3, "Revenue Recognition," in the Notes to Consolidated Financial Statements for additional information regarding our significant judgments and estimates related to unbilled revenue recognition.
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
We account for uncertain income tax positions using a benefit recognition model with a two-step approach including a more-likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluate each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of tax benefits to be recorded in the consolidated financial statements. At December 31, 2023 and 2022, we had $21.7 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.
On a quarterly basis, we evaluate our deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. We establish a valuation allowance when we conclude it is more likely than not that all, or a portion, of a deferred tax asset will not be realized in future periods. Significant judgment is required to determine the amount of tax benefits expected to be realized. At December 31, 2023 and 2022, we had established $6.4 million and $7.8 million, respectively, of valuation allowances (net of federal benefit) related to certain state net operating loss carryforwards. Refer to Note 15, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related statements of consolidated income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Non-Controlling Interest - Minority Interest Investment in NIPSCO Holdings II LLC – Refer to Notes 1, 4, 6, and 15 to the financial statements
Critical Audit Matter Description
On December 31, 2023, the Company consummated the closing of the issuance of a 19.9% equity interest in NIPSCO Holdings II LLC, a wholly-owned subsidiary of the Company and the sole owner of Northern Indiana Public Service Company LLC (“NIPSCO”), to BIP BLUE BUYER L.L.C., an affiliate of Blackstone Infrastructure Partners. At closing, BIP BLUE BUYER L.L.C., acquired a 19.9% equity interest in NIPSCO Holdings II LLC in exchange for making a capital contribution of $2.16 billion in cash to NIPSCO Holdings II LLC. Upon consummation of the minority interest transaction, the Company owns an 80.1% controlling indirect equity interest in NIPSCO LLC while BIP BLUE BUYER L.L.C., owns the remaining 19.9% indirect equity interest.
We identified the $2.16 billion minority interest investment in NIPSCO Holdings II LLC as a critical audit matter due to the significant degree of judgement involved in complex accounting and tax conclusions. This required a significant degree of auditor judgment when performing audit procedures, including the need to involve professionals in our firm with the

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
appropriate expertise to assist us in evaluating management’s conclusions around the accounting and tax treatment for the transaction.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the minority interest investment in NIPSCO Holdings II LLC included the following, among others:
•We tested the effectiveness of controls over the accounting assessment for this transaction, including the controls over technical accounting conclusions and income tax treatment of this transaction.
•We evaluated management’s conclusions related to accounting for the transaction by:
▪Obtaining and reading the contractual agreements related to this transaction,
▪Involving professionals in our firm with the appropriate expertise in accounting for minority interest transactions to evaluate the work performed by management related to the accounting treatment of the transaction,
▪Involving professionals in our firm with the appropriate expertise in income taxes to evaluate the work performed by management related to the tax treatment of the transaction,
•We evaluated the appropriateness of the Company’s disclosures related to the minority interest investment, including balances recorded.

Regulatory Matters - Impact of Rate Regulation on the Financial Statements - Refer to Notes 1, 9, and 12 to the financial statements
Critical Audit Matter Description
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
We identified the impact of rate regulation, specifically certain regulatory assets and liabilities at the Company’s Northern Indiana Public Service Company LLC and Columbia Gas of Ohio, Inc. subsidiaries, as a critical audit matter due to the significant judgments made by management to support its assertions about certain account balances and the significant degree of subjectivity involved in assessing the likelihood of recovery of incurred costs in current or future rates due in part to uncertainty related to future decisions by the rate regulators. This required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and a significant degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation related to the uncertainty of future decisions by the rate regulators, specifically the Indiana Utility Regulatory Commission (IURC) and the Public Utility Commission of Ohio (PUCO), included the following, among others:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
•We tested the effectiveness of management’s controls over (1) the evaluation of the likelihood of (a) the recovery of costs deferred as regulatory assets in future periods, and (b) regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates; and (2) the evaluation of Hypothetical Liquidation Book Value (HLBV) Models for the company’s Renewable Joint Ventures and its impact on the Company’s regulatory assets for recovery in rate base.
•We read relevant regulatory orders issued by the IURC and the PUCO, including regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or a future reduction in rates based on precedents of the commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness, including the implementation of new rate orders at Northern Indiana Public Service Company LLC’s electric business and Columbia Gas of Ohio, Inc.
•For the Northern Indiana Public Service Company LLC gas base rate case proceeding, we inspected the Company’s and intervenors’ filings with the commissions that may impact the Company’s future rates, for any evidence that might contradict management’s assertions related to recoverability of recorded assets.
•We inquired of management about property, plant, and equipment that may be abandoned with an emphasis on the generation strategy related to Northern Indiana Public Service Company LLC’s R.M. Schahfer and Michigan City Generating Stations. We inspected minutes of the board of directors and regulatory orders and other filings with the IURC to identify evidence that may contradict management’s assertion regarding probability of an abandonment.
•We read the relevant regulatory orders issued by the IURC for the Company’s renewable energy investments. We evaluated the appropriateness of recognizing a regulatory liability or asset representing timing differences between the profit allocated under the HLBV method related to the consolidated joint ventures and the allowed earnings included in regulatory rates. We also evaluated the appropriateness of the offset to the regulatory liability or asset recorded in depreciation expense.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 21, 2024

We have served as the Company's auditor since 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2023	2022	2021
Operating Revenues
Customer revenues	$5,347.8	$5,738.6	$4,731.3
Other revenues	157.6	112.0	168.3
Total Operating Revenues	5,505.4	5,850.6	4,899.6
Operating Expenses
Cost of energy	1,533.3	2,110.5	1,392.3
Operation and maintenance	1,494.9	1,489.4	1,456.0
Depreciation and amortization	908.2	820.8	748.4
Loss (gain) on sale of assets, net	2.9	(104.2)	7.7
Other taxes	270.6	268.3	288.3
Total Operating Expenses	4,209.9	4,584.8	3,892.7
Operating Income	1,295.5	1,265.8	1,006.9
Other Income (Deductions)
Interest expense, net	(489.6)	(361.6)	(341.1)
Other, net	8.0	52.2	40.8
Total Other Deductions, Net	(481.6)	(309.4)	(300.3)
Income before Income Taxes	813.9	956.4	706.6
Income Taxes	139.5	164.6	117.8
Net Income	674.4	791.8	588.8
Net (loss) income attributable to noncontrolling interest	(39.9)	(12.3)	3.9
Net Income attributable to NiSource	714.3	804.1	584.9
Preferred dividends	(42.8)	(55.1)	(55.1)
Preferred redemption premium	(9.8)	—	—
Net Income Available to Common Shareholders	661.7	749.0	529.8
Earnings Per Share
Basic Earnings Per Share	$1.59	$1.84	$1.35
Diluted Earnings Per Share	$1.48	$1.70	$1.27
Basic Average Common Shares Outstanding	416.1	407.1	393.6
Diluted Average Common Shares	447.9	442.7	417.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2023	2022	2021
Net Income	$674.4	$791.8	$588.8
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities(1)	3.9	(13.3)	(3.9)
Net unrealized (loss) gain on cash flow hedges(2)	(0.2)	109.9	25.4
Unrecognized pension and OPEB benefit (costs)(3)	(0.2)	(6.9)	8.4
Total other comprehensive income	3.5	89.7	29.9
Total Comprehensive Income	$677.9	$881.5	$618.7
(1) Net unrealized gain (loss) on available-for-sale securities, net of $1.0 million tax expense, $3.5 million tax benefit and $1.0 million tax benefit in 2023, 2022 and 2021, respectively.
(2) Net unrealized (loss) gain on derivatives qualifying as cash flow hedges, net of $0.1 million tax benefit, $36.4 million tax expense and $8.4 million tax expense in 2023, 2022 and 2021, respectively.
(3) Unrecognized pension and OPEB benefit (costs), net of $0.1 million tax benefit, $2.3 million tax benefit and $3.8 million tax expense in 2023, 2022 and 2021, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2023	December 31, 2022
ASSETS
Property, Plant and Equipment
Plant	$30,482.1	$27,551.3
Accumulated depreciation and amortization	(8,207.2)	(7,708.7)
Net Property, Plant and Equipment(1)	22,274.9	19,842.6
Investments and Other Assets
Unconsolidated affiliates	5.3	1.6
Available-for-sale debt securities (amortized cost of $169.0 and $166.7, allowance for credit losses of $0.6 and $0.9, respectively)	159.1	151.6
Other investments	82.7	71.0
Total Investments and Other Assets	247.1	224.2
Current Assets
Cash and cash equivalents	2,245.4	40.8
Restricted cash	35.7	34.6
Accounts receivable	884.9	1,065.8
Allowance for credit losses	(22.9)	(23.9)
Accounts receivable, net	862.0	1,041.9
Gas storage	265.8	531.7
Materials and supplies, at average cost	172.1	151.4
Electric production fuel, at average cost	65.3	68.8
Exchange gas receivable	66.0	128.1
Regulatory assets	214.3	233.2
Deposits to renewable generation asset developer	454.2	143.8
Prepayments and other	118.6	210.0
Total Current Assets(1)	4,499.4	2,584.3
Other Assets
Regulatory assets	2,245.9	2,347.6
Goodwill	1,485.9	1,485.9
Deferred charges and other	324.0	252.0
Total Other Assets	4,055.8	4,085.5
Total Assets	$31,077.2	$26,736.6
(1)Includes $1,369.8 million and $978.5 million in 2023 and 2022, respectively, of net property, plant and equipment assets and $63.6 million and $25.7 million in 2023 and 2022, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interest," for additional information.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 750,000,000 shares authorized; 447,381,671 and 412,142,602 shares outstanding, respectively	$4.5	$4.2
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 40,000 and 1,302,500 shares outstanding, respectively	486.1	1,546.5
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	8,879.5	7,375.3
Retained deficit	(967.0)	(1,213.6)
Accumulated other comprehensive loss	(33.6)	(37.1)
Total NiSource Stockholders' Equity	8,269.6	7,575.4
Noncontrolling interest in consolidated subsidiaries	1,866.7	326.4
Total Stockholders’ Equity	10,136.3	7,901.8
Long-term debt, excluding amounts due within one year	11,055.5	9,523.6
Total Capitalization	21,191.8	17,425.4
Current Liabilities
Current portion of long-term debt	23.8	30.0
Short-term borrowings	3,048.6	1,761.9
Accounts payable	749.4	899.5
Customer deposits and credits	294.4	324.7
Taxes accrued	166.2	246.2
Interest accrued	136.1	138.4
Asset retirement obligations	72.5	35.5
Exchange gas payable	50.5	147.6
Regulatory liabilities	278.6	236.8
Accrued compensation and employee benefits	227.6	167.5
Obligations to renewable generation asset developer	—	347.2
Other accruals	217.4	325.2
Total Current Liabilities(1)	5,265.1	4,660.5
Other Liabilities
Deferred income taxes	2,080.4	1,854.5
Accrued liability for postretirement and postemployment benefits	250.1	245.5
Regulatory liabilities	1,510.7	1,775.8
Asset retirement obligations	480.5	478.1
Other noncurrent liabilities and deferred credits	298.6	296.8
Total Other Liabilities(1)	4,620.3	4,650.7
Commitments and Contingencies (Refer to Note 19, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$31,077.2	$26,736.6
(1)Includes $68.3 million and $128.2 million in 2023 and 2022, respectively, of current liabilities and $55.7 million and $30.6 million in 2023 and 2022, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interest," for additional information.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2023	2022	2021
Operating Activities
Net Income	$674.4	$791.8	$588.8
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	908.2	820.8	748.4
Deferred income taxes and investment tax credits	134.1	156.9	111.9
Stock compensation expense and 401(k) profit sharing contribution	33.5	24.9	24.3
Loss (gain) on sale of assets	2.9	(105.3)	5.6
Other adjustments	(17.9)	5.7	(0.7)
Changes in Assets and Liabilities:
Accounts receivable	184.1	(216.3)	(40.3)
Gas storage and other inventories	233.9	(258.9)	(112.9)
Accounts payable	(171.8)	165.0	54.9
Exchange gas receivable/payable	126.5	57.8	(114.2)
Other accruals	(102.9)	73.4	43.0
Prepayments and other current assets	36.7	(9.8)	(36.6)
Regulatory assets/liabilities	(26.2)	(129.4)	76.8
Postretirement and postemployment benefits	(22.0)	84.7	(96.4)
Deferred charges and other noncurrent assets	(10.1)	(4.1)	(4.7)
Other noncurrent liabilities and deferred credits	(48.3)	(47.8)	(30.0)
Net Cash Flows from Operating Activities	1,935.1	1,409.4	1,217.9
Investing Activities
Capital expenditures	(2,645.8)	(2,203.1)	(1,838.0)
Insurance Recoveries	3.0	105.0	—
Cost of removal	(160.8)	(151.7)	(121.1)
Purchases of available-for-sale securities	(42.8)	(73.5)	(102.9)
Sales of available-for-sale securities	39.9	75.7	97.8
Milestone and final payments to renewable generation asset developer	(761.4)	(323.9)	(240.4)
Other investing activities	(3.7)	1.3	(1.0)
Net Cash Flows used for Investing Activities	(3,571.6)	(2,570.2)	(2,204.9)
Financing Activities
Proceeds from issuance of long-term debt	1,488.7	345.6	—
Repayments of long-term debt and finance lease obligations	(33.1)	(60.3)	(25.7)
Issuance of short term credit agreements	650.0	1,000.0	—
Net change in commercial paper and other short-term borrowings	636.4	202.2	57.0
Issuance of common stock, net of issuance costs	12.9	154.3	299.6
Payment of obligation to renewable generation asset developer	(347.2)	—	—
Equity costs, premiums and other debt related costs	(30.2)	(13.0)	(18.2)
Contributions from noncontrolling interests	2,402.8	21.2	245.1
Distributions to noncontrolling interest	(14.1)	(6.0)	(0.6)
Issuance of equity units, net of underwriting costs	—	—	839.9
Redemption of preferred stock	(393.9)	—	—
Dividends paid - common stock	(413.5)	(381.5)	(345.2)
Preferred stock redemption premium	(6.2)	—	—
Dividends paid - preferred stock	(43.8)	(55.1)	(55.1)
Contract liability payment	(66.6)	(66.1)	(40.5)
Net Cash Flows from Financing Activities	3,842.2	1,141.3	956.3
Change in cash, cash equivalents and restricted cash	2,205.7	(19.5)	(30.7)
Cash, cash equivalents and restricted cash at beginning of period	75.4	94.9	125.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,281.1	$75.4	$94.9

Reconciliation to Balance Sheet	2023	2022	2021
Cash and cash equivalents	2,245.4	40.8	84.2
Restricted Cash	35.7	34.6	10.7
Total Cash, Cash Equivalents and Restricted Cash	2,281.1	75.4	94.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2021	$3.9	$880.0	$(99.9)	$6,890.1	$(1,765.2)	$(156.7)	$85.6	$5,837.8
Comprehensive Income:
Net Income	—	—	—	—	584.9	—	3.9	588.8
Other comprehensive income, net of tax	—	—	—	—	—	29.9	—	29.9
Dividends:
Common stock ($0.88 per share)	—	—	—	—	(345.5)	—	—	(345.5)
Preferred stock (See Note 6)	—	—	—	—	(55.1)	—	—	(55.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	236.7	236.7
Distributions to noncontrolling interest	—	—	—	—	—	—	(0.6)	(0.6)
Stock issuances:
Equity Units	—	666.5	—	—	—	—	—	666.5
Employee stock purchase plan	—	—	—	5.0	—	—	—	5.0
Long-term incentive plan	—	—	—	11.8	—	—	—	11.8
401(k) and profit sharing	—	—	—	9.5	—	—	—	9.5
ATM Program	0.2	—	—	287.9	—	—	—	288.1
Balance as of December 31, 2021	$4.1	$1,546.5	$(99.9)	$7,204.3	$(1,580.9)	$(126.8)	$325.6	$7,272.9
Comprehensive Income:
Net Income (Loss)	—	—	—	—	804.1	—	(12.3)	791.8
Other comprehensive income, net of tax	—	—	—	—	—	89.7	—	89.7
Dividends:
Common stock ($0.94 per share)	—	—	—	—	(381.7)	—	—	(381.7)
Preferred stock (See Note 6)	—	—	—	—	(55.1)	—	—	(55.1)
Contributions from noncontrolling interest	—	—	—	—	—	—	19.1	19.1
Distributions to noncontrolling interest	—	—	—	—	—	—	(6.0)	(6.0)
Stock issuances:
Employee stock purchase plan	—	—	—	5.2	—	—	—	5.2
Long-term incentive plan	—	—	—	14.3	—	—	—	14.3
401(k) and profit sharing	—	—	—	9.7	—	—	—	9.7
ATM Program	0.1	—	—	141.8	—	—	—	141.9
Balance as of December 31, 2022	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net Income (Loss)	—	—	—	—	714.3	—	(39.9)	674.4
Other comprehensive income, net of tax	—	—	—	—	—	3.5	—	3.5
Dividends:
Common stock ($1.00 per share)	—	—	—	—	(414.1)	—	—	(414.1)
Preferred stock (See Note 6)	—	—	—	—	(43.8)	—	—	(43.8)
Noncontrolling Interests:
Issuance of noncontrolling interest(2)	—	—	—	809.6	—	—	1,361.1	2,170.7
Contributions from noncontrolling interest (3)	—	—	—	—	—	—	233.2	233.2
Distributions to noncontrolling interest	—	—	—	—	—	—	(14.1)	(14.1)
Stock issuances (redemptions):
Equity Units	0.3	(666.5)	—	666.2	—	—	—	—
Series A Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Series A Preferred stock redemption premium	—	—	—	—	(9.8)	—	—	(9.8)
Employee stock purchase plan	—	—	—	5.9	—	—	—	5.9
Long-term incentive plan	—	—	—	12.6	—	—	—	12.6
401(k) and profit sharing	—	—	—	9.9	—	—	—	9.9
Balance as of December 31, 2023	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
(1) Series A and Series C shares had an aggregate liquidation preference of $400M and $863M, respectively. Series B has an aggregate liquidation preference of $500M See Note 6, "Equity," for additional information.
(2) Relates to the NIPSCO Minority Interest Transaction. See Note 4, "Noncontrolling Interest," for additional discussion.
(3) Contributions from noncontrolling interest is net of transaction costs.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (continued)

	Preferred	Common
(in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2021	440	395,723	(3,963)	391,760
Issued:
Equity Units(1)	863	—	—	—
Employee stock purchase plan	—	209	—	209
Long-term incentive plan	—	418	—	418
401(k) and profit sharing plan	—	391	—	391
ATM Program	—	12,525	—	12,525
Balance as of December 31, 2021	1,303	409,266	(3,963)	405,303
Issued:
Employee stock purchase plan	—	186	—	186
Long-term incentive plan	—	375	—	375
401(k) and profit sharing plan	—	337	—	337
ATM Program	—	5,942	—	5,942
Balance as of December 31, 2022	1,303	416,106	(3,963)	412,143
Issued/(Redeemed):
Employee stock purchase plan	—	216	—	216
Long-term incentive plan	—	758	—	758
401(k) and profit sharing plan	—	366	—	366
Equity Units(1)	(863)	33,899	—	33,899
Series A Preferred Stock	(400)	—	—	—
Balance as of December 31, 2023	40	451,345	(3,963)	447,382
(1) )See Note 6, "Equity," for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
1.     Nature of Operations and Summary of Significant Accounting Policies
A.           Company Structure and Principles of Consolidation. We are an energy holding company incorporated in Delaware and headquartered in Merrillville, Indiana. Our subsidiaries are fully regulated natural gas and electric utility companies serving approximately 3.8 million customers in six states. We generate substantially all of our operating income through these rate-regulated businesses. The consolidated financial statements include the accounts of us, our majority-owned subsidiaries, and VIEs of which we are the primary beneficiary after the elimination of all intercompany accounts and transactions.
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
C.           Cash, Cash Equivalents and Restricted Cash. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We report amounts deposited in brokerage accounts for margin requirements as restricted cash. In addition, we have amounts deposited in trusts to satisfy requirements for the provision of various property, liability, workers compensation, and long-term disability insurance, and holdbacks related to certain joint venture development agreements which is classified as restricted cash on the Consolidated Balance Sheets and disclosed with cash and cash equivalents on the Statements of Consolidated Cash Flows.
D.           Accounts Receivable and Unbilled Revenue. Accounts receivable on the Consolidated Balance Sheets includes both billed and unbilled amounts. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from their last cycle billing date through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, weather and reasonable and supportable forecasts. Accounts receivable fluctuates from year to year depending in large part on weather impacts and price volatility. Our accounts receivable on the Consolidated Balance Sheets include unbilled revenue, less reserves. The reserve for uncollectible receivables is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determined the reserve based on historical collection experience, current market conditions and reasonable and supportable forecasts. Account balances are charged against the allowance when it is anticipated the receivable will not be recovered. Refer to Note 3, "Revenue Recognition," for additional information on customer-related accounts receivable, including amounts related to unbilled revenues.
E.       Investments in Debt Securities. Our investments in debt securities are carried at fair value and are designated as available-for-sale. These investments are included within “Available-for-sale debt securities” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are recorded to accumulated other comprehensive income or loss. At each reporting period these investments are qualitatively and quantitatively assessed to determine whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. Impairments related to credit loss are recorded through an allowance for credit losses. Impairments that are not related to credit losses are included in other comprehensive income and are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2023, 2022 or 2021. Refer to Note 14, "Fair Value," for additional information.
F.           Basis of Accounting for Rate-Regulated Subsidiaries. Rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be billed and collected. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the Consolidated Balance Sheets and are later recognized in income as the related amounts are included in customer rates and recovered from or refunded to customers.
We continually evaluate whether or not our operations are within the scope of ASC 980 and rate regulations. As part of that analysis, we evaluate probability of recovery for our regulatory assets. In management’s opinion, our regulated subsidiaries will be subject to regulatory accounting for the foreseeable future. Refer to Note 12, "Regulatory Matters," for additional information.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Non-utility property includes renewable generation assets owned by JVs of which we are the primary beneficiary and is generally depreciated over the life of the associated assets. Refer to Note 9, "Property, Plant and Equipment," for additional information related to depreciation expense.
For rate-regulated companies where provided for in rates, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. Our consolidated pre-tax rate for AFUDC was 3.9% in 2023, 3.4% in 2022 and 3.3% in 2021.
Generally, our subsidiaries follow the practice of charging maintenance and repairs, including the cost of removal of minor items of property, to expense as incurred. When our subsidiaries retire regulated property, plant and equipment, original cost plus the cost of retirement, less salvage value, is charged to accumulated depreciation. However, when it becomes probable a regulated asset will be retired substantially in advance of its original expected useful life or is abandoned, the cost of the asset and the corresponding accumulated depreciation is recognized as a separate asset. If the asset is still in operation, the gross amounts are classified as "Non-Utility and Other " as described in Note 9, "Property, Plant and Equipment." If the asset is no longer operating but still subject to recovery, the net amount is classified in "Regulatory assets" on the Consolidated Balance Sheets. If we are able to recover a full return of and on investment, the carrying value of the asset is based on historical cost. If we are not able to recover a full return on investment, a loss on impairment is recognized to the extent the net book value of the asset exceeds the present value of future revenues discounted at the incremental borrowing rate.
External and internal costs associated with on-premise computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. External and internal up-front implementation costs associated with cloud computing arrangements that are service contracts are deferred on the Consolidated Balance Sheets. Once the installed software is ready for its intended use, such deferred costs are amortized on a straight-line basis to "Operation and maintenance," over the minimum term of the contract plus contractually-provided renewal periods that are reasonably expected to be exercised.
H.           Goodwill and Other Intangible Assets. Substantially all of our goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. We test our goodwill for impairment annually as of May 1, or more frequently if events and circumstances indicate that goodwill might be impaired. Fair value of our reporting units is determined using a combination of income and market approaches. See Note 10, "Goodwill," for additional information.
I.         Accounts Receivable Transfer Programs. Certain of our subsidiaries have agreements with third parties to transfer certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2023 and 2022 Consolidated Balance Sheets. When amounts are securitized, the short-term debt is recorded in the amount of proceeds received from the transferees involved in the transactions. Refer to Note 7, "Short-Term Borrowings," for further information.
J.           Gas Cost and Fuel Adjustment Clause. Our regulated subsidiaries defer most differences between gas and fuel purchase costs and the recovery of such costs in revenues and adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions. These deferred balances are recorded as "Regulatory assets" or "Regulatory liabilities," as appropriate, on the Consolidated Balance Sheets. Refer to Note 12, "Regulatory Matters," for additional information.
K.           Gas Storage and Other Inventories. Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for all of our regulated subsidiaries. Inventory valued using LIFO was $43.9 million and $43.0 million at December 31, 2023 and 2022, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was less than the stated LIFO cost by $22.5 million at December 31, 2023 and was greater than the stated LIFO cost by $7.7 million at December 31, 2022. As all LIFO inventory costs are collected from customers through our rate-regulated subsidiaries, no inventory impairment has been recorded. Gas inventory valued using the weighted average cost methodology was $222.0 million at December 31, 2023 and $488.7 million at December 31, 2022.
Electric production fuel is valued using the weighted average cost inventory methodology, as approved by NIPSCO's regulator.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Materials and supplies are valued using the weighted average cost inventory methodology. Materials and supplies are charged to expense or capitalized to property, plant and equipment when issued.
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
We do not offset the fair value amounts recognized for any of our derivative instruments against the fair value amounts recognized for the right to reclaim cash collateral or obligation to return cash collateral for derivative instruments executed with the same counterparty under a master netting arrangement. See Note 13, "Risk Management Activities," for additional information.
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
O.           Pension Remeasurement. We utilize a third-party actuary for the purpose of performing actuarial valuations of our defined benefit plans. Annually, as of December 31, we perform a remeasurement for our defined benefit plans. Quarterly, we monitor for significant events, and if a significant event is identified, we perform a qualitative and quantitative assessment to determine if the resulting remeasurement would materially impact the NiSource financial statements. If material, an interim remeasurement is performed. See Note 16, "Pension and Other Postemployment Benefits," for additional information.
P.           Environmental Expenditures. We accrue for costs associated with environmental remediation obligations, including expenditures related to asset retirement obligations and cost of removal, when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The undiscounted estimated future expenditures are based on currently enacted laws and regulations, existing technology and estimated site-specific costs where assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. The liability is adjusted as further information is discovered or circumstances change. The accruals for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Other accruals” for short-term portions of these liabilities and “Other noncurrent liabilities” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying regulatory accounting establish regulatory assets on the Consolidated Balance Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process. Refer to Note 11, "Asset Retirement Obligations," and Note 19, "Other Commitments and Contingencies," for further information.

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

S.     Noncontrolling Interest. We maintain a controlling financial interest in certain of our less than wholly owned subsidiaries. We consolidate these subsidiaries as either voting interest entities or VIEs and present the third-party investors' portion of our net income (loss), net assets and comprehensive income (loss) as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Consolidated Balance Sheet.
On December 31, 2023, the NIPSCO Minority Interest Transaction closed and a 19.9% equity interest in NIPSCO Holdings II, the sole owner of NIPSCO, was issued to an affiliate of Blackstone. NIPSCO Holdings II does not meet the criteria of a VIE and instead is consolidated under the voting interest model in accordance with ASC 810 as we maintain control through a majority interest in NIPSCO Holdings II. Refer to Note 4, "Noncontrolling Interest," for further discussion on the NIPSCO Minority Interest Transaction.
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
In each reporting period, the application of HLBV to our consolidated VIEs results in a difference between the amount of profit from the consolidated JVs and the amount included in regulated rates. As discussed above in "F. Basis of Accounting for Rate-Regulated Subsidiaries," we are subject to the accounting and reporting requirements of ASC 980. In accordance with these principles, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation expense" on the Statements of Consolidated Income.
2.     Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-05, Business Combinations- Joint Venture Formations. This pronouncement codifies ASU 805-60 to provide guidance for the recognition and initial measurement of joint venture formations. This guidance requires that the initial assets contributed and liabilities assumed be recognized and measured at fair value, with additional disclosure requirements during the period a joint venture is formed. The pronouncement is effective for joint ventures formed on or after January 1, 2025. We are currently evaluating the impact of this pronouncement on the formation of future joint ventures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This pronouncement enhances annual and interim disclosure requirements over reportable segments, primarily through enhanced disclosures about significant segment expenses. Specifically, the pronouncement requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, disclosure of an amount for other segment items representing the

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
difference between segment revenue and segment expenses already disclosed, disclosure of all required annual disclosures for interim periods and disclosure of title and position of the CODM and how the CODM uses reported measures. The pronouncement also allows for more than one measure of segment profit if the CODM uses more than one measure in assessing segment performance. The pronouncement is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impacts this ASU will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This pronouncement enhances required income tax disclosures. The pronouncement will require disclosure of specific categories and reconciling items included in the rate reconciliation, disaggregation between federal, state and local income taxes paid, and disclosure of income taxes paid by jurisdictions over a certain threshold. Additionally, the pronouncement eliminates certain required disclosures related to unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and is to be applied on a prospective basis with retrospective application permitted. We are currently evaluating the impacts this amendment will have on our income tax disclosures.
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations. This pronouncement requires that a buyer in a supplier finance program disclose sufficient information to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This pronouncement is expected to improve financial reporting by requiring new disclosures about supplier finance programs, thereby allowing financial statement users to better consider the effect of such programs on an entity’s working capital, liquidity, and cash flows. This pronouncement is effective for fiscal years beginning after December 15, 2022. The company adopted this pronouncement as of January 1, 2023. We had no active supplier finance programs as of December 31, 2023.
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
Other Revenues. As permitted by accounting principles generally accepted in the United States, regulated utilities have the ability to earn certain types of revenue that are outside the scope of ASC 606. These revenues primarily represent revenue earned under alternative revenue programs. Alternative revenue programs represent regulator-approved mechanisms that allow for the adjustment of billings and revenue for certain approved programs. We maintain a variety of these programs, including demand side management initiatives that recover costs associated with the implementation of energy efficiency programs, as well as normalization programs that adjust revenues for the effects of weather or other external factors. Additionally, we maintain certain programs with future test periods that operate similarly to FERC formula rate programs and allow for recovery of costs incurred to replace aging infrastructure. When the criteria to recognize alternative revenue have been met, we establish a regulatory asset and present revenue from alternative revenue programs on the Statements of Consolidated Income as “Other revenues”. When amounts previously recognized under alternative revenue accounting guidance are billed, we reduce the regulatory asset and record a customer account receivable.
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Statements of Consolidated Income:

Year Ended December 31, 2023 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other	Total
Customer Revenues(1)
Residential	$2,462.5	$583.9	$—	$3,046.4
Commercial	847.9	578.1	—	1,426.0
Industrial	226.0	474.1	—	700.1
Off-system	60.6	—	—	60.6
Wholesale	1.6	32.0	—	33.6
Public Authority	—	11.5	—	11.5
Miscellaneous(4)	48.2	21.4	—	69.6
Total Customer Revenues	$3,646.8	$1,701.0	$—	$5,347.8
Other Revenues	73.6	83.2	0.8	157.6
Total Operating Revenues	$3,720.4	$1,784.2	$0.8	$5,505.4
(1)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(2)Amounts included in Gas Distributions Operations Other revenues primarily related to weather normalization adjustment mechanisms.
(3)Amounts included in Electric Operations Other revenues primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.
(4)Amounts included in Gas Distributions are primarily related to earnings share mechanisms and late fees. Amounts included in Electric Operations are primarily related to late fees, property rentals, revenue refunds and adjustments.

Year Ended December 31, 2022 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other(4)	Total
Customer Revenues(1)
Residential	$2,609.7	$592.4	$—	$3,202.1
Commercial	939.6	571.0	—	1,510.6
Industrial	220.6	560.6	—	781.2
Off-system	192.9	—	—	192.9
Wholesale	2.1	13.5	—	15.6
Public Authority	—	12.1	—	12.1
Miscellaneous(5)	38.2	(14.1)	—	24.1
Total Customer Revenues	$4,003.1	$1,735.5	$—	$5,738.6
Other Revenues	4.1	95.4	12.5	112.0
Total Operating Revenues	$4,007.2	$1,830.9	$12.5	$5,850.6

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
(1)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(2)Amounts included in Gas Distributions Operations Other revenues primarily related to weather normalization adjustment mechanisms.
(3)Amounts included in Electric Operations Other revenues primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.
(4)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business, which was substantially completed as of June 30, 2022.
(5)Amounts included in Gas distributions are primarily related to earnings share mechanisms and late fees. Amounts included in Electric Operations are primarily related to revenue trackers, late fees, and property rentals.

Year Ended December 31, 2021 (in millions)	Gas Distribution Operations(2)	Electric Operations(3)	Corporate and Other(4)	Total
Customer Revenues(1)
Residential	$2,109.4	$567.9	$—	$2,677.3
Commercial	722.4	534.9	—	1,257.3
Industrial	195.7	493.4	—	689.1
Off-system	71.3	—	—	71.3
Wholesale	1.4	15.7	—	17.1
Public Authority	—	12.5	—	12.5
Miscellaneous(5)	25.9	(20.0)	0.8	6.7
Total Customer Revenues	$3,126.1	$1,604.4	$0.8	$4,731.3
Other Revenues	45.1	91.9	31.3	168.3
Total Operating Revenues	$3,171.2	$1,696.3	$32.1	$4,899.6
(1)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(2)Amounts included in Gas Distributions Operations Other revenues primarily related to weather normalization adjustment mechanisms.
(3)Amounts included in Electric Operations Other revenues primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.
(4)Other revenues related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.
(5)Amounts included in Gas distributions are primarily related to earnings share mechanisms and late fees. Amounts included in Electric Operations are primarily related to revenue trackers, late fees and property rentals.

Customer Accounts Receivable. Accounts receivable on our Consolidated Balance Sheets includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of their last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the year ended December 31, 2023, are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2022	$560.5	$453.0
Balance as of December 31, 2023	479.4	337.6
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
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of December 31, 2023 and December 31, 2022, are presented in the tables below:

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2023	$17.2	$5.9	$0.8	$23.9
Current period provisions	33.8	6.0	—	39.8
Write-offs charged against allowance	(55.4)	(6.2)	—	(61.6)
Recoveries of amounts previously written off	20.4	0.4	—	20.8
Balance as of December 31, 2023	$16.0	$6.1	$0.8	$22.9

(in millions)	Gas Distribution Operations	Electric Operations	Corporate and Other	Total
Balance as of January 1, 2022	$18.9	$3.8	$0.8	$23.5
Current period provisions	29.1	6.9	—	36.0
Write-offs charged against allowance	(52.1)	(5.3)	—	(57.4)
Recoveries of amounts previously written off	21.3	0.5	—	21.8
Balance as of December 31, 2022	$17.2	$5.9	$0.8	$23.9
4.    Noncontrolling Interest
Variable Interest Entities. A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. Refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. Noncontrolling Interest," for information on our accounting policy for the VIEs.
NIPSCO owns and operates two wind facilities, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO also owns two solar facilities, Indiana Crossroads Solar and Dunns Bridge I, which went into service in June 2023, with a combined 465 MW of nameplate capacity. During August 2023, NIPSCO and the tax equity partners made final cash contributions in accordance with the equity capital contribution agreement. In August 2023, Indiana Crossroads Solar and Dunns Bridge I reached substantial completion, resulting in NIPSCO making a combined $307.2 million in developer payments. We control decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
Members of each respective JV include NIPSCO (who is the managing member) and a tax equity partner. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. Since 2021, NIPSCO and the tax equity partner have contributed $401.5 million and $507.2 million, respectively. For the two wind facilities, NIPSCO assumed an obligation to the developers of each facility, representing the remaining economic interest. NIPSCO resolved this obligation by acquiring the developers' economic interests in June 2023 for $389.2 million which includes the December 31, 2022 obligation of $347.2 million and interest of $42.0 million. Once the tax equity partner has earned their negotiated rate of return and have reached a stated contractual date, NIPSCO has the option to purchase the remaining interest in the respective JV, at fair market value from the tax equity partner. NIPSCO has an obligation to purchase 100% of the electricity generated by our in service JVs.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

We did not provide any financial or other support during the year that was not previously contractually required, nor do we expect to provide such support in the future.
Our Consolidated Balance Sheets included the following assets and liabilities associated with VIEs.

(in millions)	December 31, 2023	December 31, 2022
Net Property, Plant and Equipment	$1,369.8	$978.5
Current assets	63.6	25.7
Total assets(1)	1,433.4	1,004.2
Current liabilities	68.3	128.2
Asset retirement obligations	55.7	30.6
Total liabilities	$124.0	$158.8
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
Voting Interest Entities. On June 17, 2023, NiSource and its wholly-owned subsidiary, NIPSCO Holdings II, entered into the BIP Purchase Agreement. NIPSCO Holdings II is the 100% owner of all issued and outstanding membership interests of NIPSCO. Under the terms of the BIP Purchase Agreement, we agreed to issue a 19.9% equity interest in NIPSCO Holdings II to BIP, an affiliate of Blackstone, in exchange for a cash contribution of $2.15 billion at closing, subject to adjustment based on the timing of closing and the amount of NiSource capital contributions made prior to closing.

The closing of the NIPSCO Minority Equity Interest Transaction was subject to the satisfaction of certain customary closing conditions described in the Blackstone Purchase Agreement, including receipt of authorization by FERC. FERC approval was received on October 19, 2023.
On December 31, 2023, we consummated the issuance of a 19.9% indirect equity interest in NIPSCO to BIP in exchange for a capital contribution of $2.16 billion in cash. The difference between the $2.16 billion consideration received and the $1.36 billion carrying value of the noncontrolling interest claim on net assets was recorded to additional paid-in capital, net of $54.7 million in transaction costs and a $63.5 million income tax benefit. Approximately $47.6 million of the transaction costs remain unpaid at December 31, 2023. No gain or loss was recognized by the parties in connection with the contributions of property in exchange for membership interests in NIPSCO Holdings II. Upon consummation of the minority interest transaction, NiSource owns an 80.1% controlling indirect equity interest in NIPSCO while BIP, owns the remaining 19.9% indirect equity interest. See Note 19, "Other Commitments and Contingencies - E. Other Matters," for a detailed discussion of the NIPSCO Holdings II LLC Agreement and governance structure.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the purposes of determining diluted EPS, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding for the years ended December 31, 2023, 2022 and 2021 using the if-converted method under US GAAP. This method assumes conversion at the beginning of the reporting period, or at time of issuance, if later. The purchase contracts were settled on December 1, 2023. For the purchase contracts, the number of shares of our common stock that would have been issuable at the end of each reporting period prior to the settlement date were reflected in the denominator of our diluted EPS calculation. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in 2023, 2022 and 2021, net of tax, related to the purchase contracts.
We adopted ASU 2020-06 on January 1, 2022, which required us to assume share settlement of the remaining purchase contract payment balance from our Equity Units based on the average share price during the period.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units were contingently convertible as the conversion was contingent on a successful remarketing as described in Note 6, "Equity." Contingently convertible shares where conversion was not tied to a market price trigger were excluded from the calculation of diluted EPS until such time as the contingency had been resolved under the if-converted method. As described in Note 6, "Equity.", the unsuccessful remarketing resolved the contingency and no shares were reflected in the denominator for the years ended December 31, 2023, 2022 and 2021, for the calculation of diluted EPS.
Diluted EPS also includes the incremental effects of our various long-term incentive compensation plans and open ATM forward agreements during the period under the treasury stock method when the impact would be dilutive.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table presents the calculation of our basic and diluted EPS:

Year Ended December 31, (in millions, except per share amounts)	2023	2022	2021
Numerator:
Net Income Available to Common Shareholders	$661.7	$749.0	$529.8
Less: Income allocated to participating securities	0.6	—	—
Net Income Available to Common Shareholders - Basic	$661.1	$749.0	$529.8
Add: Dilutive effect of Equity Units	1.4	2.0	1.6
Net Income Available to Common Shareholders - Diluted	$662.5	$751.0	$531.4
Denominator:
Average common shares outstanding - Basic	416.1	407.1	393.6
Dilutive potential common shares:
Equity Units purchase contracts	29.8	30.2	22.0
Equity Units purchase contract payment balance	0.9	3.2	—
Shares contingently issuable under employee stock plans	0.7	0.9	0.8
Shares restricted under employee stock plans	0.4	0.5	0.3
ATM Forward agreements	—	0.8	0.6
Average Common Shares - Diluted	447.9	442.7	417.3
Earnings per common share:
Basic	$1.59	$1.84	$1.35
Diluted	$1.48	$1.70	$1.27
6.     Equity
Holders of shares of our common stock are entitled to receive dividends when, as, and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. We have certain debt covenants that could potentially limit the amount of dividends we could pay in order to maintain compliance with these covenants. Refer to Note 8, "Long-Term Debt," for more information. As of December 31, 2023, these covenants did not restrict the amount of dividends that were available to be paid.
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
Common and preferred stock activity for 2023, 2022 and 2021 is described further below.
ATM Program. On February 22, 2021, we entered into six separate equity distribution agreements pursuant to which we were able to sell up to an aggregate of $750.0 million of our common stock. On December 31, 2023 the ATM program and the associated equity distribution agreements expired.
The following table summarizes our activity under the ATM program.

Year Ending December 31,	2023	2022
Number of shares issued	—	5,941,598
Average price per share	$—	$25.25
Proceeds, net of fees (in millions)	$—	$141.9

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Preferred Stock. The following table summarizes preferred stock by outstanding series of shares:

			Year ended December 31,			December 31,	December 31,
			2023	2022	2021	2023	2022
(in millions except shares and per share amounts)	Liquidation Preference Per Share	Shares	Dividends Declared Per Share(2)			Outstanding
5.650% Series A	$1,000.00	—	$28.25	$56.50	$56.50	$—	$393.9
6.500% Series B	25,000.00	20,000	1,625.00	1,625.00	1,625.00	486.1	486.1
Series C(1)	$1,000.00	—	—	—	—	$—	$666.5
(1) The Series C Mandatory Convertible Preferred Stock did not bear any dividends. We recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock.
(2) Dividends declared per share for the twelve months ended December 31, 2023 reflects the dividend declared on the Series A Preferred Stock on March 14, 2023. The dividend was paid on June 15, 2023.

Series A Preferred Stock. On June 11, 2018, we completed the sale of 400,000 shares of 5.650% Series A Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock (the "Series A Preferred Stock") at a price of $1,000 per share. The transaction resulted in $400.0 million of gross proceeds or $393.9 million of net proceeds, after deducting commissions and sale expenses. Dividends on the Series A Preferred Stock accrued and were cumulative from the date the shares of Series A Preferred Stock were originally issued to, but not including, June 15, 2023 at a rate of 5.650% per annum of the $1,000 liquidation preference per share. As of December 31, 2022, Series A Preferred Stock had $1.0 million of cumulative preferred dividends in arrears, or $2.51 per share.
On June 15, 2023, we redeemed all 400,000 outstanding shares of Series A Preferred Stock for a redemption price of $1,000 per share or $400.0 million in total. Following the redemption, dividends ceased to accrue on such shares of Series A Preferred Stock, and the shares of Series A Preferred Stock are no longer deemed outstanding and all rights of the holders of the shares of Series A Preferred Stock were terminated. In conjunction with the redemption, we recorded a 9.8 million preferred stock redemption premium, calculated as the difference between the carrying value on the redemption date of the Series A Preferred Stock and the total amount of consideration paid to redeem, which was recorded as a reduction to retained earnings during 2023. The preferred stock redemption premium included the recognition of an excise tax liability under the IRA of $3.6 million. This liability is net of the fair value of common shares issued during 2023.
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
Series B Preferred Stock. On December 5, 2018, we completed the sale of 20,000,000 depositary shares with an aggregate liquidation preference of $500,000,000 under the Company’s registration statement on Form S-3. Each depositary share represents 1/1,000th ownership interest in a share of our 6.500% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25,000 per share (equivalent to $25 per depositary share) (the “Series B Preferred Stock"). The transaction resulted in $500.0 million of gross proceeds or $486.1 million of net proceeds, after deducting commissions and sale expenses.
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
As of December 31, 2023 and 2022, Series B Preferred Stock had $1.4 million of cumulative preferred dividends in arrears, or $72.23 per share.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
In addition, 20,000 shares of Series B–1 Preferred Stock, par value $0.01 per share, were outstanding as of December 31, 2023. Holders of Series B–1 Preferred Stock are not entitled to receive dividend payments and have no conversion rights. The Series B–1 Preferred Stock is paired with the Series B Preferred Stock and may not be transferred, redeemed or repurchased except in connection with the simultaneous transfer, redemption or repurchase of the underlying Series B Preferred Stock.
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
On February 9, 2024, we announced that we will redeem all outstanding shares of our Series B Preferred Stock and Series B-1 Preferred Stock and the corresponding depositary shares representing interests in the outstanding shares of the Series B Preferred and Series B-1 Preferred Stock on March 15, 2024 for a redemption price of $25.00 per depositary share. On and after the redemption date, dividends on the redeemed Series B Preferred Stock and the corresponding depositary shares will cease to accumulate.
Equity Units. On April 19, 2021, we completed the sale of 8.625 million Equity Units, initially consisting of Corporate Units, each with a stated amount of $100. The offering generated net proceeds of $835.5 million, after underwriting and issuance expenses. Each Corporate Unit consisted of a forward contract to purchase shares of our common stock in the future and a 1/10th, or 10%, undivided beneficial ownership interest in one share of Series C Mandatory Convertible Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. The Series C Mandatory Convertible Preferred Stock was pledged upon issuance as collateral to secure the purchase of common stock under the related purchase contracts. The Series C Mandatory Convertible Preferred Stock did not bear any dividends and the liquidation preference did not accrete.
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
Pursuant to the Purchase Contract and Pledge Agreement, we were required to attempt a remarketing of the Series C Mandatory Convertible Preferred Stock prior to December 1, 2023. On November 17, 2023, we announced the unsuccessful final remarketing of our Series C Mandatory Convertible Preferred Stock. On December 1, 2023, we issued 33,898,837 shares of our common stock under the purchase contract component of the Corporate Units based upon the per-share daily volume weighted average of our common stock over a consecutive 40-day trading period ending on November 29, 2023. As of December 1, 2023, each holder of Corporate Units was deemed to have automatically delivered to us the related Series C Mandatory Convertible Preferred Stock that were components of the Corporate Units in full satisfaction of such holder’s obligations under the related purchase contract, and all shares of Series C Mandatory Convertible Preferred Stock were returned to the status of authorized but unissued preferred stock, par value of $0.01 per share, without designation as to series. We voluntarily delisted the Corporate Units from the New York Stock Exchange.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We paid quarterly contract adjustment payments at the rate of 7.75% per year on the stated amount of $100 per Equity Unit. As of December 31, 2023 and December 31, 2022 the purchase contract liability was zero and $65.0 million, respectively. Purchase contract payments were recorded against this liability. Accretion of the purchase contract liability was recorded as interest expense. Cash payments of $66.8 million were made during the years ended December 31, 2023 and 2022.
We accounted for the Corporate Units as a single unit of account and recorded the initial present value of the purchase contract payments as a liability with a corresponding reduction to preferred stock. As of December 31, 2023, the balance of the Series C Mandatory Convertible Preferred Stock was $0.0 million and during the fourth quarter of 2023 we recorded the settlement of the forward purchase contract as an increase to common stock and additional paid-in capital.
Refer to Note 5, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS.
Noncontrolling Interest in Consolidated Subsidiaries. As of December 31, 2023 and 2022, NIPSCO and tax equity partners have completed their cash contributions into Indiana Crossroads Wind, Rosewater, Indiana Crossroads Solar and Dunns Bridge I JVs. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the respective tax equity partners in varying percentages by category and over the life of the partnership. The tax equity partner's contributions, net of these allocations, is represented as a noncontrolling interest within total equity on the Consolidated Balance Sheets. Refer to Note 4, "Noncontrolling Interest," for more information.
On December 31, 2023, we consummated the closing of the NIPSCO Minority Interest Transaction and issued a 19.9% equity interest in NIPSCO Holdings II LLC to BIP in exchange for a capital contribution of $2.16 billion in cash. Transaction costs and deferred tax impacts of $54.7 million and $63.5 million were recorded during the period ending December 31, 2023. Refer to Note 15, "Income Taxes," and Note 19, "Other Commitments and Contingencies - E. Other Matters," in the Notes to the Consolidated Financial Statements for more information on this transaction.
7.     Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs, and term credit agreements. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. At December 31, 2023 and 2022, we had no outstanding borrowings under this facility.
Commercial Paper Program. At December 31, 2023, our commercial paper program had a program limit of up to $1.5 billion. On February 9, 2024, we increased the program limit to $1.85 billion. We had $1,061.0 million and $415.0 million of commercial paper outstanding with weighted-average interest rates of 5.65% and 4.60% as of December 31, 2023 and 2022, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third party financial institutions through consolidated special purpose entities. The three agreements expire between May 2024 and October 2024 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Consolidated Balance Sheets. As of December 31, 2023, the maximum amount of debt that could be recognized related to our accounts receivable programs is $383.9 million.
We had $337.6 million and $347.2 million short-term borrowings related to the securitization transactions as of December 31, 2023 and 2022, respectively.
For the year ended December 31, 2023, $9.6 million was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the year ended December 31, 2022, $347.2 million was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $2.7 million, $2.5 million, and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party. Refer to Note 23, "Interest Expense, Net," for additional information on securitization transaction fees.
Term Credit Agreements. On December 20, 2022, we entered into a $1.0 billion term credit agreement with a syndicate of banks. On October 5, 2023, we entered into an amendment with the syndicate of banks to, among other things, extend the maturity date of the agreement from December 19, 2023 to March 15, 2024. With the amendment, we triggered extinguishment accounting and recorded an immaterial loss on extinguishment of debt in the fourth quarter of 2023. Interest charged on the borrowings depended on the variable rate structure elected at the time of each borrowing. The available variable rate structures from which we could choose were defined in the agreement. Under the agreement, we borrowed $1.0 billion on December 20, 2022 with an interest rate of SOFR plus 105 basis points. We had $1.0 billion outstanding under this agreement with interest rates of 6.41% and 5.37% as of December 31, 2023 and 2022, respectively.
On November 9, 2023, we entered into a $250.0 million term credit agreement with a bank. The agreement had a maturity date of November 7, 2024 and interest charged on the borrowings depended on the variable rate structure elected at the time of each borrowing. The available variable rate structures from which we could choose were defined in the agreement. On December 6, 2023, we entered into an augmenting lender supplement to the agreement with a syndicate of banks for an additional $400.0 million. Under the agreement, we borrowed $250.0 million on November 9, 2023 and $400.0 million on December 6, 2023 with an interest rate of SOFR plus 115 basis points. We had $650.0 million outstanding under this agreement with an interest rate of 6.50% as of December 31, 2023.
On January 3, 2024, we terminated and repaid in full our $1.0 billion term credit agreement and our $650.0 million term credit agreement.
Items listed above, excluding the term credit agreements, are presented net in the Statements of Consolidated Cash Flows as their maturities are less than 90 days.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
8.     Long-Term Debt
Our long-term debt as of December 31, 2023 and 2022 is as follows:

Long-term debt type	Maturity as of December 31, 2023	Weighted average interest rate (%)	Outstanding balance as of December 31, (in millions)
			2023	2022
Senior notes:
NiSource	August 2025	0.95%	$1,250.0	$1,250.0
NiSource	May 2027	3.49%	1,000.0	1,000.0
NiSource	December 2027	6.78%	3.0	3.0
NiSource	March 2028	5.25%	1,050.0	—
NiSource	September 2029	2.95%	750.0	750.0
NiSource	May 2030	3.60%	1,000.0	1,000.0
NiSource	February 2031	1.70%	750.0	750.0
NiSource	June 2033	5.40%	450.0	—
NiSource	December 2040	6.25%	152.6	152.6
NiSource	June 2041	5.95%	347.4	347.4
NiSource	February 2042	5.80%	250.0	250.0
NiSource	February 2043	5.25%	500.0	500.0
NiSource	February 2044	4.80%	750.0	750.0
NiSource	February 2045	5.65%	500.0	500.0
NiSource	May 2047	4.38%	1,000.0	1,000.0
NiSource	March 2048	3.95%	750.0	750.0
NiSource	June 2052	5.00%	350.0	350.0
Total senior notes			$10,853.0	$9,353.0
Medium term notes:
NiSource	May 2027	7.99%	$29.0	$29.0
NIPSCO	June 2027 to August 2027	7.64%	58.0	58.0
Columbia of Massachusetts	December 2025 to February 2028	6.37%	15.0	15.0
Total medium term notes			$102.0	$102.0
Finance leases:
NiSource Corporate Services	February 2024 to September 2027	2.89%	$30.5	$48.6
NIPSCO	December 2027 to November 2035	4.77%	61.2	16.5
Columbia of Ohio	December 2025 to March 2044	6.16%	90.3	83.5
Columbia of Virginia	July 2029 to November 2039	6.23%	16.1	17.0
Columbia of Kentucky	May 2027	3.79%	0.2	0.2
Columbia of Pennsylvania	July 2027 to May 2035	4.49%	7.1	8.9
Total finance leases			$205.4	$174.7
Unamortized issuance costs and discounts			$(81.1)	$(76.1)
Total Long-Term Debt			$11,079.3	$9,553.6
Details of our 2023 long-term debt related activity are summarized below:
•On March 24, 2023, we completed the issuance sale of $750.0 million of 5.25% senior unsecured notes maturing in 2028, which resulted in approximately $742.2 million of net proceeds after discount and debt issuance costs.
•On June 8, 2023, we completed the issuance and sale of $300.0 million of 5.25% senior unsecured notes maturing in 2028 (the "2028 Notes"). The terms of the 2028 Notes, other than the issue date and the price to the public, are identical to the terms of, and constitute as a reopening of, our 5.25% senior unsecured notes due 2028 issued on March 24, 2023. With the incremental issuance, we now have $1.05 billion of 5.25% senior unsecured notes maturing in 2028. On June 8, 2023, we also completed the issuance and sale of $450.0 million of 5.40% senior unsecured notes maturing in 2033. These issuances resulted in approximately $742.5 million of total net proceeds after discount and debt issuance costs.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Details of our 2022 long-term debt related activity are summarized below:
•On April, 2022, we repaid $20.0 million of 7.99% medium term notes at maturity.
•On June 10, 2022, we completed the issuance and sale of $350.0 million of 5.00% senior unsecured notes maturing in 2052, which resulted in approximately $344.6 million of net proceeds after discount and debt issuance costs.
•On August 30, 2022, NIPSCO repaid $10.0 million of 7.40% medium term notes at maturity.
See Note 19, "Other Commitments and Contingencies - A. Contractual Obligations," for the outstanding long-term debt maturities at December 31, 2023.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds.
We are subject to a financial covenant under our revolving credit facility which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2023, the ratio was 58.2%.
We are also subject to certain other non-financial covenants under the revolving credit facility. Such covenants include a limitation on the creation or existence of new liens on our assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets equal to $200 million. An asset sale covenant generally restricts the sale, conveyance, lease, transfer or other disposition of our assets to those dispositions that are for a price not materially less than fair market of such assets, that would not materially impair our ability to perform obligations under the revolving credit facility, and that together with all other such dispositions, would not have a material adverse effect. The covenant also restricts dispositions to no more than 15% of our consolidated total assets on December 31, 2022. Additionally, the revolving credit facility requires us to own directly or indirectly at least 70% of NIPSCO. The revolving credit facility also includes a cross-default provision, which triggers an event of default under the credit facility in the event of an uncured payment default relating to any indebtedness of us or any of our subsidiaries in a principal amount of $75.0 million or more.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
9.    Property, Plant and Equipment
Our property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2023	2022
Property, Plant and Equipment
Gas Distribution Utility	$18,154.5	$16,576.4
Electric Utility	7,907.9	7,162.4
Corporate	274.2	271.7
Construction Work in Process	1,261.1	1,398.2
Renewable Generation Assets(1)	1,434.4	702.2
Non-Utility and Other	1,450.0	1,440.4
Total Property, Plant and Equipment	$30,482.1	$27,551.3
Accumulated Depreciation and Amortization
Gas Distribution Utility	$(3,924.4)	$(3,678.1)
Electric Utility	(2,709.5)	(2,557.4)
Corporate	(174.2)	(160.0)
Renewable Generation Assets(1)	(64.5)	(29.7)
Non-Utility and Other	(1,334.6)	(1,283.5)
Total Accumulated Depreciation and Amortization	$(8,207.2)	$(7,708.7)
Net Property, Plant and Equipment	$22,274.9	$19,842.6
(1)Our renewable generation assets are part of our electric segment and represent Non-Utility Property, owned and operated by JVs between NIPSCO and unrelated tax equity partners, and depreciated straight-line over 30 years. Refer to Note 4, "Noncontrolling Interest," for additional information.

The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Electric Operations	3.5%	3.1%	3.4%
Gas Distribution Operations	2.4%	2.3%	2.2%

We recognized depreciation expense of $756.9 million, $685.0 million and $672.1 million for the years ended 2023, 2022 and 2021, respectively. The 2023, 2022 and 2021, depreciation expense includes $12.5 million, $11.0 million, and $5.3 million related to the regulatory deferral of income associated with our JVs, which is not included in current rates. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. Noncontrolling Interest," for additional details.
Amortization of on-premise Software Costs. We amortized $77.5 million, $53.1 million and $49.4 million in 2023, 2022 and 2021, respectively, related to software recorded as intangible assets. Our unamortized software balance was $205.6 million and $190.1 million at December 31, 2023 and 2022, respectively.
Amortization of Cloud Computing Costs. We amortized $12.6 million, $11.1 million and $10.0 million in 2023, 2022 and 2021, respectively, related to cloud computing costs to "Operation and maintenance" expense. Our unamortized cloud computing balance was $32.2 million and $45.7 million at December 31, 2023 and 2022, respectively.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
10.    Goodwill
Substantially all of our goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. Our goodwill balance was $1,485.9 million as of December 31, 2023 and 2022. All of our goodwill has been allocated to the Gas Distribution Operations segment.
For our annual goodwill impairment analysis performed as of May 1, 2023, we completed a qualitative "step 0" assessment and determined that it was more likely than not that the estimated fair value of the reporting unit substantially exceeded the related carrying value of our reporting unit. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units as compared to the baseline "step 1" fair value measurement performed May 1, 2020.
11.    Asset Retirement Obligations
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
Changes in our liability for asset retirement obligations for the years 2023 and 2022 are presented in the table below:

(in millions)	2023	2022
Beginning Balance	$513.5	$512.4
Accretion recorded as a regulatory asset/liability	20.0	17.1
Additions	23.5	9.5
Settlements	(41.6)	(22.3)
Change in estimated cash flows	37.6	(3.2)
Ending Balance	$553.0	$513.5

Certain non-legal costs of removal that have been, and continue to be, included in depreciation rates and collected in the customer rates of the rate-regulated subsidiaries are classified as "Regulatory liabilities" on the Consolidated Balance Sheets.
12.    Regulatory Matters
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2023	2022
Regulatory Assets
Unrecognized pension and other postretirement benefit costs (see Note 16)	$561.6	$607.5
Deferred pension and other postretirement benefit costs (see Note 16)	59.7	72.2
Environmental costs (see Note 19-D.)	40.6	41.4
Regulatory effects of accounting for income taxes (see Note 1-N. and Note 15)	163.5	158.0
Under-recovered gas and fuel costs (see Note 1-J.)	12.7	85.5
Depreciation	201.9	191.3
Post-in-service carrying charges	269.9	251.5
Safety activity costs	206.6	200.7
DSM programs	25.0	37.5
Retired coal generating stations	682.0	744.0
Losses on commodity price risk programs (See Note 13)	24.4	10.0
Deferred property taxes	72.3	68.5
Renewable energy investments (See Note 1-S. and Note 4)	60.8	37.7
Other	79.2	75.0
Total Regulatory Assets	$2,460.2	$2,580.8
Less: Current Portion	214.3	233.2
Total Noncurrent Regulatory Assets	$2,245.9	$2,347.6
Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2023	2022
Regulatory Liabilities
Over-recovered gas and fuel costs (see Note 1-J.)	$144.5	$20.6
Cost of removal (see Note 11)	597.2	675.9
Regulatory effects of accounting for income taxes (see Note 1-N. and Note 15)	849.9	996.3
Deferred pension and other postretirement benefit costs (see Note 16)	54.0	66.8
Gains on commodity price risk programs (See Note 13)	23.3	90.0
Customer Assistance Programs	19.8	32.9
Off-Systems sales sharing	19.0	12.3
HLBV Adjustments under ASC 980	18.1	5.4
Rate Refunds	16.1	51.4
Other	47.4	61.0
Total Regulatory Liabilities	$1,789.3	$2,012.6
Less: Current Portion	278.6	236.8
Total Noncurrent Regulatory Liabilities	$1,510.7	$1,775.8
Regulatory assets, including under-recovered gas and fuel costs and depreciation, of approximately $716.4 million and $1,324.7 million as of December 31, 2023 and 2022, respectively, are not earning a return on investment. These costs are recovered over a remaining life, the longest of which is 69 years.
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
Deferred pension and other postretirement benefit costs. Primarily relates to the difference between defined benefit plan expense recorded by certain subsidiaries due to regulatory orders and the corresponding expense that would otherwise be recorded in accordance with GAAP. The majority of these amounts are driven by Columbia of Ohio. On January 26, 2023, the PUCO approved the joint stipulation in Columbia of Ohio's rate case in which, Columbia agreed to forego the continuation of its pension and OPEB deferral prospectively as of March 31, 2021.
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
Under-recovered gas and fuel costs. Represents the difference between the costs of gas and fuel, as well as energy acquired through power purchase agreements, including NIPSCO's own renewable projects, and the recovery of such costs in revenue and is used to adjust future billings for such deferrals on a basis consistent with applicable state-approved tariff provisions. Recovery of these costs is achieved through tracking mechanisms.
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
Safety activity costs. Represents the difference between costs incurred by certain of our subsidiaries in eligible safety programs in compliance with PHMSA regulations in excess of those being recovered in rates. The majority of this balance is driven by Columbia of Ohio, which began recovery in March 2023 through base rates.
DSM programs. Represents costs associated with Gas Distribution Operations and Electric Operations energy efficiency and conservation programs. Costs are recovered through tracking mechanisms.
Retired coal generating stations. Represents the net book value of Units 7 and 8 of Bailly Generating Station that was retired during 2018 and the net book value of Units 14 and 15 of R.M. Schahfer Generating Station retired in 2021. These amounts are currently being amortized at a rate consistent with their inclusion in customer rates. The December 2023 NIPSCO electric rate case order allows for the recovery of, and on, the net book value of the stations by the end of 2034 and implements a revenue credit for the retired units. The credit is based on the difference between the net book value of Units 14 and 15 upon retirement and the last base rate case proceeding. The credit will be reset when new base rates are determined. See Note 9, "Property, Plant and Equipment," for further details.
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
Renewable energy investments. Represents the regulatory deferral of certain amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. These amounts will be collected through base rates over the life of the renewable generating assets to which they relate. The offset to the regulatory liability or asset associated with our renewable investments is recorded in "Depreciation expense" on the Statements of Consolidated Comprehensive Income. Renewable energy formation and developer costs are also included in this regulatory asset. Refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. Noncontrolling Interest," Note 4, "Noncontrolling Interest," and Note 9, "Property, Plant and Equipment," for additional information.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
 Liabilities:
Over-recovered gas and fuel costs. Represents the difference between the cost of gas and fuel, as well as energy acquired through power purchase agreements, including NIPSCO's own renewable projects and, the recovery of such costs in revenues and is the basis to adjust future billings for such refunds on a basis consistent with applicable state-approved tariff provisions. Refunding of these revenues is achieved through tracking mechanisms.
Cost of removal. Represents anticipated costs of removal for utility assets that have been collected through depreciation rates for future costs to be incurred.
Regulatory effects of accounting for income taxes. Represents amounts owed to customers for deferred taxes collected at a higher rate than the current statutory rates and liabilities associated with accelerated tax deductions owed to customers. Balance includes excess deferred taxes recorded upon implementation of the TCJA in December 2017, net of amounts amortized through 2023. For discussion of the regulatory impact of the NIPSCO Minority Interest Transaction on deferred taxes, see Note 15, "Income Taxes," for additional details.
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
Off System Sales Sharing. Represents amounts to be passed back to the customers as a result of Off System sales that is shared between the company and the customer.
NIPSCO regulatory update
As part of the NIPSCO Gas Settlement and Stipulation Agreement filed on March 2, 2022, NIPSCO Gas agreed to change the depreciation methodology for its calculation of depreciation rates, which reduces depreciation expense and subsequent revenues and cash flows. An order was received on July 27, 2022 approving the settlement and rates were effective as of September 1, 2022. As part of the NIPSCO Electric base rate case and the Stipulation and Settlement Agreement filed on March 10, 2023, NIPSCO Electric agreed to change the depreciation methodology for its calculation of depreciation rates, which will reduce depreciation expense and subsequent revenues and cash flows. An order was received on August 2, 2023 approving the settlement, and rates were effective as of August 4, 2023. On October 11, 2023, the IURC issued an order clarifying how the rate increase should have been implemented, holding that the new rates should have only applied to electric usage on or after August 4, 2023, and not for electric usage prior to that date for bills yet to be rendered. NIPSCO was ordered to make a filing reflecting the calculation of the refund to customers by November 10, 2023. The refund was passed back to customers through bills in November and December 2023.
Columbia of Ohio regulatory filing update
On February 28, 2023, Columbia of Ohio filed an application with the PUCO requesting authority to establish a new rider, the PHMSA Infrastructure Replacement Program (“PHMSA IRP”) Rider. The Rider was proposed to recover the capital and O&M costs associated with compliance of the PHMSA Mega Rule. On July 7, 2023, the PUCO Staff filed a Staff Report recommending approval of the PHMSA IRP Rider, with several modifications. A Joint Stipulation and Recommendation was filed on September 8, 2023, recommending approval of the PHMSA IRP Rider, as modified by the Staff Report and as further modified by the terms of the Joint Stipulation and Recommendation. The PUCO approved the PHMSA IRP Rider by Opinion and Order dated November 1, 2023. Columbia of Ohio filed its notice of intent to utilize the PHMSA IRP Rider to seek cost recovery for its 2023 investments in Q4 2023.

FAC Adjustment
As ordered by the IURC on June 15, 2022, NIPSCO was required to refund to customers $8.0 million of over-collected fuel costs. The refund was recorded as a regulatory liability on the Consolidated Balance Sheets and was fully refunded in 2023, which eliminated the liability.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
13.     Risk Management Activities
We are exposed to certain risks related to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to limit volatility in the price of natural gas, and manage interest rate exposure.
Risk management assets and liabilities on our derivatives are presented on the Consolidated Balance Sheets as shown below:

	December 31, 2023		December 31, 2022
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$1.1	$7.5	$18.8	$1.1
Total	$1.1	$7.5	$18.8	$1.1
Noncurrent(2)
Derivatives not designated as hedging instruments	$22.2	$1.9	$66.0	$1.9
Total	$22.2	$1.9	$66.0	$1.9
(1) Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Consolidated Balance Sheets.
(2) Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Consolidated Balance Sheets.

Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at December 31, 2023. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $13.9 million and $81.8 million at December 31, 2023 and 2022, respectively.

Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. As of December 31, 2023 and 2022, we had 76.1 MMDth and 99.0 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO’s average annual GCA purchase volume. As of December 31, 2023, the remaining terms of these instruments range from one to four years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program. The hedging program was executed in December 2023, with an effective date of April 1, 2024 and will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customer’s annual demand. All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.

Derivatives Designated as Hedging Instruments
Interest rate risk management. As of December 31, 2023 and 2022, we had no forward-starting interest rate swaps outstanding.
The overall net gain related to our multiple settled interest rate swaps is recorded to AOCI. We amortize the net gain over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial in 2023, 2022 and 2021 and are recorded in "Interest expense, net" on the Statements of Consolidated Income.
Cash flows for derivative financial instruments are generally classified as operating activities.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
14.    Fair Value
A.Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2023 and December 31, 2022:

Recurring Fair Value Measurements December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Assets
Risk management assets	$—	$23.3	$—	$23.3
Available-for-sale debt securities	—	159.1	—	159.1
Total	$—	$182.4	$—	$182.4
Liabilities
Risk management liabilities	$—	$9.4	$—	$9.4
Total	$—	$9.4	$—	$9.4

Recurring Fair Value Measurements December 31, 2022 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Assets
Risk management assets	$—	$84.8	$—	$84.8
Available-for-sale debt securities	—	151.6	—	151.6
Total	$—	$236.4	$—	$236.4
Liabilities
Risk management liabilities	$—	$3.0	$—	$3.0
Total	$—	$3.0	$—	$3.0
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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of December 31, 2023 and 2022, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
NIPSCO and Columbia of Pennsylvania have entered into long-term forward natural gas purchase instruments to lock in a fixed price for their natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 13, “Risk Management Activities.”
Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly-owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2.
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of December 31, 2023 and December 31, 2022, we recorded $0.6 million and $0.9 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at December 31, 2023 and 2022 were:

December 31, 2023 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$63.8	$—	$(3.2)	$—	$60.6
Corporate/Other debt securities	105.2	0.8	(6.9)	(0.6)	98.5
Total	$169.0	$0.8	$(10.1)	$(0.6)	$159.1

December 31, 2022 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$67.7	$—	$(4.5)	$—	$63.2
Corporate/Other debt securities	99.0	—	(9.7)	(0.9)	88.4
Total	$166.7	$—	$(14.2)	$(0.9)	$151.6
(1) Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $58.7 and $74.8 million, respectively, at December 31, 2023.
(2) Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $61.0 million and $85.5 million, respectively, at December 31, 2022.
Realized gains and losses on available-for-sale securities was $1.0 million for the year ended December 31, 2023 and immaterial for 2022.
The cost of maturities sold is based upon specific identification. At December 31, 2023, approximately $16.8 million of U.S. Treasury debt securities and approximately $4.9 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, including goodwill, on a non-recurring basis, typically when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Purchase Contract Liability. The purchase contract liability underlying the Equity units was valued at its April 19, 2021 value and categorized as a Level 2 instrument at December 31, 2022. The purchase contract liability was fully settled as of December 31, 2023. Refer to Note 6, "Equity," for additional information.
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
Long-term debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the years ended December 31, 2023 and 2022, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The carrying amount and estimated fair values of these financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2023	Estimated Fair Value 2023	Carrying Amount 2022	Estimated Fair Value 2022
Long-term debt (including current portion)	$11,079.3	$10,370.9	$9,553.6	$8,479.4
15.    Income Taxes
Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws and associated regulations involves uncertainty as taxing authorities may interpret the laws differently.

NIPSCO’s historical business activities through the closing of the NIPSCO Minority Interest Transaction were included in the consolidated U.S. federal and certain state income tax returns of NiSource Inc. Historically, NIPSCO has been treated as a taxable division of its corporate parent, NiSource Inc., and then as a division of NIPSCO Holdings I effective April 13, 2023. In connection with the NIPSCO Minority Interest Transaction, NIPSCO Holdings I retained NIPSCO’s income tax balances and 80.1% of the excess deferred income tax regulatory balances as described below. NIPSCO Holdings I’s income tax balances are based on the difference between the financial statement amount and the tax basis of its investment in NIPSCO Holdings II.

Income Tax Expense. The components of income tax expense (benefit) were as follows:

Year Ended December 31, (in millions)	2023	2022	2021
Income Taxes
Current
Federal	$—	$0.4	$(0.1)
State	5.3	7.3	6.0
Total Current	5.3	7.7	5.9
Deferred
Federal
Taxes before operating loss carryforwards and investment credits	49.7	87.9	35.7
Tax utilization expense of operating loss carryforwards	65.1	93.1	63.5
Investment tax credits	(2.1)	—	—
State	22.5	(23.0)	13.8
Total Deferred	135.2	158.0	113.0
Deferred Investment Credits	(1.0)	(1.1)	(1.1)
Income Taxes	$139.5	$164.6	$117.8
In connection with the NIPSCO Minority Interest Transaction, NiSource recognized a $63.5 million income tax benefit in additional paid in capital related to 19.9% of NIPSCO’s excess deferred income taxes attributable to Blackstone’s noncontrolling interest. This benefit does not impact NIPSCO’s regulatory books or the excess deferred taxes that will benefit customers through lower future rates in accordance with applicable regulatory orders. See Note 4, "Noncontrolling Interest," for further discussion of the NIPSCO Minority Interest Transaction.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Statutory Rate Reconciliation. The following table represents a reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense from continuing operations:

Year Ended December 31, (in millions)	2023		2022		2021
Book income before income taxes	$813.9		$956.4		$706.6
Tax expense at statutory federal income tax rate	170.8	21.0%	200.8	21.0%	148.3	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	13.7	1.7	4.5	0.5	14.1	2.0
Amortization of regulatory liabilities	(38.2)	(4.7)	(38.5)	(4.0)	(39.1)	(5.5)
Fines and penalties	—	—	0.3	—	—	—
Employee stock ownership plan dividends and other compensation	(1.3)	(0.2)	(1.2)	(0.1)	(1.2)	(0.2)
Tax accrual adjustments	—	—	0.2	—	(0.1)	—
Federal tax credits	(4.9)	(0.6)	(2.3)	(0.2)	(2.1)	(0.3)
Other adjustments	(0.6)	(0.1)	0.8	—	(2.1)	(0.3)
Income Taxes	$139.5	17.1%	$164.6	17.2%	$117.8	16.7%
The difference in tax expense of $25.1 million in 2023 versus 2022 was primarily due to lower pre-tax income.
The increase in tax expense of $46.8 million in 2022 versus 2021 was primarily due to increased pre-tax income, offset by the flow-through of the reduction of the Pennsylvania corporate income tax rate and the state jurisdictional mix tax effected at statutory rates.
Net Deferred Income Tax Liability Components. Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of our net deferred tax liabilities were as follows:

At December 31, (in millions)	2023	2022
Deferred tax liabilities
Accelerated depreciation and other property differences	$1,384.8	$2,473.6
Partnership basis differences	1,241.9	54.3
Other regulatory assets	212.1	348.4
Total Deferred Tax Liabilities	2,838.8	2,876.3
Deferred tax assets
Other regulatory liabilities and deferred investment tax credits (including TCJA)	182.2	294.3
Pension and other postretirement/postemployment benefits	58.6	124.7
Loss and credit carryforwards	422.9	491.0
Environmental liabilities	10.1	20.7
Other accrued liabilities	40.3	55.9
Other, net	50.7	43.0
Total Deferred Tax Assets	764.8	1,029.6
Valuation Allowance	(6.4)	(7.8)
Net Deferred Tax Assets	758.4	1,021.8
Net Deferred Tax Liabilities	$2,080.4	$1,854.5
In connection with closing the NIPSCO Minority Interest Transaction, NIPSCO’s deferred taxes were removed from its GAAP books and were reconstituted as deferred taxes on the outside basis difference of NiSource’s investment in NIPSCO Holdings II. These deferred taxes are reflected as partnership basis differences above.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NiSource has the following deductible loss and credit carryforwards:

At December 31, 2023 (in millions)	Deductible Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
Federal losses	$1,642.4	$344.9	$—	2037
Federal investment tax credits	—	2.1	—	2043
Federal production tax credits	—	0.8	—	2040-2043
Federal other credit	—	15.7	—	2029-2043
State losses, net of federal benefit	2,371.7	95.1	(6.4)	2031-2037
Total		$458.6	$(6.4)
We believe it is not more likely than not that a portion of the benefit from certain state net operating loss carryforwards will be realized. We have recorded a valuation allowance of $6.4 million (net of federal benefit) on the deferred tax assets related to sale of Massachusetts Business assets reflected in the state net operating loss carryforward presented above.
Unrecognized Tax Benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

At December 31, 2023, (in millions)	2023	2022	2021
Opening Balance	$21.7	$21.7	$21.7
Gross decreases - tax positions in prior period	—	—	—
Gross increases - current period tax positions	—	—	—
Ending Balance	$21.7	$21.7	$21.7
Offset for net operating loss carryforwards	(21.7)	(21.7)	(21.7)
Balance, Less Net Operating Loss Carryforwards	$—	$—	$—
We are subject to income taxation in the United States and various state jurisdictions, primarily Indiana, Pennsylvania, Kentucky, Massachusetts, Maryland and Virginia.
We participate in the IRS CAP, which provides the opportunity to resolve tax matters with the IRS before filing each year's consolidated federal income tax return. As of December 31, 2023, tax years through 2021 have been audited and are closed to further assessment. The Company has transitioned to the Bridge Phase of the IRS CAP for the year ended December 31, 2022 and participated in the Bridge Plus pilot program. Although NiSource has not received a final acceptance letter from the IRS for its 2022 return, no adjustments are expected, and the year is effectively closed to further assessment.
The statute of limitations in each of the state jurisdictions in which we operate remains open between 3-4 years from the date the state income tax returns are filed. As of December 31, 2023, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.
NiSource is obligated to report adjustments resulting from IRS audits or settlements to state taxing authorities. In addition, if NiSource utilizes net operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are generally subject to examination.
On April 14, 2023, the IRS issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve linear property and non-linear natural gas transmission and distribution property must be capitalized as improvements or are allowable as deductions. The Company is planning to elect this change in tax accounting method with its 2023 consolidated tax return filing in the upcoming year and continues to analyze and quantify the provisions of the safe harbor method of accounting.

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
As of December 31, 2023 and December 31, 2022, the acceptable minimum and maximum ranges established by the policy for the pension and other postretirement benefit plans are as follows:

December 31, 2023	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	10%	30%	0%	55%
International Equities	5%	15%	0%	25%
Fixed Income	65%	75%	20%	100%
Real Estate	0%	0%	0%	0%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%

December 31, 2022	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	7%	27%	0%	55%
International Equities	3%	13%	0%	25%
Fixed Income	69%	81%	20%	100%
Real Estate	0%	3%	0%	0%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The actual Pension Plan and Postretirement Plan Asset Mix at December 31, 2023 and December 31, 2022 are as follows:

	Defined Benefit Pension Assets(1)	December 31, 2023	Postretirement Benefit Plan Assets	December 31, 2023
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$261.7	18.3%	$93.7	39.6%
International Equities	141.9	9.9%	40.7	17.2%
Fixed Income	939.9	65.9%	97.0	41.0%
Real Estate	4.0	0.3%	—	—
Cash/Other	79.3	5.6%	5.1	2.2%
Total	$1,426.8	100.0%	$236.5	100.0%

	Defined Benefit Pension Assets(1)	December 31, 2022	Postretirement Benefit Plan Assets	December 31, 2022
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$231.1	16.2%	$86.9	38.6%
International Equities	119.0	8.4%	36.6	16.3%
Fixed Income	1,004.3	70.6%	94.7	42.1%
Real Estate	5.0	0.3%	—	—
Cash/Other	63.4	4.5%	6.7	3.0%
Total	$1,422.8	100.0%	$224.9	100.0%
(1)Total includes accrued dividends and pending trades with brokers.
The categorization of investments into the asset classes in the tables above are based on definitions established by the Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the pension and other postretirement benefits investment assets at fair value as of December 31, 2023 and 2022. Assets are classified in their entirety based on the observability of inputs used in determining the fair value measurement. There were no investment assets in the pension and other postretirement benefits trusts classified within Level 3 for the years ended December 31, 2023 and 2022.
We use the following valuation techniques to determine fair value. For the year ended December 31, 2023, there were no significant changes to valuation techniques to determine the fair value of our pension and other postretirement benefits' assets.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Fair Value Measurements at December 31, 2023:

(in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$2.2	$2.0	$0.2	$—
Equity securities
International equities	1.1	1.1	—	—
Fixed income securities
Government	213.1	—	213.1	—
Corporate	482.2	—	482.2	—
Mortgages/ Asset Backed Securities	2.4	—	2.4	—
Mutual Funds
U.S. multi-strategy	113.1	113.1	—	—
International equities	38.5	38.5	—	—
Private equity limited partnerships(1)
U.S. multi-strategy(2)	4.8	—	—	—
International multi-strategy(3)	1.2	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(1)	4.0	—	—	—
Commingled funds(1)
Short-term money markets	65.3	—	—	—
U.S. equities	148.5	—	—	—
International equities	102.3	—	—	—
Fixed income	242.2	—	—	—
Pension plan assets subtotal	$1,421.0	$154.7	$697.9	$—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	82.4	82.4	—	—
International equities	18.0	18.0	—	—
Fixed income	97.0	97.0	—	—
Commingled funds(1)
Short-term money markets	5.2	—	—	—
U.S. equities	11.4	—	—	—
International equities	22.8	—	—	—
Other postretirement benefit plan assets subtotal	$236.8	$197.4	$—	$—
Due to brokers, net(4)	(2.7)	—	(2.7)	—
Accrued income/dividends	8.5	8.5		—
Total pension and other postretirement benefit plan assets	$1,663.6	$360.6	$695.2	$—
(1))This class of investments is measured at fair value using the net asset value per share and has not been classified in the fair value hierarchy.
(2)This class includes limited partnerships that invest in a diverse portfolio of private equity strategies, including buy-outs, growth capital, special situations and secondary markets, primarily inside the United States.
(3)This class includes limited partnerships that invest a in diverse portfolio of private equity strategies, including buy-outs, growth capital, special situations and secondary markets, primarily outside the United States.
(4)This class represents pending trades with brokers.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2023:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$70.5	$—	Daily	1 day
U.S. equities	159.9	—	Daily	1 day - 5 days
International equities	125.1	—	Monthly	10 days-30 days
Fixed income	242.2	—	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	10.1	11.6	N/A	N/A
Total	$607.8	$11.6
(1)Private equity and real estate limited partnerships typically call capital over a 3-5 year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 0-15 years, and these investments typically cannot be redeemed prior to liquidation.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Fair Value Measurements at December 31, 2022:

(in millions)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$2.5	$2.0	$0.5	$—
Equity securities
International equities	0.5	0.5	—	—
Fixed income securities
Government	316.3	—	316.3	—
Corporate	407.8	—	407.8	—
Mortgages/Asset backed securities	2.3	—	2.3	—
Other fixed income	1.9	1.9	—	—
Mutual Funds
U.S. multi-strategy	97.4	97.4	—	—
International equities	29.0	29.0	—	—
Fixed income	0.2	0.2	—	—
Private equity limited partnerships(1)
U.S. multi-strategy(2)	6.3	—	—	—
International multi-strategy(3)	2.3	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(1)	5.0	—	—	—
Commingled funds(1)
Short-term money markets	46.2	—	—	—
U.S. equities	133.7	—	—	—
International equities	89.6	—	—	—
Fixed income	275.9	—	—	—
Pension plan assets subtotal	$1,417.0	$131.0	$726.9	$—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	76.2	76.2	—	—
International equities	16.3	16.3	—	—
Fixed income	94.7	94.7	—	—
Commingled funds(1)
Short-term money markets	17.4	—	—	—
U.S. equities	10.7	—	—	—
International equities	20.3	—	—	—
Other postretirement benefit plan assets subtotal	$235.6	$187.2	$—	$—
Due to brokers, net(4)	(2.0)	—	(2.0)	—
Receivables/payables	(10.7)	—	(10.7)	—
Accrued income/dividends	7.8	7.8	—	—
Total pension and other postretirement benefit plan assets	$1,647.7	$326.0	$714.2	$—
(1)This class of investments is measured at fair value using the net asset value per share and has not been classified in the fair value hierarchy.
(2)This class includes limited partnerships/fund of funds that invest in a diverse portfolio of private equity strategies, including buy-outs, growth capital, special situations and secondary markets, primarily inside the United States.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
(3)This class includes limited partnerships/fund of funds that invest in diverse portfolio of private equity strategies, including buy-outs, growth capital, special situations and secondary markets, primarily outside the United States.
(4)This class represents pending trades with brokers.

The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2022:

(in millions)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$63.6	$—	Daily	1 day
U.S. equities	144.4	—	Daily	1 day -5 days
International equities	109.9	—	Monthly	10 days - 30 days
Fixed income	275.9	—	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	13.7	11.6	N/A	N/A
Total	$607.5	$11.6
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Our Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in our Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2023	2022	2023	2022
Change in projected benefit obligation(1)
Benefit obligation at beginning of year	$1,427.4	$1,852.4	$449.0	$556.2
Service cost	20.5	27.8	5.1	6.5
Interest cost	68.4	40.5	21.8	12.0
Plan participants’ contributions	—	—	4.2	4.1
Plan amendments	—	0.2	3.4	2.1
Actuarial loss (gain)(2)	27.4	(318.7)	29.1	(89.9)
Benefits paid	(141.9)	(174.8)	(44.3)	(42.3)
Estimated benefits paid by incurred subsidy	—	—	0.5	0.3
Projected benefit obligation at end of year	$1,401.8	$1,427.4	$468.8	$449.0
Change in plan assets
Fair value of plan assets at beginning of year	$1,422.8	$1,981.7	$224.9	$293.7
Actual return on plan assets	142.8	(386.8)	28.2	(51.9)
Employer contributions	3.1	2.7	23.4	21.3
Plan participants’ contributions	—	—	4.3	4.1
Benefits paid	(141.9)	(174.8)	(44.3)	(42.3)
Fair value of plan assets at end of year	$1,426.8	$1,422.8	$236.5	$224.9
Funded Status at end of year	$25.0	$(4.6)	$(232.3)	$(224.1)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	44.1	18.3	—	—
Current liabilities	(2.2)	(2.6)	(1.0)	(1.0)
Noncurrent liabilities	(16.9)	(20.3)	(231.3)	(223.1)
Net amount recognized at end of year(3)	$25.0	$(4.6)	$(232.3)	$(224.1)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability(4)
Unrecognized prior service credit	$0.3	$0.4	$2.1	$(3.4)
Unrecognized actuarial loss	500.4	564.2	76.6	64.0
Net amount recognized at end of year	$500.7	$564.6	$78.7	$60.6
(1)The change in benefit obligation for Pension Benefits represents the change in Projected Benefit Obligation while the change in benefit obligation for Other Postretirement Benefits represents the change in accumulated postretirement benefit obligation.
(2)The pension actuarial loss (gain) was primarily driven by the decrease in discount rates, interest rate movements. The postretirement benefit actuarial loss (gain) was also primarily driven by a decrease in discount rates and claims experience changes in trend rates.
(3)We recognize our Consolidated Balance Sheets underfunded and overfunded status of our various defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.
(4)We determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $561.6 million and zero, respectively, as of December 31, 2023, and $607.5 million and zero, respectively, as of December 31, 2022 that would otherwise have been recorded to accumulated other comprehensive loss.
Our accumulated benefit obligation for our pension plans was $1,390.9 million and $1,416.8 million as of December 31, 2023 and 2022, respectively. The accumulated benefit obligation at each date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
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
As of December 31, 2023 and 2022, only our nonqualified plans were underfunded. These plans have no assets as they are not funded until benefits are paid. The following table sets forth the year end accumulated benefit obligation and projected benefit obligation for pension plans with a projected benefit obligation in excess of plan assets:

	December 31,
	2023	2022
Accumulated Benefit Obligation	$19.1	$22.9
Funded Status
Fair Value of Plan Assets	$—	$—
Projected Benefit Obligation	19.1	22.9
Funded Status of Underfunded Pension Plans at End of Year	$(19.1)	$(22.9)
The following table sets forth the year end accumulated benefit obligation, projected benefit obligation and fair value of plan assets for pension plans with plan assets in excess of the projected benefit obligation:

	December 31,
	2023	2022
Accumulated Benefit Obligation	$1,371.8	$1,393.8
Funded Status
Fair Value of Plan Assets	$1,426.8	$1,422.8
Projected Benefit Obligation	1,382.7	1,404.5
Funded Status of Overfunded Pension Plans at End of Year	$44.1	$18.3
Our pension plans were overfunded, in aggregate, by $25.0 million at December 31, 2023 compared to being underfunded by $4.6 million at December 31, 2022. The improvement in the funded status was primarily due to favorable asset returns offset by a decrease in discount rates. We contributed $3.1 million and $2.7 million to our pension plans in 2023 and 2022, respectively.
Our other postretirement benefit plans were underfunded, in aggregate by $232.3 million and $224.1 million at December 31, 2023 and 2022, respectively. The decline in funded status was primarily due to increased health care trend rates and discount rates, which was partially offset by actual return on plan assets exceeding expected return. We contributed $23.4 million and $21.3 million to our other postretirement benefit plans in 2023 and 2022, respectively.
In 2023 and 2022, our NiSource Pension Restoration and Columbia Energy Group pension plans paid lump sum payouts in excess of the respective plan's service cost plus interest cost, thereby meeting the requirement for settlement accounting. We recorded settlement charges of $9.2 million and $12.4 million in 2023 and 2022, respectively. Net periodic pension benefit cost increased by $5.7 million in December 31, 2022 as the result of the remeasurement. In 2023, no remeasurement occurred related to lump sum payouts.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for our various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	4.95%	5.14%	4.98%	5.17%
Rate of Compensation Increases	4.00%	4.00%	N/A	N/A
Interest Crediting Rates	4.00%	4.00%	N/A	N/A
Health Care Trend Rates
Trend for Next Year	N/A	N/A	8.84%	6.69%
Ultimate Trend	N/A	N/A	4.75%	4.75%
Year Ultimate Trend Reached	N/A	N/A	2032	2032
We expect to make contributions of approximately $2.2 million to our pension plans and approximately $23.1 million to our postretirement medical and life plans in 2024.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits	Federal Subsidy Receipts
Year(s)
2024	$144.8	$38.1	$0.2
2025	141.8	38.1	0.2
2026	135.0	37.5	0.2
2027	129.4	37.4	0.2
2028	125.1	37.0	0.2
2028-2032	548.0	176.0	0.9
The following table provides the components of the plans’ actuarially determined net periodic benefits cost for each of the three years ended December 31, 2023, 2022 and 2021:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2023	2022	2021	2023	2022	2021
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$20.5	$27.8	$30.2	$5.1	$6.5	$6.2
Interest cost	68.4	40.5	31.4	21.8	12.0	9.9
Expected return on assets	(94.5)	(90.8)	(101.6)	(15.1)	(16.2)	(15.3)
Amortization of prior service cost (credit)	0.1	0.1	0.1	(2.1)	(2.2)	(2.2)
Recognized actuarial loss	33.7	20.3	21.7	3.3	2.6	4.6
Settlement loss	9.2	12.4	11.4	—	—	—
Total Net Periodic Benefits (Income) Cost	$37.4	$10.3	$(6.8)	$13.0	$2.7	$3.2
(1)Service cost is presented in "Operation and maintenance" on the Statements of Consolidated Income. Non-service cost components are presented within "Other, net."

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for our various plans:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount rate - service cost	5.25%	3.08%	2.81%	5.30%	3.21%	3.00%
Discount rate - interest cost	5.06%	2.11%	1.57%	5.07%	2.24%	1.73%
Expected Long-Term Rate of Return on Plan Assets	7.00%	4.80%	5.20%	6.96%	5.72%	5.50%
Rate of Compensation Increases	4.00%	4.00%	4.00%	N/A	N/A	N/A
Interest Crediting Rates	4.00%	4.00%	4.00%	N/A	N/A	N/A
We assumed a 7.00% and 6.96% rate of return on pension and other postretirement plan assets, respectively, for our calculation of 2023 pension benefits and other postretirement benefits costs. These rates were primarily based on asset mix and historical rates of return and were adjusted in 2023 due to changes in asset allocation and projected market returns.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2023	2022	2023	2022
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Net prior service cost	$—	$0.2	$3.3	$2.1
Net actuarial (gain) loss	(20.9)	158.9	16.0	(21.8)
Settlements/curtailments	(9.2)	(12.4)	—	—
Less: amortization of prior service cost	(0.1)	(0.1)	2.1	2.2
Less: amortization of net actuarial loss	(33.7)	(20.3)	(3.3)	(2.6)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(63.9)	$126.3	$18.1	$(20.1)
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$(26.5)	$136.6	$31.1	$(17.4)
17.     Share-Based Compensation
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
The 2020 Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 10,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under the

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
2020 Omnibus Plan, the 2010 Omnibus Plan or any other equity plan under which awards were outstanding as of May 19, 2020. At December 31, 2023, there were 8,023,671 shares available for future awards under the 2020 Omnibus Plan.
We recognized stock-based employee compensation expense of $23.9 million, $19.0 million and $16.7 million, during 2023, 2022 and 2021, respectively, as well as related tax benefits of $7.7 million, $3.6 million and $4.0 million, respectively. We recognized related excess tax benefit from the distribution of vested share-based employee compensation of $2.9 million in 2023 and $0.4 million respectively, in 2022 and 2021.
As of December 31, 2023, the total remaining unrecognized compensation cost related to non-vested awards amounted to $20.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.
Restricted Stock Units and Restricted Stock. We granted 500,968, 477,292, and 285,755 restricted stock units and shares of restricted stock to employees, subject to service conditions in 2023, 2022, and 2021, respectively. The total grant date fair value of the restricted stock units and shares of restricted stock during 2023, 2022, and 2021, respectively, was $13.7 million, $12.5 million, and $5.7 million. The grant date fair value for the 2023 awards is based on the average market price of our common stock at the date of each grant. For the years ended 2022 and 2021, the grant date fair value is based on the average market price of our common stock at the date of each grant less the present value of any dividends not received during the vesting period. The awards are expensed over the vesting period which is generally three years. As of December 31, 2023, 464,725, 385,062, and 158,797 non-vested restricted stock units and shares of restricted stock granted in 2023, 2022, and 2021, respectively, were outstanding. Our non-vested restricted stock units have a non-forfeitable right to dividend equivalents, with immaterial amounts paid in the periods ending December 31, 2023 and 2022. See Note 5, "Earnings Per Share," for further discussion.
If an employee terminates employment before the service conditions lapse under the 2021, 2022 or 2023 awards due to (1) retirement or disability (as defined in the award agreement), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock based upon the percentage of the service period satisfied between the grant date and the date of the termination of employment. In the event of a change in control (as defined in the award agreement), all unvested shares of restricted stock and restricted stock units awarded will immediately vest upon termination of employment occurring in connection with a change in control. Termination due to any other reason will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination.
A summary of our restricted stock unit award transactions for the year ended December 31, 2023 is as follows:

(shares)	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit ($)
Non-vested at December 31, 2022	798,515	24.48
Granted	500,968	27.38
Forfeited	(54,171)	25.32
Vested	(178,396)	24.87
Non-vested at December 31, 2023	1,066,916	25.71

Employee Performance Shares. We granted 649,088 performance shares subject to service, performance and/or market-based vesting conditions in 2023. The performance conditions for these shares are based on the achievement of one non-GAAP financial measure, achievement of relative total shareholder return, and other operational metrics, which make up 50%, 25%, and 25% of the issued awards respectively.
The financial measure is cumulative net operating earnings per share ("NOEPS"), which we define as income from continuing operations adjusted for certain items. Relative total shareholder return, a market-based vesting condition, which we define as the annualized growth in dividends and share price of a share of our common stock (calculated using a 20 trading day average of our closing price over the performance period, approximately) compared to the total shareholder return of a predetermined peer group of companies. A relative shareholder return result within the first quartile will result in an increase in the NOEPS shares of 25%, while a relative shareholder return result within the fourth quartile will result in a decrease of 25%. A Monte Carlo analysis was used to value the portion of these awards dependent on the market-based vesting condition. The grant date fair value of the NOEPS shares is based on the closing stock price of our common stock at the date of each grant, which will be

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
expensed over the requisite service period of three years. The conditions for the remaining performance-based awards are based on operational goals of economic inclusion (5%), OPEX Index (10%), Employee Engagement Index Score (5%), and Environmental GHG Reduction (5%). The OPEX Index is further defined by goals related to risk mitigation and modernization of our infrastructure. See table below for further details on these awards.
In 2022, we granted 566,086 performance shares subject to service, performance and/or market-based vesting conditions. The performance conditions for these shares are based on the achievement of one non-GAAP financial measure, and/or achievement of relative total shareholder return, outlined above. The number of shares that are eligible to vest based on these performance conditions are adjusted based on performance of the magnifier framework for 2022 awards, outlined above. The operational magnifier framework for 2022 performance shares consists of three areas of focus, including safety, environment, and DE&I, representing 20%, 10% and 10%, respectively.
We granted 973,885 performance shares subject to service, performance and/or market-based vesting conditions in 2021. With respect to 390,041 performance shares granted, the performance conditions are based on the achievement of relative total shareholder return. The number of shares that are eligible to vest based on the Company's relative total shareholder return performance will be adjusted based on a performance magnifier related to safety. A Monte Carlo analysis was used to value the portion of these awards dependent on the market-based vesting condition. The grant date fair value of the NOEPS shares is based on the closing stock price of our common stock at the date of each grant, which will be expensed over the requisite service period of three years. See table below for further details on these awards.
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
The following table presents details of the performance awards described above.

Award Year	Service Conditions Lapse date	Performance Period	Award Conditions	Shares outstanding at 12/31/2023 (shares)	Grant Date Fair Value (in millions)
2023	2/28/2026	01/01/2023- 12/31/2025	Non-GAAP Financial and Operational Measures	488,515	$13.3
			Relative Total Shareholder Return	162,815	$5.4
2022	2/28/2025	01/01/2022- 12/31/2024	Non-GAAP Financial Measure	235,120	$7.4
			Relative Total Shareholder Return	235,120	$10.6
2021	2/28/2024	01/01/2021- 12/31/2023	Non-GAAP Financial Measure	186,427	$6.5
			Relative Total Shareholder Return	186,427	$6.7
	2/28/2024	01/01/2021- 12/31/2023	Relative Total Shareholder Return	87,268	$3.2

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
A summary of our performance award transactions for the year ended December 31, 2023 is as follows:

(shares)	Performance Awards	Weighted Average Grant Date Fair Value Per Unit ($)
Non-vested at December 31, 2022	1,505,740	26.10
Granted	649,088	28.87
Forfeited	(53,786)	28.29
Vested	(542,533)	22.21
Non-vested at December 31, 2023	1,558,509	28.01
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
As of December 31, 2023, 272,609 restricted stock units are outstanding to non-employee directors under either the 2020 Omnibus Plan, the 2010 Omnibus Plan or the Director Plan. Of this amount, 67,611 restricted stock units are unvested and expected to vest.
401(k) Match, Profit Sharing and Company Contribution. Eligible salaried employees hired after January 1, 2010 and hourly and union employees hired after January 1, 2013 receive a non-elective company contribution of 4.5% of eligible pay payable in cash or shares of NiSource common stock. We also have a voluntary 401(k) savings plan covering eligible union and nonunion employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in cash or shares. Further, we have a retirement savings plan that provides for discretionary profit sharing contributions to eligible employees. For the years ended December 31, 2023, 2022 and 2021, we recognized 401(k) match, profit sharing and non-elective contribution expense of $50.7 million, $39.1 million and $39.1 million, respectively.
18.    Leases
Lease Descriptions. We are the lessee for substantially all of our leasing activity, which includes operating and finance leases for corporate and field offices, railcars, land, and fleet vehicles. Our corporate and field office leases and certain land leases have remaining terms between 1 and 38 years with options to renew the leases for up to 35 years. We lease railcars to transport coal to and from our electric generation facilities in Indiana. Our railcars are specifically identified in the lease agreements which have remaining lease terms between 1 and 4 years with options to renew for 1 year. Our fleet vehicles include trucks, trailers and equipment that have been customized specifically for use in the utility industry. We lease fleet vehicles for 1 year terms, after which we have the option to extend on a month-to-month basis or terminate with written notice. We elected the short-term lease practical expedient, allowing us to not recognize ROU assets or lease liabilities for all leases with a term of 12 months or less. ROU assets and liabilities on our Consolidated Balance Sheets do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so.
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
Lease costs for the years ended December 31, 2023 and December 31, 2022 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized as part of the cost of another asset. Income statement presentation for these costs (when ultimately recognized on the income statement) is also included:

Year Ended December 31, (in millions)	Income Statement Classification	2023	2022
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$32.0	$31.9
Interest on lease liabilities	Interest expense, net	8.6	8.5
Total finance lease cost		40.6	40.4
Operating lease cost	Operation and maintenance	11.3	10.4
Total lease cost		$51.9	$50.8
Our right-of-use assets and liabilities are presented in the following lines on the Consolidated Balance Sheets:

At December 31, (in millions)	Balance Sheet Classification	2023	2022
Assets
Finance leases	Net Property, Plant and Equipment	$184.3	$153.4
Operating leases	Deferred charges and other	32.9	35.7
Total leased assets		$217.2	189.1
Liabilities
Current
Finance leases	Current portion of long-term debt	$23.8	30.0
Operating leases	Other accruals	8.3	4.8
Noncurrent
Finance leases	Long-term debt, excluding amounts due within one year	181.6	144.7
Operating leases	Other noncurrent liabilities	25.8	31.9
Total lease liabilities		$239.5	$211.4
Other pertinent information related to leases was as follows:

Year Ended December 31, (in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$9.3	$8.6
Operating cash flows used for operating leases	11.1	10.3
Financing cash flows used for finance leases	33.1	30.3
Right-of-use assets obtained in exchange for lease obligations
Finance leases	64.5	19.3
Operating leases	$5.6	$8.8

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Finance leases	16.4	9.9
Operating leases	6.7	7.7
Weighted-average discount rate
Finance leases	5.5%	5.1%
Operating leases	4.3%	4.0%

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Maturities of our lease liabilities as of December 31, 2023 were as follows:

As of December 31, 2023, (in millions)	Total	Finance Leases	Operating Leases
2024	$44.4	$34.8	$9.6
2025	36.6	30.7	5.9
2026	31.1	25.7	5.4
2027	25.2	20.6	4.6
2028	22.5	19.3	3.2
Thereafter	201.7	190.7	11.0
Total lease payments	361.5	321.8	39.7
Less: Imputed interest	(122.0)	(116.4)	(5.6)
Total	$239.5	$205.4	$34.1
Reported as of December 31, 2023
Short-term lease liabilities	32.1	23.8	8.3
Long-term lease liabilities	207.4	181.6	25.8
Total lease liabilities	$239.5	$205.4	$34.1

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
19.    Other Commitments and Contingencies
A.        Contractual Obligations. We have certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and obligations for various services including pipeline capacity and outsourcing of IT services. The total contractual obligations in existence at December 31, 2023 and their maturities were:

(in millions)	Total	2024	2025	2026	2027	2028	After
Long-term debt (1)	$10,955.0	$—	$1,260.0	$—	$1,090.0	$1,055.0	$7,550.0
Interest payments on long-term debt	6,017.8	431.1	431.1	418.5	399.1	349.0	3,989.0
Finance leases(2)	321.8	34.8	30.7	25.7	20.6	19.3	190.7
Operating leases(3)	39.7	9.6	5.9	5.4	4.6	3.2	11.0
Energy commodity contracts	153.9	114.7	39.2	—	—	—	—
Service obligations:
Pipeline service obligations	2,196.6	652.0	485.7	406.3	388.7	162.3	101.6
IT service obligations	161.8	83.6	57.2	16.7	4.3	—	—
Other liabilities(4)	98.3	62.8	5.8	5.2	5.2	5.2	14.1
Total contractual obligations	$19,944.9	$1,388.6	$2,315.6	$877.8	$1,912.5	$1,594.0	$11,856.4
(1) Long-term debt balance excludes unamortized issuance costs and discounts of $81.1 million.
(2) Finance lease payments shown above are inclusive of interest totaling $116.4 million.
(3) Operating lease payments shown above are inclusive of interest totaling $5.6 million. Operating lease balances do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so as they are renewed month-to-month after the first year.
(4)Other liabilities shown above are primarily related to the Indiana Crossroads Solar and Dunns Bridge I Developer payments due in 2024 and ongoing maintenance service agreements for our renewable joint ventures.
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
Our subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent the minimum quantity of these commodities we are obligated to purchase at both fixed and variable prices. To the extent contractual purchase prices are variable, obligations disclosed in the table above are valued at market prices as of December 31, 2023.
NIPSCO has power purchase arrangements representing a total of 700 MW of wind power, with contracts expiring between 2024 and 2040. No minimum quantities are specified within these agreements due to the variability of electricity generation from wind, so no amounts related to these contracts are included in the table above. Upon early termination of one of these agreements by NIPSCO for any reason (other than material breach by the counterparties), NIPSCO may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
We have pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2024 to 2038, require us to pay fixed monthly charges.
NIPSCO has contracts with three major rail operators providing coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2025.
We have executed agreements with multiple IT service providers. The agreements extend for various periods through 2028.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
B.        Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At December 31, 2023 and 2022, we issued stand-by letters of credit of $9.9 million and $10.2 million, respectively, for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At December 31, 2023 and 2022, our guarantees for multiple BTAs totaled $646.1 million and $841.6 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See “- E. Other Matters - Generation Transition,” below for more information.

C.        Legal Proceedings. From time to time, various legal and regulatory claims and proceedings are pending or threatened against the Company and its subsidiaries. While the amounts claimed may be substantial, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. The Company establishes reserves whenever it believes it to be appropriate for pending litigation matters. However, the actual results of resolving the pending litigation matters may be substantially higher than the amounts reserved. If one or more other matters were decided against us, the effects could be material to our results of operations in the period in which we would be required to record or adjust the related liability and could also be material to our cash flows in the periods that we would be required to pay such liability. Due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim, proceeding or investigation would not have a material adverse effect on our results of operations, financial position or liquidity.

FERC Investigation. In April 2022, NIPSCO was notified that the FERC Office of Enforcement (“OE”) was conducting an investigation of an industrial customer for allegedly manipulating the MISO Demand Response (“DR”) market. On January 4, 2024, FERC issued an Order approving a Stipulation and Consent Agreement (the "FERC Stipulation and Consent Agreement") which resolved the FERC OE investigation. Under the FERC Stipulation and Consent Agreement, neither NIPSCO nor the industrial customer admitted or denied any wrongdoing. Further, under the FERC Stipulation and Consent Agreement, the industrial customer is to disgorge $48.5 million and NIPSCO is to disgorge $7.7 million. The full amount of disgorgements will be returned to customers. NIPSCO has recovered more than 50% of its costs.
Other Claims and Proceedings. We are also party to certain other claims, regulatory and legal proceedings arising in the ordinary course of business in each state in which we have operations, and based upon an investigation of these matters and discussion with legal counsel, we believe the ultimate outcome of such other legal proceedings to be individually, or in aggregate, not material at this time.
D.        Environmental Matters. Our operations are subject to environmental statutes and regulations related to air quality, water quality, hazardous waste and solid waste. We believe that we are in substantial compliance with the environmental regulations currently applicable to our operations.
It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects the majority of environmental assessment and remediation costs and asset retirement costs, further described below, to be recoverable through rates. See Note 12, "Regulatory Matters," for additional detail.
As of December 31, 2023 and 2022, we had recorded a liability of $80.0 million and $86.5 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities" in the Consolidated Balance Sheets. We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined. See Note 11, "Asset Retirement Obligations," for a discussion of all obligations, including those discussed below.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. No material changes to the estimated future remediation costs were noted as a result of the refresh completed as of June 30, 2023. Our total estimated liability related to the facilities subject to remediation was $73.7 million and $81.0 million at December 31, 2023 and 2022, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. We believe that it is reasonably possible that remediation costs could vary by as much as $15.1 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
CCRs. NIPSCO continues to meet the compliance requirements established by the EPA for the regulation of CCRs. The CCR rule requirements currently in effect required revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary.
E.         Other Matters
Generation Transition. NIPSCO has executed several BTAs with developers to construct renewable generation facilities. NIPSCO has received IURC approval for all of its BTAs and PPAs. In addition to IURC approval, NIPSCO's purchase obligation under certain BTAs is dependent on timely completion of construction and either payment of the required purchase price or successful execution by NIPSCO of an agreement with a tax equity partner. NIPSCO and the tax equity partner, for each respective BTA, are obligated to make cash contributions to the JV that acquires the project at the date construction is substantially complete. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value the remaining interest in the JV from the tax equity partner. On January 17, 2024, the IURC approved the full ownership of Cavalry and Dunns Bridge II which will allow those BTAs to be executed through direct ownership. On November 22, 2023, Gibson transitioned from a PPA to a BTA.
NIPSCO Minority Interest Transaction. On December 31, 2023, pursuant to the terms of the BIP Purchase Agreement and simultaneously with the closing of the NIPSCO Minority Interest Transaction, Blackstone, NIPSCO Holdings I NIPSCO Holdings II and NiSource entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") of NIPSCO Holdings II. Specifically, under the terms of the LLC Agreement, Blackstone will provide up to $250 million in additional capital contributions over a three-year period after the closing, which the obligation is backed by an Equity Commitment Letter from an affiliate of Blackstone. Under the LLC Agreement, Blackstone is entitled to appoint two directors to the board of directors of NIPSCO Holdings II (the “Board”) so long as Blackstone (together with any approved affiliate) holds at least a 17.5% percentage interest (as defined in the LLC Agreement). In connection with the closing, Blackstone appointed two directors to the Board, such that the Board is now comprised of seven directors, two appointed by Blackstone and five appointed by NiSource. The LLC Agreement also contains certain investor protections, including, among other things, requiring Blackstone approval for Holdings II to take certain major actions. In addition, the LLC Agreement contains certain terms regarding transfer rights and other obligations applicable to both Blackstone and NiSource. The LLC Agreement establishes, among other things, governance rights, exit rights, requirements for additional capital contributions, mechanics for distributions, and other arrangements for Holdings II from and following the closing.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
On January 31, 2024, BIP transferred a 4.5% equity interest in NIPSCO Holdings II to BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone. Effective upon the closing of this transfer, the members of NIPSCO Holdings II entered into a Second Amended and Restated Limited Liability Company Operating Agreement of NIPSCO Holdings II (the "Amended LLC Agreement"). The two affiliates of Blackstone must vote their equity holdings under the Amended LLC Agreement as one investor.

Refer to Note 4, "Noncontrolling Interest," for detailed discussion of accounting for the NIPSCO Minority Interest Transaction.

20.     Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2021	$6.0	$(147.9)	$(14.8)	$(156.7)
Other comprehensive (loss) income before reclassifications	(3.5)	25.3	6.6	28.4
Amounts reclassified from accumulated other comprehensive loss	(0.4)	0.1	1.8	1.5
Net current-period other comprehensive (loss) income	(3.9)	25.4	8.4	29.9
Balance as of December 31, 2021	$2.1	$(122.5)	$(6.4)	$(126.8)
Other comprehensive (loss) income before reclassifications	(13.7)	109.7	(8.9)	87.1
Amounts reclassified from accumulated other comprehensive loss	0.4	0.2	2.0	2.6
Net current-period other comprehensive (loss) income	(13.3)	109.9	(6.9)	89.7
Balance as of December 31, 2022	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive income (loss) before reclassifications	3.1	(0.5)	(1.4)	1.2
Amounts reclassified from accumulated other comprehensive loss	0.8	0.3	1.2	2.3
Net current-period other comprehensive income (loss)	3.9	(0.2)	(0.2)	3.5
Balance as of December 31, 2023	$(7.3)	$(12.8)	$(13.5)	$(33.6)
 (1)All amounts are net of tax. Amounts in parentheses indicate debits.
21.     Business Segment Information
At December 31, 2023, our operations are divided into two primary reportable segments, the Gas Distribution Operations and the Electric Operations segments. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" and primarily are comprised of interest expense on holding company debt and unallocated corporate costs and activities. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. We use operating income as our primary measurement for each of the reported segments and make decisions on finance, dividends and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Year Ended December 31, (in millions)	2023	2022	2021
Operating Revenues
Gas Distribution Operations
Unaffiliated	$3,720.4	$4,007.2	$3,171.2
Intersegment	12.3	12.6	12.3
Total	3,732.7	4,019.8	3,183.5
Electric Operations
Unaffiliated	1,784.2	1,830.9	1,696.3
Intersegment	0.8	0.8	0.8
Total	1,785.0	1,831.7	1,697.1
Corporate and Other
Unaffiliated	0.8	12.5	32.1
Intersegment	503.8	465.0	460.3
Total	504.6	477.5	492.4
Eliminations	(516.9)	(478.4)	(473.4)
Consolidated Operating Revenues	$5,505.4	$5,850.6	$4,899.6

Year Ended December 31, (in millions)	2023	2022	2021
Operating Income (Loss)
Gas Distribution Operations	$901.9	$915.8	$617.5
Electric Operations	378.7	362.4	387.8
Corporate and Other	14.9	(12.4)	1.6
Consolidated Operating Income	$1,295.5	$1,265.8	$1,006.9
Depreciation and Amortization
Gas Distribution Operations	$464.6	$415.9	$383.0
Electric Operations	400.9	362.9	329.4
Corporate and Other	42.7	42.0	36.0
Consolidated Depreciation and Amortization	$908.2	$820.8	$748.4
Assets
Gas Distribution Operations	$18,122.8	$16,986.5	$15,153.7
Electric Operations	9,250.5	7,992.6	7,178.9
Corporate and Other	3,703.9	1,757.5	1,824.3
Consolidated Assets	$31,077.2	$26,736.6	$24,156.9
Capital Expenditures(1)
Gas Distribution Operations	$1,715.2	$1,682.3	$1,406.4
Electric Operations	739.2	574.5	517.4
Corporate and Other	236.3	41.2	16.6
Consolidated Capital Expenditures	$2,690.7	$2,298.0	$1,940.4
(1)Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures in current liabilities, the capitalized portion of the Corporate Incentive Plan payout, and AFUDC Equity.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
22.     Other, Net
The following table displays the components of Other, Net included on the Statements of Consolidated Income:

Year Ended December 31, (in millions)	2023	2022	2021
Interest income	$9.0	$4.3	$4.0
AFUDC equity	25.2	15.1	13.1
Charitable contributions	(1.8)	(4.4)	(11.5)
Pension and other postretirement non-service cost(1)	(24.0)	27.6	35.5
Interest rate swap settlement gain	—	10.0	—
Miscellaneous	(0.4)	(0.4)	(0.3)
Total Other, net	$8.0	$52.2	$40.8
(1) See Note 16, "Pension and Other Postemployment Benefits," for additional information.

23.     Interest Expense, Net
The following table displays the components of Interest Expense, Net included on the Statements of Consolidated Income:

Year Ended December 31, (in millions)	2023	2022	2021
Interest on long-term debt	$404.1	$344.5	$336.4
Interest on short-term borrowings	108.9	22.7	0.6
Debt discount/cost amortization	13.5	11.7	11.0
Accounts receivable securitization fees	2.7	2.5	1.4
Allowance for borrowed funds used and interest capitalized during construction	(25.3)	(6.7)	(4.6)
Debt-based post-in-service carrying charges	(30.7)	(21.1)	(14.7)
Other	16.4	8.0	11.0
Total Interest Expense, net	$489.6	$361.6	$341.1

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
24.     Supplemental Cash Flow Information
The following table provides additional information regarding our Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31, (in millions)	2023	2022	2021
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$315.0	$275.1	$245.7
Assets acquired under a finance lease	64.5	19.3	22.4
Assets acquired under an operating lease	5.6	8.8	6.0
Reclassification of other property to regulatory assets(1)	—	—	607.6
Assets recorded for asset retirement obligations(2)	61.1	6.3	12.0
Obligation to developer at formation of JV(3)	—	—	277.5
Purchase contract liability, net of fees and payments(4)	—	65.0	129.4
Schedule of interest and income taxes paid:
Cash paid for interest on debt, net of interest capitalized amounts	$433.9	$343.8	$322.4
Cash paid for interest on finance leases	8.6	8.5	9.4
Cash paid for income taxes, net of refunds	9.4	7.2	5.4
(1)See Note 12, "Regulatory Matters," for additional information.
(2)See Note 11, "Asset Retirement Obligations," for additional information.
(3)Represents investing non-cash activity. See Note 4, "Noncontrolling Interest," for additional information.
(4)Refer to Note 6, "Equity," for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2023
		Additions
($ in millions)	Balance Jan. 1, 2023	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2023
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.9	$23.4	$36.6	$61.0	$22.9
Reserve for deferred charges and other	1.0	—	0.3	—	1.3

Twelve months ended December 31, 2022
		Additions
($ in millions)	Balance Jan. 1, 2022	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2022
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.5	$20.6	$36.4	$56.6	$23.9
Reserve for deferred charges and other	2.3	—	(1.3)	—	1.0

Twelve months ended December 31, 2021
		Additions
($ in millions)	Balance Jan. 1, 2021	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2021
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$52.3	$18.3	$6.4	$53.5	$23.5
Reserve for deferred charges and other	—	—	2.3	—	2.3
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including our chief executive officer and chief financial officer, are responsible for establishing and maintaining internal control over financial reporting, as such term is defined under Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management has adopted the 2013 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2023, we conducted an evaluation of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 21, 2024

ITEM 9B. OTHER INFORMATION

NISOURCE INC.
Director and Officer Trading Arrangements
During the year ended December 31, 2023, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
NISOURCE INC.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included at the end of Part I of this report on Form 10-K, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1 Election of Directors," "Corporate Governance - Board Committee Composition," "Corporate Governance - Code of Business Conduct," and "Delinquent Section 16(a) Reports" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the discussion in "Compensation and Human Capital Committee Interlocks and Insider Participation," "2023 Director Compensation," "2023 Executive Compensation," "Compensation Discussion and Analysis (CD&A)," "Assessment of Risk," "2023 Pay Versus Performance," and "Compensation and Human Capital Committee Report" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the discussion in "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the discussion in "Corporate Governance - Policies and Procedures with Respect to Transactions with Related Persons" and "Corporate Governance - Director Independence" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the discussion in "Independent Registered Public Accounting Firm Fees" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2024.

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

(3.3)
Certificate of Amendment of Amended and Restated Certificate of Incorporation of NiSource dated May 23, 2023 (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on May 24, 2023).

(3.4)	Bylaws of NiSource Inc., as amended and restated through August 9, 2022 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on August 10, 2022).

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

(4.10)
Third Supplemental Indenture, dated as of November 30, 2017, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on December 1, 2017).

(4.11)
Second Supplemental Indenture, dated as of February 12, 2018, between Northern Indiana Public Service Company and The Bank of New York Mellon, solely as successor trustee under the Indenture dated as of March 1, 1988 between the Company and Manufacturers Hanover Trust Company, as original trustee. (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 10-Q filed on May 2, 2018).

(4.12)
Fourth Supplemental Indenture, dated as of December 18, 2023, between NiSource, Inc. and The Bank of New York Mellon, as trustee, relating to the 7.99% Medium-Term Notes due 2027 and the 6.78% Senior Notes due 2027 (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on December 18, 2023).

(4.13)
Deposit Agreement, dated as of December  5, 2018, among NiSource, Inc., Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on December 6, 2018).

(4.14)	Form of Depositary Receipt (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on December 6, 2018).

(4.15)
Amended and Restated Deposit Agreement, dated as of December  27, 2018, among NiSource, Inc., Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on December 27, 2018).

(4.16)	Form of Depositary Receipt (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on December 27, 2018).

(4.17)	Form of 2.950% Notes due 2029 (incorporated by reference to Exhibit 4.1 to NiSource Inc. Form 8-K filed on August 12, 2019).

(4.18)
Amended and Restated NiSource Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 1, 2019).

(4.19)	Form of 3.600% Notes due 2030 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on April 8, 2020).

(4.20)	Form of 0.950% Notes due 2025 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on August 18, 2020).

(4.21)	Form of 1.700% Notes due 2031(incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on August 18, 2020).

(4.22)	Form of 5.000% Notes due 2052 (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on June 10, 2022).

(4.23)	Form of 5.250% Notes due 2028 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 24, 2023).

(4.24)	Form of 5.400% Notes due 2033 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on June 9, 2023).

(4.25)	Description of NiSource Inc.’s Securities Registered Under Section 12 of the Exchange Act.**

(4.26)	Form of 6.25% Notes due 2040 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on December 6, 2010).

(4.27)	Form of 5.95% Notes due 2041 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on June 10, 2011).

(4.28)	Form of 5.80% Notes due 2042 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on November 17, 2011).

(4.29)	Form of 5.25% Notes due 2043 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on June 14, 2012).

(4.30)	Form of 4.80% Notes due 2044 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on April 12, 2013).

(4.31)	Form of 5.65% Notes due 2045 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on October 7, 2013).

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

(10.8)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the NiSource Inc. Form 10-K filed on February 22, 2017). *

(10.9)
Amended and Restated NiSource Inc. Executive Deferred Compensation Plan effective November 1, 2012 (incorporated by reference to Exhibit 10.21 to the NiSource Inc. Form 10-K filed on February 19, 2013).*

(10.10)
Note Purchase Agreement, dated as of August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.11)
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

(10.13)
Registration Rights Agreement, dated as of May 2, 2018, by and among NiSource Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 8-K filed on May 2, 2018).

(10.14)	Form of 2019 Performance Share Award Agreement under the 2010 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.45 of the NiSource Inc. Form 10-K filed on February 20, 2019).*

(10.15)
Amended and Restated NiSource Inc. Employee Stock Purchase Plan adopted as of February 1, 2019 (incorporated by reference to Exhibit C to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting to be held on May 7, 2019, filed on April 1, 2019).

(10.16)	Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10.39 of the NiSource Form 10-K filed on February 28, 2020).*

(10.17)	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 of the NiSource Form 10-K filed on February 28, 2020). *

(10.18)	Form of Cash-Based Award Agreement (incorporated by reference to Exhibit 10.41 of the NiSource Form 10-K filed on February 28, 2020). *

(10.19)
2020 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held on May 19, 2020, filed on April 13, 2020).*

(10.20)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 10-Q filed on August 5, 2020).*

(10.21)
NiSource Inc. Supplemental Executive Retirement Plan, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.22)
Pension Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Form 10-Q filed on November 2, 2020).

(10.23)
Savings Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.24)	First Amendment to the Savings Restoration Plan for NiSource Inc. and Affiliates dated October 12, 2023 and effective November 1, 2020.* **

(10.25)	NiSource Inc. Executive Severance Policy, as amended and restated effective October 19, 2020 (incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.26)	NiSource Next Voluntary Separation Program, effective as of August 5, 2020 (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.27)	Form of Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.53 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.28)	Form of Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.54 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.29)	Form of Special Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.55 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.30)
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

(10.31)
Amendment No. 1 to the Sixth Amended and Restated Revolving Credit Agreement dated February 18, 2022, made as of August 23, 2023 by and among NiSource Inc., the financial institutions listed on the signature pages and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on August 23, 2023).

(10.32)	First Amendment to the NiSource Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 10-Q filed on May 4, 2022).

(10.33)
Credit Agreement, dated as of December 20, 2022, among NiSource Inc., as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, PNC Capital Markets LLC, as Syndication Agent, Bank of America, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents and JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, Bank of America, N.A. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on December 20, 2022).

(10.34)
Amendment No. 1 to the Credit Agreement dated December 20, 2022, made as of October 5, 2023 by and among NiSource Inc., the financial institutions listed on the signature pages and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on October 5, 2023).

(10.35)
Credit Agreement, dated as of November 9, 2023, among NiSource Inc., as Borrower, the lenders party there to, and U.S. Bank National Association, as Administrative Agent, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on November 9, 2023).

(10.36)
Augmenting Lender Supplement, dated December 6, 2023, by and among NiSource Inc., Mizuho Bank, LTD, Bank of Montreal. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on December 6, 2023).

(10.37)	Form of Restricted Stock Unit Award Agreement.(incorporated by reference to Exhibit 10.57 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.38)	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.58 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.39)	Form of Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.59 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.40)	Form of Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.60 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.41)
Purchase and Sale Agreement, dated as of June 17, 2023, among NiSource Inc., as the Parent, NIPSCO Holdings II LLC, as the Company, and BIP BLUE BUYER L.L.C., as the Investor (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on June 20, 2023).

(10.42)
Amendment No. 1 to the Purchase and Sale Agreement, dated as of July 6, 2023, among NiSource Inc., as the Parent, NIPSCO Holdings II LLC, as the Company, and BIP BLUE BUYER L.L.C., as the Investor (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 10-Q filed on August 2, 2023).****

(10.43)
Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II LLC, dated December 31, 2023 (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on January 2, 2024).****

(10.44)	Second Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II LLC, dated January 30, 2024.** ****

(10.45)	Form of 2024 CEO RSU Award Agreement (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.46)	Form of 2024 CEO PSU Award Agreement (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.47)	Form of RSU Award Agreement (for awards on or after 2024) (incorporated by reference to Exhibit 10.3 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.48)	Form of PSU Award Agreement (for awards on or after 2024).* **

(21)	List of Subsidiaries.**

(23)	Consent of Deloitte & Touche LLP.**

(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(32.2)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(97.1)	NiSource Inc. Compensation Recoupment Policy.**

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

(101.SCH)	Inline XBRL Schema Document.**

(101.CAL)	Inline XBRL Calculation Linkbase Document.**

(101.LAB)	Inline XBRL Labels Linkbase Document.**

(101.PRE)	Inline XBRL Presentation Linkbase Document.**

(101.DEF)	Inline XBRL Definition Linkbase Document.**

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.

***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. NiSource agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.

****
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

NiSource Inc.
(Registrant)

Date: February 21, 2024	By:	/s/ LLOYD M. YATES
Lloyd M. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	LLOYD M. YATES	President, Chief	Date: February 21, 2024
	Lloyd M. Yates	Executive Officer and Director (Principal Executive Officer)

/s/	SHAWN ANDERSON	Executive Vice President and	Date: February 21, 2024
	Shawn Anderson	Chief Financial Officer (Principal Financial Officer)

/s/	GUNNAR J. GODE	Vice President and	Date: February 21, 2024
	Gunnar J. Gode	Chief Accounting Officer (Principal Accounting Officer)

/s/	KEVIN T. KABAT	Chairman of the Board	Date: February 21, 2024
Kevin T. Kabat

/s/	PETER A. ALTABEF	Director	Date: February 21, 2024
Peter A. Altabef

/s/	SONDRA L. BARBOUR	Director	Date: February 21, 2024
Sondra L. Barbour

/s/	THEODORE H. BUNTING, JR.	Director	Date: February 21, 2024
Theodore H. Bunting, Jr.

/s/	ERIC L. BUTLER	Director	Date: February 21, 2024
Eric L. Butler

/s/	ARISTIDES S. CANDRIS	Director	Date: February 21, 2024
Aristides S. Candris

/s/	DEBORAH A. HENRETTA	Director	Date: February 21, 2024
Deborah A. Henretta

/s/	DEBORAH A.P. HERSMAN	Director	Date: February 21, 2024
Deborah A. P. Hersman

/s/	WILLIAM D. JOHNSON	Director	Date: February 21, 2024
William D. Johnson

/s/	MICHAEL E. JESANIS	Director	Date: February 21, 2024
Michael E. Jesanis

/s/	CASSANDRA S. LEE	Director	Date: February 21, 2024
Cassandra S. Lee