Form 10-Q
period 2024-03-31
NISOURCE INC.
filed 2024-05-08
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 448,305,338 shares outstanding at April 30, 2024.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2024

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Dunns Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC
Dunns Bridge II	Dunn's Bridge II Solar Generation LLC
Gibson	Gibson Solar Generation LLC
Fairbanks	Fairbanks Solar Generation LLC
Cavalry	Cavalry Solar Generation LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	BIP Blue Buyer L.L.C
Blackstone	Blackstone Infrastructure Partners L.P
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
Columbia Operations	Reportable segment comprised of the results of Columbia Gas distribution companies and all related subsidiaries
Corporate Units	Series A Corporate Units
DSM	Demand Side Management
EGUs	Electric Utility Generating Units
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause

DEFINED TERMS
FASB	Financial Accounting Standards Board
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRA	Inflation Reduction Act of 2022
IRP	Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Program
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NIPSCO Electric	The electric generation and transmission activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Minority Interest Transaction
A transaction between NiSource, NIPSCO Holdings II (sole owner of NIPSCO) and an affiliate of Blackstone pursuant to a purchase and sale agreement entered into on June 17, 2023, that offered equity interests in NIPSCO Holdings II in exchange for capital contributions by the parties.

NIPSCO Operations	Reportable segment comprised of the results of NIPSCO Holdings I, NIPSCO Holdings II, and NIPSCO and all related subsidiaries
NYMEX	New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
RNG	Renewable Natural Gas
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Safety Modification and Replacement Program
SMS	Safety Management System
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Transmission, Distribution and Storage System Improvement Charge
VIE	Variable Interest Entity
WAM	Work and Asset Management

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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things:
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
•and other matters set forth in Item 1, "Business," Item 1A, "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this report, some of which risks are beyond our control.

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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Operating Revenues
Customer revenues	$1,643.0	$1,896.1
Other revenues	63.3	69.9
Total Operating Revenues	1,706.3	1,966.0
Operating Expenses
Cost of energy	425.0	765.1
Operation and maintenance	378.4	391.2
Depreciation and amortization	242.1	206.9
Other taxes	77.4	71.8
Total Operating Expenses	1,122.9	1,435.0
Operating Income	583.4	531.0
Other Income (Deductions)
Interest expense, net	(116.3)	(108.9)
Other, net	9.2	1.5
Total Other Deductions, Net	(107.1)	(107.4)
Income before Income Taxes	476.3	423.6
Income Taxes	76.0	85.8
Net Income	400.3	337.8
Net income (loss) attributable to noncontrolling interest	35.3	4.8
Net Income Attributable to NiSource	365.0	333.0
Preferred dividends	(6.7)	(13.8)
Preferred redemption premium	(14.0)	—
Net Income Available to Common Shareholders	344.3	319.2
Earnings Per Share
Basic Earnings Per Share	$0.77	$0.77
Diluted Earnings Per Share	$0.77	$0.71
Basic Average Common Shares Outstanding	447.9	412.8
Diluted Average Common Shares	449.4	447.1

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2024	2023
Net Income	$400.3	$337.8
Other comprehensive income:
Net unrealized loss on available-for-sale debt securities(1)	(0.3)	2.0
Reclassification adjustment for cash flow hedges(2)	(0.1)	0.1
Unrecognized pension and OPEB benefit (costs)(3)	0.2	0.3
Total other comprehensive income (loss)	(0.2)	2.4
Comprehensive Income	$400.1	$340.2
(1)Net unrealized loss on available-for-sale debt securities, net of $0.1 million tax benefit and $0.5 million tax expense in the first quarter of 2024 and 2023, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.0 million tax benefit and $0.1 million tax benefit in the first quarter of 2024 and 2023, respectively.
(3)Unrecognized pension and OPEB benefit (costs), net of $0.1 million of tax expense and $0.1 million tax expense in the first quarter of 2024 and 2023, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Property, Plant and Equipment
Plant	$31,300.6	$30,482.1
Accumulated depreciation and amortization	(8,354.5)	(8,207.2)
Net Property, Plant and Equipment(1)	22,946.1	22,274.9
Investments and Other Assets
Unconsolidated affiliates	5.4	5.3
Available-for-sale debt securities (amortized cost of $160.2 and $169.0, allowance for credit losses of $0.4 and $0.6, respectively)	150.1	159.1
Other investments	86.8	82.7
Total Investments and Other Assets	242.3	247.1
Current Assets
Cash and cash equivalents	102.2	2,245.4
Restricted cash	38.3	35.7
Accounts receivable	877.2	884.9
Allowance for credit losses	(31.6)	(22.9)
Accounts receivable, net	845.6	862.0
Gas storage	70.1	265.8
Materials and supplies, at average cost	187.2	172.1
Electric production fuel, at average cost	66.3	65.3
Exchange gas receivable	43.2	66.0
Regulatory assets	260.4	214.3
Deposits to renewable generation asset developer	285.8	454.2
Prepayments and other	161.1	118.6
Total Current Assets(1)	2,060.2	4,499.4
Other Assets
Regulatory assets	2,231.7	2,245.9
Goodwill	1,485.9	1,485.9
Deferred charges and other	371.9	324.0
Total Other Assets	4,089.5	4,055.8
Total Assets	$29,338.1	$31,077.2
(1)Includes $1,358.2 million and $1,369.8 million at March 31, 2024 and December 31, 2023, respectively, of net property, plant and equipment assets and $60.8 million and $63.6 million at March 31, 2024 and December 31, 2023, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 448,197,604 and 447,381,671 shares outstanding, respectively	$4.5	$4.5
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 0 and 40,000 shares outstanding, respectively	—	486.1
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	8,886.8	8,879.5
Retained deficit	(861.7)	(967.0)
Accumulated other comprehensive loss	(33.8)	(33.6)
Total NiSource Stockholders’ Equity	7,895.9	8,269.6
Noncontrolling interest in consolidated subsidiaries	1,899.0	1,866.7
Total Stockholders' Equity	9,794.9	10,136.3
Long-term debt, excluding amounts due within one year	11,724.6	11,055.5
Total Capitalization	21,519.5	21,191.8
Current Liabilities
Current portion of long-term debt	24.0	23.8
Short-term borrowings	1,222.3	3,048.6
Accounts payable	612.5	749.4
Dividends payable - common stock	119.0	—
Customer deposits and credits	189.5	294.4
Taxes accrued	169.5	166.2
Interest accrued	148.6	136.1
Exchange gas payable	17.1	50.5
Regulatory liabilities	237.6	278.6
Asset retirement obligations	78.0	72.5
Accrued compensation and employee benefits	136.0	227.6
Other accruals	170.9	217.4
Total Current Liabilities(1)	3,125.0	5,265.1
Other Liabilities
Deferred income taxes	2,159.5	2,080.4
Accrued liability for postretirement and postemployment benefits	244.8	250.1
Regulatory liabilities	1,482.0	1,510.7
Asset retirement obligations	509.6	480.5
Other noncurrent liabilities and deferred credits	297.7	298.6
Total Other Liabilities(1)	4,693.6	4,620.3
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$29,338.1	$31,077.2
(1)Includes $60.9 million and $68.3 million at March 31, 2024 and December 31, 2023, respectively, of current liabilities and $56.3 million and $55.7 million at March 31, 2024 and December 31, 2023, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2024	2023
Operating Activities
Net Income	$400.3	$337.8
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	242.1	206.9
Deferred income taxes and investment tax credits	61.6	75.5
Payments for asset retirement obligations	(12.0)	(5.5)
Other adjustments	7.8	1.1
Changes in Assets and Liabilities:
Components of working capital	(235.2)	71.1
Regulatory assets/liabilities	18.4	11.0
Deferred charges and other noncurrent assets	(18.0)	(12.0)
Other noncurrent liabilities and deferred credits	(8.8)	(2.5)
Net Cash Flows from Operating Activities	456.2	683.4
Investing Activities
Capital expenditures	(589.5)	(557.1)
Milestone payments to renewable generation asset developer	(110.6)	(137.3)
Other investing activities	(22.9)	(33.4)
Net Cash Flows used for Investing Activities	(723.0)	(727.8)
Financing Activities
Proceeds from issuance of long-term debt	644.4	744.2
Repayments of finance lease obligations	(7.2)	(8.1)
Repayment of short term credit agreements	(1,650.0)	—
Net change in commercial paper and other short-term borrowings	(176.3)	(480.4)
Issuance of common stock, net of issuance costs	2.7	3.0
Redemption of preferred stock	(486.1)	—
Preferred stock redemption premium	(14.0)	—
Equity costs, premiums and other debt related costs	(57.6)	(11.8)
Contributions from noncontrolling interests	—	3.6
Distributions to noncontrolling interests	(3.0)	(5.3)
Dividends paid - common stock	(118.6)	(103.2)
Dividends paid - preferred stock	(8.1)	(8.1)
Contract liability payment	—	(16.6)
Net Cash Flows from Financing Activities	(1,873.8)	117.3
Change in cash, cash equivalents and restricted cash	(2,140.6)	72.9
Cash, cash equivalents and restricted cash at beginning of period	2,281.1	75.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$140.5	$148.3
Reconciliation to Balance Sheet

Three Months Ended March 31, (in millions)	2024
Cash and cash equivalents	102.2
Restricted Cash	38.3
Total Cash, Cash Equivalents and Restricted Cash	140.5
Supplemental Disclosures of Cash Flow Information

Three Months Ended March 31, (in millions)	2024	2023
Non-cash transactions:
Capital expenditures included in current liabilities	$239.7	$261.1
Dividends declared but not paid	119.0	122.8
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2024	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
Comprehensive Income:
Net income	—	—	—	—	365.0	—	35.3	400.3
Other comprehensive loss, net of tax	—	—	—	—	—	(0.2)	—	(0.2)
Dividends:
Common stock ($0.53 per share)	—	—	—	—	(237.6)	—	—	(237.6)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Stock issuances (redemptions):
Series B and B-1 Preferred Stock Redemption	—	(486.1)	—	—	—	—	—	(486.1)
Series B and B-1 Preferred stock redemption premium	—	—	—	—	(14.0)	—	—	(14.0)
Employee stock purchase plan	—	—	—	1.4	—	—	—	1.4
Long-term incentive plan	—	—	—	3.3	—	—	—	3.3
401(k) and profit sharing	—	—	—	2.6	—	—	—	2.6
Balance as of March 31, 2024	$4.5	$—	$(99.9)	$8,886.8	$(861.7)	$(33.8)	$1,899.0	$9,794.9

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2023	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net income	—	—	—	—	333.0	—	4.8	337.8
Other comprehensive income, net of tax	—	—	—	—	—	2.4	—	2.4
Dividends:
Common stock ($0.50 per share)	—	—	—	—	(206.7)	—	—	(206.7)
Preferred stock (See Note 6)	—	—	—	—	(27.5)	—	—	(27.5)
Noncontrolling Interests:
Contributions from noncontrolling interest	—	—	—	—	—	—	3.6	3.6
Distributions to noncontrolling interest	—	—	—	—	—	—	(5.3)	(5.3)
Stock issuances:
Employee stock purchase plan	—	—	—	1.3	—	—	—	1.3
Long-term incentive plan	—	—	—	(6.3)	—	—	—	(6.3)
401(k) and profit sharing	—	—	—	2.6	—	—	—	2.6
Balance as of March 31, 2023	$4.2	$1,546.5	$(99.9)	$7,372.9	$(1,114.8)	$(34.7)	$329.5	$8,003.7

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2024	40	451,345	(3,963)	447,382
Issued (Redeemed):
Employee stock purchase plan	—	53	—	53
Long-term incentive plan	—	663	—	663
401(k) and profit sharing	—	100	—	100
Series B and B-1 Preferred Stock	(40)	—	—	—
Balance as of March 31, 2024	—	452,161	(3,963)	448,198

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2023	1,303	416,106	(3,963)	412,143
Issued:
Employee stock purchase plan	—	48	—	48
Long-term incentive plan	—	695	—	695
401(k) and profit sharing	—	97	—	97
Balance as of March 31, 2023	1,303	416,946	(3,963)	412,983
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
2.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-05, Business Combinations- Joint Venture Formations. This pronouncement codifies ASU 805-60 to provide guidance for the recognition and initial measurement of joint venture formations. This guidance requires that the initial assets contributed and liabilities assumed be recognized and measured at fair value, with additional disclosure requirements during the period a joint venture is formed. The pronouncement is effective for joint ventures formed on or after January 1, 2025. We will adopt and apply to any future joint ventures if entered.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This pronouncement enhances annual and interim disclosure requirements over reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. The pronouncement also allows for more than one measure of segment profit if the CODM uses more than one measure in assessing segment performance. The pronouncement is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impacts this ASU will have on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This pronouncement enhances required income tax disclosures. The pronouncement will require disclosure of specific categories and reconciling items included in the rate reconciliation, disaggregation between federal, state and local income taxes paid, and disclosure of income taxes paid by jurisdictions over a certain threshold. Additionally, the pronouncement eliminates certain required disclosures related to unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and is to be applied on a prospective basis with retrospective application permitted. We are currently evaluating the impacts this amendment will have on our income tax disclosures, but do not expect to early adopt.

3.    Revenue Recognition
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment, as well as by customer class. As of January 1, 2024, we have changed our reportable segments from Gas Distributions Operations and Electric Operations to Columbia Operations and NIPSCO Operations. Our historical segment disclosures have been recast to be consistent with the current presentation. For additional information see Note 17, "Business Segment Information."
The Columbia Operations segment provides regulated natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. The NIPSCO Operations segment provides regulated gas and electric service in the northern part of Indiana.
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three months ended March 31, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$628.0	$212.1	$—	$840.1
Commercial	220.4	74.7	—	295.1
Industrial	40.1	23.8	—	63.9
Off-system	12.8	—	—	12.8
Wholesale	0.8	—	—	0.8
Miscellaneous(1)	8.2	7.9	—	16.1
Subtotal	$910.3	$318.5	$—	$1,228.8
Electric Generation and Power Delivery
Residential	$—	$143.8	$—	$143.8
Commercial	—	142.9	—	142.9
Industrial	—	115.9	—	115.9
Wholesale	—	6.3	—	6.3
Public Authority	—	2.1	—	2.1
Miscellaneous(1)	—	3.2	—	3.2
Subtotal	$—	$414.2	$—	$414.2
Total Customer Revenues(2)	910.3	732.7	—	1,643.0
Other Revenues(3)	43.4	19.7	0.2	63.3
Total Operating Revenues	$953.7	$752.4	$0.2	$1,706.3
(1)Amounts included in Columbia Operations are primarily related to earnings share mechanisms and late fees. Amounts included in NIPSCO Operations are primarily related to revenue refunds, public repairs and property rentals. (2)Customer revenue amounts exclude intersegment revenues. See Note 17, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily relate to weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.

Three months ended March 31, 2023 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$684.6	$302.4	$—	$987.0
Commercial	248.0	112.6	—	360.6
Industrial	40.4	31.5	—	71.9
Off-system	17.2	—	—	17.2
Wholesale	1.0	—	—	1.0
Miscellaneous(1)	11.8	5.6	—	17.4
Subtotal	$1,003.0	$452.1	$—	$1,455.1
Electric Generation and Power Delivery
Residential	$—	$150.4	$—	$150.4
Commercial	—	150.9	—	150.9
Industrial	—	134.2	—	134.2
Wholesale	—	2.6	—	2.6
Public Authority	—	2.1	—	2.1
Miscellaneous(1)	—	0.8	—	0.8
Subtotal	$—	$441.0	$—	$441.0
Total Customer Revenues(2)	1,003.0	893.1	—	1,896.1
Other Revenues(3)	45.9	23.8	0.2	69.9
Total Operating Revenues	$1,048.9	$916.9	$0.2	$1,966.0
(1)Amounts included in Columbia Operations are primarily related to earnings share mechanisms and late fees. Amounts included in NIPSCO Operations, are primarily related to revenue refunds, public repairs and property rentals. (2)Customer revenue amounts exclude intersegment revenues. See Note 17, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations are primarily relate to weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to MISO multi-value projects and revenue from non-jurisdictional transmission assets.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the three months ended March 31, 2024 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2023	$479.4	$337.6
Balance as of March 31, 2024	552.1	263.6
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of March 31, 2024 and December 31, 2023 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2024	$10.2	$11.9	$0.8	$22.9
Current period provisions	11.0	3.6	—	14.6
Write-offs charged against allowance	(7.3)	(2.1)	(0.8)	(10.2)
Recoveries of amounts previously written off	4.1	0.2	—	4.3
Balance as of March 31, 2024	$18.0	$13.6	$—	$31.6

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2023	$11.1	$12.0	$0.8	$23.9
Current period provisions	28.3	11.5	—	39.8
Write-offs charged against allowance	(49.2)	(12.4)	—	(61.6)
Recoveries of amounts previously written off	20.0	0.8	—	20.8
Balance as of December 31, 2023	$10.2	$11.9	$0.8	$22.9
4.    Noncontrolling Interests
Variable Interest Entities. A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO is a member of joint ventures that own and operate two wind facilities, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO is also a member of joint ventures that own two solar facilities, Indiana Crossroads Solar and Dunns Bridge I, which have a combined 465 MW of nameplate capacity. We have determined that these joint ventures are VIEs. We control decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
Members of each respective JV include NIPSCO (who is the managing member) and a tax equity partner. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash to each JV. Once the tax equity partner has earned their negotiated rate of return and have reached a stated contractual date, NIPSCO has the option to purchase the remaining interest in the respective JV, at fair market value from the tax equity partner. NIPSCO has an obligation to purchase 100% of the electricity generated by our commercially operational JVs.
We did not provide any financial or other support during the quarter that was not previously contractually required, nor do we expect to provide such support in the future.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	March 31, 2024	December 31, 2023
Net Property, Plant and Equipment	$1,358.2	$1,369.8
Current assets	60.8	63.6
Total assets(1)	1,419.0	1,433.4
Current liabilities	60.9	68.3
Asset retirement obligations	56.3	55.7
Total liabilities(1)(2)	$117.2	$124.0
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2) In addition to the amounts disclosed above there is a de minimis amount of other noncurrent liabilities at Rosewater as of March 31, 2024.
Voting Interest Entities. In December 31, 2023, we consummated the NIPSCO Minority Interest Transaction for a capital contribution of $2.16 billion in cash. The difference between the $2.16 billion consideration received and the $1.36 billion carrying value of the noncontrolling interest claim on net assets was recorded to additional paid-in capital, net of $54.7 million in transaction costs and a $63.5 million income tax benefit. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. During Q1 2024, we paid the remaining transaction costs that were accrued as of December 31, 2023.
5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the three months ended March 31, 2024, the weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and an ATM forward agreement under the Treasury Stock Method when the impact would be dilutive (See Note 6, "Equity,"). For the purposes of determining diluted EPS, for the three months ended March 31, 2023, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding using the if-converted method under US GAAP and we assumed share settlement of the remaining purchase contract payment balance from our Equity Units based on the average share price during the period. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in the three months ended March 31, 2023, net of tax, related to the purchase contracts. The purchase contracts were settled on December 1, 2023.

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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Numerator:
Net Income Available to Common Shareholders	$344.3	$319.2
Less: Income allocated to participating securities	0.3	0.2
Net Income Available to Common Shareholders - Basic	344.0	319.0
Add: Dilutive effect of Equity Units	—	0.4
Net Income Available to Common Shareholders - Diluted	$344.0	$319.4
Denominator:
Average common shares outstanding - Basic	447.9	412.8
Dilutive potential common shares:
Equity Units purchase contracts	—	31.2
Equity Units purchase contract payment balance	—	1.8
Shares contingently issuable under employee stock plans	0.9	0.8
Shares restricted under employee stock plans	0.4	0.5
ATM forward agreement	0.2	—
Average Common Shares - Diluted	449.4	447.1
Earnings per common share:
Basic	0.77	0.77
Diluted	0.77	0.71
6.    Equity
ATM Program. On February 22, 2024, we entered into eight separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $900.0 million of our common stock. On February 23, 2024, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. On February 23, 2024, the forward purchaser under our forward sale agreement borrowed 7,757,951 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.78 per share. We may settle the forward sale agreement in shares, cash or net shares by December 20, 2024. Had we settled all the shares under the forward sale agreement at March 31, 2024, we would have received approximately $199.8 million, based on a net price of $25.76 per share. As of March 31, 2024, the ATM program (inclusive of the forward sale agreement) had approximately $700.0 million of equity available for issuance. The program expires on December 31, 2025.

Preferred Stock. Dividends declared per share for the Series A Preferred Stock were zero and $28.25 during the three months ended March 31, 2024 and 2023, respectively. Dividends declared per share for the Series B Preferred Stock were $406.25 and $812.50 during the three months ended March 31, 2024 and 2023, respectively.

On June 15, 2023, we redeemed all 400,000 outstanding shares of Series A Preferred Stock for a redemption price of $1,000 per share or $400.0 million in total.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Series B and B-1 Preferred Stock. On March 15, 2024, we redeemed all 20,000 outstanding shares of Series B Preferred Stock for a redemption price of $25,000 per share and all 20,000 outstanding shares of Series B-1 Preferred Stock for a redemption price of $0.01 per share or $500.0 million in total. Following the redemption, dividends ceased to accrue on the shares of Series B Preferred Stock, shares of the Series B Preferred Stock and Series B-1 Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of Series B Preferred Stock and Series B-1 Preferred Stock terminated. In conjunction with the redemption, we recorded a $14.0 million preferred stock redemption premium, calculated as the difference between the carrying value on the redemption date of the Series B Preferred Stock and Series B-1 Preferred Stock and the total amount of consideration paid to redeem, which was recorded as a reduction to retained earnings during the first quarter of 2024. We did not recognize an excise tax liability under the IRA in connection with this redemption as we expect to issue common stock under the ATM program in 2024 in excess of the fair value of the Series B Preferred Stock and Series B-1 Preferred Stock redeemed.

In March 2024, we filed a Certificate of Elimination to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to eliminate from the Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designations with respect to the Series B Preferred Stock and the Certificate of Designations with respect to the Series B-1 Preferred Stock. As a result, the 20,000 shares that were previously designated as Series B Preferred Stock and the 20,000 shares that were previously designated as Series B-1 Preferred Stock were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, without designation as to series. The Certificate of Elimination does not change the total number of authorized shares of capital stock of NiSource or the total number of authorized shares of preferred stock. We voluntarily delisted the preferred stock from the New York Stock Exchange.

Equity Units. On December 1, 2023, we issued 33,898,837 shares of our common stock under the purchase contract component of the Corporate Units. As of December 1, 2023, each holder of Corporate Units was deemed to have automatically delivered to us the related Series C Mandatory Convertible Preferred Stock that were components of the Corporate Units in full satisfaction of such holder’s obligations under the related purchase contract, and all shares of Series C Mandatory Convertible Preferred Stock were returned to the status of authorized but unissued preferred stock, par value of $0.01 per share, without designation as to series. We voluntarily delisted the Corporate Units from the New York Stock Exchange.
Refer to Note 5, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS during 2023.
7.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, accounts receivable transfer programs, and term credit agreements. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of March 31, 2024 and December 31, 2023.
Commercial Paper Program. On February 9, 2024 we increased our commercial paper program limit from $1.50 billion to $1.85 billion. We had $1,222.3 million and $1,061.0 million of commercial paper outstanding with weighted-average interest rates of 5.58% and 5.65% as of March 31, 2024 and December 31, 2023, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through consolidated special purpose entities. The three agreements expire between June 2024 and October 2024 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2024, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $419.8 million.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
We had zero and $337.6 million of short-term borrowings related to the securitization transactions as of March 31, 2024 and December 31, 2023, respectively.
For the three months ended March 31, 2024 and 2023, $337.6 million and $65.4 million, respectively were recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $0.5 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Term Credit Agreements. At December 31, 2023, we had $1.0 billion, and $650.0 million outstanding under term credit agreements with interest rates of 6.41% and 6.50%, respectively. On January 3, 2024, we terminated and repaid in full our $1.0 billion term credit agreement and our $650.0 million term credit agreement with proceeds from the NIPSCO Minority Interest Transaction.
Items listed above, excluding the term credit agreements, are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
8.    Long-Term Debt
On March 14, 2024 we completed the issuance and sale of $650.0 million of 5.35% senior unsecured notes maturing in 2034, which resulted in approximately $642.6 million of net proceeds after discount and debt issuance costs.
9.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Natural gas storage injections are priced at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference in the cost of replacing the current portion of stored gas inventory compared to the amount stated on a LIFO basis is recorded within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. The LIFO basis exceeded the cost of replacing the current portion of stored gas by $27.5 million and zero respectively, for the periods ended March 31, 2024 and December 31, 2023, for certain gas distribution companies recorded within "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).
10.    Regulatory Matters
Renewable generation filings
In March 2024, NIPSCO filed a petition with the IURC to, after notice and hearing, issue an order modifying its November 22, 2023 order to approve direct ownership of the Gibson Project. The hearing is scheduled for June 2024 with a final order expected August 2024. In March 2024, NIPSCO also filed a petition with the IURC to, after notice and hearing, issue an order modifying its June 29, 2021 order to approve direct ownership of the Fairbanks Project. The hearing is scheduled for July 2024 with a final order expected September of 2024.

WAM system filing
In March 2024, NIPSCO filed a petition with the IURC for authority to defer, as a regulatory asset, certain costs, including depreciation and amortization incurred in connection with improvements to its information technology systems through the design, development, and implementation of a new WAM program for the scheduling, dispatch, and execution of work and the management of underlying assets. These improvements are part of our enterprise-wide transformation roadmap which seeks to optimize our field work. The petition also included the confirmation that the WAM program assets, including the requested regulatory assets, will be included in NIPSCO's rate base for ratemaking purposes in rate cases after the WAM assets have been placed in service. The hearing is scheduled for July 2024 with a final order expected in August 2024.

Regulatory deferral related to renewable energy investments
In accordance with the accounting principles of ASC 980, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation and amortization" on the Condensed Statements

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
of Consolidated Income (unaudited). NiSource recorded an increase to depreciation expense of $3.5 million and a decrease to depreciation expense of $4.4 million for the three months ended March 31, 2024 and 2023, respectively. Following the implementation of the electric base rate case, we began recognizing amounts to recover our investments of projects that have been placed in service. Refer to Note 4, "Noncontrolling Interests," for additional information.
11.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to lower our cost of debt capital, manage our interest rate exposure and limit volatility in the price of natural gas.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	March 31, 2024		December 31, 2023
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$3.0	$11.6	$1.1	$7.5
Total	$3.0	$11.6	$1.1	$7.5
Noncurrent(2)
Derivatives not designated as hedging instruments	$20.2	$1.9	$22.2	$1.9
Total	$20.2	$1.9	$22.2	$1.9
(1)Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at March 31, 2024. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $9.7 million and $13.9 million at March 31, 2024 and December 31, 2023, respectively.
All gains and losses on derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO's and Columbia of Pennsylvania's quarterly GCA mechanisms.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At March 31, 2024 and December 31, 2023, we had 86.0 MMDth and 76.1 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of March 31, 2024, the remaining terms of these instruments range from one to three years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program. The hedging program was executed in December 2023, with an effective date of April 1, 2024 and will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customer’s annual demand. All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	March 31, 2024	December 31, 2023
Regulatory Assets
Losses on commodity price risk programs	$20.1	$24.4
Regulatory Liabilities
Gains on commodity price risk programs	23.3	23.3
Our derivative instruments measured at fair value as of March 31, 2024 and December 31, 2023 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments
Interest rate risk management. As of March 31, 2024 and December 31, 2023 we had no active interest rate swap positions. The overall net gain related to our multiple settled interest rate swaps is recorded in AOCI. We amortize the net gain over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three months ended March 31, 2024 and 2023 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 16, "Accumulated Other Comprehensive Loss," for additional information.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

Recurring Fair Value Measurements March 31, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2024
Assets
Risk management assets	$—	$23.2	$—	$23.2
Available-for-sale debt securities	—	150.1	—	150.1
Total	$—	$173.3	$—	$173.3
Liabilities
Risk management liabilities	$—	$13.5	$—	$13.5
Total	$—	$13.5	$—	$13.5

Recurring Fair Value Measurements December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Assets
Risk management assets	$—	$23.3	$—	$23.3
Available-for-sale debt securities	—	159.1	—	159.1
Total	$—	$182.4	$—	$182.4
Liabilities
Risk management liabilities	$—	$9.4	$—	$9.4
Total	$—	$9.4	$—	$9.4

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of March 31, 2024 and December 31, 2023, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
NIPSCO and Columbia of Pennsylvania have entered into long-term forward natural gas purchase instruments to lock in a fixed price for natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 11, "Risk Management Activities."
Available-for-Sale Debt Securities. Available-for-sale debt securities are investments pledged as collateral for trust accounts related to our wholly owned insurance company. We value U.S. Treasury, corporate debt and mortgage-backed securities using a matrix pricing model that incorporates market-based information. These securities trade less frequently and are classified within Level 2.
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of March 31, 2024 and December 31, 2023, we have $0.4 million and $0.6 million, respectively, recorded as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at March 31, 2024 and December 31, 2023 were:

March 31, 2024 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$62.1	$—	$(3.3)	$—	$58.8
Corporate/Other debt securities	98.1	0.6	(7.0)	(0.4)	91.3
Total	$160.2	$0.6	$(10.3)	$(0.4)	$150.1

December 31, 2023 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$63.8	$—	$(3.2)	$—	$60.6
Corporate/Other debt securities	105.2	0.8	(6.9)	(0.6)	98.5
Total	$169.0	$0.8	$(10.1)	$(0.6)	$159.1
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $58.8 million and $72.7 million, respectively, at March 31, 2024.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $58.7 million and $74.8 million, respectively, at December 31, 2023.
The cost of maturities sold is based upon specific identification. Realized gains and losses on available-for-sale securities were $0.4 million and immaterial for the three months ended March 31, 2024 and 2023, respectively.
Non-recurring Fair Value Measurements
We measure the fair value of certain assets, primarily goodwill, on a non-recurring basis, typically when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of March 31, 2024, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2024	Estimated Fair Value as of March 31, 2024	Carrying Amount as of Dec. 31, 2023	Estimated Fair Value as of Dec. 31, 2023
Long-term debt (including current portion)	$11,748.6	$10,852.3	$11,079.3	$10,370.9

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
13.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2024 and 2023 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2024 and 2023 were 16.0% and 20.3%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to renewable partnership income, amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state flow through, and other permanent book-to-tax differences.
The decrease in the three month effective tax rate of 4.3% in 2024 compared to 2023 is primarily attributed to the lower renewable partnership income, jurisdictional mix of pre-tax book income, offset by lower amortization of excess deferred federal income tax liabilities.
As of March 31, 2024, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these unrecognized tax benefits.
14.    Pension and Other Postemployment Benefits
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
For the three months ended March 31, 2024 and 2023, we contributed $0.7 million and $1.2 million, respectively to our pension plans and $5.4 million and $5.6 million, respectively to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three months ended March 31, 2024 and 2023:

	Pension Benefits		OPEB
Three Months Ended March 31, (in millions)	2024	2023	2024	2023
Components of Net Periodic Benefit Cost(1)
Service cost	$5.4	$5.1	$1.3	$1.3
Interest cost	16.3	17.1	5.4	5.4
Expected return on assets	(23.8)	(23.6)	(4.0)	(3.8)
Amortization of prior service credit	—	—	(0.4)	(0.5)
Recognized actuarial loss	7.2	8.4	0.8	0.8
Total Net Periodic Benefit Cost	$5.1	$7.0	$3.1	$3.2
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of March 31, 2024 and December 31, 2023, we had issued stand-by letters of credit of $9.9 million for the benefit of third parties.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At March 31, 2024 and December 31, 2023, our guarantees for multiple BTAs totaled $672.3 million and $646.1 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See ''- D. Other Matters - Generation Transition,'' below for more information.
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
Other Claims and Proceedings. We are also party to other claims, regulatory and legal proceedings arising in the ordinary course of business in each state in which we have operations, and based upon an investigation of these matters and discussion with legal counsel, we believe the ultimate outcome of such other legal proceedings to be individually, or in aggregate, not material at this time.
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
As of March 31, 2024 and December 31, 2023, we had recorded a liability of $77.8 million and $80.0 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
MGP. We maintain a program to identify and investigate former MGP sites where our subsidiaries or predecessors may have liability. The program has identified 53 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. Our total estimated liability related to the facilities subject to remediation was $72.8 million and $73.7 million at March 31, 2024 and December 31, 2023, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $15.1 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
CCRs. NIPSCO continues to meet the compliance requirements established by the EPA for the regulation of CCRs. The CCR rule requirements currently in effect required revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. On April 25, 2024 new EPA rules have been issued and we are evaluating the potential impact on our business.
D. Other Matters.
Generation Transition. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO has received IURC approval for all of its BTAs and PPAs. In addition to IURC approval, NIPSCO's purchase obligation under the BTAs is dependent on timely completion of construction and for certain BTAs successful execution by NIPSCO of an agreement with a tax equity partner. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. With respect to BTAs for which tax equity partnerships are utilized, NIPSCO and the tax equity partner are obligated to make cash contributions to the JV that acquires project at the date construction is substantially complete. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value the remaining interest in the JV from the tax equity partner. On January 17, 2024, the IURC approved the full ownership of Cavalry and Dunns Bridge II which will allow those BTAs to be executed through direct ownership. In March 2024, we filed with the IURC to modify the ownership structure for Gibson and Fairbanks solar projects to become fully owned projects and to modify the cost of the Fairbanks project as contemplated in the contractual actions. On March 18, 2024, Cavalry achieved mechanical completion, resulting in NIPSCO making a $110.6 million payment to the developer.
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2024	$(7.3)	$(12.8)	$(13.5)	$(33.6)
Other comprehensive loss before reclassifications	(0.6)	(0.2)	(0.1)	(0.9)
Amounts reclassified from accumulated other comprehensive loss	0.3	0.1	0.3	0.7
Net current-period other comprehensive income (loss)	(0.3)	(0.1)	0.2	(0.2)
Balance as of March 31, 2024	$(7.6)	$(12.9)	$(13.3)	$(33.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2023	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive income (loss) before reclassifications	1.7	—	—	1.7
Amounts reclassified from accumulated other comprehensive loss	0.3	0.1	0.3	0.7
Net current-period other comprehensive income (loss)	2.0	0.1	0.3	2.4
Balance as of March 31, 2023	$(9.2)	$(12.5)	$(13.0)	$(34.7)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17.    Business Segment Information
Our reportable segments reflect the manner in which our business is managed, and our resources are allocated. Following the consummation of the NIPSCO Minority Interest Transaction, the funding and strategic management was revised to evaluate operating performance at the state level. Refer to Note 4, "Noncontrolling Interests," for additional information on the NIPSCO Minority Interest Transaction. Our operations are now evaluated through two primary reportable segments, Columbia Operations and NIPSCO Operations. Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia). Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations includes the results of NIPSCO Holdings I and its majority-owned subsidiaries, including NIPSCO, which has fully regulated gas and electric operations in Northwest Indiana.

The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. Our CODM uses operating income as the primary measurement for each of the reported segments and makes decisions on finance, dividends, and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating Revenues
Columbia Operations
Unaffiliated	$953.7	$1,048.9
Intersegment	3.2	3.0
Total	956.9	1,051.9
NIPSCO Operations
Unaffiliated	752.4	916.9
Intersegment	0.3	0.3
Total	752.7	917.2
Corporate and Other
Unaffiliated	0.2	0.2
Intersegment	139.9	116.7
Total	140.1	116.9
Eliminations	(143.4)	(120.0)
Consolidated Operating Revenues	$1,706.3	$1,966.0
Operating Income
Columbia Operations	$362.0	$351.8
NIPSCO Operations	216.4	177.0
Corporate and Other	5.0	2.2
Consolidated Operating Income	$583.4	$531.0

The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheet (unaudited):

(in millions)	March 31, 2024	December 31, 2023
Assets
Columbia Operations	$13,789.8	$13,664.5
NIPSCO Operations	14,221.0	13,962.6
Corporate and Other	1,327.3	3,450.1
Consolidated Assets	$29,338.1	$31,077.2
Information about our reportable segments for the three months ended March 31, 2023, as well as for the period ended December 31, 2023 has been recast to align with the current year's presentation.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended March 31,
(in millions)	2024	2023
Interest income	$2.5	$1.8
AFUDC equity	11.3	4.8
Pension and other postretirement non-service benefit (cost)	(2.2)	(3.5)
Miscellaneous	(2.4)	(1.6)
Total Other, net	$9.2	$1.5

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
Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We are an energy holding company under the Public Utility Holding Company Act of 2005 whose utility subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Columbia Operations and NIPSCO Operations. Refer to ''Note 17, "Business Segment Information," for further discussion of our business segments.
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
Energy Transition: We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as retiring and replacing remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Our electric generation transition, initiated through the NIPSCO 2018 Integrated Resource Plan ("2018 Plan") is well underway, and we are continually adjusting to the dynamic energy landscape. As of March 31, 2024, we have executed and received IURC approval for BTAs and PPAs for wind, solar and solar plus storage projects,with a combined nameplate capacity of 1,950 MW and 1,400 MW, respectively, under the 2018 Plan. We have also taken contractual actions on a number of our other renewable projects to address the timing of these projects as well as consider the broad market issues facing the industry. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. On January 17, 2024, the IURC approved full ownership of the Cavalry and Dunns Bridge II projects, allowing NIPSCO to leverage provisions of the Inflation Reduction Act passed in 2022, to monetize renewable tax credits more effectively. Full ownership of these projects provide enhanced benefits to customers as compared to the previous tax equity partnership structure approved by the IURC. In March 2024, we filed with the IURC to modify the ownership structure for Gibson and Fairbanks solar projects to become fully owned projects and to modify the cost of the Fairbanks project as contemplated in the contractual actions referenced above. We are continuing to evaluate the impact of this legislation on our remaining projects, with potential to drive increased value to customers. For additional information, see "Results and Discussion of Segment Operations - NIPSCO Operations," in this Management's Discussion.

In 2021, we announced and filed with the IURC the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan ("2021 Plan"). The 2021 Plan affirms plans to retire the coal unit at the Michigan City Generating Station by the end of 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. In September of 2023, we filed a request for issuance of a certificate of public convenience and necessity for an approximately 400 MW natural gas peaking generation facility with the IURC. The planned retirement of the two vintage gas peaking facilities at the R.M. Schahfer Generating Station is also expected to occur by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval.

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

NIPSCO Minority Interest Transaction: On December 31, 2023, contemporaneously with the closing of the NIPSCO Minority Interest Transaction, Blackstone, NIPSCO Holdings I, NIPSCO Holdings II, and NiSource entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") of NIPSCO Holdings II. On January 31, 2024, BIP transferred a 4.5% equity interest in NIPSCO Holdings II to BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone. Effective upon the closing of this transfer, the members of NIPSCO Holdings II entered into a Second Amended and Restated Limited Liability Company Operating Agreement of NIPSCO Holdings II (the "Amended LLC Agreement"). The two affiliates of Blackstone must vote their equity holdings under the Amended LLC Agreement as one investor. Refer to Note 4, "Noncontrolling Interests," for more information on this transaction.
Transformation: Our enterprise-wide transformation roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We are committed to identifying and implementing initiatives that will enable us to streamline work and improve logistics company-wide. These efforts include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all of our optimization initiatives will prioritize safety and continue to optimize our long-term growth profile. We are making progress towards our transformation goals with the anticipated third quarter 2024 launch of the first phase of our WAM program, an information technology system that optimizes the scheduling, dispatch, and execution of our field operations.
Economic Environment: We continue to monitor risks related to increasing order and delivery lead times for construction and other materials, potential unavailability of materials due to global shortages in raw materials, and decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to see increasing prices associated with certain materials and supplies. To the extent that work delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
We are faced with increased competition for employee and contractor talent in the current labor market which has resulted in increased costs to attract and retain talent. We are ensuring that we use all internal human capital programs (development, leadership enablement programs, succession, performance management) to promote retention of our current employees along with having a competitive and attractive employee value proposition for potential recruits. With a focus on workforce planning, we are evaluating our future talent footprint by creating flexible work arrangements where possible to ensure we have the right people, in the right role, and at the right time.
We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures".

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023	Favorable (Unfavorable)
Operating Revenues	$1,706.3	$1,966.0	$(259.7)
Operating Expenses
Cost of energy	425.0	765.1	340.1
Other Operating Expenses	697.9	669.9	(28.0)
Total Operating Expenses	1,122.9	1,435.0	312.1
Operating Income	583.4	531.0	52.4
Total Other Deductions, Net	(107.1)	(107.4)	0.3
Income Taxes	76.0	85.8	9.8
Net Income	400.3	337.8	62.5
Net income (loss) attributable to noncontrolling interest	35.3	4.8	(30.5)
Net Income Attributable to NiSource	365.0	333.0	32.0
Preferred dividends and redemption premium	(20.7)	(13.8)	(6.9)
Net Income Available to Common Shareholders	344.3	319.2	25.1
Earnings Per Share
Basic Earnings Per Share	$0.77	$0.77	$—
Diluted Earnings Per Share	$0.77	$0.71	$0.06
The majority of the cost of energy in the Columbia Operations and NIPSCO Operations segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three months ended March 31, 2024 was primarily due to higher revenues, net of cost of energy, driven by rate increases from regulatory outcomes. Higher net income is offset by increased net income attributable to noncontrolling interest following the consummation of the NIPSCO Minority Interest Transaction.
The increase in preferred dividends and redemption premium for the three months ended March 31, 2024 was primarily due to the inclusion of $14 million Series B preferred redemption premium, offset by a shortened dividend accrual period due to the early redemption of Series A Preferred Stock in 2023 and the reduction of accrual for Series B Preferred Stock in 2024. See Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Columbia Operations and NIPSCO Operations in this Management's Discussion.
Income Taxes
Refer to Note 13, "Income Taxes," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rates for the periods presented.
We continue to monitor and evaluate the impacts of final or proposed income tax regulations issued on provisions of the IRA including but not limited to renewable energy tax credits and the excise tax on stock buybacks guidance issued on April 9, 2024. While our analysis is not complete, we do not believe these proposed regulations will materially impact the excise tax liability recorded in 2023. See Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the excise tax on stock buybacks.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
In response to the NIPSCO Minority Interest Transaction, our operations are now evaluated through two primary reportable segments, Columbia Operations and NIPSCO Operations. Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia). Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations aggregates the results of NIPSCO Holdings I,and its majority-owned subsidiaries, including NIPSCO, which has both fully regulated gas and electric operations in Northwest Indiana. . The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" within the Notes to the Condensed Consolidated Financial Statements (unaudited) and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three months ended March 31, 2024 and 2023 are presented below.

	Three Months Ended March 31,
(in millions)	2024	2023	Favorable (Unfavorable)
Operating Revenues	$956.9	$1,051.9	$(95.0)
Operating Expenses
Cost of energy	228.8	338.3	109.5
Operation and maintenance	210.7	220.5	9.8
Depreciation and amortization	98.2	87.7	(10.5)
Other taxes	57.2	53.6	(3.6)
Total Operating Expenses	594.9	700.1	105.2
Operating Income	$362.0	$351.8	$10.2
Revenues
Residential	$665.8	$722.9	$(57.1)
Commercial	225.3	253.2	(27.9)
Industrial	40.4	40.5	(0.1)
Off-System	12.7	17.2	(4.5)
Other	12.7	18.1	(5.4)
Total	$956.9	$1,051.9	$(95.0)
Sales and Transportation (MMDth)
Residential	77.0	74.4	2.6
Commercial	54.3	50.7	3.6
Industrial	68.5	61.6	6.9
Off-System	7.3	7.4	(0.1)
Other	0.2	0.2	—
Total	207.3	194.3	13.0
Heating Degree Days(1)	2,284	2,229	55
Normal Heating Degree Days(1)	2,739	2,729	10
% (Warmer) than Normal	(17)%	(18)%
% Colder than prior year	2%
Columbia Operations Customers
Residential	2,222,345	2,212,247	10,098
Commercial	189,394	189,222	172
Industrial	1,980	2,074	(94)
Other	5	3	2
Total	2,413,724	2,403,546	10,178
(1) Heating degree figures represent averages of the five jurisdictions served by Columbia Operations.
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation, and tax trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2024 compared to the same period in 2023 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2024 vs 2023
New rates from base rate proceedings and regulatory capital programs	$34.9
Increased customer usage	8.1
The effects of customer growth	2.2
The effects of weather in 2024 compared to 2023	1.6
Other	(2.9)
Change in operating revenues (before cost of energy and other tracked items)	$43.9
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(109.4)
Lower tracker deferrals within operation and maintenance, depreciation, and tax	(29.5)
Total change in operating revenues	$(95.0)
Weather
In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating degree days, net of weather normalization mechanisms. Our composite heating degree days reported do not directly correlate to the weather-related dollar impact on the results of Columbia Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite heating degree day comparison.
Throughput
The increase in total volumes for the three months ended March 31, 2024, compared to the same period in 2023, is primarily attributable to increased industrial usage.
Commodity Price Impact
Cost of energy for the Columbia Operations segment is principally comprised of the cost of natural gas used while providing transportation and distribution services to customers. All Columbia Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. These are tracked costs that are passed through directly to the customer, and the gas costs included in revenues are matched with the gas cost expense recorded in the period. The difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered gas cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.
Certain of the Columbia Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2024 compared to the same period in 2023 are presented below.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2024 vs 2023
Higher employee and administrative related expenses	$(13.7)
Higher depreciation and amortization expense	(10.6)
Higher property tax	(2.6)
Higher outside services expenses	(2.4)
Other	(4.4)
Change in operating expenses (before cost of energy and other tracked items)	$(33.7)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	109.4
Lower tracker deferrals within operation and maintenance, depreciation, and tax	29.5
Total change in operating expense	$105.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three months ended March 31, 2024 and 2023 are presented below.

	Three Months Ended March 31,
(in millions)	2024	2023	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$752.7	$917.2	$(164.5)
Operating Expenses
Cost of energy	196.2	426.8	230.6
Operation and maintenance	191.3	190.5	(0.8)
Depreciation and amortization	132.7	108.3	(24.4)
Other taxes	16.1	14.6	(1.5)
Total Operating Expenses	536.3	740.2	203.9
Operating Income	$216.4	$177.0	$39.4

	Three Months Ended March 31,
(in millions)	2024	2023	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$143.8	$150.4	$(6.6)
Commercial	142.9	150.9	(8.0)
Industrial	116.1	134.4	(18.3)
Wholesale	6.4	2.6	3.8
Other	24.8	26.4	(1.6)
Total	$434.0	$464.7	$(30.7)
Sales (GWh)
Residential	764.9	766.1	(1.2)
Commercial	878.7	856.2	22.5
Industrial	1,832.7	1,937.7	(105.0)
Wholesale	149.2	—	149.2
Other	23.4	22.8	0.6
Total	3,648.9	3,582.8	66.1
NIPSCO Electric Customers
Residential	428,035	425,090	2,945
Commercial	58,883	58,499	384
Industrial	2,120	2,133	(13)
Wholesale	708	708	—
Other	3	3	—
Total	489,749	486,433	3,316

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$212.1	$302.4	$(90.3)
Commercial	74.7	112.7	(38.0)
Industrial	23.8	31.5	(7.7)
Other	8.1	5.9	2.2
Total	$318.7	$452.5	$(133.8)
Sales and Transportation Volumes (MMDth)
Residential	28.6	29.2	(0.6)
Commercial	17.7	17.7	—
Industrial	70.2	71.0	(0.8)
Total	116.5	117.9	(1.4)
Heating Degree Days	2,643	2,659	(16)
Normal Heating Degree Days	3,141	3,100	41
% (Warmer) than Normal	(16)%	(14)%
% (Warmer) than prior year	(1)%
NIPSCO Gas Customers
Residential	797,326	791,030	6,296
Commercial	66,485	66,162	323
Industrial	2,784	2,860	(76)
Total	866,595	860,052	6,543
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2024 compared to the same period in 2023 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2024 vs 2023
New rates from base rate proceedings, regulatory capital and DSM programs	65.6
Renewable Joint Venture revenue, fully offset by Joint Venture operating expense and noncontrolling interest net income (loss)	4.0
Increased customer usage	3.9
Increased customer count	2.7
The effects of weather in 2024 compared to 2023	(5.7)
Other	(2.3)
Change in operating revenues (before cost of energy and other tracked items)	$68.2
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(230.7)
Lower tracker deferrals within operation and maintenance, depreciation and tax	(2.0)
Total change in operating revenues	$(164.5)
Weather
The results of operations for the NIPSCO Operations segment include income from both electric and gas service lines. In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal cooling degree days and normal heating degree days, net of weather normalization mechanisms. Our composite cooling and heating degree days reported do not directly correlate to the weather-related dollar impact on the results of NIPSCO Operations. Cooling and heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite cooling and heating degree day comparison.
Sales
The increase in total volumes sold to electric customers for the three months ended March 31, 2024 compared to the same period in 2023 was primarily attributable to increased usage by commercial and wholesale customers partially offset by industrial and residential customers usage.
The decrease in total volumes sold to gas customers for the three months ended March 31, 2024 compared to the same period in 2023 was primarily attributable to decreased usage by industrial and residential customers.
Commodity Price Impact
Cost of energy for the NIPSCO Operations segment's electric activities is principally comprised of the cost of coal, natural gas purchased for internal generation of electricity, and the cost of power purchased from generators of electricity for its generation and transmission activities. For its gas distribution activities, NIPSCO Operations' cost of energy is principally comprised of the cost of natural gas used while providing transportation and distribution services to customers. NIPSCO Operations has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred costs of energy. The majority of these costs of energy are passed through directly to the customer, and the costs of energy included in operating revenues are matched with the cost of energy expense recorded in the period. The difference is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered fuel and gas costs to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2024 compared to the same period in 2023 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2024 vs 2023
Higher depreciation and amortization expense driven by new base rates	(20.0)
Higher employee and administrative expenses	(9.5)
Renewable Joint Venture operating expenses, partially offset by Joint Venture operating revenues	(9.3)
Lower materials and supplies costs	4.4
Lower outside services expenses primarily related to lower generation-related maintenance	2.0
Other	3.6
Change in operating expenses (before cost of energy and other tracked items)	$(28.8)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	230.7
Lower tracker deferrals within operation and maintenance, depreciation and tax	2.0
Total change in operating expense	$203.9
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
NIPSCO continues to work with the EPA to obtain an administrative approval associated with the operation of R.M. Schahfer’s remaining two coal units until 2025. In the event that the approval is not obtained, future operations could be impacted. We cannot estimate the financial impact on us if this approval is not obtained. Refer to Item 1A. Risk Factors, "Operational Risks," of the 2023 Annual Report on Form 10-K for further detail.
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
Since 2020, two wind PPA projects, two wind BTA projects and two solar BTA projects have been placed into service, totaling 1,465 MW of nameplate capacity. NIPSCO has executed commercial agreements for each of the eight remaining identified projects. Dunns Bridge II, Cavalry, Fairbanks, Gibson, GreenRiver, Appleseed, Carpenter and Templeton have received IURC approval. NIPSCO has filed for a new gas peaking facility to be located at R.M. Schahfer Generating Station. On November 22, 2023 the IURC approved NIPSCO's request to convert the Gibson project from a PPA to a BTA. On January 17, 2024 the IURC approved increases to the project costs as well as the full ownership of Cavalry and Dunns Bridge II, allowing NIPSCO to leverage provisions of the IRA to monetize tax credits for the benefit of customers in lieu of utilizing tax equity partnerships. In March 2024, we filed with the IURC to modify the ownership structure for Gibson and Fairbanks solar projects to become fully owned projects and to modify the cost of the Fairbanks project. See "Executive Summary - Energy Transition" in this Management's Discussion for additional information. We expect the majority of our remaining BTA and PPA projects to be placed in service in 2024 and 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

Remaining Renewables Projects	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Cavalry	BTA	Solar & Storage	200	60
Dunns Bridge II	BTA	Solar & Storage	435	75
Fairbanks	BTA	Solar	250	—
Gibson	BTA	Solar	200	—
Green River	20 year PPA	Solar	200	—
Templeton	20 year PPA	Wind	200	—
Carpenter	20 year PPA	Wind	200	—
Appleseed	20 year PPA	Solar	200	—

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
•On December 31, 2023, we consummated the NIPSCO Minority Interest Transaction in exchange for a capital contribution of $2.16 billion in cash. See Note 4, "Noncontrolling Interests,"in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information.
•On January 3, 2024, we applied the proceeds from the NIPSCO Minority Interest Transaction and repaid in full our $1.0 billion term credit agreement and our $650.0 million term credit agreement. On March 14, 2024 we completed the issuance and sale of $650.0 million of 5.35% senior unsecured notes maturing in 2034, which resulted in approximately $642.6 million of net proceeds after discount and debt issuance costs. See Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information.
•On February 22, 2024, we entered into an ATM equity program that provides an opportunity to issue and sell shares of our common stock up to an aggregate issuance of $900.0 million through December 31, 2025. As of March 31, 2024, the ATM program (including the impact of the forward sale agreement) had approximately $700.0 million of equity available for issuance. See Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information.
•On March 15, 2024, we redeemed all 20,000 outstanding shares of Series B Preferred Stock for a redemption price of $25,000 per share and all 20,000 outstanding shares of Series B-1 Preferred Stock for a redemption price of $0.01 per share or $500.0 million in total. See Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2024 and beyond.
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2024	2023	Change in 2024 vs 2023
Cash from (used for):
Operating Activities	$456.2	$683.4	$(227.2)
Investing Activities	(723.0)	(727.8)	4.8
Financing Activities	(1,873.8)	117.3	(1,991.1)
Operating Activities
The decrease in cash from operating activities was primarily driven by year over year change in accounts receivable collections, inventory and exchange gas receivables due to the impact of lower gas prices, partially offset by higher accounts payables and net income.
Investing Activities
Investing activities have been consistent year over year, and is primarily comprised of capital expenditures related to system growth and reliability and milestone payments to renewable generation asset developers for certain of our BTA projects.
As we evaluate progress on the renewable generation projects, we remain on track to make capital investments totaling $3.3 billion to $3.5 billion during the 2024 period. We also expect to invest approximately $16.4 billion during the 2024-2028 period, including capital investments to support our generation transition strategy. These forecasted capital investments are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Regulatory Capital Programs. We are in the process of upgrading and modernizing our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2024, we continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	IRP - 2024	$753.5	4/21-12/23	2/26/2024	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio(2)	PHMSA IRP - 2024	$14.6	1/23-12/23	2/28/2024	Investments necessary to comply with the PHMSA Mega Rule.
Columbia of Ohio	CEP - 2023	$482.1	4/21-12/22	2/24/2023	Assets not included in the IRP.
NIPSCO - Gas	TDSIC - 7	$444.9	1/23-8/23	10/31/2023	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas	FMCA - 2	$49.0	1/23-9/23	11/29/2023	Project costs to comply with federal mandates.
Columbia of Virginia	SAVE - 2024	$166.5	10/22-12/24	8/15/2023	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2023	$41.6	1/23-12/23	10/14/2022	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric(3)	TDSIC - 3	$144.8	7/22-1/23	3/28/2023	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
Pending Commission Approval
NIPSCO - Gas	TDSIC - 8	$514.1	1/23-2/24	4/30/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
Columbia of Ohio	CEP - 2024	$767.0	4/21-12/23	2/26/2024	Assets not included in the IRP or PHMSA IRP.
Columbia of Kentucky(4)	SMRP - 2024	$81.9	1/23-12/24	10/13/2023	Replacement of mains and inclusion of system safety investments.
(1)Programs do not include any costs already included in base rates.
(2) Columbia of Ohio received a final order with rates effective May 2024.
(3)Coincident with the implementation of Step 1 and Step 2 base rates in Cause No. 45772, TDSIC-3 cumulative capital investment of $554.7 million at Step 1 and $74.2 million at Step 2 moved out of this tracker and into base rates.
(4)Columbia of Kentucky placed these rates into effect, as of January 3, 2024, subject to refund, depending on a Commission order ruling on the Application.
Financing Activities
Common Stock and Preferred Stock. Refer to Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on common and preferred stock.
Long-Term Debt. Refer to Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on long-term debt activity.
Short-Term Debt. Refer to Note 7, "Short-Term Borrowings," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on short-term debt activity.
Noncontrolling Interest. We received $2.16 billion upon closing the NIPSCO Minority Interest Transaction. Proceeds from the closing of the NIPSCO Minority Interest Transaction were used to repay short-term debt, including our credit agreements. Under the terms of the LLC Agreement, BIP is obligated to provide up to $250 million in additional capital contributions over a three-year period after the Closing, which obligation is backed by an Equity Commitment Letter from Blackstone. BIP may contribute additional capital above $250 million as necessary to maintain its percentage ownership interest. Refer to Note 4,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
"Noncontrolling Interests," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on contributions from noncontrolling interest activity.
Sources of Liquidity
The following table displays our liquidity position as of March 31, 2024 and December 31, 2023:

(in millions)	March 31, 2024	December 31, 2023
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	419.8	383.9
Less:
Commercial Paper	1,222.3	1,061.0
Accounts Receivable Programs Utilized	—	337.6
Letters of Credit Outstanding Under Credit Facility	9.9	9.9
Add:
Cash and Cash Equivalents	102.2	2,245.4
Net Available Liquidity	$1,139.8	$3,070.8
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which require us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of March 31, 2024, the ratio was 57.0%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of March 31, 2024. There were no changes to the below credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2024, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $108.6 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, of which 750,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2024, 448,197,604 shares of common stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Except for our March 2024 debt issuance, there were no additional material changes from year-end during the three months ended March 31, 2024. Refer to Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuances.
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
A portion of the Columbia Operations and NIPSCO Operations revenue is related to the recovery of gas costs, the review and recovery of which occurs through standard regulatory proceedings. All states in our operating area require periodic review of actual gas procurement activity to determine prudence and to confirm the recovery of prudently incurred energy commodity costs supplied to customers.
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contributes to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our Columbia Operations and NIPSCO Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design for residential customers that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3%. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge.
A portion of the NIPSCO Operations revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, which is updated quarterly to reflect actual costs incurred to supply electricity to customers.
While increased efficiency of electric appliances and improvements in home building codes and standards has similarly impacted the average use per electric customer in recent years, NIPSCO Operations expects future growth in per customer usage as a result of increasing electric applications. Further growth is anticipated as electric vehicles become more prevalent. These ongoing changes in use of electricity will likely lead to development of innovative rate designs, and NIPSCO Operations will continue efforts to design rates that increase the certainty of recovery of fixed costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rate Cases
Columbia of Pennsylvania(1)	None specified	$82.2	$44.5	March 18, 2022	December 2022
Columbia of Maryland(1)	None specified	$6.5	$3.9	May 12, 2023	December 2023
Columbia of Kentucky(2)	9.35%	$26.7	$18.3	May 28, 2021	January 2022
Columbia of Virginia(3)	None specified	$40.5	$25.8	April 29, 2022	October 2022
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(4)	9.85%	$109.7	$71.8	September 29, 2021	September 2022
NIPSCO - Electric(5)	9.80%	$291.8	$261.9	September 19, 2022	August 2023
Pending Rate Cases
NIPSCO - Gas(6)	In process	$161.9	In process	October 25, 2023	September 2024
Columbia of Pennsylvania	In process	$124.1	In process	March 15, 2024	December 2024
Columbia of Virginia(7)	In process	$37.2	In process	April 29, 2024	October 2024
(1)No approved ROE is identified for this matter since the approved revenue increase is the result of a black box settlement under which parties agree upon the amount of increase.
(2)The approved ROE for natural gas capital riders (e.g., SMRP) is 9.275%.
(3)Columbia of Virginia's rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.70% ROE for future SAVE and filings.
(4)New rates were implemented in 2 steps, with implementation of Step 1 rates in September 2022. The Step 2 rates were filed on February 21, 2023, with rates effective March 2023.
(5) New rates will be implemented in 2 steps, with implementation of Step 1 rates in August 2023 and Step 2 rates effective in March 2024, with service provided in February 2024.
(6)On March 20, 2024, NIPSCO filed a unanimous settlement agreement that, if approved, will result in increased incremental revenue of $120.9 million. Pending the approval of the settlement agreement, new rates expected to be implemented in 2 steps, with implementation of Step 1 rates to be effective in September 2024 and Step 2 Rates in March 2025.
(7) Rates expected to be effective on an interim basis and subject to refund.
PHMSA Regulations
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

CCR Regulation
In May 2023, the EPA proposed changes to the CCR regulations for inactive surface impoundments at inactive facilities, referred to as “legacy CCR surface impoundments.” The EPA is also proposing to extend a subset of requirements in the CCR regulations to areas not previously subject to the CCR regulations, referred to as CCR management units (“CCRMUs”). In November 2023, the EPA issued a Notice of Data Availability seeking comment on updated lists of legacy impoundments and CCRMUs, as well as a risk assessment for legacy impoundments and CCRMUs. On April 25, 2024 new EPA rules have been issued and we are evaluating the potential impact on our business.

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

Regarding federal policies, we continue to monitor the implementation of any final and proposed climate change-related legislation and regulations, including the Infrastructure Investment and Jobs Act ("IIJA"), IRA, EPA's final methane regulations for the oil and natural gas industry, and EPA's proposed Waste Emissions Charge for Petroleum and Natural Gas Systems. We have identified potential opportunities associated with the IIJA and the IRA and are evaluating how they may align with our strategy going forward. The energy-related provisions of the IIJA include new federal funding for power grid infrastructure and resiliency investments, new and existing energy efficiency and weatherization programs, electric vehicle infrastructure for public chargers and additional LIHEAP funding. The IRA contains climate and energy provisions, including funding to decarbonize the electric sector.

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

In May 2023, the EPA released a package of proposed regulatory actions to reduce carbon dioxide emissions from new natural gas-fired electric generating units (EGUs), existing natural gas-fired EGUs, and existing coal-fired EGUs. The EPA finalized the rules on April 25, 2024. We are reviewing the potential impacts of these rules on our business.

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
The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment adopted a plan to achieve its 2031 goal and is required to adopt a plan for their 2045 net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction, and requires the Public Service Commission ("PSC") to complete a study assessing the capacity of gas and electric distribution systems to successfully serve customers under a transition to a highly electrified building sector. The PSC released their report on December 29, 2023, and concluded that high levels of electrification can be handled by Maryland's electric systems through 2031. The Maryland Department of the Environment issued proposed Building Energy Performance Standards (BEPS), which would require net zero direct greenhouse gas emissions from large buildings by 2040 with interim targets. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, and emissions offsets. Separately, the PSC has also initiated a proceeding related to Near-Term, Priority Actions and Comprehensive, Long-Term Planning for Maryland's Gas Companies. Columbia of Maryland will continue to monitor these matters, but we cannot predict their final impact on our business at this time.

NIPSCO Gas, Columbia of Maryland, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Kentucky each filed petitions to implement the Green Path Rider, which is a voluntary rider allowing customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program. After reaching settlement with other parties in September 2022, NIPSCO agreed to add a third tier to offset 25% of customer usage. The program was approved by the IURC at NIPSCO in November 2022 with a January 2023 start date. Columbia of Virginia received a final order in May 2023, approving the Green Path Rider and began enrolling customers in September 2023. The petitions filed by Columbia of Maryland, Columbia of Pennsylvania, and Columbia of Kentucky were rejected and have not been implemented as of March 31, 2024. Additionally, NIPSCO Electric has a voluntary Green Power Rider program in place that allows customers to designate a portion or all their monthly electric usage to come from power generated by renewable energy sources.

Net Zero Goal. In November 2022, we announced a goal of net zero greenhouse gas emissions by 2040 covering both Scope 1 and Scope 2 GHG emissions ("Net Zero Goal"). Our Net Zero Goal builds on greenhouse gas emission reductions achieved to-date and demonstrates that continued execution of our long-term business plan will drive further greenhouse gas emission reductions. We remain on track to achieve previously announced interim greenhouse gas emission reduction targets by reducing fugitive methane emissions from main and service lines by 50% from 2005 levels by 2025 and reducing Scope 1 GHG emissions from company-wide operations by 90% from 2005 levels by 2030. We plan to achieve our Net Zero Goal primarily through continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- and zero-emission energy resources and technologies, which may include hydrogen, renewable natural gas, long-duration storage, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net Zero Goal. As of the end of 2023, we had reduced Scope 1 GHG emissions by approximately 72% from 2005 levels.
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
Commodity Price Risk
Our gas and electric subsidiaries have commodity price risk primarily related to the purchases of natural gas and power. To manage this market risk, our subsidiaries use derivatives, including commodity futures contracts, swaps, forwards and options. We do not participate in speculative energy trading activity.
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
Refer to Note 11, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of March 31, 2024 and December 31, 2023.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.6 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Estimates
A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes made as of March 31, 2024.
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
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
NiSource Inc.

(3.1)
Certificate of Elimination of the Company with respect to the Series B Preferred Stock and the Series B-1 Preferred Stock, dated March 18, 2024 (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on March 18, 2024).

(4.1)	Form of 5.350% Notes due 2034 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 14, 2024).

(10.1)	Separation Agreement dated March 15, 2024, between NiSource Inc. and Donald Brown (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on March 15, 2024).

(10.2)
Second Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II LLC, dated January 30, 2024 (incorporated by reference to Exhibit 10.44 to NiSource Inc. Form 10-K filed on February 21, 2024).

(10.3)	Form of 2024 CEO RSU Award Agreement (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 10-K filed on February 21, 2024).

(10.4)	Form of 2024 CEO PSU Award Agreement (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 10-K filed on February 21, 2024).

(10.5)	Form of RSU Award Agreement (for awards on or after 2024) (incorporated by reference to Exhibit 10.3 of the NiSource Inc. Form 10-K filed on February 21, 2024).

(10.6)	Form of PSU Award Agreement (for awards on or after 2024) (incorporated by reference to Exhibit 10.48 of the NiSource Inc. Form 10-K filed on February 21, 2024).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	May 8, 2024	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer (Principal Accounting Officer)