Form 10-Q
period 2024-06-30
NISOURCE INC.
filed 2024-08-07
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 448,509,837 shares outstanding at July 31, 2024.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2024

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Dunns Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC
Dunns Bridge II	Dunn's Bridge II Solar Generation LLC
Gibson	Gibson Solar Generation LLC
Fairbanks	Fairbanks Solar Generation LLC
Cavalry	Cavalry Solar Generation LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	BIP Blue Buyer L.L.C
BIP Blue Buyer VCOC L.L.C	BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Ohio Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CODM	Chief Operating Decision Maker
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution company, including all of its Columbia Gas distribution companies and related subsidiaries
Corporate Units	Series A Corporate Units
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
EPA	United States Environmental Protection Agency

DEFINED TERMS
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FMCA	Indiana Federally Mandated Cost Adjustment mechanism
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRA	Inflation Reduction Act of 2022
IRP	Ohio Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Program
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NIPSCO Electric	The electric generation and transmission activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Minority Interest Transaction
A transaction between NiSource, NIPSCO Holdings II (sole owner of NIPSCO) and an affiliate of Blackstone pursuant to a purchase and sale agreement entered into on June 17, 2023, that offered equity interests in NIPSCO Holdings II in exchange for capital contributions by the parties.

NIPSCO Operations	Reportable segment comprised of the results of NIPSCO Holdings I, NIPSCO Holdings II, and NIPSCO and all related subsidiaries
NYMEX	New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
RNG	Renewable Natural Gas
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Kentucky Safety Modification and Replacement Program
SMS	Safety Management System
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Indiana Transmission, Distribution and Storage System Improvement Charge

DEFINED TERMS
VIE	Variable Interest Entity
WAM	Work and Asset Management enterprise resourcing system

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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Customer revenues	$1,054.1	$1,067.2	$2,697.1	$2,963.3
Other revenues	30.6	22.8	93.9	92.7
Total Operating Revenues	1,084.7	1,090.0	2,791.0	3,056.0
Operating Expenses
Cost of energy	164.7	251.9	589.7	1,017.0
Operation and maintenance	357.7	369.5	736.1	760.7
Depreciation and amortization	253.5	233.1	495.6	440.0
Loss on impairment of assets	2.9	—	2.9	—
Loss (gain) on sale of assets, net	1.6	(0.3)	1.6	(0.3)
Other taxes	67.3	66.9	144.7	138.7
Total Operating Expenses	847.7	921.1	1,970.6	2,356.1
Operating Income	237.0	168.9	820.4	699.9
Other Income (Deductions)
Interest expense, net	(129.3)	(110.5)	(245.6)	(219.4)
Other, net	13.0	2.0	22.2	3.5
Total Other Deductions, Net	(116.3)	(108.5)	(223.4)	(215.9)
Income before Income Taxes	120.7	60.4	597.0	484.0
Income Taxes	17.6	14.1	93.6	99.9
Net Income	103.1	46.3	503.4	384.1
Net income (loss) attributable to noncontrolling interest	17.3	(12.5)	52.6	(7.7)
Net Income Attributable to NiSource	85.8	58.8	450.8	391.8
Preferred dividends	—	(12.7)	(6.7)	(26.5)
Preferred redemption premium	—	(6.2)	(14.0)	(6.2)
Net Income Available to Common Shareholders	$85.8	$39.9	$430.1	$359.1
Earnings Per Share
Basic Earnings Per Share	$0.19	$0.10	$0.96	$0.87
Diluted Earnings Per Share	$0.19	$0.09	$0.95	$0.80
Basic Average Common Shares Outstanding	448.5	413.3	448.2	413.1
Diluted Average Common Shares	450.2	446.8	449.8	446.9

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2024	2023	2024	2023
Net Income	$103.1	$46.3	$503.4	$384.1
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale debt securities(1)	—	(1.2)	(0.3)	0.8
Reclassification adjustment for cash flow hedges(2)	(0.1)	(0.2)	(0.2)	(0.1)
Unrecognized pension and OPEB benefit(3)	0.3	0.3	0.5	0.6
Total other comprehensive income (loss)	0.2	(1.1)	—	1.3
Comprehensive Income	$103.3	$45.2	$503.4	$385.4
(1)Net unrealized gain (loss) on available-for-sale debt securities, net of $0.0 million tax expense and $0.3 million tax benefit in the second quarter of 2024 and 2023, respectively, and $0.1 million of tax benefit and $0.2 million tax expense for the six months ended 2024 and 2023, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.0 million tax benefit and $0.0 million tax expense in the second quarter of 2024 and 2023, respectively, and $0.0 million of tax benefit and $0.1 million tax benefit for the six months ended 2024 and 2023, respectively.
(3)Unrecognized pension and OPEB benefit, net of $0.1 million of tax expense and $0.1 million tax expense in the second quarter of 2024 and 2023, respectively, and $0.2 million of tax expense and $0.2 million tax expense for the six months ended 2024 and 2023, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Property, Plant and Equipment
Plant	$32,031.1	$30,482.1
Accumulated depreciation and amortization	(8,418.5)	(8,207.2)
Net Property, Plant and Equipment(1)	23,612.6	22,274.9
Investments and Other Assets
Unconsolidated affiliates	5.4	5.3
Available-for-sale debt securities (amortized cost of $155.5 and $169.0, allowance for credit losses of $0.3 and $0.6, respectively)	145.5	159.1
Other investments	84.9	82.7
Total Investments and Other Assets	235.8	247.1
Current Assets
Cash and cash equivalents	101.2	2,245.4
Restricted cash	34.7	35.7
Accounts receivable	650.2	884.9
Allowance for credit losses	(26.2)	(22.9)
Accounts receivable, net	624.0	862.0
Gas storage	133.1	265.8
Materials and supplies, at average cost	180.8	172.1
Electric production fuel, at average cost	59.3	65.3
Exchange gas receivable	13.0	66.0
Regulatory assets	278.4	214.3
Deposits to renewable generation asset developer	381.1	454.2
Prepayments and other	138.2	118.6
Total Current Assets(1)	1,943.8	4,499.4
Other Assets
Regulatory assets	2,221.7	2,245.9
Goodwill	1,485.9	1,485.9
Deferred charges and other	397.8	324.0
Total Other Assets	4,105.4	4,055.8
Total Assets	$29,897.6	$31,077.2
(1)Includes $1,346.8 million and $1,369.8 million at June 30, 2024 and December 31, 2023, respectively, of net property, plant and equipment assets and $62.8 million and $63.6 million at June 30, 2024 and December 31, 2023, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 448,398,632 and 447,381,671 shares outstanding, respectively	$4.5	$4.5
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 0 and 40,000 shares outstanding, respectively	—	486.1
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	8,894.2	8,879.5
Retained deficit	(896.2)	(967.0)
Accumulated other comprehensive loss	(33.6)	(33.6)
Total NiSource Stockholders’ Equity	7,869.0	8,269.6
Noncontrolling interest in consolidated subsidiaries	1,950.6	1,866.7
Total Stockholders' Equity	9,819.6	10,136.3
Long-term debt, excluding amounts due within one year	12,809.6	11,055.5
Total Capitalization	22,629.2	21,191.8
Current Liabilities
Current portion of long-term debt	23.4	23.8
Short-term borrowings	644.0	3,048.6
Accounts payable	584.0	749.4
Dividends payable - common stock	120.0	—
Customer deposits and credits	187.7	294.4
Taxes accrued	163.7	166.2
Interest accrued	146.4	136.1
Exchange gas payable	34.7	50.5
Regulatory liabilities	193.4	278.6
Asset retirement obligations	69.6	72.5
Accrued compensation and employee benefits	174.0	227.6
Other accruals	167.1	217.4
Total Current Liabilities(1)	2,508.0	5,265.1
Other Liabilities
Deferred income taxes	2,198.2	2,080.4
Accrued liability for postretirement and postemployment benefits	241.8	250.1
Regulatory liabilities	1,456.5	1,510.7
Asset retirement obligations	555.6	480.5
Other noncurrent liabilities and deferred credits	308.3	298.6
Total Other Liabilities(1)	4,760.4	4,620.3
Commitments and Contingencies (Refer to Note 16, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$29,897.6	$31,077.2
(1)Includes $55.3 million and $68.3 million at June 30, 2024 and December 31, 2023, respectively, of current liabilities and $57.0 million and $55.7 million at June 30, 2024 and December 31, 2023, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2024	2023
Operating Activities
Net Income	$503.4	$384.1
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	495.6	440.0
Deferred income taxes and investment tax credits	85.1	93.0
Loss (Gain) on sale of assets	1.6	(0.3)
Payments for asset retirement obligations	(35.0)	(15.0)
Other adjustments	2.5	6.6
Changes in Assets and Liabilities:
Components of working capital	(116.2)	300.6
Regulatory assets/liabilities	(5.9)	12.6
Deferred charges and other noncurrent assets	(32.7)	(18.4)
Other noncurrent liabilities and deferred credits	3.3	(12.2)
Net Cash Flows from Operating Activities	901.7	1,191.0
Investing Activities
Capital expenditures	(1,219.3)	(1,161.9)
Milestone payments to renewable generation asset developer	(320.8)	(137.4)
Other investing activities	(53.9)	(76.3)
Net Cash Flows used for Investing Activities	(1,594.0)	(1,375.6)
Financing Activities
Proceeds from issuance of long-term debt	1,734.5	1,488.7
Repayments of finance lease obligations	(13.5)	(16.1)
Repayment of short term credit agreements	(1,650.0)	—
Net change in commercial paper and other short-term borrowings	(754.6)	(172.2)
Issuance of common stock, net of issuance costs	5.6	6.3
Redemption of preferred stock	(486.1)	(393.9)
Preferred stock redemption premium	(14.0)	(6.2)
Equity costs, premiums and other debt related costs	(60.0)	(16.7)
Contributions from NIPSCO minority interest holders	59.7	—
Contributions from equity tax partners	—	35.0
Distributions to tax equity partners	(8.2)	(10.0)
Distribution to NIPSCO minority interest holders	(20.2)	—
Dividends paid - common stock	(237.9)	(206.6)
Dividends paid - preferred stock	(8.2)	(27.6)
Contract liability payment	—	(33.2)
Payment of obligation to renewable generation asset developer	—	(347.2)
Net Cash Flows from Financing Activities	(1,452.9)	300.3
Change in cash, cash equivalents and restricted cash	(2,145.2)	115.7
Cash, cash equivalents and restricted cash at beginning of period	2,281.1	75.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$135.9	$191.1
Reconciliation to Balance Sheet

Six Months Ended June 30, (in millions)	2024
Cash and cash equivalents	101.2
Restricted Cash	34.7
Total Cash, Cash Equivalents and Restricted Cash	135.9

ITEM 1. FINANCIAL STATEMENTS (continued)
Supplemental Disclosures of Cash Flow Information

Six Months Ended June 30, (in millions)	2024	2023
Non-cash transactions:
Capital expenditures included in current liabilities	$283.6	$410.2
Dividends declared but not paid	120.0	111.6
Purchase contract liability	—	32.6
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of April 1, 2024	$4.5	$—	$(99.9)	$8,886.8	$(861.7)	$(33.8)	$1,899.0	$9,794.9
Comprehensive Income:
Net income	—	—	—	—	85.8	—	17.3	103.1
Other comprehensive loss, net of tax	—	—	—	—	—	0.2	—	0.2
Dividends:
Common stock ($0.27 per share)	—	—	—	—	(120.3)	—	—	(120.3)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	59.7	59.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(25.4)	(25.4)
Stock issuances:
Employee stock purchase plan	—	—	—	1.6	—	—	—	1.6
Long-term incentive plan	—	—	—	3.6	—	—	—	3.6
401(k) and profit sharing	—	—	—	2.2	—	—	—	2.2
Balance as of June 30, 2024	$4.5	$—	$(99.9)	$8,894.2	$(896.2)	$(33.6)	$1,950.6	$9,819.6

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2024	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
Comprehensive Income:
Net income	—	—	—	—	450.8	—	52.6	503.4
Dividends:
Common stock ($0.80 per share)	—	—	—	—	(357.9)	—	—	(357.9)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	59.7	59.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(28.4)	(28.4)
Stock issuances (redemptions):
Series B and B-1 Preferred Stock Redemption	—	(486.1)	—	—	—	—	—	(486.1)
Series B and B-1 Preferred stock redemption premium	—	—	—	—	(14.0)	—	—	(14.0)
Employee stock purchase plan	—	—	—	3.0	—	—	—	3.0
Long-term incentive plan	—	—	—	6.9	—	—	—	6.9
401(k) and profit sharing	—	—	—	4.8	—	—	—	4.8
Balance as of June 30, 2024	$4.5	$—	$(99.9)	$8,894.2	$(896.2)	$(33.6)	$1,950.6	$9,819.6

ITEM 1. FINANCIAL STATEMENTS (continued)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of April 1, 2023	$4.2	$1,546.5	$(99.9)	$7,372.9	$(1,114.8)	$(34.7)	$329.5	$8,003.7
Comprehensive Income:
Net income (loss)	—	—	—	—	58.8	—	(12.5)	46.3
Other comprehensive income, net of tax	—	—	—	—	—	(1.1)	—	(1.1)
Dividends:
Common stock ($0.25 per share)	—	—	—	—	(103.4)	—	—	(103.4)
Preferred stock (See Note 6)	—	—	—	—	(8.2)	—	—	(8.2)
Noncontrolling Interests:
Contributions from noncontrolling interests(1)	—	—	—	—	—	—	28.7	28.7
Distributions to noncontrolling interest	—	—	—	—	—	—	(4.7)	(4.7)
Stock issuances (redemptions):
Series A Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Series A Preferred stock redemption premium	—	—	—	—	(6.2)	—	—	(6.2)
Employee stock purchase plan	—	—	—	1.5	—	—	—	1.5
Long-term incentive plan	—	—	—	6.2	—	—	—	6.2
401(k) and profit sharing	—	—	—	2.5	—	—	—	2.5
Balance as of June 30, 2023	$4.2	$1,152.6	$(99.9)	$7,383.1	$(1,173.8)	$(35.8)	$341.0	$7,571.4
(1) Contributions from noncontrolling interest is net of transaction costs.

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2023	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net income (loss)	—	—	—	—	391.8	—	(7.7)	384.1
Other comprehensive income, net of tax	—	—	—	—	—	1.3	—	1.3
Dividends:
Common stock ($0.75 per share)	—	—	—	—	(310.1)	—	—	(310.1)
Preferred stock (See Note 6)	—	—	—	—	(35.7)	—	—	(35.7)
Noncontrolling Interests:
Contributions from noncontrolling interests(1)	—	—	—	—	—	—	32.3	32.3
Distributions to noncontrolling interest	—	—	—	—	—	—	(10.0)	(10.0)
Stock issuances:
Series A Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Series A Preferred stock redemption premium	—	—	—	—	(6.2)	—	—	(6.2)
Employee stock purchase plan	—	—	—	2.8	—	—	—	2.8
Long-term incentive plan	—	—	—	(0.1)	—	—	—	(0.1)
401(k) and profit sharing	—	—	—	5.1	—	—	—	5.1
Balance as of June 30, 2023	$4.2	$1,152.6	$(99.9)	$7,383.1	$(1,173.8)	$(35.8)	$341.0	$7,571.4
(1) Contributions from noncontrolling interest is net of transaction costs.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2024	—	452,161	(3,963)	448,198
Issued:
Employee stock purchase plan	—	58	—	58
Long-term incentive plan	—	66	—	66
401(k) and profit sharing	—	77	—	77
Balance as of June 30, 2024	—	452,362	(3,963)	448,399

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2024	40	451,345	(3,963)	447,382
Issued:
Employee stock purchase plan	—	111	—	111
Long-term incentive plan	—	729	—	729
401(k) and profit sharing	—	177	—	177
Redeemed:
Series B and B-1 Preferred Stock	(40)	—	—	—
Balance as of June 30, 2024	—	452,362	(3,963)	448,399

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2023	1,303	416,946	(3,963)	412,983
Issued:
Employee stock purchase plan	—	53	—	53
Long-term incentive plan	—	26	—	26
401(k) and profit sharing	—	87	—	87
Redeemed:
Series A Preferred Stock	(400)	—	—	—
Balance as of June 30, 2023	903	417,112	(3,963)	413,149

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2023	1,303	416,106	(3,963)	412,143
Issued:
Employee stock purchase plan	—	101	—	101
Long-term incentive plan	—	721	—	721
401(k) and profit sharing	—	184	—	184
Redeemed:
Series A Preferred Stock	(400)	—	—	—
Balance as of June 30, 2023	903	417,112	(3,963)	413,149
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
2.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This pronouncement enhances annual and interim disclosure requirements over reportable segments, primarily through enhanced disclosures about significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss. The pronouncement also allows for more than one measure of segment profit if the CODM uses more than one measure in assessing segment performance. The pronouncement is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We will implement and provide the required disclosures beginning in the 2024 Annual Report on Form 10-K.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This pronouncement enhances required income tax disclosures. The pronouncement will require disclosure of specific categories and reconciling items included in the rate reconciliation, disaggregation between federal, state and local income taxes paid, and disclosure of income taxes paid by jurisdictions over a certain threshold. Additionally, the pronouncement eliminates certain required disclosures related to unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and is to be applied on a prospective basis with retrospective application permitted. We will implement and provide the required disclosures beginning in 2025.

3.    Revenue Recognition
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment, as well as by customer class. As of January 1, 2024, we have changed our reportable segments from Gas Distribution Operations and Electric Operations to Columbia Operations and NIPSCO Operations. Our historical segment disclosures have been recast to be consistent with the current presentation. For additional information see Note 18, "Business Segment Information."
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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three months ended June 30, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$332.3	$78.6	$—	$410.9
Commercial	96.9	30.7	—	127.6
Industrial	33.0	16.1	—	49.1
Off-system	10.6	—	—	10.6
Wholesale	0.2	—	—	0.2
Miscellaneous(1)	4.3	2.6	—	6.9
Subtotal	$477.3	$128.0	$—	$605.3
Electric Generation and Power Delivery
Residential	$—	$156.9	$—	$156.9
Commercial	—	154.4	—	154.4
Industrial	—	119.7	—	119.7
Wholesale	—	11.2	—	11.2
Public Authority	—	1.9	—	1.9
Miscellaneous(1)	—	4.7	—	4.7
Subtotal	$—	$448.8	$—	$448.8
Total Customer Revenues(2)	477.3	576.8	—	1,054.1
Other Revenues(3)	10.1	20.4	0.1	30.6
Total Operating Revenues	$487.4	$597.2	$0.1	$1,084.7
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

Three months ended June 30, 2023 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$344.7	$105.9	$—	$450.6
Commercial	109.0	43.1	—	152.1
Industrial	32.3	18.8	—	51.1
Off-system	22.9	—	—	22.9
Wholesale	0.4	—	—	0.4
Miscellaneous(1)	8.1	3.2	—	11.3
Subtotal	$517.4	$171.0	$—	$688.4
Electric Generation and Power Delivery
Residential	$—	$122.8	$—	$122.8
Commercial	—	130.1	—	130.1
Industrial	—	112.6	—	112.6
Wholesale	—	7.7	—	7.7
Public Authority	—	1.7	—	1.7
Miscellaneous(1)	—	3.9	—	3.9
Subtotal	$—	$378.8	$—	$378.8
Total Customer Revenues(2)	517.4	549.8	—	1,067.2
Other Revenues(3)	4.2	18.4	0.2	22.8
Total Operating Revenues	$521.6	$568.2	$0.2	$1,090.0
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six months ended June 30, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$960.3	$290.7	$—	$1,251.0
Commercial	317.3	105.4	—	422.7
Industrial	73.1	39.9	—	113.0
Off-system	23.4	—	—	23.4
Wholesale	1.0	—	—	1.0
Miscellaneous(1)	12.5	10.5	—	23.0
Subtotal	$1,387.6	$446.5	$—	$1,834.1
Electric Generation and Power Delivery
Residential	$—	$300.7	$—	$300.7
Commercial	—	297.3	—	297.3
Industrial	—	235.6	—	235.6
Wholesale	—	17.5	—	17.5
Public Authority	—	4.0	—	4.0
Miscellaneous(1)	—	7.9	—	7.9
Subtotal	$—	$863.0	$—	$863.0
Total Customer Revenues(2)	1,387.6	1,309.5	—	2,697.1
Other Revenues(3)	53.5	40.1	0.3	93.9
Total Operating Revenues	$1,441.1	$1,349.6	$0.3	$2,791.0
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

Six months ended June 30, 2023 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,029.3	$408.3	$—	$1,437.6
Commercial	357.0	155.7	—	512.7
Industrial	72.7	50.3	—	123.0
Off-system	40.1	—	—	40.1
Wholesale	1.4	—	—	1.4
Miscellaneous(1)	19.9	8.8	—	28.7
Subtotal	$1,520.4	$623.1	$—	$2,143.5
Electric Generation and Power Delivery
Residential	$—	$273.2	$—	$273.2
Commercial	—	281.0	—	281.0
Industrial	—	246.8	—	246.8
Wholesale	—	10.3	—	10.3
Public Authority	—	3.8	—	3.8
Miscellaneous(1)	—	4.7	—	4.7
Subtotal	$—	$819.8	$—	$819.8
Total Customer Revenues(2)	1,520.4	1,442.9	—	2,963.3
Other Revenues(3)	50.1	42.2	0.4	92.7
Total Operating Revenues	$1,570.5	$1,485.1	$0.4	$3,056.0
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the six months ended June 30, 2024 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2023	$479.4	$337.6
Balance as of June 30, 2024	381.7	208.7
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of June 30, 2024 and December 31, 2023 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2024	$10.2	$11.9	$0.8	$22.9
Current period provisions	15.2	6.2	—	21.4
Write-offs charged against allowance	(19.0)	(5.3)	(0.8)	(25.1)
Recoveries of amounts previously written off	6.6	0.4	—	7.0
Balance as of June 30, 2024	$13.0	$13.2	$—	$26.2

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2023	$11.1	$12.0	$0.8	$23.9
Current period provisions	28.3	11.5	—	39.8
Write-offs charged against allowance	(49.2)	(12.4)	—	(61.6)
Recoveries of amounts previously written off	20.0	0.8	—	20.8
Balance as of December 31, 2023	$10.2	$11.9	$0.8	$22.9
4.    Noncontrolling Interests
Variable Interest Entities. A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO is a member of JVs that own and operate two wind facilities, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO is also a member of JVs that own two solar facilities, Indiana Crossroads Solar and Dunns Bridge I, which have a nameplate capacity of 200 MW and 265 MW, respectively. We have determined that these JVs are VIEs. We control decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
Members of each respective JV include NIPSCO (who is the managing member) and a tax equity partner. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash to each JV. Once the tax equity partner has earned their negotiated rate of return and have reached a stated contractual date, NIPSCO has the option to purchase the remaining interest in the respective JV, at fair market value, from the tax equity partner. NIPSCO has an obligation to purchase 100% of the electricity generated by our commercially operational JVs.
We did not provide any financial or other support during the quarter that was not previously contractually required.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	June 30, 2024	December 31, 2023
Net Property, Plant and Equipment	$1,346.8	$1,369.8
Current assets	62.8	63.6
Total assets(1)	1,409.6	1,433.4
Current liabilities	55.3	68.3
Asset retirement obligations	57.0	55.7
Total liabilities(1)(2)	$112.3	$124.0
(1)The assets of each consolidated VIE can only be used to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of June 30, 2024.
Voting Interest Entities. In December 31, 2023, we consummated the NIPSCO Minority Interest Transaction for a capital contribution of $2.16 billion in cash. The difference between the $2.16 billion consideration received and the $1.36 billion carrying value of the noncontrolling interest claim on net assets was recorded to additional paid-in capital, net of $54.7 million in transaction costs and a $63.5 million income tax benefit. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. During the second quarter of 2024, we received $59.7 million of contributions and we made $20.2 million of distributions to our NIPSCO minority interest holders based on their relative ownership percentages.
5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. For the three and six months ended June 30, 2024, the weighted-average shares outstanding for diluted EPS includes the incremental effects of the various long-term incentive compensation plans and ATM forward agreements under the Treasury Stock Method when the impact would be dilutive (See Note 6, "Equity,"). For the purposes of determining diluted EPS, for the three and six months ended June 30, 2023, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding using the if-converted method under US GAAP and we assumed share settlement of the remaining purchase contract payment balance from our Equity Units based on the average share price during the period. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in the three and six months ended June 30, 2023, net of tax, related to the purchase contracts. The purchase contracts were settled on December 1, 2023.

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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net Income Available to Common Shareholders	$85.8	$39.9	$430.1	$359.1
Less: Income allocated to participating securities	0.4	—	0.7	0.2
Net Income Available to Common Shareholders - Basic	85.4	39.9	429.4	358.9
Add: Dilutive effect of Equity Units	—	0.4	—	0.8
Net Income Available to Common Shareholders - Diluted	$85.4	$40.3	$429.4	$359.7
Denominator:
Average common shares outstanding - Basic	448.5	413.3	448.2	413.1
Dilutive potential common shares:
Equity Units purchase contracts	—	31.3	—	31.2
Equity Units purchase contract payment balance	—	1.2	—	1.5
Shares contingently issuable under employee stock plans	0.7	0.6	0.8	0.7
Shares restricted under employee stock plans	0.3	0.4	0.3	0.4
ATM forward agreements	0.7	—	0.5	—
Average Common Shares - Diluted	450.2	446.8	449.8	446.9
Earnings per common share:
Basic	$0.19	$0.10	0.96	0.87
Diluted	$0.19	$0.09	0.95	0.80
6.    Equity
ATM Program. In February, 2024, we entered into eight separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $900.0 million of our common stock.
Also in February, 2024, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 7,757,951 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.78 per share. We may settle the forward sale agreement in shares, cash or net shares by December 20, 2024. Had we settled all the shares under the forward sale agreement at June 30, 2024, we would have received approximately $200.0 million, based on a net price of $25.78 per share.
In May, 2024, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 10,390,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $28.87 per share. We may settle the forward sale agreement in shares, cash or net shares by December 20, 2024. Had we settled all the shares under the forward sale agreement at June 30, 2024, we would have received approximately $299.1 million, based on a net price of $28.79 per share.
As of June 30, 2024, the ATM program (inclusive of the forward sale agreements) had approximately $400.0 million of equity available for issuance. The program expires on December 31, 2025.

Series A Preferred Stock. There were no dividends declared per share for the Series A Preferred Stock during the three months ended June 30, 2024 and 2023. Dividends declared per share for the Series A Preferred Stock were zero and $28.25 during the six months ended June 30, 2024 and 2023, respectively.

On June 15, 2023, we redeemed all 400,000 outstanding shares of Series A Preferred Stock for a redemption price of $1,000 per share or $400.0 million in total.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Series B and B-1 Preferred Stock. Dividends declared per share for the Series B Preferred Stock were zero and $406.25 during the three months ended June 30, 2024 and 2023, respectively. Dividends declared per share for the Series B Preferred Stock were $406.25 and $1,218.75 during the six months ended June 30, 2024 and 2023, respectively.

On March 15, 2024, we redeemed all 20,000 outstanding shares of Series B Preferred Stock for a redemption price of $25,000 per share and all 20,000 outstanding shares of Series B-1 Preferred Stock for a redemption price of $0.01 per share or $500.0 million in total. Following the redemption, dividends ceased to accrue on the shares of Series B Preferred Stock, shares of the Series B Preferred Stock and Series B-1 Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of Series B Preferred Stock and Series B-1 Preferred Stock terminated. In conjunction with the redemption, we recorded a $14.0 million preferred stock redemption premium, calculated as the difference between the carrying value on the redemption date of the Series B Preferred Stock and Series B-1 Preferred Stock and the total amount of consideration paid to redeem, which was recorded as a reduction to retained earnings during the first quarter of 2024. We have not recognized an excise tax liability under the IRA in connection with this redemption as we expect to issue common stock in 2024 in excess of the fair value of the Series B Preferred Stock and Series B-1 Preferred Stock redeemed.

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
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of June 30, 2024 and December 31, 2023.
Commercial Paper Program. On February 9, 2024 we increased our commercial paper program limit from $1.50 billion to $1.85 billion. We had $644.0 million and $1,061.0 million of commercial paper outstanding with weighted-average interest rates of 5.58% and 5.65% as of June 30, 2024 and December 31, 2023, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through consolidated special purpose entities. The three agreements expire between August 2024 and May 2025 and may be further extended if mutually agreed to by the parties thereto.
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2024, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $280.3 million.
We had zero and $337.6 million of short-term borrowings related to the securitization transactions as of June 30, 2024 and December 31, 2023, respectively.
For the six months ended June 30, 2024 and 2023, $337.6 million and $347.2 million, respectively were recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $0.4 million and $0.7 million for the three months ended June 30, 2024 and 2023, and $0.9 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
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
8.    Long-Term Debt
On March 14, 2024, we completed the issuance and sale of $650.0 million of 5.35% senior unsecured notes maturing in 2034, which resulted in approximately $642.6 million of net proceeds after discount and debt issuance costs.
On May 16, 2024, we completed the issuance and sale of $500.0 million of 6.95% fixed-to-fixed reset rate junior subordinated notes maturing in 2054, which resulted in approximately $493.4 million of net proceeds after debt issuance costs. The subordinated notes bear interest (i) from and including May 16, 2024 to, but excluding, November 30, 2029 at a rate of 6.95% per annum and (ii) from and including November 30, 2029, during each five-year reset period at a rate per annum equal to the five-year U.S. treasury rate (determined as described in the prospectus supplement filed with the SEC) as of the then most recent reset interest determination date plus a spread of 2.45%, to be reset on each reset date. At our option, we may redeem some or all of the subordinated notes during specified periods, and upon the occurrence of certain ratings or tax events, all as described in the prospectus supplement. In accordance with terms of the subordinated notes, we have the right, from time to time, to defer the payment of interest on the outstanding subordinated notes on one or more occasions for up to ten consecutive years. In the event that we were to exercise such right to defer interest on the subordinated notes, we would not be able to pay cash dividends on the common stock during the periods in which such payments were deferred. The subordinated notes were issued pursuant to a Subordinated Indenture, dated as of May 16, 2024, between us and The Bank of New York Mellon, as trustee, as supplemented by the First Supplemental Indenture thereto, dated as of May 16, 2024.

On June 24, 2024, we completed the issuance and sale of $600.0 million of 5.20% senior unsecured notes maturing in 2029, which resulted in approximately $593.7 million of net proceeds after discount and debt issuance costs.
9.    Gas in Storage
We use both the LIFO inventory methodology and the weighted-average cost methodology to value natural gas in storage. Natural gas storage injections are priced at the average of the costs of natural gas supply purchased during the year. For interim periods, the difference in the cost of replacing the current portion of stored gas inventory compared to the amount stated on a LIFO basis is recorded within the Condensed Consolidated Balance Sheets (unaudited). Due to seasonality requirements, we expect interim variances in LIFO layers to be replenished by year end. The LIFO basis exceeded the cost of replacing the current portion of stored gas by $11.4 million and zero respectively, for the periods ended June 30, 2024 and December 31, 2023, for certain gas distribution companies recorded within "Prepayments and other" on the Condensed Consolidated Balance Sheets (unaudited).

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Regulatory Matters
Renewable generation filings
In March 2024, NIPSCO filed a petition with the IURC to, after notice and hearing, issue an order modifying its November 22, 2023 order to approve direct ownership of the Gibson Project. A hearing was held in June 2024 with a final order expected in August 2024. In March 2024, NIPSCO also filed a petition with the IURC to, after notice and hearing, issue an order modifying its June 29, 2021 order to approve direct ownership of the Fairbanks Project. A hearing was held in July 2024 with a final order expected in August 2024.

WAM system filing
In March 2024, NIPSCO filed a petition with the IURC for authority to defer, as a regulatory asset, certain costs, including depreciation and amortization incurred in connection with improvements to its information technology systems through the design, development, and implementation of a new WAM program for the scheduling, dispatch, and execution of work and the management of underlying assets. These improvements are part of our enterprise-wide transformation roadmap which seeks to optimize our field work and reduce enterprise risk. The petition also included the confirmation that the WAM program assets, including the requested regulatory assets, will be included in NIPSCO's rate base for ratemaking purposes in rate cases after the WAM assets have been placed in service. The hearing is scheduled for August 2024 with a final order expected in October 2024.

NIPSCO Gas Peaker filing
In September 2023, NIPSCO filed a request for issuance of a certificate of public convenience and necessity for an approximately 400 MW natural gas peaking generation facility with the IURC, which was supplemented in January 2024 based on updates on availability of certain key equipment. A hearing was held in July 2024 with a final order expected November 2024.

Columbia of Virginia CARE Plan
On May 22, 2024, Columbia Gas of Virginia filed an application for approval to amend and extend its Conservation and Ratemaking Efficiency ("CARE") Plan. The application proposed an extension for an additional three-year period, from January 1, 2025 through December 31, 2027.

Regulatory deferral related to renewable energy investments
In accordance with the accounting principles of ASC 980, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation and amortization" on the Condensed Statements of Consolidated Income (unaudited). NiSource recorded depreciation expense of $13.1 million and $16.6 million for the three and six months ended June 30, 2024, and $13.7 million and $9.3 million for the three and six months ended June 30, 2023, respectively. Following the implementation of the electric base rate case, we began recognizing amounts to recover our investments of projects that have been placed in service. Refer to Note 4, "Noncontrolling Interests," for additional information.
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	June 30, 2024		December 31, 2023
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$5.2	$5.1	$1.1	$7.5
Total	$5.2	$5.1	$1.1	$7.5
Noncurrent(2)
Derivatives not designated as hedging instruments	$21.3	$2.9	$22.2	$1.9
Total	$21.3	$2.9	$22.2	$1.9
(1)Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at June 30, 2024. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $18.5 million and $13.9 million at June 30, 2024 and December 31, 2023, respectively.
All gains and losses on derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through NIPSCO's and Columbia of Pennsylvania's quarterly GCA mechanisms.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At June 30, 2024 and December 31, 2023, we had 84.4 MMDth and 76.1 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of June 30, 2024, the remaining terms of these instruments range from one to three years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program. The hedging program was executed in December 2023, with an effective date of April 1, 2024 and will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customer’s annual demand. All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	June 30, 2024	December 31, 2023
Regulatory Assets
Losses on commodity price risk programs	$11.8	$24.4
Regulatory Liabilities
Gains on commodity price risk programs	26.8	23.3
Our derivative instruments measured at fair value as of June 30, 2024 and December 31, 2023 do not contain any credit-risk-related contingent features.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Derivatives Designated as Hedging Instruments
Interest rate risk management. As of June 30, 2024 and December 31, 2023 we had no active interest rate swap positions. The overall net gain related to our multiple settled interest rate swaps is recorded in AOCI. We amortize the net gain over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three and six months ended June 30, 2024 and 2023 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 17, "Accumulated Other Comprehensive Loss," for additional information.
12.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

Recurring Fair Value Measurements June 30, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2024
Assets
Risk management assets	$—	$26.5	$—	$26.5
Available-for-sale debt securities	—	145.5	—	145.5
Total	$—	$172.0	$—	$172.0
Liabilities
Risk management liabilities	$—	$8.0	$—	$8.0
Total	$—	$8.0	$—	$8.0

Recurring Fair Value Measurements December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Assets
Risk management assets	$—	$23.3	$—	$23.3
Available-for-sale debt securities	—	159.1	—	159.1
Total	$—	$182.4	$—	$182.4
Liabilities
Risk management liabilities	$—	$9.4	$—	$9.4
Total	$—	$9.4	$—	$9.4

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of June 30, 2024 and December 31, 2023, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of June 30, 2024 and December 31, 2023, we have $0.3 million and $0.6 million, respectively, recorded as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at June 30, 2024 and December 31, 2023 were:

June 30, 2024 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$60.5	$—	$(3.4)	$—	$57.1
Corporate/Other debt securities	95.0	0.5	(6.8)	(0.3)	88.4
Total	$155.5	$0.5	$(10.2)	$(0.3)	$145.5

December 31, 2023 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$63.8	$—	$(3.2)	$—	$60.6
Corporate/Other debt securities	105.2	0.8	(6.9)	(0.6)	98.5
Total	$169.0	$0.8	$(10.1)	$(0.6)	$159.1
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $57.1 million and $70.9 million, respectively, at June 30, 2024.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $58.7 million and $74.8 million, respectively, at December 31, 2023.
The cost of maturities sold is based upon specific identification. Net realized gains and losses on available-for-sale securities were $0.1 million and $0.5 million for the three and six months ended June 30, 2024, and immaterial for the three and six months ended June 30, 2023.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of June 30, 2024, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2024	Estimated Fair Value as of June 30, 2024	Carrying Amount as of Dec. 31, 2023	Estimated Fair Value as of Dec. 31, 2023
Long-term debt (including current portion)	$12,833.0	$11,762.2	$11,079.3	$10,370.9

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
13.    Goodwill
The following presents our goodwill balance allocated by segment as of June 30, 2024:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Goodwill	$1,468.1	$17.8	$—	$1,485.9

For our annual goodwill impairment analysis performed as of May 1, 2024, we completed a quantitative "step 1" fair value measurement of our reporting units with a goodwill balance. This analysis incorporated the latest available income statement and cash flow projections. We also incorporated other significant inputs to our fair value calculations, including discount rate and market multiples, to reflect current market conditions. The step 1 analysis performed indicated that the fair value of each reporting unit that is allocated goodwill exceeded its carrying value. As a result, no impairment charge was recorded as of the May 1, 2024 test date.

While our annual goodwill impairment test was performed with a valuation date of May 1, 2024, we continue to monitor events and circumstances that could indicate that it is more likely than not that the fair value of our reporting units is less than the reporting unit carrying value. At June 30, 2024, we assessed events including, but not limited to, general economic conditions, access to capital, developments in the equity and credit markets, the impact on NiSource's share price, the availability and cost of materials and labor, the impact on revenue and cash flow, and regulatory and political activity. The results of this assessment indicated that it was not more likely than not that the fair values of our reporting units were less than their respective carrying values at June 30, 2024.
14.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2024 and 2023 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2024 and 2023 were 14.6% and 23.3%, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 15.7% and 20.6%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to renewable partnership income, amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state flow through, and other permanent book-to-tax differences.
The decrease in the three month effective tax rate of 8.7% in 2024 compared to 2023 is primarily attributed to the lower renewable partnership income, jurisdictional mix of pre-tax book income, and decrease of non-deductible permanent differences offset by lower amortization of excess deferred federal income tax liabilities.
The decrease in the six month effective tax rate of 4.9% in 2024 compared to 2023 is primarily attributed to the lower renewable partnership income, jurisdictional mix of pre-tax book income, offset by lower amortization of excess deferred federal income tax liabilities.
As of June 30, 2024, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these unrecognized tax benefits.
15.    Pension and Other Postemployment Benefits
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
For the six months ended June 30, 2024 and 2023, we contributed $1.3 million and $2.0 million, respectively to our pension plans and $10.7 million and $11.2 million, respectively to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and six months ended June 30, 2024 and 2023:

	Pension Benefits		OPEB
Three Months Ended June 30, (in millions)	2024	2023	2024	2023
Components of Net Periodic Benefit Cost(1)
Service cost	$5.5	$5.1	$1.3	$1.3
Interest cost	16.3	17.1	5.5	5.5
Expected return on assets	(23.8)	(23.6)	(4.0)	(3.8)
Amortization of prior service credit	—	—	(0.4)	(0.5)
Recognized actuarial loss	7.2	8.4	0.8	0.8
Settlement loss	—	0.1	—	—
Total Net Periodic Benefit Cost	$5.2	$7.1	$3.2	$3.3
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Six Months Ended June 30, (in millions)	2024	2023	2024	2023
Components of Net Periodic Benefit Cost(1)
Service cost	$10.9	$10.2	$2.6	$2.6
Interest cost	32.6	34.2	10.9	10.9
Expected return on assets	(47.6)	(47.2)	(8.0)	(7.6)
Amortization of prior service credit	—	—	(0.8)	(1.0)
Recognized actuarial loss	14.4	16.8	1.6	1.6
Settlement loss	—	0.1	—	—
Total Net Periodic Benefit Cost	$10.3	$14.1	$6.3	$6.5
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

16.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of June 30, 2024 and December 31, 2023, we had issued stand-by letters of credit of $9.9 million for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At June 30, 2024 and December 31, 2023, our guarantees for multiple BTAs totaled $921.1 million and $646.1 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See ''- D. Other Matters - Generation Transition,'' below for more information.
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
As of June 30, 2024 and December 31, 2023, we had recorded a liability of $87.3 million and $80.0 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We completed an annual refresh of the model in the second quarter. We recorded a $11.2 million increase to the estimated future remediation costs as a result of the refresh completed as of June 30, 2024. Our total estimated liability related to the facilities subject to remediation was $82.3 million and $73.7 million at June 30, 2024 and December 31, 2023, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $16.4 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
CCRs. NIPSCO continues to meet the compliance requirements established by the EPA for the regulation of CCRs. The CCR rule requirements currently in effect required revisions to previously recorded legal obligations associated with the retirement of certain NIPSCO facilities. The actual asset retirement costs related to the CCR rule may vary substantially from the estimates used to record the increased asset retirement obligation due to the uncertainty about the requirements that will be established by environmental authorities, compliance strategies that will be used and the preliminary nature of available data used to estimate costs. As allowed by the rule, NIPSCO will continue to collect data over time to determine the specific compliance solutions and associated costs and, as a result, the actual costs may vary. On May 8, 2024 the EPA finalized changes to the current CCR

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
regulations which address inactive surface impoundments at inactive facilities, referred to as legacy impoundments, and CCR management units ("CCRMUs") at inactive and active facilities. The rule largely requires these newly regulated units to conform to existing requirements. Specifically, the EPA will now require NIPSCO to conduct groundwater monitoring, close, and perform corrective action on these units. As of June 30, 2024 we accrued an immaterial amount to cover newly required applicability determinations and facility evaluations, internal labor, groundwater well installations and sampling, and initial field compliance activities. Applicability determinations for legacy impoundments are due when the rule becomes effective on November 8, 2024. Facility evaluations for CCRMUs are required by February 2026 and 2027. NIPSCO continues to assess whether existing legal obligations associated with the retirement of certain facilities must be revised and to estimate probable additional required asset retirement costs. NIPSCO expects to receive recovery of any such costs through existing and future depreciation rates.
D. Other Matters.
Generation Transition. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. NIPSCO has received IURC approval for all of its BTAs and PPAs. In addition to IURC approval, NIPSCO's purchase obligation under the BTAs is dependent on timely completion of construction. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. With respect to BTAs for which tax equity partnerships are utilized, NIPSCO and the tax equity partner are obligated to make cash contributions to the JV that acquires the project at the date construction is substantially complete. Once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value the remaining interest in the JV from the tax equity partner. On January 17, 2024, the IURC approved the full ownership of Cavalry and Dunns Bridge II, which will allow those BTAs to be executed through direct ownership. In March 2024, NIPSCO filed with the IURC to modify the ownership structure for Gibson and Fairbanks solar projects to become fully owned projects and to modify the cost of the Fairbanks project as contemplated in the contractual actions. In March 2024, Cavalry achieved mechanical completion, resulting in NIPSCO making a $110.6 million payment to the developer. In May 2024, Cavalry achieved substantial completion and commencement of commercial operations, resulting in NIPSCO making a $114.9 million payment to the developer.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
17.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2024	$(7.6)	$(12.9)	$(13.3)	$(33.8)
Other comprehensive income (loss) before reclassifications	(0.1)	(0.2)	—	(0.3)
Amounts reclassified from accumulated other comprehensive loss	0.1	0.1	0.3	0.5
Net current-period other comprehensive income (loss)	—	(0.1)	0.3	0.2
Balance as of June 30, 2024	$(7.6)	$(13.0)	$(13.0)	$(33.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2024	$(7.3)	$(12.8)	$(13.5)	$(33.6)
Other comprehensive income (loss) before reclassifications	(0.7)	(0.4)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss	0.4	0.2	0.5	1.1
Net current-period other comprehensive income (loss)	(0.3)	(0.2)	0.5	—
Balance as of June 30, 2024	$(7.6)	$(13.0)	$(13.0)	$(33.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2023	$(9.2)	$(12.5)	$(13.0)	$(34.7)
Other comprehensive income (loss) before reclassifications	(1.4)	(0.3)	—	(1.7)
Amounts reclassified from accumulated other comprehensive loss	0.2	0.1	0.3	0.6
Net current-period other comprehensive income (loss)	(1.2)	(0.2)	0.3	(1.1)
Balance as of June 30, 2023	$(10.4)	$(12.7)	$(12.7)	$(35.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2023	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive income (loss) before reclassifications	0.3	(0.3)	—	—
Amounts reclassified from accumulated other comprehensive loss	0.5	0.2	0.6	1.3
Net current-period other comprehensive income (loss)	0.8	(0.1)	0.6	1.3
Balance as of June 30, 2023	$(10.4)	$(12.7)	$(12.7)	$(35.8)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18.    Business Segment Information
Our reportable segments reflect the manner in which our business is managed and our resources are allocated. Following the consummation of the NIPSCO Minority Interest Transaction, we revised how we evaluate results and allocate resources across our business with an increased focus on operating performance at the state level. Refer to Note 4, "Noncontrolling Interests," for additional information on the NIPSCO Minority Interest Transaction. Our operations are now evaluated through two primary reportable segments, Columbia Operations and NIPSCO Operations. Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia). Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations includes the results of NIPSCO Holdings I and its majority-owned subsidiaries, including NIPSCO, which has fully regulated gas and electric operations in Northwest Indiana.

The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. Our CODM uses operating income as the primary measurement for each of the reported segments and makes decisions on financing, dividends, and taxes at the corporate level on a consolidated basis. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating Revenues
Columbia Operations
Unaffiliated	$487.4	$521.6	$1,441.1	$1,570.5
Intersegment	3.1	3.1	6.3	6.1
Total	490.5	524.7	1,447.4	1,576.6
NIPSCO Operations
Unaffiliated	597.2	568.2	1,349.6	1,485.1
Intersegment	0.2	0.1	0.5	0.4
Total	597.4	568.3	1,350.1	1,485.5
Corporate and Other
Unaffiliated	0.1	0.2	0.3	0.4
Intersegment	139.0	122.8	278.9	239.5
Total	139.1	123.0	279.2	239.9
Eliminations	(142.3)	(126.0)	(285.7)	(246.0)
Consolidated Operating Revenues	$1,084.7	$1,090.0	$2,791.0	$3,056.0
Operating Income
Columbia Operations	$96.6	$101.1	$458.6	$452.9
NIPSCO Operations	142.3	63.8	358.7	240.8
Corporate and Other	(1.9)	4.0	3.1	6.2
Consolidated Operating Income	$237.0	$168.9	$820.4	$699.9
The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheet (unaudited):

(in millions)	June 30, 2024	December 31, 2023
Assets
Columbia Operations	$13,863.5	$13,664.5
NIPSCO Operations	14,785.5	13,962.6
Corporate and Other	1,248.6	3,450.1
Consolidated Assets	$29,897.6	$31,077.2
Information about our reportable segments for the six months ended June 30, 2023, as well as for the period ended December 31, 2023 has been recast to align with the current year's presentation.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
19.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Interest income	$1.9	$1.8	$4.4	$3.6
AFUDC equity	13.3	4.4	24.6	9.2
Pension and other postretirement non-service cost	(2.1)	(4.9)	(4.3)	(8.4)
Miscellaneous	(0.1)	0.7	(2.5)	(0.9)
Total Other, net	$13.0	$2.0	$22.2	$3.5

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
We are an energy holding company under the Public Utility Holding Company Act of 2005 whose utility subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Columbia Operations and NIPSCO Operations. Refer to ''Note 18, "Business Segment Information," for further discussion of our business segments.
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
Energy Transition: We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as retiring and replacing remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Our electric generation transition, initiated through the NIPSCO 2018 Integrated Resource Plan ("2018 Plan") is well underway, and we are continually adjusting to the dynamic energy landscape. As of June 30, 2024, we have executed and received IURC approval for BTAs and PPAs for wind, solar and solar plus storage projects, with a combined nameplate capacity of 1,950 MW and 1,400 MW, respectively, under the 2018 Plan. On January 17, 2024, the IURC approved full ownership of the Cavalry and Dunns Bridge II projects, allowing NIPSCO to leverage provisions of the IRA, to monetize renewable tax credits more effectively. Full ownership of these projects provide enhanced benefits to customers as compared to the previous tax equity partnership structure approved by the IURC. In March 2024, we filed with the IURC to modify the ownership structure for Gibson and Fairbanks solar projects to become fully owned projects and to modify the cost of the Fairbanks project as contemplated in the contractual actions referenced above. In May 2024, the Cavalry project was placed in service. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. For additional information, see "Results and Discussion of Segment Operations - NIPSCO Operations," in this Management's Discussion.

In 2021, we announced and filed with the IURC the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan ("2021 Plan"). The 2021 Plan affirms plans to retire the coal unit at the Michigan City Generating Station by the end of 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. In the first half of 2024, Sugar Creek completed an Advanced Gas Path Tech upgrade that enhanced its overall production capabilities by an estimated 68 MW. Additionally, the 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. In September of 2023, we filed a request for issuance of a certificate of public convenience and necessity for an approximately 400 MW natural gas peaking generation facility with the IURC. The planned retirement of the two vintage gas peaking facilities at the R.M. Schahfer Generating Station is also expected to occur by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval.

NIPSCO’s 2024 Integrated Resource Plan ("2024 Plan") is currently in-progress and formal stakeholder engagement began in the second quarter. The 2024 Plan will inform future generation investments needed to ensure reliability for NIPSCO’s customers and will incorporate factors such as anticipated load growth from data centers and other economic development

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

opportunities, new EPA emissions rules, and evolving MISO resource accreditation rules. The 2024 Plan will be submitted to the IURC in November 2024 and will include an updated Preferred Energy Resource Plan. We have seen an acceleration of customer interest in our northern Indiana service territory in the form of data center development. We believe data center development can enhance our local tax base, diversify the employment base across the state of Indiana, and provide greater value to existing customers and shareholders. We are evaluating the potential for data center development in our service territory and will move as quickly as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

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
Transformation: Our enterprise-wide transformation roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We are committed to identifying and implementing initiatives that will enable us to streamline work and improve logistics company-wide. These efforts include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all of our optimization initiatives will prioritize safety and continue to optimize our long-term growth profile. We are making progress towards our transformation goals with a successful completion of the first phase of our WAM program, an enterprise resource planning system that will optimize the scheduling, dispatch, and execution of our field operations. This phase of the program implemented the solution within our electric distribution operations, while our second phase for gas distribution operations is anticipated to be completed by the third quarter of 2025.
Economic Environment: We continue to monitor risks related to increasing order and delivery lead times for construction and other materials, potential unavailability of materials due to global shortages in raw materials, and decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to see increasing prices associated with environmental remediation services and certain materials and supplies. To the extent that work delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and six months ended June 30, 2024 and 2023 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
Operating Revenues	$1,084.7	$1,090.0	$(5.3)	$2,791.0	$3,056.0	$(265.0)
Operating Expenses
Cost of energy	164.7	251.9	87.2	589.7	1,017.0	427.3
Other Operating Expenses	683.0	669.2	(13.8)	1,380.9	1,339.1	(41.8)
Total Operating Expenses	847.7	921.1	73.4	1,970.6	2,356.1	385.5
Operating Income	237.0	168.9	68.1	820.4	699.9	120.5
Total Other Deductions, Net	(116.3)	(108.5)	(7.8)	(223.4)	(215.9)	(7.5)
Income Taxes	17.6	14.1	(3.5)	93.6	99.9	6.3
Net Income	103.1	46.3	56.8	503.4	384.1	119.3
Net income (loss) attributable to noncontrolling interest	17.3	(12.5)	(29.8)	52.6	(7.7)	(60.3)
Net Income Attributable to NiSource	85.8	58.8	27.0	450.8	391.8	59.0
Preferred dividends and redemption premium	—	(18.9)	18.9	(20.7)	(32.7)	12.0
Net Income Available to Common Shareholders	85.8	39.9	45.9	430.1	359.1	71.0
Earnings Per Share
Basic Earnings Per Share	$0.19	$0.10	$0.09	$0.96	$0.87	$0.09
Diluted Earnings Per Share	$0.19	$0.09	$0.10	$0.95	$0.80	$0.15
The majority of the cost of energy in the Columbia Operations and NIPSCO Operations segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three and six months ended June 30, 2024 was primarily due to higher revenues, net of cost of energy, driven by rate increases from regulatory outcomes. Additionally, net income available to common shareholders increased due to the elimination of the preferred stock dividends following the redemption of both the Series A and B preferred stock . Higher net income available to common shareholders is primarily offset by increased net income attributable to noncontrolling interest following the consummation of the NIPSCO Minority Interest Transaction. See Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Columbia Operations and NIPSCO Operations in this Management's Discussion.
Income Taxes
Refer to Note 14, "Income Taxes," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rates for the periods presented.
We continue to monitor and evaluate the impacts of final or proposed income tax regulations issued on provisions of the IRA including but not limited to renewable energy tax credits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS
Presentation of Segment Information
In response to the NIPSCO Minority Interest Transaction, our operations are now evaluated through two primary reportable segments, Columbia Operations and NIPSCO Operations. Our historical segment disclosures have been recast to be consistent with the current presentation. Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia). Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations aggregates the results of NIPSCO Holdings I, and its majority-owned subsidiaries, including NIPSCO, which has both fully regulated gas and electric operations in Northwest Indiana. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" within the Notes to the Condensed Consolidated Financial Statements (unaudited) and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three and six months ended June 30, 2024 and 2023 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
Operating Revenues	$490.5	$524.7	$(34.2)	$1,447.4	$1,576.6	$(129.2)
Operating Expenses
Cost of energy	56.3	94.3	38.0	285.1	432.6	147.5
Operation and maintenance	191.3	187.3	(4.0)	402.0	407.8	5.8
Depreciation and amortization	99.4	92.2	(7.2)	197.6	179.9	(17.7)
Other taxes	46.9	49.8	2.9	104.1	103.4	(0.7)
Total Operating Expenses	393.9	423.6	29.7	988.8	1,123.7	134.9
Operating Income	$96.6	$101.1	$(4.5)	$458.6	$452.9	$5.7
Revenues
Residential	$338.4	$344.8	$(6.4)	$1,004.2	$1,067.7	$(63.5)
Commercial	97.9	109.5	(11.6)	323.2	362.7	(39.5)
Industrial	33.3	32.5	0.8	73.7	73.0	0.7
Off-System	10.6	22.9	(12.3)	23.3	40.1	(16.8)
Other	10.3	15.0	(4.7)	23.0	33.1	(10.1)
Total	$490.5	$524.7	$(34.2)	$1,447.4	$1,576.6	$(129.2)
Sales and Transportation (MMDth)
Residential	16.7	21.0	(4.3)	93.7	95.4	(1.7)
Commercial	18.5	20.6	(2.1)	72.8	71.3	1.5
Industrial	68.5	62.7	5.8	137.0	124.3	12.7
Off-System	5.9	11.2	(5.3)	13.2	18.6	(5.4)
Other	—	—	—	0.2	0.2	—
Total	109.6	115.5	(5.9)	316.9	309.8	7.1
Heating Degree Days(1)	347	492	(145)	2,631	2,721	(90)
Normal Heating Degree Days(1)	518	510	8	3,257	3,239	18
% Warmer than Normal	(33)%	(4)%		(19)%	(16)%
% Warmer than prior year	(29)%			(3)%
Columbia Operations Customers
Residential				2,208,280	2,197,051	11,229
Commercial				187,308	187,012	296
Industrial				1,968	1,966	2
Other				5	3	2
Total				2,397,561	2,386,032	11,529
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2024 compared to the same period in 2023 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2024 vs 2023	Six Months Ended June 30, 2024 vs 2023
New rates from base rate proceedings and regulatory capital programs	$17.3	$52.2
Increased customer usage	1.3	9.4
The effects of customer growth	1.4	3.6
The effects of weather in 2024 compared to 2023	(6.9)	(5.3)
Other	(0.5)	(3.4)
Change in operating revenues (before cost of energy and other tracked items)	$12.6	$56.5
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(38.1)	(147.5)
Lower tracker deferrals within operation and maintenance, depreciation, and tax	(8.7)	(38.2)
Total change in operating revenues	$(34.2)	$(129.2)
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
Throughput
The decrease in total volumes for the three months ended June 30, 2024, compared to the same period in 2023, is primarily attributable to the effects of warmer weather offset by industrial usage.
The increase in total volumes for the six months ended June 30, 2024, compared to the same period in 2023, is primarily attributable to increased industrial usage offset by off-system sales.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2024 compared to the same period in 2023 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2024 vs 2023	Six Months Ended June 30, 2024 vs 2023
Higher employee and administrative related expenses	$(4.3)	$(18.0)
Higher depreciation and amortization expense	(7.1)	(17.7)
Higher property tax	—	(2.6)
Other	(5.7)	(12.5)
Change in operating expenses (before cost of energy and other tracked items)	$(17.1)	$(50.8)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	38.1	147.5
Lower tracker deferrals within operation and maintenance, depreciation, and tax	8.7	38.2
Total change in operating expense	$29.7	$134.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three and six months ended June 30, 2024 and 2023 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$597.4	$568.3	$29.1	$1,350.1	$1,485.5	$(135.4)
Operating Expenses
Cost of energy	108.4	157.7	49.3	304.6	584.5	279.9
Operation and maintenance	187.5	203.0	15.5	378.8	393.5	14.7
Depreciation and amortization	143.0	130.1	(12.9)	275.7	238.4	(37.3)
Gain on sale of assets	(0.1)	(0.1)	—	(0.1)	(0.1)	—
Other taxes	16.3	13.8	(2.5)	32.4	28.4	(4.0)
Total Operating Expenses	455.1	504.5	49.4	991.4	1,244.7	253.3
Operating Income	$142.3	$63.8	$78.5	$358.7	$240.8	$117.9

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$156.9	$122.8	$34.1	$300.7	$273.2	$27.5
Commercial	154.4	130.1	24.3	297.3	281.0	16.3
Industrial	119.9	112.9	7.0	236.0	247.3	(11.3)
Wholesale	11.1	7.5	3.6	17.5	10.1	7.4
Other	26.9	23.8	3.1	51.7	50.2	1.5
Total	$469.2	$397.1	$72.1	$903.2	$861.8	$41.4
Sales (GWh)
Residential	828.8	739.8	89.0	1,593.7	1,505.9	87.8
Commercial	926.9	876.5	50.4	1,805.6	1,732.7	72.9
Industrial	1,945.1	1,993.9	(48.8)	3,777.8	3,931.6	(153.8)
Wholesale	298.1	142.7	155.4	447.3	142.7	304.6
Other	19.7	17.8	1.9	43.1	40.6	2.5
Total	4,018.6	3,770.7	247.9	7,667.5	7,353.5	314.0
Cooling Degree Days	326	206	120	326	206	120
Normal Cooling Degree Days	248	247	1	248	247	1
% Warmer (Colder) than Normal	31%	(17)%		31%	(17)%
% Warmer than prior year	58%			58%
NIPSCO Electric Customers
Residential				428,348	425,404	2,944
Commercial				58,979	58,490	489
Industrial				2,118	2,129	(11)
Wholesale				707	708	(1)
Other				3	3	—
Total				490,155	486,734	3,421

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$78.6	$105.9	$(27.3)	$290.7	$408.3	$(117.6)
Commercial	30.8	43.0	(12.2)	105.5	155.7	(50.2)
Industrial	16.1	18.8	(2.7)	39.9	50.3	(10.4)
Other	2.7	3.5	(0.8)	10.8	9.4	1.4
Total	$128.2	$171.2	$(43.0)	$446.9	$623.7	$(176.8)
Sales and Transportation Volumes (MMDth)
Residential	7.0	8.6	(1.6)	35.6	37.8	(2.2)
Commercial	6.6	7.3	(0.7)	24.3	25.0	(0.7)
Industrial	61.6	62.7	(1.1)	131.8	133.7	(1.9)
Total	75.2	78.6	(3.4)	191.7	196.5	(4.8)
Heating Degree Days	451	595	(144)	3,094	3,254	(160)
Normal Heating Degree Days	640	638	2	3,781	3,738	43
% Warmer than Normal	(30)%	(7)%		(18)%	(13)%
% Warmer than prior year	(24)%			(5)%
NIPSCO Gas Customers
Residential				796,779	790,324	6,455
Commercial				66,276	65,892	384
Industrial				2,749	2,832	(83)
Total				865,804	859,048	6,756
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2024 compared to the same period in 2023 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2024 vs 2023	Six Months Ended June 30, 2024 vs 2023
New rates from base rate proceedings, regulatory capital and DSM programs	$78.7	$144.3
Renewable JV revenue, fully offset by JV operating expense	6.6	10.6
Increased customer usage	3.6	7.5
Increased customer count	2.3	5.0
The effects of weather in 2024 compared to 2023	0.5	(5.2)
Other	5.0	2.7
Change in operating revenues (before cost of energy and other tracked items)	$96.7	$164.9
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(49.2)	(279.9)
Lower tracker deferrals within operation and maintenance, depreciation and tax	(18.4)	(20.4)
Total change in operating revenues	$29.1	$(135.4)
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
Sales
The increase in total volumes sold to electric customers for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily attributable to increased usage by residential and wholesale customers offset by industrial customers.
The decrease in total volumes sold to gas customers for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily attributable to decreased usage by industrial and residential customers.
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
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2024 compared to the same period in 2023 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2024 vs 2023	Six Months Ended June 30, 2024 vs 2023
Higher depreciation and amortization expense driven by new base rates	$(10.5)	$(30.5)
Renewable JV operating expenses, partially offset by JV operating revenues	(6.9)	(16.2)
Higher employee and administrative expenses	(3.4)	(12.9)
Effects of environmental obligations	(5.2)	(4.4)
Lower materials and supplies costs	5.5	9.9
Lower outside services expenses primarily related to lower generation-related maintenance	5.5	7.5
Other	(3.2)	(0.4)
Change in operating expenses (before cost of energy and other tracked items)	$(18.2)	$(47.0)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	49.2	279.9
Lower tracker deferrals within operation and maintenance, depreciation and tax	18.4	20.4
Total change in operating expense	$49.4	$253.3
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
Since 2020, two wind PPA projects, two wind BTA projects and three solar BTA projects have been placed into service, totaling 1,665 MW of nameplate capacity plus additional battery energy storage system capacity at Cavalry. NIPSCO has executed commercial agreements for each of the seven remaining identified projects. Dunns Bridge II, Fairbanks, Gibson, GreenRiver, Appleseed, Carpenter and Templeton have received IURC approval. NIPSCO has filed for a new gas peaking facility to be located at R.M. Schahfer Generating Station. On January 17, 2024 the IURC approved increases to the project costs as well as the full ownership of Cavalry and Dunns Bridge II, allowing NIPSCO to leverage provisions of the IRA to monetize tax credits for the benefit of customers in lieu of utilizing tax equity partnerships. See "Executive Summary - Energy Transition" in this Management's Discussion for additional information. We expect the majority of our remaining BTA and PPA projects to be placed in service in 2024 and 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

Remaining Renewables Projects	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Dunns Bridge II	BTA	Solar & Storage	435	75
Fairbanks	BTA	Solar	250	—
Gibson	BTA	Solar	200	—
Green River	20 year PPA	Solar	200	—
Appleseed	20 year PPA	Solar	200	—
Templeton	20 year PPA	Wind	200	—
Carpenter	20 year PPA	Wind	200	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.85 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. Sources of financing activities for the current year are as follows:
•On December 31, 2023, we consummated the NIPSCO Minority Interest Transaction in exchange for a capital contribution of $2.16 billion in cash.
•On January 3, 2024, we applied the proceeds from the NIPSCO Minority Interest Transaction and repaid in full our $1.0 billion term credit agreement and our $650.0 million term credit agreement.
•On February 22, 2024, we entered into an ATM equity program that provides an opportunity to issue and sell shares of our common stock up to an aggregate issuance of $900.0 million through December 31, 2025. As of June 30, 2024, the ATM program (including the impact of the forward sale agreements) had approximately $400.0 million of equity available for issuance.
•On March 14, 2024 we completed the issuance and sale of $650.0 million of 5.35% senior unsecured notes maturing in 2034, which resulted in approximately $642.6 million of net proceeds after discount and debt issuance costs.
•On March 15, 2024, we redeemed all 20,000 outstanding shares of Series B Preferred Stock for a redemption price of $25,000 per share and all 20,000 outstanding shares of Series B-1 Preferred Stock for a redemption price of $0.01 per share or $500.0 million in total.
•On May 16, 2024, we completed the issuance and sale of $500.0 million of 6.95% fixed-to-fixed reset rate junior subordinated notes maturing in 2054, which resulted in approximately $493.4 million of net proceeds after debt issuance costs.
•On June 24, 2024, we completed the issuance and sale of $600.0 million of 5.20% senior unsecured notes maturing in 2029, which resulted in approximately $593.7 million of net proceeds after discount and debt issuance costs.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2024 and beyond. See Note 4, "Noncontrolling Interests," Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our financing activities.
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2024	2023	Change in 2024 vs 2023
Cash from (used for):
Operating Activities	$901.7	$1,191.0	$(289.3)
Investing Activities	(1,594.0)	(1,375.6)	(218.4)
Financing Activities	(1,452.9)	300.3	(1,753.2)
Operating Activities
The decrease in cash from operating activities was primarily driven by year over year change in accounts receivable collections, inventory and exchange gas receivables due to the impact of lower gas prices, partially offset by higher accounts payables and net income.
Investing Activities
Year over year increase in investing activities was primarily comprised of capital expenditures related to system growth and reliability and milestone payments to renewable generation asset developers for certain of our BTA projects.

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
Regulatory Capital Programs. We are in the process of upgrading and modernizing our electric system to enhance safety and reliability by addressing aged infrastructure and deploying advanced grid technologies. We are also upgrading and modernizing our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2024, we continue to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Pennsylvania	DSIC - Q3 2024	$67.5	2/24-5/24	6/21/2024	Eligible project costs including piping, couplings, gas service lines, excess flow valves, risers, meter bars, meters, and other related capitalized cost to improve the distribution system.
Columbia of Ohio	IRP - 2024	$753.5	4/21-12/23	2/26/2024	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2024	$14.6	1/23-12/23	2/28/2024	Investments necessary to comply with the PHMSA Mega Rule.
Columbia of Ohio	CEP - 2023	$482.1	4/21-12/22	2/24/2023	Assets not included in the IRP.
NIPSCO - Gas	TDSIC - 7	$444.9	1/23-8/23	10/31/2023	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas	FMCA - 2	$49.0	1/23-9/23	11/29/2023	Project costs to comply with federal mandates.
Columbia of Virginia	SAVE - 2024	$166.5	10/22-12/24	8/15/2023	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2024	$81.9	1/23-12/24	10/13/2023	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric	TDSIC - 3	$70.7	7/22-1/23	3/28/2023	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
Pending Commission Approval
NIPSCO - Gas	TDSIC - 8	$514.1	1/23-2/24	4/30/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric	TDSIC - 5	$346.9	7/22-3/24	5/28/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
Columbia of Ohio	CEP - 2024	$767.0	4/21-12/23	2/26/2024	Assets not included in the IRP or PHMSA IRP.
(1)Programs do not include any costs already included in base rates.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Noncontrolling Interest. We received $2.16 billion upon closing the NIPSCO Minority Interest Transaction. Proceeds from the closing of the NIPSCO Minority Interest Transaction were used to repay short-term debt, including our credit agreements. Under the terms of the LLC Agreement, BIP is obligated to provide up to $250 million in additional capital contributions over a three-year period after the Closing. The obligation is backed by an Equity Commitment Letter from Blackstone. BIP may contribute additional capital above $250 million as necessary to maintain its percentage ownership interest. Refer to Note 4, "Noncontrolling Interests," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on contributions and distributions from noncontrolling interests.

Sources of Liquidity
The following table displays our liquidity position as of June 30, 2024 and December 31, 2023:

(in millions)	June 30, 2024	December 31, 2023
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	280.3	383.9
Less:
Commercial Paper	644.0	1,061.0
Accounts Receivable Programs Utilized	—	337.6
Letters of Credit Outstanding Under Credit Facility	9.9	9.9
Add:
Cash and Cash Equivalents	101.2	2,245.4
Net Available Liquidity	$1,577.6	$3,070.8
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which require us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of June 30, 2024, the ratio was 57.8%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of June 30, 2024. There were no changes to the below credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2024, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $110.4 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, of which 750,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2024, 448,398,632 shares of common stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Except for our 2024 debt issuances, there were no additional material changes from year-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
end during the six months ended June 30, 2024. Refer to Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuances.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters

Cost Recovery and Trackers
Comparability of our line item operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs such as those described below. Increases in the costs that are subject to approved regulatory tracker mechanisms generally lead to increased regulatory assets, which ultimately result in a corresponding increases in operating revenues and expenses and, therefore, have essentially no impact on total operating income results. Certain approved regulatory tracker mechanisms allow for abbreviated regulatory proceedings in order for the operating companies to quickly implement revised rates and recover associated costs.
A portion of the Columbia Operations and NIPSCO Operations revenue is related to the recovery of gas costs, the review and recovery of which occurs through standard regulatory proceedings. All states in our operating area require periodic review of actual gas procurement activity to determine prudence and to confirm the recovery of prudently incurred energy commodity costs supplied to customers.
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contributes to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our Columbia Operations and NIPSCO Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design for residential customers that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3% during the winter heating season. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge.
A portion of the NIPSCO Operations revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, which is updated quarterly to reflect actual costs incurred to supply electricity to customers.
While increased efficiency of electric appliances and improvements in home building codes and standards has impacted the average use per electric customer in recent years, NIPSCO Operations expects future growth in residential and commercial customer usage as a result of increasing electric applications, such as electric vehicles becoming more prevalent. These ongoing changes in use of electricity will likely lead to development of innovative rate designs, and NIPSCO Operations will continue efforts to design rates that increase the certainty of recovery of fixed costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rate Cases
Columbia of Pennsylvania(1)	None specified	$82.2	$44.5	March 18, 2022	December 2022
Columbia of Maryland(1)	None specified	$6.5	$3.9	May 12, 2023	December 2023
Columbia of Kentucky(2)	9.35%	$26.7	$18.3	May 28, 2021	January 2022
Columbia of Virginia(3)	None specified	$40.5	$25.8	April 29, 2022	October 2022
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(4)	9.75%	$161.9	$120.9	October 25, 2023	September 2024
NIPSCO - Electric(5)	9.80%	$291.8	$261.9	September 19, 2022	August 2023
Pending Rate Cases
Columbia of Kentucky	In process	$23.8	In process	May 16, 2024	January 2025
Columbia of Pennsylvania	In process	$124.1	In process	March 15, 2024	December 2024
Columbia of Virginia(6)	In process	$37.2	In process	April 29, 2024	October 2024
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
(4)New rates will be implemented in 2 steps, with implementation of Step 1 rates to be effective no later than September 2024 and Step 2 rates no later than March 2025.
(5)New rates were implemented in 2 steps, with implementation of Step 1 rates in August 2023 and Step 2 rates effective in March 2024.
(6)Rates to be effective on an interim basis and subject to refund.
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

In May 2024, the EPA published final greenhouse gas standards and guidelines for fossil fuel-fired power plants. The rules are not expected to impact NIPSCO’s existing electric generation, but, depending on the outcome of ongoing litigation, may impose certain operational limitations on other existing and new electric generation. We are assessing the potential impacts of these rules through the current 2024 Plan process.
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
The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment ("MDE") adopted a plan to achieve its 2031 goal and is required to adopt a plan for its 2045 net zero goal by 2030. In June 2024, Governor Moore

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
signed an executive order to advance Maryland’s Pollution Reduction Plan, which directs the MDE to propose a zero-emission heating equipment standard regulation and a clean heat standard regulation. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction, and requires the Public Service Commission ("PSC") to complete a study assessing the capacity of gas and electric distribution systems to successfully serve customers under a transition to a highly electrified building sector. The PSC released their report on December 29, 2023, and concluded that high levels of electrification can be handled by Maryland's electric systems through 2031. The Maryland Department of the Environment issued draft proposed Building Energy Performance Standards (BEPS), which would require net zero direct greenhouse gas emissions from large buildings by 2040 with interim targets, or an alternative compliance fee. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, and emissions offsets. Separately, the PSC has also initiated a proceeding related to Near-Term, Priority Actions and Comprehensive, Long-Term Planning for Maryland's Gas Companies. Columbia of Maryland will continue to monitor these matters, but we cannot predict their final impact on our business at this time.

NIPSCO Gas, Columbia of Maryland, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Kentucky have each filed petitions to implement the Green Path Rider, which is a voluntary rider allowing customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program. After reaching settlement with other parties in September 2022, NIPSCO agreed to add a third tier to offset 25% of customer usage. The program was approved by the IURC at NIPSCO in November 2022 with a January 2023 start date. Columbia of Virginia received a final order in May 2023, approving the Green Path Rider and began enrolling customers in September 2023. The petitions filed by Columbia of Maryland, Columbia of Pennsylvania, and Columbia of Kentucky were rejected and have not been implemented as of June 30, 2024. Additionally, NIPSCO Electric has a voluntary Green Power Rider program in place that allows customers to designate a portion or all their monthly electric usage to come from power generated by renewable energy sources.

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
Refer to Note 11, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of June 30, 2024 and December 31, 2023.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.6 million and $5.2 million for the three and six months ended June 30, 2024 and $3.1 million and $7.6 million for the three and six months ended June 30, 2023, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
Credit Risk
Due to the nature of the industry, credit risk is embedded in many of our business activities. Our extension of credit is governed by a Corporate Credit Risk Management Policy which establishes guidelines for documenting management approval levels for credit limits, evaluating creditworthiness, and credit risk mitigation efforts. Exposures to credit risks are monitored by the risk management function, which is independent of commercial operations. Credit risk arises due to the possibility that a customer, supplier or counterparty will not be able or willing to fulfill its obligations on a transaction on or before the settlement date. For derivative-related contracts, credit risk arises when counterparties are obligated to deliver or purchase defined commodity units of gas or power to us at a future date per execution of contractual terms and conditions. Exposure to credit risk is measured in terms of both current obligations and the market value of forward positions net of any posted collateral such as cash and letters of credit.
We evaluate the financial status of our banking partners through the use of market-based metrics such as credit default swap pricing levels, and also through traditional credit ratings provided by major credit rating agencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Estimates
A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes made as of June 30, 2024.
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
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 6.950% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2054 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 16, 2024).

(4.2)
Subordinated Indenture, dated as of May 16, 2024, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the NiSource Form 8-K filed on May 16, 2024).

(4.3)
First Supplemental Indenture, dated as of May 16, 2024, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Form 8-K filed on May 16, 2024).

(4.4)	Form of 5.200% Notes due 2029 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on June 24, 2024).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	August 7, 2024	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer (Principal Accounting Officer)