Form 10-Q
period 2024-09-30
NISOURCE INC.
filed 2024-10-30
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 466,778,943 shares outstanding at October 22, 2024.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
Factors that could cause actual results to differ materially from the projections, forecasts, estimates and expectations discussed in this Quarterly Report on Form 10-Q include, among other things:
•our ability to execute our business plan or growth strategy, including utility infrastructure investments, or business opportunities, such as data center development and related generation sources and transmission capabilities to meet potential load growth;
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
•our ability to manage the financial and operational risks related to achieving our carbon emission reduction goals, including our Net Zero Goal (as defined below), including any future associated impact from business opportunities such as data center development as those opportunities evolve;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Customer revenues	$1,046.1	$1,002.6	$3,743.2	$3,965.9
Other revenues	30.2	24.8	124.1	117.5
Total Operating Revenues	1,076.3	1,027.4	3,867.3	4,083.4
Operating Expenses
Cost of energy	165.9	181.3	755.6	1,198.3
Operation and maintenance	357.4	341.2	1,093.5	1,101.9
Depreciation and amortization	269.5	210.9	765.1	650.9
Loss on impairment of assets	—	—	2.9	—
Loss (gain) on sale of assets, net	(0.5)	(0.2)	1.1	(0.5)
Other taxes	65.7	61.2	210.4	199.9
Total Operating Expenses	858.0	794.4	2,828.6	3,150.5
Operating Income	218.3	233.0	1,038.7	932.9
Other Income (Deductions)
Interest expense, net	(134.6)	(129.2)	(380.2)	(348.6)
Other, net	29.2	(1.6)	51.4	1.9
Total Other Deductions, Net	(105.4)	(130.8)	(328.8)	(346.7)
Income before Income Taxes	112.9	102.2	709.9	586.2
Income Taxes	15.9	3.8	109.5	103.7
Net Income	97.0	98.4	600.4	482.5
Net income attributable to noncontrolling interest	11.3	13.3	63.9	5.6
Net Income Attributable to NiSource	85.7	85.1	536.5	476.9
Preferred dividends	—	(8.1)	(6.7)	(34.6)
Preferred redemption premium	—	—	(14.0)	(6.2)
Net Income Available to Common Shareholders	$85.7	$77.0	$515.8	$436.1
Earnings Per Share
Basic Earnings Per Share	$0.19	$0.19	$1.15	$1.05
Diluted Earnings Per Share	$0.19	$0.17	$1.14	$0.98
Basic Average Common Shares Outstanding	451.9	413.5	449.4	413.2
Diluted Average Common Shares	454.5	448.3	451.4	447.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2024	2023	2024	2023
Net Income	$97.0	$98.4	$600.4	$482.5
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale debt securities(1)	3.5	(1.7)	3.2	(0.9)
Reclassification adjustment for cash flow hedges(2)	(0.1)	(0.1)	(0.3)	(0.2)
Unrecognized pension and OPEB benefit(3)	0.6	0.7	1.1	1.3
Total other comprehensive income (loss)	4.0	(1.1)	4.0	0.2
Comprehensive Income	$101.0	$97.3	$604.4	$482.7
(1)Net unrealized gain (loss) on available-for-sale debt securities, net of $0.9 million tax expense and $0.4 million tax benefit in the third quarter of 2024 and 2023, respectively, and $0.8 million of tax expense and $0.2 million tax benefit for the nine months ended 2024 and 2023, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.1 million tax benefit and $0.0 million tax expense in the third quarter of 2024 and 2023, respectively, and $0.1 million of tax benefit and $0.1 million tax benefit for the nine months ended 2024 and 2023, respectively.
(3)Unrecognized pension and OPEB benefit, net of $0.2 million of tax expense and $0.3 million tax expense in the third quarter of 2024 and 2023, respectively, and $0.4 million of tax expense and $0.5 million tax expense for the nine months ended 2024 and 2023, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Property, Plant and Equipment
Plant	$33,453.8	$30,482.1
Accumulated depreciation and amortization	(8,572.4)	(8,207.2)
Net Property, Plant and Equipment(1)	24,881.4	22,274.9
Investments and Other Assets
Unconsolidated affiliates	6.5	5.3
Available-for-sale debt securities (amortized cost of $143.5 and $169.0, allowance for credit losses of $0.2 and $0.6, respectively)	137.9	159.1
Other investments	89.0	82.7
Total Investments and Other Assets	233.4	247.1
Current Assets
Cash and cash equivalents	126.2	2,245.4
Restricted cash	32.6	35.7
Accounts receivable	589.7	884.9
Allowance for credit losses	(17.7)	(22.9)
Accounts receivable, net	572.0	862.0
Gas storage	189.3	265.8
Materials and supplies, at average cost	167.1	172.1
Electric production fuel, at average cost	34.9	65.3
Exchange gas receivable	22.5	66.0
Regulatory assets	329.7	214.3
Deposits to renewable generation asset developer	—	454.2
Prepayments and other	141.7	118.6
Total Current Assets(1)	1,616.0	4,499.4
Other Assets
Regulatory assets	2,208.3	2,245.9
Goodwill	1,485.9	1,485.9
Deferred charges and other	403.1	324.0
Total Other Assets	4,097.3	4,055.8
Total Assets	$30,828.1	$31,077.2
(1)Includes $1,335.3 million and $1,369.8 million at September 30, 2024 and December 31, 2023, respectively, of net property, plant and equipment assets and $52.9 million and $63.6 million at September 30, 2024 and December 31, 2023, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 466,707,452 and 447,381,671 shares outstanding, respectively	$4.7	$4.5
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 0 and 40,000 shares outstanding, respectively	—	486.1
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,404.7	8,879.5
Retained deficit	(934.9)	(967.0)
Accumulated other comprehensive loss	(29.6)	(33.6)
Total NiSource Stockholders’ Equity	8,345.0	8,269.6
Noncontrolling interest in consolidated subsidiaries	1,983.8	1,866.7
Total Stockholders' Equity	10,328.8	10,136.3
Long-term debt, excluding amounts due within one year	12,086.3	11,055.5
Total Capitalization	22,415.1	21,191.8
Current Liabilities
Current portion of long-term debt	1,271.2	23.8
Short-term borrowings	257.0	3,048.6
Accounts payable	614.6	749.4
Dividends payable - common stock	125.3	—
Customer deposits and credits	261.6	294.4
Taxes accrued	134.7	166.2
Interest accrued	147.4	136.1
Exchange gas payable	56.1	50.5
Regulatory liabilities	151.7	278.6
Asset retirement obligations	74.9	72.5
Accrued compensation and employee benefits	239.3	227.6
Other accruals	151.7	217.4
Total Current Liabilities(1)	3,485.5	5,265.1
Other Liabilities
Deferred income taxes	2,206.7	2,080.4
Accrued liability for postretirement and postemployment benefits	238.4	250.1
Regulatory liabilities	1,437.6	1,510.7
Asset retirement obligations	733.0	480.5
Other noncurrent liabilities and deferred credits	311.8	298.6
Total Other Liabilities(1)	4,927.5	4,620.3
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$30,828.1	$31,077.2
(1)Includes $50.5 million and $68.3 million at September 30, 2024 and December 31, 2023, respectively, of current liabilities and $57.7 million and $55.7 million at September 30, 2024 and December 31, 2023, respectively, of other liabilities of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2024	2023
Operating Activities
Net Income	$600.4	$482.5
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	765.1	650.9
Deferred income taxes and investment tax credits	109.1	102.1
Loss (gain) on sale of assets	1.1	(0.5)
Payments for asset retirement obligations	(55.0)	(25.0)
Other adjustments	(14.9)	12.0
Changes in Assets and Liabilities:
Components of working capital	(85.8)	323.6
Regulatory assets/liabilities	(35.6)	15.1
Deferred charges and other noncurrent assets	(45.1)	(11.8)
Other noncurrent liabilities and deferred credits	2.4	(13.0)
Net Cash Flows from Operating Activities	1,241.7	1,535.9
Investing Activities
Capital expenditures	(1,854.0)	(1,885.6)
Cost of removal	(108.9)	(118.7)
Milestone payments to renewable generation asset developer	(478.8)	(486.7)
Other investing activities	27.2	(12.3)
Net Cash Flows used for Investing Activities	(2,414.5)	(2,503.3)
Financing Activities
Proceeds from issuance of long-term debt	2,229.6	1,488.7
Repayments of finance lease obligations	(20.4)	(24.1)
Repayment of short term credit agreements	(1,650.0)	—
Net change in commercial paper and other short-term borrowings	(1,141.6)	457.8
Issuance of common stock, net of issuance costs	507.9	9.6
Redemption of preferred stock	(486.1)	(393.9)
Preferred stock redemption premium	(14.0)	(6.2)
Equity costs, premiums and other debt related costs	(62.9)	(19.3)
Contributions from NIPSCO minority interest holders	99.5	—
Distribution to NIPSCO minority interest holders	(32.0)	—
Contributions from tax equity partners	—	240.9
Distributions to tax equity partners	(14.3)	(12.0)
Dividends paid - common stock	(357.0)	(310.1)
Dividends paid - preferred stock	(8.2)	(35.7)
Contract liability payment	—	(49.9)
Payment of obligation to renewable generation asset developer	—	(347.2)
Net Cash Flows (used for) from Financing Activities	(949.5)	998.6
Change in cash, cash equivalents and restricted cash	(2,122.3)	31.2
Cash, cash equivalents and restricted cash at beginning of period	2,281.1	75.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$158.8	$106.6
Reconciliation to Balance Sheet

Nine Months Ended September 30, (in millions)	2024
Cash and cash equivalents	126.2
Restricted Cash	32.6
Total Cash, Cash Equivalents and Restricted Cash	158.8

ITEM 1. FINANCIAL STATEMENTS (continued)
Supplemental Disclosures of Cash Flow Information

Nine Months Ended September 30, (in millions)	2024	2023
Non-cash transactions:
Capital expenditures included in current liabilities	$348.0	$389.0
Dividends declared but not paid	125.3	111.9
Purchase contract liability	—	16.4
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of July 1, 2024	$4.5	$—	$(99.9)	$8,894.2	$(896.2)	$(33.6)	$1,950.6	$9,819.6
Comprehensive Income:
Net income	—	—	—	—	85.7	—	11.3	97.0
Other comprehensive income, net of tax	—	—	—	—	—	4.0	—	4.0
Dividends:
Common stock ($0.265 per share)	—	—	—	—	(124.4)	—	—	(124.4)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	39.8	39.8
Distributions to noncontrolling interests	—	—	—	—	—	—	(17.9)	(17.9)
Stock issuances:
Employee stock purchase plan	—	—	—	1.7	—	—	—	1.7
Long-term incentive plan	—	—	—	8.0	—	—	—	8.0
401(k) and profit sharing	—	—	—	2.2	—	—	—	2.2
ATM program	0.2	—	—	498.6	—	—	—	498.8
Balance as of September 30, 2024	$4.7	$—	$(99.9)	$9,404.7	$(934.9)	$(29.6)	$1,983.8	$10,328.8

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2024	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
Comprehensive Income:
Net income	—	—	—	—	536.5	—	63.9	600.4
Other comprehensive income, net of tax	—	—	—	—	—	4.0	—	4.0
Dividends:
Common stock ($1.06 per share)	—	—	—	—	(482.3)	—	—	(482.3)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	99.5	99.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(46.3)	(46.3)
Stock issuances (redemptions):
Series B and B-1 Preferred Stock Redemption	—	(486.1)	—	—	—	—	—	(486.1)
Series B and B-1 Preferred stock redemption premium	—	—	—	—	(14.0)	—	—	(14.0)
Employee stock purchase plan	—	—	—	4.7	—	—	—	4.7
Long-term incentive plan	—	—	—	14.9	—	—	—	14.9
401(k) and profit sharing	—	—	—	7.0	—	—	—	7.0
ATM program	0.2	—	—	498.6	—	—	—	498.8
Balance as of September 30, 2024	$4.7	$—	$(99.9)	$9,404.7	$(934.9)	$(29.6)	$1,983.8	$10,328.8

ITEM 1. FINANCIAL STATEMENTS (continued)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of July 1, 2023	$4.2	$1,152.6	$(99.9)	$7,383.1	$(1,173.8)	$(35.8)	$341.0	$7,571.4
Comprehensive Income:
Net income	—	—	—	—	85.1	—	13.3	98.4
Other comprehensive loss, net of tax	—	—	—	—	—	(1.1)	—	(1.1)
Dividends:
Common stock ($0.25 per share)	—	—	—	—	(103.8)	—	—	(103.8)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Contributions from noncontrolling interests(1)	—	—	—	—	—	—	204.6	204.6
Distributions to noncontrolling interest	—	—	—	—	—	—	(2.0)	(2.0)
Stock issuances:
Employee stock purchase plan	—	—	—	1.5	—	—	—	1.5
Long-term incentive plan	—	—	—	6.0	—	—	—	6.0
401(k) and profit sharing	—	—	—	2.4	—	—	—	2.4
Balance as of September 30, 2023	$4.2	$1,152.6	$(99.9)	$7,393.0	$(1,200.6)	$(36.9)	$556.9	$7,769.3
(1) Contributions from noncontrolling interest is net of transaction costs.

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2023	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net income	—	—	—	—	476.9	—	5.6	482.5
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2
Dividends:
Common stock ($1.00 per share)	—	—	—	—	(413.9)	—	—	(413.9)
Preferred stock (See Note 6)	—	—	—	—	(43.8)	—	—	(43.8)
Noncontrolling Interests:
Contributions from noncontrolling interests(1)	—	—	—	—	—	—	236.9	236.9
Distributions to noncontrolling interest	—	—	—	—	—	—	(12.0)	(12.0)
Stock issuances (redemptions):
Series A Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Series A Preferred stock redemption premium	—	—	—	—	(6.2)	—	—	(6.2)
Employee stock purchase plan	—	—	—	4.3	—	—	—	4.3
Long-term incentive plan	—	—	—	5.9	—	—	—	5.9
401(k) and profit sharing	—	—	—	7.5	—	—	—	7.5
Balance as of September 30, 2023	$4.2	$1,152.6	$(99.9)	$7,393.0	$(1,200.6)	$(36.9)	$556.9	$7,769.3
(1) Contributions from noncontrolling interest is net of transaction costs.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2024	—	452,362	(3,963)	448,399
Issued:
Employee stock purchase plan	—	59	—	59
Long-term incentive plan	—	32	—	32
401(k) and profit sharing	—	69	—	69
ATM program	—	18,148	—	18,148
Balance as of September 30, 2024	—	470,670	(3,963)	466,707

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2024	40	451,345	(3,963)	447,382
Issued:
Employee stock purchase plan	—	170	—	170
Long-term incentive plan	—	761	—	761
401(k) and profit sharing	—	246	—	246
ATM program	—	18,148	—	18,148
Redeemed:
Series B and B-1 Preferred Stock	(40)	—	—	—
Balance as of September 30, 2024	—	470,670	(3,963)	466,707

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of July 1, 2023	903	417,112	(3,963)	413,149
Issued:
Employee stock purchase plan	—	54	—	54
Long-term incentive plan	—	33	—	33
401(k) and profit sharing	—	89	—	89
Balance as of September 30, 2023	903	417,288	(3,963)	413,325

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2023	1,303	416,106	(3,963)	412,143
Issued:
Equity Units
Employee stock purchase plan	—	155	—	155
Long-term incentive plan	—	754	—	754
401(k) and profit sharing	—	273	—	273
Redeemed:
Series A Preferred Stock	(400)	—	—	—
Balance as of September 30, 2023	903	417,288	(3,963)	413,325
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
The Columbia Operations segment provides regulated natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. The NIPSCO Operations segment provides regulated gas and electric service in the northern part of Indiana for residential, commercial and industrial customers.
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three months ended September 30, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$296.9	$66.8	$—	$363.7
Commercial	78.3	28.6	—	106.9
Industrial	32.0	16.4	—	48.4
Off-system	7.1	—	—	7.1
Wholesale	0.1	—	—	0.1
Miscellaneous(1)	2.9	1.9	—	4.8
Subtotal	$417.3	$113.7	$—	$531.0
Electric Generation and Power Delivery
Residential	$—	$197.9	$—	$197.9
Commercial	—	172.7	—	172.7
Industrial	—	124.8	—	124.8
Wholesale	—	15.0	—	15.0
Public Authority	—	2.0	—	2.0
Miscellaneous(1)	—	2.7	—	2.7
Subtotal	$—	$515.1	$—	$515.1
Total Customer Revenues(2)	417.3	628.8	—	1,046.1
Other Revenues(3)	6.1	23.8	0.3	30.2
Total Operating Revenues	$423.4	$652.6	$0.3	$1,076.3
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

Three months ended September 30, 2023 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$282.6	$69.1	$—	$351.7
Commercial	78.5	30.0	—	108.5
Industrial	30.2	16.1	—	46.3
Off-system	9.8	—	—	9.8
Wholesale	0.1	—	—	0.1
Miscellaneous(1)	6.4	2.1	—	8.5
Subtotal	$407.6	$117.3	$—	$524.9
Electric Generation and Power Delivery
Residential	$—	$176.0	$—	$176.0
Commercial	—	156.6	—	156.6
Industrial	—	115.9	—	115.9
Wholesale	—	15.2	—	15.2
Public Authority	—	1.6	—	1.6
Miscellaneous(1)	—	12.4	—	12.4
Subtotal	$—	$477.7	$—	$477.7
Total Customer Revenues(2)	407.6	595.0	—	1,002.6
Other Revenues(3)	3.4	21.2	0.2	24.8
Total Operating Revenues	$411.0	$616.2	$0.2	$1,027.4
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine months ended September 30, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,257.2	$357.5	$—	$1,614.7
Commercial	395.6	134.0	—	529.6
Industrial	105.1	56.3	—	161.4
Off-system	30.5	—	—	30.5
Wholesale	1.1	—	—	1.1
Miscellaneous(1)	15.4	12.5	—	27.9
Subtotal	$1,804.9	$560.3	$—	$2,365.2
Electric Generation and Power Delivery
Residential	$—	$498.6	$—	$498.6
Commercial	—	470.0	—	470.0
Industrial	—	360.4	—	360.4
Wholesale	—	32.4	—	32.4
Public Authority	—	6.0	—	6.0
Miscellaneous(1)	—	10.6	—	10.6
Subtotal	$—	$1,378.0	$—	$1,378.0
Total Customer Revenues(2)	1,804.9	1,938.3	—	3,743.2
Other Revenues(3)	59.6	63.9	0.6	124.1
Total Operating Revenues	$1,864.5	$2,002.2	$0.6	$3,867.3
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

Nine months ended September 30, 2023 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,311.9	$477.4	$—	$1,789.3
Commercial	435.5	185.7	—	621.2
Industrial	102.9	66.4	—	169.3
Off-system	49.9	—	—	49.9
Wholesale	1.5	—	—	1.5
Miscellaneous(1)	26.3	10.9	—	37.2
Subtotal	$1,928.0	$740.4	$—	$2,668.4
Electric Generation and Power Delivery
Residential	$—	$449.2	$—	$449.2
Commercial	—	437.6	—	437.6
Industrial	—	362.7	—	362.7
Wholesale	—	25.5	—	25.5
Public Authority	—	5.5	—	5.5
Miscellaneous(1)	—	17.0	—	17.0
Subtotal	$—	$1,297.5	$—	$1,297.5
Total Customer Revenues(2)	1,928.0	2,037.9	—	3,965.9
Other Revenues(3)	53.5	63.4	0.6	117.5
Total Operating Revenues	$1,981.5	$2,101.3	$0.6	$4,083.4
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the nine months ended September 30, 2024 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2023	$479.4	$337.6
Balance as of September 30, 2024	350.4	198.8
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of September 30, 2024 and December 31, 2023 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2024	$10.2	$11.9	$0.8	$22.9
Current period provisions	18.9	9.3	—	28.2
Write-offs charged against allowance	(34.3)	(7.9)	(0.8)	(43.0)
Recoveries of amounts previously written off	8.9	0.7	—	9.6
Balance as of September 30, 2024	$3.7	$14.0	$—	$17.7

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2023	$11.1	$12.0	$0.8	$23.9
Current period provisions	28.3	11.5	—	39.8
Write-offs charged against allowance	(49.2)	(12.4)	—	(61.6)
Recoveries of amounts previously written off	20.0	0.8	—	20.8
Balance as of December 31, 2023	$10.2	$11.9	$0.8	$22.9
4.    Noncontrolling Interests
Variable Interest Entities. A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO is a member of JVs that own and operate two wind facilities, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO is also a member of JVs that own two solar facilities, Indiana Crossroads Solar and Dunns Bridge I, which have a nameplate capacity of 200 MW and 265 MW, respectively. We have determined that these JVs are VIEs. NIPSCO controls the decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
Members of each respective JV include NIPSCO (who is the managing member) and a tax equity partner. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the tax equity partner in varying percentages by category and over the life of the partnership. NIPSCO and each tax equity partner contributed cash to the respective JV. Once the tax equity partner has earned their negotiated rate of return and the JV has reached a stated contractual date, NIPSCO has the option to purchase the remaining interest in the respective JV from the tax equity partner. NIPSCO has an obligation to purchase 100% of the electricity generated by each commercially operational JV.
We did not provide any financial or other support during the quarter that was not previously contractually required.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	September 30, 2024	December 31, 2023
Net Property, Plant and Equipment	$1,335.3	$1,369.8
Current assets	52.9	63.6
Total assets(1)	1,388.2	1,433.4
Current liabilities	50.5	68.3
Asset retirement obligations	57.7	55.7
Total liabilities(1)(2)	$108.2	$124.0
(1)The assets of each consolidated VIE can only be used to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of September 30, 2024.
Voting Interest Entities. On December 31, 2023, we consummated the NIPSCO Minority Interest Transaction for a capital contribution of $2.16 billion in cash. The difference between the $2.16 billion consideration received and the $1.36 billion carrying value of the noncontrolling interest claim on net assets was recorded to additional paid-in capital, net of $54.7 million in transaction costs and a $63.5 million income tax benefit. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. During the three and nine months ended September 30, 2024, we received $39.8 million and $99.5 million of contributions, respectively, and we made $11.8 million and $32.0 million of distributions, respectively, to our NIPSCO minority interest holders based on their relative ownership percentages.
5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Diluted EPS includes the incremental effects of the various long-term incentive compensation plans and ATM forward sale agreements under the treasury stock method when the impact would be dilutive (See Note 6, "Equity,"). For the purposes of determining diluted EPS, for the three and nine months ended September 30, 2023, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding using the if-converted method under US GAAP and we assumed share settlement of the remaining purchase contract payment balance from our Equity Units based on the average share price during the period. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in the three and nine months ended September 30, 2023, net of tax, related to the purchase contracts. The purchase contracts were settled on December 1, 2023.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net Income Available to Common Shareholders	$85.7	$77.0	$515.8	$436.1
Less: Income allocated to participating securities	0.2	0.1	0.9	0.3
Net Income Available to Common Shareholders - Basic	85.5	76.9	514.9	435.8
Add: Dilutive effect of Equity Units	—	0.4	—	1.2
Net Income Available to Common Shareholders - Diluted	$85.5	$77.3	$514.9	$437.0
Denominator:
Average common shares outstanding - Basic	451.9	413.5	449.4	413.2
Dilutive potential common shares:
Equity Units purchase contracts	—	33.1	—	31.9
Equity Units purchase contract payment balance	—	0.6	—	1.2
Shares contingently issuable under employee stock plans	0.9	0.7	0.9	0.7
Shares restricted under employee stock plans	0.3	0.4	0.3	0.4
ATM forward sale agreements	1.4	—	0.8	—
Average Common Shares - Diluted	454.5	448.3	451.4	447.4
Earnings per common share:
Basic	$0.19	$0.19	1.15	1.05
Diluted	$0.19	$0.17	1.14	0.98

6.    Equity
ATM Program. In February 2024, we entered into eight separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $900.0 million of our common stock.
In February 2024, under the ATM program, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 7,757,951 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $25.78 per share. On September 17, 2024 we settled all the shares under the forward sale agreement for $199.9 million, based on a net price of $25.77 per share.
In May 2024, under the ATM program, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 10,390,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $28.87 per share. On September 11, 2024 we settled all the shares under the forward sale agreement for $299.1 million, based on a net price of $28.79 per share.
In September 2024, under the ATM program, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 1,495,949 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $34.01 per share. We may settle the forward sale agreement in shares, cash or net shares, by October 30, 2025. Had we settled all the shares under the forward sale agreement at September 30, 2024, we would have received approximately $50.4 million, based on a net price of $33.72 per share.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In September 2024, under the ATM program, we executed a second forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchasers under our forward sale agreement borrowed 1,500,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $34.32 per share. We may settle the forward sale agreement in shares, cash or net shares between October 1, 2024, and October 30, 2025. Had we settled all the shares under the forward sale agreement at October 1, 2024, we would have received approximately $51.1 million, based on a net price of $34.06 per share.
As of September 30, 2024, the ATM program (inclusive of open forward sale agreements) had approximately $297.7 million of equity available for issuance. The program expires on December 31, 2025.

Series A Preferred Stock. There were no dividends declared per share for the Series A Preferred Stock during the three months ended September 30, 2024 and 2023. Dividends declared per share for the Series A Preferred Stock were zero and $28.25 during the nine months ended September 30, 2024 and 2023, respectively.

On June 15, 2023, we redeemed all 400,000 outstanding shares of Series A Preferred Stock for a redemption price of $1,000 per share or $400.0 million in total.

Series B and B-1 Preferred Stock. Dividends declared per share for the Series B Preferred Stock were zero and $406.25 during the three months ended September 30, 2024 and 2023, respectively. Dividends declared per share for the Series B Preferred Stock were $406.25 and $1,625.0 during the nine months ended September 30, 2024 and 2023, respectively.

On March 15, 2024, we redeemed all 20,000 outstanding shares of Series B Preferred Stock for a redemption price of $25,000 per share and all 20,000 outstanding shares of Series B-1 Preferred Stock for a redemption price of $0.01 per share or $500.0 million in total. Following the redemption, dividends ceased to accrue on the shares of Series B Preferred Stock, shares of the Series B Preferred Stock and Series B-1 Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of Series B Preferred Stock and Series B-1 Preferred Stock terminated. In conjunction with the redemption, we recorded a $14.0 million preferred stock redemption premium, calculated as the difference between the carrying value on the redemption date of the Series B Preferred Stock and Series B-1 Preferred Stock and the total amount of consideration paid to redeem, which was recorded as a reduction to retained earnings during the first quarter of 2024. We have not recognized an excise tax liability under the IRA in connection with this redemption as we issued common stock in 2024 in excess of the fair value of the Series B Preferred Stock and Series B-1 Preferred Stock redeemed.

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

Equity Units. On December 1, 2023, we issued 33,898,837 shares of our common stock under the purchase contract component of the Corporate Units. As of December 1, 2023, each holder of Corporate Units was deemed to have automatically delivered to us the related Series C Mandatory Convertible Preferred Stock that were components of the Corporate Units in full satisfaction of such holder’s obligations under the related purchase contract, and all 862,500 shares of Series C Mandatory Convertible Preferred Stock were returned to the status of authorized but unissued preferred stock, par value of $0.01 per share, without designation as to series. We voluntarily delisted the Corporate Units from the New York Stock Exchange.
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
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of September 30, 2024 and December 31, 2023.
Commercial Paper Program. On February 9, 2024 we increased our commercial paper program limit from $1.50 billion to $1.85 billion. We had $257.0 million and $1,061.0 million of commercial paper outstanding with weighted-average interest rates of 4.95% and 5.65% as of September 30, 2024 and December 31, 2023, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through consolidated special purpose entities. The three agreements expire between May 2025 and October 2025 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of September 30, 2024, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $225.0 million.
We had zero and $337.6 million of short-term borrowings related to the securitization transactions as of September 30, 2024 and December 31, 2023, respectively.
For the nine months ended September 30, 2024 and 2023, $337.6 million and $62.2 million, respectively were recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $0.4 million and $0.5 million for the three months ended September 30, 2024 and 2023, and $1.3 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
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
8.    Long-Term Debt
On March 14, 2024, we completed the issuance and sale of $650.0 million of 5.350% senior unsecured notes maturing in 2034, which resulted in approximately $642.6 million of net proceeds after discount and debt issuance costs.
On May 16, 2024, we completed the issuance and sale of $500.0 million of 6.950% fixed-to-fixed reset rate junior subordinated notes maturing in 2054, which resulted in approximately $493.4 million of net proceeds after debt issuance costs. The subordinated notes bear interest (i) from and including May 16, 2024 to, but excluding, November 30, 2029 at a rate of 6.950% per annum and (ii) from and including November 30, 2029, during each five-year reset period at a rate per annum equal to the five-year U.S. treasury rate (determined as described in the prospectus supplement dated May 13, 2024, which was filed with the SEC on May 14, 2024) as of the then most recent reset interest determination date plus a spread of 2.451%, to be reset on each reset date. At our option, we may redeem some or all of the subordinated notes during specified periods, and upon the occurrence of certain ratings or tax events, all as described in the prospectus supplement. In accordance with terms of the subordinated notes, we have the right, from time to time, to defer the payment of interest on the outstanding subordinated notes

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
on one or more occasions for up to ten consecutive years. In the event that we were to exercise such right to defer interest on the subordinated notes, we would not be able to pay cash dividends on the common stock during the periods in which such payments were deferred. The subordinated notes were issued pursuant to a Subordinated Indenture, dated as of May 16, 2024, between us and The Bank of New York Mellon, as trustee, as supplemented by the First Supplemental Indenture thereto, dated as of May 16, 2024.

On June 24, 2024, we completed the issuance and sale of $600.0 million of 5.200% senior unsecured notes maturing in 2029, which resulted in approximately $593.7 million of net proceeds after discount and debt issuance costs.
On September 9, 2024, we completed the issuance and sale of $500.0 million of 6.375% fixed-to-fixed reset rate junior subordinated notes maturing in 2055, which resulted in approximately $493.6 million of net proceeds after debt issuance costs. The subordinated notes bear interest (i) from and including September 9, 2024 to, but excluding, March 31, 2035 at a rate of 6.375% per annum and (ii) from and including March 31, 2035, during each five-year reset period at a rate per annum equal to the five-year U.S. treasury rate (determined as described in the prospectus supplement dated September 3, 2024, which was filed with the SEC on September 4, 2024) as of the then most recent reset interest determination date plus a spread of 2.527%, to be reset on each reset date. At our option, we may redeem some or all of the subordinated notes during specified periods, and upon the occurrence of certain ratings or tax events, all as described in the prospectus supplement. In accordance with terms of the subordinated notes, we have the right, from time to time, to defer the payment of interest on the outstanding subordinated notes on one or more occasions for up to ten consecutive years. In the event that we were to exercise such right to defer interest on the subordinated notes, we would not be able to pay cash dividends on the common stock during the periods in which such payments were deferred. The subordinated notes were issued pursuant to a Subordinated Indenture, dated as of May 16, 2024, between us and The Bank of New York Mellon, as trustee, as supplemented by the Second Supplemental Indenture thereto, dated as of September 9, 2024.
9.    Asset Retirement Obligations
During the third quarter of 2024, we continued to evaluate the applicability of revisions to the EPA rule for disposal of CCRs, which was announced in May 2024. As a result, we recorded an increase of $164.6 million based on initial assessments of estimated costs to comply with the EPA rule for certain sites. Additional costs would be recorded when they become probable and estimable. These costs are expected to be recoverable through existing and future depreciation rates. See Note 15, "Other Commitments and Contingencies - C. Environmental Matters," for additional information on the legacy CCR rule.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Regulatory Matters
Renewable generation filings
In March 2024, NIPSCO filed a petition with the IURC to issue an order modifying its November 22, 2023 order to approve direct ownership of the Gibson project. Also, in March 2024, NIPSCO filed a petition with the IURC to issue an order modifying its June 29, 2021 order to approve direct ownership of the Fairbanks project. Hearings for both the Gibson project and Fairbanks project were held in June 2024 and July 2024, respectively, with orders approving direct ownership of both projects received in August 2024.

WAM system filing
In March 2024, NIPSCO filed a petition with the IURC for authority to defer, as a regulatory asset, certain costs, including depreciation and amortization incurred in connection with improvements to its information technology systems through the design, development, and implementation of a new WAM program for the scheduling, dispatch, and execution of work and the management of underlying assets. These improvements are part of our enterprise-wide transformation roadmap which seeks to optimize our field work and reduce enterprise risk. The petition also included the confirmation that the WAM program assets, including the requested regulatory assets, will be included in NIPSCO's rate base for ratemaking purposes in rate cases after the WAM assets have been placed in service. The hearing was held in August 2024, and a final order approving NIPSCO's request was issued in September 2024 and NIPSCO recorded a deferral resulting in a regulatory asset of $16.9 million.

NIPSCO Gas Peaker filing
In September 2023, NIPSCO filed a request for issuance of a certificate of public convenience and necessity for an approximately 400 MW natural gas peaking generation facility with the IURC, which was supplemented in January 2024 based on updates on availability of certain key equipment. A final order was received in October 2024 approving the request.

Columbia of Virginia CARE Plan
On May 22, 2024, Columbia Gas of Virginia filed an application for approval to amend and extend its Conservation and Ratemaking Efficiency ("CARE") Plan. In September 2024, the Virginia State Corporation Commission issued its final order determining that the CARE Plan meets the requirements and approved the plan with all proposed measures effective January 1, 2025 through December 31, 2027.

Regulatory deferral related to renewable energy investments
In accordance with the accounting principles of ASC 980, we recognize a regulatory liability or asset for amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The amounts recorded in income will ultimately reflect the amount allowed in regulated rates to recover our investments over the useful life of the projects. The offset to the regulatory liability or asset associated with our renewable investments included in regulated rates is recorded in "Depreciation and amortization" on the Condensed Statements of Consolidated Income (unaudited). NiSource recorded depreciation expense of $24.2 million and $40.8 million for the three and nine months ended September 30, 2024, and a decrease to depreciation expense of $19.0 million and $9.7 million for the three and nine months ended September 30, 2023, respectively. Following the implementation of the NIPSCO electric base rate case implemented in August 2023, we began recognizing amounts to recover our investments of projects that have been placed in service. Refer to Note 4, "Noncontrolling Interests," for additional information.
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
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
futures, options, forwards or other derivative contracts. At September 30, 2024 and December 31, 2023, we had 64.4 MMDth and 76.1 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of September 30, 2024, the remaining terms of these instruments range from one to three years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program. The hedging program was executed in December 2023, with an effective date of April 1, 2024 and will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customer’s annual demand. All unrealized gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and all realized gains and losses are remitted to or collected from customers through the relevant cost recovery mechanism.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	September 30, 2024		December 31, 2023
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$4.1	$3.7	$1.1	$7.5
Total	$4.1	$3.7	$1.1	$7.5
Noncurrent(2)
Derivatives not designated as hedging instruments	$14.8	$3.0	$22.2	$1.9
Total	$14.8	$3.0	$22.2	$1.9
(1)Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our commodity price risk management derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at September 30, 2024. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $12.2 million and $13.9 million at September 30, 2024 and December 31, 2023, respectively.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	September 30, 2024	December 31, 2023
Regulatory Assets
Losses on commodity price risk programs	$11.8	$24.4
Regulatory Liabilities
Gains on commodity price risk programs	19.2	23.3
Our derivative instruments measured at fair value as of September 30, 2024 and December 31, 2023 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments
Interest rate risk management. As of September 30, 2024 and December 31, 2023 we had no active interest rate swap positions. The overall net loss related to settled interest rate swaps is recorded in AOCI. We amortize the net loss over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three and nine months ended September 30, 2024 and 2023 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 16, "Accumulated Other Comprehensive Loss," for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

Recurring Fair Value Measurements September 30, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2024
Assets
Risk management assets	$—	$18.9	$—	$18.9
Available-for-sale debt securities	—	137.9	—	137.9
Total	$—	$156.8	$—	$156.8
Liabilities
Risk management liabilities	$—	$6.7	$—	$6.7
Total	$—	$6.7	$—	$6.7

Recurring Fair Value Measurements December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Assets
Risk management assets	$—	$23.3	$—	$23.3
Available-for-sale debt securities	—	159.1	—	159.1
Total	$—	$182.4	$—	$182.4
Liabilities
Risk management liabilities	$—	$9.4	$—	$9.4
Total	$—	$9.4	$—	$9.4

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of September 30, 2024 and December 31, 2023, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of September 30, 2024 and December 31, 2023, we have $0.2 million and $0.6 million, respectively, recorded as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at September 30, 2024 and December 31, 2023 were:

September 30, 2024 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$49.1	$—	$(1.9)	$—	$47.2
Corporate/Other debt securities	94.4	1.1	(4.6)	(0.2)	90.7
Total	$143.5	$1.1	$(6.5)	$(0.2)	$137.9

December 31, 2023 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$63.8	$—	$(3.2)	$—	$60.6
Corporate/Other debt securities	105.2	0.8	(6.9)	(0.6)	98.5
Total	$169.0	$0.8	$(10.1)	$(0.6)	$159.1
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $41.2 million and $66.5 million, respectively, at September 30, 2024.
(2)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $58.7 million and $74.8 million, respectively, at December 31, 2023.
Net realized gains and losses on available-for-sale securities were $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, and zero and $0.6 million for the three and nine months ended September 30, 2023.
The cost of maturities sold is based upon specific identification. At September 30, 2024 there were no U.S. Treasury debt securities or Corporate/Other debt securities with maturities of less than a year. At December 31, 2023, approximately $16.8 million of U.S. Treasury debt securities and approximately $4.9 million of Corporate/Other debt securities had maturities of less than a year.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of September 30, 2024, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2024	Estimated Fair Value as of September 30, 2024	Carrying Amount as of Dec. 31, 2023	Estimated Fair Value as of Dec. 31, 2023
Long-term debt (including current portion)	$13,357.5	$12,926.5	$11,079.3	$10,370.9

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
13.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2024 and 2023 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2024 and 2023 were 14.1% and 3.7%, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 15.4% and 17.7%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to renewable partnership income, amortization of excess deferred federal income tax liabilities, as specified in the TCJA, tax credits, state flow through, and other permanent book-to-tax differences.
The increase in the three-month effective tax rate of 10.4% in 2024 compared to 2023 was driven by higher renewable partnership income in 2023 resulting from HLBV allocation of earnings due to solar projects going into service, offset by higher non-taxable AFUDC equity recorded on higher construction work in process balances in the current quarter.
As of September 30, 2024, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of these unrecognized tax benefits.
14.    Pension and Other Postemployment Benefits
We provide defined contribution plans and noncontributory defined benefit retirement plans that cover certain of our employees. Benefits under the defined benefit retirement plans reflect the employees' compensation, years of service and age at retirement. Additionally, we provide health care and life insurance benefits for certain retired employees. The majority of such employees may become eligible for these benefits if they reach retirement age while working for us. The expected cost of such benefits is accrued during the employees' years of service. We determined that, for certain rate-regulated subsidiaries, the future recovery of postretirement benefit costs is probable, and we record regulatory assets and liabilities for amounts that would otherwise have been recorded to expense or accumulated other comprehensive loss. Current rates of rate-regulated companies include postretirement benefit costs, including amortization of the regulatory assets and liabilities that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts.
For the nine months ended September 30, 2024 and 2023, we contributed $1.9 million and $2.6 million, respectively to our pension plans and $18.3 million and $16.7 million, respectively to our OPEB plans.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023:

	Pension Benefits		OPEB
Three Months Ended September 30, (in millions)	2024	2023	2024	2023
Components of Net Periodic Benefit Cost(1)
Service cost	$5.5	$5.1	$1.3	$1.3
Interest cost	16.3	17.1	5.5	5.4
Expected return on assets	(23.8)	(23.6)	(4.0)	(3.8)
Amortization of prior service credit	—	—	(0.4)	(0.5)
Recognized actuarial loss	7.2	8.4	0.8	0.8
Settlement loss	5.9	7.4	—	—
Total Net Periodic Benefit Cost	$11.1	$14.4	$3.2	$3.2
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Nine Months Ended September 30, (in millions)	2024	2023	2024	2023
Components of Net Periodic Benefit Cost(1)
Service cost	$16.4	$15.3	$3.9	$3.9
Interest cost	48.9	51.3	16.4	16.3
Expected return on assets	(71.4)	(70.8)	(12.0)	(11.4)
Amortization of prior service credit	—	—	(1.2)	(1.5)
Recognized actuarial loss	21.6	25.2	2.4	2.4
Settlement loss	5.9	7.5	—	—
Total Net Periodic Benefit Cost	$21.4	$28.5	$9.5	$9.7
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

During the third quarter of 2024, the requirements for settlement accounting were met for one of our pension plans, resulting in a settlement charge of $5.9 million for the three months ended September 30, 2024.
15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of September 30, 2024 and December 31, 2023, we had issued stand-by letters of credit of $9.4 million and $9.9 million, respectively for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At September 30, 2024 and December 31, 2023, our guarantees for multiple BTAs totaled $1,150.2 million and $646.1 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See ''- D. Other Matters - Generation Transition,'' below for more information.
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
As of September 30, 2024 and December 31, 2023, we had recorded a liability of $92.6 million and $80.0 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
CERCLA. Our subsidiaries are potentially responsible parties at waste disposal sites under CERCLA and similar state laws. Under CERCLA, each potentially responsible party can be held jointly, severally and strictly liable for the remediation costs, as the EPA, or state, can allow the parties to pay for remedial action or perform remedial action themselves and request reimbursement from the potentially responsible parties. Our affiliates have retained CERCLA environmental liabilities, including remediation liabilities, associated with certain current and former operations. At this time, we cannot estimate the full cost of remediating properties that have not yet been investigated, but it is possible that the future costs could be material to the Condensed Consolidated Financial Statements (unaudited).
MGP. We maintain a program to identify and investigate former MGP sites where our subsidiaries or predecessors may have liability. The program has identified 51 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. We recorded an $11.2 million increase to the estimated future remediation costs as a result of the refresh completed in the second quarter of 2024. No material changes to the estimated future remediation costs were noted as a result of an internal quarterly review of environmental reserves completed as of September 30, 2024. Our total estimated liability related to the facilities subject to remediation was $87.9 million and $73.7 million at September 30, 2024 and December 31, 2023, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $16.4 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On May 8, 2024, the EPA finalized changes to the current CCR regulations ("Legacy CCR Rule") which address inactive surface impoundments at inactive facilities, referred to as legacy impoundments, and CCR management units ("CCRMUs") at inactive and active facilities. The rule largely requires these newly regulated units to conform to existing requirements, such as groundwater monitoring, closure requirements, and post-closure care. In the second quarter of 2024, we accrued an immaterial amount to cover probable and estimable costs related to these activities. In the third quarter of 2024, we accrued an additional $164.6 million to cover probable and estimable compliance activities associated with the Legacy CCR Rule. Applicability determinations for legacy impoundments are due when the rule becomes effective on November 8, 2024. Facility evaluations for CCRMUs are required by February 2026 and 2027. NIPSCO continues to assess whether existing legal obligations associated with the retirement of certain facilities must be revised and to estimate probable additional required asset retirement costs. NIPSCO expects to receive recovery of any such costs through existing and future depreciation rates.
D. Other Matters.
Generation Transition. NIPSCO has executed several BTAs with developers to construct renewable generation facilities. NIPSCO has received IURC approval for all of its BTAs and PPAs. In addition to IURC approval, NIPSCO's purchase obligation under the BTAs is dependent on timely completion of construction. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. With respect to BTAs for which tax equity partnerships are utilized once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value the remaining interest in the JV from the tax equity partner. In January 2024, the IURC approved the full ownership of Cavalry and Dunns Bridge II, which will allow those BTAs to be executed through direct ownership. In March 2024, Cavalry achieved mechanical completion, resulting in NIPSCO making a $110.6 million payment to the developer. In May 2024, Cavalry achieved substantial completion and commencement of commercial operations, resulting in NIPSCO making a $114.9 million payment to the developer. In August 2024, the IURC approved full ownership of the Gibson and Fairbanks projects and modification of the cost of the Fairbanks project as contemplated in the contractual actions referenced above. In September 2024, Dunns Bridge II achieved mechanical completion, resulting in NIPSCO making a $153.3 million payment to the developer. NIPSCO will file a future request to modify the ownership structure for the Templeton wind project to become a wholly owned project.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2024	$(7.6)	$(13.0)	$(13.0)	$(33.6)
Other comprehensive income (loss) before reclassifications	3.5	0.4	(0.1)	3.8
Amounts reclassified from accumulated other comprehensive loss	—	(0.5)	0.7	0.2
Net current-period other comprehensive income (loss)	3.5	(0.1)	0.6	4.0
Balance as of September 30, 2024	$(4.1)	$(13.1)	$(12.4)	$(29.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2024	$(7.3)	$(12.8)	$(13.5)	$(33.6)
Other comprehensive income (loss) before reclassifications	2.8	—	(0.1)	2.7
Amounts reclassified from accumulated other comprehensive loss	0.4	(0.3)	1.2	1.3
Net current-period other comprehensive income (loss)	3.2	(0.3)	1.1	4.0
Balance as of September 30, 2024	$(4.1)	$(13.1)	$(12.4)	$(29.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of July 1, 2023	$(10.4)	$(12.7)	$(12.7)	$(35.8)
Other comprehensive income (loss) before reclassifications	(1.7)	(0.4)	(0.1)	(2.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.8	1.1
Net current-period other comprehensive income (loss)	(1.7)	(0.1)	0.7	(1.1)
Balance as of September 30, 2023	$(12.1)	$(12.8)	$(12.0)	$(36.9)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2023	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive income (loss) before reclassifications	(1.4)	(0.4)	0.2	(1.6)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.2	1.1	1.8
Net current-period other comprehensive income (loss)	(0.9)	(0.2)	1.3	0.2
Balance as of September 30, 2023	$(12.1)	$(12.8)	$(12.0)	$(36.9)
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating Revenues
Columbia Operations
Unaffiliated	$423.4	$411.0	$1,864.5	$1,981.5
Intersegment	3.3	3.0	9.6	9.1
Total	426.7	414.0	1,874.1	1,990.6
NIPSCO Operations
Unaffiliated	652.6	616.2	2,002.2	2,101.3
Intersegment	0.3	0.4	0.8	0.8
Total	652.9	616.6	2,003.0	2,102.1
Corporate and Other
Unaffiliated	0.3	0.2	0.6	0.6
Intersegment	145.6	121.7	424.5	361.2
Total	145.9	121.9	425.1	361.8
Eliminations	(149.2)	(125.1)	(434.9)	(371.1)
Consolidated Operating Revenues	$1,076.3	$1,027.4	$3,867.3	$4,083.4
Operating Income
Columbia Operations	$41.2	$54.6	$499.8	$507.5
NIPSCO Operations	171.3	173.1	530.0	413.9
Corporate and Other	5.8	5.3	8.9	11.5
Consolidated Operating Income	$218.3	$233.0	$1,038.7	$932.9
The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheet (unaudited):

(in millions)	September 30, 2024	December 31, 2023
Assets
Columbia Operations	$14,174.1	$13,664.5
NIPSCO Operations	15,450.1	13,962.6
Corporate and Other	1,203.9	3,450.1
Consolidated Assets	$30,828.1	$31,077.2
Information about our reportable segments for the nine months ended September 30, 2023, as well as for the period ended December 31, 2023 has been recast to align with the current year's presentation.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
18.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest income	$3.4	$2.7	$7.8	$6.3
AFUDC equity	32.1	6.0	56.7	15.2
Pension and other postretirement non-service cost	(5.9)	(9.8)	(10.2)	(18.2)
Miscellaneous	(0.4)	(0.5)	(2.9)	(1.4)
Total Other, net	$29.2	$(1.6)	$51.4	$1.9

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
Our goal is to develop strategies that benefit all stakeholders as we (i) focus on long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) address changing customer energy demand. These strategies focus on improving safety and reliability, enhancing customer experience, pursuing regulatory and legislative initiatives to increase accessibility for customers currently not on our gas and electric service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our focus. Serving as a guiding practice for our SMS, NiSource is certified in conformance to the American Petroleum Institute Recommended Practice 1173, which is the foundation to our journey towards operational excellence. We continue to make advancements in key strategic initiatives, described in further detail below.
Energy Transition: We are advancing our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as retiring and replacing remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Our electric generation transition, initiated through the NIPSCO 2018 Integrated Resource Plan ("2018 Plan") is well underway, and we are continually adjusting to the dynamic energy landscape. As of September 30, 2024, we have executed and received IURC approval for BTAs and PPAs for wind, solar and solar plus storage projects, with a combined nameplate capacity of 1,950 MW and 1,400 MW, respectively, under the 2018 Plan. In January 2024, the IURC approved full ownership of the Cavalry and Dunns Bridge II projects. In August 2024 the IURC approved full ownership of the Gibson and Fairbanks projects and modification of the cost of the Fairbanks project as contemplated in the contractual actions. Full ownership of these projects allows NIPSCO to leverage provisions of the IRA, monetize renewable tax credits more effectively, and provide enhanced benefits to customers as compared to the previous tax equity partnership structure approved by the IURC. In May 2024, the Cavalry project was placed in service. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. For additional information, see "Results and Discussion of Segment Operations - NIPSCO Operations," in this Management's Discussion.

In 2021, we announced and filed with the IURC the Preferred Energy Resource Plan associated with our 2021 Integrated Resource Plan ("2021 Plan"). The 2021 Plan affirms plans to retire the coal unit at the Michigan City Generating Station by the end of 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. In the first half of 2024, Sugar Creek completed an Advanced Gas Path Tech upgrade that enhanced its overall production capabilities by an estimated 68 MW. Additionally, the 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. In September of 2023, we filed a request for issuance of a certificate of public convenience and necessity for an approximately 400 MW natural gas peaking generation facility with the IURC, which was approved in October of 2024. The planned retirement of the two vintage gas peaking facilities at the R.M. Schahfer Generating Station is also expected to occur by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval.

NIPSCO’s 2024 Integrated Resource Plan ("2024 Plan") is currently in-progress and formal stakeholder engagement began in the second quarter. The 2024 Plan will inform future generation investments needed to ensure reliability for NIPSCO’s customers and will incorporate factors such as anticipated load growth from data centers and other economic development

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

opportunities, new EPA emissions rules, and evolving MISO resource accreditation rules. The 2024 Plan will be submitted to the IURC in December 2024 and will include an updated Preferred Energy Resource Plan. We have seen an acceleration of customer interest in our northern Indiana service territory in the form of data center development. We believe data center development can enhance our local tax base, diversify the employment base across the state of Indiana, and provide greater value to existing customers and shareholders. We are evaluating the potential for data center development in our service territory, including ways to effectively manage the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, while at the same time focusing on our environmental goals. We expect that management of load growth would require new generation and transmission capabilities. We plan to move as efficiently as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

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
We are faced with increased competition for employee and contractor talent in the current labor market which has resulted in increased costs to attract and retain talent. We are ensuring that we use all internal human capital programs (development, leadership enablement programs, succession, performance management) to promote retention of our current employees along with having a competitive and attractive employee value proposition for potential recruits. With a focus on workforce planning we continue to evaluate talent needs and flexible work arrangements where possible to support a broader talent footprint for sourcing needed talent.
We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures".

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2024 and 2023 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
Operating Revenues	$1,076.3	$1,027.4	$48.9	$3,867.3	$4,083.4	$(216.1)
Operating Expenses
Cost of energy	165.9	181.3	15.4	755.6	1,198.3	442.7
Depreciation expense	269.5	210.9	(58.6)	765.1	650.9	(114.2)
Other Operating Expenses	422.6	402.2	(20.4)	1,307.9	1,301.3	(6.6)
Total Operating Expenses	858.0	794.4	(63.6)	2,828.6	3,150.5	321.9
Operating Income	218.3	233.0	(14.7)	1,038.7	932.9	105.8
Total Other Deductions, Net	(105.4)	(130.8)	25.4	(328.8)	(346.7)	17.9
Income Taxes	15.9	3.8	(12.1)	109.5	103.7	(5.8)
Net Income	97.0	98.4	(1.4)	600.4	482.5	117.9
Net income attributable to noncontrolling interest	11.3	13.3	2.0	63.9	5.6	(58.3)
Net Income Attributable to NiSource	85.7	85.1	0.6	536.5	476.9	59.6
Preferred dividends and redemption premium	—	(8.1)	8.1	(20.7)	(40.8)	20.1
Net Income Available to Common Shareholders	85.7	77.0	8.7	515.8	436.1	79.7
Earnings Per Share
Basic Earnings Per Share	$0.19	$0.19	$—	$1.15	$1.05	$0.10
Diluted Earnings Per Share	$0.19	$0.17	$0.02	$1.14	$0.98	$0.16
The majority of the cost of energy in the Columbia Operations and NIPSCO Operations segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three and nine months ended September 30, 2024 was primarily due to higher revenues, net of cost of energy, driven by our continued investment in safety, reliability and low or zero emission generation as well as increased AFUDC Equity, reported in Other Deductions, Net, primarily related to the mechanical completion of NIPSCO's Cavalry and Dunns Bridge II projects. Additionally, net income available to common shareholders increased due to the elimination of the preferred stock dividends following the redemption of both the Series A and B preferred stock. For the three and nine months ended September 30, 2024, the increase in net income available to common shareholders is primarily offset by higher depreciation expense attributed to our planned capital expenditures and higher interest expense. Increased net income attributable to noncontrolling interest following the consummation of the NIPSCO Minority Interest Transaction reduces net income available to common shareholders for the nine months ended September 30, 2024 . See Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Columbia Operations and NIPSCO Operations in this Management's Discussion.
Income Taxes
Refer to Note 13, "Income Taxes," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rates.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three and nine months ended September 30, 2024 and 2023 are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
Operating Revenues	$426.7	$414.0	$12.7	$1,874.1	$1,990.6	$(116.5)
Operating Expenses
Cost of energy	34.2	44.6	10.4	319.3	477.2	157.9
Operation and maintenance	202.9	176.6	(26.3)	604.9	584.4	(20.5)
Depreciation and amortization	103.0	94.8	(8.2)	300.6	274.7	(25.9)
Other taxes	45.4	43.4	(2.0)	149.5	146.8	(2.7)
Total Operating Expenses	385.5	359.4	(26.1)	1,374.3	1,483.1	108.8
Operating Income	$41.2	$54.6	$(13.4)	$499.8	$507.5	$(7.7)
Revenues
Residential	$299.2	$283.6	$15.6	$1,303.4	$1,351.3	$(47.9)
Commercial	79.2	78.9	0.3	402.4	441.6	(39.2)
Industrial	32.3	30.2	2.1	106.0	103.2	2.8
Off-System	7.2	9.8	(2.6)	30.5	49.9	(19.4)
Other	8.8	11.5	(2.7)	31.8	44.6	(12.8)
Total	$426.7	$414.0	$12.7	$1,874.1	$1,990.6	$(116.5)
Sales and Transportation (MMDth)
Residential	8.3	8.7	(0.4)	102.0	104.1	(2.1)
Commercial	12.2	12.9	(0.7)	85.0	84.2	0.8
Industrial	70.9	64.4	6.5	207.9	188.7	19.2
Off-System	4.6	7.0	(2.4)	17.8	25.6	(7.8)
Other	—	—	—	0.2	0.2	—
Total	96.0	93.0	3.0	412.9	402.8	10.1
Heating Degree Days(1)	28	35	(7)	2,659	2,756	(97)
Normal Heating Degree Days(1)	53	53	—	3,310	3,292	18
% Warmer than Normal	(47)%	(34)%		(20)%	(16)%
% Warmer than prior year	(20)%			(4)%
Columbia Operations Customers
Residential				2,202,206	2,189,333	12,873
Commercial				186,087	185,821	266
Industrial				1,975	1,982	(7)
Other				4	3	1
Total				2,390,272	2,377,139	13,133
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three and nine months ended September 30, 2024 compared to the same period in 2023 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2024 vs 2023	Nine Months Ended September 30, 2024 vs 2023
New rates from base rate proceedings and regulatory capital programs	$19.1	$71.3
The effects of customer usage	(1.5)	7.9
The effects of customer growth	1.4	5.0
The effects of weather in 2024 compared to 2023	(1.0)	(6.3)
Other	(0.2)	(3.6)
Change in operating revenues (before cost of energy and other tracked items)	$17.8	$74.3
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(10.3)	(157.8)
Higher (lower) tracker deferrals within operation and maintenance, depreciation, and tax	5.2	(33.0)
Total change in operating revenues	$12.7	$(116.5)
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
Throughput
The increase in total volumes for the three months ended September 30, 2024, compared to the same period in 2023, is primarily attributable to increased industrial usage offset by off-system sales.
The increase in total volumes for the nine months ended September 30, 2024, compared to the same period in 2023, is primarily attributable to increased industrial usage offset by off-system sales.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating expenses for the three and nine months ended September 30, 2024 compared to the same period in 2023 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2024 vs 2023	Nine Months Ended September 30, 2024 vs 2023
Higher employee and administrative related expenses	$(22.6)	$(40.6)
Higher depreciation and amortization expense	(8.1)	(25.8)
Higher materials and supplies expense	(2.8)	(4.1)
Higher property tax	(0.1)	(2.7)
Other	2.4	(8.8)
Change in operating expenses (before cost of energy and other tracked items)	$(31.2)	$(82.0)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	10.3	157.8
(Lower) higher tracker deferrals within operation and maintenance, depreciation, and tax	(5.2)	33.0
Total change in operating expense	$(26.1)	$108.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three and nine months ended September 30, 2024 and 2023 are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$652.9	$616.6	$36.3	$2,003.0	$2,102.1	$(99.1)
Operating Expenses
Cost of energy	131.7	136.7	5.0	436.3	721.2	284.9
Operation and maintenance	177.7	186.7	9.0	556.5	580.2	23.7
Depreciation and amortization	156.8	105.7	(51.1)	432.5	344.1	(88.4)
Gain on sale of assets	—	—	—	(0.1)	(0.1)	—
Other taxes	15.4	14.4	(1.0)	47.8	42.8	(5.0)
Total Operating Expenses	481.6	443.5	(38.1)	1,473.0	1,688.2	215.2
Operating Income	$171.3	$173.1	$(1.8)	$530.0	$413.9	$116.1

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$197.9	$176.0	$21.9	$498.6	$449.2	$49.4
Commercial	172.7	156.6	16.1	470.0	437.6	32.4
Industrial	125.1	116.0	9.1	361.1	363.3	(2.2)
Wholesale	14.9	15.4	(0.5)	32.4	25.5	6.9
Other	28.5	35.1	(6.6)	80.2	85.3	(5.1)
Total	$539.1	$499.1	$40.0	$1,442.3	$1,360.9	$81.4
Sales (GWh)
Residential	1,079.4	1,034.7	44.7	2,673.1	2,540.6	132.5
Commercial	1,044.7	1,011.0	33.7	2,850.3	2,743.7	106.6
Industrial	2,106.3	2,023.7	82.6	5,884.1	5,955.3	(71.2)
Wholesale	307.8	288.4	19.4	755.1	431.1	324.0
Other	19.9	17.6	2.3	63.0	58.2	4.8
Total	4,558.1	4,375.4	182.7	12,225.6	11,728.9	496.7
Cooling Degree Days	556	475	81	882	681	201
Normal Cooling Degree Days	590	573	17	838	820	18
% Warmer (Colder) than Normal	(6)%	(17)%		5%	(17)%
% Warmer than prior year	17%			30%
NIPSCO Electric Customers
Residential				429,382	426,054	3,328
Commercial				59,056	58,556	500
Industrial				2,116	2,126	(10)
Wholesale				707	708	(1)
Other				2	3	(1)
Total				491,263	487,447	3,816

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Favorable (Unfavorable)	2024	2023	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$66.8	$69.1	$(2.3)	$357.5	$477.4	$(119.9)
Commercial	28.5	30.1	(1.6)	134.0	185.8	(51.8)
Industrial	16.4	16.1	0.3	56.3	66.4	(10.1)
Other	2.1	2.2	(0.1)	12.9	11.6	1.3
Total	$113.8	$117.5	$(3.7)	$560.7	$741.2	$(180.5)
Sales and Transportation Volumes (MMDth)
Residential	3.5	3.7	(0.2)	39.1	41.5	(2.4)
Commercial	4.9	5.0	(0.1)	29.2	30.0	(0.8)
Industrial	60.5	61.8	(1.3)	192.3	195.5	(3.2)
Total	68.9	70.4	(1.5)	260.6	267.0	(6.4)
Heating Degree Days	33	59	(26)	3,127	3,313	(186)
Normal Heating Degree Days	79	79	0	3,860	3,817	43
% Warmer than Normal	(58)%	(25)%		(19)%	(13)%
% Warmer than prior year	(44)%			(6)%
NIPSCO Gas Customers
Residential				797,711	790,913	6,798
Commercial				66,251	65,821	430
Industrial				2,739	2,812	(73)
Total				866,701	859,546	7,155
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
The underlying reasons for changes in our operating revenues for the three and nine months ended September 30, 2024 compared to the same period in 2023 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2024 vs 2023	Nine Months Ended September 30, 2024 vs 2023
New rates from base rate proceedings, regulatory capital and DSM programs	$41.9	$186.2
Renewable JV revenue, fully offset by JV operating expense	6.0	16.6
The effects of customer growth	3.2	8.2
The effects of customer usage	(0.5)	7.0
The effects of weather in 2024 compared to 2023	3.3	(1.9)
Other	0.2	2.9
Change in operating revenues (before cost of energy and other tracked items)	$54.1	$219.0
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(5.0)	(284.9)
Lower tracker deferrals within operation and maintenance, depreciation and tax	(12.8)	(33.2)
Total change in operating revenues	$36.3	$(99.1)
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
Sales
The increase in total volumes sold to electric customers for the three months ended September 30, 2024 compared to the same period in 2023 was primarily attributable to increased usage across all customer classes.
The increase in total volumes sold to electric customers for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily attributable to increased usage by wholesale, residential and commercial customers offset by decreased usage by industrial customers.
The decrease in total volumes sold to gas customers for the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily attributable to decreased usage by industrial and residential customers.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
The underlying reasons for changes in our operating expenses for the three and nine months ended September 30, 2024 compared to the same period in 2023 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2024 vs 2023	Nine Months Ended September 30, 2024 vs 2023
Higher depreciation and amortization expense driven by new base rates	$(52.3)	$(82.8)
Higher employee and administrative expenses	(2.2)	(17.2)
Renewable JV operating expenses, partially offset by JV operating revenues	0.7	(15.5)
Effects of environmental obligations	(0.5)	(4.9)
(Higher) lower materials and supplies costs	(0.2)	9.7
(Higher) lower outside services expenses primarily related to lower generation-related maintenance	(4.3)	3.2
Other	2.9	4.6
Change in operating expenses (before cost of energy and other tracked items)	$(55.9)	$(102.9)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	5.0	284.9
Lower tracker deferrals within operation and maintenance, depreciation and tax	12.8	33.2
Total change in operating expense	$(38.1)	$215.2
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan, which outlines the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation at Michigan City by the end of 2028, to be replaced by lower-cost, reliable and cleaner options.
NIPSCO continues to await EPA decision on an administrative approval associated with the operation of R.M. Schahfer’s remaining two coal units until 2025. In the event that the approval is not obtained, future operations could be impacted. We cannot estimate the financial impact on us if this approval is not obtained. Refer to Item 1A. Risk Factors, "Operational Risks," of the 2023 Annual Report on Form 10-K for further detail.
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
Since 2020, two wind PPA projects, two wind BTA projects and three solar BTA projects have been placed into service, totaling 1,665 MW of nameplate capacity plus additional battery energy storage system capacity at Cavalry. NIPSCO has executed commercial agreements for each of the seven remaining identified projects. Dunns Bridge II, Fairbanks, Gibson, GreenRiver, Appleseed, Carpenter and Templeton have received IURC approval. In January 2024, the IURC approved increases to the project costs as well as the full ownership of Cavalry and Dunns Bridge II. In August 2024, the IURC approved full ownership of Gibson and Fairbanks as well as increases to the cost of the Fairbanks project. NIPSCO has also contracted with a developer to convert the previously approved Templeton PPA to a BTA and has provided a notice of intent to file with the IURC. In October 2024 the IURC approved the certificate of public convenience and necessity for NIPSCO's planned gas peaking facility to be located at the R.M. Schahfer Generating Station. See "Executive Summary - Energy Transition" in this Management's Discussion for additional information. We expect the majority of our remaining BTA and PPA projects to be placed in service between 2025 and 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

Remaining Renewables Projects	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Dunns Bridge II	BTA	Solar & Storage	435	56.25
Fairbanks	BTA	Solar	250	—
Gibson	BTA	Solar	200	—
Templeton (1)	BTA	Wind	200	—
Green River	20 year PPA	Solar	200	—
Appleseed	20 year PPA	Solar	200	—
Carpenter	20 year PPA	Wind	200	—
(1) Pending regulatory approval.

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
•On February 22, 2024, we entered into an ATM equity program that provides an opportunity to issue and sell shares of our common stock up to an aggregate issuance of $900.0 million through December 31, 2025. As of September 30, 2024, the ATM program (including the impact of open forward sale agreements) had approximately $297.7 million of equity available for issuance.
•On March 14, 2024, we completed the issuance and sale of $650.0 million of 5.350% senior unsecured notes maturing in 2034, which resulted in approximately $642.6 million of net proceeds after discount and debt issuance costs.
•On March 15, 2024, we redeemed all 20,000 outstanding shares of Series B Preferred Stock for a redemption price of $25,000 per share and all 20,000 outstanding shares of Series B-1 Preferred Stock for a redemption price of $0.01 per share or $500.0 million in total.
•On May 16, 2024, we completed the issuance and sale of $500.0 million of 6.950%fixed-to-fixed reset rate junior subordinated notes maturing in 2054, which resulted in approximately $493.4 million million of net proceeds after debt issuance costs.
•On June 24, 2024, we completed the issuance and sale of $600.0 million of 5.200% senior unsecured notes maturing in 2029, which resulted in approximately $593.7 million of net proceeds after discount and debt issuance costs.
•On September 9, 2024, we completed the issuance and sale of $500.0 million of 6.375% fixed-to-fixed reset rate junior subordinated notes maturing in 2055, which resulted in approximately $493.6 million of net proceeds after debt issuance costs.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2024 and beyond. See Note 4, "Noncontrolling Interests," Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our financing activities.
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change in 2024 vs 2023
Cash from (used for):
Operating Activities	$1,241.7	$1,535.9	$(294.2)
Investing Activities	(2,414.5)	(2,503.3)	88.8
Financing Activities	(949.5)	998.6	(1,948.1)
Operating Activities
The decrease in cash from operating activities was primarily driven by year over year change in accounts receivable collections, inventory and exchange gas receivables due to the impact of lower gas prices, partially offset by higher accounts payables and net income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Investing Activities
Year over year decrease in investing activities was primarily comprised of lower capital expenditures spending.
We remain on track to make capital investments totaling $3.3 billion to $3.5 billion during the 2024 period. We also expect to invest approximately $19.3 billion during the 2025-2029 period, including capital investments to support our generation transition strategy. These forecasted capital investments are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
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

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Pennsylvania	DSIC - Q4 2024	$180.1	2/24-8/24	9/20/2024	Eligible project costs including piping, couplings, gas service lines, excess flow valves, risers, meter bars, meters, and other related capitalized investments to improve the distribution system.
Columbia of Ohio	IRP - 2024	$753.5	4/21-12/23	2/26/2024	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2024	$14.6	1/23-12/23	2/28/2024	Investments necessary to comply with the PHMSA Mega Rule.
Columbia of Ohio	CEP - 2024	$763.3	4/21-12/23	2/26/2024	Assets not included in the IRP or PHMSA IRP.
NIPSCO - Gas	FMCA - 2	$11.1	1/23-9/23	11/29/2023	Project costs to comply with federal mandates.
Columbia of Virginia	SAVE - 2024	$166.5	10/22-12/24	8/15/2023	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2024	$81.9	1/23-12/24	10/13/2023	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric	TDSIC - 5	$346.9	7/22-3/24	5/28/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas	TDSIC - 8	$8.3	1/23-2/24	4/30/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
Pending Commission Approval
Columbia of Kentucky	SMRP - 2025	$128.5	1/23-12/25	10/15/2024	Replacement of mains and inclusion of system safety investments.
Columbia of Virginia	SAVE - 2025	$89.0	10/24-12/25	8/15/2024	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
NIPSCO - Gas	FMCA - 3	$27.0	1/23-6/24	8/27/2024	Project costs to comply with federal mandates.
Columbia of Maryland	STRIDE - 2025	$14.8	1/25-12/25	7/30/2024	Pipeline upgrades designed to improve public safety or infrastructure reliability.
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
Noncontrolling Interest. We received $2.16 billion upon closing the NIPSCO Minority Interest Transaction. Proceeds from the closing of the NIPSCO Minority Interest Transaction were used to repay short-term debt, including our credit agreements. Under the terms of the Amended LLC Agreement, BIP is obligated to provide up to $250 million in additional capital contributions over a three-year period after the Closing. The obligation is backed by an Equity Commitment Letter from Blackstone. BIP may contribute additional capital above $250 million as necessary to maintain its percentage ownership interest. Refer to Note 4, "Noncontrolling Interests," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on contributions and distributions from noncontrolling interests.

Sources of Liquidity
The following table displays our liquidity position as of September 30, 2024 and December 31, 2023:

(in millions)	September 30, 2024	December 31, 2023
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	225.0	383.9
Less:
Commercial Paper	257.0	1,061.0
Accounts Receivable Programs Utilized	—	337.6
Letters of Credit Outstanding Under Credit Facility	9.4	9.9
Add:
Cash and Cash Equivalents	126.2	2,245.4
Net Available Liquidity	$1,934.8	$3,070.8
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of September 30, 2024, the ratio was 52.7%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of September 30, 2024. There were no changes to the below credit ratings or outlooks since February 2020.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of September 30, 2024, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $112.4 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, of which 750,000,000 are common stock and 20,000,000 are preferred stock. As of September 30, 2024, 466,707,452 shares of common stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Except for our 2024 debt issuances, there were no additional material changes from year-end during the nine months ended September 30, 2024. Refer to Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuances.
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
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contributes to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our Columbia Operations and NIPSCO Operations have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design for residential customers that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland, Columbia of Virginia and NIPSCO Gas have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3% during the winter heating season. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rate Cases
Columbia of Pennsylvania(1)	None specified	$82.2	$44.5	March 18, 2022	December 2022
Columbia of Maryland(1)	None specified	$6.5	$3.9	May 12, 2023	December 2023
Columbia of Kentucky(2)	9.35%	$26.7	$18.3	May 28, 2021	January 2022
Columbia of Virginia(3)	None specified	$40.5	$25.8	April 29, 2022	October 2022
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(4)	9.75%	$161.9	$120.9	October 25, 2023	September 2024
NIPSCO - Electric(5)	9.80%	$291.8	$261.9	September 19, 2022	August 2023
Pending Rate Cases
Columbia of Kentucky(6)	In process	$23.8	In process	May 16, 2024	January 2025
Columbia of Pennsylvania(7)	In process	$124.1	In process	March 15, 2024	December 2024
NIPSCO - Electric(8)	In process	$368.7	In process	September 12, 2024	September 2025
Columbia of Virginia(9)	In process	$37.2	In process	April 29, 2024	October 2024
Columbia of Maryland	In process	$8.7	In process	September 24, 2024	April 2025
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
(4)New rates will be implemented in 2 steps, with implementation of Step 1 rates effective in August 2024 and Step 2 rates to be effective no later than March 2025.
(5)New rates were implemented in 2 steps, with implementation of Step 1 rates effective in August 2023 and Step 2 rates effective in March 2024.
(6)Columbia of Kentucky, and the intervening parties filed a Joint Stipulation, Settlement Agreement and Recommendation on October 14, 2024, for an annual revenue increase of $14.3 million.
(7)The parties to Columbia of Pennsylvania’s rate case filed a Joint Petition for Partial Settlement on August 22, 2024, for an annual revenue increase of $74.0 million. On October 1, 2024, the Administrative Law Judge issued their recommended decision to approve the Partial Settlement without modification.
(8)New rates proposed to be implemented in 2 steps, with implementation of Step 1 rates effective no later than September 2025 and Step 2 rates to be effective no later than March 2026.
(9)Rates to be effective on an interim basis and subject to refund.
PHMSA Legislation and Regulations
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
Transition Climate Risks. We actively engage with and monitor the impact that proposed legislative and regulatory programs related to GHG emissions would have on our business, at both the federal and state levels.

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
In May 2024, the EPA published final greenhouse gas standards and guidelines for fossil fuel-fired power plants. The rules are not expected to impact NIPSCO’s existing electric generation, but, depending on the outcome of ongoing litigation, may impose certain operational limitations on other existing and new electric generation. We are assessing the potential impacts of these rules through the current 2024 NIPSCO Integrated Resource Planning process.

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
The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment ("MDE") adopted a plan to achieve its 2031 goal and is required to adopt a plan for its 2045 net zero goal by 2030. In June 2024, Governor Moore signed an executive order to advance Maryland’s Pollution Reduction Plan, which directs the MDE to propose a zero-emission heating equipment standard regulation and a clean heat standard regulation. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction, and requires the Public Service Commission ("PSC") to complete a study assessing the capacity of gas and electric distribution systems to successfully serve customers under a transition to a highly electrified building sector. The PSC released their report on December 29, 2023, and concluded that high levels of electrification can be handled by Maryland's electric systems through 2031. On September 6, 2024, the Maryland Department of the Environment issued updated proposed Building Energy Performance Standards (BEPS), which would require net zero direct greenhouse gas emissions from large buildings by 2040 with interim targets, or payments of an alternative compliance fee. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, and emissions offsets. Separately, the PSC has also initiated a proceeding related to Near-Term, Priority Actions and Comprehensive, Long-Term Planning for Maryland's Gas Companies. Columbia of Maryland will continue to monitor these matters, but we cannot predict their final impact on our business at this time.

NIPSCO Gas, Columbia of Maryland, Columbia of Pennsylvania, Columbia of Virginia and Columbia of Kentucky have each filed petitions to implement the Green Path Rider, which is a voluntary rider allowing customers to opt in and offset either 50% or 100% of their natural gas related emissions. To reduce the emissions, the utilities will purchase RNG attributes and carbon offsets to match the usage for customers opting into the program. After reaching settlement with other parties in September 2022, NIPSCO agreed to add a third tier to offset 25% of customer usage. The program was approved by the IURC at NIPSCO in November 2022 with a January 2023 start date. Columbia of Virginia received a final order in May 2023, approving the Green Path Rider and began enrolling customers in September 2023. The petitions filed by Columbia of Maryland, Columbia of Pennsylvania, and Columbia of Kentucky were rejected by the state commissions in 2023. Additionally, NIPSCO Electric has a voluntary Green Power Rider program in place that allows customers to designate a portion or all their monthly electric usage to come from power generated by renewable energy sources.

Net Zero Goal. In November 2022, we announced a goal of net zero greenhouse gas emissions by 2040 covering both Scope 1 and Scope 2 GHG emissions ("Net Zero Goal"). Our Net Zero Goal builds on greenhouse gas emission reductions achieved to-date. We plan to achieve our Net Zero Goal primarily through continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- and zero-emission energy resources and technologies, which may include hydrogen, renewable natural gas, long-duration storage, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net Zero Goal. As of the end of 2023, we had reduced Scope 1 GHG emissions by approximately 72% from 2005 levels.
Our greenhouse gas emissions projections, including achieving a Net Zero Goal, are subject to various assumptions that involve risks and uncertainties, and did not include any assumptions related to data center development and associated load growth. We remain committed to our Net Zero Goal, however, certain of our interim goals may evolve as we assess and respond to business opportunities such as data centers. Achievement of our Net Zero Goal by 2040 will require supportive regulatory and legislative policies, favorable stakeholder environments, advancement of technologies that are not currently economical to deploy, and execution of our business plan, otherwise our actual results or ability to achieve our Net Zero Goal, including by 2040, may differ materially.

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
Refer to Note 11, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of September 30, 2024 and December 31, 2023.
Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $1.7 million and $6.9 million for the three and nine months ended September 30, 2024 and $4.8 million and $12.4 million for the three and nine months ended September 30, 2023, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Other Information
Critical Accounting Estimates
A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes made as of September 30, 2024.
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
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to such risk factors other than as set forth below.

We may not be able to execute our business plan or growth strategy, including utility infrastructure investments, or business opportunities, such as data center development and related generation sources and transmission capabilities to meet potential load growth.

Operational, financial or regulatory conditions may result in our inability to execute our business plan or growth strategy, including investments related to natural gas pipeline modernization and our renewable energy projects, and the build-transfer execution goals within our business plan. Additionally, operational, financial or regulatory conditions may result in our inability to manage the development and implementation connected to the complex business opportunity associated with growing interest in data centers from customers and potential customers.

Our enterprise-wide transformation roadmap initiatives are designed to identify long-term sustainable capability enhancements, cost optimization improvements, technology investments and work process optimization, has increased the volume and pace of change and may not be effective as it continues. Our customer and regulatory initiatives may not achieve planned results. Utility infrastructure investments may not materialize, may cease to be achievable or economically viable and may not be successfully completed. Furthermore, we are evaluating the potential for data center development in our service territory, including ways to effectively manage the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, while at the same time focusing on our environmental goals. We expect that management of load growth would require new generation and transmission capabilities. Natural gas may cease to be viewed as an economically and environmentally attractive fuel. Certain environmental activist groups, investors and governmental entities continue to oppose natural gas delivery and infrastructure investments because of perceived environmental impacts associated with the natural gas supply chain and end use. Energy conservation, energy efficiency, distributed generation, energy storage, policies favoring electric heat over gas heat and other factors may reduce demand for natural gas and electricity. In addition, we consider acquisitions or dispositions of assets or businesses, JVs, and mergers from time to time as we execute on our business plan and growth strategy. As data center opportunities evolve and develop, we may also enter into arrangements and agreements with customers and potential customers that require us to invest capital related to the data center development and related generation sources and transmission capabilities before we receive any potential return. Any of these circumstances could adversely affect our business, results of operations and growth prospects. Even if our business plan, growth strategy, and/or business opportunities are executed, there is still risk of, among other things, human error in maintenance, installation or operations, shortages or delays in obtaining equipment, including as a result of transportation delays and availability, labor availability and performance below expected levels (in addition to the other risks discussed in this section). We are currently experiencing, and expect to continue to experience, supply chain challenges, including labor availability issues, impacting our ability to obtain materials for our gas and electric projects, as well as our ability to ensure timely completion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements
During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
NiSource Inc.

(3.1)	Articles of Incorporation of NiSource Inc., as amended and restated through October 21, 2024 (incorporated by reference to Exhibit 3.3 to the NiSource Inc. Form 8-K filed on October 22, 2024).

(3.2)	Bylaws of NiSource Inc., as amended and restated through October 21, 2024 (incorporated by reference to Exhibit 3.4 to the NiSource Inc. Form 8-K filed October 22, 2024).

(4.1)	Form of 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on September 09, 2024).

(4.2)
Second Supplemental Indenture, dated as of September 09, 2024, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the NiSource Form 8-K filed on September 09, 2024).

(10.1)	Amended and Restated Executive Deferred Compensation Plan, dated August 12, 2024 (filed herewith).*

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	October 30, 2024	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer (Principal Accounting Officer)