Form 10-K
period 2024-12-31
NISOURCE INC.
filed 2025-02-12
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240. 10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the registrant's common stock, par value $0.01 per share (the "Common Stock") held by non-affiliates was approximately $13,022,151,904 based upon the June 30, 2024, closing price of $28.81 on the New York Stock Exchange.

There were 469,939,639 shares of Common Stock outstanding as of February 5, 2025.
Documents Incorporated by Reference
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2025.

DEFINED TERMS

The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NIPSCO Generation	NIPSCO Generation LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Dunns Bridge I	Dunns Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center LLC
Dunns Bridge II	Dunns Bridge II Solar Generation LLC
Gibson	Gibson Solar Generation LLC
Fairbanks	Fairbanks Solar Generation LLC
Cavalry	Cavalry Solar Generation LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	BIP Blue Buyer L.L.C
BIP Blue Buyer VCOC L.L.C	BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P.
BTA	Build-transfer agreement
CCGT	Combined Cycle Gas Turbine
CCRs	Coal Combustion Residuals
CEO	Chief Executive Officer
CEP	Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CFO	Chief Financial Officer
CISA	Certified Information Systems Auditor
CISO	Chief Information Security Officer
CISSP	Certified Information Systems Security Professional
CODM	Chief Operating Decision Maker

DEFINED TERMS
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution company, including all of its Columbia Gas distribution companies and related subsidiaries
Corporate Units	Series A Corporate Units
CPCN	Certificate of Public Convenience and Necessity
CRISC	Certified in Risk and Information Systems Control
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
EPA	United States Environmental Protection Agency
EPS	Earnings per share
Equity Units	Series A Equity Units
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMCA	Federally Mandated Cost Adjustment
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GCT	Generation Cost Tracker
GHG	Greenhouse gases
GWh	Gigawatt hours
HLBV	Hypothetical Liquidation at Book Value
IIJA	Infrastructure Investment and Jobs Act
IRA	Inflation Reduction Act
IRP	Infrastructure Replacement Program
IRS	Internal Revenue Service
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LDCs	Local distribution companies
LIFO	Last-in, first-out
LIHEAP	Low Income Heating Energy Assistance Programs
Massachusetts Business	All of the assets sold to, and liabilities assumed by, Eversource pursuant to the Asset Purchase Agreement
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NERC CIP	North American Electric Reliability Corporation Critical Infrastructure Protection
NIPSCO Electric	The electric generation and transmission activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Minority Interest Transaction
A transaction between NiSource, NIPSCO Holdings II (sole owner of NIPSCO) and an affiliate of Blackstone pursuant to a purchase and sale agreement entered into on June 17, 2023, that offered equity interests in NIPSCO Holdings II in exchange for capital contributions by the parties.

DEFINED TERMS
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
•our ability to manage data center growth in our service territories;

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
•the performance and quality of third-party suppliers and service providers;
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
•the actions of activist stockholders;
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

Business
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
NiSource’s principal subsidiaries include NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia), and NIPSCO Holdings I (a holding company that owns a controlling interest in NIPSCO, a gas and electric utility). NiSource derives substantially all of its revenues and earnings from the operating results of these rate-regulated businesses.
Business Strategy
Our business strategy focuses on providing safe and reliable service through our core, rate-regulated, asset-based utilities, with the goal of adding value to all of our stakeholders. Our utilities continue to advance our core safety, infrastructure and environmental investment programs, supported by complementary regulatory and customer initiatives across the six states in which we operate. Our goal is to develop strategies that (i) support long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) drive value and enable growth in an evolving energy ecosystem. These strategies focus on improving safety and reliability, enhancing customer experience, pursuing regulatory and legislative initiatives to increase accessibility for customers currently not on our gas and electric service, ensuring customer affordability and reducing emissions while generating sustainable returns.
We remain committed to the advancement of our SMS for the safety of our customers, communities and employees. Our SMS is the established operating model within NiSource. NiSource continues to maintain its certification to the American Petroleum Institute Recommended Practice 1173, which serves as the guiding practice for our SMS. In 2024, NiSource was recognized with the ISO 55001 certification from LRQA, one of the world’s leading providers of professional engineering and technology services. Achieving this international certification for asset management systems recognizes NiSource’s commitment to safety for our people, systems and customers. These certifications are important milestones for our SMS and NiSource’s ongoing journey towards operational excellence.
NiSource has two reportable segments: Columbia Operations and NIPSCO Operations. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, consist of our centralized corporate activities and are primarily comprised of interest expense on holding company debt and unallocated corporate costs and activities. The following is a summary of the business for each reporting segment. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21, "Business Segment Information," in the Notes to Consolidated Financial Statements for additional information related to each segment.
Columbia Operations
Columbia Operations provides natural gas to approximately 2.4 million residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. We operate approximately 37,200 miles of distribution main pipeline plus the associated individual customer service lines and 330 miles of transmission main pipeline located in our service areas described above. Throughout our service areas we also have gate stations and other operations support facilities. See below for information on our owned operating facilities. There were no significant disruptions to our system or facilities during 2024.

Facility Name	Location	Type	Storage Capacity (MCF)
Blackhawk Underground Storage(1)	Beaver Falls, PA	Natural Gas	1,700,000
Eagle Cove Propane	Petersburgh, VA	Propane Gas	863
South Wales Propane	Jeffersonton, VA	Propane Gas	863
Portsmouth Propane-Air	Portsmouth, VA	Propane-Air Gas	17,300
Total Capacity			1,719,026
(1)NiSource has entered into an agreement to sell this facility, subject to approval by the Pennsylvania Public Utility Commission.

ITEM 1. BUSINESS
NISOURCE INC.
Competition. Due to open access and the deregulation of natural gas supplies, our LDC customers can purchase gas directly from producers and marketers in an open, competitive market. Certain of our subsidiaries are involved in programs that provide our residential and commercial customers the opportunity to purchase their natural gas requirements from third parties and use our subsidiaries for transportation services. As of December 31, 2024, 33.9% of our residential customers and 41.2% of our commercial customers participated in such programs.
We compete with (i) investor-owned, municipal, and cooperative electric utilities throughout our service areas, (ii) other regulated and unregulated natural gas intra and interstate pipelines and (iii) other alternate fuels, such as propane and fuel oil. We continue to be a well-positioned competitor in the energy markets in which we operate due to customer preference for natural gas.
Additionally, we are subject to seasonal fluctuations in sales. Revenues from our gas distribution operations are more significant during the heating season, which is from October through May. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Operations - Columbia Operations," for additional information.
NIPSCO Operations

NIPSCO Gas
NIPSCO Gas distributes natural gas to approximately 0.9 million customers in northern Indiana. We operate approximately 17,900 miles of distribution main pipeline plus the associated individual customer service lines and 690 miles of transmission main pipeline located in our northern Indiana service areas. Throughout northern Indiana, we also have gate stations and other operations support facilities. See below for information on our owned operating facilities. There were no significant disruptions to our system or facilities during 2024.

Facility Name	Location	Type	Storage Capacity (MCF)
Royal Center Underground Storage	Royal Center, IN	Natural Gas	7,240,000
Rolling Prairie LNG	Rolling Prairie, IN	Liquified Natural Gas	4,000,000
Total Capacities			11,240,000

Competition. Similar to the Columbia Operations segment, NIPSCO Gas also operates in an open and competitive market which allows retail customers to purchase gas directly from producers and marketers. As of December 31, 2024, 6.7% of our residential customers and 17.6% of our commercial customers participated in such programs.
We compete with (i) investor-owned, municipal, and cooperative electric utilities throughout our northern Indiana service area, (ii) other regulated and unregulated natural gas intra and interstate pipelines and (iii) other alternate fuels, such as propane and fuel oil.
Additionally, we are subject to seasonal fluctuations in sales. Revenues from our gas distribution operations are more significant during the heating season, which is from October through May. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Operations - NIPSCO Operations," for additional information.

ITEM 1. BUSINESS
NISOURCE INC.
NIPSCO Electric
We generate, transmit and distribute electricity to approximately 0.5 million customers in 20 counties in the northern part of Indiana and also engage in wholesale electric and transmission transactions. Our transmission system, has voltages from 69,000 to 765,000 volts, and consists of approximately 3,000 circuit miles. We are interconnected with eight neighboring electric utilities. We operate 66 transmission and 250 distribution substations, and own approximately 311,300 poles. We own and operate generation assets as well as source power through PPAs. We continue to transition our generation portfolio from coal-fired generation to lower-emission sources. We currently have six owned renewable generation facilities in service: Rosewater, Indiana Crossroads Wind, Indiana Crossroads Solar, Dunns Bridge I Solar, Cavalry Solar and Storage and Dunns Bridge II Solar and Storage. Cavalry Solar and Storage went into service May 2024 and Dunns Bridge II Solar and Storage went into service in January 2025. As of December 31, 2024, we have multiple PPAs that provide 600 MW of capacity, with contracts expiring between 2038 and 2040. We also operate two hydro electric generation facilities, a CCGT, and two coal generation facilities. The R.M. Schahfer coal facility is scheduled to be retired by the end of 2025 and the Michigan City coal facility is scheduled to be retired by the end of 2028. Our generating facilities had no material unplanned interruptions during 2024. See below for information on our owned generating facilities:

Facility Name	Location	Fuel Type	Generating Capacity (MW)(1)
R.M. Schahfer	Wheatfield, IN	Steam - Coal	722
Michigan City	Michigan City, IN	Steam - Coal	455
Sugar Creek(2)	West Terre Haute, IN	CCGT	578
R.M. Schahfer	Wheatfield, IN	Natural Gas	155
Oakdale	Carroll County, IN	Hydro	9
Norway	White County, IN	Hydro	7
Rosewater(3)	White County, IN	Wind	102
Indiana Crossroads Wind(3)	White County, IN	Wind	302
Dunns Bridge I(3)	Jasper County, IN	Solar	265
Indiana Crossroads Solar(3)	White County, IN	Solar	200
Cavalry Solar and Storage(4)	White County, IN	Solar and Storage	200
Dunns Bridge II(4)	Jasper County, IN	Solar and Storage	435
Total MW Capacity			3,430
(1)Represents current net generating capability of each fossil fuel and hydro generating facility. Nameplate capacity is listed for wind and solar generating facilities.
(2)Represents capacity as of December 31, 2024. Sugar Creek is expected to further increase capacity pending MISO approval in 2025.
(3)NIPSCO is the managing partner of these JVs. Refer to Note 4, "Noncontrolling Interests," in the Notes to Consolidated Financial Statements for more information.
(4)Cavalry Solar and Storage has installed battery storage capacity of 45MW over a four-hour duration. Dunns Bridge has installed battery storage capacity of 56MW over a four-hour duration.

NIPSCO's 2024 Integrated Resource Plan ("2024 Plan") was submitted to the IURC in December 2024. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO's customers and incorporated factors such as anticipated load growth from data centers and other economic development opportunities, new EPA emissions rules, and evolving MISO resource accreditation rules. The 2024 Plan maintains the retirement decisions and capacity additions identified in the 2018 and 2021 Integrated Resource Plans and calls for additional generation resources through 2029 to support capacity requirements. In addition, if significant new data center load is contracted, the 2024 Plan calls for additional gas-fired resources to support that additional capacity. Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these plans.

ITEM 1. BUSINESS
NISOURCE INC.
NIPSCO participates in the MISO transmission service and wholesale energy market. MISO is a nonprofit organization created in compliance with FERC regulations to improve the flow of electricity in the regional marketplace and to enhance electric reliability. Additionally, MISO is responsible for managing energy markets, transmission constraints and the day-ahead, real-time, Financial Transmission Rights and ancillary markets. NIPSCO has transferred functional control of its electric transmission assets to MISO, and transmission service for NIPSCO occurs under the MISO Open Access Transmission Tariff. NIPSCO generating units are dispatched by MISO which takes into account economics, reliability of the MISO system and unit availability. During the year ended December 31, 2024, NIPSCO generating units, inclusive of its owned renewable generation facilities, were dispatched to meet 55.4% of its overall system load, and the remainder of the overall system load was procured through PPAs and the MISO market.
Competition. Our NIPSCO Electric utility generally has exclusive service areas under Indiana regulations and retail electric customers in Indiana do not have the ability to choose their electric supplier. NIPSCO faces non-utility competition from other energy sources, such as self-generation by large industrial customers and other distributed energy sources.
Our NIPSCO Operations are subject to seasonal fluctuations in sales. Revenues from electric operations are more significant during the cooling season, which is primarily from June through September. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results and Discussion of Operations - NIPSCO Operations," for additional information.
Regulatory
The regulatory landscape, at both the state and federal levels, continues to evolve, impacting the operations and financial results of our operating companies. Management continually seeks new ways to be more competitive and efficient in this environment, while keeping service and affordability for customers at the forefront. We believe we are, in all material respects, in compliance with such laws and regulations and do not expect future compliance requirements to have a material impact on our capital expenditures, earnings, or competitive position. While we continue to monitor existing and pending laws and regulations, the impact of regulatory changes cannot be predicted with certainty.
Rate Case Actions. The following table describes current rate case actions as applicable in each of our jurisdictions. See "Cost Recovery and Trackers" below for further detail on trackers.

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rates Cases
Columbia of Pennsylvania(1)	None specified	$124.1	$74.0	March 15, 2024	December 2024
Columbia of Maryland(1)	None specified	$6.5	$3.9	May 12, 2023	December 2023
Columbia of Kentucky	9.75%	$23.8	$14.3	May 16, 2024	January 2025
Columbia of Virginia(2)	None specified	$40.5	$25.8	April 29, 2022	October 2022
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(3)	9.75%	$161.9	$120.9	October 25, 2023	August 2024
NIPSCO - Electric(4)	9.80%	$291.8	$261.9	September 19, 2022	August 2023
Pending Rate Cases
NIPSCO - Electric(5)	In process	$368.7	In process	September 12, 2024	September 2025
Columbia of Virginia(6)	In process	$37.2	In process	April 29, 2024	October 2024
Columbia of Maryland	In process	$10.7	In process	September 24, 2024	April 2025
(1) No approved ROE is identified for this matter since the approved revenue increase is the result of a black box settlement under which parties agree upon the amount of increase.
(2)The approved rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.70% ROE for future SAVE filings.
(3)New rates were implemented in 2 steps, with implementation of Step 1 rates effective in August 2024 and Step 2 rates to be effective no later than March 2025.
(4)New rates were implemented in 2 steps, with implementation of Step 1 rates in August 2023 and Step 2 rates effective in March 2024.
(5)On February 7, 2025, NIPSCO and certain intervening parties filed a Joint Stipulation and Settlement Agreement with the IURC reflecting an annual revenue increase of $257.0 million. New rates proposed to be implemented in 2 steps, with implementation of Step 1 rates effective no later than September 2025 and Step 2 rates to be effective no later than March 2026.
(6)Rates are effective on an as filed basis and subject to refund. Columbia of Virginia and certain intervening parties, filed a Joint Stipulation and Proposed Recommendation for settlement on December 5, 2024, for an annual revenue increase of $28.2 million, net of SAVE.

ITEM 1. BUSINESS
NISOURCE INC.
FERC. Our service company and operating companies are subject to varying degrees of regulation by the FERC. NiSource Corporate Services files a FERC Form 60 annual report with its financial information as a FERC jurisdictional centralized service company. NiSource also files an annual FERC Form 61 which contains a narrative description of the service company's functions during the prior calendar year.

As natural gas LDCs, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, Columbia of Virginia, Columbia of Kentucky and NIPSCO have limited jurisdictional certificates to transport gas in their respective service territories and into interstate commerce.

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

Regulatory Framework. The gas distribution activities of our Columbia and NIPSCO Operations have pursued non-traditional revenue sources within the evolving natural gas marketplace. These efforts include (i) gas supply cost incentive mechanisms for service to their core markets, and (ii) the sale of on-system services in the companies’ service territories. The on-system services are offered by us to customers and include products such as the transportation and balancing of gas on the gas distribution operations utility's system. The incentive mechanisms give the gas distribution operations utilities an opportunity to share in the savings created from such situations as gas purchases made below an agreed upon benchmark price and the remarketing of unused pipeline capacity to reduce overall pipeline costs.
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contribute to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our gas distribution operations utilities have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design for residential and small commercial customers that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3%. Columbia of Kentucky incorporates a weather normalization adjustment for certain customer classes and also has a fixed customer charge. NIPSCO Gas and Electric include a fixed customer charge for residential and small commercial and industrial customer classes. NIPSCO Gas has also received approval and implemented a weather normalization adjustment for certain of its customer classes.
While increased efficiency of electric appliances and improvements in home building codes and standards have similarly impacted the average use per electric customer in recent years, NIPSCO expects future growth in per customer usage as a result of increasing electric applications, such as electric vehicles. These ongoing changes in use of electricity will likely lead to development of innovative rate designs, and NIPSCO will continue efforts to design rates that increase the certainty of recovery of fixed costs.

ITEM 1. BUSINESS
NISOURCE INC.
Cost Recovery and Trackers. Comparability of our operating results is impacted by regulatory trackers that allow for the recovery in rates of certain costs. Certain approved regulatory tracker mechanisms allow for abbreviated regulatory proceedings in order for the operating companies to quickly implement revised rates and recover associated costs.
A portion of the NIPSCO Operations' and Columbia Operations' gas distribution revenue is related to the recovery of gas costs through GCA's, the review of which occurs through standard regulatory proceedings. All states in our operating area require periodic review of actual gas procurement activity to determine prudence and confirm the recovery of prudently incurred energy commodity costs supplied to customers.
A portion of the NIPSCO Operations' revenue is related to the recovery of fuel costs to generate power and the fuel costs related to purchased power. These costs are recovered through a FAC, which is updated quarterly to reflect actual costs incurred to supply electricity to customers.
Political Action
The NiSource Political Action Committee ("NiPAC") provides our employees a voice in the political process. NiPAC is a voluntary, employee driven and funded political action committee, and NiPAC makes bipartisan political contributions to local, state and federal candidates where permitted and in accordance with established guidelines. Consistent with our commitments and our approach to engagement, the NiPAC leadership committee members evaluate candidates for support on issues important to our business.
Environmental and Safety Matters
PHMSA Legislation and Regulations
To fulfill our vision of being a trusted energy provider, we follow safety practices required by regulations and we implement our Safety Management System ("SMS"). SMS serves as the framework to identify and reduce risks and ensure consistent safety processes, procedures and operations across the organization.

As directed by law in the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020, PHMSA has revised, and continues to revise, the pipeline safety regulations focused on public safety and environmental hazard mitigation. Specific areas of focus for upcoming rulemaking include leak detection and repair criteria (the "LDAR" rule) and regulations that require operators to upgrade their existing low-pressure regulating stations with enhanced safeguards and update distribution integrity management plans, emergency response plans, and operation and maintenance plans (the Safety of Gas Distribution Pipelines, or "SGDP" rule).
In May 2023, PHMSA proposed regulatory revisions under the PIPES Act of 2020 to minimize methane emissions and improve public safety. Under the proposed revisions, our subsidiaries would be required to detect and repair an increased number of gas leaks, reduce the time to repair leaks, increase leak survey, and expand our existing advanced leak detection program. In January 2025, PHMSA submitted a final LDAR rule to the Federal Register and is currently suspended.
In September 2023, PHMSA proposed additional regulatory revisions under the PIPES Act of 2020 to enhance distribution system safety through equipment and procedural expectations in the form of the SGDP rule. Operators will be required to incorporate additional protections for low pressure distribution systems that prevent over-pressurization, amend construction procedures designed to minimize the risk of incidents caused by system over-pressurization, and update distribution integrity management programs to cover and prepare for over-pressurization incidents. PHMSA did not progress the SGDP rulemaking in 2024.
We continue to evaluate and monitor PHMSA legislation and regulations but cannot predict the impact of changing pipeline safety regulations on our business at this time.
Climate Change Issues
Physical Climate Risks. Increased frequency of severe and extreme weather events associated with climate change could materially impact our facilities, energy sales, and results of operations. We are unable to predict these events. However, we perform assessments of physical risk, including physical climate risk, to our business. More extreme and volatile temperatures, increased storm intensity and flooding, and more volatile precipitation leading to changes in lake and river levels are among the weather events that are most likely to impact our business. Efforts to mitigate these physical risks continue to be implemented.

ITEM 1. BUSINESS
NISOURCE INC.
Transition Climate Risks and Opportunities. We actively engage with and monitor the impact that proposed legislative and regulatory programs related to GHG emissions would have on our business. Refer to Item 1A. Risk Factors, "Operational Risks," of this Annual Report on Form 10-K for further detail.
Regarding federal policies, we continue to monitor the status of climate change-related legislation and regulation, including the IIJA, IRA, and EPA's Waste Emissions Charge for Petroleum and Natural Gas systems. We have identified and pursued potential opportunities associated with the IIJA and the IRA that align with our strategy. These opportunities include tax incentives for renewable generation and storage projects, tax credit transferability and grant funding for grid resiliency, hydrogen hubs and leak detection. The new federal administration has signaled through executive actions a desire to roll-back several climate-related policies including funding for IIJA and IRA programs. We continue to evaluate and monitor how these changes will impact our business.
In May 2024, the EPA published final greenhouse gas standards and guidelines for fossil fuel-fired power plants. The rules are not expected to impact NIPSCO’s existing electric generation, but, depending on the outcome of ongoing litigation and potential future changes to the rules, may impose certain operational limitations on other existing and new electric generation. Through the 2024 NIPSCO IRP process, we assessed that cost to electric customers would be approximately $675 million greater due to these rules.

We also continue to monitor evolving state policies related to GHG emissions. The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment ("MDE") adopted a plan to achieve its 2031 goal and is required to adopt a plan for their 2045 net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction. In December 2024, the Maryland Department of the Environment issued updated final Building Energy Performance Standards, which would require net zero direct greenhouse gas emissions from large buildings by 2040 with interim targets, or payments of an alternative compliance fee. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, new technologies and emissions offsets. Under an executive order, Maryland is also developing a Clean Heat Standard and a Zero-Emission Heating Equipment Standard that are intended to transition gas appliances to electric heat pumps. Separately, the PSC has also initiated a proceeding related to Near-Term, Priority Actions and Comprehensive, Long-Term Planning for Maryland's Gas Companies. Columbia of Maryland cannot predict the final impact of these policies on our business at this time.
Net Zero Goal. In November 2022, we announced a goal of net zero greenhouse gas emissions by 2040, covering both Scope 1 and Scope 2 GHG emissions ("Net Zero Goal"). Our Net Zero Goal builds on greenhouse gas emission reductions achieved to-date. We plan to achieve our Net Zero Goal primarily through the continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- or zero-emission energy resources and technologies, which may include hydrogen, renewable natural gas, long-duration storage, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net Zero Goal. As of the end of 2023, we had reduced Scope 1 GHG emissions by approximately 72% from 2005 levels.
Our greenhouse gas emissions projections, including achieving a Net Zero Goal, are subject to various assumptions that involve risks and uncertainties, and did not include any assumptions related to data center development and associated load growth. We remain committed to our Net Zero Goal, however, certain of our interim goals may evolve as we assess and respond to business opportunities such as data centers. Achievement of our Net Zero Goal by 2040 will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economically or technologically feasible to deploy at scale, as well as execution of our business plan. Otherwise, our actual results or ability to achieve our Net Zero Goal, including by 2040, may differ materially.
As discussed in Management's Discussion within "Results and Discussion of Operations - NIPSCO Operations," NIPSCO continues to execute its electric generation transition consistent with the preferred pathways identified in its 2018, 2021 and 2024 Integrated Resource Plans. Additionally, as discussed in Management's Discussion within "Executive Summary - Energy Transition" and "Liquidity and Capital Resources - Regulatory Capital Programs," our natural gas distribution companies are lowering methane emissions by replacing aging infrastructure, which also increases safety and reliability for customers and communities.

ITEM 1. BUSINESS
NISOURCE INC.
Human Capital
Human Capital Management Governance and Organizational Practices. The Compensation and Human Capital Committee ("C&HC Committee") of our Board of Directors (the "Board") is primarily responsible for assisting the Board in overseeing our human capital management practices. The C&HC Committee reviews our human capital management function and programs. The review of related procedures, programs, policies and practices allows the committee to make recommendations to management with respect to equal employment opportunity, employee engagement, organizational health, and talent management.

Human Capital Goals and Objectives. We have aligned our human capital goals to achieve overall company strategic and operational objectives by driving an enhanced talent strategy, elevating support for front-line leaders, fostering a culture of rigor and accountability, and strengthening our human resource function. We aspire to be an employer of choice, in part, through embedding inclusion throughout the enterprise and creating an enviable employee experience.

Workforce Composition. As of December 31, 2024, we had 7,687 full-time and 59 part-time active employees (i.e., not interns, not on leave or disability). Of our total workforce, 32% were subject to collective bargaining agreements with various labor unions. These collective bargaining agreements were renegotiated in 2021 and 2023 and expire in 2026 and 2027, respectively.

We foster an enviable work environment where all employees are energized. In efforts to become an employer of choice, we have developed sourcing strategies to attract and retain the most qualified talent. Our executive leadership team is characterized by a diverse composition, with 75% representation from both people of color ("POC") and females. We have increased our overall population of females and POC in 2024.

In 2024, our Diversity of Slate process supported our talent acquisition team filling 1,565 roles with 831 external candidates. These external hires included 34% being filled with POC and 40% being filled with female candidates. These sourcing efforts led our organization across all businesses to make progress toward a workforce composition that embraces different perspectives.

Our employee resource groups (ERGs) serve to create a culture of inclusion through their engagement of all employees throughout the year. We continue to develop ERG leaders to equip employees with the necessary tools to further support our efforts for advancement and strengthen our inclusive workplace. A key area for us has been our implementation and development of programs to drive higher retention and engagement of our employees, focusing on inclusive leadership training for Directors and Managers in the organization. Our commitment is grounded in the core belief that our purpose extends far beyond our primary role as a utility company.

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

Talent Attraction. To recruit and hire individuals with a variety of skills, talents, backgrounds and experiences, we value and cultivate relationships with community and diversity outreach partners. We also target job fairs, including those focused on people of color, veteran, and female candidates while also partnering with local colleges and universities to identify and recruit qualified applicants.

Similar to other companies, we have focused on creating a flexible, agile model for roles that can be performed in a more remote setting. Our hybrid model recognizes differing ways of working; onsite, hybrid and remote. Most of our workforce is onsite and our hybrid and remote roles provide different avenues of working and seeking talent across our footprint. Hybrid employees work in a NiSource facility at least twice a week. This in-office presence supports colleague connection, development, in-person mentoring, and broader team building.
Talent Development and Retention. We offer leadership development programs to enhance the behaviors and skills of our existing and future leaders. In 2024, we had participation from employees of all levels. We also offer extensive technical and non-technical employee development training programs.

ITEM 1. BUSINESS
NISOURCE INC.
We strive to provide promotion and advancement opportunities for employees. In 2024, for all leadership positions at the supervisor and above level posted externally, we filled 64% with internal employees. We also develop and implement targeted development action plans to increase succession candidate readiness for leadership roles. Additionally, we monitor the risk and potential impact of talent loss and take action to increase retention of top talent. Retention in 2024 was 93%. We calculate retention as 100 minus the total number of separations divided by the average headcount for the annual period. These separations break down into involuntary separations (2%), resignations (3%), and retirements (2%).
Succession Planning. We perform succession planning annually for officer level positions to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Talent is identified, and potential paths of development are discussed, to ensure that employees have an opportunity to build their skills to be well-prepared for future roles. We maintain formal succession plans for our CEO and key officers. The succession plan for our CEO is reviewed by the Environmental, Social, Nominating and Governance Committee and the succession plans for key officers (other than the CEO) and critical roles are reviewed by the Compensation and Human Capital Committee annually or more frequently as needed.
Employee and Workplace Health and Safety. We have several programs to support employees, and their families’ well-being. These programs include competitive medical, dental, vision, life and long-term disability programs, including employee health savings account company contributions, telemedicine services, Employee Assistance Program, Integrated Health Management navigation services, and paid time off including wellness, sick/disability, parental leave, and illness in family days.
We also have a robust program to support employees, contractors and public safety, which is led by our Chief Safety Officer and is under the oversight of the Safety, Operations, Regulatory and Policy Committee of our Board.
Culture and Engagement. Our culture is another important aspect of our ability to advance our strategic and operational objectives. In addition to recruiting, development and retention programs described above, we also invest in internal communications programs, including in-person and virtual learning and networking opportunities, as well as regular town hall communications to employees. We measure and monitor organizational health and employee engagement through various channels including employee lifecycle, pulse, and census surveys.
To instill and reinforce our values and culture, we require our employees to participate in regular training on ethics and compliance topics each year, including raising concerns, treating others with respect, preventing discrimination in the workplace, anti-bribery and corruption, data protection, unconscious biases, harassment, conflicts of interest, and how to use the anonymous ethics and compliance hotline. All employees receive training on our Code of Business Conduct annually or more frequently if there is a material change in content. Because of this training and other programs, we have learned from our most recent employee survey that our employees know what ethical violations look like and how to report them. Our Code of Business Conduct is designed to ensure that our employees adhere to legal and regulatory requirements, mitigate risks, and promote ethical behavior. Our ethics program is led by leadership tone at the top, policies and procedures, regular training and communication, monitoring and auditing, and a system for reporting and addressing violations. Our business ethics program, including the employee training program, is reviewed annually by our executive leadership team and the Audit Committee of our Board of Directors.

Our Compensation and Human Capital Committee reviews reports from our Chief Human Resources Officer on employee engagement and corporate culture. Our Board reviews results and action plans related to our enterprise-wide comprehensive employee engagement survey. Our executive leadership team, including our CEO, communicates directly and regularly with all employees on timely ethics topics through electronic messages, coffee chats, and all-employee town hall meetings. These communications emphasize the importance of our values and culture in the workplace.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
NISOURCE INC.
The following is a list of our Executive Officers, including their names, ages, offices held and other recent business experience.

Name	Age	Office(s) Held in Past 5 Years
Lloyd M. Yates	64	President and Chief Executive Officer of NiSource since February 2022 and Director since March 2020
		Executive Vice President, Customer and Delivery Operations, and President, Carolinas Region, of Duke Energy Corporation from 2014 to 2019
Shawn Anderson	43	Executive Vice President and Chief Financial Officer of NiSource since March 2023
		Senior Vice President and Chief Strategy and Risk Officer from June 2020 to March 2023
		Vice President, Strategy and Chief Risk Officer from January 2019 to May 2020
Melody Birmingham	53	Executive Vice President, and President, NiSource Utilities of NiSource since March 2023
		Executive Vice President, Chief Innovation Officer of NiSource from July 2022 to March 2023
		Senior Vice President and Chief Administrator Officer of Duke Energy Corporation from May 2021 to June 2022
		Senior Vice President, Supply Chain and Chief Procurement Officer of Duke Energy Indiana from 2018 to April 2021
William Jefferson, Jr	63	Executive Vice President, Chief Operating and Safety Officer of NiSource since May 2024
		Executive Vice President, Operations and Chief Safety Officer of NiSource from July 2022 to May 2024
		Station Director at STPNOC, Wadsworth, Texas, from 2020 to May 2022 and Vice President in 2022
Michael S. Luhrs	52	Executive Vice President, Strategy and Risk and Chief Commercial Officer of NiSource since March 2023
		Senior Vice President at Alliant Energy from 2022 to March 2023
		Vice President at Duke Energy Corporation from 2013 to 2022
Kimberly S. Cuccia	41	Senior Vice President, General Counsel and Corporate Secretary of NiSource since April 2022
		Vice President, Interim General Counsel and Corporate Secretary of NiSource from December 2021 to April 2022
		Vice President and Deputy General Counsel, Regulatory, of NiSource Corporate Services Company, from January 2021 to December 2021
		Vice President and General Counsel of Columbia Gas of Massachusetts and of NiSource Corporate Services Company, from 2019 to 2020
Melanie B. Berman	54	Chief Human Resources Officer and Senior Vice President, Administration of NiSource since May 2024
		Senior Vice President and Chief Human Resources Officer of NiSource from June 2021 to May 2024
		Executive Vice President and Chief Human Resources Officer of The Michaels Companies, Inc. from 2020 to 2021
Gunnar J. Gode	50	Vice President, Chief Accounting Officer and Controller of NiSource since July 2020
		Vice President and Controller of Washington Gas from March 2019 to 2020

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
Operational, financial or regulatory conditions may result in our inability to execute our business plan or growth strategy, including investments related to natural gas and electric distribution and transmission infrastructure investments and our electric generation projects. Additionally, operational, financial or regulatory conditions may result in our inability to manage the development and implementation connected to the complex business opportunity associated with growing interest in data centers from existing and potential customers.

Our enterprise-wide transformation roadmap initiatives identify and enable long-term sustainable capability enhancements, cost optimization improvements, technology investments and work process optimization, and these initiatives have increased the volume and pace of change and may not be effective as it continues. Our customer and regulatory initiatives may not achieve planned results. Utility infrastructure investments may not materialize, may cease to be achievable or economically viable and may not be successfully completed. Furthermore, we are evaluating the potential for data center development in our service territories, including ways to effectively manage the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, while at the same time focusing on our environmental goals. We expect that management of load growth would require new generation and transmission capabilities. Natural gas may cease to be viewed as an economically and environmentally attractive fuel. Certain environmental activist groups, investors and governmental entities continue to oppose natural gas delivery and infrastructure investments because of perceived environmental impacts associated with the natural gas supply chain and end use. Energy conservation, energy efficiency, distributed generation, energy storage, policies favoring electric heat over gas heat and other factors may reduce demand for natural gas and electricity. In addition, we consider acquisitions or dispositions of assets or businesses, JVs, and mergers from time to time as we execute on our business plan and growth strategy. As data center opportunities evolve and develop, we may also enter into arrangements and agreements with customers and potential customers that require us to invest capital related to the data center development and related generation sources and transmission capabilities before we receive any potential return. Any of these circumstances could adversely affect our business, results of operations and growth prospects. Even if our business plan, growth strategy, and/or business opportunities are executed, there is still risk of, among other things, human error in maintenance, installation or operations, shortages or delays in obtaining equipment, including as a result of transportation delays and availability, labor availability and performance below expected levels (in addition to the other risks discussed in this section). We are currently experiencing, and expect to continue to experience, supply chain challenges, including labor availability issues, impacting our ability to obtain materials for our gas and electric projects, as well as our ability to ensure timely completion.

Data center growth in our service territories, including a focus on northern Indiana, while providing growth opportunities that enhance our business strategy, provide significant financial, operational, and regulatory risks that must be effectively managed.
As we evaluate business opportunities presented by the data center development in our territories, including a focus on northern Indiana, we face a variety of challenges including accurately predicting future power needs of data centers due to rapidly changing technology and market dynamics, managing the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, financing the capital investment needed to build and maintain the necessary infrastructure to support data center development, managing the possible environmental impact of the potential increased power demand while remaining focused on our Net Zero Goal, and evaluating and complying with evolving regulations related to data center development. As we evaluate the potential for data center development in our service territories, we must effectively manage these financial, operational and regulatory risks.

Our distribution, transmission and generation activities involve a variety of inherent hazards and operating risks, including potential public safety risks.
Our gas distribution and transmission, electric generation, transmission and distribution activities, involve a variety of inherent hazards and operating risks, including, but not limited to, gas leaks and over-pressurization, downed power lines, stray electrical voltage, excavation or vehicular damage to our infrastructure, outages, environmental spills, mechanical problems, damage from weather events, and other incidents, which could cause substantial financial losses. These hazards and risks have resulted and may result in serious injury or loss of life to employees and/or the general public, significant damage to property,

ITEM 1A. RISK FACTORS
NISOURCE INC.
environmental pollution, impairment of our operations, adverse regulatory rulings and reputational harm, which in turn could lead to substantial business and financial losses. The location of pipeline facilities, including regulator stations, liquefied natural gas and underground storage, or generation, transmission, substation and distribution facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from such incidents. Hazardous incidents have subjected and may subject us to both civil and criminal litigation or administrative or other legal proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, be resolved on unfavorable terms, and require us to incur significant operational expenses. The occurrence of incidents has in certain instances adversely affected and could in the future adversely affect our reputation, cash flows, financial position and/or results of operations. We maintain insurance against some, but not all, of these risks and losses.

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
A key element of our electric business model includes generating power at central station power plants and transmitting that power to customers to achieve economies of scale and produce power at a competitive cost. We continue to transition our generation portfolio in order to implement new and diverse technologies including renewable energy, distributed generation, energy storage, and implement energy efficiency programs for customers. Advances in technology and potential competition supported by changes in laws or regulations could reduce the cost of electric generation and provide retail alternatives causing power sales to decline and the value of our generating, transmission and distribution facilities to decline.

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

ITEM 1A. RISK FACTORS
NISOURCE INC.

Aging infrastructure may lead to disruptions in operations and increased capital expenditures and maintenance costs.
We have risks associated with aging electric and gas infrastructure. These risks can be driven by threats such as, but not limited to, electrical faults, mechanical failure, internal corrosion, external corrosion, ground movement and stress corrosion and/or cracking. The age of these assets may result in a need for replacement, a higher level of maintenance costs or unscheduled outages, despite efforts by us to properly maintain or upgrade these assets through inspection, scheduled maintenance and capital investment. In addition, the nature of the information available on aging infrastructure assets, which in some cases is incomplete, may make the operation of the infrastructure, inspections, maintenance, upgrading and replacement of the assets particularly challenging. Missing or incorrect infrastructure data may lead to (1) difficulty properly locating facilities, which can result in excavator damage and operational or emergency response issues, (2) configuration and control risks associated with the modification of system operating pressures in connection with turning off or turning on service to customers, which can result in unintended outages or operating pressures and (3) other potential risks related to missing or incorrect infrastructure data. Also, additional maintenance and inspections are required in some instances to improve infrastructure information and records and address emerging regulatory or risk management requirements, resulting in increased costs.

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
We intend to retire the remaining two coal units at R.M. Schahfer Generating Station by the end of 2025, two natural gas-fired peaking units at R.M. Schahfer Generating Station by the end of 2027, and the coal unit at Michigan City Generating Station by the end of 2028. These units are being replaced with a diverse, flexible, and scalable mix of incremental resources, including short-term contracted capacity resources, expanded demand side management programs, wind, solar, battery energy storage, and new natural gas peaking resources. Macro supply chain issues and U.S. federal policy actions could create uncertainty around the availability of key input materials necessary to develop and place our electric generation projects in service.

We expect renewable generation, battery energy storage and natural gas generation to be the primary ways in which we will meet our electric generation capacity and reliability obligations to the MISO market and reliably serve our customers when we retire our coal generation capacity. Any delays in the completion of such projects could create significant risks for us to reliably meet our capacity and energy obligations to MISO and to provide reliable and affordable energy to our customers. Delays to the

ITEM 1A. RISK FACTORS
NISOURCE INC.
completion dates of our projects could also include delays in the financial return of certain investments and impact the overall timing of our electric generation transition.

Our electric generation strategy may require additional investment to meet our MISO obligations and may require significant future capital expenditures, operating costs and charges to earnings that may negatively impact our financial position, financial results and cash flows. An inability to secure and deliver on electric generation projects has negatively impacted, and could in the future negatively impact, our generation transition timeline and could negatively impact our achievement of decarbonization goals and reputation.

Our capital projects and programs subject us to construction and supply risks, and are subject to regulatory oversight, including requirements for permits, approvals and certificates from various governmental agencies.
Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas transmission and distribution infrastructure, natural gas storage and other projects, including projects for environmental compliance. As we undertake these projects and programs, we may be unable to complete them on schedule or at the anticipated costs. Additionally, we may construct or purchase some of these projects and programs to capture anticipated future growth, which may not materialize, and may cause the construction to occur over an extended period of time.

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
Energy sales are sensitive to variations in weather. Forecasts of energy sales are based on “normal” weather, which represents a long-term historical average. Significant variations from normal weather resulting from climate change or other factors could have, and have had, a material impact on energy sales. Additionally, residential usage, and to some degree commercial usage, is sensitive to fluctuations in commodity costs for gas and electricity (which volatility is described in more detail in the below risk factor), whereby usage declines with increased costs which could affect our financial results. Rising gas costs could heighten regulator and stakeholder sensitivity relative to the impact of base rate increases on customer affordability. Lastly, residential and commercial customers’ usage is sensitive to economic conditions and factors such as recession, inflation, unemployment, demand and consumer confidence. Therefore, prevailing economic conditions affecting the demand of our customers may in turn affect our financial results.

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

Failure to attract, retain, or re-skill qualified employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, could result in a loss of momentum, loss of high-level employees to our peers and could materially adversely affect our business, results of operations, cash flow and financial condition. If we are unable to successfully attract and retain an appropriately qualified workforce and maintain satisfactory labor relations, safety, service reliability, and customer satisfaction, our results of operations could be adversely affected.

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

ITEM 1A. RISK FACTORS
NISOURCE INC.
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
Utilities rely on extensive networks of business partners and suppliers to support critical enterprise capabilities across their organizations. Like other companies in the utilities industry, we outsource certain services to third parties in areas including construction services, information technology, materials, fleet, environmental, operational services, corporate and other areas. We have seen, and may see in the future, slowing deliveries from suppliers and in some cases materials and labor shortages. In addition to delays and unavailability, at times, outsourcing of services to third parties could expose us to inferior service quality or substandard deliverables, which may result in non-compliance (including with applicable legal requirements and industry standards), interruption of service, accidents, or reputational harm, which could negatively impact our business, financial condition and results of operations. The nature of indirect supply chain, including a potential lack of control or certain visibility into sourcing by vendors, may also impact our ability to serve customers in a safe, reliable and cost-effective manner. These risks include the risk of operational failure, reputation damage, disruption due to new supply chain disruptions, exposure to significant commercial losses and fines and poorly positioned and distressed suppliers. If we continue to see delayed deliveries and shortages or if any other difficulties in the operations of these third-party suppliers and service providers, including their systems, were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers, or employees.

A cyber-attack or security breach on any of our or certain third-party technology systems, including but not limited to information systems, infrastructure, software and hardware, upon which we rely may adversely affect our ability to operate, could lead to a loss or misuse of confidential and proprietary information, or potential liability.
We are reliant on technology to run our business, which is dependent upon technology systems to process critical information necessary to conduct various elements of our business, including the generation, transmission and distribution of electricity; operation of our gas pipeline facilities; and the recording and reporting of commercial and financial transactions to regulators, investors and other stakeholders. In addition to general information and cybersecurity risks that all large corporations face (e.g., ransomware, malware, unauthorized access attempts, phishing attacks, malicious intent by insiders, third-party software vulnerabilities and inadvertent disclosure of sensitive information), the utility industry faces evolving and increasingly complex cybersecurity risks associated with protecting electric grid and natural gas infrastructure as well as sensitive and confidential customer and employee information. Deployment of new business technologies, along with maintaining legacy technology, represents a large-scale opportunity for attacks on our information systems and confidential customer and employee information, as well as on the integrity of the electric grid and the natural gas infrastructure. Increasing large-scale corporate cyber-attacks in conjunction with more sophisticated threats continue to challenge utility companies. Additionally, international conflicts, as well as increased surveillance activity from global threat actors, has increased the likelihood of a cyber-attack or security breach on critical infrastructure systems.

ITEM 1A. RISK FACTORS
NISOURCE INC.

Additionally, our information systems experience ongoing, often sophisticated, cyber-attacks or security breaches by a variety of sources, including foreign sources, with the apparent aim to breach our cyber-defenses. While we have implemented and maintain a cybersecurity program designed to protect our information technology, operational technology, and data systems from such cyber-attacks or security breaches, our cybersecurity program does not prevent all breaches, cyber-attack or security breach incidents. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. We have experienced, and expect to continue to experience, cybersecurity intrusions and attacks or security breaches to our information systems. To our knowledge, none of these intrusions or attacks have resulted in a material cybersecurity intrusion or data breach. The risk of a disruption or breach of our operational technology, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted cyber-attacks or security breaches have advanced in sophistication and number around the world. Technological complexities combined with advanced cyber-attack or security breach techniques, lack of cybersecurity hygiene and human error can result in a cybersecurity incident, such as a ransomware attack. Supplier non-compliance with cybersecurity controls can also result in a cybersecurity incident. We are aware of vendor cybersecurity incidents that have impacted our business, although no such events have had a material impact. Cyber-attacks or security breaches can occur at any point in the supply chain or with any suppliers, and future supplier non-compliance with cybersecurity controls could result in material cybersecurity incidents. In addition, we use unmanned aircraft systems (UAS) or drones in our business operations. UASs are also being used for malicious activities and the cybersecurity risk in connection with operating UASs is increasing.

In addition, we collect and retain personally identifiable information of our customers and employees. Customers and employees expect that we will adequately protect their personal information.

A cybersecurity breach of our information systems or operational technology, or a cybersecurity breach of the information systems of our customers, suppliers or others with whom we do business, could, among other things, (i) adversely impact our ability to safely and reliably deliver electricity and natural gas to our customers through our generation, transmission and distribution systems and potentially negatively impact our compliance with certain mandatory reliability and gas flow standards, (ii) subject us to reputational and other harm or liabilities associated with theft or inappropriate release of certain types of information such as system operating information or information, personal or otherwise, relating to our customers or employees, (iii) impact our ability to manage our businesses, and/or (iv) subject us to legal and regulatory proceedings and claims from third parties, in addition to remediation costs, any of which, in turn, could have a material adverse effect on our businesses, cash flows, financial condition and/or results of operations. Although we do maintain cybersecurity insurance, it is possible that such insurance will not adequately cover any losses or liabilities we may incur as a result of a cybersecurity incident.

Compliance with and changes in cybersecurity requirements have a cost and operational impact on our business, and failure to comply with such laws and regulations could adversely impact our reputation, results of operations, financial condition and/or cash flows.
The legal and regulatory environment surrounding cybersecurity and privacy is increasingly demanding. As cyber-attacks or security breaches are becoming more sophisticated, critical infrastructure assets, including pipelines and electric infrastructure, may be specifically targeted. In 2021, the TSA announced two new cybersecurity directives in response to a ransomware attack on the Colonial Pipeline that occurred earlier in the year. These directives, including updates or amendments to such TSA directives, require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. In November 2024, the TSA issued a Notice of Proposed Rulemaking (NPRM) that would mandate cyber risk management and reporting requirements for the pipeline industry. Such directives or additional legal requirements may require expenditure of significant additional resources to respond to cyber-attacks or security breaches, to continue to modify or enhance protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Increased costs and the operational impacts of compliance and changes in cybersecurity requirements, including any failure to comply with government regulations or any failure in our cybersecurity protective measures may result in enforcement actions, all of which may have a material adverse effect on our business, results of operations and financial condition. In addition, there is no certainty that costs incurred related to securing against threats will be recovered through rates.

The impacts of natural disasters, acts of terrorism, acts of war, civil unrest, accidents, public health emergencies or other catastrophic events may disrupt operations and reduce the ability to service customers.
A disruption or failure of natural gas distribution systems, or within electric generation, transmission or distribution systems, in the event of a hurricane, tornado, wildfire, flood, or other major weather event, or terrorist attack, acts of war, international

ITEM 1A. RISK FACTORS
NISOURCE INC.
military invasions, including the political and economic disruption and uncertainty related to such terrorist attack, acts of war, or international military invasions, civil unrest, accident, public health emergency (e.g. pandemic), or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. We have experienced disruptions in the past from tornadoes, hurricanes and remnants of hurricanes and other events of this nature. Also, companies in our industry face a heightened risk of exposure to and have experienced acts of terrorism and vandalism. Our electric and gas physical infrastructure may be targets of physical security threats or terrorist activities that could disrupt our operations. We have increased security given the current environment and may be required by regulators or by the future threat environment to make investments in security that we cannot currently predict. In addition, the supply chain constraints that we are experiencing could impact our ability to timely restore services. The occurrence of such events could materially adversely affect our business, financial position and results of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. As a result, the amount and scope of insurance coverage maintained against losses resulting from any such event may not be sufficient to cover such losses or otherwise adequately compensate for any business disruptions that could result.

We are exposed to significant reputational risks, which make us vulnerable to a loss of cost recovery, increased litigation and negative public perception.
As a utility company, we are subject to adverse publicity focused on the actual or perceived reliability or affordability of our services, the speed with which we are able to respond effectively to electric outages, natural gas leaks or events and related accidents and similar interruptions caused by storm damage, physical or cybersecurity incidents, or other unanticipated events, as well as our own or third parties’ actions or failure to act. We are subject to prevailing labor markets and potential high attrition, which may impact the speed of our customer service response. We are also facing supply chain challenges, the impacts of which may adversely impact our reputation in several areas as described elsewhere in these risk factors. We are also subject to adverse publicity related to actual or perceived environmental practices or impacts, including our ability to meet the challenges posed by climate change and achieve our carbon emission reduction goals, as well as negative opinions regarding the appropriateness of such goals. If customers, legislators or regulators have or develop a negative opinion of us, this could result in less favorable legislative and regulatory outcomes or increased regulatory oversight, increased litigation and negative public perception. The foregoing may have adverse effects on our business, results of operations, cash flow and financial condition.

The physical impacts of climate change and the transition to a lower carbon future are impacting our business and could materially adversely affect our results of operations.
Climate change is exacerbating risks to our physical infrastructure by increasing the frequency of extreme weather, including temperature stresses to our electric and gas systems and equipment and storms and floods that damage infrastructure. In addition, climate change is likely to cause lake and river level changes that affect the manner in which services are currently provided and droughts or other limits on water used to supply services, and other extreme weather conditions. We have adapted and will continue to evolve our infrastructure and operations to meet current and future needs of our stakeholders. With higher frequency of these and other possible extreme weather events it may become more costly for us to safely and reliably deliver certain products and services to our customers. Further, as our generation profile increases geographically, it is potentially more vulnerable to certain weather hazards than centralized generation, thereby increasing the frequency of weather impacts to overall electric reliability. Some of these costs may not be recovered. To the extent that we are unable to recover those costs, or if higher rates arising from recovery of such costs result in reduced demand for services, our future financial results may be adversely impacted. Further, as the intensity and frequency of significant weather events increases, insurers may reprice or remove themselves from insuring risks for which the company has historically maintained insurance, resulting in increased cost or risk to us.

Our strategy may be impacted by policy and legal, technology, market and reputational risks and opportunities that are associated with the transition to a lower-carbon economy, as disclosed in other risk factors in this section. As a result of increased awareness regarding climate change, coupled with economic considerations, availability of alternative energy sources, including private solar, microturbines, fuel cells, energy-efficient buildings and energy storage devices, and regulations restricting, or imposing fees on, emissions, some consumers and companies may use less energy, meet their own energy needs through alternative energy sources or avoid expansions of their facilities, including natural gas facilities, which may result in less demand for our services. As these technologies become a more cost-competitive option, whether through cost effectiveness or government incentives and subsidies, certain customers may choose to meet their own energy needs and subsequently decrease usage of our systems and services, which may result in, among other things, our facilities becoming less competitive and economical. Further, evolving investor sentiment related to the use of fossil fuels and initiatives to restrict continued production of fossil fuels could result in a significant impact on our electric generation and natural gas businesses in the future.

ITEM 1A. RISK FACTORS
NISOURCE INC.
We are unable to forecast the future of commodity markets. Some of our generation is dependent on natural gas and coal, and we pass through the costs for these energy sources to our customers. In addition, in our gas distribution business, we procure natural gas on behalf of certain customers, and we pass through the actual cost of the gas consumed. Diminished investor interest in funding fossil fuel development could reduce the amount of exploration and production of natural gas or coal, or investment in gas transmission pipelines. Reduced production and transportation of natural gas could, in the long-term, lead to supply shortages leading to baseload generation outages. Given that we pass through commodity costs to customers, this could also create the potential for regulatory questions resulting from increased customer costs, reduced fossil fuel investment, due to evolving investor sentiment, could lead to higher commodity prices and shortages impacting our generation and our reputation with regulators. Conversely, demand for our services may increase as a result of customer changes in response to climate change. For example, as the utilization of electric vehicles increases, demand for electricity may increase, resulting in increased usage of our systems and services.

Any negative views with respect to our environmental practices or our ability to meet the challenges posed by climate change from regulators, customers, investors or legislators could not only harm our reputation, but could adversely affect the perceived value of our products and services. Changes in policy to combat climate change, and technology advancement, each of which can also accelerate the implications of a transition to a lower carbon economy, may materially adversely impact our business, financial position, results of operations, and cash flows. For example, Maryland is considering policies related to the planning, practices, and future operations of natural gas suppliers in its state which could impact our business in the future.

We are subject to operational and financial risks and liabilities associated with the implementation and efforts to achieve our carbon emission reduction goals.
In November 2022, we announced our goal of reaching net zero Scope 1 and 2 greenhouse gas emissions by 2040 (the “Net Zero Goal”). Achieving the Net Zero Goal will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economically or technologically feasible to deploy at scale, of which, the impacts and costs are not currently fully understood. NIPSCO’s electric generation transition, which is outlined in the 2024 Plan, is a key element of the Net Zero Goal. Our analysis and plan for execution requires us to make a number of assumptions. These goals and underlying assumptions involve risks and uncertainties and are not guarantees. Should one or more of our underlying assumptions prove incorrect, our actual results and ability to achieve our emissions goal could differ materially from our expectations. Certain of the assumptions that could impact our ability to meet our emissions goal include, but are not limited to: the accuracy of current emission measurements, the ability to complete and implement generation alternatives to NIPSCO’s coal generation and retire NIPSCO’s coal facilities; the ability to implement our modernization plans for our natural gas pipelines and facilities, including construction of new pipelines and facilities; customer demand and capacity needs remaining in line with current expectations, including impacts from energy efficiency and technological innovation and adoption of alternative energy sources; the ability to effectively manage business opportunities from data center development; the ability to manage costs and supply chain risks associated with construction of electric and natural gas assets; technological innovation and costs of energy generation technologies such as wind, solar, thermal and energy storage, and of carbon abatement technologies such carbon capture solutions; regulatory approval; impacts of potential future environmental regulations or legislation, including potential GHG pricing regimes such as a carbon tax or methane fee; price, availability and regulation of carbon offsets; and price of natural gas and alternative fuels such as hydrogen. Any negative opinions with respect to these goals or our environmental practices, including our ability to meet the challenges posed by climate change and our ability to achieve our carbon emission reduction goals, or a scaling back of these goals, formed by regulators, customers, investors or legislators could harm our reputation and have an adverse effect on our financial condition.
FINANCIAL, ECONOMIC AND MARKET RISKS
We have substantial indebtedness which could adversely affect our financial condition.
Our business is capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. We had total consolidated indebtedness of $13,960.3 million outstanding as of December 31, 2024. Our substantial indebtedness could have important consequences. For example, it could:
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

ITEM 1A. RISK FACTORS
NISOURCE INC.
•increase vulnerability to general adverse economic and industry conditions; and
•limit our ability to execute on our growth strategy, which is dependent upon access to capital to fund our substantial infrastructure investment program.

Some of our debt obligations contain financial covenants related to debt-to-capital ratios and cross-default provisions. Our failure to comply with any of these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of outstanding debt obligations. Additionally, non-compliance with debt covenants could adversely affect our ability to obtain future borrowings and as a result materially adversely affect our business, financial condition, results of operations, and liquidity.

A drop in our credit ratings could adversely impact our cash flows, results of operation, financial condition and liquidity.
The availability and cost of credit for our businesses may be greatly affected by credit ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure, earnings profile, liabilities, and overall shifts in the economy or business environment. We are committed to maintaining investment grade credit ratings; however, there is no assurance we will be able to do so in the future. Our credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. Any negative rating action could adversely affect our ability to access capital at rates and on terms that are attractive. A negative rating action could also adversely impact our business relationships with suppliers and operating partners, who may be less willing to extend credit or offer us similarly favorable terms as secured in the past under such circumstances.

Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions if our credit ratings (including the standalone credit ratings of certain of our subsidiaries) are dropped below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of gas or power. As of December 31, 2024, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $115.5 million. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.

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

We rely on access to the capital markets to finance our liquidity and long-term capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically relied on long-term debt and on the issuance of equity securities to fund a portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations. There may be external factors such as inflation, monetary policy or other market conditions which could impact our cost of borrowing and could make it more difficult to obtain financing for our operations or investments on favorable terms. Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital and credit markets, including the banking and commercial paper markets, on competitive terms and rates. An economic downturn or uncertainty, market turmoil, changes in interest rates, changes in tax policy, challenges faced by financial institutions, changes in our credit ratings, or a change in investor sentiment toward us or the utilities industry generally could adversely affect our ability to raise additional capital or refinance debt. For example, because

ITEM 1A. RISK FACTORS
NISOURCE INC.
NIPSCO’s current generating facilities substantially rely on coal for its operations, certain financial institutions may choose not to participate in our financing arrangements. In addition, investors may choose to sell or choose not to purchase our stock due to environmental, social and governance or sustainability concerns. Reduced access to capital markets, increased borrowing costs, and/or lower equity valuation levels could reduce future earnings per share and cash flows. In addition, any rise in interest rates may lead to higher borrowing costs, which may adversely impact reported earnings, cost of capital and capital holdings.

We may face limits, or the inability, to access credit and capital markets or may experience significant increases in the cost of capital, which could limit our ability to implement or increase the costs of implementing, our business plan, which, in turn, could materially and adversely affect our results of operations, cash flows, financial condition and liquidity.

Most of our revenues are subject to economic regulation and are exposed to the impact of regulatory rate reviews and proceedings.
Most of our revenues are subject to economic regulation at either the federal or state level. As such, the revenues generated by us are subject to regulatory review by the applicable federal or state authority. These rate reviews determine the rates charged to customers and directly impact revenues. Our financial results are dependent on frequent regulatory proceedings in order to ensure timely recovery of costs and investments. As described in more detail in the risk factor below, the outcomes of these proceedings are uncertain, potentially lengthy and could be influenced by many factors, some of which may be outside of our control, including the cost of providing service, the necessity of expenditures, regulatory interpretations, customer intervention, economic conditions, the political environment and customer affordability. Further, the rate orders are subject to appeal, which creates additional uncertainty as to the rates that will ultimately be allowed to be charged for services.

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

There can be no assurance that regulators will approve the recovery of all operating and capital costs incurred by our electric and natural gas companies, including, but not limited to, costs for construction, operation and maintenance, and compliance with current and future changes in environmental, federal pipeline safety, critical infrastructure and cybersecurity laws and regulations. Further, we face regulatory challenges when our electric and gas companies seek regulatory recovery of increases to materials and other costs as a result of inflationary pressures, including accounting for inflationary pricing in plans and assumptions and ensuring there is a regulatory recovery model. There is debate among state regulators and other stakeholders over how to transition to a decarbonized economy and prudency arguments relative to investing in natural gas assets when the depreciable life of the assets may be shortened due to electrification. The inability to recover a significant amount of operating or capital costs could have an adverse effect on a company’s financial position, results of operations and cash flows.

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
Our extension of credit is governed by a Corporate Credit Risk Management Policy, involves judgment by our employees and is based on an evaluation of customer, supplier, or counterparty’s financial condition, credit history and other factors. We monitor our credit risk exposure by obtaining credit reports and updated financial information for customers and suppliers, and by evaluating the financial status of our banking partners and other counterparties by reference to market-based metrics such as credit default swap pricing levels, and to traditional credit ratings provided by the major credit rating agencies. Adverse economic conditions impacting these credit risk exposures could result in an increase in defaults by customers, suppliers and counterparties. We are also exposed to the risk that due to adverse economic conditions one or more suppliers or counterparties may fail or delay the performance of their contractual obligations, such risks could negatively impact our business, financial condition and cash flow.

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

ITEM 1A. RISK FACTORS
NISOURCE INC.
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

A significant impairment charge in the future could impact the capitalization ratio covenant under certain financing agreements. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2024, the ratio was 52.6%.
LITIGATION, REGULATORY AND LEGISLATIVE RISKS
The outcome of legal and regulatory proceedings, investigations, inquiries, claims and litigation related to our business operations may have a material adverse effect on our results of operations, financial position or liquidity.
We are, or may be, involved in legal and regulatory proceedings, investigations, inquiries, claims and litigation in connection with our business operations, the most significant of which are summarized in, Note 19, "Other Commitments and Contingencies," in the Notes to Consolidated Financial Statements. While we maintain insurance, it may not cover all costs or expenses incurred relating to litigation. Due to the inherent uncertainty of the outcomes of such matters, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

Our businesses are subject to various federal, state and local laws, regulations, tariffs and policies and a failure to comply with changes in, or new or different interpretations of, such laws, regulations, tariffs and policies could have an adverse impact on our business.
Our businesses are subject to various federal, state and local laws, regulations, tariffs and policies, including, but not limited to, those relating to natural gas pipeline safety, employee safety, the environment and our energy infrastructure. In particular, we are subject to significant federal, state and local regulations applicable to utility companies, including regulations by the various utility commissions in the states where we serve customers. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance and other costs. Existing laws, regulations, tariffs and policies may be revised or become subject to new interpretations, and new laws, regulations, tariffs and policies may be adopted or become applicable to us and our operations. In some cases, compliance with new or different laws, regulations, tariffs and policies increases our costs or risks of liability. Supply chain constraints, both direct and indirect, including but not limited to material or labor shortages, may challenge our ability to remain in compliance with these laws, regulations, tariffs and policies and operate our business in a compliant manner. If we fail to comply with laws, regulations and tariffs applicable to us or with any changes in or new interpretations of such laws, regulations, tariffs or policies, our financial condition, results of operations, regulatory outcomes and cash flows may be materially adversely affected.

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

ITEM 1A. RISK FACTORS
NISOURCE INC.
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

An area of significant uncertainty and risk are potential changes to the laws concerning emission of GHG. While we have set a Net Zero Goal and continue to execute our plan to reduce our GHG emissions by the increased sourcing of renewable energy, priority pipeline replacement, leak detection and repair, and other methods, GHG emissions are anticipated to be associated with energy delivery for many years. Future GHG legislation and/or regulation related to the generation of electricity or the extraction, production, distribution, transmission, storage and end use of natural gas could materially impact our gas supply, financial position, financial results and cash flows.

Another area of significant uncertainty and risk are the regulations concerning CCR. The EPA has issued regulations and may promulgate additional regulations concerning the management, storage, use and disposal of CCRs. NIPSCO is also incurring or will incur costs associated with closing, corrective action, and ongoing monitoring of certain CCR impoundments. Further, a release of CCR to the environment could result in remediation costs, penalties, claims, litigation, increased compliance costs, and reputational damage.

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
We are subject to taxation by the various taxing authorities at the federal, state and local levels where we do business. Legislation or regulation which could affect our tax burden could be enacted or interpreted by any of these governmental authorities. The IRA imposed a 15 percent minimum tax rate on book earnings for corporations with higher than $1 billion of annual income, along with a 1 percent excise tax on corporate stock repurchases while providing tax incentives to promote various clean energy initiatives. Our NIPSCO subsidiary’s renewable portfolio is eligible for tax credits associated with the investment in renewable generation assets and production of power from those assets. Statutory changes, a challenge by a taxing authority, changes in taxing authorities’ administrative interpretations, decisions, policies and positions, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

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

The NiSource cybersecurity program includes the following key components:

Risk assessment. NiSource regularly assesses its cybersecurity risks to identify and prioritize the most significant threats. The risk assessment process considers a variety of factors, including those specific to the utility/energy industry, the types of data NiSource collects and stores, and the threats posed by known vulnerabilities. NiSource engages third parties to perform independent assessments of its cybersecurity program, provide intelligence about the threat environment, and to provide operational assistance in managing the program. Annually, a third-party independent assessment is performed to evaluate NiSource cybersecurity maturity against a framework of cybersecurity controls. NiSource also performs bi-annual penetration testing and social engineering assessments performed by a third-party.

Third-party risk management. NiSource performs cyber assessments periodically on third-party vendors and service providers with whom NiSource shares data, relies on for critical business functions, or provides access to the NiSource network or systems. NiSource’s Supply Chain function works with the Legal and Cyber functions to periodically update cybersecurity contractual provisions in its vendor agreements, with deviations from such provisions requiring approval from the Legal and Cyber functions. NiSource’s Supplier Code of Business Conduct requires, among other things, that suppliers ensure safe and secure use of information assets, comply with applicable law relating to personal information, and adhering to standards relative to the use and protection of Company information, including that of our employees, customers, vendors and other stakeholders. In addition, all vendors and contractors that have access and/or connectivity to the NiSource environment must complete cybersecurity training annually.

Security controls. NiSource has implemented a variety of security controls to mitigate cybersecurity risks. These controls include technical controls, such as firewalls and intrusion detection systems, as well as administrative controls, such as employee training and security awareness programs. To ensure cybersecurity controls, NiSource OT within the electric business adheres to the NERC CIP. Within the natural gas business, cybersecurity controls are managed and monitored based on the TSA Security Directives.

Incident response. NiSource has a comprehensive incident response plan in place to respond to cybersecurity incidents. The plan includes steps for detection, analysis, containment, eradication, and recovery from incidents, as well as steps for notifying affected individuals and regulators.

The NiSource Board of Directors' Audit Committee has responsibility for oversight of the cybersecurity program and risks from cybersecurity threats. The Audit Committee regularly reviews NiSource’s cybersecurity posture. The CISO briefs the Audit Committee on cybersecurity risks and risk mitigation initiatives and actions. In addition, the Board of Directors remains informed of key and emerging cybersecurity risks and receives updates by the Audit Committee after each of its regularly scheduled meetings.

At the management level, the CISO leads the cybersecurity program and is responsible for assessing and managing cybersecurity risks. Our CISO has expertise and experience in cybersecurity derived from over 15 years of cyber related work experience and possesses several certifications including CISSP, CRISC, and CISA. The CISO is supported by the NiSource

ITEM 2. PROPERTIES
NISOURCE INC.
Enterprise Security team which performs the cybersecurity function and engages directly on the prevention, detection, mitigation, and remediation of cybersecurity incidents.

As of the date of filing this Annual Report on Form 10-K, NiSource is not aware of any material cybersecurity incidents during the past year. NiSource monitors the increasing sophistication of cybersecurity threats and continues to allocate resources to enhance its cybersecurity program to protect its information systems and assets. No cybersecurity program is effective to identify and mitigate all threats and NiSource cannot guarantee that it will be able to prevent all cybersecurity incidents. Such an incident could interrupt our normal operations and require us to incur significant costs to remediate any such incident and could have a material impact on our businesses, operations and financial condition. For more information regarding the risks associated with cybersecurity, refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
Discussed below are the principal properties held by us and our subsidiaries as of December 31, 2024.
Columbia Operations
Refer to Item 1, "Business - Columbia Operations," of this report for further information on Columbia Operations properties.
NIPSCO Operations
Refer to Item 1, "Business - NIPSCO Operations," of this report for further information on NIPSCO Operations properties.
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
Holders of shares of NiSource’s common stock are entitled to receive dividends if and when declared by the Board out of funds legally available. There is no preferred stock outstanding as of December 31, 2024. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August, and November. At its January 23, 2025 meeting, the Board declared a quarterly common dividend of $0.280 per share, payable on February 20, 2025 to holders of record on February 3, 2025.
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
As of February 5, 2025 NiSource had 14,161 common stockholders of record and 469,939,639 shares outstanding.
The graph below compares the cumulative total shareholder return of NiSource’s common stock for the period commencing December 31, 2019 and ending December 31, 2024 with the cumulative total return for the same period of the S&P 500 and the Dow Jones Utility indices.

NiSource Inc.
Total Shareholder Return Performance Graph
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
2019
2020
2021
2022
2023
2024
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
Purchases of Equity Securities by Issuer and Affiliated Purchasers. For the three months ended December 31, 2024, no equity securities that are registered by NiSource Inc. pursuant to Section 12 of the Securities Exchange Act of 1934 were purchased by or on behalf of us or any of our affiliated purchasers.

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
Our vision is to be a premier, innovative and trusted energy partner. We exist to deliver safe, reliable energy that drives value to our customers. In order to achieve this goal, we seek to develop strategies that benefit all stakeholders as we (i) support long-term infrastructure investment and safety programs to better serve our customers, (ii) align our tariff structures with our cost structure, and (iii) drive value and enable growth in an evolving energy ecosystem. These strategies focus on improving safety and reliability, enhancing customer experience, pursuing regulatory and legislative initiatives to increase accessibility for customers currently not on our gas and electric service, ensuring customer affordability and reducing emissions while generating sustainable returns. The safety of our customers, communities and employees remains our focus. Serving as a guiding practice for our SMS, NiSource is certified in conformance to the American Petroleum Institute Recommended Practice 1173, which is the foundation to our journey towards operational excellence.
2024 Overview: In 2024, we continued to make significant progress on the remaining portfolio of projects that will enable our electric generation transition, including placing one solar and battery project into service and receiving approval of a new gas peaking facility. During the year, we received orders for three rate cases: Columbia of Pennsylvania, Columbia of Kentucky, and NIPSCO Gas. In addition, the Columbia of Virginia, Columbia of Maryland and NIPSCO Electric rate cases filed in 2024 are anticipated to be resolved during 2025 with balanced outcomes supporting all stakeholders. We continued to build and advance our SMS by successfully maintaining our certification of conformance for API 1173 and achieving LRQA’s ISO 50001 certification. Between our Columbia and NIPSCO Operating Segments, we added 21,000 customers. We also invested $1.5 billion in infrastructure modernization to enhance safe, reliable service, including replacement of 288 miles of distribution main and service lines, 24 miles of underground cable and 1,240 electric poles. We achieved the first major milestone in our Transformation road map and continue to increase the efficiency of our operating companies.

The following describes in more detail the advancements we have made in our key strategic initiatives.
Energy Transition: We are advancing our energy transition strategy primarily through the continuation and enhancement of existing programs, such as retiring and replacing remaining coal-fired electric generation by 2028 with a balanced mix of low or zero-emission electric generation and battery storage, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Our electric generation transition, initiated through our 2018 Integrated Resource Plan

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

("2018 Plan") is well underway, and we are continually adjusting to the dynamic energy landscape. As of December 31, we have placed in service owned renewable and storage projects, developed under BTAs, with combined nameplate capacities of 1,065 MW and 45 MW respectively. Renewable PPA projects with a combined nameplate capacity of 600 MW have also been placed in service. In addition, renewable and storage BTA projects with combined nameplate capacities of 1,085 MW and 56 MW, respectively, and renewable PPA projects with a combined nameplate capacity of 600 MW were under development as of December 31, all of which have received IURC approval. The capacity figure for BTA projects in development includes the Templeton Wind project. In October 2024, NIPSCO contracted with a developer to convert the previously approved Templeton Wind PPA to a BTA and has provided a notice of intent to file a CPCN with the IURC. In 2024, the IURC approved full ownership of the Cavalry, Dunns Bridge II, Fairbanks and Gibson and the cost of the Fairbanks project as contemplated in contractual actions. Full ownership of these projects allows NIPSCO to leverage provisions of the IRA, monetize renewable tax credits more effectively, and provide enhanced benefits to customers as compared to the previous tax equity partnership structure approved by the IURC. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. For additional information, see "Results and Discussion of Operations - NIPSCO Operations," in this Management's Discussion.

NIPSCO's 2021 Integrated Resource Plan ("2021 Plan") lays out a timeline to retire the Michigan City Generating Station by the end of 2028. The 2021 Plan calls replacing the retiring coal units with a diverse portfolio of resources including demand side management resources, renewables, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. In 2024, Sugar Creek completed an Advanced Gas Path Tech upgrade that will enhance its overall production capabilities. Additionally, the 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. In October 2024, we received approval for the issuance of a CPCN for an approximately 400 MW natural gas peaking generation facility from the IURC. The planned retirement of the two vintage gas peaking facilities at the R.M. Schahfer Generating Station is also expected to occur by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval.

NIPSCO’s 2024 Plan was submitted to the IURC on December 9, 2024. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO’s customers and incorporates factors such as anticipated load growth from data centers and other economic development opportunities, new EPA emissions rules, and evolving MISO resource accreditation rules. We have seen an acceleration of customer interest in our northern Indiana service territory in the form of data center development. We believe data center development can enhance our local tax base, diversify the employment base across the state of Indiana, and provide greater value to existing customers and shareholders. We are evaluating the potential for data center development in our service territory, including ways to effectively manage the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, while at the same time focusing on our environmental goals. We expect the management of large load growth would require new generation resources, including gas-fired resource, and transmission capabilities.We plan to move as efficiently as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

We continue to enhance safety and reduce methane emissions on our gas systems through modernization programs and utilization of advanced leak detection and repair. In addition, we plan to advance other low- or zero-emission energy resources and technologies, such as hydrogen and renewable natural gas.

Transformation: Our enterprise-wide transformation roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We are committed to identifying and implementing initiatives that will enable us to streamline work and improve processes company-wide. These efforts include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all of our optimization initiatives will prioritize safety and continue to optimize our long-term growth profile. We are making progress towards our transformation goals with a successful completion of the first phase of our WAM program, an enterprise resource planning system that will optimize the scheduling, dispatch, and execution of our field operations. This phase of the program implemented the solution within our electric distribution and transmission operations, while the remaining phases associated with gas distribution and generation operations are anticipated to be completed by the end of 2025.

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
We are faced with increased competition for employee and contractor talent in the current labor market which has resulted in increased costs to attract and retain talent. We are ensuring that we use all internal human capital programs (development, leadership enablement programs, succession, performance management) to promote retention of our current employees along with having a competitive and attractive appeal for potential recruits. With a focus on workforce planning, we are evaluating our future talent footprint by creating flexible work arrangements where possible to support a broader talent footprint for sourcing needed talent. Refer to Item 1A. Risk Factors, "Operational Risks" of this Annual Report on Form 10-K for further detail.

The market price of natural gas was stable during 2024 and was very close to levels seen in 2023. Similar to natural gas pricing, electric commodity costs have remained stable due to available supplies of natural gas and coal and the growing influence of renewable generation on power market pricing. Changes in commodity prices do not have a material impact on our results of operations, however higher commodity prices can impact our cash flows and liquidity. For more information on our commodity price impacts, see Item 1A. Risk Factors, "Operational Risks" of this Annual Report on Form 10-K, "Results and Discussion of Segment Operations - Columbia Operations," "Results and Discussion of Segment Operations - NIPSCO Operations," and "Market Risk Disclosures."
We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures" and Item 1A. Risk Factors, "Financial, Economic and Market Risks" of this Annual Report on Form 10-K.
NIPSCO Minority Interest Transaction: On December 31, 2023, contemporaneously with the closing of the NIPSCO Minority Interest Transaction, Blackstone, NIPSCO Holdings I, NIPSCO Holdings II, and NiSource entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") of NIPSCO Holdings II. On January 31, 2024, BIP transferred a 4.5% equity interest in NIPSCO Holdings II to BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone. Effective upon the closing of this transfer, the members of NIPSCO Holdings II entered into a Second Amended and Restated Limited Liability Company Operating Agreement of NIPSCO Holdings II (the "Amended LLC Agreement"). The two affiliates of Blackstone must vote their equity holdings under the Amended LLC Agreement as one investor. Refer to Note 4, "Noncontrolling Interests," in the Notes to the Consolidated Financial Statements for more information on this transaction.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the years ended December 31, 2024, 2023 and 2022, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions, except per share amounts)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating Revenues	$5,455.1	$5,505.4	$5,850.6	$(50.3)	$(345.2)
Operating Expenses
Cost of energy	1,132.2	1,533.3	2,110.5	401.1	577.2
Other Operating Expenses	2,867.4	2,676.6	2,474.3	(190.8)	(202.3)
Total Operating Expenses	3,999.6	4,209.9	4,584.8	210.3	374.9
Operating Income	1,455.5	1,295.5	1,265.8	160.0	29.7
Total Other Deductions, Net	(452.7)	(481.6)	(309.4)	28.9	(172.2)
Income Taxes	158.1	139.5	164.6	(18.6)	25.1
Net Income	844.7	674.4	791.8	170.3	(117.4)
Net (loss) income attributable to noncontrolling interest	84.3	(39.9)	(12.3)	(124.2)	27.6
Net Income attributable to NiSource	760.4	714.3	804.1	46.1	(89.8)
Preferred dividends and redemption premium	(20.7)	(52.6)	(55.1)	31.9	2.5
Net Income Available to Common Shareholders	739.7	661.7	749.0	78.0	(87.3)
Basic Earnings Per Share	$1.63	$1.59	$1.84	$0.04	$(0.25)
Diluted Earnings Per Share	$1.62	$1.48	$1.70	$0.14	$(0.22)
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders during 2024 was primarily due to higher revenues, net of cost of energy, driven by our continued investment in safety, reliability and low- or zero-emission generation as well as increased AFUDC, reported in Other Deductions, Net, primarily related to NIPSCO's wholly owned Cavalry and Dunns Bridge II projects. The increase in net income available to common shareholders is partially offset by higher depreciation expense attributed to our planned capital expenditures, higher interest expense and higher net income attributable to noncontrolling interest following the consummation of the NIPSCO Minority Interest Transaction. See Note 6, "Equity," for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Operations" for Columbia Operations and NIPSCO Operations in this Management's Discussion.
Other Deductions, Net
The change in Other deductions, net in 2024 compared to 2023 is primarily driven by higher long-term debt interest in 2024 offset by increases in AFUDC. See Note 7, "Short-Term Borrowings,"and Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements for additional information.
Income Taxes
The increase in income tax expense in 2024 compared to the same period in 2023 is primarily due to higher pre-tax income, partially offset by the tax effect of non-controlling interest. Refer to Note 15, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information on income taxes and the change in the effective tax rate.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

RESULTS AND DISCUSSION OF OPERATIONS
Presentation of Segment Information
In response to the NIPSCO Minority Interest Transaction, our operations are now evaluated through two primary reportable segments, Columbia Operations and NIPSCO Operations. Our historical segment disclosures have been recast to be consistent with the current presentation. Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations aggregates the results of NIPSCO Holdings I, and its majority-owned subsidiaries, including NIPSCO, which has both fully regulated gas and electric operations in northern Indiana. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" within the Notes to the Consolidated Financial Statements and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Columbia Operations

Financial and operational data for the Columbia Operations segment for the years ended December 31, 2024, 2023 and 2022, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating Revenues	$2,716.0	$2,746.1	$2,964.4	$(30.1)	$(218.3)
Operating Expenses
Cost of energy	514.7	645.0	978.4	130.3	333.4
Operation and maintenance	837.5	792.3	791.3	(45.2)	(1.0)
Depreciation and amortization	409.1	371.7	329.4	(37.4)	(42.3)
Loss on impairment of assets	2.7	—	—	(2.7)	—
Loss (gain) on sale of assets, net	4.7	—	(103.9)	(4.7)	(103.9)
Other taxes	218.6	198.8	184.2	(19.8)	(14.6)
Total Operating Expenses	1,987.3	2,007.8	2,179.4	20.5	171.6
Operating Income	$728.7	$738.3	$785.0	$(9.6)	$(46.7)
Revenues
Residential	$1,891.5	$1,882.8	$1,918.1	$8.7	$(35.3)
Commercial	588.4	606.2	674.8	(17.8)	(68.6)
Industrial	145.2	139.5	136.4	5.7	3.1
Off-System	42.6	60.7	192.8	(18.1)	(132.1)
Other	48.3	56.9	42.3	(8.6)	14.6
Total	$2,716.0	$2,746.1	$2,964.4	$(30.1)	$(218.3)
Sales and Transportation (MMDth)
Residential	153.2	155.2	180.2	(2.0)	(25.0)
Commercial	121.8	120.4	134.3	1.4	(13.9)
Industrial	277.9	255.3	243.2	22.6	12.1
Off-System	23.8	31.8	32.3	(8.0)	(0.5)
Other	0.2	0.3	0.3	(0.1)	—
Total	576.9	563.0	590.3	13.9	(27.3)
Heating Degree Days	4,262	4,373	5,195	(111)	(822)
Normal Heating Degree Days	5,134	5,137	5,137	(3)	—
% (Warmer) Colder than Normal	(17)%	(15)%	1%
% (Warmer) Colder than Prior Year	(3)%	(16)%	8%
Gas Distribution Customers
Residential	2,225,564	2,215,293	2,201,999	10,271	13,294
Commercial	188,699	188,561	188,374	138	187
Industrial	1,991	1,986	1,995	5	(9)
Other	5	4	3	1	1
Total	2,416,259	2,405,844	2,392,371	10,415	13,473

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Columbia Operations (continued)
Comparability of operation and maintenance expenses, depreciation and amortization, and other taxes may be impacted by regulatory, depreciation and tax trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2024 to 2023 are presented in the respective tables below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2024 vs 2023
New rates from base rate proceedings and regulatory capital programs	$112.5
The effects of customer growth	6.2
The effects of customer usage	5.9
The effects of weather in 2024 compared to 2023	(5.2)
Other	(4.2)
Change in operating revenues (before cost of energy and other tracked items)	$115.2
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(130.3)
Lower tracker recoveries within operation and maintenance, depreciation, and tax	(15.0)
Total change in operating revenues	$(30.1)
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
Throughput
The increase in total volumes sold and transported in 2024 compared to 2023 of 13.9 MMDth is primarily attributable to the increased industrial usage offset by off-system sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
Columbia Operations (continued)
Commodity Price Impact
Cost of energy for the Columbia Operations segment is principally comprised of the cost of natural gas procured on behalf of and sold to customers while providing transportation and distribution services. All of our Columbia Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. These are tracked costs that are passed through directly to the customer, and the gas costs included in revenues are matched with the gas cost expense recorded in the period. Any difference in actual costs incurred and amounts billed to customers is recorded on the Consolidated Balance Sheets as under-recovered or over-recovered gas cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income. Certain Columbia Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2024 vs 2023
Higher employee related expenses	$(47.5)
Higher depreciation and amortization expense	(37.4)
Higher property tax	(17.2)
Loss on sale of assets and impairments	(7.4)
Higher materials and supplies expense	(7.0)
Other	(8.3)
Change in operating expenses (before cost of energy and other tracked items)	$(124.8)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	130.3
Higher tracker recoveries within operation and maintenance, depreciation, and tax	15.0
Total change in operating expense	$20.5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the years ended December 31, 2024, 2023 and 2022, are presented below:

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
NIPSCO Operations
Operating Revenues	$2,752.0	$2,771.6	$2,887.1	$(19.6)	$(115.5)
Operating Expenses
Cost of energy	617.5	888.3	1,132.1	270.8	243.8
Operation and maintenance	761.4	787.7	740.4	26.3	(47.3)
Depreciation and amortization	590.3	493.8	449.4	(96.5)	(44.4)
Loss on impairment of assets	0.4	—	—	(0.4)	—
Loss (gain) on sale of assets, net	(1.7)	2.2	—	3.9	(2.2)
Other taxes	64.3	57.9	72.1	(6.4)	14.2
Total Operating Expenses	2,032.2	2,229.9	2,394.0	197.7	164.1
Operating Income	$719.8	$541.7	$493.1	$178.1	$48.6

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
NIPSCO Electric
Revenues
Residential	$649.9	$583.9	$592.4	$66.0	$(8.5)
Commercial	620.4	578.1	571.0	42.3	7.1
Industrial	500.0	475.0	561.4	25.0	(86.4)
Wholesale	38.3	32.0	13.5	6.3	18.5
Other	105.0	116.0	93.4	(11.0)	22.6
Total	$1,913.6	$1,785.0	$1,831.7	$128.6	$(46.7)
Sales (GWh)
Residential	3,404.9	3,262.9	3,482.9	142.0	(220.0)
Commercial	3,697.9	3,614.2	3,682.4	83.7	(68.2)
Industrial	7,984.8	7,820.3	7,915.3	164.5	(95.0)
Wholesale	889.7	556.4	50.0	333.3	506.4
Other	85.2	78.9	89.5	6.3	(10.6)
Total	16,062.5	15,332.7	15,220.1	729.8	112.6
Cooling Degree Days	903	710	942	193	(232)
Normal Cooling Degree Days	852	831	831	21	—
% Warmer (Colder) than Normal	6%	(15)%	13%
% Warmer (Colder) than prior year	27%	(25)%	(8)%
NIPSCO Electric Customers
Residential	430,648	427,217	424,735	3,431	2,482
Commercial	59,214	58,779	58,374	435	405
Industrial	2,121	2,126	2,130	(5)	(4)
Wholesale	705	708	710	(3)	(2)
Other	2	3	3	(1)	—
Total	492,690	488,833	485,952	3,857	2,881

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
NIPSCO Operations

				Favorable (Unfavorable)
Year Ended December 31, (in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
NIPSCO Gas
Revenues
Residential	$540.9	$634.9	$691.5	$(94.0)	$(56.6)
Commercial	202.4	249.1	267.6	(46.7)	(18.5)
Industrial	79.0	86.9	85.1	(7.9)	1.8
Other	16.1	15.7	11.2	0.4	4.5
Total	$838.4	$986.6	$1,055.4	$(148.2)	$(68.8)
Sales and Transportation Volumes (MMDth)
Residential	58.2	60.3	68.8	(2.1)	(8.5)
Commercial	42.5	43.9	47.0	(1.4)	(3.1)
Industrial	256.8	261.8	247.5	(5.0)	14.3
Total	357.5	366.0	363.3	(8.5)	2.7
Heating Degree Days	4,975	5,198	6,133	(223)	(935)
Normal Heating Degree Days	6,001	5,954	5,985	47	(31)
% (Warmer) Colder than Normal	(17)%	(13)%	2%
% (Warmer) Colder than prior year	(4)%	(15)%	10%
NIPSCO Gas Customers
Residential	801,740	795,656	789,914	6,084	5,742
Commercial	66,633	66,305	66,062	328	243
Industrial	2,734	2,808	2,875	(74)	(67)
Total	871,107	864,769	858,851	6,338	5,918

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
NIPSCO Operations (continued)
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues and expenses from 2024 to 2023 are presented in the respective tables below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	2024 vs 2023
New rates from base rate proceedings, regulatory capital, and DSM programs	$238.4
Renewable Joint Venture revenue, fully offset by Joint Venture operating expense and noncontrolling interest net income (loss)	17.5
The effects of customer usage	11.9
The effects of customer growth	11.2
Decreased fuel handling costs	9.7
Other	(6.2)
Change in operating revenues (before cost of energy and other tracked items)	$282.5
Operating revenues offset in operating expense
Lower cost of energy billed to customers	(270.8)
Lower tracker deferrals within operation and maintenance, depreciation and tax	(32.4)
Reduction in gross receipts tax, offset in operating expenses	1.1
Total change in operating revenues	$(19.6)
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
Sales
The increase in total volumes sold to electric customers for twelve months ended December 31, 2024 compared to the same period in 2023 was primarily attributable to increased usage by wholesale, industrial, and residential customers. NIPSCO Electric results remains closely linked to the performance of the steel industry. MWh sales to steel-related industries accounted for approximately 49.4% and 49.6% of the total industrial MWh sales for the years ended December 31, 2024 and 2023, respectively.
The decrease in total volumes sold to gas customers for the twelve months ended December 31, 2024 compared to the same period in 2023 was primarily attributable to decreased usage by industrial customers.
Commodity Price Impact
Cost of energy for the NIPSCO Operations segment's electric activities is principally comprised of the cost of coal, natural gas purchased for internal generation of electricity, transportation of coal and natural gas, and the cost of power purchased from generators of electricity for its generation an    d transmission activities. For its gas distribution activities, NIPSCO Operations' cost of energy is principally comprised of the cost of natural gas procured on behalf of and sold to customers while providing transportation and distribution services. NIPSCO Operations has a state-approved recovery mechanism that provides a means for full recovery of prudently incurred costs of energy. The majority of these costs of energy are passed through directly to the customer, and the costs of energy included in operating revenues are matched with the cost of energy expense recorded in the period. Any difference in actual costs incurred and amounts billed to customers is recorded on the Consolidated Balance Sheets

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
NIPSCO Operations (continued)
as under-recovered or over-recovered fuel and gas cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	2024 vs 2023
Higher depreciation and amortization expense driven by new base rates	$(91.1)
Higher employee and administrative expenses	(21.8)
Higher outside services expenses	(8.6)
Higher environmental remediation costs	(4.7)
Lower materials and supplies	8.9
Renewable Joint Venture operating expense, partially offset by Joint Venture operating revenues	7.6
Other	5.3
Change in operating expenses (before cost of energy and other tracked items)	$(104.4)
Operating expenses offset in operating revenue
Lower cost of energy billed to customers	270.8
Higher tracker deferrals within operation and maintenance, depreciation and tax	32.4
Reduction in gross receipts tax, offset in operating revenues	(1.1)
Total change in operating expense	$197.7
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan and maintained in the 2024 Plan, which outlines the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation at Michigan City by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. See "Liquidity and Capital Resources" in this Management's Discussion for additional information on our capital investment spend.
NIPSCO continues to await EPA decision on an administrative approval associated with the operation of R.M. Schahfer’s remaining two coal units, which are expected to be retired by the end of 2025. In the event that the approval is not obtained, future operations could be impacted. We cannot estimate the financial impact on us if this approval is not obtained. Refer to Item 1A. Risk Factors, "Operational Risks," of this Annual Report on Form 10-K for further detail.
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
Since 2020, two wind PPA projects and six owned projects (two wind, two solar and two solar plus storage) have been placed into service totaling 2,201 MW of nameplate capacity, including Dunns Bridge II which was placed into service in January 2025. NIPSCO has executed commercial agreements for each of the six remaining identified projects. Fairbanks, Gibson, Green River, Appleseed and Carpenter have received IURC approval. The Templeton Wind project previously received approval as a PPA, however, NIPSCO has contracted with a developer to convert the PPA to a BTA and has provided a notice of intent to file a CPCN with the IURC. In January 2024, the IURC approved increases to the project costs as well as the full ownership of Cavalry and Dunns Bridge II. In August 2024, the IURC approved full ownership of Gibson and Fairbanks as well as increases to the cost of the Fairbanks project. In October 2024, the IURC approved the CPCN for NIPSCO's planned gas peaking facility to be located at the R.M. Schahfer Generating Station. See "Executive Summary - Energy Transition" in this Management's

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.
NIPSCO Operations (continued)
Discussion for additional information. We expect our remaining contracted BTA and PPA projects to be placed in service between 2025 and 2027.

Remaining Renewables Projects	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Fairbanks	BTA	Solar	250	—
Gibson	BTA	Solar	200	—
Templeton	BTA(1)	Wind	200	—
Green River	20 year PPA	Solar	200	—
Appleseed	20 year PPA	Solar	200	—
Carpenter	20 year PPA	Wind	200	—
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
•On February 22, 2024, we entered into an ATM equity program that provides an opportunity to issue and sell shares of our common stock up to an aggregate issuance of $900.0 million through December 31, 2025. As of December 31, 2024, the ATM program had approximately $297.7 million of equity available for issuance.
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
See Note 4, "Noncontrolling Interests,", Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Consolidated Financial Statements for more information.
We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2025 and beyond.
Operating Activities
Net cash from operating activities for the year ended December 31, 2024 was $1,781.5 million, a decrease of $153.6 million from 2023. This decrease in cash from operating activities was primarily driven by year over year change in accounts receivable collections and exchange gas receivables due to the impact of lower gas prices, offset by a year over year increase in revenue, net of cost of energy and higher accounts payables due to increased gas purchases.

Investing Activities
Net cash used for investing activities for the year ended December 31, 2024 was $3,213.0 million, a decrease of $358.6 million from 2023. Lower current year investing activities were primarily driven by lower milestone payments to renewable generation asset developers for certain of our BTA projects in 2024 compared to 2023.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Capital Expenditures. The table below reflects actual capital expenditures and certain other investing activities by segment for 2024.

Actual
(in millions)	2024
Columbia Operations
System Growth and Tracker	$923.0
Maintenance	286.0
Total Columbia Operations	1,209.0
NIPSCO Operations
System Growth and Tracker	754.0
Maintenance	492.0
Generation Transition Investments	1,006.4
Total NIPSCO Operations	2,252.4
Corporate and Other Operations - Maintenance(1)	231.1
Total Capital Expenditures(2)	$3,692.5
(1) Certain amounts may subsequently be allocated out of Corporate and Other Maintenance Costs to the Columbia Operations and NIPSCO Operations segments when placed in service.
(2)Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the capitalized portion of the Corporate Incentive Plan payout, inclusion of capital expenditures included in current liabilities and AFUDC Equity.
In addition to these capital expenditures, we made $29.0 million of advanced deposits for project costs related to the construction of the R.M. Schahfer gas peaker as part of our generation transition and invested $65.7 million in deferred cloud computing costs in 2024. We also made $454.2 million of capital investments in the form of milestone payments to the renewable generation asset developers in 2023 that were recognized in capital expenditures in 2024.
We expect to make capital investments totaling approximately $19.4 billion during the 2025-2029 period related to infrastructure modernization, generation transition and customer growth. This forecast incorporates an estimated $1.6 billion of additional investment in renewable generation projects.

(in billions)	2024 Actual	2025 Estimated	2026 Estimated	2027 Estimated	2028 Estimated	2029 Estimated
Capital Investments	$3.3	$4.0 - 4.3	$3.4 - 3.7	$3.6 - 3.9	$3.7 - 4.0	$3.8 - 4.1
Regulatory Capital Programs. We are in the process of upgrading and modernizing our electric system to enhance safety and reliability by addressing aged infrastructure and deploying advanced grid technologies. We are also upgrading and modernizing our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2024, we continued to move forward on core infrastructure and environmental investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Pennsylvania(2)	DSIC - Q4 2024	$180.1	2/24-8/24	9/20/2024	Eligible project costs including piping, couplings, gas service lines, excess flow valves, risers, meter bars, meters, and other related capitalized investments to improve the distribution system.
Columbia of Ohio	IRP - 2024	$753.5	4/21-12/23	2/26/2024	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2024	$14.6	1/23-12/23	2/28/2024	Investments necessary to comply with the PHMSA Mega Rule.
Columbia of Ohio	CEP - 2024	$763.3	4/21-12/23	2/26/2024	Assets not included in the IRP or PHMSA IRP.
Columbia of Virginia	SAVE - 2025	$89.0	10/24-12/25	8/15/2024	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2024	$81.9	1/23-12/24	10/13/2023	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric	TDSIC - 5	$346.9	7/22-3/24	5/28/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas	TDSIC - 8	$8.3	1/23-2/24	4/30/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas	FMCA - 3	$27.0	1/23-6/24	8/27/2024	Project costs to comply with federal mandates.
Pending Commission Approval (3)
Columbia of Kentucky(4)	SMRP - 2025	$128.5	1/23-12/25	10/15/2024	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric	TDSIC - 6	$555.0	7/22-9/24	11/26/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(5)	GCT - 1	$149.9	9/23-10/25	12/16/2024	New gas peaker generation project costs forecasted through the requested billing period May – Oct. 2025.
(1)Programs do not include any costs already included in base rates.
(2)Rate decreased to zero on December 14, 2024 with the implementation of new base rates resulting from Columbia of Pennsylvania’s 2024 Rate Case.
(3)On July 30, 2024, CMD filed an application for approval of a new five-year STRIDE. On December 30, 2024, the filing was withdrawn.
(4)Rates went into effect January 2, 2025, subject to refund.
(5)Capital investment is based off of a projected amount. The capital investment has not all been incurred to date and represents a forecasted average for the billing period.
Refer to Note 12, "Regulatory Matters," in the Notes to Consolidated Financial Statements for a further discussion of regulatory developments during 2024.
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
Short-term Debt. Refer to Note 7, "Short-Term Borrowings," in the Notes to Consolidated Financial Statements for information on short-term debt.
Long-term Debt. Refer to Note 8, "Long-Term Debt," in the Notes to Consolidated Financial Statements for information on long-term debt.
Non-controlling Interest. Refer to Note 4, "Noncontrolling Interests," in the Notes to Consolidated Financial Statements for more information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Sources of Liquidity
The following table displays our liquidity position as of December 31, 2024 and 2023:

Year Ended December 31, (in millions)	2024	2023
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	175.0	383.9
Less:
Commercial Paper	604.6	1,061.0
Accounts Receivable Programs Utilized	—	337.6
Letters of Credit Outstanding Under Credit Facility	9.4	9.9
Add:
Cash and Cash Equivalents	156.6	2,245.4
Net Available Liquidity	$1,567.6	$3,070.8
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2024, the ratio was 52.6%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of December 31, 2024. There have been no changes to our credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable

Certain of our subsidiaries have agreements that contain “ratings triggers” that require increased collateral if our credit ratings or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of December 31, 2024, a collateral requirement of approximately $115.5 million would be required in the event of a downgrade below investment grade. In addition to agreements with ratings triggers, there are other agreements that contain “adequate assurance” or “material adverse change” provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, of which 750,000,000 are common stock and 20,000,000 are preferred stock. As of December 31, 2024, 469,822,472 shares of common stock were outstanding. For more information regarding our common and preferred stock, see Note 6, "Equity," in the Notes to Consolidated Financial Statements.
Contractual Obligations, Cash Requirements and Off-Balance Sheet Arrangements
We have certain contractual obligations requiring payments at specified periods. Our material cash requirements are detailed below. We intend to use funds from the liquidity sources referenced above to meet these cash requirements.
At December 31, 2024, we had $13,355.7 million in long-term debt, of which $1,281.2 million is current and $604.6 million in short-term borrowings outstanding.
During 2025 and 2026, we expect to make cash payments of $685.5 million and $631.2 million, respectively, related to pipeline service obligations including demand for gas transportation, gas storage and gas purchases, and $140.5 million and $24.9 million, respectively, for long lead time items related to plant equipment purchases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Our expected payments include employer contributions to pension and other postretirement benefits plans expected to be made in 2025. Plan contributions beyond 2025 are dependent upon a number of factors, including actual returns on plan assets, which cannot be reliably estimated at this time. In 2025, we expect to make contributions of approximately $2.3 million to our pension plans and approximately $21.3 million to our postretirement medical and life plans. Refer to Note 16, "Pension and Other Postemployment Benefits," in the Notes to Consolidated Financial Statements for more information.
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
NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. NIPSCO has also executed several BTAs with developers to construct renewable generation facilities. See Note 19, "Other Commitments and Contingencies - A. Contractual Obligations," and Note 19, "Other Commitments and Contingencies - E. Other Matters," in the Notes to Consolidated Financial Statements for additional information.
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
Refer to Note 13, "Risk Management Activities," in the Notes to Consolidated Financial Statements for further information on our commodity price risk assets and liabilities as of December 31, 2024 and 2023.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

Interest Rate Risk
We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $7.9 million and $18.9 million for 2024 and 2023, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time, we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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

The financial status of our banking partners is periodically assessed through traditional credit ratings provided by major credit rating agencies.
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
The expected long-term rate of return on plan assets is a component utilized in calculating annual pension and other postretirement benefit plan costs. We estimate the expected return on plan assets by evaluating expected bond returns, equity risk premiums, target asset allocations, the effects of active plan management, the impact of periodic plan asset rebalancing and historical performance. We also consider the guidance from our investment advisors in making a final determination of our expected rate of return on assets. For measurement of 2024 net periodic benefit cost, we selected a weighted-average assumption of the expected pre-tax long-term rate of return of 7.02% and 7.06% for our pension and other postretirement benefit plan assets, respectively. For measurement of 2025 net periodic benefit cost, we selected a weighted-average assumption of the expected pre-tax long-term rate of return of 7.30% and 7.09 % respectively, for our pension and other postretirement benefit plan assets.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NISOURCE INC.

The following tables illustrate the effects of changes in these actuarial assumptions while holding all other assumptions constant:

	Impact on December 31, 2024 Projected Benefit Obligation Increase/(Decrease)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(44.9)	$(18.8)
-50 basis points change in discount rate	48.2	20.4

	Impact on 2024 Expense Increase/(Decrease)(1)
Change in Assumptions (in millions)	Pension Benefits	Other Postretirement Benefits
+50 basis points change in discount rate	$(1.6)	$0.3
-50 basis points change in discount rate	1.6	0.4
+50 basis points change in expected long-term rate of return on plan assets	(6.8)	(1.2)
-50 basis points change in expected long-term rate of return on plan assets	6.8	1.2
(1)Before labor capitalization and regulatory deferrals.
Goodwill and Other Intangible Assets. We have six goodwill reporting units, comprised of the six state operating companies within both the Columbia Operations and NIPSCO Operations reportable segments. Our goodwill assets at December 31, 2024 were $1,485.9 million, most of which resulted from the acquisition of Columbia on November 1, 2000.
As required by GAAP, we test for impairment of goodwill on an annual basis and on an interim basis when events or circumstances indicate that a potential impairment may exist. Our annual goodwill test takes place in the second quarter of each year and was performed on May 1, 2024. A quantitative ("step 1") test was completed on May 1, 2024 for all reporting units. Consistent with our historical impairment testing of goodwill, fair value of the reporting units was determined based on a weighting of income and market approaches. These approaches require significant judgments including appropriate long-term growth rates and discount rates for the income approach and appropriate multiples of earnings for peer companies and control premiums for the market approach. The discount rates were derived using peer company data compiled with the assistance of a third party valuation services firm. The discount rates used are subject to change based on changes in tax rates at both the state and federal level, debt and equity ratios at each reporting unit, U.S. Treasury interest rates and general economic conditions. The long-term growth rate was derived by evaluating historic growth rates, new business and investment opportunities beyond the near term horizon. The long-term growth rate is subject to change depending on inflationary impacts to the U.S. economy and the individual business environments in which each reporting unit operates. The Step 1 analysis performed indicated that the fair value of each of the reporting units exceeds their carrying value. As a result, no impairment charges were recorded. See Note 10, "Goodwill," in the Notes to Consolidated Financial Statements for information regarding our 2024 analyses and assumptions.
Unbilled Revenue. We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon historical usage, customer rates and weather. As of December 31, 2024, we recorded $408.1 million of customer accounts receivable for unbilled revenue. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Refer to Note 3, "Revenue Recognition," in the Notes to Consolidated Financial Statements for additional information regarding our significant judgments and estimates related to unbilled revenue recognition.
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
We account for uncertain income tax positions using a benefit recognition model with a two-step approach including a more-likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluate each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether the recognition threshold has been met and, if so, the appropriate amount of tax benefits to be recorded in the consolidated financial statements. At December 31, 2024 and 2023, we had $21.7 million of unrecognized tax benefits. Changes in these unrecognized tax benefits may result from remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitations.
On a quarterly basis, we evaluate our deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. We establish a valuation allowance when we conclude it is more likely than not that all, or a portion, of a deferred tax asset will not be realized in future periods. Significant judgment is required to determine the amount of tax benefits expected to be realized. At December 31, 2024 and 2023, we had established $6.4 million and $6.4 million, respectively, of valuation allowances (net of federal benefit) related to certain state net operating loss carryforwards. Refer to Note 15, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NiSource Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulatory Matters - Impact of Rate Regulation on the Financial Statements – Refer to Notes 1, 9, and 12 to the financial statements

Critical Audit Matter Description

The Company’s primary subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. These rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the manner in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be charged to and collected from customers. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income are deferred on the consolidated balance sheets and are later recognized in income as the related amounts are included in customer rates and recovered from or refunded to customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Company’s subsidiaries’ rates are determined and approved in regulatory proceedings based on an analysis of the subsidiaries’ costs to provide utility service and a return on, and recovery of, the subsidiaries’ investment in the utility business. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The respective commission’s regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the commission in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the commission will not approve: (1) full recovery of the costs of providing utility service, or (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation related to the uncertainty of future decisions by the rate regulators, specifically the Indiana Utility Regulatory Commission (IURC) and the Public Utility Commission of Ohio (PUCO), included the following, among others:

•We tested the effectiveness of management’s controls over (1) the evaluation of the likelihood of (a) the recovery of costs deferred as regulatory assets in future periods, and (b) regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates; and (2) the evaluation of Hypothetical Liquidation Book Value (HLBV) accounting for the company’s Renewable Joint Ventures and its impact on the Company’s regulatory liability.

•We evaluated Northern Indiana Public Service Company LLC and Columbia Gas of Ohio, Inc.’s disclosures related to the financial statement impacts of rate regulation.

•We read relevant regulatory orders issued by the IURC and the PUCO, including regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or a future reduction in rates based on precedents of the commissions’ treatment of similar costs under similar circumstances. We evaluated this external information and compared to management’s recorded regulatory asset and liability balances for completeness, including the implementation of new rate orders at Northern Indiana Public Service Company LLC’s gas business.

•We inspected minutes of the boards of directors for discussions of changes in legal, regulatory, or business factors which could impact management’s conclusions with respect to the financial statement impacts of rate regulation.

•For the Northern Indiana Public Service Company LLC electric base rate case proceeding that is in-process, we inspected the Company’s and intervenors’ filings with the commission that may impact the Company’s future rates, for any evidence that might contradict management’s assertions related to recoverability of recorded assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
•We read the relevant regulatory orders issued by the IURC for the Company’s renewable energy investments. We evaluated the appropriateness of recognizing a regulatory liability representing timing differences between the profit allocated under the HLBV method related to the consolidated joint ventures and the allowed earnings included in regulatory rates. We also evaluated the appropriateness of the offset to the regulatory liability recorded in depreciation expense.
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 12, 2025

We have served as the Company's auditor since 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31, (in millions, except per share amounts)	2024	2023	2022
Operating Revenues
Customer revenues	$5,282.9	$5,347.8	$5,738.6
Other revenues	172.2	157.6	112.0
Total Operating Revenues	5,455.1	5,505.4	5,850.6
Operating Expenses
Cost of energy	1,132.2	1,533.3	2,110.5
Operation and maintenance	1,515.2	1,494.9	1,489.4
Depreciation and amortization	1,043.2	908.2	820.8
Loss on impairment of assets	6.1	—	—
Loss (gain) on sale of assets, net	2.9	2.9	(104.2)
Other taxes	300.0	270.6	268.3
Total Operating Expenses	3,999.6	4,209.9	4,584.8
Operating Income	1,455.5	1,295.5	1,265.8
Other Income (Deductions)
Interest expense, net	(517.2)	(489.6)	(361.6)
Other, net	64.5	8.0	52.2
Total Other Deductions, Net	(452.7)	(481.6)	(309.4)
Income before Income Taxes	1,002.8	813.9	956.4
Income Taxes	158.1	139.5	164.6
Net Income	844.7	674.4	791.8
Net income (loss) attributable to noncontrolling interest	84.3	(39.9)	(12.3)
Net Income attributable to NiSource	760.4	714.3	804.1
Preferred dividends	(6.7)	(42.8)	(55.1)
Preferred redemption premium	(14.0)	(9.8)	—
Net Income Available to Common Shareholders	$739.7	$661.7	$749.0
Earnings Per Share
Basic Earnings Per Share	$1.63	$1.59	$1.84
Diluted Earnings Per Share	$1.62	$1.48	$1.70
Basic Average Common Shares Outstanding	454.2	416.1	407.1
Diluted Average Common Shares	456.0	447.9	442.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Year Ended December 31, (in millions, net of taxes)	2024	2023	2022
Net Income	$844.7	$674.4	$791.8
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities(1)	3.3	3.9	(13.3)
Net unrealized (loss) gain on cash flow hedges(2)	(0.4)	(0.2)	109.9
Unrecognized pension and OPEB benefit (costs)(3)	0.3	(0.2)	(6.9)
Total other comprehensive income	3.2	3.5	89.7
Total Comprehensive Income	$847.9	$677.9	$881.5
(1) Net unrealized gain (loss) on available-for-sale securities, net of $0.9 million tax expense, $1.0 million tax expense and $3.5 million tax benefit in 2024, 2023 and 2022, respectively.
(2) Net unrealized (loss) gain on derivatives qualifying as cash flow hedges, net of $0.1 million tax benefit, $0.1 million tax benefit and $36.4 million tax expense in 2024, 2023 and 2022, respectively.
(3) Unrecognized pension and OPEB benefit (costs), net of $0.3 million tax expense, $0.1 million tax benefit and $2.3 million tax benefit in 2024, 2023 and 2022, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2024	December 31, 2023
ASSETS
Property, Plant and Equipment
Plant	$34,152.9	$30,482.1
Accumulated depreciation and amortization	(8,699.0)	(8,207.2)
Net Property, Plant and Equipment(1)	25,453.9	22,274.9
Investments and Other Assets
Unconsolidated affiliates	6.5	5.3
Available-for-sale debt securities (amortized cost of $91.9 and $169.0, allowance for credit losses of $0.1 and $0.6, respectively)	86.7	159.1
Other investments	85.5	82.7
Total Investments and Other Assets	178.7	247.1
Current Assets
Cash and cash equivalents	156.6	2,245.4
Restricted cash	42.0	35.7
Accounts receivable	987.9	884.9
Allowance for credit losses	(23.7)	(22.9)
Accounts receivable, net	964.2	862.0
Gas storage	179.6	265.8
Materials and supplies, at average cost	173.3	172.1
Electric production fuel, at average cost	36.2	65.3
Exchange gas receivable	45.7	66.0
Regulatory assets	319.9	214.3
Deposits to renewable generation asset developer	—	454.2
Prepayments	138.5	105.5
Other current assets	24.2	13.1
Total Current Assets(1)	2,080.2	4,499.4
Other Assets
Regulatory assets	2,157.4	2,245.9
Goodwill	1,485.9	1,485.9
Deferred charges and other	432.0	324.0
Total Other Assets	4,075.3	4,055.8
Total Assets	$31,788.1	$31,077.2
(1)Includes $1,323.8 million and $1,369.8 million in 2024 and 2023, respectively, of net property, plant and equipment assets, $65.0 million and $63.6 million in 2024 and 2023, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)	December 31, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value, 750,000,000 shares authorized; 469,822,472 and 447,381,671 shares outstanding, respectively	$4.7	$4.5
Preferred stock - $0.01 par value, 20,000,000 shares authorized; 0 and 40,000 shares outstanding, respectively	—	486.1
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,521.5	8,879.5
Retained deficit	(711.7)	(967.0)
Accumulated other comprehensive loss	(30.4)	(33.6)
Total NiSource Stockholders' Equity	8,684.2	8,269.6
Noncontrolling interest in consolidated subsidiaries	1,984.1	1,866.7
Total Stockholders’ Equity	10,668.3	10,136.3
Long-term debt, excluding amounts due within one year	12,074.5	11,055.5
Total Capitalization	22,742.8	21,191.8
Current Liabilities
Current portion of long-term debt	1,281.2	23.8
Short-term borrowings	604.6	3,048.6
Accounts payable	863.1	749.4
Customer deposits and credits	268.8	294.4
Taxes accrued	173.4	166.2
Interest accrued	157.0	136.1
Asset retirement obligations	84.6	72.5
Exchange gas payable	91.8	50.5
Regulatory liabilities	150.5	278.6
Accrued compensation and employee benefits	268.2	227.6
Other accruals	170.2	217.4
Total Current Liabilities(1)	4,113.4	5,265.1
Other Liabilities
Deferred income taxes	2,281.6	2,080.4
Accrued liability for postretirement and postemployment benefits	207.5	250.1
Regulatory liabilities	1,431.2	1,510.7
Asset retirement obligations	698.6	480.5
Other noncurrent liabilities and deferred credits	313.0	298.6
Total Other Liabilities(1)	4,931.9	4,620.3
Commitments and Contingencies (Refer to Note 19, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$31,788.1	$31,077.2
(1)Includes $53.7 million and $68.3 million in 2024 and 2023, respectively, of current liabilities, $58.3 million and $55.7 million in 2024 and 2023, respectively, of other liabilities, and finance leases of $40.4 million in 2024, of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31, (in millions)	2024	2023	2022
Operating Activities
Net Income	$844.7	$674.4	$791.8
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	1,043.2	908.2	820.8
Deferred income taxes	168.0	134.1	156.9
Stock compensation expense and 401(k) profit sharing contribution	43.6	33.5	24.9
Loss (gain) on sale of assets	2.9	2.9	(105.3)
Payments for assets retirement obligations	(72.5)	(41.6)	(22.3)
Other adjustments	(52.8)	(17.9)	5.7
Changes in Assets and Liabilities:
Accounts receivable	(101.5)	184.1	(216.3)
Gas storage and other inventories	102.0	233.9	(258.9)
Accounts payable	71.5	(171.8)	165.0
Exchange gas receivable/payable	(133.5)	126.5	57.8
Other accruals	9.5	(102.9)	73.4
Prepayments and other current assets	(75.9)	36.7	(9.8)
Regulatory assets/liabilities	(8.7)	(26.2)	(129.4)
Postretirement and postemployment benefits	(64.3)	(22.0)	84.7
Deferred charges and other noncurrent assets	(20.8)	(10.1)	(4.1)
Other noncurrent liabilities and deferred credits	26.1	(6.7)	(25.5)
Net Cash Flows from Operating Activities	1,781.5	1,935.1	1,409.4
Investing Activities
Capital expenditures	(2,614.0)	(2,645.8)	(2,203.1)
Insurance recoveries	0.8	3.0	105.0
Cost of removal	(166.8)	(160.8)	(151.7)
Purchases of available-for-sale securities	(17.8)	(42.8)	(73.5)
Sales of available-for-sale securities	93.2	39.9	75.7
Milestone and final payments to renewable generation asset developer	(482.0)	(761.4)	(323.9)
Advanced deposits for project costs	(29.0)	—	—
Other investing activities	2.6	(3.7)	1.3
Net Cash Flows used for Investing Activities	(3,213.0)	(3,571.6)	(2,570.2)
Financing Activities
Proceeds from issuance of long-term debt	2,229.5	1,488.7	345.6
Repayments of long-term debt and finance lease obligations	(25.6)	(33.1)	(60.3)
Repayment of short term credit agreements	(1,650.0)	—	—
Issuance of short term credit agreements	—	650.0	1,000.0
Net change in commercial paper and other short-term borrowings	(794.0)	636.4	202.2
Issuance of common stock, net of issuance costs	612.6	12.9	154.3
Redemption of preferred stock	(486.1)	(393.9)	—
Preferred stock redemption premium	(14.0)	(6.2)	—
Payment of obligation to renewable generation asset developer	—	(347.2)	—
Equity costs, premiums and other debt related costs	(67.3)	(30.2)	(13.0)
Contributions from NIPSCO minority interest holders	99.5	2,161.9	—
Distributions to NIPSCO minority interest holders	(50.3)	—	—
Contributions from tax equity partners	—	240.9	21.2
Distributions to tax equity partners	(16.1)	(14.1)	(6.0)
Dividends paid - common stock	(481.0)	(413.5)	(381.5)
Dividends paid - preferred stock	(8.2)	(43.8)	(55.1)
Contract liability payment	—	(66.6)	(66.1)
Net Cash Flows (used for) from Financing Activities	(651.0)	3,842.2	1,141.3
Change in cash, cash equivalents and restricted cash	(2,082.5)	2,205.7	(19.5)
Cash, cash equivalents and restricted cash at beginning of period	2,281.1	75.4	94.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$198.6	$2,281.1	$75.4

Reconciliation to Balance Sheet	2024	2023	2022
Cash and cash equivalents	156.6	2,245.4	40.8
Restricted Cash	42.0	35.7	34.6
Total Cash, Cash Equivalents and Restricted Cash	198.6	2,281.1	75.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

(in millions)	Common Stock	Preferred Stock(1)	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2022	$4.1	$1,546.5	$(99.9)	$7,204.3	$(1,580.9)	$(126.8)	$325.6	$7,272.9
Comprehensive Income:
Net Income (Loss)	—	—	—	—	804.1	—	(12.3)	791.8
Other comprehensive income, net of tax	—	—	—	—	—	89.7	—	89.7
Dividends:
Common stock ($0.94 per share)	—	—	—	—	(381.7)	—	—	(381.7)
Preferred stock (See Note 6)	—	—	—	—	(55.1)	—	—	(55.1)
Noncontrolling Interests:
Contributions from noncontrolling interest	—	—	—	—	—	—	19.1	19.1
Distributions to noncontrolling interest	—	—	—	—	—	—	(6.0)	(6.0)
Stock issuances:
Employee stock purchase plan	—	—	—	5.2	—	—	—	5.2
Long-term incentive plan	—	—	—	14.3	—	—	—	14.3
401(k) and profit sharing	—	—	—	9.7	—	—	—	9.7
ATM Program	0.1	—	—	141.8	—	—	—	141.9
Balance as of December 31, 2022	$4.2	$1,546.5	$(99.9)	$7,375.3	$(1,213.6)	$(37.1)	$326.4	$7,901.8
Comprehensive Income:
Net Income (Loss)	—	—	—	—	714.3	—	(39.9)	674.4
Other comprehensive income, net of tax	—	—	—	—	—	3.5	—	3.5
Dividends:
Common stock ($1.00 per share)	—	—	—	—	(414.1)	—	—	(414.1)
Preferred stock (See Note 6)	—	—	—	—	(43.8)	—	—	(43.8)
Noncontrolling Interests:
Issuance of noncontrolling interests(2)	—	—	—	809.6	—	—	1,361.1	2,170.7
Contributions from noncontrolling interest(3)	—	—	—	—	—	—	233.2	233.2
Distributions to noncontrolling interest	—	—	—	—	—	—	(14.1)	(14.1)
Stock issuances:
Equity Units	0.3	(666.5)	—	666.2	—	—	—	—
Series A Preferred stock redemption	—	(393.9)	—	—	—	—	—	(393.9)
Series A Preferred stock redemption premium	—	—	—	—	(9.8)	—	—	(9.8)
Employee stock purchase plan	—	—	—	5.9	—	—	—	5.9
Long-term incentive plan	—	—	—	12.6	—	—	—	12.6
401(k) and profit sharing	—	—	—	9.9	—	—	—	9.9
Balance as of December 31, 2023	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
Comprehensive Income:
Net Income	—	—	—	—	760.4	—	84.3	844.7
Other comprehensive income, net of tax	—	—	—	—	—	3.2	—	3.2
Dividends:
Common stock ($1.06 per share)	—	—	—	—	(483.0)	—	—	(483.0)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Contributions from noncontrolling interest	—	—	—	—	—	—	99.5	99.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(66.4)	(66.4)
Stock issuances (redemptions):
Series B and B-1 Preferred stock redemption	—	(486.1)	—	—	—	—	—	(486.1)
Series B and B-1 Preferred stock redemption premium	—	—	—	—	(14.0)	—	—	(14.0)
Employee stock purchase plan	—	—	—	6.4	—	—	—	6.4
Long-term incentive plan	—	—	—	26.6	—	—	—	26.6
401(k) and profit sharing	—	—	—	9.2	—	—	—	9.2
ATM Program	0.2	—	—	599.8	—	—	—	600.0
Balance as of December 31, 2024	$4.7	$—	$(99.9)	$9,521.5	$(711.7)	$(30.4)	$1,984.1	$10,668.3
(1) Series A, Series B and Series C shares had an aggregate liquidation preference of $400M, $500M and $863M, respectively.
(2) Relates to the NIPSCO Minority Interest Transaction. See Note 4, "Noncontrolling Interests," for additional discussion.
(3) Contributions from noncontrolling interest is net of transaction costs.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (continued)

	Preferred	Common
(in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2022	1,303	409,266	(3,963)	405,303
Issued:
Employee stock purchase plan	—	186	—	186
Long-term incentive plan	—	375	—	375
401(k) and profit sharing plan	—	337	—	337
ATM Program	—	5,942	—	5,942
Balance as of December 31, 2022	1,303	416,106	(3,963)	412,143
Issued:
Employee stock purchase plan	—	216	—	216
Long-term incentive plan	—	758	—	758
401(k) and profit sharing plan	—	366	—	366
Equity Units(1)	—	33,899	—	33,899
Redeemed:
Equity Units(1)	(863)	—	—	—
Series A Preferred Stock	(400)	—	—	—
Balance as of December 31, 2023	40	451,345	(3,963)	447,382
Issued:
Employee stock purchase plan	—	218	—	218
Long-term incentive plan	—	769	—	769
401(k) and profit sharing plan	—	309	—	309
ATM Program	—	21,144	—	21,144
Redeemed:
Series B and B-1 Preferred Stock	(40)	—	—	—
Balance as of December 31, 2024	—	473,785	(3,963)	469,822
(1)See Note 6, "Equity," for additional information.

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
E.       Investments in Debt Securities. Our investments in debt securities are carried at fair value and are designated as available-for-sale. These investments are included within “Available-for-sale debt securities” on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred income taxes, are recorded to accumulated other comprehensive income or loss. At each reporting period these investments are qualitatively and quantitatively assessed to determine whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. Impairments related to credit loss are recorded through an allowance for credit losses. Impairments that are not related to credit losses are included in other comprehensive income and are reflected in the Statements of Consolidated Income. No material impairment charges were recorded for the years ended December 31, 2024, 2023 or 2022. Refer to Note 14, "Fair Value," for additional information.
F.           Basis of Accounting for Rate-Regulated Subsidiaries. Rate-regulated subsidiaries account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates can be billed and collected. Certain expenses and credits subject to utility regulation or rate determination that would normally be reflected in income for non-regulated entities are deferred on the Consolidated Balance Sheets and are later recognized in income as the related amounts are included in customer rates and recovered from or refunded to customers.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Non-utility property, consisting of renewable generation assets owned by JVs of which we are the primary beneficiary and certain retired regulatory assets described below, is generally depreciated over the life of the associated assets. Refer to Note 9, "Property, Plant and Equipment," for additional information related to depreciation expense.
For rate-regulated companies where provided for in rates, AFUDC is capitalized on all classes of property except organization costs, land, autos, office equipment, tools and other general property purchases. The allowance is applied to construction costs for that period of time between the date of the expenditure and the date on which such project is placed in service. Our consolidated pre-tax rate for AFUDC was 4.8% in 2024, 3.9% in 2023 and 3.4% in 2022.
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
External and internal costs associated with on-premise computer software developed for internal use are capitalized. Capitalization of such costs commences upon the completion of the preliminary stage of each project. Once the installed software is ready for its intended use, such capitalized costs are amortized on a straight-line basis generally over a period of five years. External and internal up-front implementation costs associated with cloud computing arrangements that are service contracts are deferred on the Consolidated Balance Sheets, with the associated internal-use software capitalized to plant if the we have a contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for us to either run the software on our own hardware or contract with another party unrelated to the vendor to host the software. Once the installed software is ready for its intended use, such deferred costs are amortized on a straight-line basis to "Operation and maintenance," over the minimum term of the contract plus contractually-provided renewal periods that are reasonably expected to be exercised.
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
I.         Accounts Receivable Transfer Programs. Certain of our subsidiaries have agreements with third parties to transfer certain accounts receivable without recourse. These transfers of accounts receivable are accounted for as secured borrowings. The entire gross receivables balance remains on the December 31, 2024 and 2023 Consolidated Balance Sheets. When amounts are securitized, the short-term debt is recorded in the amount of proceeds received from the transferees involved in the transactions. Refer to Note 7, "Short-Term Borrowings," for further information.
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
K.           Gas Storage and Other Inventories. Both the LIFO inventory methodology and the weighted average cost methodology are used to value natural gas in storage, as approved by regulators for all of our regulated subsidiaries. Inventory valued using LIFO was $43.8 million and $43.9 million at December 31, 2024 and 2023, respectively. Based on the average cost of gas using the LIFO method, the estimated replacement cost of gas in storage was less than the stated LIFO cost by $12.8 million at December 31, 2024 and was less than the stated LIFO cost by $22.5 million at December 31, 2023. As all LIFO inventory costs are collected from customers through our rate-regulated subsidiaries, no inventory impairment has been recorded. Gas inventory valued using the weighted average cost methodology was $135.8 million at December 31, 2024 and $222.0 million at December 31, 2023.

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
L.           Accounting for Exchange and Balancing Arrangements of Natural Gas. Our Columbia Operations and NIPSCO Operations segment enters into balancing and exchange arrangements of natural gas as part of its operations and off-system sales programs. We record a receivable or payable for any of our respective cumulative gas imbalances, as well as for any gas inventory borrowed or lent under an exchange agreement. Exchange gas is valued based on individual regulatory jurisdiction requirements (for example, historical spot rate, spot at the beginning of the month). These receivables and payables are recorded as “Exchange gas receivable” or “Exchange gas payable” on our Consolidated Balance Sheets, as appropriate.
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
N.       Income Taxes and Investment Tax Credits. Under the asset and liability method, deferred income taxes are provided for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Investment tax credits associated with regulated operations are deferred and amortized as a reduction to income tax expense over the estimated useful lives of the related properties. Furthermore, the tax basis of the asset is reduced by 50% of the ITCs received, resulting in a net deferred tax asset.
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
P.           Environmental Expenditures. We accrue for costs associated with environmental remediation obligations, including expenditures related to asset retirement obligations and cost of removal, when the incurrence of such costs is probable and the amounts can be reasonably estimated, regardless of when the expenditures are actually made. The estimated future expenditures are based on currently enacted laws and regulations, existing technology and estimated site-specific costs where assumptions may be made about the nature and extent of site contamination, the extent of cleanup efforts, costs of alternative cleanup methods and other variables. The liability is adjusted as further information is discovered or circumstances change. The accruals for estimated environmental expenditures are recorded on the Consolidated Balance Sheets in “Other accruals” for short-term portions of these liabilities and “Other noncurrent liabilities and deferred credits” for the respective long-term portions of these liabilities. Rate-regulated subsidiaries applying regulatory accounting establish regulatory assets on the Consolidated Balance

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Sheets to the extent that future recovery of environmental remediation costs is probable through the regulatory process. Refer to Note 11, "Asset Retirement Obligations," and Note 19, "Other Commitments and Contingencies," for further information.
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
On December 31, 2023, the NIPSCO Minority Interest Transaction closed and a 19.9% equity interest in NIPSCO Holdings II, the sole owner of NIPSCO, was issued to an affiliate of Blackstone. NIPSCO Holdings II does not meet the criteria of a VIE and instead is consolidated under the voting interest model in accordance with ASC 810 as we maintain control through a majority interest in NIPSCO Holdings II. Refer to Note 4, "Noncontrolling Interests," for further discussion on the NIPSCO Minority Interest Transaction.
We fund a portion of our renewable generation assets through JVs with tax equity partners. We consolidate these JVs in accordance with ASC 810 as they are VIEs in which we hold a variable interest, and we control decisions that are significant to the JVs' ongoing operations and economic results (i.e., we are the primary beneficiary).
These JVs are subject to profit sharing arrangements in which the allocation of the JVs' cash distributions and tax benefits to members is based on factors other than members' relative ownership percentages. As such, we utilize the HLBV method to allocate proceeds to each partner at the balance sheet date based on the liquidation provisions of the related JV's operating agreement and adjust the amount of the VIE's net income attributable to us and the noncontrolling tax equity member during the period.
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
2.     Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This pronouncement requires disaggregated disclosure of income statement expenses for public business entities. The ASU requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
statement. The ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impacts this amendment will have on our required disclosures.

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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This pronouncement enhances annual and interim disclosure requirements over reportable segments, primarily through enhanced disclosures about significant segment expenses. Specifically, the pronouncement requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, disclosure of an amount for other segment items representing the difference between segment revenue and segment expenses already disclosed, disclosure of all required annual disclosures for interim periods and disclosure of title and position of the CODM and how the CODM uses reported measures. The pronouncement also allows for more than one measure of segment profit if the CODM uses more than one measure in assessing segment performance. This pronouncement is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this pronouncement as of December 31, 2024 with retrospective application and updated its disclosures to include significant expenses regularly provided to the CODM, the CODM's title and how the CODM utilizes reported measures. See Note 21, "Business Segment Information" for further discussion.

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
In addition to tariff-based sales, our gas distribution in both our Columbia Operations and NIPSCO Operations segments enters into balancing and exchange arrangements of natural gas as part of our operations and off-system sales programs. Performance obligations for these types of sales include transportation and storage of natural gas and can be satisfied at a point in time or over a period of time, depending on the specific transaction. For those transactions that span a period of time, we record a

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
receivable or payable for any cumulative gas imbalances, as well as for any gas inventory borrowed or lent under a gas distribution operations exchange agreement.
Revenue Disaggregation and Reconciliation. We disaggregate revenue from contracts with customers based upon reportable segment, as well as by customer class. As of January 1, 2024, we have changed our reportable segments from Gas Distribution Operations and Electric Operations to Columbia Operations and NIPSCO Operations. Our historical segment disclosures have been recast to be consistent with the current presentation. For additional information see Note 21, "Business Segment Information".
The Columbia Operations segment provides regulated natural gas service and transportation for residential, commercial and industrial customers in Ohio, Pennsylvania, Virginia, Kentucky, and Maryland. The NIPSCO Operations segment provides regulated gas and electric service in northern Indiana for residential, commercial and industrial customers.
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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Statements of Consolidated Income:

Year Ended December 31, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,833.8	$531.4	$—	$2,365.2
Commercial	580.3	199.2	—	779.5
Industrial	144.2	79.0	—	223.2
Off-system	42.6	—	—	42.6
Wholesale	1.2	—	—	1.2
Miscellaneous(1)	26.3	15.4	—	41.7
Subtotal	$2,628.4	$825.0	$—	$3,453.4
Electric Generation and Power Delivery
Residential	$—	$649.9	$—	$649.9
Commercial	—	620.4	—	620.4
Industrial	—	499.1	—	499.1
Wholesale	—	38.3	—	38.3
Public Authority	—	8.1	—	8.1
Miscellaneous(1)	—	13.7	—	13.7
Subtotal	$—	$1,829.5	$—	$1,829.5
Total Customer Revenues(2)	2,628.4	2,654.5	—	5,282.9
Other Revenues(3)	74.8	96.5	0.9	172.2
Total Operating Revenues	$2,703.2	$2,751.0	$0.9	$5,455.1
(1)Amounts included in Columbia Operations are primarily related to earnings sharing mechanisms and late fees. Amounts included in NIPSCO Operations are primarily related to revenue refunds, public repairs and property rentals.
(2)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
(3)Amounts included in Columbia Operations primarily relate to weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to weather normalization adjustment mechanisms, MISO multi-value projects and revenue from non-jurisdictional transmission assets.

Year Ended December 31, 2023 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,827.5	$635.0	$—	$2,462.5
Commercial	598.9	249.0	—	847.9
Industrial	139.0	87.0	—	226.0
Off-system	60.6	—	—	60.6
Wholesale	1.6	—	—	1.6
Miscellaneous(1)	33.4	14.8	—	48.2
Subtotal	2,661.0	985.8	—	3,646.8
Electric Generation and Power Delivery
Residential	—	583.9	—	583.9
Commercial	—	578.1	—	578.1
Industrial	—	474.1	—	474.1
Wholesale	—	32.0	—	32.0
Public Authority	—	11.5	—	11.5
Miscellaneous(1)	—	21.4	—	21.4
Subtotal	—	1,701.0	—	1,701.0
Total Customer Revenues(2)	$2,661.0	$2,686.8	$—	$5,347.8
Other Revenues(3)	72.9	83.9	0.8	157.6
Total Operating Revenues	$2,733.9	$2,770.7	$0.8	$5,505.4
(1)Amounts included in Columbia Operations are primarily related to earnings sharing mechanisms and late fees. Amounts included in NIPSCO Operations are primarily related to late fees, property rentals, revenue refunds, and adjustments.
(2)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily related to weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily related to MISO multi-value projects and revenue from non-jurisdictional transmission assets.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Year Ended December 31, 2022 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,918.2	$691.5	$—	$2,609.7
Commercial	672.2	267.4	—	939.6
Industrial	135.5	85.1	—	220.6
Off-system	192.9	—	—	192.9
Wholesale	2.1	—	—	2.1
Miscellaneous(1)	27.3	10.9	—	38.2
Subtotal	$2,948.2	$1,054.9	$—	$4,003.1
Electric Generation and Power Delivery
Residential	$—	$592.4	$—	$592.4
Commercial	—	571.0	—	571.0
Industrial	—	560.6	—	560.6
Wholesale	—	13.5	—	13.5
Public Authority	—	12.1	—	12.1
Miscellaneous(1)	—	(14.1)	—	(14.1)
Subtotal	$—	$1,735.5	$—	$1,735.5
Total Customer Revenues(2)	$2,948.2	$2,790.4	$—	$5,738.6
Other Revenues(3)	3.7	95.8	12.5	112.0
Total Operating Revenues	$2,951.9	$2,886.2	$12.5	$5,850.6
(1)Amounts included in Columbia Operations are primarily related to earnings share mechanisms and late fees. Amounts included in NIPSCO Operations are primarily related to revenue trackers, late fees and property rentals.2.1
(2)Customer revenue amounts exclude intersegment revenues. See Note 21, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily related to weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily related to MISO multi-value projects and revenue from non-jurisdictional transmission assets. Amounts included in Corporate and Other primarily related to the Transition Services Agreement entered into in connection with the sale of the Massachusetts Business.

Customer Accounts Receivable. Accounts receivable on our Consolidated Balance Sheets includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of their last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the year ended December 31, 2024, are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2023	$479.4	$337.6
Balance as of December 31, 2024	525.1	408.1
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
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of December 31, 2024 and December 31, 2023, are presented in the tables below:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2024	$10.2	$11.9	$0.8	$22.9
Current period provisions	26.7	12.1	—	38.8
Write-offs charged against allowance	(43.9)	(11.0)	(0.8)	(55.7)
Recoveries of amounts previously written off	16.8	0.9	—	17.7
Balance as of December 31, 2024	$9.8	$13.9	$—	$23.7

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2023	$11.1	$12.0	$0.8	$23.9
Current period provisions	28.3	11.5	—	39.8
Write-offs charged against allowance	(49.2)	(12.4)	—	(61.6)
Recoveries of amounts previously written off	20.0	0.8	—	20.8
Balance as of December 31, 2023	$10.2	$11.9	$0.8	$22.9
4.    Noncontrolling Interests
Variable Interest Entities. A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. Refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. Noncontrolling Interest," for information on our accounting policy for the VIEs.
NIPSCO is the managing member and operator of two wind JVs, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO is also a managing member and operator of two solar JVs, Indiana Crossroads Solar and Dunns Bridge I, which have a nameplate capacity of 200 MW and 265 MW, respectively. We have determined that these JVs are VIEs. NIPSCO controls decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
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

We did not provide any financial or other support during the year that was not contractually required.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Our Consolidated Balance Sheets included the following assets and liabilities associated with VIEs.

(in millions)	December 31, 2024	December 31, 2023
Net Property, Plant and Equipment	$1,323.8	$1,369.8
Current assets	65.0	63.6
Total assets(1)(2)	1,388.8	1,433.4
Current liabilities	53.7	68.3
Asset retirement obligations	58.3	55.7
Finance lease obligations	40.4	—
Total liabilities(1)(2)	$152.4	$124.0
(1)The assets of each VIE represent assets of a consolidated VIE that can be used only to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of December 31, 2024.

Voting Interest Entities. On December 31, 2023, we consummated the NIPSCO Minority Interest Transaction for a capital contribution of $2.16 billion in cash. The difference between the $2.16 billion consideration received and the $1.36 billion carrying value of the noncontrolling interest claim on net assets was recorded to additional paid-in capital, net of $54.7 million in transaction costs and a $63.5 million income tax benefit. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. For the twelve months ending December 31, 2024 we received $99.5 million of contributions, and we made $50.3 million of distributions, to our NIPSCO minority interest holders. See Note 19, "Other Commitments and Contingencies - E. Other Matters," for a detailed discussion of the NIPSCO Holdings II LLC Agreement and governance structure.

5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Diluted EPS includes the incremental effects of the various long-term incentive compensation plans and ATM forward sale agreements under the treasury stock method when the impact would be dilutive. For the purposes of determining diluted EPS, for the twelve months ended December 31, 2023 and 2022, the shares underlying the purchase contracts included within the Equity Units were included in the calculation of potential common stock outstanding using the if-converted method under US GAAP and we assumed share settlement of the remaining purchase contract payment balance from our Equity Units based on the average share price during the period. This method assumes conversion at the beginning of the reporting period, or at time of issuance, if later. The purchase contracts were settled on December 1, 2023. For the purchase contracts, the number of shares of our common stock that would have been issuable at the end of each reporting period prior to the settlement date were reflected in the denominator of our diluted EPS calculation. A numerator adjustment was reflected in the calculation of diluted EPS for interest expense incurred in 2023 and 2022, net of tax, related to the purchase contracts.

We adopted ASU 2020-06 on January 1, 2022, which required us to assume share settlement of the remaining purchase contract payment balance from our Equity Units based on the average share price during the period.
The shares underlying the Series C Mandatory Convertible Preferred Stock included within the Equity Units were contingently convertible as the conversion was contingent on a successful remarketing. Contingently convertible shares where conversion was not tied to a market price trigger were excluded from the calculation of diluted EPS until such time as the contingency had been resolved under the if-converted method. The unsuccessful remarketing resolved the contingency and no shares were reflected in the denominator for the years ended December 31, 2023 and 2022, for the calculation of diluted EPS.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
During 2022, we had no outstanding securities other than common and preferred stock, which required holders’ participation in dividends and earnings; therefore, we were not required to calculate EPS under the two-class method. Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, to the extent they are dilutive. Refer to Note 6, "Equity," for additional information.
The following table presents the calculation of our basic and diluted EPS:

Year Ended December 31, (in millions, except per share amounts)	2024	2023	2022
Numerator:
Net Income Available to Common Shareholders	$739.7	$661.7	$749.0
Less: Income allocated to participating securities	1.6	0.6	—
Net Income Available to Common Shareholders - Basic	$738.1	$661.1	$749.0
Add: Dilutive effect of Equity Units	—	1.4	2.0
Net Income Available to Common Shareholders - Diluted	$738.1	$662.5	$751.0
Denominator:
Average common shares outstanding - Basic	454.2	416.1	407.1
Dilutive potential common shares:
Equity Units purchase contracts	—	29.8	30.2
Equity Units purchase contract payment balance	—	0.9	3.2
Shares contingently issuable under employee stock plans	0.9	0.7	0.9
Shares restricted under employee stock plans	0.3	0.4	0.5
ATM Forward agreements	0.6	—	0.8
Average Common Shares - Diluted	456.0	447.9	442.7
Earnings per common share:
Basic	$1.63	$1.59	$1.84
Diluted	$1.62	$1.48	$1.70
6.     Equity
Holders of shares of our common stock are entitled to receive dividends when, as, and if declared by the Board out of funds legally available. The policy of the Board has been to declare cash dividends on a quarterly basis payable on or about the 20th day of February, May, August and November. We have certain debt covenants that could potentially limit the amount of dividends we could pay in order to maintain compliance with these covenants. Refer to Note 8, "Long-Term Debt," for more information. As of December 31, 2024, these covenants did not restrict the amount of dividends that were available to be paid.
There is no preferred stock outstanding as of December 31, 2024.
Common and preferred stock activity for 2024, 2023 and 2022 is described further below.
ATM Program. In February 2024, we entered into eight separate equity distribution agreements pursuant to which we were able to sell up to an aggregate of $900.0 million of our common stock.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

In September 2024, under the ATM program, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 1,495,949 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $34.01 per share. On November 19, 2024 we settled all the shares under the forward sale agreement for $50.3 million, based on a net price of $33.64 per share.

In September 2024, under the ATM program, we executed a second forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchasers under our forward sale agreement borrowed 1,500,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $34.32 per share. On November 20, 2024 we settled all the shares under the forward sale agreement for$51.0 million, based on a net price of $33.99 per share.
As of December 31, 2024, the ATM program had approximately $297.7 million of equity available for issuance. The program expires on December 31, 2025.

Series A Preferred Stock. During 2023, there were $28.25 dividends declared per share for the Series A Preferred Stock.
On June 15, 2023, we redeemed all 400,000 outstanding shares of Series A Preferred Stock for a redemption price of $1,000 per share or $400.0 million in total.

Series B and B-1 Preferred Stock. During 2024 and 2023, dividends declared per share for the Series B Preferred Stock were $406.25 and $1,625.0, respectively.
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
In March 2024, we filed a Certificate of Elimination to our Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to eliminate from the Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designations with respect to the Series B Preferred Stock and the Certificate of Designations with respect to the Series B-1 Preferred Stock. As a result, the 20,000 shares that were previously designated as Series B Preferred Stock and the 20,000 shares that were previously designated as Series B-1 Preferred Stock were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, without designation as to series. The Certificate of Elimination does not change the total number of authorized shares of capital stock of NiSource or the total number of authorized shares of preferred stock. We voluntarily delisted the preferred stock from the New York Stock Exchange on March 15, 2024.

Equity Units. On December 1, 2023, we issued 33,898,837 shares of our common stock under the purchase contract component of the Corporate Units. As of December 1, 2023, each holder of Corporate Units was deemed to have automatically delivered to us the related Series C Mandatory Convertible Preferred Stock that were components of the Corporate Units in full satisfaction of such holder’s obligations under the related purchase contract, and all 862,500 shares of Series C Mandatory Convertible Preferred Stock were returned to the status of authorized but unissued preferred stock, par value of $0.01 per share, without designation as to series. We voluntarily delisted the Corporate Units from the New York Stock Exchange on December 1, 2023.
Refer to Note 5, "Earnings Per Share," for additional information regarding our treatment of the Equity Units for diluted EPS.
On October 21, 2024, we filed a Certificate of Elimination to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to eliminate from the Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designations with respect to the Series C Mandatory Convertible Preferred Stock.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Noncontrolling Interest in Consolidated Subsidiaries. As of December 31, 2024 and 2023, NIPSCO and tax equity partners have completed their cash contributions into the Indiana Crossroads Wind, Rosewater, Indiana Crossroads Solar and Dunns Bridge I JVs. Earnings, tax attributes and cash flows are allocated to both NIPSCO and the respective tax equity partners in varying percentages by category and over the life of the partnership. The tax equity partner's contributions, net of these allocations, is represented as a noncontrolling interest within total equity on the Consolidated Balance Sheets. Refer to Note 4, "Noncontrolling Interests," for more information.
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
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit, and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. At December 31, 2024 and 2023, we had no outstanding borrowings under this facility.
Commercial Paper Program. At December 31, 2024 and December 31, 2023, our commercial paper program had a program limit of up to $1.85 billion and $1.50 billion, respectively. On February 9, 2024, we increased the program limit from $1.50 billion to $1.85 billion. We had $604.6 million and $1,061.0 million of commercial paper outstanding with weighted-average interest rates of 4.73% and 5.65% as of December 31, 2024 and 2023, respectively.
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
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Consolidated Balance Sheets. As of December 31, 2024, the maximum amount we could borrow related to our accounts receivable programs is $175.0 million.
We had zero and $337.6 million short-term borrowings related to the securitization transactions as of December 31, 2024 and 2023, respectively.
For the year ended December 31, 2024 and 2023, $337.6 million and $9.6 million, respectively, was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. For the accounts receivable transfer programs, we pay used facility fees for amounts borrowed, unused commitment fees for amounts not borrowed, and upfront renewal fees. Fees associated with the securitization transactions were $1.5 million, $2.7 million, and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting the receivables securitized, and the receivables cannot be transferred to another party. Refer to Note 23, "Interest Expense, Net," for additional information on securitization transaction fees.
Term Credit Agreements. At December 31, 2023, we had $1.0 billion, and $650.0 million outstanding under term credit agreements with interest rates of 6.41% and 6.50%, respectively. On January 3, 2024, we terminated and repaid in full our $1.0 billion and $650.0 million term credit agreements with proceeds from the NIPSCO Minority Interest Transaction.

Items listed above, excluding the term credit agreements, are presented net in the Statements of Consolidated Cash Flows as their maturities are less than 90 days.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
8.     Long-Term Debt
Our long-term debt as of December 31, 2024 and 2023 is as follows:

Long-term debt type	Maturity as of December 31, 2024	Weighted average interest rate (%)	Outstanding balance as of December 31, (in millions)
			2024	2023
Senior notes:
NiSource	August 2025	0.950%	$1,250.0	$1,250.0
NiSource	May 2027	3.490%	1,000.0	1,000.0
NiSource	December 2027	6.780%	3.0	3.0
NiSource	March 2028	5.250%	1,050.0	1,050.0
NiSource	July 2029	5.200%	600.0	—
NiSource	September 2029	2.950%	750.0	750.0
NiSource	May 2030	3.600%	1,000.0	1,000.0
NiSource	February 2031	1.700%	750.0	750.0
NiSource	June 2033	5.400%	450.0	450.0
NiSource	April 2034	5.350%	650.0	—
NiSource	December 2040	6.250%	152.6	152.6
NiSource	June 2041	5.950%	347.4	347.4
NiSource	February 2042	5.800%	250.0	250.0
NiSource	February 2043	5.250%	500.0	500.0
NiSource	February 2044	4.800%	750.0	750.0
NiSource	February 2045	5.650%	500.0	500.0
NiSource	May 2047	4.375%	1,000.0	1,000.0
NiSource	March 2048	3.950%	750.0	750.0
NiSource	June 2052	5.000%	350.0	350.0
Total senior notes			$12,103.0	$10,853.0
Junior subordinated notes:
NiSource	November 2054	6.950%	500.0	—
NiSource	March 2055	6.375%	500.0	—
Total junior subordinated notes			$1,000.0	$—
Medium term notes:
NiSource	May 2027	7.990%	$29.0	$29.0
NIPSCO	June 2027 to August 2027	7.644%	58.0	58.0
Columbia of Massachusetts	December 2025 to February 2028	6.373%	15.0	15.0
Total medium term notes			$102.0	$102.0
Finance leases:
NiSource Corporate Services	January 2025 to September 2027	3.470%	$14.6	$30.5
NIPSCO	December 2027 to November 2035	5.250%	124.3	61.2
Columbia of Ohio	December 2025 to March 2044	6.150%	85.6	90.3
Columbia of Virginia	July 2029 to November 2039	6.190%	15.2	16.1
Columbia of Kentucky	May 2027	5.360%	0.1	0.2
Columbia of Pennsylvania	July 2027 to May 2035	4.470%	6.4	7.1
Total finance leases			$246.2	$205.4
Less: Unamortized issuance costs and discounts			(95.5)	(81.1)
Less: Current portion of long term debt			(1,281.2)	(23.8)
Total Long-Term Debt			$12,074.5	$11,055.5
Details of our 2024 long-term debt related activity are summarized below:
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
Details of our 2023 long-term debt related activity are summarized below:
•On March 24, 2023, we completed the issuance sale of $750.0 million of 5.250% senior unsecured notes maturing in 2028, which resulted in approximately $742.2 million of net proceeds after discount and debt issuance costs.
•On June 8, 2023, we completed the issuance and sale of $300.0 million of 5.250% senior unsecured notes maturing in 2028 (the "2028 Notes"). The terms of the 2028 Notes, other than the issue date and the price to the public, are identical to the terms of, and constitute as a reopening of, our 5.250% senior unsecured notes due 2028 issued on March 24, 2023. With the incremental issuance, we now have $1.05 billion of 5.250% senior unsecured notes maturing in 2028. On June 8, 2023, we also completed the issuance and sale of $450.0 million of 5.400% senior unsecured notes maturing in 2033. These issuances resulted in approximately $742.5 million of total net proceeds after discount and debt issuance costs.

See Note 19, "Other Commitments and Contingencies - A. Contractual Obligations," for the outstanding long-term debt maturities at December 31, 2024.
Unamortized debt expense, premium and discount on long-term debt applicable to outstanding bonds are being amortized over the life of such bonds.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
We are subject to a financial covenant under our revolving credit facility which requires us to maintain a debt to capitalization ratio that does not exceed 70%. As of December 31, 2024, the ratio was 52.6%.
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
Our indentures generally do not contain any financial maintenance covenants. However, our indentures are generally subject to cross-default provisions ranging from uncured payment defaults of $5.0 million to $50.0 million, and limitations on the incurrence of liens on our assets, generally exempting liens on utility assets, purchase money security interests, preexisting security interests and an additional subset of assets capped at 10% of our consolidated net tangible assets.

9.    Property, Plant and Equipment
Our property, plant and equipment on the Consolidated Balance Sheets are classified as follows:

At December 31, (in millions)	2024	2023
Property, Plant and Equipment
Gas Distribution Utility	$20,007.2	$18,154.5
Electric Utility	8,666.8	7,907.9
Corporate	248.1	274.2
Construction Work in Process	2,084.7	1,261.1
JV Renewable Generation Assets(1)	1,434.2	1,434.4
Non-Utility and Other	1,711.9	1,450.0
Total Property, Plant and Equipment	$34,152.9	$30,482.1
Accumulated Depreciation and Amortization
Gas Distribution Utility	$(4,166.8)	$(3,924.4)
Electric Utility	(2,707.8)	(2,709.5)
Corporate	(163.4)	(174.2)
JV Renewable Generation Assets(1)	(110.4)	(64.5)
Non-Utility and Other	(1,550.6)	(1,334.6)
Total Accumulated Depreciation and Amortization	$(8,699.0)	$(8,207.2)
Net Property, Plant and Equipment	$25,453.9	$22,274.9
(1)These JV renewable generation assets owned and operated by JVs between NIPSCO and unrelated tax equity partners represent Non-Utility Property, are depreciated straight-line over 30 years and are part of our NIPSCO Operations segment. Refer to Note 4, "Noncontrolling Interests," for additional information.

The weighted average depreciation provisions for utility plant, as a percentage of the original cost, for the periods ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
NIPSCO Operations	3.0%	3.0%	2.7%
Columbia Operations	2.6%	2.5%	2.4%

We recognized depreciation expense of $820.4 million, $756.9 million and $685.0 million for the years ended 2024, 2023 and 2022, respectively. The 2024, 2023 and 2022, depreciation expense includes $58.9 million, $12.5 million, and $11.0 million

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
related to the regulatory deferral of income associated with our JVs. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. Noncontrolling Interest," for additional details.
Amortization of on-premise Software Costs. We amortized $85.2 million, $77.5 million and $53.1 million in 2024, 2023 and 2022, respectively, related to software recorded as intangible assets. Our unamortized software balance was $236.1 million and $205.6 million at December 31, 2024 and 2023, respectively.
Amortization of Cloud Computing Costs. We amortized $17.7 million, $12.6 million and $11.1 million in 2024, 2023 and 2022, respectively, related to cloud computing costs to "Operation and maintenance" expense. Our unamortized cloud computing balance was $77.5 million and $32.2 million at December 31, 2024 and 2023, respectively.
10.    Goodwill
Substantially all of our goodwill relates to the excess of cost over the fair value of the net assets acquired in the Columbia acquisition on November 1, 2000. Our goodwill balance was $1,485.9 million as of December 31, 2024 and 2023. The majority of our goodwill has been allocated to the Columbia Operations segment.
For our annual goodwill impairment analysis performed as of May 1, 2024, we completed a quantitative ("step 1") fair value measurement of our reporting units. Fair value of our reporting units was determined based on a weighting of income and market approaches. The income approach calculated discounted cash flows using updated cash flow projections, discount rates and return on equity assumptions. The market approach applied a combination of comparable company multiples and comparable transactions and used the most recent cash flow projections. The test indicated that the fair value of each of the reporting units that are allocated goodwill exceeded their carrying values, indicating that no impairment was necessary.
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
During the fourth quarter of 2024, we continued to evaluate the applicability of revisions to the EPA rule for disposal of CCRs, which was announced in May 2024. As a result, we recorded an increase of $149.7 million based on initial assessments of estimated costs to comply with the EPA rule for certain sites. Additional costs will be recorded if they become probable and estimable. These costs are expected to be recoverable through existing and future depreciation rates. See Note 19, "Other Commitments and Contingencies - D. Environmental Matters," for additional information on the legacy CCR rule.
Changes in our liability for asset retirement obligations for the years 2024 and 2023 are presented in the table below:

(in millions)	2024	2023
Beginning Balance	$553.0	$513.5
Accretion recorded as a regulatory asset/liability	25.3	20.0
Additions	189.9	23.5
Settlements	(72.5)	(41.6)
Change in estimated cash flows	87.5	37.6
Ending Balance	$783.2	$553.0

Certain non-legal costs of removal not yet incurred but have been, and continue to be, included in depreciation rates and collected in the customer rates of the rate-regulated subsidiaries are classified as "Regulatory liabilities" on the Consolidated Balance Sheets.

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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Regulatory assets were comprised of the following items:

At December 31, (in millions)	2024	2023
Regulatory Assets
Unrecognized pension and other postretirement benefit costs (see Note 16)	$485.3	$561.6
Deferred pension and other postretirement benefit costs (see Note 16)	45.3	59.7
Environmental costs (see Note 19-D.)	42.8	40.6
Regulatory effects of accounting for income taxes (see Note 1-N. and Note 15)	172.0	163.5
Under-recovered gas and fuel costs (see Note 1-J.)	82.3	12.7
Depreciation	214.9	201.9
Post-in-service carrying charges	280.8	269.9
Safety activity costs	203.7	206.6
DSM programs	17.8	25.0
Retired coal generating stations	617.0	682.0
Losses on commodity price risk programs (See Note 13)	6.5	24.4
Deferred property taxes	75.9	72.3
Renewable energy investments	81.3	60.8
WAM system filing	21.5	—
Customer assistance programs	24.4	—
Other	105.8	79.2
Total Regulatory Assets	$2,477.3	$2,460.2
Less: Current Portion	319.9	214.3
Total Noncurrent Regulatory Assets	$2,157.4	$2,245.9
Regulatory liabilities were comprised of the following items:

At December 31, (in millions)	2024	2023
Regulatory Liabilities
Over-recovered gas and fuel costs (see Note 1-J.)	$21.4	$144.5
Cost of removal (see Note 11)	482.8	597.2
Regulatory effects of accounting for income taxes (see Note 1-N. and Note 15)	827.0	849.9
Deferred pension and other postretirement benefit costs (see Note 16)	40.4	54.0
Gains on commodity price risk programs (See Note 13)	28.7	23.3
Customer assistance programs	9.4	19.8
Off-system sales sharing	21.4	19.0
Renewable energy investments (See Note 1-S. and Note 4)	77.0	18.1
Rate refunds	16.6	16.1
Other	57.0	47.4
Total Regulatory Liabilities	$1,581.7	$1,789.3
Less: Current Portion	150.5	278.6
Total Noncurrent Regulatory Liabilities	$1,431.2	$1,510.7
Regulatory assets, including under-recovered gas and fuel costs and depreciation, of approximately $671.3 million and $716.4 million as of December 31, 2024 and 2023, respectively, are not earning a return on investment. These costs are recovered over a remaining life of between 15 and 75 years.

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
Deferred pension and other postretirement benefit costs. Primarily relates to the difference between defined benefit plan expense recorded by certain subsidiaries due to regulatory orders and the corresponding expense that would otherwise be recorded in accordance with GAAP. This balance is driven by Columbia of Ohio deferrals.
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
DSM programs. Represents costs associated with Columbia Operations and NIPSCO Operations energy efficiency and conservation programs. Costs are recovered through tracking mechanisms.
Retired coal generating stations. Represents the net book value of Units 7 and 8 of Bailly Generating Station that was retired during 2018 and the net book value of Units 14 and 15 of R.M. Schahfer Generating Station retired in 2021. These amounts are currently being amortized at a rate consistent with their inclusion in customer rates. The August 2023 NIPSCO electric rate case order extends the recovery of, and on, the net book value of the stations by the end of 2034 and implements a revenue credit for the retired units. The credit is based on the difference between the year-end value of Units 14 and 15 and the most recent value established in the last base rate case proceeding or credit compliance filing.
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
Renewable energy investments. Represents the regulatory deferral of renewable energy formation and developer costs.
WAM system filing. Represents the deferral of certain costs, including depreciation and amortization incurred in connection with improvements to its information technology systems through the design, development, and implementation of a new WAM program for the scheduling, dispatch, and execution of work and the management of underlying assets.
Customer Assistance Programs. Represents the difference between the eligible customer assistance program costs and collections, which will be collected from customers.

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
Regulatory effects of accounting for income taxes. Represents amounts owed to customers for deferred taxes collected at a higher rate than the current statutory rates and liabilities associated with accelerated tax deductions owed to customers. Balance includes excess deferred taxes recorded upon implementation of the TCJA in December 2017, net of amounts amortized through 2024 and federal tax credits generated by Cavalry solar facility that are passed back to customers. For discussion of the regulatory impact of the NIPSCO Minority Interest Transaction on deferred taxes, see Note 15, "Income Taxes," for additional details.
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
Renewable energy investments. Represents the regulatory deferral of certain amounts representing the timing difference between the profit earned from the JVs and the amount included in regulated rates to recover our approved investments in consolidated JVs. The offset to the regulatory liability associated with our renewable investments is recorded in "Depreciation expense" on the Statements of Consolidated Comprehensive Income. Refer to Note 1, "Nature of Operations and Summary of Significant Accounting Policies - S. Noncontrolling Interest," Note 4, "Noncontrolling Interests," and Note 9, "Property, Plant and Equipment," for additional information.
Rate Refunds. Represents supplier refunds received by the company that are owed to customers and will be remitted and amounts that are being collected in rates subject to refund.
Off System Sales Sharing. Represents amounts to be passed back to the customers as a result of Off System sales that is shared between the company and the customer.
Regulatory Filings

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

NIPSCO Gas peaker filing
In September 2023, NIPSCO filed a request for issuance of a CPCN for an approximately 400 MW natural gas peaking generation facility with the IURC, which was supplemented in January 2024 based on updates on availability of certain key equipment. A final order was received in October 2024 approving the request.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NIPSCO Electric rate case filing
On February 7, 2025, NIPSCO and certain intervening parties filed a Joint Stipulation and Settlement Agreement with the IURC. New rates proposed to be implemented in 2 steps, with implementation of Step 1 rates effective no later than September 2025 and Step 2 rates to be effective no later than March 2026.

Columbia of Virginia rate case filing
Columbia of Virginia and the intervening parties, with the exception of the Office of the Attorney General, filed a Joint Stipulation and Proposed Recommendation for settlement on December 5, 2024 for an annual revenue increase of $28.2 million, net of SAVE. Rates became effective on an as filed basis in October 2024 and we have recorded a regulatory liability to reflect the pending settlement.

13.     Risk Management Activities
We are exposed to certain risks related to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to limit volatility in the price of natural gas, and manage interest rate exposure.
Risk management assets and liabilities on our derivatives are presented on the Consolidated Balance Sheets as shown below:

	December 31, 2024		December 31, 2023
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$9.1	$2.3	$1.1	$7.5
Total	$9.1	$2.3	$1.1	$7.5
Noncurrent(2)
Derivatives not designated as hedging instruments	$17.9	$1.2	$22.2	$1.9
Total	$17.9	$1.2	$22.2	$1.9
(1) Current assets and liabilities are presented in "Prepayments and other" and "Other accruals", respectively, on the Consolidated Balance Sheets.
(2) Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Consolidated Balance Sheets.

Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at December 31, 2024 and 2023. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $23.5 million and $13.9 million at December 31, 2024 and 2023, respectively.

Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability, for us or on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. As of December 31, 2024 and 2023, we had 77.8 MMDth and 76.1 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO’s average annual GCA purchase volume. As of December 31, 2024, the remaining terms of these instruments range from one to three years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program. The hedging program was executed in December 2023, with an effective date of April 1, 2024 and will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customer’s annual demand. All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Derivatives Designated as Hedging Instruments
Interest rate risk management. As of December 31, 2024 and 2023, we had no forward-starting interest rate swaps outstanding.
The overall net loss related to our multiple settled interest rate swaps is recorded to AOCI. We amortize the net loss over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial in 2024, 2023 and 2022 and are recorded in "Interest expense, net" on the Statements of Consolidated Income.
Cash flows for derivative financial instruments are generally classified as operating activities.
14.    Fair Value
A.Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2024 and December 31, 2023:

Recurring Fair Value Measurements December 31, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Assets
U.S. Treasury debt securities(1)	$80.1	$—	$—	$80.1
Risk management assets	—	27.0	—	27.0
Available-for-sale debt securities	—	86.7	—	86.7
Total	$80.1	$113.7	$—	$193.8
Liabilities
Risk management liabilities	$—	$3.5	$—	$3.5
Total	$—	$3.5	$—	$3.5
(1) Treasury bills are presented in "Cash and cash equivalents" and "Restricted cash" on the Consolidated Balance Sheets.

Recurring Fair Value Measurements December 31, 2023 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Assets
Risk management assets	$—	$23.3	$—	$23.3
Available-for-sale debt securities	—	159.1	—	159.1
Total	$—	$182.4	$—	$182.4
Liabilities
Risk management liabilities	$—	$9.4	$—	$9.4
Total	$—	$9.4	$—	$9.4

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of December 31, 2024 and 2023, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Our available-for-sale debt securities impairments are recognized periodically using an allowance approach. At each reporting date, we utilize a quantitative and qualitative review process to assess the impairment of available-for-sale debt securities at the individual security level. For securities in a loss position, we evaluate our intent to sell or whether it is more-likely-than-not that we will be required to sell the security prior to the recovery of its amortized cost. If either criteria is met, the loss is recognized in earnings immediately, with the offsetting entry to the carrying value of the security. If both criteria are not met, we perform an analysis to determine whether the unrealized loss is related to credit factors. The analysis focuses on a variety of factors that include, but are not limited to, downgrade on ratings of the security, defaults in the current reporting period or projected defaults in the future, the security's yield spread over treasuries, and other relevant market data. If the unrealized loss is not related to credit factors, it is included in other comprehensive income. If the unrealized loss is related to credit factors, the loss is recognized as credit loss expense in earnings during the period, with an offsetting entry to the allowance for credit losses. The amount of the credit loss recorded to the allowance account is limited by the amount at which the security's fair value is less than its amortized cost basis. If certain amounts recorded in the allowance for credit losses are deemed uncollectible, the allowance on the uncollectible portion will be charged off, with an offsetting entry to the carrying value of the security. Subsequent improvements to the estimated credit losses of available-for-sale debt securities will be recognized immediately in earnings. As of December 31, 2024 and December 31, 2023, we recorded $0.1 million and $0.6 million, respectively, as an allowance for credit losses on available-for-sale debt securities as a result of the analysis described above. Continuous credit monitoring and portfolio credit balancing mitigates our risk of credit losses on our available-for-sale debt securities.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at December 31, 2024 and 2023 were:

December 31, 2024 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
Corporate/Other debt securities	$91.9	$0.5	$(5.6)	$(0.1)	$86.7
Total	$91.9	$0.5	$(5.6)	$(0.1)	$86.7

December 31, 2023 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	$63.8	$—	$(3.2)	$—	$60.6
Corporate/Other debt securities	105.2	0.8	(6.9)	(0.6)	98.5
Total	$169.0	$0.8	$(10.1)	$(0.6)	$159.1
(1) Fair value of Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $70.1 million at December 31, 2024.
(2) Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $58.7 million and $74.8 million, respectively, at December 31, 2023.
Realized gains and losses on available-for-sale securities was $2.3 million for the year ended December 31, 2024 and $1.0 million for 2023.
The cost of maturities sold is based upon specific identification. At December 31, 2024, approximately $10.9 million of Corporate/Other debt securities have maturities of less than a year.
There are no material items in the fair value reconciliation of Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023.
Additional plan investments in corporate-owned life insurance are recorded at their cash surrender value, not fair value, and therefore are not included above. These plan investments are classified as "Other investments" on the Consolidated Balance Sheets.
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
Long-term debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. For the years ended December 31, 2024 and 2023, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The carrying amount and estimated fair values of these financial instruments were as follows:

At December 31, (in millions)	Carrying Amount 2024	Estimated Fair Value 2024	Carrying Amount 2023	Estimated Fair Value 2023
Long-term debt (including current portion)	$13,355.7	$12,505.2	$11,079.3	$10,370.9
15.    Income Taxes
Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws and associated regulations involves uncertainty as taxing authorities may interpret the laws differently.

NIPSCO’s historical business activities through the closing of the NIPSCO Minority Interest Transaction in 2023 were included in the consolidated U.S. federal and certain state income tax returns of NiSource Inc. Historically, NIPSCO has been treated as a taxable division of its corporate parent, NiSource Inc., and then as a division of NIPSCO Holdings I effective April 13, 2023. In connection with the NIPSCO Minority Interest Transaction, NIPSCO Holdings I retained NIPSCO’s income tax balances and 80.1% of the excess deferred income tax regulatory balances as described below. NIPSCO Holdings I’s income tax balances are based on the difference between the financial statement amount and the tax basis of its investment in NIPSCO Holdings II.

Income Tax Expense. The components of income tax expense (benefit) were as follows:

Year Ended December 31, (in millions)	2024	2023	2022
Income Taxes
Current
Federal	$(19.3)	$—	$0.4
State	9.4	5.3	7.3
Total Current (Benefit) Expense	(9.9)	5.3	7.7
Deferred
Federal
Taxes before operating loss carryforwards and investment credits	105.9	49.7	87.9
Tax utilization expense of operating loss carryforwards	60.4	65.1	93.1
Investment tax credits	(0.1)	(2.1)	—
State	2.6	22.5	(23.0)
Total Deferred Expense	168.8	135.2	158.0
Deferred Investment Tax Credits	(0.8)	(1.0)	(1.1)
Income Taxes from Continuing Operations	$158.1	$139.5	$164.6
In connection with the NIPSCO Minority Interest Transaction during 2023, NiSource recognized a $63.5 million income tax benefit in additional paid in capital related to 19.9% of NIPSCO’s excess deferred income taxes attributable to Blackstone’s noncontrolling interest. This benefit does not impact NIPSCO’s regulatory books or the excess deferred taxes that will benefit customers through lower future rates in accordance with applicable regulatory orders. See Note 4, "Noncontrolling Interests," for further discussion of the NIPSCO Minority Interest Transaction.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Statutory Rate Reconciliation. The following table represents a reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense from continuing operations:

Year Ended December 31, (in millions)	2024		2023		2022
Book income before income taxes	$1,002.8		$813.9		$956.4
Tax expense at statutory federal income tax rate	210.6	21.0%	170.8	21.0%	200.8	21.0%
Increases (reductions) in taxes resulting from:
State income taxes, net of federal income tax benefit	11.7	1.2	13.7	1.7	4.5	0.5
Amortization of regulatory liabilities	(11.1)	(1.1)	(38.2)	(4.7)	(38.5)	(4.0)
Employee stock ownership plan dividends and other compensation	(1.3)	(0.1)	(1.3)	(0.2)	(1.2)	(0.1)
Federal tax credits	(23.3)	(2.3)	(4.9)	(0.6)	(2.3)	(0.2)
Tax effect of non-controlling Interest	(27.3)	(2.7)	—	—	—	—
Other adjustments	(1.2)	(0.2)	(0.6)	(0.1)	1.3	—
Income Taxes	$158.1	15.8%	$139.5	17.1%	$164.6	17.2%
The increase in tax expense of $18.6 million in 2024 versus 2023 was primarily due to higher pre-tax income, partially offset by the tax effect of non-controlling interest, and higher federal tax credits generated by the Cavalry solar and storage facility that are offset in a regulatory liability to pass back to customers in future periods.

The decrease in the Amortization of Regulatory Liabilities in 2024 versus 2023 was primarily due to the regulatory liability established for the Cavalry tax credits generated in 2024, net of TCJA excess deferred amortization which decreased approximately $7.9 million from the prior year.

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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Net Deferred Income Tax Liability Components. Deferred income taxes result from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The principal components of our net deferred tax liabilities were as follows:

At December 31, (in millions)	2024	2023
Deferred tax liabilities
Accelerated depreciation and other property differences	$1,419.4	$1,384.8
Partnership basis differences	1,328.6	1,241.9
Other regulatory assets	210.1	212.1
Total Deferred Tax Liabilities	2,958.1	2,838.8
Deferred tax assets
Other regulatory liabilities and deferred investment tax credits (including TCJA)	170.4	182.2
Pension and other postretirement/postemployment benefits	58.8	58.6
Loss and credit carryforwards	369.4	422.9
Environmental liabilities	12.2	10.1
Other accrued liabilities	43.4	40.3
Other, net	28.7	50.7
Total Deferred Tax Assets	682.9	764.8
Valuation Allowance	(6.4)	(6.4)
Net Deferred Tax Assets	676.5	758.4
Net Deferred Tax Liabilities	$2,281.6	$2,080.4
In connection with the NIPSCO Minority Interest Transaction, NIPSCO’s deferred taxes were removed from its GAAP books and were reconstituted as deferred taxes on the outside basis difference of NiSource’s investment in NIPSCO Holdings II. These deferred taxes are reflected as partnership basis differences above.

NiSource has the following deductible loss and credit carryforwards:

At December 31, 2024 (in millions)	Deductible Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
Federal losses	$1,369.1	$287.5	$—	2037
Federal investment tax credits	—	2.2	—	2043
Federal production tax credits	—	1.0	—	2040-2043
Federal other credit	—	17.3	—	2029-2043
State losses	2,024.4	81.9	(6.4)	2031-2037
Total		$389.9	$(6.4)
We believe it is not more likely than not that a portion of the benefit from certain state net operating loss carryforwards will be realized. We have recorded a valuation allowance of $6.4 million on the deferred tax assets related to sale of Massachusetts Business assets reflected in the state net operating loss carryforward presented above.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Unrecognized Tax Benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

At December 31, 2024(in millions)	2024	2023	2022
Opening Balance	$21.7	$21.7	$21.7
Gross decreases - tax positions in prior period	—	—	—
Gross increases - current period tax positions	—	—	—
Ending Balance	$21.7	$21.7	$21.7
Offset for net operating loss carryforwards	(21.7)	(21.7)	(21.7)
Balance, Less Net Operating Loss Carryforwards	$—	$—	$—
We are subject to income taxation in the United States and various state jurisdictions, primarily Indiana, Pennsylvania, Kentucky, Massachusetts, Maryland and Virginia.

We participate in the IRS CAP, which provides the opportunity to resolve tax matters with the IRS before filing each year's consolidated federal income tax return. As of December 31, 2024, tax years through 2021 have been audited and are closed to further assessment. The Company has transitioned to the Bridge Phase of the IRS CAP for the year ended December 31, 2022 and participated in the Bridge Plus pilot program in 2022 and 2023. NiSource received a full acceptance letter from the IRS for its 2022 return, but has not yet received a final acceptance letter from the IRS for its 2023 return. However, no adjustments are expected, and the year is effectively closed to further assessment.

The statute of limitations in each of the state jurisdictions in which we operate remains open between 3-4 years from the date the state income tax returns are filed. As of December 31, 2024, there were no state income tax audits in progress that would have a material impact on the consolidated financial statements.

NiSource is obligated to report adjustments resulting from IRS audits or settlements to state taxing authorities. In addition, if NiSource utilizes net operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are generally subject to examination.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve linear property and non-linear natural gas transmission and distribution property must be capitalized as improvements or are allowable as deductions. On June 3, 2024, the IRS extended the favorable rules to a Year 2 adoption period. The Company is planning to elect this change in tax accounting method with its 2024 consolidated tax return filing in the upcoming year and continues to analyze and quantify the provisions of the safe harbor method of accounting.
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
Our Pension and Other Postretirement Benefit Plans’ Asset Management. The Board has delegated oversight of the pension and other postretirement benefit plans’ assets to the NiSource Benefits Committee (the "Committee"). The Committee has adopted investment policy statements for the pension and other postretirement benefit plans’ assets. For the pension plans, we employ a liability-driven investing strategy. A total return approach is utilized for the other postretirement benefit plans’ assets. A mix of diversified investments are used to maximize the long-term return of plan assets and hedge the liabilities at a prudent level of risk. The investment portfolio includes U.S. and non-U.S. equities, real estate, long-term and intermediate-term fixed income and alternative investments. Risk tolerance is established through careful consideration of plan liabilities, funded status, and asset class volatility. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

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
As of December 31, 2024 and December 31, 2023, the acceptable minimum and maximum ranges established by the policy for the pension and other postretirement benefit plans are as follows:

December 31, 2024	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	10%	30%	0%	55%
International Equities	5%	15%	0%	25%
Fixed Income	65%	75%	20%	100%
Real Estate	0%	0%	0%	0%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%

December 31, 2023	Defined Benefit Pension Plan		Postretirement Benefit Plan
Asset Category	Minimum	Maximum	Minimum	Maximum
Domestic Equities	10%	30%	0%	55%
International Equities	5%	15%	0%	25%
Fixed Income	65%	75%	20%	100%
Real Estate	0%	0%	0%	0%
Private Equity	0%	3%	0%	0%
Short-Term Investments	0%	10%	0%	10%

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The actual Pension Plan and Postretirement Plan Asset Mix at December 31, 2024 and December 31, 2023 are as follows:

	Defined Benefit Pension Assets(1)	December 31, 2024	Postretirement Benefit Plan Assets	December 31, 2024
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$258.9	19.4%	$99.6	40.9%
International Equities	122.5	9.2%	40.7	16.7%
Fixed Income	891.2	66.7%	96.5	39.6%
Real Estate	4.0	0.3%	—	—
Cash/Other	59.8	4.4%	6.7	2.8%
Total	$1,336.4	100.0%	$243.5	100.0%
(1)Total includes accrued dividends and pending trades with brokers.

	Defined Benefit Pension Assets(1)	December 31, 2023	Postretirement Benefit Plan Assets(1)	December 31, 2023
Asset Class (in millions)	Asset Value	% of Total Assets	Asset Value	% of Total Assets
Domestic Equities	$261.7	18.3%	$93.7	39.6%
International Equities	141.9	9.9%	40.7	17.2%
Fixed Income	939.9	65.9%	97.0	41.0%
Real Estate	4.0	0.3%	—	—
Cash/Other	79.3	5.6%	5.1	2.2%
Total	$1,426.8	100.0%	$236.5	100.0%
(1)Total includes accrued dividends and pending trades with brokers.
The categorization of investments into the asset classes in the tables above are based on definitions established by the Committee.
Fair Value Measurements. The following table sets forth, by level within the fair value hierarchy, the pension and other postretirement benefits investment assets at fair value as of December 31, 2024 and 2023. Assets are classified in their entirety based on the observability of inputs used in determining the fair value measurement. There were no material investment assets in the pension and other postretirement benefits trusts classified within Level 3 for the years ended December 31, 2024 and 2023.
We use the following valuation techniques to determine fair value. For the year ended December 31, 2024, there were no significant changes to valuation techniques to determine the fair value of our pension and other postretirement benefits' assets.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Fair Value Measurements at December 31, 2024:

(in millions)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$1.2	$1.1	$0.1	$—
Fixed income securities
Government	186.8	—	186.8	—
Corporate	486.6	—	486.6	—
Mortgages/ Asset Backed Securities	3.6	—	3.6	—
Mutual Funds
U.S. multi-strategy	56.1	56.1	—	—
International equities	57.2	57.2	—	—
Private equity limited partnerships(1)
U.S. multi-strategy(2)	3.1	—	—	—
International multi-strategy(3)	0.8	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(1)	4.0	—	—	—
Commingled funds(1)
Short-term money markets	45.9	—	—	—
U.S. equities	202.8	—	—	—
International equities	65.3	—	—	—
Fixed income	214.1	—	—	—
Pension plan assets subtotal	$1,327.6	$114.4	$677.1	$—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	87.4	87.4	—	—
International equities	16.5	16.5	—	—
Fixed income	96.5	96.5	—	—
Commingled funds(1)
Short-term money markets	6.7	—	—	—
U.S. equities	12.2	—	—	—
International equities	24.2	—	—	—
Other postretirement benefit plan assets subtotal	$243.5	$200.4	$—	$—
Due to brokers, net(4)	(0.1)	—	(0.1)	—
Accrued income/dividends	8.9	8.9		—
Total pension and other postretirement benefit plan assets	$1,579.9	$323.7	$677.0	$—
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2024:

(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$52.6	Daily	1 day
U.S. equities	215.0	Daily	1 day - 5 days
International equities	89.5	Monthly	10 days-30 days
Fixed income	214.1	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	8.0	N/A	N/A
Total	$579.2
(1)Private equity and real estate limited partnerships typically call capital over a 3-5 year period and pay out distributions as the underlying investments are liquidated. The typical expected life of these limited partnerships is 0-15 years, and these investments typically cannot be redeemed prior to liquidation.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Fair Value Measurements at December 31, 2023:

(in millions)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
Cash	$2.2	$2.0	$0.2	$—
Equity securities
International equities	1.1	1.1	—	—
Fixed income securities
Government	213.1	—	213.1	—
Corporate	482.2	—	482.2	—
Mortgages/Asset backed securities	2.4	—	2.4	—
Mutual Funds
U.S. multi-strategy	113.1	113.1	—	—
International equities	38.5	38.5	—	—
Private equity limited partnerships(1)
U.S. multi-strategy(2)	4.8	—	—	—
International multi-strategy(3)	1.2	—	—	—
Distressed opportunities	0.1	—	—	—
Real estate(1)	4.0	—	—	—
Commingled funds(1)
Short-term money markets	65.3	—	—	—
U.S. equities	148.5	—	—	—
International equities	102.3	—	—	—
Fixed income	242.2	—	—	—
Pension plan assets subtotal	$1,421.0	$154.7	$697.9	$—
Other postretirement benefit plan assets:
Mutual funds
U.S. multi-strategy	82.4	82.4	—	—
International equities	18.0	18.0	—	—
Fixed income	97.0	97.0	—	—
Commingled funds(1)
Short-term money markets	5.2	—	—	—
U.S. equities	11.4	—	—	—
International equities	22.8	—	—	—
Other postretirement benefit plan assets subtotal	$236.8	$197.4	$—	$—
Due to brokers, net(4)	(2.7)	—	(2.7)	—
Accrued income/dividends	8.5	8.5	—	—
Total pension and other postretirement benefit plan assets	$1,663.6	$360.6	$695.2	$—
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The table below sets forth a summary of unfunded commitments, redemption frequency and redemption notice periods for certain investments that are measured at fair value using the net asset value per share for the year ended December 31, 2023:

(in millions)	Fair Value	Redemption Frequency	Redemption Notice Period
Commingled Funds
Short-term money markets	$70.5	Daily	1 day
U.S. equities	159.9	Daily	1 day -5 days
International equities	125.1	Monthly	10 days - 30 days
Fixed income	242.2	Daily	3 days
Private Equity and Real Estate Limited Partnerships(1)	10.1	N/A	N/A
Total	$607.8
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Our Pension and Other Postretirement Benefit Plans’ Funded Status and Related Disclosure. The following table provides a reconciliation of the plans’ funded status and amounts reflected in our Consolidated Balance Sheets at December 31 based on a December 31 measurement date:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2024	2023	2024	2023
Change in projected benefit obligation(1)
Benefit obligation at beginning of year	$1,401.8	$1,427.4	$468.8	$449.0
Service cost	21.9	20.5	5.0	5.1
Interest cost	64.9	68.4	22.0	21.8
Plan participants’ contributions	—	—	3.6	4.2
Plan amendments	—	—	—	3.4
Actuarial loss (gain)(2)	(64.8)	27.4	(22.5)	29.1
Benefits paid	(136.4)	(141.9)	(40.7)	(44.3)
Estimated benefits paid by incurred subsidy	—	—	0.1	0.5
Projected benefit obligation at end of year	$1,287.4	$1,401.8	$436.3	$468.8
Change in plan assets
Fair value of plan assets at beginning of year	$1,426.8	$1,422.8	$236.5	$224.9
Actual return on plan assets	43.7	142.8	20.0	28.2
Employer contributions	2.4	3.1	23.6	23.4
Plan participants’ contributions	—	—	3.8	4.3
Benefits paid	(136.4)	(141.9)	(40.7)	(44.3)
Fair value of plan assets at end of year	$1,336.5	$1,426.8	$243.2	$236.5
Funded Status at end of year	$49.1	$25.0	$(193.1)	$(232.3)
Amounts recognized in the statement of financial position consist of:
Noncurrent assets	66.5	44.1	—	—
Current liabilities	(2.3)	(2.2)	(1.0)	(1.0)
Noncurrent liabilities	(15.1)	(16.9)	(192.1)	(231.3)
Net amount recognized at end of year(3)	$49.1	$25.0	$(193.1)	$(232.3)
Amounts recognized in accumulated other comprehensive income or regulatory asset/liability(4)
Unrecognized prior service credit	$0.3	$0.3	$3.8	$2.1
Unrecognized actuarial loss	451.4	500.4	47.0	76.6
Net amount recognized at end of year	$451.7	$500.7	$50.8	$78.7
(1)The change in benefit obligation for Pension Benefits represents the change in Projected Benefit Obligation while the change in benefit obligation for Other Postretirement Benefits represents the change in accumulated postretirement benefit obligation.
(2)The pension actuarial gain was primarily driven by the increase in discount rates interest rate movements. The postretirement benefit actuarial loss (gain) was also primarily driven by a increase in discount rates and claims experience changes in trend rates.
(3)We recognize our Consolidated Balance Sheets underfunded and overfunded status of our various defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.
(4)We determined that for certain rate-regulated subsidiaries the future recovery of pension and other postretirement benefits costs is probable. These rate-regulated subsidiaries recorded regulatory assets and liabilities of $485.3 million and zero, respectively, as of December 31, 2024, and $561.6 million and zero, respectively, as of December 31, 2023 that would otherwise have been recorded to accumulated other comprehensive loss.
Our accumulated benefit obligation for our pension plans was $1,278.4 million and $1,390.9 million as of December 31, 2024 and 2023, respectively. The accumulated benefit obligation at each date is the actuarial present value of benefits attributed by the pension benefit formula to employee service rendered prior to that date and based on current and past compensation levels. The accumulated benefit obligation differs from the projected benefit obligation disclosed in the table above in that it includes no assumptions about future compensation levels.
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
For our pension plans as of December 31, 2024 and 2023, only our nonqualified plans were underfunded. These plans have no assets as they are not funded until benefits are paid. The following table sets forth the year end accumulated benefit obligation and projected benefit obligation for pension plans with a projected benefit obligation in excess of plan assets:

	December 31,
	2024	2023
Accumulated Benefit Obligation	$17.4	$19.1
Funded Status
Projected Benefit Obligation	$17.4	$19.1
Funded Status of Underfunded Pension Plans at End of Year	$(17.4)	$(19.1)
The following table sets forth the year end accumulated benefit obligation, projected benefit obligation and fair value of plan assets for pension plans with plan assets in excess of the projected benefit obligation:

	December 31,
	2024	2023
Accumulated Benefit Obligation	$1,261.0	$1,371.8
Funded Status
Fair Value of Plan Assets	$1,336.4	$1,426.8
Projected Benefit Obligation	1,269.9	1,382.7
Funded Status of Overfunded Pension Plans at End of Year	$66.5	$44.1
Our pension plans were overfunded, in aggregate, by $49.1 million at December 31, 2024 compared to being overfunded by $25.0 million at December 31, 2023. The improvement in the funded status was primarily due to an increase in discount rates partially offset by actual return on assets being less than expected return on assets. We contributed $2.4 million and $3.1 million to our pension plans in 2024 and 2023, respectively.
Our other postretirement benefit plans were underfunded, in aggregate by $193.1 million and $232.3 million at December 31, 2024 and 2023, respectively. The change in funded status was primarily due to increased discount rates and actual return on plan assets exceeding expected return. We contributed $23.6 million and $23.4 million to our other postretirement benefit plans in 2024 and 2023, respectively.
In 2024 and 2023, our NiSource Pension Restoration and Columbia Energy Group pension plans paid lump sum payouts in excess of the respective plan's service cost plus interest cost, thereby meeting the requirement for settlement accounting. We recorded settlement charges of $7.2 million and $9.2 million in 2024 and 2023, respectively. In 2024 and 2023, no remeasurement occurred related to lump sum payouts.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table provides the key assumptions that were used to calculate the pension and other postretirement benefits obligations for our various plans as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Weighted-average assumptions to Determine Benefit Obligation
Discount Rate	5.58%	4.95%	5.66%	4.98%
Rate of Compensation Increases	4.00%	4.00%	N/A	N/A
Interest Crediting Rates	4.00%	4.00%	N/A	N/A
Health Care Trend Rates
Trend for Next Year	N/A	N/A	9.77%	8.84%
Ultimate Trend	N/A	N/A	4.75%	4.75%
Year Ultimate Trend Reached	N/A	N/A	2033	2032
We expect to make contributions of approximately $2.3 million to our pension plans and approximately $21.3 million to our postretirement medical and life plans in 2025.
The following table provides benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to the estimated future service of employees:

(in millions)	Pension Benefits	Other Postretirement Benefits
Year(s)
2025	$142.6	$36.6
2026	136.6	36.1
2027	130.9	36.1
2028	125.8	35.8
2029	119.4	35.6
2030-2034	528.6	171.7
The following table provides the components of the plans’ actuarially determined net periodic benefits cost for each of the three years ended December 31, 2024, 2023 and 2022:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2024	2023	2022	2024	2023	2022
Components of Net Periodic Benefit (Income) Cost(1)
Service cost	$21.9	$20.5	$27.8	$5.0	$5.1	$6.5
Interest cost	64.9	68.4	40.5	22.0	21.8	12.0
Expected return on assets	(95.3)	(94.5)	(90.8)	(16.1)	(15.1)	(16.2)
Amortization of prior service cost (credit)	0.1	0.1	0.1	(1.8)	(2.1)	(2.2)
Recognized actuarial loss	28.6	33.7	20.3	3.2	3.3	2.6
Settlement loss	7.2	9.2	12.4	—	—	—
Total Net Periodic Benefits Cost	$27.4	$37.4	$10.3	$12.3	$13.0	$2.7
(1)Service cost is presented in "Operation and maintenance" on the Statements of Consolidated Income. Non-service cost components are presented within "Other, net."

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
The following table provides the key assumptions that were used to calculate the net periodic benefits cost for our various plans:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted-average Assumptions to Determine Net Periodic Benefit Cost
Discount rate - service cost	5.06%	5.25%	3.08%	5.14%	5.30%	3.21%
Discount rate - interest cost	4.88%	5.06%	2.11%	4.89%	5.07%	2.24%
Expected Long-Term Rate of Return on Plan Assets	7.02%	7.00%	4.80%	7.06%	6.96%	5.72%
Rate of Compensation Increases	4.00%	4.00%	4.00%	N/A	N/A	N/A
Interest Crediting Rates	4.00%	4.00%	4.00%	N/A	N/A	N/A
We assumed a 7.02% and 7.06% rate of return on pension and other postretirement plan assets, respectively, for our calculation of 2024 pension benefits and other postretirement benefits costs. These rates were primarily based on asset mix and historical rates of return and were adjusted in 2024 due to changes in asset allocation and projected market returns.
The following table provides other changes in plan assets and projected benefit obligations recognized in other comprehensive income or regulatory asset or liability:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2024	2023	2024	2023
Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Other Comprehensive Income or Regulatory Asset or Liability
Net prior service cost	$—	$—	$—	$3.3
Net actuarial (gain) loss	(13.1)	(20.9)	(26.4)	16.0
Settlements/curtailments	(7.2)	(9.2)	—	—
Less: amortization of prior service cost	(0.1)	(0.1)	1.8	2.1
Less: amortization of net actuarial loss	(28.6)	(33.7)	(3.2)	(3.3)
Total Recognized in Other Comprehensive Income or Regulatory Asset or Liability	$(49.0)	$(63.9)	$(27.8)	$18.1
Amount Recognized in Net Periodic Benefits Cost and Other Comprehensive Income or Regulatory Asset or Liability	$(21.6)	$(26.5)	$(15.5)	$31.1
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
The 2020 Omnibus Plan provides that the number of shares of common stock of NiSource available for awards is 10,000,000 plus the number of shares subject to outstanding awards that expire or terminate for any reason that were granted under the

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
2020 Omnibus Plan, the 2010 Omnibus Plan or any other equity plan under which awards were outstanding as of May 19, 2020. At December 31, 2024, there were 7,216,823 shares available for future awards under the 2020 Omnibus Plan.
We recognized stock-based employee compensation expense of $32.1 million, $23.9 million and $19.0 million, during 2024, 2023 and 2022, respectively, as well as related tax benefits of $7.0 million, $7.7 million and $3.6 million, respectively. We recognized related excess tax benefits from the distribution of vested share-based employee compensation of $2.0 million, $2.9 million, and $0.4 million in 2024, 2023 and 2022, respectively.
As of December 31, 2024, the total remaining unrecognized compensation cost related to non-vested awards amounted to $46.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.8 years.
Restricted Stock Units and Restricted Stock. We granted 655,713, 500,968, and 477,292 restricted stock units and shares of restricted stock to employees, subject to service conditions in 2024, 2023, and 2022, respectively. The total grant date fair value of the restricted stock units and shares of restricted stock during 2024, 2023, and 2022, respectively, was $17.1 million, $13.7 million, and $12.5 million. The grant date fair value for the 2024 and 2023 awards is based on the average market price of our common stock at the date of each grant. For the year ended 2022, the grant date fair value is based on the average market price of our common stock at the date of each grant less the present value of any dividends not received during the vesting period. The awards are expensed over the vesting period which is generally three years. As of December 31, 2024, 592,490, 393,509, and 270,325 non-vested restricted stock units and shares of restricted stock granted in 2024, 2023, and 2022, respectively, were outstanding. Our non-vested restricted stock units have a non-forfeitable right to dividend equivalents, with immaterial amounts paid in the periods ending December 31, 2024 and 2023. See Note 5, "Earnings Per Share," for further discussion.
In general, if an employee terminates employment before the service conditions lapse under the 2022, 2023 or 2024 awards due to (1) retirement or disability (as defined in the 2020 Omnibus Plan), or (2) death, the service conditions will lapse on the date of such termination with respect to a pro rata portion of the restricted stock units and shares of restricted stock based upon the percentage of the service period satisfied between the grant date and the date of the termination of employment. In the event of a change in control (as defined in the 2020 Omnibus Plan), all unvested shares of restricted stock and restricted stock units awarded will immediately vest upon termination of employment occurring in connection with a change in control. Termination due to any other reason, in general, will result in all unvested shares of restricted stock and restricted stock units awarded being forfeited effective on the employee’s date of termination.
A summary of our restricted stock unit award transactions for the year ended December 31, 2024 is as follows:

(shares)	Restricted Stock Units	Weighted Average Award Date Fair Value Per Unit ($)
Non-vested at December 31, 2023	1,066,916	25.71
Granted	655,713	26.10
Forfeited	(167,057)	26.19
Vested	(227,452)	22.90
Non-vested at December 31, 2024	1,328,120	26.49

Employee Performance Shares. We granted 896,363 performance shares subject to service, performance and/or market-based vesting conditions in 2024. The performance conditions for these shares are based on the achievement of one non-GAAP financial measure, achievement of relative total shareholder return, and other operational metrics, which make up 55%, 25%, and 20% of the issued awards respectively.
The non-GAAP financial measure is cumulative adjusted earnings per share, which we define as diluted earnings per share adjusted for certain items. Relative total shareholder return, a market-based vesting condition, which we define as the annualized growth in dividends and share price of a share of our common stock (calculated using a 20 trading day average of our closing price over the performance period, approximately) compared to the total shareholder return of a predetermined peer group of companies. A Monte Carlo analysis was used to value the portion of these awards dependent on the market-based vesting condition. The grant date fair value of the non-GAAP financial measure shares is based on the closing stock price of our common stock at the date of each grant, which will be expensed over the requisite service period of three years. The conditions

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
for the remaining performance-based awards are based on operational goals of Annual Operational Index Scorecard (10%), Employee Engagement Index Score (5%), and Environmental Greenhouse Gas Reduction (5%).
In 2023, we granted 649,088 performance shares subject to service, performance and/or market-based vesting conditions. The performance conditions for these shares are based on the achievement of one non-GAAP financial measure, achievement of relative total shareholder return, and other operational metrics, which make up 50%, 25%, and 25% of the issued awards respectively. The operational metrics consist of goals of economic inclusion (5%), OPEX ("Operating Expenses") Index (10%), Employee Engagement Index Score (5%), and Environmental GHG Reduction (5%). The OPEX Index is further defined by goals related to risk mitigation and modernization of our infrastructure.
In 2022, we granted 566,086 performance shares subject to service, performance and/or market-based vesting conditions. The performance conditions for these shares are based on the achievement of one non-GAAP financial measure, and/or achievement of relative total shareholder return, outlined above. The number of shares that are eligible to vest based on these performance conditions are adjusted based on performance of the magnifier framework for 2022 awards. The operational magnifier framework for 2022 performance shares consists of three areas of focus, including safety, environment, and workforce, representing 20%, 10% and 10%, respectively.
The following table presents details of the performance awards described above.

Award Year	Service Conditions Lapse date	Performance Period	Award Conditions	Shares outstanding at 12/31/2024 (shares)	Grant Date Fair Value (in millions)
2024	2/26/2027	01/01/2024- 12/31/2026	Non-GAAP Financial and Operational Measures	619,673	$17.4
			Relative Total Shareholder Return	206,524	$6.9
2023	2/28/2026	01/01/2023- 12/31/2025	Non-GAAP Financial and Operational Measures	430,670	$13.3
			Relative Total Shareholder Return	143,540	$5.4
2022	2/28/2025	01/01/2022- 12/31/2024	Non-GAAP Financial Measure	195,460	$7.4
			Relative Total Shareholder Return	195,460	$10.6

A summary of our performance award transactions for the year ended December 31, 2024 is as follows:

(shares)	Performance Awards	Weighted Average Grant Date Fair Value Per Unit ($)
Non-vested at December 31, 2023	1,558,509	28.01
Granted	896,363	27.05
Forfeited	(189,080)	31.75
Vested	(546,569)	21.95
Non-vested at December 31, 2024	1,719,223	24.96
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
As of December 31, 2024, 292,566 restricted stock units are outstanding to non-employee directors under either the 2020 Omnibus Plan, the 2010 Omnibus Plan or the Director Plan. Of this amount, 68,436 restricted stock units are unvested and expected to vest.
401(k) Match, Profit Sharing and Company Contribution. Eligible salaried employees hired after January 1, 2010 and hourly and union employees hired after January 1, 2013 receive a non-elective company contribution of 4.5% of eligible pay payable in cash or shares of NiSource common stock. We also have a voluntary 401(k) savings plan covering eligible union and nonunion employees that allows for periodic discretionary matches as a percentage of each participant’s contributions payable in cash or shares. Further, we have a retirement savings plan that provides for discretionary profit sharing contributions to eligible employees. For the years ended December 31, 2024, 2023 and 2022, we recognized 401(k) match, profit sharing and non-elective contribution expense of $56.9 million, $50.7 million and $39.1 million, respectively.
18.    Leases
Lease Descriptions. We are the lessee for substantially all of our leasing activity, which includes operating and finance leases for corporate and field offices, railcars, land, and fleet vehicles. Our corporate and field office leases and certain land leases have remaining terms between 1 and 39 years with options to renew the leases for up to 35 years. We lease railcars to transport coal to and from our electric generation facilities in Indiana. Our railcars are specifically identified in the lease agreements which have remaining lease terms between 1 and 3 years with options to renew for 1 year. Our fleet vehicles include trucks, trailers and equipment that have been customized specifically for use in the utility industry. We lease fleet vehicles for 1 year terms, after which we have the option to extend on a month-to-month basis or terminate with written notice. We elected the short-term lease practical expedient, allowing us to not recognize ROU assets or lease liabilities for all leases with a term of 12 months or less. ROU assets and liabilities on our Consolidated Balance Sheets do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so.
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
Lease costs for the years ended December 31, 2024 and December 31, 2023 are presented in the table below. These costs include both amounts recognized in expense and amounts capitalized as part of the cost of another asset. Income statement presentation for these costs (when ultimately recognized on the income statement) is also included:

Year Ended December 31, (in millions)	Income Statement Classification	2024	2023
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	$27.1	$32.0
Interest on lease liabilities	Interest expense, net	13.5	8.6
Total finance lease cost		40.6	40.6
Operating lease cost	Operation and maintenance	14.7	11.3
Total lease cost		$55.3	$51.9

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Our right-of-use assets and liabilities are presented in the following lines on the Consolidated Balance Sheets:

At December 31, (in millions)	Balance Sheet Classification	2024	2023
Assets
Finance leases	Net Property, Plant and Equipment	$222.9	$184.3
Operating leases	Deferred charges and other	26.4	32.9
Total leased assets		$249.3	217.2
Liabilities
Current
Finance leases	Current portion of long-term debt	$22.9	23.8
Operating leases	Other accruals	9.1	8.3
Noncurrent
Finance leases	Long-term debt, excluding amounts due within one year	223.3	181.6
Operating leases	Other noncurrent liabilities and deferred credits	18.2	25.8
Total lease liabilities		$273.5	$239.5
Other pertinent information related to leases was as follows:

Year Ended December 31, (in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for finance leases	$11.2	$9.3
Operating cash flows used for operating leases	14.5	11.1
Financing cash flows used for finance leases	26.9	33.1
Right-of-use assets obtained in exchange for lease obligations
Finance leases	65.9	64.5
Operating leases	$12.2	$5.6

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Finance leases	20.5	16.4
Operating leases	5.6	6.7
Weighted-average discount rate
Finance leases	5.6%	5.5%
Operating leases	4.5%	4.3%

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Maturities of our lease liabilities as of December 31, 2024 were as follows:

As of December 31, 2024, (in millions)	Total	Finance Leases	Operating Leases
2025	$44.6	$34.6	$10.0
2026	34.7	29.4	5.3
2027	28.5	24.2	4.3
2028	26.1	23.0	3.1
2029	21.5	19.0	2.5
Thereafter	304.9	299.2	5.7
Total lease payments	460.3	429.4	30.9
Less: Imputed interest	(186.8)	(183.2)	(3.6)
Total	$273.5	$246.2	$27.3
Reported as of December 31, 2024
Short-term lease liabilities	32.0	22.9	9.1
Long-term lease liabilities	241.5	223.3	18.2
Total lease liabilities	$273.5	$246.2	$27.3

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
19.    Other Commitments and Contingencies
A.        Contractual Obligations. We have certain contractual obligations requiring payments at specified periods. The obligations include long-term debt, lease obligations, energy commodity contracts and obligations for various services including pipeline capacity and outsourcing of IT services. The total contractual obligations in existence at December 31, 2024 and their maturities were:

(in millions)	Total	2025	2026	2027	2028	2029	After
Long-term debt (1)	$13,205.0	$1,260.0	$—	$1,090.0	$1,055.0	$1,350.0	$8,450.0
Interest payments on long-term debt	8,090.3	566.2	551.1	531.7	481.6	453.9	5,505.8
Finance leases(2)	429.4	34.6	29.4	24.2	23.0	19.0	299.2
Operating leases(3)	30.9	10.0	5.3	4.3	3.1	2.5	5.7
Energy commodity contracts	119.7	118.5	0.3	0.3	0.4	0.2	—
Service obligations:
Pipeline service obligations	2,694.6	685.5	631.2	609.2	373.2	245.2	150.3
IT service obligations	120.7	73.9	30.3	11.4	5.1	—	—
Plant equipment purchase obligations	173.5	140.5	24.9	4.3	3.8	—	—
Other liabilities(4)	336.0	287.0	7.9	7.7	7.6	7.7	18.1
Total contractual obligations	$25,200.1	$3,176.2	$1,280.4	$2,283.1	$1,952.8	$2,078.5	$14,429.1
(1) Long-term debt balance excludes unamortized issuance costs and discounts of $95.5 million.
(2) Finance lease payments shown above are inclusive of interest totaling $183.2 million.
(3) Operating lease payments shown above are inclusive of interest totaling $3.6 million. Operating lease balances do not include obligations for possible fleet vehicle lease renewals beyond the initial lease term. While we have the ability to renew these leases beyond the initial term, we are not reasonably certain to do so as they are renewed month-to-month after the first year.
(4)Other liabilities shown above are primarily related to the Dunns Bridge II and Indiana Crossroads Solar Developer payments due in 2025 and ongoing maintenance service agreements for our renewable joint ventures.
Purchase and Service Obligations. We have entered into various purchase and service agreements whereby we are contractually obligated to make certain minimum payments in future periods. Our energy commodity contracts are for the purchase of physical quantities of natural gas, electricity and coal. Our service obligations, consisting of pipeline service obligations and IT service obligations, encompass a broad range of business support and maintenance functions which are generally described below. Our plant equipment purchase obligations are for plant equipment, typically for generation assets, with long lead times that require payments made over time
Our subsidiaries have entered into various energy commodity contracts to purchase physical quantities of natural gas, electricity and coal. These amounts represent the minimum quantity of these commodities we are obligated to purchase at both fixed and variable prices. To the extent contractual purchase prices are variable, obligations disclosed in the table above are valued at market prices as of December 31, 2024.
NIPSCO has PPAs representing a total of 600 MW of wind power, with contracts expiring between 2038 and 2040. No minimum quantities are specified within these agreements due to the variability of electricity generation from wind, so no amounts related to these contracts are included in the table above. Upon early termination of one of these agreements by NIPSCO for any reason (other than material breach by the counterparties), NIPSCO may be required to pay a termination charge that could be material depending on the events giving rise to termination and the timing of the termination.
We have pipeline service agreements that provide for pipeline capacity, transportation and storage services. These agreements, which have expiration dates ranging from 2028 to 2038, require us to pay fixed monthly charges.
NIPSCO has contracts with three major rail operators providing coal transportation services for which there are certain minimum payments. These service contracts extend for various periods through 2025.
We have executed agreements with multiple IT service providers. The agreements extend for various periods through 2029.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
B.        Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended commercial purposes. At December 31, 2024 and 2023, we issued stand-by letters of credit of $9.4 million and $9.9 million, respectively, for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At December 31, 2024 and 2023, our guarantees for multiple BTAs totaled $1,127.5 million and $646.1 million, respectively. The amount of each guaranty will decrease upon completion of certain milestones for the construction of the facilities, including mechanical and substantial completion. See “- E. Other Matters - Generation Transition,” below for more information.
We provide guarantees related to some of our rail and pipeline service agreements. If we do not meet our contractual obligations under the terms of these agreements we would be required to pay up to a maximum of $61.7 million.
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
It is management's continued intent to address environmental issues in cooperation with regulatory authorities in such a manner as to achieve mutually acceptable compliance plans. However, there can be no assurance that fines and penalties will not be incurred. Management expects the majority of environmental assessment and remediation costs and asset retirement costs, further described below, to be recoverable through rates. See Note 11, "Asset Retirement Obligations" and Note 12, "Regulatory Matters," for additional detail.
As of December 31, 2024 and 2023, we had recorded a liability of $91.8 million and $80 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Consolidated Balance Sheets. We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
MGP. We maintain a program to identify and investigate former MGP sites where gas distribution subsidiaries or predecessors may have liability. The program has identified 51 such sites where liability is probable. Remedial actions at many of these sites are being overseen by state or federal environmental agencies through consent agreements or voluntary remediation agreements.
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. We recorded an $11.2 million increase to the estimated future remediation costs as a result of the refresh completed in the second quarter of 2024. No material changes to the estimated future remediation costs were noted as a result of an internal quarterly review of environmental reserves completed as of December 31, 2024. Our total estimated liability related to the facilities subject to remediation was $86.4 million and $73.7 million at December 31, 2024 and 2023, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $16.3 million in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date, and experience with similar facilities.
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
On May 8, 2024, the EPA finalized changes to the current CCR regulations ("Legacy CCR Rule") which address inactive surface impoundments at inactive facilities, referred to as legacy impoundments, and CCR management units ("CCRMUs") at inactive and active facilities. The rule largely requires these newly regulated units to conform to existing requirements, such as groundwater monitoring, closure requirements, and post-closure care. During 2024, we recorded additional asset retirement obligations of $149.7 million to cover probable and estimable compliance activities associated with the Legacy CCR Rule with an offsetting regulatory asset. Facility evaluations for CCRMUs are required by February 2026 and 2027. NIPSCO continues to assess whether existing legal obligations associated with the retirement of certain facilities must be revised and to estimate probable additional required asset retirement costs. NIPSCO expects to receive recovery of any such costs through existing and future depreciation rates.
E.         Other Matters
Generation Transition. NIPSCO has executed several BTAs with developers to construct renewable generation facilities. NIPSCO has received IURC approval for all of its BTAs and PPAs. In October 2024, NIPSCO contracted with a developer to convert the previously approved Templeton Wind PPA to a BTA and has provided a notice of intent to file a CPCN with the IURC. In addition to IURC approval, NIPSCO's purchase obligation under certain BTAs is dependent on timely completion of construction. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. With respect to BTAs for which tax equity partnerships are utilized, once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value the remaining interest in the JV from the tax equity partner. In January 2024, the IURC approved the full ownership of Cavalry and Dunns Bridge II which will allow those BTAs to be executed through direct ownership. In March 2024, Cavalry achieved mechanical completion, resulting in NIPSCO making a $110.6 million payment to the developer. In May 2024, Cavalry achieved substantial completion and commenced commercial operations, resulting in NIPSCO making a $114.9 million payment to the developer. In August 2024, the IURC approved full ownership of the Gibson and Fairbanks projects as well as an increase to the cost of the Fairbanks project. In January 2025, Fairbanks achieved mechanical completion resulting in NIPSCO making a $336.6 million payment to the developer. In September 2024, Dunns Bridge II achieved mechanical completion, resulting in NIPSCO making a $153.3 million payment to the developer. In January 2025, substantial completion was achieved requiring a final payment of $217.6 million to be paid in February 2025. NIPSCO has filed a request to modify the ownership structure for the Templeton wind project to become a wholly owned project.
NIPSCO Minority Interest Transaction. On December 31, 2023, pursuant to the terms of the BIP Purchase Agreement and simultaneously with the closing of the NIPSCO Minority Interest Transaction, Blackstone, NIPSCO Holdings I, NIPSCO

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
Holdings II and NiSource entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") of NIPSCO Holdings II. Specifically, under the terms of the LLC Agreement, Blackstone will provide up to $250 million in additional capital contributions over a three-year period after the closing, which the obligation is backed by an Equity Commitment Letter from an affiliate of Blackstone. Under the LLC Agreement, Blackstone is entitled to appoint two directors to the board of directors of NIPSCO Holdings II (the “Board”) so long as Blackstone (together with any approved affiliate) holds at least a 17.5% percentage interest (as defined in the LLC Agreement). In connection with the closing, Blackstone appointed two directors to the Board, such that the Board is now comprised of seven directors, two appointed by Blackstone and five appointed by NiSource. The LLC Agreement also contains certain investor protections, including, among other things, requiring Blackstone approval for Holdings II to take certain major actions. In addition, the LLC Agreement contains certain terms regarding transfer rights and other obligations applicable to both Blackstone and NiSource. The LLC Agreement establishes, among other things, governance rights, exit rights, requirements for additional capital contributions, mechanics for distributions, and other arrangements for Holdings II following the closing. On January 31, 2024, BIP transferred a 4.5% equity interest in NIPSCO Holdings II to BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone. Effective upon the closing of this transfer, the members of NIPSCO Holdings II entered into a Second Amended and Restated Limited Liability Company Operating Agreement of NIPSCO Holdings II (the "Amended LLC Agreement"). The two affiliates of Blackstone must vote their equity holdings under the Amended LLC Agreement as one investor.

Refer to Note 4, "Noncontrolling Interests," for detailed discussion of accounting for the NIPSCO Minority Interest Transaction.

20.     Accumulated Other Comprehensive Loss
The following table displays the activity of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2022	$2.1	$(122.5)	$(6.4)	$(126.8)
Other comprehensive (loss) income before reclassifications	(13.7)	109.7	(8.9)	87.1
Amounts reclassified from accumulated other comprehensive loss	0.4	0.2	2.0	2.6
Net current-period other comprehensive (loss) income	(13.3)	109.9	(6.9)	89.7
Balance as of December 31, 2022	$(11.2)	$(12.6)	$(13.3)	$(37.1)
Other comprehensive (loss) income before reclassifications	3.1	(0.5)	(1.4)	1.2
Amounts reclassified from accumulated other comprehensive loss	0.8	0.3	1.2	2.3
Net current-period other comprehensive (loss) income	3.9	(0.2)	(0.2)	3.5
Balance as of December 31, 2023	$(7.3)	$(12.8)	$(13.5)	$(33.6)
Other comprehensive income (loss) before reclassifications	1.5	—	(1.2)	0.3
Amounts reclassified from accumulated other comprehensive loss	1.8	(0.4)	1.5	2.9
Net current-period other comprehensive income (loss)	3.3	(0.4)	0.3	3.2
Balance as of December 31, 2024	$(4.0)	$(13.2)	$(13.2)	$(30.4)
 (1)All amounts are net of tax. Amounts in parentheses indicate debits.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
21.     Business Segment Information
Our reportable segments reflect the manner in which our business is managed and our resources are allocated. Following the consummation of the NIPSCO Minority Interest Transaction, we revised how we evaluate results and allocate resources across our business with an increased focus on operating performance at the state level. Refer to Note 4, "Noncontrolling Interests," for additional information on the NIPSCO Minority Interest Transaction. At December 31, 2024, our operations are divided into two primary reportable segments, the Columbia Operations and the NIPSCO Operations segments. Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia). Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations includes the results of NIPSCO Holdings I and its majority-owned subsidiaries, including NIPSCO, which has fully regulated gas and electric operations in northern Indiana. Our historical segment disclosures have been recast to be consistent with the current presentation.
The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as an operating segment, are presented as "Corporate and Other" in the subsequent reconciliation table and primarily are comprised of interest expense on holding company debt and unallocated corporate costs and activities. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. We use operating income as our primary measurement for each of the reported segments and make decisions on financing, dividends and taxes at the corporate level on a consolidated basis. We provide this measure to our Chief Operating Decision Maker, the CEO, who utilizes this measure to make operating segment level strategy decisions based on budget-to-actual variances and against prior periods to allocate resources accordingly. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Year Ended December 31, 2024 (in millions)
	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$2,703.2	$2,751.0	$5,454.2
Intersegment Revenue	12.8	1.0	13.8
Total Operating Revenue	$2,716.0	$2,752.0	$5,468.0

Cost of energy	514.7	617.5	1,132.2
O&M	837.5	761.4	1,598.9
Depreciation	409.1	590.3	999.4
Total other taxes	218.6	64.3	282.9
Other segment items(1)	7.4	(1.3)	6.1
Operating Income	$728.7	$719.8	$1,448.5

Capital Expenditures(2)	$1,209.0	$2,252.4	$3,461.4
Assets	$14,769.5	$15,823.5	$30,593.0
(1)Other segment items consists of Loss (gain) on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.
(2)Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures in current liabilities, the capitalized portion of the Corporate Incentive Plan payout, and AFUDC Equity.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

Year Ended December 31, 2023 (in millions)
	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$2,733.9	$2,770.7	$5,504.6
Intersegment Revenue	12.2	0.9	13.1
Total Operating Revenue	$2,746.1	$2,771.6	$5,517.7

Cost of energy	645.0	888.3	1,533.3
O&M	792.3	787.7	1,580.0
Depreciation	371.7	493.8	865.5
Total other taxes	198.8	57.9	256.7
Other segment items(1)	—	2.2	2.2
Operating Income	$738.3	$541.7	$1,280.0

Capital Expenditures(2)	$1,159.6	$1,294.8	$2,454.4
Assets	$13,664.5	$13,962.6	$27,627.1
(1)Other segment items consists of Loss(gain) on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.
(2)Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures in current liabilities, the capitalized portion of the Corporate Incentive Plan payout, and AFUDC Equity.

Year Ended December 31, 2022 (in millions)
	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$2,951.9	$2,886.2	$5,838.1
Intersegment Revenue	12.5	0.9	13.4
Total Operating Revenue	$2,964.4	$2,887.1	$5,851.5

Cost of energy	978.4	1,132.1	2,110.5
O&M	791.3	740.4	1,531.7
Depreciation	329.4	449.4	778.8
Total other taxes	184.2	72.1	256.3
Other segment items(1)	(103.9)	—	(103.9)
Operating Income	$785.0	$493.1	$1,278.1

Capital Expenditures(2)	$1,237.9	$1,018.9	$2,256.8
Assets	$13,059.4	$11,759.9	$24,819.3
(1)Other segment items consists of proceeds from a property insurance settlement related to the Greater Lawrence Incident and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.
(2)Amounts differ from those presented on the Statements of Consolidated Cash Flows primarily due to the inclusion of capital expenditures in current liabilities, the capitalized portion of the Corporate Incentive Plan payout, and AFUDC Equity.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
To reconcile the segment tables above to consolidated NiSource:

Year Ended December 31, 2024 (in millions)
	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$5,468.0	$581.9	$(594.8)	$5,455.1
Operating Income	1,448.5	7.0	—	1,455.5
Capital Expenditures	3,461.4	231.1	—	3,692.5
Assets	30,593.0	1,195.1	—	31,788.1

Year Ended December 31, 2023 (in millions)
	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$5,517.7	$504.6	$(516.9)	$5,505.4
Operating Income	1,280.0	15.5	—	1,295.5
Capital Expenditures	2,454.4	236.3	—	2,690.7
Assets	27,627.1	3,450.1	—	31,077.2

Year Ended December 31, 2022 (in millions)
	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$5,851.5	$477.5	$(478.4)	$5,850.6
Operating Income (Loss)	1,278.1	(12.3)	—	1,265.8
Capital Expenditures	2,256.8	41.2	—	2,298.0
Assets	24,819.3	1,917.3	—	26,736.6

22.     Other, Net
The following table displays the components of Other, Net included on the Statements of Consolidated Income:

Year Ended December 31, (in millions)	2024	2023	2022
Interest income	$10.4	$9.0	$4.3
AFUDC equity	75.1	25.2	15.1
Charitable contributions	(5.4)	(1.8)	(4.4)
Pension and other postretirement non-service cost(1)	(13.5)	(24.0)	27.6
Interest rate swap settlement gain	—	—	10.0
Miscellaneous	(2.1)	(0.4)	(0.4)
Total Other, net	$64.5	$8.0	$52.2
(1) See Note 16, "Pension and Other Postemployment Benefits," for additional information.

NISOURCE INC.
Notes to Consolidated Financial Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
23.     Interest Expense, Net
The following table displays the components of Interest Expense, Net included on the Statements of Consolidated Income:

Year Ended December 31, (in millions)	2024	2023	2022
Interest on long-term debt	$506.2	$404.1	$344.5
Interest on short-term borrowings	43.2	108.9	22.7
Debt discount/cost amortization	13.8	13.5	11.7
Accounts receivable securitization fees	1.5	2.7	2.5
Allowance for borrowed funds used and interest capitalized during construction	(40.1)	(25.3)	(6.7)
Debt-based post-in-service carrying charges	(26.4)	(30.7)	(21.1)
Other	19.0	16.4	8.0
Total Interest Expense, net	$517.2	$489.6	$361.6
24.     Supplemental Cash Flow Information
The following table provides additional information regarding our Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022:

Year Ended December 31, (in millions)	2024	2023	2022
Supplemental Disclosures of Cash Flow Information
Non-cash transactions:
Capital expenditures included in current liabilities	$367.0	$315.0	$275.1
Assets acquired under a finance lease	65.9	64.5	19.3
Assets acquired under an operating lease	12.2	5.6	8.8
Assets recorded for asset retirement obligations(1)	277.4	61.1	6.3
Purchase contract liability, net of fees and payments(2)	—	—	65.0
Schedule of interest and income taxes paid:
Cash paid for interest on debt, net of interest capitalized amounts	$468.2	$433.9	$343.8
Cash paid for interest on finance leases	11.2	8.6	8.5
Cash paid for income taxes, net of refunds	4.3	9.4	7.2
(1)See Note 11, "Asset Retirement Obligations," for additional information.
(2)Refer to Note 6, "Equity," for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NISOURCE INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Twelve months ended December 31, 2024
		Additions
($ in millions)	Balance Jan. 1, 2024	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2024
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$22.9	$23.2	$32.3	$54.7	$23.7
Reserve for deferred charges and other	1.3	—	(0.2)	—	1.1

Twelve months ended December 31, 2023
		Additions
($ in millions)	Balance Jan. 1, 2023	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2023
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.9	$23.4	$36.6	$61.0	$22.9
Reserve for deferred charges and other	1.0	—	0.3	—	1.3

Twelve months ended December 31, 2022
		Additions
($ in millions)	Balance Jan. 1, 2022	Charged to Costs and Expenses	Charged to Other Account (1)	Deductions for Purposes for which Reserves were Created	Balance Dec. 31, 2022
Reserves Deducted in Consolidated Balance Sheet from Assets to Which They Apply:
Reserve for accounts receivable	$23.5	$20.6	$36.4	$56.6	$23.9
Reserve for deferred charges and other	2.3	—	(1.3)	—	1.0
(1) Charged to Other Accounts reflects the deferral of bad debt expense to a regulatory asset or the movement of the reserve between short term and long term.

NISOURCE INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our CEO and CFO are responsible for evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective to provide reasonable assurance that financial information was processed, recorded and reported accurately.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including our CEO and CFO, are responsible for establishing and maintaining internal control over financial reporting, as such term is defined under Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act. However, management would note that a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management has adopted the 2013 framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission report, Internal Control - Integrated Framework, the most commonly used and understood framework for evaluating internal control over financial reporting, as its framework for evaluating the reliability and effectiveness of internal control over financial reporting. During 2024, we conducted an evaluation of our internal control over financial reporting. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NiSource Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.

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
/s/ DELOITTE & TOUCHE LLP
Columbus, Ohio
February 12, 2025

ITEM 9B. OTHER INFORMATION

NISOURCE INC.
Director and Officer Trading Arrangements
The following table describes any contracts, instructions or written plans for the sale or purchase of NiSource securities and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the year ended December 31, 2024:

Name and Title	Date of Adoption of Rule 10b-5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Shawn Anderson Executive Vice President, Chief Financial Officer	11/1/2024	5/30/2025	Sale of up to 12,900 shares of common stock in multiple transactions
Michael Jesanis Director	11/11/2024	5/16/2025	Sale of up to 10,092 shares of common stock in multiple transactions
(1)A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

During the year ended December 31, 2024, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
NISOURCE INC.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information required by this item with respect to our executive officers included at the end of Part I of this report on Form 10-K and the information with respect to our insider trading policy set forth below, the information required by this Item 10 is incorporated herein by reference to the discussion in "Proposal 1 Election of Directors," "Corporate Governance - Board Committee Composition," "Corporate Governance - Code of Business Conduct," and "Delinquent Section 16(a) Reports" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2025.
Insider Trading Policy
The Company has adopted an Insider Trading Policy, our "Securities Transaction Compliance Policy", governing the purchase, sale, and/or other dispositions of the Company’s securities by our directors and all employees, including officers as defined under Rule 16a-1(f) of the Securities Exchange Act of 1934 and certain designated employees as well as their immediate family and members of their households, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to us. A copy of our policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the discussion in "Compensation and Human Capital Committee Interlocks and Insider Participation," "2024 Director Compensation," "2024 Executive Compensation," "Compensation Discussion and Analysis (CD&A)," "Assessment of Risk," "2024 Pay Versus Performance," and "Compensation and Human Capital Committee Report" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated herein by reference to the discussion in "Security Ownership of Certain Beneficial Owners and Management," and "Equity Compensation Plan Information" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the discussion in "Corporate Governance - Policies and Procedures with Respect to Transactions with Related Persons" and "Corporate Governance - Director Independence" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the discussion in "Independent Registered Public Accounting Firm Fees" of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2025.

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

EXHIBIT NUMBER	DESCRIPTION OF ITEM

(1.1)	Form of Equity Distribution Agreement (incorporated by reference to Exhibit 1.1 of the NiSource Inc. Form 8-K filed on February 22, 2024).
(1.2)	Form of Master Forward Sale Confirmation (incorporated by reference to Exhibit 1.2 of the NiSource Inc. Form 8-K filed on February 22, 2024).
(2.1)
Separation and Distribution Agreement, dated as of June 30, 2015, by and between NiSource Inc. and Columbia Pipeline Group, Inc. (incorporated by reference to Exhibit 2.1 to the NiSource Inc. Form 8-K filed on July 2, 2015).

(3.1)	Articles of Incorporation of NiSource Inc., as amended and restated through October 21, 2024 (incorporated by reference to Exhibit 3.3 to the NiSource Inc. Form 8-K filed on October 22, 2024).

(3.2)	Bylaws of NiSource Inc., as amended and restated through October 21, 2024 (incorporated by reference to Exhibit 3.4 to the NiSource Inc. Form 8-K filed on October 22, 2024).

(3.3)
Certificate of Designations of 6.50% Series B Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on December 6, 2018).

(3.4)	Certificate of Designations of Series B-1 Preferred Stock (incorporated by reference to Exhibit 3.1 to the NiSource Inc. Form 8-K filed on December 27, 2018).

(3.5)
Certificate of Elimination of the Company with respect to the Series B Preferred Stock and Series B-1 Preferred Stock (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on March 18, 2024).

(3.6)
Certificate of Elimination of the Company with respect to the Series C Preferred Stock, dated October 21, 2024, issued by NiSource Inc. (incorporated by reference to Exhibit 3.1 of the NiSource Inc. Form 8-K filed on October 22, 2024).

(3.7)
Certificate of Elimination of the Company with respect to the Series A Junior Participating Preferred Stock, dated October 21, 2024, issued by NiSource Inc. (incorporated by reference to Exhibit 3.2 of the NiSource Inc. Form 8-K filed on October 22, 2024).

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

(4.14)
First Supplemental Indenture, dated as of May 16, 2024, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the NiSource Form 8-K filed on May 16, 2024).

(4.15)
Second Supplemental Indenture, dated as of September 09, 2024, between NiSource Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the NiSource Form 8-K filed on September 09, 2024).

(4.16)
Deposit Agreement, dated as of December  5, 2018, among NiSource, Inc., Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on December 6, 2018).

(4.17)	Form of Depositary Receipt (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on December 6, 2018).

(4.18)
Amended and Restated Deposit Agreement, dated as of December  27, 2018, among NiSource, Inc., Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on December 27, 2018).

(4.19)	Form of Depositary Receipt (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on December 27, 2018).

(4.20)	Form of 2.950% Notes due 2029 (incorporated by reference to Exhibit 4.1 to NiSource Inc. Form 8-K filed on August 12, 2019).

(4.21)
Amended and Restated NiSource Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 1, 2019).

(4.22)	Form of 3.600% Notes due 2030 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on April 8, 2020).

(4.23)	Form of 0.950% Notes due 2025 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on August 18, 2020).

(4.24)	Form of 1.700% Notes due 2031(incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on August 18, 2020).

(4.25)	Form of 5.000% Notes due 2052 (incorporated by reference to Exhibit 4.1 of the NiSource Inc. Form 8-K filed on June 10, 2022).

(4.26)	Form of 5.250% Notes due 2028 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 24, 2023).

(4.27)	Form of 5.400% Notes due 2033 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on June 9, 2023).

(4.28)	Form of 5.350% Notes due 2034 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 14, 2024).

(4.29)	Form of 6.950% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2054 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on May 16, 2024).

(4.30)	Form of 5.200% Notes due 2029 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on June 24, 2024).

(4.31)	Form of 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on September 09, 2024).

(4.32)	Description of NiSource Inc.’s Securities Registered Under Section 12 of the Exchange Act.**

(4.33)	Form of 6.25% Notes due 2040 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on December 6, 2010).

(4.34)	Form of 5.95% Notes due 2041 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on June 10, 2011).

(4.35)	Form of 5.80% Notes due 2042 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on November 17, 2011).

(4.36)	Form of 5.25% Notes due 2043 (incorporated by reference to Exhibit 4.2 to the NiSource Inc. Form 8-K filed on June 14, 2012).

(4.37)	Form of 4.80% Notes due 2044 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on April 12, 2013).

(4.38)	Form of 5.65% Notes due 2045 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on October 7, 2013).

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

(10.10)	Amended and Restated Executive Deferred Compensation Plan, dated August 12, 2024 (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 10-Q filed on October 30, 2024).*

(10.11)
Note Purchase Agreement, dated as of August 23, 2005, by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Current Report on Form 8-K filed on August 26, 2005).

(10.12)
Amendment No. 1, dated as of November 10, 2008, to the Note Purchase Agreement by and among NiSource Finance Corp., as issuer, NiSource Inc., as guarantor, and the purchasers whose names appear on the signature page thereto (incorporated by reference to Exhibit 10.30 to the NiSource Inc. Form 10-K filed on February 27, 2009).

(10.13)	Form of Change in Control and Termination Agreement (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 10-Q filed on August 2, 2017).*

(10.14)
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

(10.16)
Amended and Restated NiSource Inc. Employee Stock Purchase Plan adopted as of January 25, 2024 (incorporated by reference to Appendix B to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting to be held on May 13, 2024, filed on April 1, 2024).

(10.17)	Form of Cash-Based Award Agreement (incorporated by reference to Exhibit 10.41 of the NiSource Form 10-K filed on February 28, 2020). *

(10.18)
2020 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the NiSource Inc. Definitive Proxy Statement to Stockholders for the Annual Meeting held on May 19, 2020, filed on April 13, 2020).*

(10.19)
Form of Restricted Stock Unit Award Agreement for Nonemployee Directors under the 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 10-Q filed on August 5, 2020).*

(10.2)
NiSource Inc. Supplemental Executive Retirement Plan, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.4 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.21)
Pension Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.5 to the NiSource Inc. Form 10-Q filed on November 2, 2020).

(10.22)
Savings Restoration Plan for NiSource Inc. and Affiliates, as amended and restated effective November 1, 2020 (incorporated by reference to Exhibit 10.6 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.23)	First Amendment to the Savings Restoration Plan for NiSource Inc. and Affiliates dated October 12, 2023 and effective November 1, 2020 (incorporated by reference to Exhibit 10.24 to the NiSource Inc. Form 10-K filed on February 21, 2024).*

(10.24)	NiSource Inc. Executive Severance Policy, as amended and restated effective October 19, 2020 (incorporated by reference to Exhibit 10.7 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.25)	NiSource Next Voluntary Separation Program, effective as of August 5, 2020 (incorporated by reference to Exhibit 10.8 to the NiSource Inc. Form 10-Q filed on November 2, 2020).*

(10.26)	Form of Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.53 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.27)	Form of Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.54 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.28)	Form of Special Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.55 to the NiSource Inc. Form 10-K filed on February 17, 2021).*

(10.29)
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

(10.3)
Amendment No. 1 to the Sixth Amended and Restated Revolving Credit Agreement dated February 18, 2022, made as of August 23, 2023 by and among NiSource Inc., the financial institutions listed on the signature pages and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on August 23, 2023).

(10.31)	First Amendment to the NiSource Inc. 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 10-Q filed on May 4, 2022).

(10.32)
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

(10.33)
Amendment No. 1 to the Credit Agreement dated December 20, 2022, made as of October 5, 2023 by and among NiSource Inc., the financial institutions listed on the signature pages and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on October 5, 2023).

(10.34)
Credit Agreement, dated as of November 9, 2023, among NiSource Inc., as Borrower, the lenders party there to, and U.S. Bank National Association, as Administrative Agent, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on November 9, 2023).

(10.35)
Augmenting Lender Supplement, dated December 6, 2023, by and among NiSource Inc., Mizuho Bank, LTD, Bank of Montreal. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on December 6, 2023).

(10.36)	Form of Restricted Stock Unit Award Agreement.(incorporated by reference to Exhibit 10.57 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.37)	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.58 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.38)	Form of Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.59 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.39)	Form of Performance Share Unit Award Agreement. (incorporated by reference to Exhibit 10.60 to the NiSource Inc. Form 10-K filed on February 22, 2023).*

(10.40)
Purchase and Sale Agreement, dated as of June 17, 2023, among NiSource Inc., as the Parent, NIPSCO Holdings II LLC, as the Company, and BIP BLUE BUYER L.L.C., as the Investor (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on June 20, 2023).

(10.41)
Amendment No. 1 to the Purchase and Sale Agreement, dated as of July 6, 2023, among NiSource Inc., as the Parent, NIPSCO Holdings II LLC, as the Company, and BIP BLUE BUYER L.L.C., as the Investor (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 10-Q filed on August 2, 2023).****

(10.42)
Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II LLC, dated December 31, 2023 (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on January 2, 2024).****

(10.43)
Second Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II LLC, dated January 30, 2024 (incorporated by reference to Exhibit 10.44 to the NiSource Inc. Form 10-K filed on February 21, 2024).*

(10.44)	Form of 2024 CEO RSU Award Agreement (incorporated by reference to Exhibit 10.1 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.45)	Form of 2024 CEO PSU Award Agreement (incorporated by reference to Exhibit 10.2 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.46)	Form of RSU Award Agreement (for awards on or after 2024) (incorporated by reference to Exhibit 10.3 of the NiSource Inc. Form 8-K filed on January 26, 2024).*

(10.47)	Form of PSU Award Agreement (for awards on or after 2024) (incorporated by reference to Exhibit 10.48 to the NiSource Inc. Form 10-K filed on February 22, 2023).****

(10.48)	Separation Agreement dated March 15, 2024, between NiSource Inc. and Donald Brown (incorporated by reference to Exhibit 10.1 to the NiSource Inc. Form 8-K filed on March 15, 2024).

(19.1)	Securities Transaction Compliance Policy**

(21)	List of Subsidiaries.**

(23)	Consent of Deloitte & Touche LLP.**

(31.1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(31.2)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

(32.1)	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(32.2)	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).**

(97.1)	NiSource Inc. Compensation Recoupment Policy.**

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. **

(101.SCH)	Inline XBRL Schema Document.**

(101.CAL)	Inline XBRL Calculation Linkbase Document.**

(101.LAB)	Inline XBRL Labels Linkbase Document.**

(101.PRE)	Inline XBRL Presentation Linkbase Document.**

(101.DEF)	Inline XBRL Definition Linkbase Document.**

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Management contract or compensatory plan or arrangement of NiSource Inc.

**	Exhibit filed herewith.

***	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. NiSource agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.

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

NiSource Inc.
(Registrant)

Date: February 12, 2025	By:	/s/ LLOYD M. YATES
Lloyd M. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	LLOYD M. YATES	President, Chief Executive Officer,	Date: February 12, 2025
	Lloyd M. Yates	and Director (Principal Executive Officer)

/s/	SHAWN ANDERSON	Executive Vice President and	Date: February 12, 2025
	Shawn Anderson	Chief Financial Officer (Principal Financial Officer)

/s/	GUNNAR J. GODE	Vice President and	Date: February 12, 2025
	Gunnar J. Gode	Chief Accounting Officer (Principal Accounting Officer)

/s/	KEVIN T. KABAT	Chairman of the Board	Date: February 12, 2025
Kevin T. Kabat

/s/	PETER A. ALTABEF	Director	Date: February 12, 2025
Peter A. Altabef

/s/	SONDRA L. BARBOUR	Director	Date: February 12, 2025
Sondra L. Barbour

/s/	THEODORE H. BUNTING, JR.	Director	Date: February 12, 2025
Theodore H. Bunting, Jr.

/s/	ERIC L. BUTLER	Director	Date: February 12, 2025
Eric L. Butler

/s/	DEBORAH A. HENRETTA	Director	Date: February 12, 2025
Deborah A. Henretta

/s/	DEBORAH A.P. HERSMAN	Director	Date: February 12, 2025
Deborah A. P. Hersman

/s/	WILLIAM D. JOHNSON	Director	Date: February 12, 2025
William D. Johnson

/s/	MICHAEL E. JESANIS	Director	Date: February 12, 2025
Michael E. Jesanis

/s/	CASSANDRA S. LEE	Director	Date: February 12, 2025
Cassandra S. Lee

/s/	JOHN MCAVOY	Director	Date: February 12, 2025
John McAvoy