Form 10-Q
period 2025-03-31
NISOURCE INC.
filed 2025-05-07
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 470,702,914 shares outstanding at April 30, 2025.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2025

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NIPSCO Generation	NIPSCO Generation LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Dunns Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC
Dunns Bridge II	Dunn's Bridge II Solar Generation LLC
Gibson	Gibson Solar Generation LLC
Fairbanks	Fairbanks Solar Generation LLC
Cavalry	Cavalry Solar Generation LLC
Templeton	Templeton Wind Energy Center LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	BIP Blue Buyer L.L.C
BIP Blue Buyer VCOC L.L.C	BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Ohio Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CODM	Chief Operating Decision Maker
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution company, including all of its Columbia Gas distribution companies and related subsidiaries
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management

DEFINED TERMS
EPA	United States Environmental Protection Agency
EPS	Earnings per share
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FMCA	Indiana Federally Mandated Cost Adjustment mechanism
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRA	Inflation Reduction Act of 2022
IRP	Ohio Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Program
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NIPSCO Electric	The electric generation and transmission activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
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
•compliance with changes in, or new interpretations of applicable laws, regulations and tariffs, including impacts of state and federal orders on our ability to carry out our business plan and growth strategy;
•the cost of compliance with environmental laws and regulations and the costs of associated liabilities;
•changes in tax laws or the interpretation thereof;
•and other matters set forth in Item 1, "Business," Item 1A, "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this report, some of which risks are beyond our control.

In addition, the relative contributions to profitability by each business segment, and the assumptions underlying the forward-looking statements relating thereto, may change over time.

All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to the future results over time or otherwise, except as required by law

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Operating Revenues
Customer revenues	$2,149.5	$1,643.0
Other revenues	33.7	63.3
Total Operating Revenues	2,183.2	1,706.3
Operating Expenses
Cost of energy	647.5	425.0
Operation and maintenance	427.8	378.4
Depreciation and amortization	258.6	242.1
Loss on impairment of assets	0.3	—
Other taxes	89.6	77.4
Total Operating Expenses	1,423.8	1,122.9
Operating Income	759.4	583.4
Other Income (Deductions)
Interest expense, net	(132.8)	(116.3)
Other, net	5.8	9.2
Total Other Deductions, Net	(127.0)	(107.1)
Income before Income Taxes	632.4	476.3
Income Taxes	105.7	76.0
Net Income	526.7	400.3
Net income attributable to noncontrolling interest	51.9	35.3
Net Income Attributable to NiSource	474.8	365.0
Preferred dividends	—	(6.7)
Preferred redemption premium	—	(14.0)
Net Income Available to Common Shareholders	$474.8	$344.3
Earnings Per Share
Basic Earnings Per Share	$1.01	$0.77
Diluted Earnings Per Share	$1.00	$0.77
Basic Average Common Shares Outstanding	470.4	447.9
Diluted Average Common Shares	472.5	449.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in millions, net of taxes)	2025	2024
Net Income	$526.7	$400.3
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale debt securities(1)	0.8	(0.3)
Reclassification adjustment for cash flow hedges	(0.1)	(0.1)
Unrecognized pension and OPEB benefit(2)	0.5	0.2
Total other comprehensive income (loss)	1.2	(0.2)
Comprehensive Income	$527.9	$400.1
(1)Net unrealized gain (loss) on available-for-sale debt securities, net of $0.2 million tax expense and $0.1 million tax benefit in the first quarter of 2025 and 2024, respectively.
(2)Unrecognized pension and OPEB benefit, net of $0.1 million of tax expense and $0.1 million tax expense in the first quarter of 2025 and 2024, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Property, Plant and Equipment
Plant	$35,312.5	$34,152.9
Accumulated depreciation and amortization	(8,822.6)	(8,699.0)
Net Property, Plant and Equipment(1)	26,489.9	25,453.9
Investments and Other Assets
Unconsolidated affiliates	6.8	6.5
Available-for-sale debt securities (amortized cost of $85.5 and $91.9, allowance for credit losses of $0.2 and $0.1, respectively)	81.2	86.7
Other investments	84.6	85.5
Total Investments and Other Assets	172.6	178.7
Current Assets
Cash and cash equivalents	259.4	156.6
Restricted cash	44.3	42.0
Accounts receivable	1,135.3	987.9
Allowance for credit losses	(29.6)	(23.7)
Accounts receivable, net	1,105.7	964.2
Gas storage	42.8	179.6
Materials and supplies, at average cost	183.0	173.3
Electric production fuel, at average cost	35.5	36.2
Exchange gas receivable	70.2	45.7
Regulatory assets	268.0	319.9
Prepayments	138.2	138.5
Other current assets	37.5	24.2
Total Current Assets(1)	2,184.6	2,080.2
Other Assets
Regulatory assets	2,162.3	2,157.4
Goodwill	1,485.9	1,485.9
Deferred charges and other	609.8	432.0
Total Other Assets	4,258.0	4,075.3
Total Assets	$33,105.1	$31,788.1
(1)Includes $1,307.1 million and $1,323.8 million at March 31, 2025 and December 31, 2024, respectively, of net property, plant and equipment assets and $62.0 million and $65.0 million at March 31, 2025 and December 31, 2024, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	March 31, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 470,618,280 and 469,822,472 shares outstanding, respectively	$4.7	$4.7
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,522.6	9,521.5
Retained deficit	(501.4)	(711.7)
Accumulated other comprehensive loss	(29.2)	(30.4)
Total NiSource Stockholders’ Equity	8,896.8	8,684.2
Noncontrolling interest in consolidated subsidiaries	2,049.2	1,984.1
Total Stockholders’ Equity	10,946.0	10,668.3
Long-term debt, excluding amounts due within one year	12,833.1	12,074.5
Total Capitalization	23,779.1	22,742.8
Current Liabilities
Current portion of long-term debt	1,281.0	1,281.2
Short-term borrowings	771.0	604.6
Accounts payable	726.3	863.1
Dividends payable - common stock	134.4	—
Customer deposits and credits	143.2	268.8
Taxes accrued	215.9	173.4
Interest accrued	142.3	157.0
Asset retirement obligations	50.7	84.6
Exchange gas payable	59.1	91.8
Regulatory liabilities	233.5	150.5
Accrued compensation and employee benefits	141.5	268.2
Other accruals	343.0	170.2
Total Current Liabilities(1)	4,241.9	4,113.4
Other Liabilities
Deferred income taxes	2,353.9	2,281.6
Accrued liability for postretirement and postemployment benefits	204.0	207.5
Regulatory liabilities	1,461.7	1,431.2
Asset retirement obligations	727.8	698.6
Other noncurrent liabilities and deferred credits	336.7	313.0
Total Other Liabilities(1)	5,084.1	4,931.9
Commitments and Contingencies (Refer to Note 14, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$33,105.1	$31,788.1
(1)Includes $51.5 million and $53.7 million at March 31, 2025 and December 31, 2024, respectively, of current liabilities and $53.8 million and $58.3 million at March 31, 2025 and December 31, 2024, respectively, of other liabilities, and finance leases of $40.3 million and $40.4 million at March 31, 2025 and December 31, 2024 respectively, of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2025	2024
Operating Activities
Net Income	$526.7	$400.3
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	258.6	242.1
Deferred income taxes and investment tax credits	91.3	61.6
Payments for asset retirement obligations	(10.4)	(12.0)
Other adjustments	7.1	7.8
Changes in Assets and Liabilities:
Components of working capital(1)	(205.3)	(235.2)
Regulatory assets/liabilities	10.3	18.4
Deferred charges and other noncurrent assets	—	(18.0)
Other noncurrent liabilities and deferred credits	8.1	(8.8)
Net Cash Flows from Operating Activities	686.4	456.2
Investing Activities
Capital expenditures	(637.3)	(589.5)
Milestone payments to renewable generation asset developer	(554.2)	(110.6)
Advanced deposits	(125.3)	—
Other investing activities	(35.9)	(22.9)
Net Cash Flows used for Investing Activities	(1,352.7)	(723.0)
Financing Activities
Proceeds from issuance of long-term debt	741.5	644.4
Repayments of finance lease obligations	(5.5)	(7.2)
Repayment of short-term debt (maturity > 90 days)	—	(1,650.0)
Net change in commercial paper and other short-term borrowings	166.4	(176.3)
Issuance of common stock, net of issuance costs	3.2	2.7
Redemption of preferred stock	—	(486.1)
Preferred stock redemption premium	—	(14.0)
Equity costs, premiums and other debt related costs	(15.4)	(57.6)
Contributions from NIPSCO minority interest holders	34.8	—
Distributions to tax equity partners	(4.1)	(3.0)
Distribution to NIPSCO minority interest holders	(17.5)	—
Dividends paid - common stock	(132.0)	(118.6)
Dividends paid - preferred stock	—	(8.1)
Net Cash Flows from (used for) Financing Activities	771.4	(1,873.8)
Change in cash, cash equivalents and restricted cash	105.1	(2,140.6)
Cash, cash equivalents and restricted cash at beginning of period	198.6	2,281.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$303.7	$140.5
(1) Refer to Note 18, "Supplemental Disclosures of Cash Flow Information," for additional information.
Reconciliation to Balance Sheet

Three Months Ended March 31, (in millions)	2025
Cash and cash equivalents	259.4
Restricted cash	44.3
Total Cash, Cash Equivalents and Restricted Cash	303.7
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2025	$4.7	$—	$(99.9)	$9,521.5	$(711.7)	$(30.4)	$1,984.1	$10,668.3
Comprehensive Income:
Net income	—	—	—	—	474.8	—	51.9	526.7
Other comprehensive gain, net of tax	—	—	—	—	—	1.2	—	1.2
Dividends:
Common stock ($0.56 per share)	—	—	—	—	(264.5)	—	—	(264.5)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	34.8	34.8
Distributions to noncontrolling interests	—	—	—	—	—	—	(21.6)	(21.6)
Stock issuances (redemptions):
Employee stock purchase plan	—	—	—	1.7	—	—	—	1.7
Long-term incentive plan	—	—	—	(3.3)	—	—	—	(3.3)
401(k) and profit sharing	—	—	—	2.7	—	—	—	2.7
Balance as of March 31, 2025	$4.7	$—	$(99.9)	$9,522.6	$(501.4)	$(29.2)	$2,049.2	$10,946.0

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2024	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
Comprehensive Income:
Net income	—	—	—	—	365.0	—	35.3	400.3
Other comprehensive loss, net of tax	—	—	—	—	—	(0.2)	—	(0.2)
Dividends:
Common stock ($0.53 per share)	—	—	—	—	(237.6)	—	—	(237.6)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Stock issuances (redemptions):
Series B and B-1 Preferred stock redemption	—	(486.1)	—	—	—	—	—	(486.1)
Series B and B-1 Preferred stock redemption premium	—	—	—	—	(14.0)	—	—	(14.0)
Employee stock purchase plan	—	—	—	1.4	—	—	—	1.4
Long-term incentive plan	—	—	—	3.3	—	—	—	3.3
401(k) and profit sharing	—	—	—	2.6	—	—	—	2.6
Balance as of March 31, 2024	$4.5	$—	$(99.9)	$8,886.8	$(861.7)	$(33.8)	$1,899.0	$9,794.9

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2025	—	473,785	(3,963)	469,822
Issued:
Employee stock purchase plan	—	46	—	46
Long-term incentive plan	—	682	—	682
401(k) and profit sharing	—	68	—	68
Balance as of March 31, 2025	—	474,581	(3,963)	470,618

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2024	40	451,345	(3,963)	447,382
Issued:
Employee stock purchase plan	—	53	—	53
Long-term incentive plan	—	663	—	663
401(k) and profit sharing	—	100	—	100
Redeemed:
Series B and B-1 Preferred Stock	(40)	—	—	—
Balance as of March 31, 2024	—	452,161	(3,963)	448,198
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Income for interim periods may not be indicative of results for the calendar year due to weather variations and other factors.
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
2.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This pronouncement requires disaggregated disclosure of income statement expenses for public business entities. The ASU requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, as defined in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). We are currently evaluating the impacts this amendment will have on our required disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This pronouncement enhances required income tax disclosures. The pronouncement will require disclosure of specific categories and reconciling items included in the rate reconciliation, disaggregation between federal, state and local income taxes paid, and disclosure of income taxes paid by jurisdictions over a certain threshold. Additionally, the pronouncement eliminates certain required disclosures related to unrecognized tax benefits. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and is to be applied on a prospective basis with retrospective application permitted. We will implement and provide the required disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This pronouncement enhances annual and interim disclosure requirements over reportable segments, primarily through enhanced disclosures about significant segment expenses. Specifically, the pronouncement requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, disclosure of an amount for other segment items representing the difference between segment revenue and segment expenses already disclosed, disclosure of all required annual disclosures for interim periods and disclosure of title and position of the CODM and how the CODM uses reported measures. The pronouncement also allows for more than one measure of segment profit if the CODM uses more than one measure in assessing segment performance. This pronouncement is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this pronouncement as of December 31, 2024 with retrospective application and updated its disclosures to include significant expenses regularly provided to the CODM, the CODM's title and how the CODM utilizes reported measures. See Note 16, "Business Segment Information," for further discussion.

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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three months ended March 31, 2025 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$851.2	$291.4	$—	$1,142.6
Commercial	306.5	103.1	—	409.6
Industrial	47.9	31.4	—	79.3
Off-system	22.3	—	—	22.3
Wholesale	1.1	—	—	1.1
Miscellaneous(1)	10.9	4.7	—	15.6
Subtotal	$1,239.9	$430.6	$—	$1,670.5
Electric Generation and Power Delivery
Residential	$—	$167.9	$—	$167.9
Commercial	—	160.1	—	160.1
Industrial	—	142.6	—	142.6
Wholesale	—	7.6	—	7.6
Public Authority	—	2.2	—	2.2
Miscellaneous(1)	—	(1.4)	—	(1.4)
Subtotal	$—	$479.0	$—	$479.0
Total Customer Revenues(2)	1,239.9	909.6	—	2,149.5
Other Revenues(3)	0.7	31.8	1.2	33.7
Total Operating Revenues	$1,240.6	$941.4	$1.2	$2,183.2
(1)Amounts included in Columbia Operations primarily relate to earnings share mechanisms and late fees. Amounts included in NIPSCO Operations primarily relate to late fees and property rentals. (2)Customer revenue amounts exclude intersegment revenues. See Note 16, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms, MISO multi-value projects and revenue from non-jurisdictional transmission assets. Amounts included in Corporate and Other primarily relate to products and services revenue.

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
(1)Amounts included in Columbia Operations primarily relate to earnings share mechanisms and late fees. Amounts included in NIPSCO Operations, primarily relate to revenue refunds, public repairs and property rentals. (2)Customer revenue amounts exclude intersegment revenues. See Note 16, "Business Segment Information," for discussion of intersegment revenues.
(3)Amounts included in Columbia Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms. Amounts included in NIPSCO Operations primarily relate to alternative revenue programs including weather normalization adjustment mechanisms, MISO multi-value projects and revenue from non-jurisdictional transmission assets.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The opening and closing balances of customer receivables for the three months ended March 31, 2025 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2024	$525.1	$408.1
Balance as of March 31, 2025	777.4	299.5
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of March 31, 2025 and December 31, 2024 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2025	$9.8	$13.9	$—	$23.7
Current period provisions	9.1	4.1	—	13.2
Write-offs charged against allowance	(7.8)	(2.6)	—	(10.4)
Recoveries of amounts previously written off	2.9	0.2	—	3.1
Balance as of March 31, 2025	$14.0	$15.6	$—	$29.6

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2024	$10.2	$11.9	$0.8	$22.9
Current period provisions	26.7	12.1	—	38.8
Write-offs charged against allowance	(43.9)	(11.0)	(0.8)	(55.7)
Recoveries of amounts previously written off	16.8	0.9	—	17.7
Balance as of December 31, 2024	$9.8	$13.9	$—	$23.7
4.    Noncontrolling Interests
Variable Interest Entities. A VIE is an entity in which the controlling interest is determined through means other than a majority voting interest. NIPSCO is the managing member and operator of two wind JVs, Rosewater and Indiana Crossroads Wind, which have 102 MW and 302 MW of nameplate capacity, respectively. NIPSCO is also the managing member and operator of two solar JVs, Indiana Crossroads Solar and Dunns Bridge I, which have a nameplate capacity of 200 MW and 265 MW, respectively. We have determined that these JVs are VIEs. NIPSCO controls decisions that are significant to these entities' ongoing operations and economic results. Therefore, we have concluded that NIPSCO is the primary beneficiary and have consolidated all four entities.
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
We did not provide any financial or other support during the quarter that was not contractually required.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	March 31, 2025	December 31, 2024
Net property, plant and equipment	$1,307.1	$1,323.8
Current assets	62.0	65.0
Total assets(1)	1,369.1	1,388.8
Current liabilities	51.5	53.7
Asset retirement obligations	53.8	58.3
Finance lease obligations	40.3	40.4
Total liabilities(1)(2)	$145.6	$152.4
(1)The assets of each consolidated VIE can only be used to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of March 31, 2025.
Voting Interest Entities. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. During the first quarter of 2025, we received $34.8 million of contributions and we made $17.5 million of distributions to our NIPSCO minority interest holders based on their relative ownership percentages. There were no contributions or distributions made during the first quarter of 2024.
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

We use the two-class method of computing earnings per share because we have participating securities in the form of non-vested restricted stock units with a non-forfeitable right to dividend equivalents, for which vesting is predicated solely on the passage of time. The calculation of earnings per share using the two-class method excludes income attributable to these participating securities from the numerator and excludes the dilutive impact of those shares from the denominator.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Numerator:
Net Income Available to Common Shareholders	$474.8	$344.3
Less: Income allocated to participating securities	0.8	0.3
Net Income Available to Common Shareholders - Basic	474.0	344.0
Net Income Available to Common Shareholders - Diluted	$474.0	$344.0
Denominator:
Average common shares outstanding - Basic	470.4	447.9
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	1.4	0.9
Shares restricted under employee stock plans	0.7	0.4
ATM forward sale agreements	—	0.2
Average Common Shares - Diluted	472.5	449.4
Earnings per common share:
Basic	$1.01	$0.77
Diluted	$1.00	$0.77
6.    Equity
ATM Program. In February 2024, we entered into eight separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $900.0 million of our common stock.
In February 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,000,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $40.10 per share. We may settle the forward sale agreement in shares, cash or net shares by December 31, 2025. Had we settled all the shares under the forward sale agreement at March 31, 2025, we would have received approximately $79.8 million, based on a net price of $39.92 per share.
In March 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 1,707,320 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.00 per share. We may settle the forward sale agreement in shares, cash or net shares by December 31, 2025. Had we settled all the shares under the forward sale agreement at March 31, 2025, we would have received approximately $69.7 million, based on a net price of $40.80 per share.
As of March 31, 2025, the ATM program (inclusive of the forward sale agreements) had approximately $147.5 million of equity available for issuance. The program expires on December 31, 2025.

Series B and B-1 Preferred Stock. Dividends declared per share for the Series B Preferred Stock were zero and $406.25 during the three months ended March 31, 2025 and 2024, respectively.

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
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, provide for issuance of letters of credit and also for general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of March 31, 2025 and December 31, 2024.
Commercial Paper Program. Our commercial paper program has a program limit of $1.85 billion. We had $521.0 million and $604.6 million of commercial paper outstanding with weighted-average interest rates of 4.75% and 4.73% as of March 31, 2025 and December 31, 2024, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through consolidated special purpose entities. The three agreements expire between August 2025 and May 2026 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of March 31, 2025, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $375.0 million.
We had $250.0 million and zero of short-term borrowings related to the securitization transactions as of March 31, 2025 and December 31, 2024, respectively.
For the three months ended March 31, 2025, $250.0 million was recorded as cash flows from financing activities related to the change in short-term borrowings due to securitization transactions. For the three months ended March 31, 2024, $337.6 million was recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Items listed above, are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
8.    Long-Term Debt
On March 27, 2025, we completed the issuance and sale of $750.0 million of 5.850% senior unsecured notes maturing in 2055, which resulted in approximately $739.6 million of net proceeds after discount and debt issuance costs.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9.    Regulatory Matters
Regulatory Assets and Liabilities. We follow the accounting and reporting requirements of ASC Topic 980, which provides that regulated entities account for and report assets and liabilities consistent with the economic effect of regulatory rate-making procedures when the rates established are designed to recover the costs of providing the regulated service and it is probable that such rates will be charged and collected from customers. Certain expenses and credits subject to utility regulation or rate determination normally reflected in income or expense are deferred on the balance sheet and are recognized in the income statement as the related amounts are included in customer rates and recovered from or refunded to customers. We assess the probability of collection for all of our regulatory assets each period. The offset to the regulatory liability associated with our renewable investments included in regulated rates is recorded in "Depreciation and amortization" on the Condensed Statements of Consolidated Income (unaudited).
Renewable generation filings. In February 2025, NIPSCO filed a petition with the IURC to, after notice and hearing, issue an order modifying its February 13, 2023 order that approved a power purchase agreement related to the Templeton project and allow for NIPSCO to fully own the Templeton project. A final order expected in October 2025.
NIPSCO Generation filing. In January 2025, NIPSCO Generation, a subsidiary of NIPSCO Holdings II, filed a declination of jurisdiction petition with the IURC related to the ownership, development, financing, construction and operation of generation facilities. This is an administrative filing and is a step in NIPSCO’s effort to set up a framework to accommodate megaload customers, including data centers. An order is expected in the third quarter of 2025.
NIPSCO Electric rate case filing. On February 7, 2025, NIPSCO and certain intervening parties filed a Joint Stipulation and Settlement Agreement with the IURC. Under the Settlement Agreement, new rates are implemented in 2 steps, with implementation of Step 1 rates effective no later than September 2025 and Step 2 rates to be effective no later than March 2026.
10.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to limit volatility in the price of natural gas and manage interest rate exposure.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	March 31, 2025		December 31, 2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$31.5	$2.2	$9.1	$2.3
Total	$31.5	$2.2	$9.1	$2.3
Noncurrent(2)
Derivatives not designated as hedging instruments	$20.2	$1.4	$17.9	$1.2
Total	$20.2	$1.4	$17.9	$1.2
(1)Current assets and liabilities are presented in "Other current assets" and "Other accruals", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
(2)Noncurrent assets and liabilities are presented in "Deferred charges and other" and "Other noncurrent liabilities and deferred credits", respectively, on the Condensed Consolidated Balance Sheets (unaudited).
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at March 31, 2025. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $48.1 million and $23.5 million at March 31, 2025 and December 31, 2024, respectively.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability on behalf of our customers, associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At March 31, 2025 and December 31, 2024, we had 73.3 MMDth and 77.8 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of March 31, 2025, the remaining terms of these instruments range from one to two years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program. The hedging program was executed in December 2023, with an effective date of April 1, 2024 and will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customers' annual demand. All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	March 31, 2025	December 31, 2024
Regulatory Assets
Losses on commodity price risk programs	$3.7	$6.5
Regulatory Liabilities
Gains on commodity price risk programs	59.7	28.7
Our derivative instruments measured at fair value as of March 31, 2025 and December 31, 2024 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments

Interest rate risk management. As of March 31, 2025 and December 31, 2024 we had no active interest rate swap positions. The overall net loss related to our multiple settled interest rate swaps is recorded in AOCI. We amortize the net loss over the life of the debt associated with these swaps as we recognize interest expense. These amounts are immaterial for the three months ended March 31, 2025 and 2024 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 15, "Accumulated Other Comprehensive Loss," for additional information.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

Recurring Fair Value Measurements March 31, 2025 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2025
Assets
U.S. Treasury debt securities(1)	$41.5	$—	$—	$41.5
Risk management assets	—	51.7	—	51.7
Available-for-sale debt securities	—	81.2	—	81.2
Total	$41.5	$132.9	$—	$174.4
Liabilities
Risk management liabilities	$—	$3.6	$—	$3.6
Total	$—	$3.6	$—	$3.6
(1) Treasury bills are presented in "Cash and cash equivalents" and "Restricted cash" on the Consolidated Balance Sheets.

Recurring Fair Value Measurements December 31, 2024 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Assets
U.S. Treasury debt securities(1)	$80.1	$—	$—	$80.1
Risk management assets	—	27.0	—	27.0
Available-for-sale debt securities	—	86.7	—	86.7
Total	$80.1	$113.7	$—	$193.8
Liabilities
Risk management liabilities	$—	$3.5	$—	$3.5
Total	$—	$3.5	$—	$3.5
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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of March 31, 2025 and December 31, 2024, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
NIPSCO and Columbia of Pennsylvania have entered into long-term forward natural gas purchase instruments to lock in a fixed price for natural gas customers. We value these contracts using a pricing model that incorporates market-based information when available, as these instruments trade less frequently and are classified within Level 2 of the fair value hierarchy. For additional information, see Note 10, "Risk Management Activities."
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

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at March 31, 2025 and December 31, 2024 were:

March 31, 2025 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
Corporate/Other debt securities	$85.5	$0.6	$(4.7)	$(0.2)	$81.2
Total	$85.5	$0.6	$(4.7)	$(0.2)	$81.2

December 31, 2024 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
Corporate/Other debt securities	$91.9	$0.5	$(5.6)	$(0.1)	$86.7
Total	$91.9	$0.5	$(5.6)	$(0.1)	$86.7
(1)Fair value of Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $63.7 million at March 31, 2025.
(2)Fair value of Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $70.1 million at December 31, 2024.
The cost of maturities sold is based upon specific identification. Net realized gains and losses on available-for-sale securities were $0.0 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of March 31, 2025, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of March 31, 2025	Estimated Fair Value as of March 31, 2025	Carrying Amount as of Dec. 31, 2024	Estimated Fair Value as of Dec. 31, 2024
Long-term debt (including current portion)	$14,114.1	$13,292.4	$13,355.7	$12,505.2

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2025 and 2024 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended March 31, 2025 and 2024 were 16.7% and 16.0%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to net income attributable to noncontrolling interest, amortization of excess deferred income taxes, federal tax credits net of deferred regulatory liabilities, state income taxes, and other permanent book-to-tax differences.

The increase in the three month effective tax rate of 0.7% in 2025 compared to 2024 is primarily driven by higher state income taxes and an increase to pretax income, which reduced the relative impact of permanent differences.
As of March 31, 2025, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of these unrecognized tax benefits.
13.    Pension and Other Postemployment Benefits
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
For the three months ended March 31, 2025 and 2024, we contributed $0.5 million and $0.7 million, respectively to our pension plans and $4.9 million and $5.4 million, respectively to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three months ended March 31, 2025 and 2024:

	Pension Benefits		OPEB
Three Months Ended March 31, (in millions)	2025	2024	2025	2024
Components of Net Periodic Benefit Cost(1)
Service cost	$4.9	$5.4	$1.0	$1.3
Interest cost	16.0	16.3	5.6	5.4
Expected return on assets	(23.1)	(23.8)	(4.2)	(4.0)
Amortization of prior service credit	—	—	(0.4)	(0.4)
Recognized actuarial loss	6.4	7.2	0.4	0.8
Total Net Periodic Benefit Cost	$4.2	$5.1	$2.4	$3.1
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

14.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of March 31, 2025 and December 31, 2024, we had issued stand-by letters of credit of $9.4 million for the benefit of third parties.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At March 31, 2025 and December 31, 2024, our guarantees for multiple BTAs totaled $465.4 million and $1,127.5 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See ''- D. Other Matters - Generation Transition,'' below for more information.
We provide guarantees related to some of our rail and pipeline service agreements. As of March 31, 2025 and December 31, 2024, if we do not meet our contractual obligations under the terms of these agreements we would be required to pay up to a maximum of $61.7 million.
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
As of March 31, 2025 and December 31, 2024, we had recorded a liability of $90.4 million and $91.8 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We complete an annual refresh of the model in the second quarter of each fiscal year. Our total estimated liability related to the facilities subject to remediation was $83.8 million and $86.4 million at March 31, 2025 and December 31, 2024, respectively.

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

D. Other Matters.
Generation Transition. NIPSCO has executed several BTAs with developers to construct renewable generation facilities. In October 2024, NIPSCO contracted with a developer to convert the previously approved Templeton PPA to a BTA and in February 2025, has filed a CPCN with the IURC, seeking approval of the full ownership BTA structure. Other than Templeton BTA, NIPSCO has received IURC approval for all of its BTAs. In addition to IURC approval, NIPSCO's purchase obligation under certain BTAs is dependent on timely completion of construction. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones. With respect to BTAs for which tax equity partnerships are utilized, once the tax equity partner has earned its negotiated rate of return and we have reached the agreed upon contractual date, NIPSCO has the option to purchase at fair market value the remaining interest in the JV from the tax equity partner.
In January 2025, Fairbanks achieved mechanical completion, resulting in NIPSCO making a $336.6 million payment to the developer. The company recorded a liability totaling $144.1 million on the Condensed Consolidated Balance Sheets (unaudited) as other accruals, which will be paid to the developer upon substantial completion. In January 2025, Dunns Bridge II achieved substantial completion, resulting in NIPSCO making a $217.6 million payment to the developer in February 2025.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
15.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2025	$(4.0)	$(13.2)	$(13.2)	$(30.4)
Other comprehensive income before reclassifications	0.8	—	0.3	1.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	0.2	0.1
Net current-period other comprehensive income (loss)	0.8	(0.1)	0.5	1.2
Balance as of March 31, 2025	$(3.2)	$(13.3)	$(12.7)	$(29.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2024	$(7.3)	$(12.8)	$(13.5)	$(33.6)
Other comprehensive loss before reclassifications	(0.6)	(0.2)	(0.1)	(0.9)
Amounts reclassified from accumulated other comprehensive loss	0.3	0.1	0.3	0.7
Net current-period other comprehensive income (loss)	(0.3)	(0.1)	0.2	(0.2)
Balance as of March 31, 2024	$(7.6)	$(12.9)	$(13.3)	$(33.8)
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

The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. We use operating income as the primary measurement of performance for each of the reportable segments and make decisions on financing, dividends and taxes at the corporate level on a consolidated basis. We provide this measure to our Chief Operating Decision Maker, the CEO, who utilizes it to assess performance and allocation resources at the operating segment level based on budget-to-actual and actual-to-actual variances. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended March 31, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$1,240.6	$941.4	$2,182.0
Intersegment Revenue	3.2	0.3	3.5
Total Operating Revenue	$1,243.8	$941.7	$2,185.5

Cost of energy	379.8	267.7	647.5
O&M	243.0	202.0	445.0
Depreciation	108.2	141.3	249.5
Total other taxes	67.0	18.5	85.5
Other segment items(1)	—	0.3	0.3
Operating Income	$445.8	$311.9	$757.7
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

Three Months Ended March 31, 2024
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$953.7	$752.4	$1,706.1
Intersegment Revenue	3.2	0.3	3.5
Total Operating Revenue	956.9	752.7	1,709.6

Cost of energy	228.8	196.2	425.0
O&M	210.7	191.3	402.0
Depreciation	98.2	132.7	230.9
Total other taxes	57.2	16.1	73.3
Operating Income	$362.0	$216.4	$578.4

The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheet (unaudited):

(in millions)	March 31, 2025	December 31, 2024
Assets
Columbia Operations	$14,962.2	$14,769.5
NIPSCO Operations	16,807.4	15,823.5
Corporate and Other	1,335.5	1,195.1
Consolidated Assets	$33,105.1	$31,788.1

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
To reconcile the segment tables above to consolidated NiSource:

Three Months Ended March 31, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$2,185.5	$145.4	$(147.7)	$2,183.2
Operating Income	757.7	1.7	—	759.4

Three Months Ended March 31, 2024
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,709.6	$140.1	$(143.4)	$1,706.3
Operating Income	578.4	5.0	—	583.4

17.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended March 31,
(in millions)	2025	2024
Interest income	$2.0	$2.5
AFUDC equity	9.2	11.3
Pension and other postretirement non-service cost	(3.8)	(2.2)
Miscellaneous	(1.6)	(2.4)
Total Other, net	$5.8	$9.2

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.     Supplemental Disclosures of Cash Flow Information
The following table displays the components of Working Capital on the Statements of Consolidated Cash flows (unaudited):

	Three Months Ended March 31,
(in millions)	2025	2024
Accounts receivable	$(141.5)	$16.4
Inventories	127.7	173.8
Accounts payable	(59.3)	(90.6)
Customer deposits and credits	(125.6)	(104.9)
Taxes accrued	34.2	7.5
Interest accrued	(14.8)	12.4
Exchange gas receivable/payable	40.9	(114.0)
Other accruals	28.6	(7.4)
Prepayments and other current assets	(20.0)	(67.7)
Accrued compensation and employee benefits	(75.5)	(60.7)
Total change in working capital	$(205.3)	$(235.2)

Three Months Ended March 31, (in millions)	2025	2024
Non-cash transactions:
Capital expenditures included in current liabilities	$394.2	$239.7
Dividends declared but not paid	134.4	119.0

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
Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
We are an energy holding company under the Public Utility Holding Company Act of 2005 whose utility subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Columbia Operations and NIPSCO Operations. Refer to ''Note 16, "Business Segment Information," for further discussion of our business segments.
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
Energy Transition: We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as retiring and replacing remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Our electric generation transition, initiated through our 2018 Integrated Resource Plan ("2018 Plan") is well underway, and we are continually adjusting to the dynamic energy landscape. As of March 31, 2025, we have placed in service owned renewable and storage projects, developed under BTAs, with combined nameplate capacities of 1,500 MW and 101 MW respectively. Renewable PPA projects with a combined nameplate capacity of 600 MW have also been placed in service. In addition, renewable BTA projects with combined nameplate capacities of 650 MW, and renewable PPA projects with a combined nameplate capacity of 600 MW were under development as of March 31, 2025, all of which have received IURC approval, with the exception of the Templeton project, which is currently pending approval. The capacity figure for BTA projects in development includes the Templeton project. In October 2024, NIPSCO contracted with a developer to convert the previously approved Templeton PPA to a BTA and in February 2025 filed a CPCN with the IURC. In 2024, the IURC approved full ownership of the Cavalry, Dunns Bridge II, Fairbanks and Gibson and the cost of the Fairbanks project as contemplated in contractual actions. Full ownership of these projects allows NIPSCO to leverage provisions of the IRA, monetize renewable tax credits more effectively, and provide enhanced benefits to customers as compared to the previous tax equity partnership structure approved by the IURC. We remain on track to retire R.M Schahfer's remaining two coal units by the end of 2025. For additional information, see "Results and Discussion of Operations - NIPSCO Operations," in this Management's Discussion, and see item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

NIPSCO's 2021 Integrated Resource Plan ("2021 Plan") lays out a timeline to retire the Michigan City Generating Station by the end of 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. In 2024, Sugar Creek completed an Advanced Gas Path Tech upgrade that enhanced its overall production capabilities. Additionally, the 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. In October 2024, we received approval for the issuance of a CPCN for an approximately 400 MW natural gas peaking generation facility from the IURC to replace R.M. Schahfer's existing peaking facilities. The planned retirement of the two vintage gas peaking facilities at the R.M. Schahfer Generating Station is also expected to occur by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

NIPSCO's 2024 Integrated Resource Plan ("2024 Plan") was submitted to the IURC on December 9, 2024. The 2024 Plan maintains the retirement decisions and capacity additions identified in the 2018 and 2021 Integrated Resource Plans and calls for additional generation resources through 2029 to support capacity requirements. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO’s customers and incorporates factors such as anticipated load growth from data centers and other economic development opportunities, new EPA emissions rules, and evolving MISO resource accreditation rules. Customer interest related to data center development in our northern Indiana service territory has accelerated. We believe data center development can enhance our local tax base, diversify the employment base across the state of Indiana, and provide greater value to existing customers and shareholders. We are evaluating the potential for data center development in our service territory, including ways to effectively manage the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, while at the same time focusing on our environmental goals. We expect the management of large load growth would require new generation resources. We plan to move as efficiently as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

We continue to enhance safety and reduce methane emissions on our gas systems through modernization programs and utilization of advanced leak detection and repair. In addition, we plan to advance other low- or zero-emission energy resources and technologies, such as hydrogen and renewable natural gas.

Transformation: Our enterprise-wide transformation roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We are committed to identifying and implementing initiatives that will enable us to streamline work and improve logistics company-wide. These efforts include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all of our optimization initiatives will prioritize safety and continue to optimize our long-term growth profile. We are making progress towards our transformation goals with a successful completion of the first phase of our WAM program, an enterprise resource planning system that will optimize the scheduling, dispatch, and execution of our field operations. This phase of the program implemented the solution within our electric distribution and transmission operations, while remaining phases for gas distribution operations and generation operations are anticipated to be completed by the end of 2025. In addition to transforming technology to enhance our employee and customer experiences, these programs will also ensure we remain on modern systems that help reduce enterprise risk related to end-of-life systems.

Economic Environment: We continue to monitor risks related to order and delivery lead times for construction and other materials, potential unavailability of materials due to global shortages in raw materials, and decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to see increasing prices associated with certain materials and supplies and are tracking the potential impact of new and proposed tariffs. To the extent that work plan delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
We are faced with increased competition for employee and contractor talent in the current labor market which has resulted in increased costs to attract and retain talent. We are ensuring that we use all internal human capital programs (development, leadership enablement programs, succession, performance management) to promote retention of our current employees along with having a competitive and attractive appeal for potential recruits. Our flexible work arrangements, where possible, support a broader talent footprint for sourcing talent needed and for remaining competitive.
We continue to evaluate our financing plan to manage interest expense and exposure to rates. For more information on interest rate risk, see "Market Risk Disclosures".

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024	Favorable (Unfavorable)
Operating Revenues	$2,183.2	$1,706.3	$476.9
Operating Expenses
Cost of energy	647.5	425.0	(222.5)
Other Operating Expenses	776.3	697.9	(78.4)
Total Operating Expenses	1,423.8	1,122.9	(300.9)
Operating Income	759.4	583.4	176.0
Total Other Deductions, Net	(127.0)	(107.1)	(19.9)
Income Taxes	105.7	76.0	(29.7)
Net Income	526.7	400.3	126.4
Net income attributable to noncontrolling interest	51.9	35.3	(16.6)
Net Income Attributable to NiSource	474.8	365.0	109.8
Preferred dividends and redemption premium	—	(20.7)	20.7
Net Income Available to Common Shareholders	474.8	344.3	130.5
Earnings Per Share
Basic Earnings Per Share	$1.01	$0.77	$0.24
Diluted Earnings Per Share	$1.00	$0.77	$0.23
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three months ended March 31, 2025 was primarily due to higher revenues driven by our capital investments, partially offset by higher operating expenses, including increased depreciation expense attributed to our net plant balances and higher interest expense. See Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
For additional information on operating income variance drivers see "Results and Discussion of Segment Operations" for Columbia Operations and NIPSCO Operations in this Management's Discussion.
Income Taxes

Refer to Note 12, "Income Taxes," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on income taxes and the change in the effective tax rates for the periods presented.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three months ended March 31, 2025 and 2024 are presented below.

	Three Months Ended March 31,
(in millions)	2025	2024	Favorable (Unfavorable)
Operating Revenues	$1,243.8	$956.9	$286.9
Operating Expenses
Cost of energy	379.8	228.8	(151.0)
Operation and maintenance	243.0	210.7	(32.3)
Depreciation and amortization	108.2	98.2	(10.0)
Other taxes	67.0	57.2	(9.8)
Total Operating Expenses	798.0	594.9	(203.1)
Operating Income	$445.8	$362.0	$83.8
Revenues
Residential	$858.0	$665.8	$192.2
Commercial	308.1	225.3	82.8
Industrial	48.2	40.4	7.8
Off-System	22.3	12.7	9.6
Other	7.2	12.7	(5.5)
Total	$1,243.8	$956.9	$286.9
Sales and Transportation (MMDth)
Residential	90.8	77.0	13.8
Commercial	61.9	54.3	7.6
Industrial	72.1	68.5	3.6
Off-System	5.9	7.3	(1.4)
Other	0.2	0.2	—
Total	230.9	207.3	23.6
Heating Degree Days(1)	2,670	2,284	386
Normal Heating Degree Days(1)	2,666	2,739	(73)
% Warmer than Normal	—%	(17)%
% Colder than prior year	17%
Columbia Operations Customers
Residential	2,233,968	2,222,345	11,623
Commercial	189,918	189,394	524
Industrial	1,988	1,980	8
Other	5	5	—
Total	2,425,879	2,413,724
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2025 compared to the same period in 2024 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2025 vs 2024
New rates from base rate proceedings and regulatory capital programs	$73.2
The effects of weather in 2025 compared to 2024	27.2
The effects of customer growth	1.6
The effects of customer usage	(6.3)
Other	(0.2)
Change in operating revenues (before cost of energy and other tracked items)	$95.5
Operating revenues offset in operating expense
Higher cost of energy billed to customers	151.0
Higher tracker deferrals within operation and maintenance, depreciation, and tax	40.4
Total change in operating revenues	$286.9
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
Sales
The increase in total volumes for the three months ended March 31, 2025, compared to the same period in 2024, is primarily attributable to an increase for residential and commercial customers due to colder weather.
Commodity Price Impact
Cost of energy for the Columbia Operations segment is principally comprised of the cost of natural gas procured on behalf of and sold to customers while providing transportation services. All of our Columbia Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. These are tracked costs that are passed through directly to the customer, and the gas costs included in revenues are matched with the gas cost expense recorded in the period. Any difference in actual costs incurred and amounts billed to customers is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered gas cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income. Certain Columbia Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier, through regulatory initiatives in their respective jurisdictions.
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2025 compared to the same period in 2024 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2025 vs 2024
Higher depreciation and amortization expense	$(10.0)
Higher employee and administrative related expenses	(6.0)
Higher property tax	(3.0)
Other	7.3
Change in operating expenses (before cost of energy and other tracked items)	$(11.7)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(151.0)
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(40.4)
Total change in operating expense	$(203.1)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three months ended March 31, 2025 and 2024 are presented below.

	Three Months Ended March 31,
(in millions)	2025	2024	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$941.7	$752.7	$189.0
Operating Expenses
Cost of energy	267.7	196.2	(71.5)
Operation and maintenance	202.0	191.3	(10.7)
Depreciation and amortization	141.3	132.7	(8.6)
Loss on impairment	0.3	—	(0.3)
Other taxes	18.5	16.1	(2.4)
Total Operating Expenses	629.8	536.3	(93.5)
Operating Income	$311.9	$216.4	$95.5

	Three Months Ended March 31,
(in millions)	2025	2024	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$167.9	$143.8	$24.1
Commercial	160.1	142.9	17.2
Industrial	142.8	116.1	26.7
Wholesale and Other	30.4	31.2	(0.8)
Total	$501.2	$434.0	$67.2
Sales (GWh)
Residential	810.4	764.9	45.5
Commercial	884.8	878.7	6.1
Industrial	2,136.0	1,832.7	303.3
Wholesale and Other	180.5	172.6	7.9
Total	4,011.7	3,648.9	362.8
NIPSCO Electric Customers
Residential	431,351	428,035	3,316
Commercial	59,286	58,883	403
Industrial	2,112	2,120	(8)
Wholesale and Other	707	711	(4)
Total	493,456	489,749	3,707

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$298.7	$212.1	$86.6
Commercial	105.1	74.7	30.4
Industrial	31.4	23.8	7.6
Other	5.3	8.1	(2.8)
Total	$440.5	$318.7	$121.8
Sales and Transportation Volumes (MMDth)
Residential	32.7	28.6	4.1
Commercial	20.3	17.7	2.6
Industrial	73.8	70.2	3.6
Total	126.8	116.5	10.3
Heating Degree Days	3,015	2,643	372
Normal Heating Degree Days	3,079	3,141	(62)
% Warmer than Normal	(2)%	(16)%
% Colder than prior year	14%
NIPSCO Gas Customers
Residential	803,206	797,326	5,880
Commercial	66,699	66,485	214
Industrial	2,721	2,784	(63)
Total	872,626	866,595	6,031
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.
The underlying reasons for changes in our operating revenues for the three months ended March 31, 2025 compared to the same period in 2024 are presented below.

Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended March 31, 2025 vs 2024
New rates from base rate proceedings, regulatory capital and DSM programs	$82.1
The effects of weather in 2025 compared to 2024	28.2
The effects of customer usage	3.8
The effects of customer growth	3.4
Renewable JV revenue, fully offset by JV operating expense and noncontrolling interest net income (loss)	(4.1)
Other	(0.1)
Change in operating revenues (before cost of energy and other tracked items)	$113.3
Operating revenues offset in operating expense
Higher cost of energy billed to customers	71.5
Higher tracker deferrals within operation and maintenance, depreciation and tax	4.2
Total change in operating revenues	$189.0

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
Sales
The increase in total volumes sold to electric customers for the three months ended March 31, 2025 compared to the same period in 2024 was primarily attributable to increased residential and industrial usage.
The increase in total volumes sold to gas customers for the three months ended March 31, 2025 compared to the same period in 2024 was primarily attributable to increases for residential and commercial customers due to colder weather.
Commodity Price Impact
Cost of energy for the NIPSCO Operations segment's electric activities is principally comprised of the cost of coal, natural gas purchased for internal generation of electricity, transportation of coal and natural gas, and the cost of power purchased from generators of electricity for its generation and transmission activities. For its gas distribution activities, NIPSCO Operations' cost of energy is principally comprised of the cost of natural gas procured on behalf of and sold to customers while providing transportation and distribution services. NIPSCO Operations has state-approved recovery mechanisms that provide a means for full recovery of prudently incurred costs of energy. The majority of these costs of energy are passed through directly to the customer, and the costs of energy included in operating revenues are matched with the cost of energy expense recorded in the period. Any difference in actual costs incurred and amounts billed to customers is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered fuel and gas costs to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income.
The underlying reasons for changes in our operating expenses for the three months ended March 31, 2025 compared to the same period in 2024 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended March 31, 2025 vs 2024
Higher depreciation and amortization expense driven by new base rates	$(9.2)
Higher outside services expenses	(4.0)
Higher environmental remediation costs	(2.5)
Higher employee and administrative expenses	(2.0)
Other	(1.0)
Change in operating expenses (before cost of energy and other tracked items)	$(18.7)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(71.5)
Higher tracker deferrals within operation and maintenance, depreciation and tax	(3.3)
Total change in operating expense	$(93.5)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan and maintained in the 2024 Plan, which outlines the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation at Michigan City by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. NIPSCO is evaluating the impacts of federal and state executive orders on its generation transition plans.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

Remaining Renewables Projects	Transaction Type	Technology	Nameplate Capacity (MW)	Storage Capacity (MW)
Fairbanks	BTA	Solar	250	—
Gibson	BTA	Solar	200	—
Templeton	BTA(1)	Wind	200	—
Appleseed	20 year PPA	Solar	200	—
Green River	20 year PPA	Solar	200	—
Carpenter	20 year PPA	Wind	200	—
(1) Pending regulatory approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.85 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2025 and beyond. Sources of financing activities for the quarter ended March 31, 2025 are as follows:
ATM program
•As of December 31, 2024 the ATM program had approximately $297.7 million of equity available for issuance through December 31, 2025.
◦In February 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,000,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $40.10 per share.
◦In March 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 1,707,320 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.00 per share.
◦As of March 31, 2025, the ATM program (inclusive of the forward sale agreements) had approximately $147.5 million of equity available for issuance.
Long-Term Debt
•On March 27, 2025 we completed the issuance and sale of $750.0 million of 5.850% senior unsecured notes maturing in 2055, which resulted in approximately $739.6 million of net proceeds after discount and debt issuance costs.
See Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our financing activities.
Cash Flow Activities
The following table summarizes our cash flow activities:

	Three Months Ended March 31,
(in millions)	2025	2024	Change in 2025 vs 2024
Cash from (used for):
Operating Activities	$686.4	$456.2	$230.2
Investing Activities	(1,352.7)	(723.0)	(629.7)
Financing Activities	771.4	(1,873.8)	2,645.2

Operating Activities
The increase in cash from operating activities was primarily driven by year over year change in exchange gas receivables, higher net income, accounts payable, prepayments and other current assets, partially offset by higher accounts receivables due to colder weather.
Investing Activities
Year over year increase in investing activities was primarily comprised of milestone payments to renewable generation asset developers for certain of our BTA projects and advanced deposits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
We remain on track to make capital investments totaling $4.0 billion to $4.3 billion during the 2025 period. We also expect to invest approximately $19.4 billion during the 2025-2029 period, including capital investments to support our generation transition strategy. These forecasted capital investments are subject to continuing review and adjustment. Actual capital expenditures may vary from these estimates.
Regulatory Capital Programs. We are in the process of upgrading and modernizing our electric system to enhance safety and reliability by addressing aged infrastructure and deploying advanced grid technologies. We are also upgrading and modernizing our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2025, we continue to move forward on core infrastructure investment programs supported by complementary regulatory and customer initiatives across all six states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	IRP - 2025	$978.7	4/21-12/24	2/27/2025	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2025	$78.2	1/23-12/24	2/28/2025	Investments necessary to comply with the PHMSA Mega Rule.
Columbia of Ohio	CEP - 2024	$763.3	4/21-12/23	2/26/2024	Assets not included in the IRP or PHMSA IRP.
Columbia of Virginia	SAVE - 2025	$89.0	10/24-12/25	8/15/2024	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2024	$81.9	1/23-12/24	10/13/2023	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric(2)	TDSIC - 5	$346.9	7/22-3/24	5/28/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(2)	TDSIC - 6	$555.0	7/22-9/24	11/26/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(3)	GCT - 1	$149.4	9/23-10/25	12/16/2024	New gas peaker generation project costs forecasted through Oct. 2025.
NIPSCO - Gas(4)	TDSIC - 8	$8.3	1/23-2/24	4/30/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas(4)	FMCA - 3	$27.0	1/23-6/24	8/27/2024	Project costs to comply with federal mandates.
Pending Commission Approval
Columbia of Kentucky(5)	SMRP - 2025	$128.5	1/23-12/25	10/15/2024	Replacement of mains and inclusion of system safety investments.
NIPSCO - Gas	FMCA - 4	$9.4	6/24-12/24	2/25/2025	Project costs to comply with federal mandates.
Columbia of Ohio	CEP - 2025	$1,030.0	4/21-12/24	2/27/2025	Assets not included in the IRP or PHMSA IRP.
(1)Programs do not include any costs already included in base rates.
(2)TDSIC-5 was effective October 2024 through March 2025. An order was received for TDSIC-6 on March 26, 2025, and billing began in April 2025.
(3)Capital investment is based on a projected amount. The capital investment has not all been incurred to date and represents a forecasted average for the billing period.
(4)The capital investment remaining after the Step 2 Compliance Filing, on February 13, 2025, is $5.8 million for TDSIC-8 and $2.3 million for FMCA-3.
(5)Rates went into effect January 2, 2025, subject to refund.

NIPSCO Gas filed a FMCA CPCN on April 21, 2025. The petition is seeking recovery of spend incurred related to certain federally mandated Pipeline Safety IV Compliance Plan costs. The request includes $244.1 million of estimated capital, including indirect costs and AFUDC.

Financing Activities
Common Stock. Refer to Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for information on common stock.

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

Sources of Liquidity
The following table displays our liquidity position as of March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	375.0	175.0
Less:
Commercial Paper	521.0	604.6
Accounts Receivable Programs Utilized	250.0	—
Letters of Credit Outstanding Under Credit Facility	0.5	9.4
Add:
Cash and Cash Equivalents	259.4	156.6
Net Available Liquidity	$1,712.9	$1,567.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of March 31, 2025, the ratio was 53.8%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of March 31, 2025. There were no changes to the below credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of March 31, 2025, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $146.1 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, 750,000,000 are common stock and 20,000,000 are preferred stock. As of March 31, 2025, 470,618,280 shares of common stock were outstanding and no preferred stock were outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Except for our March 2025 debt issuance, there were no additional material changes from year-end during the three months ended March 31, 2025. Refer to Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuances.
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
A portion of the Columbia Operations' and NIPSCO Operations' revenue is related to the recovery of gas costs, the review and recovery of which occurs through standard regulatory proceedings. All states in our operating area require periodic review of actual gas procurement activity to determine prudence and to confirm the recovery of prudently incurred energy commodity costs supplied to customers.
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contributes to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our gas distribution operations utilities have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design for residential and small commercial customers that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3%. Columbia of Kentucky charges certain customer classes a mix of fixed and weather normalized volumetric rates during the peak heating season. NIPSCO Gas and Electric include a fixed customer charge for residential and small commercial and industrial customer classes. NIPSCO Gas has also received approval and implemented a weather normalization adjustment for certain of its customer classes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions
The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rate Cases
Columbia of Pennsylvania(1)	None specified	$124.1	$74.0	March 15, 2024	December 2024
Columbia of Maryland	9.80%	$10.7	$7.8	September 24, 2024	April 2025
Columbia of Kentucky	9.75%	$23.8	$14.3	May 16, 2024	January 2025
Columbia of Virginia(2)	None specified	$40.5	$25.8	April 29, 2022	October 2022
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(3)	9.75%	$161.9	$120.9	October 25, 2023	August 2024
NIPSCO - Electric(4)	9.80%	$291.8	$261.9	September 19, 2022	August 2023
Pending Rate Cases
NIPSCO - Electric(5)	In process	$368.7	In process	September 12, 2024	September 2025
Columbia of Virginia(6)	In process	$37.2	In process	April 29, 2024	October 2024
Columbia of Pennsylvania	In process	$110.5	In process	March 20, 2025	December 2025
(1)No approved ROE is identified for this matter since the approved revenue increase is the result of a black box settlement under which parties agree upon the amount of increase.
(2)The approved rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.70% ROE for future SAVE filings.
(3)New rates were implemented in 2 steps, with implementation of Step 1 rates effective in August 2024 and Step 2 rates effective in February 2025.
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
(6)Rates are effective on an as filed basis and subject to refund. Columbia of Virginia and certain intervening parties, filed a Joint Stipulation and Proposed Recommendation for settlement on December 5, 2024, for an annual revenue increase of $28.2 million, net of SAVE. A hearing examiner’s report was received on February 27, 2025 recommending the adoption of Joint Stipulation and Proposed Recommendation without modification.
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

In May 2023, PHMSA proposed regulatory revisions under the PIPES Act of 2020 to minimize methane emissions and improve public safety. Under these proposed revisions, our subsidiaries would be required to detect and repair an increased number of gas leaks, reduce the time to repair leaks, increase leak survey, and expand our existing advanced leak detection program. In January 2025, PHMSA withdrew the final LDAR rule and it has not gone into effect.

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
Environmental and Climate Change Issues

On March 12, 2025, the EPA announced it will undertake 31 deregulatory actions to advance the administration’s policy priorities as directed by various Executive Orders. These actions will address multiple existing water, waste, air and climate regulations including, but not limited to, GHG rules and the Legacy CCR rule. NiSource will continue to monitor these matters and assess the impacts to our business as regulations are proposed and finalized, or as otherwise required by law.

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

Regarding federal policies, we continue to monitor the status of climate change-related legislation and regulation, including the IIJA and IRA and the potential forthcoming budget reconciliation legislation from Congress in 2025. We have identified and pursued potential opportunities associated with the IIJA and the IRA that align with our strategy. These opportunities include tax incentives for renewable generation and storage projects, tax credit transferability and grant funding for grid resiliency, hydrogen hubs and leak detection. The new federal administration has signaled through executive actions a desire to roll-back several climate-related policies including funding for IIJA and IRA programs. We continue to evaluate and monitor how these changes will impact our business.
In May 2024, the EPA published final GHG standards and guidelines for fossil fuel-fired power plants. The rules are not expected to impact NIPSCO’s existing electric generation, but, depending on the outcome of ongoing litigation and potential future changes to the rules, may impose certain operational limitations on other existing and new electric generation. Through the 2024 NIPSCO IRP process, we assessed that cost to electric customers would be approximately $675 million greater due to these rules.
We also continue to monitor evolving state policies related to GHG emissions. The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment ("MDE") adopted a plan to achieve its 2031 goal and is required to adopt a plan for their 2045 net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction. In December 2024, the MDE issued updated final Building Energy Performance Standards, which would require net zero direct GHG emissions from large buildings by 2040 with interim targets, or payments of an alternative compliance fee. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, new technologies and emissions offsets. Under an executive order, Maryland is also developing a Clean Heat Standard and a Zero-Emission Heating Equipment Standard that are intended to transition gas appliances to electric heat pumps. Separately, the PSC has also initiated a proceeding related to Near-Term, Priority Actions and Comprehensive, Long-Term Planning for Maryland's Gas Companies. Columbia of Maryland cannot predict the final impact of these policies on our business at this time.
Net Zero Goal. In November 2022, we announced a goal of net zero GHG emissions by 2040 covering both Scope 1 and Scope 2 GHG emissions ("Net Zero Goal"). Our Net Zero Goal builds on GHG emission reductions achieved to-date. We plan to achieve our Net Zero Goal primarily through continuation and enhancement of existing programs, such as retiring and replacing coal-fired electric generation with low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak-detection technologies. In addition, we plan to advance other low- and zero-emission energy resources and technologies, which may include hydrogen, renewable natural gas, long-duration storage, and/or deployment of carbon capture and utilization technologies, if and when these become technologically and economically feasible. Carbon offsets and renewable energy credits may also be used to support achievement of our Net Zero Goal. As of the end of 2024, we had reduced Scope 1 GHG emissions by approximately 72% from 2005 levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Our GHG emissions projections, including achieving a Net Zero Goal, are subject to various assumptions that involve risks and uncertainties, and did not include any assumptions related to data center development and associated load growth. We remain committed to our Net Zero Goal, however, certain of our interim goals may evolve as we assess and respond to business opportunities such as data centers. Achievement of our Net Zero Goal by 2040 will require supportive regulatory and legislative policies, favorable stakeholder environments and advancement of technologies that are not currently economically or technologically feasible to deploy at scale, as well as execution of our business plan. Otherwise, our actual results or ability to achieve our Net Zero Goal, including by 2040, may differ materially.
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
Refer to Note 10, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities as of March 31, 2025 and December 31, 2024.
Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $2.5 million for the three months ended March 31, 2025 and $2.6 million for the three months ended March 31, 2024, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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
Other Information
Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes made as of March 31, 2025.

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
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
NiSource Inc.

(4.4)	Form of 5.850% Notes due 2055 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 27, 2025).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	May 7, 2025	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Vice President, Chief Accounting Officer (Principal Accounting Officer)