Form 10-Q
period 2025-06-30
NISOURCE INC.
filed 2025-08-06
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 470,855,009 shares outstanding at July 30, 2025.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2025

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NIPSCO GenCo	NIPSCO Generation LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Dunns Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC
Gibson	Gibson Solar LLC
Fairbanks	Fairbanks Solar Generation LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	BIP Blue Buyer L.L.C
BIP Blue Buyer VCOC L.L.C	BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P
BTA	Build-transfer agreement
CCRs	Coal Combustion Residuals
CEP	Ohio Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)
CODM	Chief Operating Decision Maker
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution company, including all of its Columbia Gas distribution companies and related subsidiaries
CPCN	Certificate of Public Convenience and Necessity
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
Dunns Bridge II	Dunn's Bridge II Solar Generation Center
EPA	United States Environmental Protection Agency

DEFINED TERMS
EPS	Earnings per share
ERP	Enterprise Resource Planning
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FMCA	Indiana Federally Mandated Cost Adjustment mechanism
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
GHG	Greenhouse gases
GWh	Gigawatt hours
IRA	Inflation Reduction Act of 2022
IRP	Ohio Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
JV	Joint Venture
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Program
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NIPSCO Electric	The electric generation and transmission activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Minority Interest Transaction	A transaction between NiSource, NIPSCO Holdings II (sole owner of NIPSCO) and an affiliate of Blackstone pursuant to a purchase and sale agreement entered into on June 17, 2023, that offered equity interests in NIPSCO Holdings II in exchange for capital contributions by the parties.
NIPSCO Operations	Reportable segment comprised of the results of NIPSCO Holdings I, NIPSCO Holdings II, and NIPSCO and all related subsidiaries
NYMEX	New York Mercantile Exchange
OBBBA	One Big Beautiful Bill Act
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
RNG	Renewable Natural Gas
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Kentucky Safety Modification and Replacement Program
SMS	Safety Management System
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)

DEFINED TERMS
TDSIC	Indiana Transmission, Distribution and Storage System Improvement Charge
Templeton	Templeton Wind Energy Center
VIE	Variable Interest Entity
WAM	Work and Asset Management enterprise resourcing system

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
•and other matters set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Part II, Item 1A, “Risk Factors,” of this report, and Part I, Item 1, “Business,” Part I, Item 1A, "Risk Factors," and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, some of which risks are beyond our control.

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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Customer revenues	$1,246.5	$1,054.1	$3,396.0	$2,697.1
Other revenues	36.5	30.6	70.2	93.9
Total Operating Revenues	1,283.0	1,084.7	3,466.2	2,791.0
Operating Expenses
Cost of energy	261.8	164.7	909.3	589.7
Operation and maintenance	396.2	357.7	824.0	736.1
Depreciation and amortization	286.7	253.5	545.3	495.6
Loss on impairment of assets	0.4	2.9	0.7	2.9
Loss on sale of assets, net	0.8	1.6	0.8	1.6
Other taxes	74.2	67.3	163.8	144.7
Total Operating Expenses	1,020.1	847.7	2,443.9	1,970.6
Operating Income	262.9	237.0	1,022.3	820.4
Other Income (Deductions)
Interest expense, net	(139.1)	(129.3)	(271.9)	(245.6)
Other, net	0.5	13.0	6.3	22.2
Total Other Deductions, Net	(138.6)	(116.3)	(265.6)	(223.4)
Income before Income Taxes	124.3	120.7	756.7	597.0
Income Taxes	23.8	17.6	129.5	93.6
Net Income	100.5	103.1	627.2	503.4
Net income (loss) attributable to noncontrolling interest	(1.7)	17.3	50.2	52.6
Net Income Attributable to NiSource	102.2	85.8	577.0	450.8
Preferred dividends	—	—	—	(6.7)
Preferred redemption premium	—	—	—	(14.0)
Net Income Available to Common Shareholders	$102.2	$85.8	$577.0	$430.1
Earnings Per Share
Basic Earnings Per Share	$0.22	$0.19	$1.22	$0.96
Diluted Earnings Per Share	$0.22	$0.19	$1.22	$0.95
Basic Average Common Shares Outstanding	471.0	448.5	470.6	448.2
Diluted Average Common Shares	472.1	450.2	472.3	449.8

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, net of taxes)	2025	2024	2025	2024
Net Income	$100.5	$103.1	$627.2	$503.4
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale debt securities(1)	1.0	—	1.8	(0.3)
Reclassification adjustment for cash flow hedges(2)	(0.1)	(0.1)	(0.2)	(0.2)
Unrecognized pension and OPEB benefit(3)	0.1	0.3	0.6	0.5
Total other comprehensive income	1.0	0.2	2.2	—
Comprehensive Income	$101.5	$103.3	$629.4	$503.4
(1)Net unrealized gain (loss) on available-for-sale debt securities, net of $0.3 million tax expense and $0.0 million tax expense in the second quarter of 2025 and 2024, respectively, and $0.5 million tax expense and $0.1 million of tax benefit for the six months ended 2025 and 2024, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.1 million tax benefit and $0.0 million tax benefit in the second quarter of 2025 and 2024, respectively, and $0.1 million of tax benefit and $0.0 million tax benefit for the six months ended 2025 and 2024, respectively.
(3)Unrecognized pension and OPEB benefit, net of $0.1 million of tax expense and $0.1 million tax expense in the second quarter of 2025 and 2024, respectively, and $0.2 million of tax expense and $0.2 million tax expense for the six months ended 2025 and 2024, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Property, Plant and Equipment
Plant	$36,448.3	$34,152.9
Accumulated depreciation and amortization	(8,996.8)	(8,699.0)
Net Property, Plant and Equipment(1)	27,451.5	25,453.9
Investments and Other Assets
Unconsolidated affiliates	7.8	6.5
Available-for-sale debt securities (amortized cost of $147.9 and $91.9, allowance for credit losses of $0.1 and $0.1, respectively)	144.9	86.7
Other investments	107.0	85.5
Total Investments and Other Assets	259.7	178.7
Current Assets
Cash and cash equivalents	335.4	156.6
Restricted cash	30.2	42.0
Accounts receivable	805.9	987.9
Allowance for credit losses	(27.3)	(23.7)
Accounts receivable, net	778.6	964.2
Gas storage	148.2	179.6
Materials and supplies, at average cost	187.7	173.3
Electric production fuel, at average cost	32.1	36.2
Exchange gas receivable	33.0	45.7
Regulatory assets	287.1	319.9
Prepayments	143.5	138.5
Other current assets	23.0	24.2
Total Current Assets(1)	1,998.8	2,080.2
Other Assets
Regulatory assets	2,178.4	2,157.4
Goodwill	1,485.9	1,485.9
Deferred charges and other	654.6	432.0
Total Other Assets	4,318.9	4,075.3
Total Assets	$34,028.9	$31,788.1
(1)Includes $1,295.7 million and $1,323.8 million at June 30, 2025 and December 31, 2024, respectively, of net property, plant and equipment assets and $60.9 million and $65.0 million at June 30, 2025 and December 31, 2024, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	June 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 470,784,423 and 469,822,472 shares outstanding, respectively	$4.7	$4.7
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,538.0	9,521.5
Retained deficit	(532.1)	(711.7)
Accumulated other comprehensive loss	(28.2)	(30.4)
Total NiSource Stockholders’ Equity	8,882.5	8,684.2
Noncontrolling interest in consolidated subsidiaries	2,114.4	1,984.1
Total Stockholders’ Equity	10,996.9	10,668.3
Long-term debt, excluding amounts due within one year	14,473.8	12,074.5
Total Capitalization	25,470.7	22,742.8
Current Liabilities
Current portion of long-term debt	1,282.2	1,281.2
Short-term borrowings	—	604.6
Accounts payable	683.9	863.1
Dividends payable - common stock	135.1	—
Customer deposits and credits	159.9	268.8
Taxes accrued	172.4	173.4
Interest accrued	177.8	157.0
Asset retirement obligations	58.2	84.6
Exchange gas payable	80.7	91.8
Regulatory liabilities	194.9	150.5
Accrued compensation and employee benefits	161.3	268.2
Other accruals	305.9	170.2
Total Current Liabilities(1)	3,412.3	4,113.4
Other Liabilities
Deferred income taxes	2,387.2	2,281.6
Accrued liability for postretirement and postemployment benefits	200.5	207.5
Regulatory liabilities	1,459.0	1,431.2
Asset retirement obligations	754.8	698.6
Other noncurrent liabilities and deferred credits	344.4	313.0
Total Other Liabilities(1)	5,145.9	4,931.9
Commitments and Contingencies (Refer to Note 15, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$34,028.9	$31,788.1
(1)Includes $53.9 million and $53.7 million at June 30, 2025 and December 31, 2024, respectively, of current liabilities and $54.4 million and $58.3 million at June 30, 2025 and December 31, 2024, respectively, of other liabilities, and finance leases of $40.2 million and $40.4 million at June 30, 2025 and December 31, 2024 respectively, of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2025	2024
Operating Activities
Net Income	$627.2	$503.4
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	545.3	495.6
Deferred income taxes and investment tax credits	120.4	85.1
Loss on sale of assets	0.8	1.6
Payments for asset retirement obligations	(31.3)	(35.0)
Other adjustments	22.3	2.5
Changes in Assets and Liabilities:
Components of working capital(1)	(64.8)	(116.2)
Regulatory assets/liabilities	(23.7)	(5.9)
Deferred charges and other noncurrent assets	(14.9)	(32.7)
Other noncurrent liabilities and deferred credits	0.5	3.3
Net Cash Flows from Operating Activities	1,181.8	901.7
Investing Activities
Capital expenditures	(1,295.5)	(1,219.3)
Milestone payments to renewable generation asset developers	(958.0)	(320.8)
Advanced deposits	(160.9)	—
Other investing activities	(151.9)	(53.9)
Net Cash Flows used for Investing Activities	(2,566.3)	(1,594.0)
Financing Activities
Proceeds from issuance of long-term debt	2,362.0	1,734.5
Repayments of finance lease obligations	(10.9)	(13.5)
Repayment of short-term debt (maturity > 90 days)	—	(1,650.0)
Net change in commercial paper and other short-term borrowings	(604.6)	(754.6)
Issuance of common stock, net of issuance costs	6.8	5.6
Redemption of preferred stock	—	(486.1)
Preferred stock redemption premium	—	(14.0)
Equity costs, premiums and other debt related costs	(17.7)	(60.0)
Contributions from NIPSCO minority interest holders	134.3	59.7
Distributions to tax equity partners	(9.8)	(8.2)
Distribution to NIPSCO minority interest holders	(44.4)	(20.2)
Dividends paid - common stock	(264.2)	(237.9)
Dividends paid - preferred stock	—	(8.2)
Net Cash Flows from (used for) Financing Activities	1,551.5	(1,452.9)
Change in cash, cash equivalents and restricted cash	167.0	(2,145.2)
Cash, cash equivalents and restricted cash at beginning of period	198.6	2,281.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$365.6	$135.9
(1) Refer to Note 19, "Supplemental Disclosures of Cash Flow Information," for additional information.
Reconciliation to Balance Sheet

Six Months Ended June 30, (in millions)	2025
Cash and cash equivalents	335.4
Restricted cash	30.2
Total Cash, Cash Equivalents and Restricted Cash	365.6
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of April 1, 2025	$4.7	$—	$(99.9)	$9,522.6	$(501.4)	$(29.2)	$2,049.2	$10,946.0
Comprehensive Income:
Net income (loss)	—	—	—	—	102.2	—	(1.7)	100.5
Other comprehensive gain, net of tax	—	—	—	—	—	1.0	—	1.0
Dividends:
Common stock ($0.280 per share)	—	—	—	—	(132.9)	—	—	(132.9)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	99.5	99.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(32.6)	(32.6)
Stock issuances:
Employee stock purchase plan	—	—	—	1.9	—	—	—	1.9
Long-term incentive plan	—	—	—	11.4	—	—	—	11.4
401(k) and profit sharing	—	—	—	2.1	—	—	—	2.1
Balance as of June 30, 2025	$4.7	$—	$(99.9)	$9,538.0	$(532.1)	$(28.2)	$2,114.4	$10,996.9

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2025	$4.7	$—	$(99.9)	$9,521.5	$(711.7)	$(30.4)	$1,984.1	$10,668.3
Comprehensive Income:
Net income	—	—	—	—	577.0	—	50.2	627.2
Other comprehensive gain, net of tax	—	—	—	—	—	2.2	—	2.2
Dividends:
Common stock ($0.840 per share)	—	—	—	—	(397.4)	—	—	(397.4)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	134.3	134.3
Distributions to noncontrolling interests	—	—	—	—	—	—	(54.2)	(54.2)
Stock issuances:
Employee stock purchase plan	—	—	—	3.6	—	—	—	3.6
Long-term incentive plan	—	—	—	8.1	—	—	—	8.1
401(k) and profit sharing	—	—	—	4.8	—	—	—	4.8
Balance as of June 30, 2025	$4.7	$—	$(99.9)	$9,538.0	$(532.1)	$(28.2)	$2,114.4	$10,996.9

ITEM 1. FINANCIAL STATEMENTS (continued)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of April 1, 2024	$4.5	$—	$(99.9)	$8,886.8	$(861.7)	$(33.8)	$1,899.0	$9,794.9
Comprehensive Income:
Net income	—	—	—	—	85.8	—	17.3	103.1
Other comprehensive gain, net of tax	—	—	—	—	—	0.2	—	0.2
Dividends:
Common stock ($0.265 per share)	—	—	—	—	(120.3)	—	—	(120.3)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	59.7	59.7
Distributions to noncontrolling interest	—	—	—	—	—	—	(25.4)	(25.4)
Stock issuances:
Employee stock purchase plan	—	—	—	1.6	—	—	—	1.6
Long-term incentive plan	—	—	—	3.6	—	—	—	3.6
401(k) and profit sharing	—	—	—	2.2	—	—	—	2.2
Balance as of June 30, 2024	$4.5	$—	$(99.9)	$8,894.2	$(896.2)	$(33.6)	$1,950.6	$9,819.6

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of January 1, 2024	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
Comprehensive Income:
Net income	—	—	—	—	450.8	—	52.6	503.4
Dividends:
Common stock ($0.795 per share)	—	—	—	—	(357.9)	—	—	(357.9)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	59.7	59.7
Distributions to noncontrolling interest	—	—	—	—	—	—	(28.4)	(28.4)
Stock issuances (redemptions):
Series B and B-1 Preferred stock redemption	—	(486.1)	—	—	—	—	—	(486.1)
Series B and B-1 Preferred stock redemption premium	—	—	—	—	(14.0)	—	—	(14.0)
Employee stock purchase plan	—	—	—	3.0	—	—	—	3.0
Long-term incentive plan	—	—	—	6.9	—	—	—	6.9
401(k) and profit sharing	—	—	—	4.8	—	—	—	4.8
Balance as of June 30, 2024	$4.5	$—	$(99.9)	$8,894.2	$(896.2)	$(33.6)	$1,950.6	$9,819.6

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2025	—	474,581	(3,963)	470,618
Issued:
Employee stock purchase plan	—	48	—	48
Long-term incentive plan	—	62	—	62
401(k) and profit sharing	—	56	—	56
Balance as of June 30, 2025	—	474,747	(3,963)	470,784

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2025	—	473,785	(3,963)	469,822
Issued:
Employee stock purchase plan	—	94	—	94
Long-term incentive plan	—	744	—	744
401(k) and profit sharing	—	124	—	124
Balance as of June 30, 2025	—	474,747	(3,963)	470,784

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of April 1, 2024	—	452,161	(3,963)	448,198
Issued:
Employee stock purchase plan	—	58	—	58
Long-term incentive plan	—	66	—	66
401(k) and profit sharing	—	77	—	77
Balance as of June 30, 2024	—	452,362	(3,963)	448,399

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of January 1, 2024	40	451,345	(3,963)	447,382
Issued:
Employee stock purchase plan	—	111	—	111
Long-term incentive plan	—	729	—	729
401(k) and profit sharing	—	177	—	177
Redeemed:
Series B and B-1 Preferred Stock	(40)	—	—	—
Balance as of June 30, 2024	—	452,362	(3,963)	448,399
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This pronouncement enhances annual and interim disclosure requirements over reportable segments, primarily through enhanced disclosures about significant segment expenses. Specifically, the pronouncement requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, disclosure of an amount for other segment items representing the difference between segment revenue and segment expenses already disclosed, disclosure of all required annual disclosures for interim periods and disclosure of title and position of the CODM and how the CODM uses reported measures. The pronouncement also allows for more than one measure of segment profit if the CODM uses more than one measure in assessing segment performance. This pronouncement was effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. NiSource adopted this pronouncement as of December 31, 2024 with retrospective application and updated its disclosures to include significant expenses regularly provided to the CODM, the CODM's title and how the CODM utilizes reported measures. See Note 17, "Business Segment Information," for further discussion.

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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three months ended June 30, 2025 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$397.0	$114.2	$—	$511.2
Commercial	126.2	45.5	—	171.7
Industrial	37.6	22.6	—	60.2
Off-system	22.8	—	—	22.8
Miscellaneous(1)	8.7	3.3	—	12.0
Subtotal	$592.3	$185.6	$—	$777.9
Electric Generation and Power Delivery
Residential	$—	$163.9	$—	$163.9
Commercial	—	161.0	—	161.0
Industrial	—	133.5	—	133.5
Wholesale	—	11.9	—	11.9
Miscellaneous(1)	—	(1.7)	—	(1.7)
Subtotal	$—	$468.6	$—	$468.6
Total Customer Revenues(2)	592.3	654.2	—	1,246.5
Other Revenues(3)	8.9	26.4	1.2	36.5
Total Operating Revenues	$601.2	$680.6	$1.2	$1,283.0
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six months ended June 30, 2025 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,248.2	$405.6	$—	$1,653.8
Commercial	432.7	148.6	—	581.3
Industrial	85.5	54.0	—	139.5
Off-system	45.1	—	—	45.1
Miscellaneous(1)	20.7	8.0	—	28.7
Subtotal	$1,832.2	$616.2	$—	$2,448.4
Electric Generation and Power Delivery
Residential	$—	$331.8	$—	$331.8
Commercial	—	321.1	—	321.1
Industrial	—	276.1	—	276.1
Wholesale	—	19.5	—	19.5
Miscellaneous(1)	—	(0.9)	—	(0.9)
Subtotal	$—	$947.6	$—	$947.6
Total Customer Revenues(2)	1,832.2	1,563.8	—	3,396.0
Other Revenues(3)	9.6	58.2	2.4	70.2
Total Operating Revenues	$1,841.8	$1,622.0	$2.4	$3,466.2
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

Six months ended June 30, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$960.3	$290.7	$—	$1,251.0
Commercial	317.3	105.4	—	$422.7
Industrial	73.1	39.9	—	$113.0
Off-system	23.4	—	—	$23.4
Wholesale	1.0	—	—	$1.0
Miscellaneous(1)	12.5	10.5	—	$23.0
Subtotal	$1,387.6	$446.5	$—	$1,834.1
Electric Generation and Power Delivery
Residential	$—	$300.7	$—	$300.7
Commercial	—	297.3	—	$297.3
Industrial	—	235.6	—	$235.6
Wholesale	—	17.5	—	$17.5
Public Authority	—	4.0	—	$4.0
Miscellaneous(1)	—	7.9	—	$7.9
Subtotal	$—	$863.0	$—	$863.0
Total Customer Revenues(2)	1,387.6	1,309.5	—	2,697.1
Other Revenues(3)	53.5	40.1	0.3	93.9
Total Operating Revenues	$1,441.1	$1,349.6	$0.3	$2,791.0
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The balances of customer receivables as of June 30, 2025 and December 31, 2024 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2024	$525.1	$408.1
Balance as of June 30, 2025	519.6	235.8
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of June 30, 2025 and December 31, 2024 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2025	$9.8	$13.9	$—	$23.7
Current period provisions	20.4	7.1	—	27.5
Write-offs charged against allowance	(23.1)	(5.5)	—	(28.6)
Recoveries of amounts previously written off	4.3	0.4	—	4.7
Balance as of June 30, 2025	$11.4	$15.9	$—	$27.3

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of January 1, 2024	$10.2	$11.9	$0.8	$22.9
Current period provisions	26.7	12.1	—	38.8
Write-offs charged against allowance	(43.9)	(11.0)	(0.8)	(55.7)
Recoveries of amounts previously written off	16.8	0.9	—	17.7
Balance as of December 31, 2024	$9.8	$13.9	$—	$23.7
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	June 30, 2025	December 31, 2024
Net property, plant and equipment	$1,295.7	$1,323.8
Current assets	60.9	65.0
Total assets(1)	1,356.6	1,388.8
Current liabilities	53.9	53.7
Asset retirement obligations	54.4	58.3
Finance lease obligations	40.2	40.4
Total liabilities(1)(2)	$148.5	$152.4
(1)The assets of each consolidated VIE can only be used to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of June 30, 2025.
Voting Interest Entities. We retain a controlling financial interest in NIPSCO Holdings II and its subsidiaries and consolidate their financial results. The following table provides information about the contributions from and distributions to our NIPSCO minority interest holders included in our Condensed Statements of Consolidated Cash Flows (unaudited) and Condensed Statements of Consolidated Equity (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Contributions from NIPSCO minority interest holders	$99.5	$59.7	$134.3	$59.7
Distributions to NIPSCO minority interest holders	26.9	20.2	44.4	20.2

5.    Earnings Per Share
The calculations of basic and diluted EPS are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Diluted EPS includes the incremental effects of the various long-term incentive compensation plans and ATM forward sale agreements under the treasury stock method when the impact would be dilutive (See Note 6, "Equity").

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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net Income Available to Common Shareholders	$102.2	$85.8	$577.0	$430.1
Less: Income allocated to participating securities	0.3	0.4	1.1	0.7
Net Income Available to Common Shareholders - Basic	101.9	85.4	575.9	429.4
Net Income Available to Common Shareholders - Diluted	$101.9	$85.4	$575.9	$429.4
Denominator:
Average common shares outstanding - Basic	471.0	448.5	470.6	448.2
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	1.0	0.7	1.2	0.8
Shares restricted under employee stock plans	0.1	0.3	0.5	0.3
ATM forward sale agreements	—	0.7	—	0.5
Average Common Shares - Diluted	472.1	450.2	472.3	449.8
Earnings per common share:
Basic	$0.22	$0.19	1.22	0.96
Diluted	$0.22	$0.19	1.22	0.95

6.    Equity
ATM Program. In February 2024, we entered into eight separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $900.0 million of our common stock.
In February 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,000,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $40.10 per share. We may settle the forward sale agreement in shares, cash or net shares by December 31, 2025. Had we settled all the shares under the forward sale agreement at June 30, 2025, we would have received approximately $80.0 million, based on a net price of $40.00 per share.
In March 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 1,707,320 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.00 per share. We may settle the forward sale agreement in shares, cash or net shares by December 31, 2025. Had we settled all the shares under the forward sale agreement at June 30, 2025, we would have received approximately $69.8 million, based on a net price of $40.89 per share.
In June 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,518,393 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $39.71 per share. We may settle the forward sale agreement in shares, cash or net shares by December 31, 2025. Had we settled all the shares under the forward sale agreement at June 30, 2025, we would have received approximately $99.1 million, based on a net price of $39.34 per share.
As of June 30, 2025, the ATM program (inclusive of the forward sale agreements) had approximately $47.5 million of common stock available for issuance. The program expires on December 31, 2025.

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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
There were no dividends declared per share for the Series B Preferred Stock during the three months ended June 30, 2025 and 2024. Dividends declared per share for the Series B Preferred Stock were zero and $406.25 during the six months ended June 30, 2025 and 2024, respectively.

7.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, and accounts receivable transfer programs. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, the issuance of letters of credit and general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of June 30, 2025 and December 31, 2024.
Commercial Paper Program. Our commercial paper program has a program limit of $1.85 billion. We had zero and $604.6 million of commercial paper outstanding with weighted-average interest rates of zero and 4.73% as of June 30, 2025 and December 31, 2024, respectively.
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
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of June 30, 2025, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $245.0 million.
We had no short-term borrowings related to the securitization transactions as of June 30, 2025 and December 31, 2024.
For the six months ended June 30, 2025 and 2024, zero and $337.6 million, respectively, were recorded as cash flows used for financing activities related to the change in short-term borrowings due to securitization transactions. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
Items listed above, are presented net in the Condensed Statements of Consolidated Cash Flows (unaudited) as their maturities are less than 90 days.
8.    Long-Term Debt
On March 27, 2025, we completed the issuance and sale of $750.0 million of 5.850% senior unsecured notes maturing in 2055, which resulted in approximately $739.6 million of net proceeds after discount and debt issuance costs.

On June 27, 2025, we completed the issuance and sale of an additional $750.0 million of 5.850% senior unsecured notes maturing in 2055 (the "2055 Notes"). The terms of the 2055 Notes, other than the issue date and the price to the public, are identical to the terms of, and constitute a reopening of, our 5.850% senior unsecured notes maturing in 2055 issued on March 27, 2025. With the incremental issuance, we now have $1.5 billion of 5.850% senior unsecured notes maturing in 2055. On June 27, 2025, we also completed the issuance and sale of $900.0 million of 5.350% senior unsecured notes maturing in 2035 (the "2035 Notes"). The issuances of the additional 2055 Notes and the 2035 Notes in June 2025 resulted in approximately $1.616 billion of total net proceeds after discount and debt issuance costs.

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
Renewable generation filings. In February 2025, NIPSCO filed a petition with the IURC to, after notice and hearing, issue an order modifying its February 13, 2023 order that approved a power purchase agreement related to Templeton and allow for NIPSCO to fully own Templeton. A final order is expected in October 2025.
NIPSCO GenCo filing. In January 2025, NIPSCO GenCo, a subsidiary of NIPSCO Holdings II, filed a declination of jurisdiction petition with the IURC related to the ownership, development, financing, construction and operation of generation facilities. This is an administrative filing and is a step in NIPSCO’s effort to set up a framework to accommodate megaload customers, including data centers. A settlement agreement among GenCo, NIPSCO, and a coalition of NIPSCO's largest industrial customers has been reached and filed with the IURC. The evidentiary hearing was held on July 1, and an order is expected in the third quarter of 2025.
NIPSCO Electric rate case filing. On February 7, 2025, NIPSCO and certain intervening parties filed a Joint Stipulation and Settlement Agreement with the IURC. The IURC issued an Order on June 26, 2025, approving the Settlement Agreement without modification. New rates will be implemented in multiple steps beginning in July 2025 through the beginning of 2026.
10.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to limit volatility in the price of natural gas and manage interest rate exposure.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	June 30, 2025		December 31, 2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$16.6	$1.7	$9.1	$2.3
Total	$16.6	$1.7	$9.1	$2.3
Noncurrent(2)
Derivatives not designated as hedging instruments	$20.3	$3.8	$17.9	$1.2
Total	$20.3	$3.8	$17.9	$1.2
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

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at June 30, 2025. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $31.4 million and $23.5 million at June 30, 2025 and December 31, 2024, respectively.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability on behalf of our customers associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At June 30, 2025 and December 31, 2024, we had 90.8 MMDth and 77.8 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received IURC approval to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of June 30, 2025, the remaining terms of these instruments range from one to seven years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program. The hedging program was executed in December 2023, with an effective date of April 1, 2024 and will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customers' annual demand. All gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	June 30, 2025	December 31, 2024
Regulatory Assets
Losses on commodity price risk programs	$6.9	$6.5
Regulatory Liabilities
Gains on commodity price risk programs	40.1	28.7
Our derivative instruments measured at fair value as of June 30, 2025 and December 31, 2024 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments

Interest rate risk management. As of June 30, 2025 and December 31, 2024 we had no active interest rate swap positions. The overall net loss related to our multiple settled interest rate swaps is recorded in AOCI. We amortize the net loss over the life of the debt associated with these swaps as we recognize interest expense. These amounts were immaterial for the three and six months ended June 30, 2025 and 2024 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 16, "Accumulated Other Comprehensive Loss," for additional information.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

Recurring Fair Value Measurements June 30, 2025 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2025
Assets
U.S. Treasury debt securities(1)	$1.5	$—	$—	$1.5
Risk management assets	—	36.9	—	36.9
Available-for-sale debt securities	—	144.9	—	144.9
Equity securities(2)(3)	$6.1	$—	$—	$6.1
Total	$7.6	$181.8	$—	$189.4
Liabilities
Risk management liabilities	$—	$5.5	$—	$5.5
Total	$—	$5.5	$—	$5.5
(1)Treasury bills are presented in "Cash and cash equivalents" and "Restricted cash" on the Consolidated Balance Sheets.
(2)Equity securities are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Equity securities are presented in "Other Investments" on the Consolidated Balance Sheets.
(3)As of June 30, 2025, the investment cost of equity securities was $5.9 million, gross unrealized gains were $0.2 million, and the fair value was $6.1 million.

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
(1)Treasury bills are presented in "Cash and cash equivalents" and "Restricted cash" on the Consolidated Balance Sheets.

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
Credit risk is considered in the fair value calculation of derivative instruments that are not exchange-traded. Credit exposures are adjusted to reflect collateral agreements that reduce exposures. As of June 30, 2025 and December 31, 2024, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.
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
Other Equity Investments. Investments measured at net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These investments represent holdings in a single private investment fund that are redeemable at the election of the holder. As of June 30, 2025, the Company holds $11.8 million of equity investments measured at net asset value.

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at June 30, 2025 and December 31, 2024 were:

June 30, 2025 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	4.3	$—	$—	$—	$4.3
Corporate/Other debt securities	$143.6	$1.4	$(4.3)	$(0.1)	$140.6
Total	$147.9	$1.4	$(4.3)	$(0.1)	$144.9

December 31, 2024 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
Corporate/Other debt securities	$91.9	$0.5	$(5.6)	$(0.1)	$86.7
Total	$91.9	$0.5	$(5.6)	$(0.1)	$86.7
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $2.7 million and $61.6 million at June 30, 2025.
(2)Fair value of Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $70.1 million at December 31, 2024.
The cost of maturities sold is based upon specific identification. Net realized gains and losses on available-for-sale securities were de minimis for the three and six months ended June 30, 2025, and $0.1 million and $0.5 million for the three and six months ended June 30, 2024.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of June 30, 2025, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of June 30, 2025	Estimated Fair Value as of June 30, 2025	Carrying Amount as of Dec. 31, 2024	Estimated Fair Value as of Dec. 31, 2024
Long-term debt (including current portion)	$15,756.0	$15,106.3	$13,355.7	$12,505.2

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12.    Goodwill
The following presents our goodwill balance allocated by segment as of June 30, 2025:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Goodwill	$1,468.1	$17.8	$—	$1,485.9

For our annual goodwill impairment analysis performed as of May 1, 2025, we performed a qualitative "step 0" assessment and determined that it was more likely than not that the estimated fair value of a reporting unit substantially exceeded its carrying value of our reporting unit. For this test, we assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its baseline May 1, 2024 "step 1" fair value measurement. There have been no impairments recorded during the periods presented.
13.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2025 and 2024 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended June 30, 2025 and 2024 were 19.1% and 14.6%, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 17.1% and 15.7%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to net income attributable to noncontrolling interest, amortization of excess deferred income taxes, federal tax credits net of deferred regulatory liabilities, state income taxes, and other permanent book-to-tax differences.

The increase in the three month effective tax rate of 4.5% in 2025 compared to 2024 is primarily driven by higher state income taxes and lower AFUDC equity, partially offset by the increase in federal tax credits.
The increase in the six month effective tax rate of 1.4% in 2025 compared to 2024 is primarily driven by higher state income taxes and lower AFUDC equity.
As of June 30, 2025, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of these unrecognized tax benefits.

14.    Pension and Other Postemployment Benefits
We provide defined contribution plans and noncontributory defined benefit retirement plans that cover certain of our employees. Benefits under the defined benefit retirement plans reflect the employees' compensation, years of service and age at retirement. Additionally, we provide health care and life insurance benefits for certain retired employees. Certain active employees may become eligible for these benefits if they reach retirement age while working for us. The expected cost of such benefits is accrued during the employees' years of service. We determined that, for certain rate-regulated subsidiaries, the future recovery of postretirement benefit costs is probable, and we record regulatory assets and liabilities for amounts that would otherwise have been recorded to expense or accumulated other comprehensive loss. Current rates of rate-regulated companies include postretirement benefit costs, including amortization of the regulatory assets and liabilities that arose prior to inclusion of these costs in rates. For most plans, cash contributions are remitted to grantor trusts.
For the six months ended June 30, 2025 and 2024, we contributed $1.0 million and $1.3 million, respectively, to our pension plans and $10.5 million and $10.7 million, respectively, to our OPEB plans.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and six months ended June 30, 2025 and 2024:

	Pension Benefits		OPEB
Three Months Ended June 30, (in millions)	2025	2024	2025	2024
Components of Net Periodic Benefit Cost(1)
Service cost	$4.9	$5.5	$1.0	$1.3
Interest cost	16.0	16.3	5.6	5.5
Expected return on assets	(23.1)	(23.8)	(4.2)	(4.0)
Amortization of prior service credit	—	—	(0.4)	(0.4)
Recognized actuarial loss	6.4	7.2	0.4	0.8
Total Net Periodic Benefit Cost	$4.2	$5.2	$2.4	$3.2
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Six Months Ended June 30, (in millions)	2025	2024	2025	2024
Components of Net Periodic Benefit Cost(1)
Service cost	$9.8	$10.9	$2.0	$2.6
Interest cost	32.0	32.6	11.2	10.9
Expected return on assets	(46.2)	(47.6)	(8.4)	(8.0)
Amortization of prior service credit	—	—	(0.8)	(0.8)
Recognized actuarial loss	12.8	14.4	0.8	1.6
Total Net Periodic Benefit Cost	$8.4	$10.3	$4.8	$6.3
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

15.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of June 30, 2025 and December 31, 2024, we had issued stand-by letters of credit of $9.4 million for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At June 30, 2025 and December 31, 2024, our guarantees for multiple BTAs totaled $86.5 million and $1,127.5 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See ''- D. Other Matters - Generation Transition,'' below for more information.
We provide guarantees related to some of our rail and pipeline service agreements. As of June 30, 2025 and December 31, 2024, if we do not meet our contractual obligations under the terms of these agreements we would be required to pay up to a maximum of $52.0 million and $61.7 million, respectively.
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
As of June 30, 2025 and December 31, 2024, we had recorded a liability of $85.8 million and $91.8 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We perform an annual update of the model in the second quarter each year. No material changes to the estimated future remediation costs were identified during the update completed as of June 30, 2025. Our total estimated liability related to the facilities subject to remediation was $79.1 million and $86.4 million at June 30, 2025 and December 31, 2024, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $16.7 million and $16.3 million at June 30, 2025 and December 31, 2024, respectively, in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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

On May 8, 2024, the EPA finalized changes to the current CCR regulations ("Legacy CCR Rule"), which address inactive surface impoundments at inactive facilities, referred to as legacy impoundments, and CCR management units ("CCRMUs") at

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
inactive and active facilities. The rule largely requires these newly regulated units to conform to existing requirements, such as groundwater monitoring, closure requirements, and post-closure care. In the second quarter of 2025, we accrued an additional $38.8 million to cover probable and estimable compliance activities associated with the Legacy CCR Rule. A direct final rule that was issued on July 17, 2025, revised the facility evaluation report due date to February 8, 2027. NIPSCO continues to assess whether existing legal obligations associated with the retirement of certain facilities must be revised and to estimate probable additional required asset retirement costs. NIPSCO expects to receive recovery of any such costs through existing and future depreciation rates.

D. Other Matters.
Generation Transition. NIPSCO has executed several BTAs with developers to construct renewable generation facilities. In October 2024, NIPSCO contracted with a developer to convert the previously approved Templeton PPA to a BTA and in February 2025 filed a CPCN with the IURC seeking approval of the full ownership BTA structure. In addition to IURC approval of Templeton, NIPSCO's purchase obligation under Templeton and Gibson is dependent on timely completion of construction. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones.
In January 2025, the Fairbanks project achieved mechanical completion, resulting in NIPSCO making a $336.6 million payment to the developer. In May 2025, the Fairbanks project achieved substantial completion, resulting in NIPSCO making a $141.4 million payment to the developer in June 2025.
In January 2025, the Dunns Bridge II project achieved substantial completion, resulting in NIPSCO making a $217.6 million payment to the developer in February 2025.
In June 2025, the Gibson project achieved mechanical completion, resulting in NIPSCO making a $262.4 million payment to the developer.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2025	$(3.2)	$(13.3)	$(12.7)	$(29.2)
Other comprehensive income before reclassifications	1.0	—	(0.1)	0.9
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	0.2	0.1
Net current-period other comprehensive income (loss)	1.0	(0.1)	0.1	1.0
Balance as of June 30, 2025	$(2.2)	$(13.4)	$(12.6)	$(28.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2025	$(4.0)	$(13.2)	$(13.2)	$(30.4)
Other comprehensive income (loss) before reclassifications	1.8	—	0.2	2.0
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	0.4	0.2
Net current-period other comprehensive income (loss)	1.8	(0.2)	0.6	2.2
Balance as of June 30, 2025	$(2.2)	$(13.4)	$(12.6)	$(28.2)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of April 1, 2024	$(7.6)	$(12.9)	$(13.3)	$(33.8)
Other comprehensive loss before reclassifications	(0.1)	(0.2)	—	(0.3)
Amounts reclassified from accumulated other comprehensive loss	0.1	0.1	0.3	0.5
Net current-period other comprehensive income (loss)	—	(0.1)	0.3	0.2
Balance as of June 30, 2024	$(7.6)	$(13.0)	$(13.0)	$(33.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of January 1, 2024	$(7.3)	$(12.8)	$(13.5)	$(33.6)
Other comprehensive income (loss) before reclassifications	(0.7)	(0.4)	—	(1.1)
Amounts reclassified from accumulated other comprehensive loss	0.4	0.2	0.5	1.1
Net current-period other comprehensive income (loss)	(0.3)	(0.2)	0.5	—
Balance as of June 30, 2024	$(7.6)	$(13.0)	$(13.0)	$(33.6)
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

The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities. Refer to Note 3, "Revenue Recognition," for additional information on our segments and their sources of revenues. The following table provides information about our reportable segments. We use operating income as the primary measurement of performance for each of the reportable segments and make decisions on financing, dividends and taxes at the corporate level on a consolidated basis. We provide this measure to our CODM, the CEO, who utilizes it to assess performance and allocation of resources at the operating segment level based on budget-to-actual and actual-to-actual variances. Segment revenues include intersegment sales to affiliated subsidiaries, which are eliminated in consolidation. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

Three Months Ended June 30, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$601.2	$680.6	$1,281.8
Intersegment Revenue	3.5	0.2	3.7
Total Operating Revenue	$604.7	$680.8	$1,285.5

Cost of energy	110.4	151.4	261.8
O&M	207.7	211.0	418.7
Depreciation	111.7	165.9	277.6
Total other taxes	52.4	18.1	70.5
Other segment items(1)	0.3	0.4	0.7
Operating Income	$122.2	$134.0	$256.2
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended June 30, 2024
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$487.4	$597.2	$1,084.6
Intersegment Revenue	3.1	0.2	3.3
Total Operating Revenue	490.5	597.4	1,087.9

Cost of energy	56.3	108.4	164.7
O&M	191.3	187.5	378.8
Depreciation	99.4	143.0	242.4
Total other taxes	46.9	16.3	63.2
Other segment items(1)	—	(0.1)	(0.1)
Operating Income	$96.6	$142.3	$238.9
(1)Other segment items consists of (Gain) on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

Six Months Ended June 30, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$1,841.8	$1,622.0	$3,463.8
Intersegment Revenue	6.7	0.5	7.2
Total Operating Revenue	$1,848.5	$1,622.5	$3,471.0

Cost of energy	490.2	419.1	909.3
O&M	450.7	413.0	863.7
Depreciation	219.9	307.2	527.1
Total other taxes	119.4	36.6	156.0
Other segment items(1)	0.3	0.7	1.0
Operating Income	$568.0	$445.9	$1,013.9
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six Months Ended June 30, 2024
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$1,441.1	$1,349.6	$2,790.7
Intersegment Revenue	6.3	0.5	6.8
Total Operating Revenue	1,447.4	1,350.1	2,797.5

Cost of energy	285.1	304.6	589.7
O&M	402.0	378.8	780.8
Depreciation	197.6	275.7	473.3
Total other taxes	104.1	32.4	136.5
Other segment items(1)	—	(0.1)	(0.1)
Operating Income	$458.6	$358.7	$817.3
(1)Other segment items consists of (Gain) on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	June 30, 2025	December 31, 2024
Assets
Columbia Operations	$14,982.7	$14,769.5
NIPSCO Operations	17,511.3	15,823.5
Corporate and Other	1,534.9	1,195.1
Consolidated Assets	$34,028.9	$31,788.1

To reconcile the segment tables above to consolidated NiSource:

Three Months Ended June 30, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,285.5	$144.6	$(147.1)	$1,283.0
Operating Income	256.2	6.7	—	262.9

Three Months Ended June 30, 2024
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,087.9	$139.1	$(142.3)	$1,084.7
Operating Income	238.9	(1.9)	—	237.0

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Six Months Ended June 30, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$3,471.0	$290.0	$(294.8)	$3,466.2
Operating Income	1,013.9	8.4	—	1,022.3

Six Months Ended June 30, 2024
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$2,797.5	$279.2	$(285.7)	$2,791.0
Operating Income	817.3	3.1	—	820.4
18.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest income	$1.5	$1.9	$3.5	$4.4
AFUDC equity	8.6	13.3	17.8	24.6
Pension and other postretirement non-service cost	(1.6)	(2.1)	(5.4)	(4.3)
Tax penalties	(8.1)	—	(9.2)	—
Miscellaneous	0.1	(0.1)	(0.4)	(2.5)
Total Other, net	$0.5	$13.0	$6.3	$22.2

Table of Contents`
ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

19.     Supplemental Disclosures of Cash Flow Information
The following table displays the components of Working Capital on the Condensed Statements of Consolidated Cash Flows (unaudited):

	Six Months Ended June 30,
(in millions)	2025	2024
Accounts receivable	$185.6	$238.0
Inventories	20.9	118.6
Accounts payable	(146.9)	(160.6)
Customer deposits and credits	(108.9)	(106.7)
Taxes accrued	(0.7)	1.3
Interest accrued	20.5	10.0
Exchange gas receivable/payable	73.8	(116.9)
Other accruals	(17.6)	(6.1)
Prepayments and other current assets	(28.4)	(52.1)
Accrued compensation and employee benefits	(63.1)	(41.7)
Total change in working capital	$(64.8)	$(116.2)

	Six Months Ended June 30,
(in millions)	2025	2024
Non-cash transactions:
Capital expenditures included in current liabilities	$426.6	$283.6
Dividends declared but not paid	135.1	120.0

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
Management's Discussion is designed to provide an understanding of our operations and financial performance and should be read in conjunction with our Condensed Consolidated Financial Statements (unaudited) included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We are an energy holding company under the Public Utility Holding Company Act of 2005 whose utility subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate-regulated businesses, which are summarized for financial reporting purposes into two primary reportable segments: Columbia Operations and NIPSCO Operations. Refer to ''Note 17, "Business Segment Information," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of our business segments.

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
Energy Transition: We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as retiring and replacing remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Our electric generation transition, initiated through our 2018 Integrated Resource Plan ("2018 Plan") is well underway, and we are continually adjusting to the dynamic energy landscape. As of June 30, 2025, we have placed in service owned renewable and storage projects with combined nameplate capacities of 1,750 MW and 101 MW respectively. Renewable PPA projects with a combined nameplate capacity of 800 MW have also been placed in service. In addition, renewable BTA projects with combined nameplate capacities of 400 MW, and renewable PPA projects with a combined nameplate capacity of 400 MW were under development as of June 30, 2025, all of which have received IURC approval, with the exception of Templeton, which is currently pending approval. For additional information, see Note 15, "Other Commitments and Contingencies - D. Other Matters". We remain on track to retire R.M. Schahfer's remaining two coal units by the end of 2025. We are continuing to evaluate the development and potential impacts of federal and state executive orders on our generation transition plans. For additional information, see "Results and Discussion of Operations - NIPSCO Operations," in this Management's Discussion, and see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

NIPSCO's 2024 Integrated Resource Plan ("2024 Plan") was submitted to the IURC on December 9, 2024. The 2024 Plan maintains the retirement decisions and capacity additions identified in the 2018 and 2021 Integrated Resource Plans and calls for additional generation resources through 2029 to support capacity requirements. The 2024 Plan informs future generation investments required to ensure reliability for NIPSCO’s customers and incorporates factors such as anticipated load growth from data centers and other economic development opportunities, EPA emissions rules, and evolving MISO resource accreditation rules. Customer interest related to data center development in our northern Indiana service territory has accelerated. We believe data center development can enhance our local tax base, diversify the employment base across the state of Indiana, and provide greater value to existing customers and shareholders. We are evaluating the potential for data center development in our service territory, including ways to effectively manage the potential power demand, generation sources, and transmission capabilities to meet potential load growth from any data center customer, while at the same time focusing on our environmental goals. We expect the management of large load growth would require new generation resources. We plan to move as efficiently as possible while maintaining the integrity of our commercial, planning, regulatory, procurement and operational execution processes.

We continue to enhance safety and reduce methane emissions on our gas systems through modernization programs and utilization of advanced leak detection and repair. In addition, we plan to advance other low- or zero-emission energy resources and technologies, such as hydrogen and renewable natural gas.

Transformation: Our enterprise-wide transformation roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We are committed to identifying and implementing initiatives that will enable us to streamline work and improve logistics company-wide. These efforts include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all of our optimization initiatives will prioritize safety and continue to optimize our long-term growth profile. We implemented the first and second phases of a three phased WAM ERP program, with the final phase supporting generation assets anticipated to be completed by the end of 2025. Phase one of the program implemented the solution within our electric and transmission operations, while the second phase of the program included all gas distribution operations across our operating territories. The second phase of the program was the largest to-date. This ERP system will optimize the scheduling, dispatch, and execution of our field operations. In addition to transforming technology to enhance our employee and customer experiences, we believe these programs will also ensure we remain on modern systems that help reduce enterprise risk related to end-of-life systems.

Economic Environment: We continue to monitor risks related to order and delivery lead times for construction and other materials, potential unavailability of materials due to global shortages in raw materials, and decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to see elevated prices associated with certain materials and supplies and are tracking the potential impact of new and proposed tariffs. To the extent that work plan delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
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
The Company will monitor the implementation of the OBBBA and assess any future implications that may arise. For more information on the OBBBA, refer to "Summary of Consolidated Financial Results."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and six months ended June 30, 2025 and 2024 are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
Operating Revenues	$1,283.0	$1,084.7	$198.3	$3,466.2	$2,791.0	$675.2
Operating Expenses
Cost of energy	261.8	164.7	(97.1)	909.3	589.7	(319.6)
Other Operating Expenses	758.3	683.0	(75.3)	1,534.6	1,380.9	(153.7)
Total Operating Expenses	1,020.1	847.7	(172.4)	2,443.9	1,970.6	(473.3)
Operating Income	262.9	237.0	25.9	1,022.3	820.4	201.9
Total Other Deductions, Net	(138.6)	(116.3)	(22.3)	(265.6)	(223.4)	(42.2)
Income Taxes	23.8	17.6	(6.2)	129.5	93.6	(35.9)
Net Income	100.5	103.1	(2.6)	627.2	503.4	123.8
Net income (loss) attributable to noncontrolling interest	(1.7)	17.3	19.0	50.2	52.6	2.4
Net Income Attributable to NiSource	102.2	85.8	16.4	577.0	450.8	126.2
Preferred dividends and redemption premium	—	—	—	—	(20.7)	20.7
Net Income Available to Common Shareholders	102.2	85.8	16.4	577.0	430.1	146.9
Earnings Per Share
Basic Earnings Per Share	$0.22	$0.19	$0.03	$1.22	$0.96	$0.26
Diluted Earnings Per Share	$0.22	$0.19	$0.03	$1.22	$0.95	$0.27
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three and six months ended June 30, 2025 was primarily due to higher revenues driven by our capital investments, partially offset by higher operating expenses, including increased depreciation expense attributed to our net plant balances, as well as increased interest expense and other one-time expenses. See Note 6, "Equity," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information.
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
On July 4, 2025, President Donald J. Trump signed into law the OBBBA, a comprehensive piece of legislation that includes sweeping changes to federal tax and spending policies. As of the date of this filing, management has evaluated the provisions of the OBBBA and does not believe the bill will have a material impact on the Company’s financial position or results of operations. We continue to monitor and evaluate the impacts of final or proposed income tax regulations issued on provisions of the IRA including but not limited to renewable energy tax credits, as well as the impacts of the OBBBA.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three and six months ended June 30, 2025 and 2024 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
Operating Revenues	$604.7	$490.5	$114.2	$1,848.5	$1,447.4	$401.1
Operating Expenses
Cost of energy	110.4	56.3	(54.1)	490.2	285.1	(205.1)
Operation and maintenance	207.7	191.3	(16.4)	450.7	402.0	(48.7)
Depreciation and amortization	111.7	99.4	(12.3)	219.9	197.6	(22.3)
Loss on sale of assets, net	0.3	—	(0.3)	0.3	—	(0.3)
Other taxes	52.4	46.9	(5.5)	119.4	104.1	(15.3)
Total Operating Expenses	482.5	393.9	(88.6)	1,280.5	988.8	(291.7)
Operating Income	$122.2	$96.6	$25.6	$568.0	$458.6	$109.4
Revenues
Residential	$402.1	$338.4	$63.7	$1,260.1	$1,004.2	$255.9
Commercial	127.7	97.9	29.8	435.8	323.2	112.6
Industrial	38.1	33.3	4.8	86.3	73.7	12.6
Off-System	22.8	10.6	12.2	45.1	23.3	21.8
Other	14.0	10.3	3.7	21.2	23.0	(1.8)
Total	$604.7	$490.5	$114.2	$1,848.5	$1,447.4	$401.1
Sales and Transportation (MMDth)
Residential	20.0	16.7	3.3	110.8	93.7	17.1
Commercial	20.8	18.5	2.3	82.7	72.8	9.9
Industrial	63.5	68.5	(5.0)	135.6	137.0	(1.4)
Off-System	8.7	5.9	2.8	14.6	13.2	1.4
Other	—	—	—	0.2	0.2	—
Total	113.0	109.6	3.4	343.9	316.9	27.0
Heating Degree Days(1)	494	347	147	3,164	2,631	533
Normal Heating Degree Days(1)	501	518	(17)	3,167	3,257	(90)
% Warmer than Normal	(1)%	(33)%		—%	(19)%
% Colder than prior year	42%			20%
Columbia Operations Customers
Residential				2,219,628	2,208,280	11,348
Commercial				187,963	187,308	655
Industrial				1,980	1,968	12
Other				5	5	—
Total				2,409,576	2,397,561	12,015
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2025 compared to the same period in 2024 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2025 vs 2024	Six Months Ended June 30, 2025 vs 2024
New rates from base rate proceedings and regulatory capital programs	$35.1	$108.3
The effects of weather in 2025 compared to 2024	10.5	37.7
The effects of customer growth	1.5	3.1
The effects of customer usage	(1.3)	(7.6)
Other	1.0	0.8
Change in operating revenues (before cost of energy and other tracked items)	$46.8	$142.3
Operating revenues offset in operating expense
Higher cost of energy billed to customers	54.1	205.1
Higher tracker deferrals within operation and maintenance, depreciation, and tax	13.3	53.7
Total change in operating revenues	$114.2	$401.1
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
Sales
The increase in total volumes for the three months ended June 30, 2025, compared to the same period in 2024, is primarily attributable to an increase for residential and commercial customers due to colder weather, partially offset by industrial customers.
The increase in total volumes for the six months ended June 30, 2025, compared to the same period in 2024, is primarily attributable to an increase for residential and commercial customers due to colder weather.
Commodity Price Impact
Cost of energy for the Columbia Operations segment is principally comprised of the cost of natural gas procured on behalf of and sold to customers while providing transportation services. All of our Columbia Operations companies have state-approved recovery mechanisms that provide a means for full recovery of prudently incurred gas costs. These are tracked costs that are passed through directly to the customer, and the gas costs included in revenues are matched with the gas cost expense recorded in the period. Any difference in actual costs incurred and amounts billed to customers is recorded on the Condensed Consolidated Balance Sheets (unaudited) as under-recovered or over-recovered gas cost to be included in future customer billings. Therefore, increases in these tracked operating expenses are offset by increases in operating revenues and have essentially no impact on net income. Certain Columbia Operations companies continue to offer choice opportunities, where customers can choose to purchase gas from a third-party supplier through regulatory initiatives in their respective jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2025 compared to the same period in 2024 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2025 vs 2024	Six Months Ended June 30, 2025 vs 2024
Higher depreciation and amortization expense	$(12.3)	(22.3)
Higher employee and administrative related expenses	(4.6)	$(10.6)
Higher property tax	(1.8)	(4.8)
Other	(2.5)	4.8
Change in operating expenses (before cost of energy and other tracked items)	$(21.2)	$(32.9)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(54.1)	(205.1)
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(13.3)	(53.7)
Total change in operating expense	$(88.6)	$(291.7)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three and six months ended June 30, 2025 and 2024 are presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$680.8	$597.4	$83.4	$1,622.5	$1,350.1	$272.4
Operating Expenses
Cost of energy	151.4	108.4	(43.0)	419.1	304.6	(114.5)
Operation and maintenance	211.0	187.5	(23.5)	413.0	378.8	(34.2)
Depreciation and amortization	165.9	143.0	(22.9)	307.2	275.7	(31.5)
Loss on impairment of assets	0.4	—	(0.4)	0.7	—	(0.7)
Gain on sale of assets	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Other taxes	18.1	16.3	(1.8)	36.6	32.4	(4.2)
Total Operating Expenses	546.8	455.1	(91.7)	1,176.6	991.4	(185.2)
Operating Income	$134.0	$142.3	$(8.3)	$445.9	$358.7	$87.2

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$164.6	$156.9	$7.7	$332.5	$300.7	$31.8
Commercial	161.7	154.4	7.3	321.8	297.3	24.5
Industrial	134.4	119.9	14.5	277.2	236.0	41.2
Wholesale and Other	33.0	38.0	(5.0)	63.4	69.2	(5.8)
Total	$493.7	$469.2	$24.5	$994.9	$903.2	$91.7
Sales (GWh)
Residential	804.3	828.8	(24.5)	1,614.7	1,593.7	21.0
Commercial	896.7	926.9	(30.2)	1,781.5	1,805.6	(24.1)
Industrial	2,034.0	1,945.1	88.9	4,170.0	3,777.8	392.2
Wholesale and Other	286.2	317.8	(31.6)	466.7	490.4	(23.7)
Total	4,021.2	4,018.6	2.6	8,032.9	7,667.5	365.4
Cooling Degree Days	301	326	(25)	301	326	(25)
Normal Cooling Degree Days	264	248	16	264	248	16
% Warmer than Normal	14%	31%		14%	31%
% Colder than prior year	(8)%			(8)%
NIPSCO Electric Customers
Residential				432,133	428,348	3,785
Commercial				59,416	58,979	437
Industrial				2,110	2,118	(8)
Wholesale and Other				705	710	(5)
Total				494,364	490,155	4,209

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$115.1	$78.6	$36.5	$413.8	$290.7	$123.1
Commercial	45.7	30.8	14.9	150.8	105.5	45.3
Industrial	22.6	16.1	6.5	54.0	39.9	14.1
Other	3.7	2.7	1.0	9.0	10.8	(1.8)
Total	$187.1	$128.2	$58.9	$627.6	$446.9	$180.7
Sales and Transportation Volumes (MMDth)
Residential	8.6	7.0	1.6	41.3	35.6	5.7
Commercial	7.3	6.6	0.7	27.6	24.3	3.3
Industrial	64.5	61.6	2.9	138.3	131.8	6.5
Total	80.4	75.2	5.2	207.2	191.7	15.5
Heating Degree Days	660	451	209	3,675	3,094	581
Normal Heating Degree Days	640	640	0	3,719	3,781	(62)
% Colder (Warmer) than Normal	3%	(30)%		(1)%	(18)%
% Colder than prior year	46%			19%
NIPSCO Gas Customers
Residential				803,375	796,779	6,596
Commercial				66,554	66,276	278
Industrial				2,696	2,749	(53)
Total				872,625	865,804	6,821
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
The underlying reasons for changes in our operating revenues for the three and six months ended June 30, 2025 compared to the same period in 2024 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended June 30, 2025 vs 2024	Six Months Ended June 30, 2025 vs 2024
New rates from base rate proceedings, regulatory capital and DSM programs	$24.8	$106.9
The effects of weather in 2025 compared to 2024	2.4	30.6
The effects of customer usage	0.6	4.4
The effects of customer growth	2.6	6.0
Renewable JV revenue, fully offset by JV operating expense and noncontrolling interest net income (loss)	(3.1)	(7.2)
Other	(1.1)	(1.2)
Change in operating revenues (before cost of energy and other tracked items)	$26.2	$139.5
Operating revenues offset in operating expense
Higher cost of energy billed to customers	43.0	114.5
Higher tracker deferrals within operation and maintenance, depreciation and tax	14.1	18.3
Total change in operating revenues	$83.3	$272.3
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
Sales
The increase in total volumes sold to electric customers for the three months ended June 30, 2025 compared to the same period in 2024 was primarily attributable to increased industrial usage, offset by decreased commercial and wholesale and other usage. The increase in total volumes sold to electric customers for the six months ended June 30, 2025 compared to the same period in 2024 was primarily attributable to increased industrial and residential usage, partially offset by decreased commercial and wholesale and other usage
The increase in total volumes sold to gas customers for the three and six months ended June 30, 2025 compared to the same period in 2024 was primarily attributable to increased usage by industrial customers as well as increased residential customer sales due to colder weather.
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
The underlying reasons for changes in our operating expenses for the three and six months ended June 30, 2025 compared to the same period in 2024 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended June 30, 2025 vs 2024	Six Months Ended June 30, 2025 vs 2024
Higher depreciation and amortization expense driven by new base rates	(23.0)	$(32.2)
Higher outside services expenses	(14.0)	(18.0)
Lower environmental remediation costs	5.8	3.3
Higher employee and administrative expenses	(1.1)	(3.1)
Higher JV expenses	(3.5)	(3.4)
Other	1.0	(0.1)
Change in operating expenses (before cost of energy and other tracked items)	$(34.8)	$(53.5)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(43.0)	(114.5)
Higher tracker deferrals within operation and maintenance, depreciation and tax	(13.9)	(17.2)
Total change in operating expense	$(91.7)	$(185.2)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan and maintained in the 2024 Plan. The 2024 plan outlines the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation at Michigan City by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. NIPSCO is evaluating potential impacts of federal and state executive orders on its generation transition plans.
The current replacement plan primarily includes renewable sources of energy, including wind, solar, battery storage, and flexible natural gas resources to be obtained through a combination of NIPSCO ownership and PPAs. NIPSCO has sold, and may in the future sell, renewable energy credits from its renewable generation to third parties to offset customer costs. Since 2020, two wind and one solar PPA projects and seven owned projects (two wind, three solar and two solar plus storage) have been placed into service totaling 2,651 MW of nameplate capacity, including Dunns Bridge II and Fairbanks, which were placed into service in January and May 2025, respectively. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy has an associated nameplate capacity, and payments under the PPAs will not begin until the associated generation facility is constructed by the owner/seller. See "Executive Summary - Energy Transition" in this Management's Discussion for additional information. We expect the majority of our remaining BTA and PPA projects to be placed in service between 2025 and 2027.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Liquidity and Capital Resources
We continually evaluate the availability of adequate financing to fund our ongoing business operations, working capital and core safety and infrastructure investment programs. Our financing is sourced through cash flow from operations and the issuance of debt and/or equity. External debt financing is provided primarily through the issuance of long-term debt, accounts receivable securitization programs and our $1.85 billion commercial paper program, which is backstopped by our committed revolving credit facility with a total availability from third-party lenders of $1.85 billion. We believe these sources provide adequate capital to fund our operating activities and capital expenditures in 2025 and beyond. Sources of financing activities for the current year are as follows:
ATM program
•As of June 30, 2025, the ATM program (inclusive of the forward sale agreements) had approximately $47.5 million of equity available for issuance.
•In February 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,000,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $40.10 per share.
•In March 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 1,707,320 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.00 per share.
•In June 2025, we executed a forward sale agreement, which allows us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,518,393 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $39.71 per share.
Long-Term Debt
•On March 27, 2025 we completed the issuance and sale of $750.0 million of 5.850% senior unsecured notes maturing in 2055, which resulted in approximately $739.6 million of net proceeds after discount and debt issuance costs.
•On June 27, 2025, we completed the issuance and sale of an additional $750.0 million of 5.850% senior unsecured notes maturing in 2055 (the "2055 Notes"). The terms of the 2055 Notes, other than the issue date and the price to the public, are identical to the terms of, and constitute a reopening of, our 5.850% senior unsecured notes maturing in 2055 issued on March 27, 2025. With the incremental issuance, we now have $1.5 billion of 5.850% senior unsecured notes maturing in 2055. On June 27, 2025, we also completed the issuance and sale of $900.0 million of 5.350% senior unsecured notes maturing in 2035 (the "2035 Notes"). These issuances of the additional 2055 Notes and the 2035 Notes resulted in approximately $1.616 billion of total net proceeds after discount and debt issuance costs.
See Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our financing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Cash Flow Activities
The following table summarizes our cash flow activities:

	Six Months Ended June 30,
(in millions)	2025	2024	Change in 2025 vs 2024
Cash from (used for):
Operating Activities	$1,181.8	$901.7	$280.1
Investing Activities	(2,566.3)	(1,594.0)	(972.3)
Financing Activities	1,551.5	(1,452.9)	3,004.4

Operating Activities
The increase in cash from operating activities was primarily driven by year over year change in exchange gas receivables, higher net income, deferred income taxes and investments, partially offset by higher inventory and accounts receivables due to colder weather.
Investing Activities
Year over year increase in investing activities was primarily comprised of milestone payments to renewable generation asset developers for certain of our BTA projects and advanced deposits.
We remain on track to make capital investments totaling $4.0 billion to $4.3 billion during the 2025 period. In addition to ongoing capital expenditures, these capital investments include advanced deposits for project costs as well as milestone payments to the renewable generation asset developers. We also expect to invest approximately $19.4 billion during the 2025-2029 period, including capital investments to support our generation transition strategy. These forecasted capital investments are subject to continuing review and adjustment. Actual capital investments may vary from these estimates.

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
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	IRP - 2025	$978.7	4/21-12/24	2/27/2025	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2025	$78.2	1/23-12/24	2/28/2025	Investments necessary to comply with the PHMSA Mega Rule.
Columbia of Ohio	CEP - 2024	$763.3	4/21-12/23	2/26/2024	Assets not included in the IRP or PHMSA IRP.
Columbia of Virginia	SAVE - 2025	$89.0	10/24-12/25	8/15/2024	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2025	$128.5	1/23-12/25	10/15/2024	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric(2)	TDSIC - 6	$555.0	7/22-9/24	11/26/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(3)	GCT - 1	$149.4	9/23-10/25	12/16/2024	New gas peaker generation project costs forecasted through Oct. 2025.
NIPSCO - Gas(4)	TDSIC - 8	$8.3	1/23-2/24	4/30/2024	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Gas	FMCA - 4	$9.4	6/24-12/24	2/25/2025	Project costs to comply with federal mandates.
Pending Commission Approval
NIPSCO - Gas	TDSIC - 9	$35.3	3/24-3/25	5/23/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development.
NIPSCO - Electric(5)	TDSIC - 7	$315.6	7/22-3/25	5/27/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric	GCT - 2	$80.1	11/25-4/26	6/18/2025	New gas peaker generation project costs forecasted through April 2026.
Columbia of Ohio	CEP - 2025	$1,030.0	4/21-12/24	2/27/2025	Assets not included in the IRP or PHMSA IRP.
(1)Programs do not include any costs already included in base rates.
(2)The capital investment remaining within the tracker after the Step 1 Compliance Filing, on June 30, 2025, is $203.7 million for TDISC-6.
(3)Capital investment is based on a projected amount. The capital investment has not all been incurred to date and represents a forecasted average for the billing period.
(4)The capital investment remaining after the Step 2 Compliance Filing, on February 13, 2025, is $5.8 million for TDSIC-8.
(5)TDISC – 7 was originally filed on May 27, 2025 and refiled on July 2, 2025, due to the Electric Rate Case Order. The refiling adjusted the capital in the tracker to go down from $744.7 million to $315.6 million.

NIPSCO Gas filed an FMCA CPCN on April 21, 2025. The petition is seeking recovery of spend incurred related to certain federally mandated Pipeline Safety IV Compliance Plan costs. The request includes $244.1 million of estimated capital, including indirect costs and AFUDC.

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

Sources of Liquidity
The following table displays our liquidity position as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	245.0	175.0
Less:
Commercial Paper	—	604.6
Letters of Credit Outstanding Under Credit Facility	—	9.4
Add:
Cash and Cash Equivalents	335.4	156.6
Net Available Liquidity	$2,430.4	$1,567.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of June 30, 2025, the ratio was 55.2%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of June 30, 2025. There were no changes to the below credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of June 30, 2025, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $145.0 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, 750,000,000 are common stock and 20,000,000 are preferred stock. As of June 30, 2025, 470,784,423 shares of common stock were outstanding and no shares of preferred stock were outstanding.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Except for our March and June 2025 debt issuances, there were no additional material changes from year-end during the six months ended June 30, 2025. Refer to Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuances.

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
We recognize that energy efficiency reduces emissions, conserves natural resources and saves our customers money. Our gas distribution companies offer programs such as energy efficiency upgrades, home checkups and weatherization services. The increased efficiency of natural gas appliances and improvements in home building codes and standards contributes to a long-term trend of declining average use per customer. While we are looking to expand offerings so the energy efficiency programs can benefit as many customers as possible, our gas distribution operations utilities have pursued changes in rate design to more effectively match recoveries with costs incurred. Columbia of Ohio has adopted a straight fixed variable rate design for residential and small commercial customers that closely links the recovery of fixed costs with fixed charges. Columbia of Maryland and Columbia of Virginia have regulatory approval for weather and revenue normalization adjustments for certain customer classes, which adjust monthly revenues that exceed or fall short of approved levels. Columbia of Pennsylvania continues to operate its pilot residential weather normalization adjustment and also has a fixed customer charge. This weather normalization adjustment only adjusts revenues when actual weather compared to normal varies by more than 3%. Columbia of Kentucky charges certain customer classes a mix of fixed and weather normalized volumetric rates during the peak heating season. NIPSCO Gas and Electric include a fixed customer charge for residential and small commercial and industrial customer classes. NIPSCO Gas has implemented a weather normalization adjustment for certain of its customer classes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions

The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rate Cases
Columbia of Pennsylvania(1)	None specified	$124.1	$74.0	March 15, 2024	December 2024
Columbia of Maryland	9.80%	$10.7	$7.8	September 24, 2024	April 2025
Columbia of Kentucky	9.75%	$23.8	$14.3	May 16, 2024	January 2025
Columbia of Virginia(2)	9.75%	$37.2	$28.2	April 29, 2024	October 2024
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(3)	9.75%	$161.9	$120.9	October 25, 2023	August 2024
NIPSCO - Electric(4)	9.75%	$368.7	$257.0	September 12, 2024	July 2025
Pending Rate Cases
Columbia of Pennsylvania	In process	$110.5	In process	March 20, 2025	December 2025
(1)No approved ROE is identified for this matter since the approved revenue increase is the result of a black box settlement under which parties agree upon the amount of increase.
(2)The approved rate case resulted in a black box settlement, representing a settlement to a specific revenue increase but not a specified ROE. The settlement provides use of a 9.75% ROE for future SAVE filings.
(3)New rates were implemented in 2 steps, with implementation of Step 1 rates effective in August 2024 and Step 2 rates effective in February 2025.
(4)New rates will be implemented in multiple steps, with implementation of the first step in July 2025 and final rates effective no later than March 2026.

PHMSA Legislation and Regulations

To fulfill our vision of being a trusted energy provider, we follow safety practices required by regulations and we implement our Safety Management System ("SMS"). SMS serves as the framework to identify and reduce risks and ensure consistent safety processes, procedures and operations across the organization.

As directed by law in the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020, PHMSA has revised, and continues to revise, the pipeline safety regulations focused on public safety and environmental hazard mitigation. The PIPES Act of 2020 specifically includes leak detection and repair criteria (the "LDAR" rule) and regulations that require operators to upgrade their existing low-pressure regulating stations with enhanced safeguards and update distribution integrity management plans, emergency response plans, and operation and maintenance plans (the Safety of Gas Distribution Pipelines, or "SGDP" rule).

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

We continue to evaluate and monitor PHMSA-related legislation and regulations but cannot predict the impact of changing pipeline safety regulations on our business at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters

Environmental and Climate Change Issues

On March 12, 2025, the EPA announced it will undertake 31 deregulatory actions to advance the administration’s policy priorities as directed by various executive orders. These actions will address multiple existing water, waste, air and climate regulations including, but not limited to, GHG rules and the Legacy CCR Rule. On July 29, 2025, the EPA proposed rescinding the 2009 Endangerment Finding, the scientific and legal foundation for federal GHG regulations under the Clean Air Act. NiSource will continue to monitor these matters and assess the impacts to our business as regulations are proposed and finalized, or as otherwise required by law.

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

Regarding federal policies, we continue to monitor the status of climate change-related legislation and regulation, including the OBBBA signed into law on July 4, 2025. As of the date of this filing, management has evaluated the provisions of the OBBBA and does not believe the bill will have a material impact on the Company’s financial position or results of operations. None of the Company’s in-flight renewable energy projects are impacted by the phaseout of tax credits in the OBBBA.
On June 11, 2025, the EPA proposed to repeal GHG emissions standards for fossil fuel-fired power plants that were finalized by the previous federal administration in May 2024. The proposed repeal would eliminate key requirements from the 2024 Carbon Pollution Standards, including capacity factor thresholds and carbon capture and storage (CCS) mandates. If finalized, this action would remove regulatory constraints that could significantly impact NIPSCO’s planned gas generation, allowing customers to avoid approximately $675 million in additional cost as assessed through the 2024 NIPSCO IRP.
We also continue to monitor evolving state policies related to GHG emissions from our gas distribution companies. The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment ("MDE") adopted a plan to achieve its 2031 goal and is required to adopt a plan for their 2045 net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction. In December 2024, the MDE issued final Building Energy Performance Standards, which would require net zero direct GHG emissions from large buildings by 2040 with interim targets, or payments of an alternative compliance fee. Columbia of Maryland is advocating for compliance pathways that use RNG, hydrogen, new technologies and emissions offsets. Under an executive order, Maryland is also developing a Clean Heat Standard and a Zero-Emission Heating Equipment Standard that are intended to transition gas appliances to electric heat pumps. Separately, the Public Service Commission ("PSC") has also initiated a proceeding related to Near-Term, Priority Actions and Comprehensive, Long-Term Planning for Maryland's Gas Companies. On June 17, 2025, the PSC issued an order directing its Staff to prepare proposed regulations by December 1, 2025, eliminating Company contributions to main or service extensions to new residential and commercial customers. Columbia of Maryland cannot predict the final impact of these policies on our business at this time.
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
Refer to Note 10, "Risk Management Activities," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further information on our commodity price risk assets and liabilities.
Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $1.8 million and $4.3 million for the three and six months ended June 30, 2025 and $2.6 million and $5.2 million for the three and six months ended June 30, 2024, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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
Other Information
Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes made as of June 30, 2025.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer are responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Recent escalation with respect to Middle Eastern conflicts, and in particular, the direct involvement of the United States in the conflict involving Iran, may increase the likelihood that facilities within the United States, including natural gas distribution systems or electric generation, transmission or distribution systems that we own or on which we rely, will be targeted by military strikes, acts of terrorism or cyberattacks. In addition, the continuation or further escalation of these or other conflicts could create significant volatility in global capital markets or significantly disrupt the global economy, including disruptions of the global supply chain.

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

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

The following table describes any contracts, instructions or written plans for the sale or purchase of NiSource securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act that were adopted by our directors and executive officers during the quarter ended June 30, 2025:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan(1)	Aggregate Number of Securities to Be Purchased or Sold
Shawn Anderson Executive Vice President, Chief Financial Officer	5/30/2025	11/28/2025	Sale of up to 11,115 shares of common stock in multiple transactions
(1)A trading plan may also expire on such earlier date that all transactions under the trading plan are completed.

Except as described above, during the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
NiSource Inc.

(4.1)	Form of 5.850% Notes due 2055 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on March 27, 2025).

(4.2)	Form of 5.350% Notes due 2035 (incorporated by reference to Exhibit 4.1 to the NiSource Inc. Form 8-K filed on June 27, 2025).

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	August 6, 2025	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Senior Vice President, Chief Accounting and Tax Officer (Principal Accounting Officer)