Form 10-Q
period 2025-09-30
NISOURCE INC.
filed 2025-10-29
CIK 1111711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 Par Value: 477,195,529 shares outstanding at October 22, 2025.

NISOURCE INC.
FORM 10-Q QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report:

NiSource Subsidiaries and Affiliates (not exhaustive)
Columbia of Kentucky	Columbia Gas of Kentucky, Inc.
Columbia of Maryland	Columbia Gas of Maryland, Inc.
Columbia of Ohio	Columbia Gas of Ohio, Inc.
Columbia of Pennsylvania	Columbia Gas of Pennsylvania, Inc.
Columbia of Virginia	Columbia Gas of Virginia, Inc.
GenCo	NIPSCO Generation LLC
Generation Holdings I	Generation Holdings I LLC
Generation Holdings II	Generation Holdings II LLC
NIPSCO	Northern Indiana Public Service Company LLC
NIPSCO Holdings I	NIPSCO Holdings I LLC
NIPSCO Holdings II	NIPSCO Holdings II LLC
NiSource ("we," "us" or "our")	NiSource Inc.
Rosewater	Rosewater Wind Generation LLC and its wholly owned subsidiary, Rosewater Wind Farm LLC
Indiana Crossroads Wind	Indiana Crossroads Wind Generation LLC and its wholly owned subsidiary, Indiana Crossroads Wind Farm LLC
Indiana Crossroads Solar	Indiana Crossroads Solar Generation LLC and its wholly owned subsidiary, Meadow Lake Solar Park LLC
Dunns Bridge I	Dunn's Bridge I Solar Generation LLC and its wholly owned subsidiary, Dunns Bridge Solar Center, LLC
Gibson	Gibson Solar LLC
Fairbanks	Fairbanks Solar Energy Center LLC

Abbreviations and Other
AFUDC	Allowance for funds used during construction
Amended LLC Agreement	Third Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	At-the-market
BIP	BIP Blue Buyer L.L.C
BIP Blue Buyer VCOC L.L.C	BIP Blue Buyer VCOC L.L.C., a Delaware limited liability company and also an affiliate of Blackstone
BIP Orion Holdco L.P.	BIP Orion Holdco L.P., a Delaware limited liability company and also an affiliate of Blackstone
BIP Orion Holdco II L.P.	BIP Orion Holdco II L.P., a Delaware limited liability company and also an affiliate of Blackstone
Blackstone	Blackstone Infrastructure Partners L.P.
BTA	Build-transfer agreement
Contract Assets	Generation assets and related transmission infrastructure to be developed in connection with the Data Center Contract
CCRs	Coal Combustion Residuals
CEP	Ohio Capital Expenditure Program
CERCLA	Comprehensive Environmental Response Compensation and Liability Act (also known as Superfund)

DEFINED TERMS
CODM	Chief Operating Decision Maker
Columbia Operations	Reportable segment comprised of the results of NiSource Gas Distribution company, including all of its Columbia Gas distribution companies and related subsidiaries
CPCN	Certificate of Public Convenience and Necessity
Customer	Purchaser of electricity under Data Center Contract, a wholly-owned subsidiary of a large publicly traded company
Data Center Contract	NIPSCO agreement to provide electricity to Customer’s data centers
DSIC	Distribution System Improvement Charge
DSM	Demand Side Management
Dunns Bridge II	Dunns Bridge II Solar Generation Center
EPA	United States Environmental Protection Agency
EPC	Engineering, procurement, and construction
EPS	Earnings per share
ERP	Enterprise Resource Planning
FAC	Fuel adjustment clause
FASB	Financial Accounting Standards Board
FMCA	Indiana Federally Mandated Cost Adjustment mechanism
GAAP	Generally Accepted Accounting Principles
GCA	Gas cost adjustment
Generation Assets	Power generations facilities and battery storage to be developed in connection with the Data Center Contract
GHG	Greenhouse gases
GWh	Gigawatt hours
IRA	Inflation Reduction Act of 2022
IRP	Ohio Infrastructure Replacement Program
IURC	Indiana Utility Regulatory Commission
Investor	BIP Orion Holdco L.P. and BIP Orion Holdco II L.P. in connection with Blackstone's GenCo minority equity investment
JV	Joint Venture
LIFO	Last In, First Out
LIHEAP	Low Income Heating Energy Assistance Program
LLC Agreement	Amended and Restated Limited Liability Company Agreement of Generation Holdings II
MGP	Manufactured Gas Plant
MISO	Midcontinent Independent System Operator
MMDth	Million dekatherms
MW	Megawatts
MWh	Megawatt hours
NIPSCO Electric	The electric generation and transmission activities of the NIPSCO Operations reportable segment
NIPSCO Gas	The gas distribution activities of the NIPSCO Operations reportable segment
NIPSCO Minority Interest Transaction	A transaction between NiSource, NIPSCO Holdings II (sole owner of NIPSCO) and an affiliate of Blackstone pursuant to a purchase and sale agreement entered into on June 17, 2023, that offered equity interests in NIPSCO Holdings II in exchange for capital contributions by the parties.
NIPSCO Operations	Reportable segment comprised of the results of NIPSCO Holdings I, NIPSCO Holdings II, and NIPSCO and all related subsidiaries

DEFINED TERMS
NYMEX	New York Mercantile Exchange
OPEB	Other Postemployment Benefits
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	Power Purchase Agreement
RNG	Renewable Natural Gas
SAVE	Steps to Advance Virginia's Energy Plan
Scope 1 GHG Emissions	Direct emissions from sources owned or controlled by us (e.g., emissions from our combustion of fuel, vehicles, and process emissions and fugitive emissions)
Scope 2 GHG Emissions	Indirect emissions from sources owned or controlled by us
SEC	Securities and Exchange Commission
SMRP	Kentucky Safety Modification and Replacement Program
SMS	Safety Management System
TCJA	An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 (commonly known as the Tax Cuts and Jobs Act of 2017)
TDSIC	Indiana Transmission, Distribution and Storage System Improvement Charge
Templeton	Templeton Wind Energy Center
VIE	Variable Interest Entity
WAM	Work and Asset Management enterprise resourcing system

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
•our ability to construct, develop and place into service the Contract Assets on time or at all and consistent with initial cost estimates, as well as the performance of these assets once constructed and placed into service;
•our ability to obtain the significant additional financing that will be required to construct the Contract Assets on favorable terms, if at all;
•our ability to recover our investments and realize our expected return under the Data Center Contract;

•our ability to maintain our investment grade credit ratings as we finance and pursue our data center strategy, including our performance under the Data Center Contract;
•our Customer’s performance under the Data Center Contract and any decision by the Customer to terminate the Data Center Contract or reduce the committed capacity thereunder;
•potential changes in the MISO accreditation treatment of capacity resources;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
NiSource Inc.
Condensed Statements of Consolidated Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Customer revenues	$1,240.2	$1,046.1	$4,636.2	$3,743.2
Other revenues	32.9	30.2	103.1	124.1
Total Operating Revenues	1,273.1	1,076.3	4,739.3	3,867.3
Operating Expenses
Cost of energy	193.6	165.9	1,102.9	755.6
Operation and maintenance	401.1	357.4	1,225.1	1,093.5
Depreciation and amortization	306.9	269.5	852.2	765.1
Loss on impairment of assets	—	—	0.7	2.9
Loss (gain) on sale of assets, net	(0.6)	(0.5)	0.2	1.1
Other taxes	74.6	65.7	238.4	210.4
Total Operating Expenses	975.6	858.0	3,419.5	2,828.6
Operating Income	297.5	218.3	1,319.8	1,038.7
Other Income (Deductions)
Interest expense, net	(179.8)	(134.6)	(451.7)	(380.2)
Other, net	9.9	29.2	16.2	51.4
Total Other Deductions, Net	(169.9)	(105.4)	(435.5)	(328.8)
Income before Income Taxes	127.6	112.9	884.3	709.9
Income Taxes	20.6	15.9	150.1	109.5
Net Income	107.0	97.0	734.2	600.4
Net income attributable to noncontrolling interest	12.3	11.3	62.5	63.9
Net Income Attributable to NiSource	94.7	85.7	671.7	536.5
Preferred dividends	—	—	—	(6.7)
Preferred redemption premium	—	—	—	(14.0)
Net Income Available to Common Shareholders	$94.7	$85.7	$671.7	$515.8
Earnings Per Share
Basic Earnings Per Share	$0.20	$0.19	$1.42	$1.15
Diluted Earnings Per Share	$0.20	$0.19	$1.42	$1.14
Basic Average Common Shares Outstanding	472.1	451.9	471.1	449.4
Diluted Average Common Shares	473.7	454.5	472.8	451.4

The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, net of taxes)	2025	2024	2025	2024
Net Income	$107.0	$97.0	$734.2	$600.4
Other comprehensive income:
Net unrealized gain on available-for-sale debt securities(1)	1.3	3.5	3.1	3.2
Reclassification adjustment for cash flow hedges(2)	(0.1)	(0.1)	(0.3)	(0.3)
Unrecognized pension and OPEB benefit(3)	14.0	0.6	14.6	1.1
Total other comprehensive income	15.2	4.0	17.4	4.0
Comprehensive Income	$122.2	$101.0	$751.6	$604.4
(1)Net unrealized gain on available-for-sale debt securities, net of $0.3 million tax expense and $0.9 million tax expense in the third quarter of 2025 and 2024, respectively, and $0.8 million tax expense for the nine months ended 2025 and 2024, respectively.
(2)Reclassification adjustment for cash flow hedges, net of $0.1 million tax benefit and $0.1 million tax benefit in the third quarter of 2025 and 2024, respectively, and $0.2 million tax benefit and $0.1 million tax benefit for the nine months ended 2025 and 2024, respectively.
(3)Unrecognized pension and OPEB benefit, net of $4.6 million tax expense and $0.2 million tax expense in the third quarter of 2025 and 2024, respectively, and $4.8 million tax expense and $0.4 million tax expense for the nine months ended 2025 and 2024, respectively.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Property, Plant and Equipment
Plant	$37,201.7	$34,152.9
Accumulated depreciation and amortization	(9,201.6)	(8,699.0)
Net Property, Plant and Equipment(1)	28,000.1	25,453.9
Investments and Other Assets
Unconsolidated affiliates	7.7	6.5
Available-for-sale debt securities (amortized cost of $160.4 and $91.9, allowance for credit losses of $0.1 and $0.1, respectively)	159.0	86.7
Other investments	116.2	85.5
Total Investments and Other Assets	282.9	178.7
Current Assets
Cash and cash equivalents	95.0	156.6
Restricted cash	24.5	42.0
Accounts receivable	719.6	987.9
Allowance for credit losses	(18.6)	(23.7)
Accounts receivable, net	701.0	964.2
Gas storage	268.3	179.6
Materials and supplies, at average cost	183.3	173.3
Electric production fuel, at average cost	23.7	36.2
Exchange gas receivable	42.9	45.7
Regulatory assets	326.5	319.9
Prepayments	157.4	138.5
Other current assets	25.6	24.2
Total Current Assets(1)	1,848.2	2,080.2
Other Assets
Regulatory assets	2,132.9	2,157.4
Goodwill	1,485.9	1,485.9
Deferred charges and other	652.9	432.0
Total Other Assets	4,271.7	4,075.3
Total Assets	$34,402.9	$31,788.1
(1)Includes $1,284.4 million and $1,323.8 million at September 30, 2025 and December 31, 2024, respectively, of net property, plant and equipment assets and $59.6 million and $65.0 million at September 30, 2025 and December 31, 2024, respectively, of current assets of consolidated VIEs that may be used only to settle obligations of the consolidated VIEs. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Consolidated Balance Sheets (unaudited) (continued)

(in millions, except share amounts)	September 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization
Stockholders’ Equity
Common stock - $0.01 par value,750,000,000 shares authorized; 477,136,079 and 469,822,472 shares outstanding, respectively	$4.8	$4.7
Treasury stock	(99.9)	(99.9)
Additional paid-in capital	9,798.3	9,521.5
Retained deficit	(572.0)	(711.7)
Accumulated other comprehensive loss	(13.0)	(30.4)
Total NiSource Stockholders’ Equity	9,118.2	8,684.2
Noncontrolling interest in consolidated subsidiaries	2,123.6	1,984.1
Total Stockholders’ Equity	11,241.8	10,668.3
Long-term debt, excluding amounts due within one year	14,472.1	12,074.5
Total Capitalization	25,713.9	22,742.8
Current Liabilities
Current portion of long-term debt	31.3	1,281.2
Short-term borrowings	1,260.0	604.6
Accounts payable	712.0	863.1
Dividends payable - common stock	137.4	—
Customer deposits and credits	273.5	268.8
Taxes accrued	179.0	173.4
Interest accrued	198.2	157.0
Asset retirement obligations	66.3	84.6
Exchange gas payable	100.0	91.8
Regulatory liabilities	192.0	150.5
Accrued compensation and employee benefits	218.0	268.2
Other accruals	165.7	170.2
Total Current Liabilities(1)	3,533.4	4,113.4
Other Liabilities
Deferred income taxes	2,405.4	2,281.6
Accrued liability for postretirement and postemployment benefits	174.4	207.5
Regulatory liabilities	1,487.0	1,431.2
Asset retirement obligations	751.4	698.6
Other noncurrent liabilities and deferred credits	337.4	313.0
Total Other Liabilities(1)	5,155.6	4,931.9
Commitments and Contingencies (Refer to Note 14, "Other Commitments and Contingencies")
Total Capitalization and Liabilities	$34,402.9	$31,788.1
(1)Includes $54.4 million and $53.7 million at September 30, 2025 and December 31, 2024, respectively, of current liabilities and $55.0 million and $58.3 million at September 30, 2025 and December 31, 2024, respectively, of other liabilities, and finance leases of $40.2 million and $40.4 million at September 30, 2025 and December 31, 2024 respectively, of consolidated VIEs that creditors do not have recourse to our general credit. Refer to Note 4, "Noncontrolling Interests," for additional information.
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)

NiSource Inc.
Condensed Statements of Consolidated Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2025	2024
Operating Activities
Net Income	$734.2	$600.4
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	852.2	765.1
Deferred income taxes and investment tax credits	153.5	109.1
Loss on sale of assets	0.2	1.1
Payments for asset retirement obligations	(50.0)	(55.0)
Other adjustments	22.5	(14.9)
Changes in Assets and Liabilities:
Components of working capital(1)	(26.0)	(85.8)
Regulatory assets/liabilities	(19.5)	(35.6)
Deferred charges and other noncurrent assets	(24.4)	(45.1)
Other noncurrent liabilities and deferred credits	7.0	2.4
Net Cash Flows from Operating Activities	1,649.7	1,241.7
Investing Activities
Capital expenditures	(1,936.0)	(1,854.0)
Cost of removal	(113.8)	(108.9)
Milestone payments to renewable generation asset developers	(1,091.7)	(478.8)
Advanced deposits	(161.3)	—
Other investing activities	(93.8)	27.2
Net Cash Flows used for Investing Activities	(3,396.6)	(2,414.5)
Financing Activities
Proceeds from issuance of long-term debt	2,362.0	2,229.6
Repayments of finance lease obligations	(17.3)	(20.4)
Repayments of long-term debt	(1,250.0)	—
Repayment of short-term debt (maturity > 90 days)	—	(1,650.0)
Net change in commercial paper and other short-term borrowings	655.4	(1,141.6)
Issuance of common stock, net of issuance costs	259.1	507.9
Redemption of preferred stock	—	(486.1)
Preferred stock redemption premium	—	(14.0)
Equity costs, premiums and other debt related costs	(22.0)	(62.9)
Contributions from NIPSCO minority interest holders	145.3	99.5
Distribution to NIPSCO minority interest holders	(55.5)	(32.0)
Distributions to tax equity partners	(12.8)	(14.3)
Dividends paid - common stock	(396.4)	(357.0)
Dividends paid - preferred stock	—	(8.2)
Net Cash Flows from (used for) Financing Activities	1,667.8	(949.5)
Change in cash, cash equivalents and restricted cash	(79.1)	(2,122.3)
Cash, cash equivalents and restricted cash at beginning of period	198.6	2,281.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$119.5	$158.8
(1) Refer to Note 18, "Supplemental Disclosures of Cash Flow Information," for additional information.
Reconciliation to Balance Sheet

Nine Months Ended September 30, (in millions)	2025
Cash and cash equivalents	95.0
Restricted cash	24.5
Total Cash, Cash Equivalents and Restricted Cash	119.5
The accompanying Notes to Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of June 30, 2025	$4.7	$—	$(99.9)	$9,538.0	$(532.1)	$(28.2)	$2,114.4	$10,996.9
Comprehensive Income:
Net income	—	—	—	—	94.7	—	12.3	107.0
Other comprehensive income, net of tax	—	—	—	—	—	15.2	—	15.2
Dividends:
Common stock ($0.280 per share)	—	—	—	—	(134.6)	—	—	(134.6)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	11.0	11.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(14.1)	(14.1)
Stock issuances:
Employee stock purchase plan	—	—	—	1.9	—	—	—	1.9
Long-term incentive plan	—	—	—	7.2	—	—	—	7.2
401(k) and profit sharing	—	—	—	2.4	—	—	—	2.4
ATM program	0.1	—	—	248.8	—	—	—	248.9
Balance as of September 30, 2025	$4.8	$—	$(99.9)	$9,798.3	$(572.0)	$(13.0)	$2,123.6	$11,241.8

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2024	$4.7	$—	$(99.9)	$9,521.5	$(711.7)	$(30.4)	$1,984.1	$10,668.3
Comprehensive Income:
Net income	—	—	—	—	671.7	—	62.5	734.2
Other comprehensive income, net of tax	—	—	—	—	—	17.4	—	17.4
Dividends:
Common stock ($1.120 per share)	—	—	—	—	(532.0)	—	—	(532.0)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	145.3	145.3
Distributions to noncontrolling interests	—	—	—	—	—	—	(68.3)	(68.3)
Stock issuances:
Employee stock purchase plan	—	—	—	5.5	—	—	—	5.5
Long-term incentive plan	—	—	—	15.3	—	—	—	15.3
401(k) and profit sharing	—	—	—	7.2	—	—	—	7.2
ATM program	0.1	—	—	248.8	—	—	—	248.9
Balance as of September 30, 2025	$4.8	$—	$(99.9)	$9,798.3	$(572.0)	$(13.0)	$2,123.6	$11,241.8

ITEM 1. FINANCIAL STATEMENTS (continued)

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of June 30, 2024	$4.5	$—	$(99.9)	$8,894.2	$(896.2)	$(33.6)	$1,950.6	$9,819.6
Comprehensive Income:
Net income	—	—	—	—	85.7	—	11.3	97.0
Other comprehensive income, net of tax	—	—	—	—	—	4.0	—	4.0
Dividends:
Common stock ($0.265 per share)	—	—	—	—	(124.4)	—	—	(124.4)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	39.8	39.8
Distributions to noncontrolling interest	—	—	—	—	—	—	(17.9)	(17.9)
Stock issuances:
Employee stock purchase plan	—	—	—	1.7	—	—	—	1.7
Long-term incentive plan	—	—	—	8.0	—	—	—	8.0
401(k) and profit sharing	—	—	—	2.2	—	—	—	2.2
ATM program	0.2	—	—	498.6	—	—	—	498.8
Balance as of September 30, 2024	$4.7	$—	$(99.9)	$9,404.7	$(934.9)	$(29.6)	$1,983.8	$10,328.8

(in millions)	Common Stock	Preferred Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Consolidated Subsidiaries	Total
Balance as of December 31, 2023	$4.5	$486.1	$(99.9)	$8,879.5	$(967.0)	$(33.6)	$1,866.7	$10,136.3
Comprehensive Income:
Net income	—	—	—	—	536.5	—	63.9	600.4
Other comprehensive income, net of tax	—	—	—	—	—	4.0	—	4.0
Dividends:
Common stock ($1.060 per share)	—	—	—	—	(482.3)	—	—	(482.3)
Preferred stock (See Note 6)	—	—	—	—	(8.1)	—	—	(8.1)
Noncontrolling Interests:
Contributions from noncontrolling interests	—	—	—	—	—	—	99.5	99.5
Distributions to noncontrolling interest	—	—	—	—	—	—	(46.3)	(46.3)
Stock issuances (redemptions):
Series B and B-1 Preferred stock redemption	—	(486.1)	—	—	—	—	—	(486.1)
Series B and B-1 Preferred stock redemption premium	—	—	—	—	(14.0)	—	—	(14.0)
Employee stock purchase plan	—	—	—	4.7	—	—	—	4.7
Long-term incentive plan	—	—	—	14.9	—	—	—	14.9
401(k) and profit sharing	—	—	—	7.0	—	—	—	7.0
ATM program	0.2	—	—	498.6	—	—	—	498.8
Balance as of September 30, 2024	$4.7	$—	$(99.9)	$9,404.7	$(934.9)	$(29.6)	$1,983.8	$10,328.8

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Condensed Statements of Consolidated Equity (unaudited) (continued)

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of June 30, 2025	—	474,747	(3,963)	470,784
Issued:
Employee stock purchase plan	—	47	—	47
Long-term incentive plan	—	24	—	24
401(k) and profit sharing	—	55	—	55
ATM program	—	6,226	—	6,226
Balance as of September 30, 2025	—	481,099	(3,963)	477,136

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of December 31, 2024	—	473,785	(3,963)	469,822
Issued:
Employee stock purchase plan	—	141	—	141
Long-term incentive plan	—	768	—	768
401(k) and profit sharing	—	179	—	179
ATM program	—	6,226	—	6,226
Balance as of September 30, 2025	—	481,099	(3,963)	477,136

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of June 30, 2024	—	452,362	(3,963)	448,399
Issued:
Employee stock purchase plan	—	59	—	59
Long-term incentive plan	—	32	—	32
401(k) and profit sharing	—	69	—	69
ATM program	—	18,148	—	18,148
Balance as of September 30, 2024	—	470,670	(3,963)	466,707

	Preferred	Common
Shares (in thousands)	Shares	Shares	Treasury	Outstanding
Balance as of December 31, 2023	40	451,345	(3,963)	447,382
Issued:
Employee stock purchase plan	—	170	—	170
Long-term incentive plan	—	761	—	761
401(k) and profit sharing	—	246	—	246
ATM program	—	18,148	—	18,148
Redeemed:
Series B and B-1 Preferred Stock	(40)	—	—	—
Balance as of September 30, 2024	—	470,670	(3,963)	466,707
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
2.    Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This pronouncement updates the guidance on capitalization of internal-use software, including removing the development stages utilized for evaluation of when certain activities are capital eligible. The ASU instead provides that an entity is required to start capitalizing eligible software development costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended, which is referred to as the “probable-to-complete recognition threshold”. This probable-to-complete threshold includes an evaluation of whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for fiscal years beginning after December 15, 2027. We are currently evaluating the impacts this amendment will have on our internal-use software capitalization policy.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This pronouncement requires disaggregated disclosure of income statement expenses for public business entities. The ASU requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, as defined in ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). We are currently evaluating the impacts this amendment will have on our required disclosures.

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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This pronouncement enhances annual and interim disclosure requirements over reportable segments, primarily through enhanced disclosures about significant segment expenses. Specifically, the pronouncement requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, disclosure of an amount for other segment items representing the difference between segment revenue and segment expenses already disclosed, disclosure of all required annual disclosures for interim periods and disclosure of title and

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
position of the CODM and how the CODM uses reported measures. The pronouncement also allows for more than one measure of segment profit if the CODM uses more than one measure in assessing segment performance. This pronouncement was effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. NiSource adopted this pronouncement as of December 31, 2024, with retrospective application and updated its disclosures to include significant expenses regularly provided to the CODM, the CODM's title and how the CODM utilizes reported measures. See Note 16, "Business Segment Information," for further discussion.

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
The tables below reconcile revenue disaggregation by customer class to segment revenue, as well as to revenues reflected on the Condensed Statements of Consolidated Income (unaudited):

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three months ended September 30, 2025 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$328.1	$72.9	$—	$401.0
Commercial	95.1	32.2	—	127.3
Industrial	36.0	19.7	—	55.7
Off-system	13.8	—	—	13.8
Miscellaneous(1)	6.7	2.6	—	9.3
Subtotal	$479.7	$127.4	$—	$607.1
Electric Generation and Power Delivery
Residential	$—	$254.6	$—	$254.6
Commercial	—	210.6	—	210.6
Industrial	—	156.2	—	156.2
Wholesale	—	18.4	—	18.4
Miscellaneous(1)	—	(6.7)	—	(6.7)
Subtotal	$—	$633.1	$—	$633.1
Total Customer Revenues(2)	479.7	760.5	—	1,240.2
Other Revenues(3)	5.2	26.5	1.2	32.9
Total Operating Revenues	$484.9	$787.0	$1.2	$1,273.1
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine months ended September 30, 2025 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,576.3	$478.5	$—	$2,054.8
Commercial	527.8	180.8	—	$708.6
Industrial	121.5	73.7	—	$195.2
Off-system	58.9	—	—	$58.9
Miscellaneous(1)	27.4	10.6	—	$38.0
Subtotal	$2,311.9	$743.6	$—	$3,055.5
Electric Generation and Power Delivery
Residential	$—	$586.4	$—	$586.4
Commercial	—	531.7	—	$531.7
Industrial	—	432.3	—	$432.3
Wholesale	—	37.9	—	$37.9
Miscellaneous(1)	—	(7.6)	—	$(7.6)
Subtotal	$—	$1,580.7	$—	$1,580.7
Total Customer Revenues(2)	2,311.9	2,324.3	—	4,636.2
Other Revenues(3)	14.8	84.7	3.6	103.1
Total Operating Revenues	$2,326.7	$2,409.0	$3.6	$4,739.3
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

Nine months ended September 30, 2024 (in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Gas Distribution
Residential	$1,257.2	$357.5	$—	$1,614.7
Commercial	395.6	134.0	—	$529.6
Industrial	105.1	56.3	—	$161.4
Off-system	30.5	—	—	$30.5
Wholesale	1.1	—	—	$1.1
Miscellaneous(1)	15.4	12.5	—	$27.9
Subtotal	$1,804.9	$560.3	$—	$2,365.2
Electric Generation and Power Delivery
Residential	$—	$498.6	$—	$498.6
Commercial	—	470.0	—	$470.0
Industrial	—	360.4	—	$360.4
Wholesale	—	32.4	—	$32.4
Public Authority	—	6.0	—	$6.0
Miscellaneous(1)	—	10.6	—	$10.6
Subtotal	$—	$1,378.0	$—	$1,378.0
Total Customer Revenues(2)	1,804.9	1,938.3	—	3,743.2
Other Revenues(3)	59.6	63.9	0.6	124.1
Total Operating Revenues	$1,864.5	$2,002.2	$0.6	$3,867.3
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Customer Accounts Receivable. Accounts receivable on our Condensed Consolidated Balance Sheets (unaudited) includes both billed and unbilled amounts, as well as certain amounts that are not related to customer revenues. Unbilled amounts of accounts receivable relate to a portion of a customer’s consumption of gas or electricity from the date of the last cycle billing through the last day of the month (balance sheet date). Factors taken into consideration when estimating unbilled revenue include historical usage, customer rates, and weather. A significant portion of our operations are subject to seasonal fluctuations in sales. During the heating season, primarily from November through March, revenues and receivables from gas sales are more significant than in other months. The balances of customer receivables as of September 30, 2025 and December 31, 2024 are presented in the table below. We had no significant contract assets or liabilities during the period. Additionally, we have not incurred any significant costs to obtain or fulfill contracts.

(in millions)	Customer Accounts Receivable, Billed (less reserve)	Customer Accounts Receivable, Unbilled (less reserve)
Balance as of December 31, 2024	$525.1	$408.1
Balance as of September 30, 2025	$444.6	$219.5
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At each reporting period, we record expected credit losses to an allowance for credit losses account. When deemed to be uncollectible, customer accounts are written-off. A rollforward of our allowance for credit losses as of September 30, 2025 and December 31, 2024 are presented in the table below:

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of December 31, 2024	$9.8	$13.9	$—	$23.7
Current period provisions	26.2	10.2	—	36.4
Write-offs charged against allowance	(39.7)	(9.2)	—	(48.9)
Recoveries of amounts previously written off	6.7	0.7	—	7.4
Balance as of September 30, 2025	$3.0	$15.6	$—	$18.6

(in millions)	Columbia Operations	NIPSCO Operations	Corporate and Other	Total
Balance as of December 31, 2023	$10.2	$11.9	$0.8	$22.9
Current period provisions	26.7	12.1	—	38.8
Write-offs charged against allowance	(43.9)	(11.0)	(0.8)	(55.7)
Recoveries of amounts previously written off	16.8	0.9	—	17.7
Balance as of December 31, 2024	$9.8	$13.9	$—	$23.7
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our Condensed Consolidated Balance Sheets (unaudited) included the following assets and liabilities associated with VIEs.

(in millions)	September 30, 2025	December 31, 2024
Net property, plant and equipment	$1,284.4	$1,323.8
Current assets	59.6	65.0
Total assets(1)	1,344.0	1,388.8
Current liabilities	54.4	53.7
Asset retirement obligations	55.0	58.3
Finance lease obligations	40.2	40.4
Total liabilities(1)(2)	$149.6	$152.4
(1)The assets of each consolidated VIE can only be used to settle obligations of the respective consolidated VIE. The creditors of the liabilities of the VIEs do not have recourse to the general credit of the primary beneficiary.
(2)In addition to the amounts disclosed above there is a de minimis amount of other noncurrent assets and liabilities at Rosewater as of September 30, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Contributions from NIPSCO minority interest holders	$11.0	$39.8	$145.3	$99.5
Distributions to NIPSCO minority interest holders	11.1	11.8	55.5	32.0

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table presents the calculation of our basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net Income Available to Common Shareholders	$94.7	$85.7	$671.7	$515.8
Less: Income allocated to participating securities	0.3	0.2	1.4	0.9
Net Income Available to Common Shareholders - Basic	94.4	85.5	670.3	514.9
Net Income Available to Common Shareholders - Diluted	$94.4	$85.5	$670.3	$514.9
Denominator:
Average common shares outstanding - Basic	472.1	451.9	471.1	449.4
Dilutive potential common shares:
Shares contingently issuable under employee stock plans	1.0	0.9	1.1	0.9
Shares restricted under employee stock plans	0.4	0.3	0.5	0.3
ATM forward sale agreements	0.2	1.4	0.1	0.8
Average Common Shares - Diluted	473.7	454.5	472.8	451.4
Earnings per common share:
Basic	$0.20	$0.19	1.42	1.15
Diluted	$0.20	$0.19	1.42	1.14

6.    Equity
ATM Program. In February 2024, we entered into eight separate equity distribution agreements pursuant to which we are able to sell up to an aggregate of $900.0 million of our common stock.
In February 2025, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,000,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $40.10 per share. In September 2025, we settled the forward sale agreement in shares for $80.0 million, based on a net price of $40.02 per share.
In March 2025, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 1,707,320 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.00 per share. In September 2025, we settled the forward sale agreement in shares for $69.9 million, based on a net price of $40.92 per share.
In June 2025, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,518,393 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $39.71 per share. In September 2025, we settled the forward sale agreement in shares for $99.1 million, based on a net price of $39.36 per share.
As of September 30, 2025, the ATM program had approximately $47.5 million of capacity available. The program expires on December 31, 2025.

Series B and B-1 Preferred Stock. On March 15, 2024, we redeemed all 20,000 outstanding shares of Series B Preferred Stock for a redemption price of $25,000 per share and all 20,000 outstanding shares of Series B-1 Preferred Stock for a redemption price of $0.01 per share or $500.0 million in total.

There were no dividends declared per share for the Series B Preferred Stock during the three months ended September 30, 2025 and 2024. Dividends declared per share for the Series B Preferred Stock were zero and $406.25 during the nine months ended September 30, 2025 and 2024, respectively.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
7.    Short-Term Borrowings
We generate short-term borrowings from our revolving credit facility, commercial paper program, and accounts receivable transfer programs. Each of these borrowing sources is described further below.
Revolving Credit Facility. We maintain a revolving credit facility to fund ongoing working capital requirements, including the provision of liquidity support for our commercial paper program, the issuance of letters of credit and general corporate purposes. Our revolving credit facility has a program limit of $1.85 billion and is comprised of a syndicate of banks. We had no outstanding borrowings under this facility as of September 30, 2025 and December 31, 2024.
Commercial Paper Program. Our commercial paper program has a program limit of $1.85 billion. We had $1,060.0 million and $604.6 million of commercial paper outstanding with weighted-average interest rates of 4.40% and 4.73% as of September 30, 2025 and December 31, 2024, respectively.
Accounts Receivable Transfer Programs. Columbia of Ohio, NIPSCO, and Columbia of Pennsylvania each maintain a receivables agreement whereby they transfer their customer accounts receivables to third-party financial institutions through consolidated special purpose entities. The three agreements expire between May 2026 and October 2026 and may be further extended if mutually agreed to by the parties thereto.
All receivables transferred to third parties are valued at face value, which approximates fair value due to their short-term nature. The amount of the undivided percentage ownership interest in the accounts receivables transferred is determined in part by required loss reserves under the agreements.
Transfers of accounts receivable are accounted for as secured borrowings resulting in the recognition of short-term borrowings on the Condensed Consolidated Balance Sheets (unaudited). As of September 30, 2025, the maximum amount of debt that could be borrowed related to our accounts receivable programs was $245.0 million.
We had $200.0 million and no short-term borrowings related to the securitization transactions as of September 30, 2025 and December 31, 2024, respectively.
For the nine months ended September 30, 2025 and 2024, $200.0 million and $(337.6) million, respectively, were recorded as cash flows from (used for) financing activities related to the change in short-term borrowings due to securitization transactions. Columbia of Ohio, NIPSCO and Columbia of Pennsylvania remain responsible for collecting on the receivables securitized, and the receivables cannot be transferred to another party.
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

On August 15, 2025, we repaid $1,250.0 million of 0.95% senior unsecured notes at maturity.

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
Renewable generation filings. In February 2025, NIPSCO filed a petition with the IURC to modify its February 2023 order that approved a power purchase agreement related to Templeton and allow for NIPSCO to fully own Templeton. The IURC issued an order on September 24, 2025 approving the filed petition.
GenCo filing. In January 2025, GenCo, an indirect subsidiary of NiSource Inc., filed a declination of jurisdiction petition with the IURC related to the ownership, development, financing, construction and operation of generation facilities. This is an administrative filing and is a step in NIPSCO’s effort to set up a framework to accommodate megaload customers, including data centers. A settlement agreement among GenCo, NIPSCO, and a coalition of NIPSCO's largest industrial customers was approved by the IURC on September 24, 2025. In October 2025, the Indiana Office of the Utility Consumer Counselor ("OUCC") filed a limited Request for Rehearing with the IURC. Subsequently, the OUCC filed a Notice of Appeal of the IURC order approving the GenCo settlement, which was immediately stayed by the Court of Appeals to allow the IURC process to be completed.

NIPSCO Electric rate case filing. On February 7, 2025, NIPSCO and certain intervening parties filed a Joint Stipulation and Settlement Agreement with the IURC. The IURC issued an order on June 26, 2025, approving the Settlement Agreement without modification. New rates were implemented in multiple steps beginning in July 2025 and will continue with the final step no later than March 2026.
10.    Risk Management Activities
We are exposed to certain risks relating to our ongoing business operations; namely commodity price risk and interest rate risk. We recognize that the prudent and selective use of derivatives may help to limit volatility in the price of natural gas and manage interest rate exposure.
Risk management assets and liabilities on our derivatives are presented on the Condensed Consolidated Balance Sheets (unaudited) as shown below:

	September 30, 2025		December 31, 2024
(in millions)	Assets	Liabilities	Assets	Liabilities
Current(1)
Derivatives not designated as hedging instruments	$10.5	$2.8	$9.1	$2.3
Total	$10.5	$2.8	$9.1	$2.3
Noncurrent(2)
Derivatives not designated as hedging instruments	$12.8	$3.7	$17.9	$1.2
Total	$12.8	$3.7	$17.9	$1.2
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Our derivative instruments are subject to enforceable master netting arrangements or similar agreements. No collateral was either received or posted related to our outstanding derivative positions at September 30, 2025. If the above gross asset and liability positions were presented net of amounts owed or receivable from counterparties, we would report a net asset position of $16.8 million and $23.5 million at September 30, 2025 and December 31, 2024, respectively.
Derivatives Not Designated as Hedging Instruments
Commodity price risk management. We, along with our utility customers, are exposed to variability in cash flows associated with natural gas purchases and volatility in natural gas prices. We purchase natural gas for sale and delivery to our retail, commercial and industrial customers, and for most customers the variability in the market price of gas is passed through in their rates. Some of our utility subsidiaries offer programs whereby variability in the market price of gas is assumed by the respective utility. The objective of our commodity price risk programs is to mitigate the gas cost variability on behalf of our customers associated with natural gas purchases or sales by economically hedging the various gas cost components using a combination of futures, options, forwards or other derivative contracts. At September 30, 2025 and December 31, 2024, we had 89.4 MMDth and 77.8 MMDth, respectively, of net energy derivative volumes outstanding related to our natural gas hedges.
NIPSCO has received approval for a program to lock in a fixed price for its natural gas customers using long-term forward purchase instruments and is limited to 20% of NIPSCO's average annual GCA purchase volume. As of September 30, 2025, the remaining terms of these instruments range from one to seven years. Likewise, Columbia of Pennsylvania has received approval for a 24-month rolling hedge program that will continue in perpetuity. The program is designed to financially hedge approximately 20% of the customers' annual demand. Under both programs all gains and losses on these derivative contracts are deferred as regulatory liabilities or assets and are remitted to or collected from customers through the relevant cost recovery mechanism.
The following table summarizes the gains and losses associated with the commodity price risk programs deferred as regulatory assets and liabilities:

(in millions)	September 30, 2025	December 31, 2024
Regulatory Assets
Losses on commodity price risk programs	$10.9	$6.5
Regulatory Liabilities
Gains on commodity price risk programs	23.8	28.7
Our derivative instruments measured at fair value as of September 30, 2025 and December 31, 2024 do not contain any credit-risk-related contingent features.
Derivatives Designated as Hedging Instruments

Interest rate risk management. As of September 30, 2025 and December 31, 2024 we had no active interest rate swap positions. We have recorded the overall net loss related to previously settled interest rate swaps in AOCI. The gain or loss associated with each previously settled interest rate swap is amortized in interest expense over the term of each corresponding debt issuance. These amounts were immaterial for the three and nine months ended September 30, 2025 and 2024 and are recorded in "Interest expense, net" on the Condensed Statements of Consolidated Income (unaudited). Amounts expected to be reclassified to earnings during the next twelve months are immaterial. See Note 15, "Accumulated Other Comprehensive Loss," for additional information.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.    Fair Value

A.    Fair Value Measurements
Recurring Fair Value Measurements
The following tables present financial assets and liabilities measured and recorded at fair value on our Condensed Consolidated Balance Sheets (unaudited) on a recurring basis and their level within the fair value hierarchy as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, there were no material transfers between fair value hierarchies. Additionally, there were no changes in the method or significant assumptions used to estimate the fair value of our financial instruments.

Recurring Fair Value Measurements September 30, 2025 (in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2025
Assets
U.S. Treasury debt securities(1)	$4.0	$—	$—	$4.0
Risk management assets	—	23.3	—	23.3
Available-for-sale debt securities	—	159.0	—	159.0
Equity securities(2)(3)	$8.5	$—	$—	$8.5
Total	$12.5	$182.3	$—	$194.8
Liabilities
Risk management liabilities	$—	$6.5	$—	$6.5
Total	$—	$6.5	$—	$6.5
(1)Treasury bills are presented in "Cash and cash equivalents" and "Restricted cash" on the Consolidated Balance Sheets.
(2)Equity securities are in a high dividend equity fund and are valued using market prices in active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Equity securities are presented in "Other Investments" on the Consolidated Balance Sheets.
(3)As of September 30, 2025, the investment cost of equity securities measured at fair value was $7.9 million, gross unrealized gains were $0.6 million, and the fair value was $8.5 million.

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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Level 2- Certain non-exchange-traded derivatives are valued using broker or over-the-counter, on-line exchanges. In such cases, these non-exchange-traded derivatives are classified within Level 2. Non-exchange-based derivative instruments include swaps, forwards, and options. In certain instances, these instruments may utilize models to measure fair value taking into consideration credit risk. We use a similar model to value similar instruments. Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and market-corroborated inputs, (i.e., inputs derived principally from or corroborated by observable market data by correlation or other means). Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized within Level 2.
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

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of available-for-sale securities at September 30, 2025 and December 31, 2024 were:

September 30, 2025 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury debt securities	10.6	$—	$—	$—	$10.6
Corporate/Other debt securities	$149.8	$2.3	$(3.6)	$(0.1)	$148.4
Total	$160.4	$2.3	$(3.6)	$(0.1)	$159.0

December 31, 2024 (in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(2)	Allowance for Credit Losses	Fair Value
Available-for-sale debt securities
Corporate/Other debt securities	$91.9	$0.5	$(5.6)	$(0.1)	$86.7
Total	$91.9	$0.5	$(5.6)	$(0.1)	$86.7
(1)Fair value of U.S. Treasury debt securities and Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $1.5 million and $55.9 million at September 30, 2025.
(2)Fair value of Corporate/Other debt securities in an unrealized loss position without an allowance for credit losses is $70.1 million at December 31, 2024.
The cost of maturities sold is based upon specific identification. Net realized gains and losses on available-for-sale securities were de minimis and $0.1 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2024.
Equity Investments. Investments measured at net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These investments represent holdings in a single private investment fund that are redeemable at the election of the holder. As of September 30, 2025, the Company holds $17.9 million of equity investments measured at net asset value.
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
Long-term Debt. The fair value of outstanding long-term debt is estimated based on the quoted market prices for the same or similar securities. Certain premium costs associated with the early settlement of long-term debt are not taken into consideration in determining fair value. These fair value measurements are classified within Level 2 of the fair value hierarchy. As of September 30, 2025, there was no change in the method or significant assumptions used to estimate the fair value of long-term debt.
The carrying amount and estimated fair values of these financial instruments were as follows:

(in millions)	Carrying Amount as of September 30, 2025	Estimated Fair Value as of September 30, 2025	Carrying Amount as of Dec. 31, 2024	Estimated Fair Value as of Dec. 31, 2024
Long-term debt (including current portion)	$14,503.4	$14,050.3	$13,355.7	$12,505.2

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12.    Income Taxes
Our interim effective tax rates reflect the estimated annual effective tax rates for 2025 and 2024 applied to year-to-date pretax income, adjusted for tax expense associated with certain discrete items. The effective tax rates for the three months ended September 30, 2025 and 2024 were 16.1% and 14.1%, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 17.0% and 15.4%, respectively. These effective tax rates differ from the federal statutory tax rate of 21% primarily due to net income attributable to noncontrolling interest, amortization of excess deferred income taxes, federal tax credits net of deferred regulatory liabilities, state income taxes, and other permanent book-to-tax differences.

The increase in the three month effective tax rate of 2.0% in 2025 compared to 2024 is primarily driven by changes in net income attributable to noncontrolling interest, lower AFUDC equity and increases to other permanent differences, partially offset by lower state income taxes.

The increase in the nine month effective tax rate of 1.6% in 2025 compared to 2024 is primarily driven by lower AFUDC equity and changes in net income attributable to noncontrolling interest.

As of September 30, 2025, there have been no material changes to our unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 15 to the Company’s Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of these unrecognized tax benefits.
On July 4, 2025, President Donald J. Trump enacted the One Big Beautiful Bill Act ("OBBBA"), which introduced significant federal tax and spending reforms. After evaluation, management determined that the OBBBA does not currently have a material effect on the Company’s financial statements. The Company will continue to monitor the bill’s implementation and will update its financial disclosures as needed should material impacts arise under applicable accounting standards.

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
For the nine months ended September 30, 2025 and 2024, we contributed $1.5 million and $1.9 million, respectively, to our pension plans and $15.4 million and $18.3 million, respectively, to our OPEB plans.
The following table provides the components of the plans' actuarially determined net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024:

	Pension Benefits		OPEB
Three Months Ended September 30, (in millions)	2025	2024	2025	2024
Components of Net Periodic Benefit Cost(1)
Service cost	$4.9	$5.5	$1.0	$1.3
Interest cost	16.0	16.3	5.6	5.5
Expected return on assets	(23.1)	(23.8)	(4.2)	(4.0)
Amortization of prior service credit	—	—	(0.4)	(0.4)
Recognized actuarial loss	6.4	7.2	0.4	0.8
Settlement loss	5.6	5.9	—	—
Total Net Periodic Benefit Cost	$9.8	$11.1	$2.4	$3.2
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

	Pension Benefits		OPEB
Nine Months Ended September 30, (in millions)	2025	2024	2025	2024
Components of Net Periodic Benefit Cost(1)
Service cost	$14.7	$16.4	$3.0	$3.9
Interest cost	48.0	48.9	16.8	16.4
Expected return on assets	(69.3)	(71.4)	(12.6)	(12.0)
Amortization of prior service credit	—	—	(1.2)	(1.2)
Recognized actuarial loss	19.2	21.6	1.2	2.4
Settlement loss	5.6	5.9	—	—
Total Net Periodic Benefit Cost	$18.2	$21.4	$7.2	$9.5
(1)The service cost component and all non-service cost components of net periodic benefit (income) cost are presented in "Operation and maintenance" and "Other, net," respectively, on the Condensed Statements of Consolidated Income (unaudited).

During the three months ended September 30, 2025, one of our qualified pension plans met the requirement for settlement accounting. A one-time settlement charge of $5.6 million was recorded during the three months ended September 30, 2025.
In August 2025, we communicated to plan participants of one of our OPEB plans the intention to move from a group self-insured Medicare supplemental health plan to a Sponsored Health Reimbursement Account, with eligible retirees electing coverage through a Healthcare Exchange. This change will become effective on January 1, 2026. Given the intention of the plan and communication to participants, this was considered a plan amendment at the time of communication. This plan amendment triggered remeasurement of this plan, resulting in a decrease to the OPEB regulatory asset of $5.7 million, a decrease to OPEB

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
liability of $23.3 million, and an increase to accumulated other comprehensive loss of $17.6 million. Net periodic OPEB benefit cost for 2025 decreased by $1.7 million as a result of the interim remeasurement.
In line with the remeasurement, key inputs, economic assumptions, and demographic assumptions changed to calculate the updated OPEB benefit obligation and the net periodic benefit cost at the interim remeasurement date for the plan that triggered settlement accounting. For remeasurement, we used a weighted-average discount rate of 5.53%, a weighted-average health care trend rate of 9.97% for next year and ultimate trend rate of 4.75% to be reached in 2034, and weighted-average expected return on assets of 6.88%.

14.    Other Commitments and Contingencies
A. Guarantees and Indemnities. We and certain of our subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries as a part of normal business. Such agreements include guarantees and stand-by letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. As of September 30, 2025 and December 31, 2024, we had issued letters of credit of $119.0 million and $9.4 million, respectively, for the benefit of third parties.
We provide guarantees related to our future performance under BTAs for our renewable generation projects. At September 30, 2025 and December 31, 2024, our guarantees for multiple BTAs totaled $29.2 million and $1,127.5 million, respectively. The amount of each guaranty will decrease upon the substantial completion of the construction of the facilities. See ''- D. Other Matters - Generation Transition,'' below for more information.
We provide guarantees related to some of our rail and pipeline service agreements. As of September 30, 2025 and December 31, 2024, if we do not meet our contractual obligations under the terms of these agreements we would be required to pay up to a maximum of $52.0 million and $61.7 million, respectively.
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
As of September 30, 2025 and December 31, 2024, we had recorded a liability of $84.6 million and $91.8 million, respectively, to cover environmental remediation at various sites. This liability is included in "Other accruals" and "Other noncurrent liabilities and deferred credits" in the Condensed Consolidated Balance Sheets (unaudited). We recognize costs associated with environmental remediation obligations when the incurrence of such costs is probable and the amounts can be reasonably estimated. The original estimates for remediation activities may differ materially from the amount ultimately expended. The actual future expenditures depend on many factors, including laws and regulations, the nature and extent of impact and the

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
method of remediation. These expenditures are not currently estimable at some sites. We periodically adjust our liability as information is collected and estimates become more refined.
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
We utilize a probabilistic model to estimate our future remediation costs related to MGP sites. The model was prepared with the assistance of a third party and incorporates our experience and general industry experience with remediating MGP sites. We perform an annual update of the model in the second quarter each year. No material changes to the estimated future remediation costs were identified during the update completed as of June 30, 2025. Our total estimated liability related to the facilities subject to remediation was $77.3 million and $86.4 million at September 30, 2025 and December 31, 2024, respectively. The liability represents our best estimate of the probable cost to remediate the MGP sites. Our model indicates that it is reasonably possible that remediation costs could vary by as much as $16.5 million and $16.3 million at September 30, 2025 and December 31, 2024, respectively, in addition to the costs noted above. Remediation costs are estimated based on the best available information, applicable remediation standards at the balance sheet date and experience with similar facilities.
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

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
D. Other Matters.
Generation Transition. NIPSCO has executed several BTAs with developers to construct renewable generation facilities. In October 2024, NIPSCO contracted with a developer to convert the previously approved Templeton PPA to a BTA and in February 2025 filed a CPCN with the IURC seeking approval of the full ownership BTA structure. In September 2025, the IURC granted NIPSCO a CPCN to acquire Templeton through the full ownership BTA structure. NIPSCO's purchase obligation under Templeton is dependent on timely completion of construction. Certain agreements require NIPSCO to make partial payments upon the developer's completion of significant construction milestones.
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
In June 2025, the Gibson project achieved mechanical completion, resulting in NIPSCO making a $262.4 million payment to the developer. In August 2025, the Gibson project achieved substantial completion, resulting in NIPSCO making a $133.7 million payment to the developer in September 2025.
EPC Agreements. GenCo has entered into certain EPC contracts to construct generation capacity assets to support the Data Center Contract, requiring payments at specified periods. The assets contemplated by these contracts are subject to IURC approval. We may terminate for convenience the EPC Contracts and pay certain incurred project costs and termination fees if the Data Center Contract is terminated or IURC approval of the underlying assets is not obtained.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
15.    Accumulated Other Comprehensive Loss
The following tables display the components of Accumulated Other Comprehensive Loss, net of tax:

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of June 30, 2025	$(2.2)	$(13.4)	$(12.6)	$(28.2)
Other comprehensive income before reclassifications	1.3	—	13.8	15.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	0.2	0.1
Net current-period other comprehensive income (loss)	1.3	(0.1)	14.0	15.2
Balance as of September 30, 2025	$(0.9)	$(13.5)	$1.4	$(13.0)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of December 31, 2024	$(4.0)	$(13.2)	$(13.2)	$(30.4)
Other comprehensive income before reclassifications	3.1	—	13.9	17.0
Amounts reclassified from accumulated other comprehensive loss	—	(0.3)	0.7	0.4
Net current-period other comprehensive income (loss)	3.1	(0.3)	14.6	17.4
Balance as of September 30, 2025	$(0.9)	$(13.5)	$1.4	$(13.0)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of June 30, 2024	$(7.6)	$(13.0)	$(13.0)	$(33.6)
Other comprehensive income (loss) before reclassifications	3.5	0.4	(0.1)	3.8
Amounts reclassified from accumulated other comprehensive loss	—	(0.5)	0.7	0.2
Net current-period other comprehensive income (loss)	3.5	(0.1)	0.6	4.0
Balance as of September 30, 2024	$(4.1)	$(13.1)	$(12.4)	$(29.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.
(in millions)	Gains and Losses on Securities(1)	Gains and Losses on Cash Flow Hedges(1)	Pension and OPEB Items(1)	Accumulated Other Comprehensive Loss(1)
Balance as of December 31, 2023	$(7.3)	$(12.8)	$(13.5)	$(33.6)
Other comprehensive income (loss) before reclassifications	2.8	—	(0.1)	2.7
Amounts reclassified from accumulated other comprehensive loss	0.4	(0.3)	1.2	1.3
Net current-period other comprehensive income (loss)	3.2	(0.3)	1.1	4.0
Balance as of September 30, 2024	$(4.1)	$(13.1)	$(12.4)	$(29.6)
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
16.    Business Segment Information
Our reportable segments reflect the manner in which our business is managed and our resources are allocated. Our operations are divided into two primary reportable segments, the Columbia Operations and the NIPSCO Operations segments. Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. (a holding company that owns Columbia of Kentucky, Columbia of Maryland, Columbia of Ohio, Columbia of Pennsylvania, and Columbia of Virginia). Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations includes the results of NIPSCO Holdings I and its majority-owned subsidiaries, including NIPSCO, which has regulated gas and electric operations in northern Indiana.

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

Three Months Ended September 30, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$484.9	$787.0	$1,271.9
Intersegment Revenue	3.3	0.3	3.6
Total Operating Revenue	$488.2	$787.3	$1,275.5

Cost of energy	58.5	135.2	193.7
O&M	212.8	215.1	427.9
Depreciation	112.7	185.3	298.0
Total other taxes	52.0	19.1	71.1
Other segment items(1)	0.1	—	0.1
Operating Income	$52.1	$232.6	$284.7
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Three Months Ended September 30, 2024
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$423.4	$652.6	$1,076.0
Intersegment Revenue	3.3	0.3	3.6
Total Operating Revenue	426.7	652.9	1,079.6

Cost of energy	34.2	131.7	165.9
O&M	202.9	177.7	380.6
Depreciation	103.0	156.8	259.8
Total other taxes	45.4	15.4	60.8
Operating Income	$41.2	$171.3	$212.5

Nine Months Ended September 30, 2025
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$2,326.7	$2,409.0	$4,735.7
Intersegment Revenue	10.0	0.8	10.8
Total Operating Revenue	$2,336.7	$2,409.8	$4,746.5

Cost of energy	548.7	554.3	1,103.0
O&M	663.5	628.1	1,291.6
Depreciation	332.6	492.5	825.1
Total other taxes	171.4	55.7	227.1
Other segment items(1)	0.4	0.7	1.1
Operating Income	$620.1	$678.5	$1,298.6
(1)Other segment items consists of Loss on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended September 30, 2024
(in millions)	Columbia Operations	NIPSCO Operations	Total of Reportable Segments
Operating Revenues
External Revenue	$1,864.5	$2,002.2	$3,866.7
Intersegment Revenue	9.6	0.8	10.4
Total Operating Revenue	1,874.1	2,003.0	3,877.1

Cost of energy	319.3	436.3	755.6
O&M	604.9	556.5	1,161.4
Depreciation	300.6	432.5	733.1
Total other taxes	149.5	47.8	197.3
Other segment items(1)	—	(0.1)	(0.1)
Operating Income	$499.8	$530.0	$1,029.8
(1)Other segment items consists of (Gain) on Sale or Impairment of Assets and other segment income or expenses deemed insignificant which are used to reach our measurement of segment profit or loss, Operating Income.

The following table provides information about the assets of our reportable segments included in the Condensed Consolidated Balance Sheets (unaudited):

(in millions)	September 30, 2025	December 31, 2024
Assets
Columbia Operations	$15,267.9	$14,769.5
NIPSCO Operations	17,834.8	15,823.5
Corporate and Other	1,300.2	1,195.1
Consolidated Assets	$34,402.9	$31,788.1

To reconcile the segment tables above to consolidated NiSource:

Three Months Ended September 30, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,275.5	$151.8	$(154.2)	$1,273.1
Operating Income	284.7	12.8	—	297.5

Three Months Ended September 30, 2024
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$1,079.6	$145.9	$(149.2)	$1,076.3
Operating Income	212.5	5.8	—	218.3

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Nine Months Ended September 30, 2025
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$4,746.5	$441.8	$(449.0)	$4,739.3
Operating Income	1,298.6	21.2	—	1,319.8

Nine Months Ended September 30, 2024
(in millions)	Total Reportable Segments	Corporate and Other	Eliminations	Consolidated NiSource
Total Operating Revenue	$3,877.1	$425.1	$(434.9)	$3,867.3
Operating Income	1,029.8	8.9	—	1,038.7
17.     Other, Net
The following table displays the components of Other, Net included on the Condensed Statements of Consolidated Income (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest income	$3.8	$3.4	$7.3	$7.8
AFUDC equity	8.5	32.1	26.3	56.7
Pension and other postretirement non-service cost	(5.7)	(5.9)	(11.1)	(10.2)
Tax penalties	5.3	(0.5)	(3.9)	(0.5)
Miscellaneous	(2.0)	0.1	(2.4)	(2.4)
Total Other, net	$9.9	$29.2	$16.2	$51.4

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

18.     Supplemental Disclosures of Cash Flow Information
The following table displays the components of Working Capital on the Condensed Statements of Consolidated Cash Flows (unaudited):

	Nine Months Ended September 30,
(in millions)	2025	2024
Accounts receivable	$263.3	$290.0
Inventories	(86.2)	101.3
Accounts payable	(223.5)	(182.6)
Customer deposits and credits	4.6	(32.8)
Taxes accrued	7.3	(31.0)
Interest accrued	40.9	11.0
Exchange gas receivable/payable	59.8	(161.6)
Other accruals	(20.4)	(17.8)
Prepayments and other current assets	(45.4)	(61.2)
Accrued compensation and employee benefits	(26.4)	(1.1)
Total change in working capital	$(26.0)	$(85.8)

	Nine Months Ended September 30,
(in millions)	2025	2024
Non-cash transactions:
Capital expenditures included in current liabilities	$408.2	$348.0
Dividends declared but not paid	137.4	125.3

ITEM 1. FINANCIAL STATEMENTS (continued)
NiSource Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
19.    Subsequent Event
Minority Equity Interest Sale

On October 28, 2025, NiSource issued a 19.9% indirect equity interest in NiSource’s wholly-owned subsidiary GenCo to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P., affiliates of Blackstone (collectively, “Investor”), in exchange for $35.2 million. On October 28, 2025, simultaneously with issuance of the 19.9% indirect equity interest in GenCo, Investor, Generation Holdings I, Generation Holdings II and NiSource entered into an Amended and Restated Limited Liability Company Agreement of Generation Holdings II (the “LLC Agreement”).

The LLC Agreement establishes, among other things, governance rights, exit rights, requirements for additional capital contributions, mechanics for distributions, and other arrangements for Generation Holdings II. Specifically, under the terms of the LLC Agreement, Investor will provide up to $1.325 billion in additional capital contributions over a seven-year period, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof. Under the LLC Agreement, Investor is entitled to appoint two directors to the board of directors of Generation Holdings II (the “Board”) so long as Investor (together with any approved affiliate) holds at least a 17.5% Percentage Interest (as defined in the LLC Agreement). Investor is expected to appoint two directors to the Board, such that the Board will be comprised of seven directors, two appointed by Investor and five appointed by NiSource. The LLC Agreement also contains certain investor protections, including, among other things, requiring Investor approval for Generation Holdings II to take certain major actions. In addition, the LLC Agreement contains certain terms surrounding transfer rights and other obligations applicable to both Investor and NiSource. Under the LLC Agreement, Generation Holdings II has agreed that, so long as Investor holds a 14.9% or greater Percentage Interest in Generation Holdings II, Generation Holdings II, NIPSCO Holdings II (as defined below) and/or their respective subsidiaries will be the exclusive vehicles for all power, storage and generation requirements for data center customers within NIPSCO’s service territory.

On October 28, 2025, the members of NIPSCO Holdings II entered into a Third Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II (the "Amended LLC Agreement"), which, among other changes, increased the amount and time period for additional mandatory capital contributions required to be contributed by Investor by $175 million and seven years, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof, and amended certain provisions to facilitate NIPSCO Holdings II and its subsidiaries’ provision of electric service to data center customers (and related activities) and their related contracts and arrangements with Generation Holdings II and its subsidiaries.

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

We are an energy holding company under the Public Utility Holding Company Act of 2005 whose utility subsidiaries are fully regulated natural gas and electric utility companies serving customers in six states. We generate substantially all of our operating income through these rate regulated businesses. Our businesses are summarized for financial reporting purposes into two primary reportable segments: Columbia Operations and NIPSCO Operations. Refer to ''Note 16, "Business Segment Information," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for further discussion of our business segments.

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

Data Center Contract and Strategy:

Data Center Contract
On September 18, 2025, NIPSCO entered into an agreement (the “Data Center Contract”) with a wholly-owned subsidiary of a large publicly traded company (the “Customer”), under which NIPSCO will provide electricity to Customer’s data centers. Under the Data Center Contract, which is subject to IURC approval, NIPSCO will provide electric service to the Customer pursuant to a capacity commitment beginning in 2027 and increasing annually to 2,400 MW by the end of 2032 and will construct up to 3,000 MW of dispatchable generation to provide such electric service. The Data Center Contract’s initial term ends 15 years after the initial energization of Customer’s initial data center. Starting January 1, 2027, Customer will regularly pay NIPSCO a fixed capacity charge and certain pass-through charges. The Customer’s publicly traded, investment-grade parent company has guaranteed the Customer’s payment obligations. These charges are structured to provide us with a return of our invested capital over the fifteen-year initial term. In addition, the Data Center Contract contains provisions for adjustment of the charges designed to provide us with an unlevered internal rate of return on our invested capital over the initial term within a defined range, which we expect over the life of the Data Center Contract to result in an overall realized return greater than that of NIPSCO’s current electric operations, driven by execution and financing. Our realized return may be impacted by factors such as construction costs, operating performance, financing costs and other variables. NIPSCO will also propose to the IURC a mechanism to pass savings back to retail customer for use of the existing system which is expected to begin in 2027. Refer to Part II, Item 1A, “Risk Factors” for a discussion of certain of these factors and other risks relating to the Data Center Contract.

In order to meet demand under the Data Center Contract, NIPSCO plans to enter into a PPA with GenCo, which is subject to IURC approval and which is expected to contain terms and provisions substantially similar to the Data Center Contract, such that economic benefits (except savings that are expected to be passed to retail customers as described above) and obligations of the Data Center Contract as they relate to the Generation Assets (as defined below) are expected to be borne by GenCo and NiSource, as GenCo’s ultimate parent company, rather than NIPSCO.

GenCo plans to construct 400 MW of new battery storage and a new power generation facility consisting of two 1,300 MW combined-cycle, natural gas-fired turbines, which are expected to reach commercial operation between 2028 and 2032 (such assets, collectively, the “Generation Assets”). GenCo has entered into engineering, procurement and construction contracts (the “EPC Contracts”), and certain equipment supply contracts, including a contract to acquire turbines, with respect to the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

construction of the Generation Assets. The aggregate cost of the Generation Assets, together with the cost to develop related transmission infrastructure (collectively, the “Contract Assets”), is currently estimated to be approximately $7 billion. The EPC Contracts provide certain protections against cost overruns, and any excess costs with respect to the EPC Contracts beyond those protections, or arising apart from the EPC Contracts are, unless otherwise agreed by the parties, shared by Customer and NIPSCO (for transmission) and GenCo (for generation). If the Contract Assets are delivered into service late or do not achieve certain performance-related milestones, Customer is entitled to liquidated damages, subject to a cap and offset against the regular charges paid by the Customer.

Either party may terminate the Data Center Contract upon certain defaults or failure to obtain necessary related approvals from the IURC and FERC. Customer may terminate the Data Center Contract for convenience following certain notice periods and also has a one-time option (exercisable no later than March 31, 2029) to halve the committed capacity under the Data Center Contract to 1,200 MW commencing January 31, 2032. If Customer terminates for convenience, exercises its reduction option or defaults, NIPSCO or its affiliates will be reimbursed for investment costs, subject to agreed caps based on cost estimates by year as of signing. NIPSCO’s aggregate liability, including liquidated damages, is subject to a cap.

NIPSCO’s and GenCo’s operations under the Data Center Contract will be regulated by the IURC in a different way from the regulatory mechanisms applicable to NIPSCO’s historical operations. The terms of the Data Center Contract were determined by commercial negotiation with the Customer. These terms include the charges we receive from the Customer and provisions that may result in adjustments to such charges, including those relating to certain liquidated damages that we may owe Customer in the event of construction delays or capacity shortfalls, the parties’ responsibility to share cost overruns, certain changes in law and force majeure events. The IURC will not regulate the commercial terms of the Data Center Contract; however, the IURC will maintain oversight under the Data Center Contract to ensure NIPSCO provides reliable service to the Customer at just and reasonable rates. In order to recover our investment costs and earn our return under the Data Center Contract, our subsidiaries must efficiently perform their own obligations and must look to the Customer (or its parent guarantor) to perform its obligations, rather than the IURC making use of its traditional rate-making process. In addition, under the Data Center Contract, NIPSCO has direct contractual obligations to the Customer to, among other things, construct the Contract Assets and deliver committed electric capacity in fixed amounts by certain dates.

Data Center Strategy
We continue to experience strong demand from potential data center customers in our northern Indiana service territory and are engaged in negotiations with potential counterparties. Through certain of our subsidiaries, we have entered into certain construction and equipment supply contracts in relation to additional generation and transmission assets that may be used to serve potential future data center customers. As we continue to evaluate our potential data center opportunities, we will continue to focus on the community, financial, operational and regulatory factors that must be managed effectively in order to succeed with our data center strategy. We believe data center development can enhance our local tax base, diversify the employment base across the state of Indiana, and provide greater value to existing customers and shareholders. We continually evaluate ways to effectively manage the potential power demand, generation sources, and transmission capabilities to meet potential further load growth from additional data center customers, while at the same time focusing on our environmental goals.

In order to perform under any further data center contracts, we expect that we would need to develop additional generation and transmission assets and obtain additional financing in connection with such development. For these and other reasons, our ability to successfully execute our data strategy is subject to a number of risks and uncertainties. Refer to Part II, Item 1A, “Risk Factors” for a discussion of certain risks relating to our data center strategy.

Energy Transition: We continue to advance our energy transition strategy, primarily through the continuation and enhancement of existing programs, such as implementing our plan to retire and replace remaining coal-fired electric generation by 2028 with a balanced mix of low- or zero-emission electric generation, ongoing pipe replacement and modernization programs, and deployment of advanced leak detection and repair. Our electric generation transition, initiated through our 2018 Integrated Resource Plan ("2018 Plan") is well underway, and we are continually adjusting to the dynamic energy landscape. As of September 30, 2025, we have placed in service owned renewable and storage projects with combined nameplate capacities of 1,950 MW and 101 MW respectively. Renewable PPA projects with a combined nameplate capacity of 1,000 MW have also been placed in service. In addition, a renewable BTA project with a nameplate capacity of 200 MW, and a renewable PPA project with a nameplate capacity of 195 MW were under development as of September 30, 2025, all of which have received IURC approval. For additional information, see Note 14, "Other Commitments and Contingencies - D. Other Matters". We are continuing to evaluate the development of federal and state executive orders, or other regulatory actions, with respect to our generation transition plans. Absent a directive to remain open, we remain on track to retire R.M. Schahfer's remaining two

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

coal units by the end of 2025. We are taking steps to be prepared to respond to any executive order or regulatory action to the contrary. For additional information, see "Results and Discussion of Operations - NIPSCO Operations," in this Management's Discussion, and see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

NIPSCO's 2021 Integrated Resource Plan ("2021 Plan") lays out a timeline to retire the Michigan City Generating Station by the end of 2028. The 2021 Plan calls for the replacement of the retiring units with a diverse portfolio of resources including demand side management resources, incremental solar, stand-alone energy storage and upgrades to existing facilities at the Sugar Creek Generating Station, among other steps. Additionally, the 2021 Plan calls for a new natural gas peaking facility to replace existing vintage gas peaking facilities at the R.M. Schahfer Generating Station to support system reliability and resiliency, and upgrades to the electric transmission system. Following approval by the IURC in October 2024, the construction of a new 400 MW natural gas peaking generation facility is underway, which is expected to support the planned retirement of the existing vintage gas peaking facilities by the end of 2028. Final retirement dates for these units, as well as Michigan City, will be subject to MISO approval.

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

Transformation: Our enterprise-wide transformation roadmap focuses on operational excellence, safety, operation and maintenance management, and unlocking efficiencies. We are committed to identifying and implementing initiatives that will enable us to streamline work and improve logistics company-wide. These efforts include investments in proven technologies backed with standardized processes that will change the way we plan, schedule, and execute work in the field and how we engage and provide service to our customers. Taken together, all of our optimization initiatives will prioritize safety and continue to optimize our long-term growth profile. Completing the first major milestone of our enterprise-wide transformation roadmap, we concluded all three phases of a WAM ERP program. Phase one of the program implemented the solution within our electric and transmission operations, while the second phase of the program included all gas distribution operations across our operating territories. The third and final phase incorporated our generation assets. This ERP system optimizes the scheduling, dispatch, and execution of our field operations. We will now proceed as planned with our enterprise transformation roadmap by focusing on our customer technology platforms. In addition to transforming technology to enhance our employee and customer experiences, we believe these programs will also ensure we remain on modern systems that help reduce enterprise risk related to end-of-life systems.

Economic Environment: We continue to monitor risks related to order and delivery lead times for construction and other materials, potential unavailability of materials due to global shortages in raw materials, and decreased construction labor productivity in the event of disruptions in the availability of materials. We continue to experience elevated material and supply costs in certain product sourcing categories driven by increased demand and tariffs. To the extent that work plan delays occur or our costs increase, our business operations, results of operations, cash flows, and financial condition could be materially adversely affected.
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
Summary of Consolidated Financial Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
Operating Revenues	$1,273.1	$1,076.3	$196.8	$4,739.3	$3,867.3	$872.0
Operating Expenses
Cost of energy	193.6	165.9	(27.7)	1,102.9	755.6	(347.3)
Other Operating Expenses	782.0	692.1	(89.9)	2,316.6	2,073.0	(243.6)
Total Operating Expenses	975.6	858.0	(117.6)	3,419.5	2,828.6	(590.9)
Operating Income	297.5	218.3	79.2	1,319.8	1,038.7	281.1
Total Other Deductions, Net	(169.9)	(105.4)	(64.5)	(435.5)	(328.8)	(106.7)
Income Taxes	20.6	15.9	(4.7)	150.1	109.5	(40.6)
Net Income	107.0	97.0	10.0	734.2	600.4	133.8
Net income attributable to noncontrolling interest	12.3	11.3	(1.0)	62.5	63.9	1.4
Net Income Attributable to NiSource	94.7	85.7	9.0	671.7	536.5	135.2
Preferred dividends and redemption premium	—	—	—	—	(20.7)	20.7
Net Income Available to Common Shareholders	94.7	85.7	9.0	671.7	515.8	155.9
Earnings Per Share
Basic Earnings Per Share	$0.20	$0.19	$0.01	$1.42	$1.15	$0.27
Diluted Earnings Per Share	$0.20	$0.19	$0.01	$1.42	$1.14	$0.28
The majority of the costs of energy in both segments are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in operating revenues.
The increase in net income available to common shareholders for the three and nine months ended September 30, 2025 was primarily due to higher revenues driven by our capital investments, partially offset by higher operating expenses, including increased operation and maintenance expense and depreciation expense attributed to our net plant balances, as well as increased interest expense.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.

RESULTS AND DISCUSSION OF SEGMENT OPERATIONS

Presentation of Segment Information
Columbia Operations aggregates the results of the fully regulated and wholly owned subsidiaries of NiSource Gas Distribution Group, Inc. Each Columbia distribution company is an operating segment which we aggregate to form the Columbia Operations reportable segment. NIPSCO Operations aggregates the results of NIPSCO Holdings I, and its majority-owned subsidiaries, including NIPSCO, which has both regulated gas and electric operations in northern Indiana. The remainder of our operations, which are not significant enough on a stand-alone basis to warrant treatment as a reportable segment, are presented as "Corporate and Other" within the Notes to the Condensed Consolidated Financial Statements (unaudited) and primarily are comprised of interest expense on holding company debt, and unallocated corporate costs and activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
Financial and operational data for the Columbia Operations segment for the three and nine months ended September 30, 2025 and 2024 are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
Operating Revenues	$488.2	$426.7	$61.5	$2,336.7	$1,874.1	$462.6
Operating Expenses
Cost of energy	58.5	34.2	(24.3)	548.7	319.3	(229.4)
Operation and maintenance	212.8	202.9	(9.9)	663.5	604.9	(58.6)
Depreciation and amortization	112.7	103.0	(9.7)	332.6	300.6	(32.0)
Loss on sale of assets, net	0.1	—	(0.1)	0.4	—	(0.4)
Other taxes	52.0	45.4	(6.6)	171.4	149.5	(21.9)
Total Operating Expenses	436.1	385.5	(50.6)	1,716.6	1,374.3	(342.3)
Operating Income	$52.1	$41.2	$10.9	$620.1	$499.8	$120.3
Revenues
Residential	$329.9	$299.2	$30.7	$1,590.0	$1,303.4	$286.6
Commercial	95.8	79.2	16.6	531.6	402.4	129.2
Industrial	36.2	32.3	3.9	122.5	106.0	16.5
Off-System	13.8	7.2	6.6	58.9	30.5	28.4
Wholesale and Other	12.5	8.8	3.7	33.7	31.8	1.9
Total	$488.2	$426.7	$61.5	$2,336.7	$1,874.1	$462.6
Sales and Transportation (MMDth)
Residential	8.3	8.3	—	119.1	102.0	17.1
Commercial	12.9	12.2	0.7	95.6	85.0	10.6
Industrial	72.3	70.9	1.4	207.9	207.9	—
Off-System	6.1	4.6	1.5	20.7	17.8	2.9
Wholesale and Other	—	—	—	0.2	0.2	—
Total	99.6	96.0	3.6	443.5	412.9	30.6
Heating Degree Days(1)	27	28	(1)	3,191	2,659	532
Normal Heating Degree Days(1)	47	53	(6)	3,214	3,310	(96)
% Warmer than Normal	(43)%	(47)%		(1)%	(20)%
% (Warmer) Colder than prior year	(4)%			20%
Columbia Operations Customers
Residential				2,215,788	2,202,206	13,582
Commercial				187,005	186,087	918
Industrial				1,976	1,975	1
Other				6	4	2
Total				2,404,775	2,390,272	14,503
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations
The underlying reasons for changes in our operating revenues for the three and nine months ended September 30, 2025 compared to the same period in 2024 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2025 vs 2024	Nine Months Ended September 30, 2025 vs 2024
New rates from base rate proceedings and regulatory capital programs	$31.0	$139.3
The effects of weather in 2025 compared to 2024	0.2	37.9
The effects of customer growth	1.2	4.3
The effects of customer usage	0.9	(6.7)
Other	(1.1)	(0.3)
Change in operating revenues (before cost of energy and other tracked items)	$32.2	$174.5
Operating revenues offset in operating expense
Higher cost of energy billed to customers	24.2	229.3
Higher tracker deferrals within operation and maintenance, depreciation, and tax	5.1	58.8
Total change in operating revenues	$61.5	$462.6
Weather
In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal heating degree days, net of weather and revenue normalization mechanisms. Our composite heating degree days reported do not directly correlate to the weather-related dollar impact on the results of Columbia Operations. Heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when and where they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite heating degree day comparison.
Sales
The increase in total volumes for the nine months ended September 30, 2025, compared to the same period in 2024, is primarily attributable to increased usage by residential and commercial customers as a result of colder weather.
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
The underlying reasons for changes in our operating expenses for the three and nine months ended September 30, 2025 compared to the same period in 2024 are presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Columbia Operations

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2025 vs 2024	Nine Months Ended September 30, 2025 vs 2024
Higher depreciation and amortization expense	$(9.7)	$(32.0)
Higher employee and administrative related expenses	(5.1)	(15.7)
Higher property tax	(5.0)	(9.8)
Other	(1.5)	3.3
Change in operating expenses (before cost of energy and other tracked items)	$(21.3)	$(54.2)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(24.2)	(229.3)
Higher tracker deferrals within operation and maintenance, depreciation, and tax	(5.1)	(58.8)
Total change in operating expense	$(50.6)	$(342.3)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
Financial and operational data for the NIPSCO Operations segment, which services both gas and electric customers, for the three and nine months ended September 30, 2025 and 2024 are presented below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
NIPSCO Operations
Operating Revenues	$787.3	$652.9	$134.4	$2,409.8	$2,003.0	$406.8
Operating Expenses
Cost of energy	135.2	131.7	(3.5)	554.3	436.3	(118.0)
Operation and maintenance	215.1	177.7	(37.4)	628.1	556.5	(71.6)
Depreciation and amortization	185.3	156.8	(28.5)	492.5	432.5	(60.0)
Loss on impairment of assets	—	—	—	0.7	—	(0.7)
Gain on sale of assets	—	—	—	—	(0.1)	(0.1)
Other taxes	19.1	15.4	(3.7)	55.7	47.8	(7.9)
Total Operating Expenses	554.7	481.6	(73.1)	1,731.3	1,473.0	(258.3)
Operating Income	$232.6	$171.3	$61.3	$678.5	$530.0	$148.5

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
NIPSCO Electric
Revenues
Residential	$255.6	$197.9	$57.7	$588.1	$498.6	$89.5
Commercial	211.5	172.7	38.8	533.3	470.0	63.3
Industrial	156.9	125.1	31.8	434.1	361.1	73.0
Wholesale and Other	34.3	43.4	(9.1)	97.7	112.6	(14.9)
Total	$658.3	$539.1	$119.2	$1,653.2	$1,442.3	$210.9
Sales (GWh)
Residential	1,115.2	1,079.4	35.8	2,729.9	2,673.1	56.8
Commercial	1,040.2	1,044.7	(4.5)	2,821.7	2,850.3	(28.6)
Industrial	2,158.2	2,106.3	51.9	6,328.2	5,884.1	444.1
Wholesale and Other	328.2	327.7	0.5	794.9	818.1	(23.2)
Total	4,641.8	4,558.1	83.7	12,674.7	12,225.6	449.1
Cooling Degree Days	640	556	84	941	882	59
Normal Cooling Degree Days	588	590	(2)	852	838	14
% Warmer (Colder) than Normal	9%	(6)%		10%	5%
% Warmer than prior year	15%			7%
NIPSCO Electric Customers
Residential				432,889	429,382	3,507
Commercial				59,540	59,056	484
Industrial				2,103	2,116	(13)
Wholesale and Other				705	709	(4)
Total				495,237	491,263	3,974

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Favorable (Unfavorable)	2025	2024	Favorable (Unfavorable)
NIPSCO Gas
Revenues
Residential	$73.7	$66.8	$6.9	$487.5	$357.5	$130.0
Commercial	32.6	28.5	4.1	183.4	134.0	49.4
Industrial	19.7	16.4	3.3	73.7	56.3	17.4
Other	3.0	2.1	0.9	12.0	12.9	(0.9)
Total	$129.0	$113.8	$15.2	$756.6	$560.7	$195.9
Sales and Transportation Volumes (MMDth)
Residential	3.6	3.5	0.1	44.9	39.1	5.8
Commercial	4.7	4.9	(0.2)	32.3	29.2	3.1
Industrial	62.2	60.5	1.7	200.5	192.3	8.2
Total	70.5	68.9	1.6	277.7	260.6	17.1
Heating Degree Days	46	33	13	3,721	3,127	594
Normal Heating Degree Days	71	79	(8)	3,790	3,860	(70)
% Warmer than Normal	(35)%	(58)%		(2)%	(19)%
% (Warmer) Colder than prior year	39%	(44)%		19%	(6)%
NIPSCO Gas Customers
Residential				804,777	797,711	7,066
Commercial				66,579	66,251	328
Industrial				2,683	2,739	(56)
Total				874,039	866,701	7,338
Comparability of operation and maintenance expenses and depreciation and amortization may be impacted by regulatory and depreciation trackers that allow for the recovery in rates of certain costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations
The underlying reasons for changes in our operating revenues for the three and nine months ended September 30, 2025 compared to the same period in 2024 are presented below.

	Favorable (Unfavorable)
Changes in Operating Revenues (in millions)	Three Months Ended September 30, 2025 vs 2024	Nine Months Ended September 30, 2025 vs 2024
New rates from base rate proceedings, regulatory capital and DSM programs	$110.7	$217.6
The effects of weather in 2025 compared to 2024	11.9	42.5
The effects of customer growth	3.5	9.5
Renewable JV revenue, fully offset by JV operating expense and noncontrolling interest net income (loss)	(4.2)	(11.4)
The effects of customer usage	(6.5)	(2.1)
Other	(0.5)	(1.6)
Change in operating revenues (before cost of energy and other tracked items)	$114.9	$254.5
Operating revenues offset in operating expense
Higher cost of energy billed to customers	3.5	118.0
Higher tracker deferrals within operation and maintenance, depreciation and tax	16.0	34.3
Total change in operating revenues	$134.4	$406.8
Weather
The results of operations for the NIPSCO Operations segment include income from both electric and gas service lines. In general, we calculate the weather-related revenue variance based on changing customer demand driven by weather variance from normal cooling degree days and normal heating degree days, net of NIPSCO Gas' weather normalization mechanism. Our composite cooling and heating degree days reported do not directly correlate to the weather-related dollar impact on the results of NIPSCO Operations. Cooling and heating degree days experienced during different times of the year or in different operating locations may have more or less impact on volume and dollars depending on when they occur. When the detailed results are combined for reporting, there may be weather-related dollar impacts on operations when there is not an apparent or significant change in our aggregated composite cooling and heating degree day comparison.
Sales
The increase in total volumes sold to electric customers for the three months ended September 30, 2025 compared to the same period in 2024 was primarily attributable to increased residential and industrial usage, partially offset by decreased commercial usage. The increase in total volumes sold to electric customers for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily attributable to increased industrial and residential usage due to colder weather and increased customer count, partially offset by decreased commercial and wholesale and other usage
The increase in total volumes sold to gas customers for the three months ended September 30, 2025 compared to the same period in 2024 was primarily attributable to increased usage by industrial customers. The increase in total volumes sold to gas customers for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily attributable to increased usage by industrial and commercial customers, as well as increased residential usage due to colder weather.
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
The underlying reasons for changes in our operating expenses for the three and nine months ended September 30, 2025 compared to the same period in 2024 are presented below.

	Favorable (Unfavorable)
Changes in Operating Expenses (in millions)	Three Months Ended September 30, 2025 vs 2024	Nine Months Ended September 30, 2025 vs 2024
Higher depreciation and amortization expense driven by new base rates	(28.6)	$(60.8)
Higher outside services expenses	(4.0)	(22.0)
Higher employee and administrative expenses	(10.5)	(13.6)
Higher property taxes	(3.0)	(7.5)
Higher JV expenses	(1.5)	(4.9)
(Higher) lower environmental remediation costs	(0.3)	3.0
Other	(5.9)	(1.5)
Change in operating expenses (before cost of energy and other tracked items)	$(53.8)	$(107.3)
Operating expenses offset in operating revenue
Higher cost of energy billed to customers	(3.5)	(118.0)
Higher tracker deferrals within operation and maintenance, depreciation and tax	(15.8)	(33.0)
Total change in operating expense	$(73.1)	$(258.3)
Electric Supply and Generation Transition
NIPSCO continues to execute on an electric generation transition consistent with the 2018 Plan and 2021 Plan and maintained in the 2024 Plan. The 2024 Plan outlines the path to retire the remaining two coal units at R.M. Schahfer by the end of 2025 and the remaining coal-fired generation at Michigan City by the end of 2028, to be replaced by lower-cost, reliable and cleaner options. NIPSCO is continuing to evaluate the development of federal and state executive orders, or other regulatory actions, with respect to its generation transition plans. Absent a directive to remain open, NIPSCO remain on track to retire R.M. Schahfer's remaining two coal units by the end of 2025. NIPSCO is taking steps to be prepared to respond to any executive order or regulatory action to the contrary.
The current replacement plan primarily includes renewable sources of energy, including wind, solar, battery storage, and flexible natural gas resources to be obtained through a combination of NIPSCO ownership and PPAs. NIPSCO has sold, and may in the future sell, renewable energy credits from its renewable generation to third parties to offset customer costs. Since 2020, five PPA projects (two wind and three solar) and eight owned projects (two wind, four solar and two solar plus storage) have been placed into service totaling 3,051 MW of nameplate capacity, including Dunns Bridge II, Fairbanks, Gibson and Appleseed, which were placed into service in January, May, and August 2025, respectively. NIPSCO has executed several PPAs to purchase 100% of the output from renewable generation facilities at a fixed price per MWh. Each facility supplying the energy has an associated nameplate capacity, and payments under the PPAs do not begin until the associated generation facility is placed into service. See "Executive Summary - Energy Transition" in this Management's Discussion for additional information. We expect the Templeton and Carpenter projects to be placed in service between 2025 and 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
NIPSCO Operations

Remaining Renewables Projects	Transaction Type	Technology	Nameplate Capacity (MW)
Templeton	BTA	Wind	200
Carpenter	20 year PPA	Wind	195

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

As discussed above under “Data Center Contract and Strategy,” the aggregate cost of the Contract Assets is currently estimated to be approximately $7 billion. We expect to finance the construction and development of these assets through a combination of funds received under the Data Center Contract and debt, equity financing raised by NiSource and capital contributions from affiliates of Blackstone to NIPSCO Holdings II and Generation Holdings II in connection with such Blackstone affiliates’ minority interest investments in those entities. For additional information on these minority interest investments, refer to Part II, Item 5 (Other Information) and to our Annual Report on Form 10-K for the year ended December 31, 2024, including Note 19 to our Consolidated Financial Statements included therein. In addition, we may consider other funding sources, structures or partnerships as market conditions and strategic considerations evolve. If we enter into additional data center contracts, we expect that we would need to develop additional generation assets and obtain additional financing in connection with such development.

Sources of financing activities for the current year are as follows:
ATM program
•In February 2025, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,000,000 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $40.10 per share. In September 2025 we settled the forward sale agreement in shares for $80.0 million, based on a net price of $40.02 per share.
•In March 2025, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 1,707,320 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $41.00 per share. In September 2025 we settled the forward sale agreement in shares for $69.9 million, based on a net price of $40.92 per share.
•In June 2025, we executed a forward sale agreement, which allowed us to issue a fixed number of shares at a price to be settled in the future. The forward purchaser under our forward sale agreement borrowed 2,518,393 shares from third parties, which the forward purchaser sold, through its affiliated agent, at a weighted average price of $39.71 per share. In September 2025 we settled the forward sale agreement in shares for $99.1 million, based on a net price of $39.36 per share.
•As of September 30, 2025, the ATM program had approximately $47.5 million of capacity available.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
•On August 15, 2025, we repaid $1,250.0 million of 0.95% senior unsecured notes at maturity.
See Note 6, "Equity," Note 7, "Short-Term Borrowings," and Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for more information on our financing activities.
Cash Flow Activities
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
(in millions)	2025	2024	Change in 2025 vs 2024
Cash from (used for):
Operating Activities	$1,649.7	$1,241.7	$408.0
Investing Activities	(3,396.6)	(2,414.5)	(982.1)
Financing Activities	1,667.8	(949.5)	2,617.3

Operating Activities
The increase in cash from operating activities was primarily attributable to year over year changes in exchange gas receivables, higher net income before deferred income taxes and depreciation and a reduction in inventory resulting from an elevated rate of withdrawals due to warmer weather in 2025.
Investing Activities
Year over year increase in investing activities was primarily comprised of milestone payments to renewable generation asset developers for certain of our BTA projects and advanced deposits.
We expect to make capital investments totaling $4.0 billion to $4.3 billion during the 2025 period. In addition to ongoing capital expenditures, these capital investments include advanced deposits for project costs as well as milestone payments to the renewable generation asset developers and excludes $400 million to $500 million of capital investments relating to the Data Center Contract. We also expect to invest approximately $21.0 billion during the 2026-2030 period to support our base business (exclusive of investments relating to the Data Center Contract), including capital investments to support our generation transition strategy, and to invest approximately $6.4 billion during that period to develop the Contract Assets in connection with the Data Center Contract, as set forth in the table below. These forecasted capital investments are subject to continuing review and adjustment. Actual capital investments may vary from these estimates.

(in billions)	2026 Estimated	2027 Estimated	2028 Estimated	2029 Estimated	2030 Estimated
Capital Investments (Base Business)	$3.9 - 4.1	$3.7 - 3.9	$3.7 - 3.9	$4.9 - 5.1	$4.3 - 4.5
Capital Investments (Data Center Contract)	$1.2 - 1.4	$1.5 - 1.7	$1.8- 2.0	$1.0 - 1.2	$0.4 - 0.6
Capital Investments (Total)	$5.1 - 5.5	$5.2 - 5.6	$5.5 - 5.9	$5.9 - 6.3	$4.7 - 5.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory Capital Programs. We continue to upgrade and modernize our electric system to enhance safety and reliability by addressing aged infrastructure and deploying advanced grid technologies. We are also upgrading and modernizing our gas infrastructure to enhance safety and reliability by reducing leaks. An ancillary benefit of these programs is the reduction of GHG emissions. In 2025, we continue to move forward on core infrastructure investment programs supported by complementary regulatory and customer initiatives across five states of our operating area.
The following table describes the most recent vintage of our regulatory programs to recover infrastructure replacement and other federally mandated compliance investments:

(in millions)
Company	Program	Capital Investment	Investment Period	Filing Date	Costs Covered(1)
Approved
Columbia of Ohio	IRP - 2025	$978.7	4/21-12/24	2/27/2025	Replacement of hazardous service lines, cast iron, wrought iron, uncoated steel, and bare steel pipe.
Columbia of Ohio	PHMSA IRP - 2025	$78.2	1/23-12/24	2/28/2025	Investments necessary to comply with the PHMSA Mega Rule.
Columbia of Ohio	CEP - 2025	$1,027.8	4/21-12/24	2/27/2025	Assets not included in the IRP or PHMSA IRP.
Columbia of Virginia	SAVE - 2025	$89.0	10/24-12/25	8/15/2024	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2025	$128.5	1/23-12/25	10/15/2024	Replacement of mains and inclusion of system safety investments.
NIPSCO - Electric(2)	TDSIC - 7	$315.6	7/22-3/25	5/27/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization or economic development.
NIPSCO - Electric(3)	GCT - 2	$80.1	11/25-4/26	6/18/2025	New gas peaker generation project costs forecasted through April 2026.
NIPSCO - Gas	TDSIC - 9	$34.0	3/24-3/25	5/23/2025	New or replacement projects undertaken for the purpose of safety, reliability, system modernization, or economic development.
NIPSCO - Gas	FMCA - 4	$9.4	6/24-12/24	2/25/2025	Project costs to comply with federal mandates.
Pending Commission Approval
NIPSCO - Gas	FMCA - 5	$21.9	6/24-6/25	8/27/2025	Project costs to comply with federal mandates.
Columbia of Virginia	SAVE - 2026	$176.1	10/24-12/26	8/12/2025	Replacement projects that (1) enhance system safety or reliability, or (2) reduce, or potentially reduce, greenhouse gas emissions. Includes costs associated with Advanced Leak Detection and Repair.
Columbia of Kentucky	SMRP - 2026	$181.4	1/23-12/26	10/15/2025	Replacement of mains and inclusion of system safety investments.
(1)Programs do not include any costs already included in base rates.
(2)TDISC – 7 was originally filed on May 27, 2025 and refiled on July 2, 2025, due to the Electric Rate Case Order. The refiling adjusted the capital in the tracker to go down from $744.7 million to $315.6 million.
(3)Capital investment is based on a projected amount. The capital investment has not all been incurred to date and represents a forecasted average for the billing period.

NIPSCO Gas filed an FMCA CPCN on April 21, 2025. The petition is seeking recovery of spend incurred related to certain federally mandated Pipeline Safety IV Compliance Plan costs. The request includes $244.1 million of estimated capital, including indirect costs and AFUDC. An order was received on October 22, 2025 granting the CPCN requested.

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

Sources of Liquidity
The following table displays our liquidity position as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
Current Liquidity
Revolving Credit Facility	$1,850.0	$1,850.0
Accounts Receivable Programs(1)	245.0	175.0
Less:
Commercial Paper	1,060.0	604.6
Accounts Receivable Programs Utilized	200.0	—
Letters of Credit Outstanding Under Credit Facility	25.0	9.4
Add:
Cash and Cash Equivalents	95.0	156.6
Net Available Liquidity	$905.0	$1,567.6
(1)Represents the lesser of the seasonal limit or maximum borrowings supportable by the underlying receivables.
Debt Covenants. We are subject to a financial covenant under our revolving credit facility, which requires us to maintain a debt to capitalization ratio that does not exceed 70.0%. As of September 30, 2025, the ratio was 54.7%.
Credit Ratings. The credit rating agencies periodically review our ratings, taking into account factors such as our capital structure and earnings profile. The following table includes our and NIPSCO's credit ratings and ratings outlook as of September 30, 2025. There were no changes to the below credit ratings or outlooks since February 2020.
A credit rating is not a recommendation to buy, sell, or hold securities, and may be subject to revision or withdrawal at any time by the assigning rating organization.

	S&P		Moody's		Fitch
	Rating	Outlook	Rating	Outlook	Rating	Outlook
NiSource	BBB+	Stable	Baa2	Stable	BBB	Stable
NIPSCO	BBB+	Stable	Baa1	Stable	BBB	Stable
Commercial Paper	A-2	Stable	P-2	Stable	F2	Stable
Certain of our subsidiaries have agreements that contain ''ratings triggers'' that require increased collateral if our credit rating or the credit ratings of certain of our subsidiaries are below investment grade. These agreements are primarily for insurance purposes and for the physical purchase or sale of power. As of September 30, 2025, the collateral requirement that would be required in the event of a downgrade below the ratings trigger levels would amount to approximately $141.8 million. In addition to agreements with ratings triggers, there are other agreements that contain ''adequate assurance'' or ''material adverse change'' provisions that could necessitate additional credit support such as letters of credit and cash collateral to transact business.
Equity. Our authorized capital stock consists of 770,000,000 shares, $0.01 par value, 750,000,000 are common stock and 20,000,000 are preferred stock. As of September 30, 2025, 477,136,079 shares of common stock were outstanding and no shares of preferred stock were outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Contractual Obligations. A summary of contractual obligations is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. We will be required to make substantial cash payments under supply and other agreements, including the EPC Contracts, although we may terminate the EPC Contracts for convenience and make associated termination payments if the Data Center Contract is terminated or the underlying assets are not approved by the IURC. The expected payments under the EPC Contracts and other contracts relating to our data center developments and potential future data center developments are included in the estimated amounts set forth in row “Capital Investments (Data Center Contract)” in the table included under “Investing Activities” above. Except for these items and our March and June 2025 debt issuances, there were no additional material changes from year-end during the nine months ended September 30, 2025. Refer to Note 8, "Long-Term Debt," in the Notes to the Condensed Consolidated Financial Statements (unaudited) for additional information regarding the debt issuances. Refer to “Executive Summary - NIPSCO Data Center Contract and Strategy” and Footnote 14, Commitments and Contingencies for additional information regarding the EPC Contracts and equipment supply contracts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters
Rate Case Actions

The following table describes current rate case actions as applicable in each of our jurisdictions net of tracker impacts:

(in millions)
Company	Approved ROE	Requested Incremental Revenue	Approved Incremental Revenue	Filing Date	Rates Effective
Approved Rate Cases
Columbia of Pennsylvania(1)	None specified	$124.1	$74.0	March 15, 2024	December 2024
Columbia of Maryland	9.80%	$10.7	$7.8	September 24, 2024	April 2025
Columbia of Kentucky	9.75%	$23.8	$14.3	May 16, 2024	January 2025
Columbia of Virginia(2)	9.75%	$37.2	$28.2	April 29, 2024	October 2024
Columbia of Ohio	9.60%	$221.4	$68.3	June 30, 2021	March 2023
NIPSCO - Gas(3)	9.75%	$161.9	$120.9	October 25, 2023	August 2024
NIPSCO - Electric(4)	9.75%	$368.7	$257.0	September 12, 2024	July 2025
Pending Rate Cases
Columbia of Pennsylvania(5)	In process	$110.5	In process	March 20, 2025	December 2025
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
(4)New rates were implemented in multiple steps, with implementation of Step 1 rates effective in July 2025 and Step 2 rates effective no later than March 2026.
(5)In October 2025, a Recommended Decision (RD) was issued by the Administrative Law Judges (ALJs) for the PUC to deny the request of Columbia Gas to increase base rates. Alternatively, the ALJs recommended that Columbia Gas be granted a $66.4 million revenue increase, effective for service rendered on and after January 1, 2026. Columbia Gas filed Exceptions to the ALJs’ RD, proposing an increase of at least $74.2 million, effective on and after December 19, 2025. A Final Order from the PUC is expected in the fourth quarter of 2025.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NiSource Inc.
Regulatory, Environmental and Safety Matters

Environmental and Climate Change Issues

On March 12, 2025, the EPA announced it will undertake 31 deregulatory actions to advance the administration’s policy priorities as directed by various executive orders. These actions will address multiple existing water, waste, air and climate regulations including, but not limited to, GHG rules and the Legacy CCR Rule. On July 22, 2025, the EPA proposed a rule that, if finalized, would extend the deadline to submit Part 1 Facility Evaluation Reports from February 2026 to February 2027. On July 29, 2025, the EPA proposed rescinding the 2009 Endangerment Finding, the scientific and legal foundation for federal GHG regulations under the Clean Air Act. NiSource will continue to monitor these matters and assess the impacts to our business as regulations are proposed and finalized, or as otherwise required by law.

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

On June 11, 2025, the EPA proposed to repeal GHG emissions standards for fossil fuel-fired power plants that were finalized by the previous federal administration in May 2024. The proposed repeal would eliminate key requirements from the 2024 Carbon Pollution Standards, including capacity factor thresholds and carbon capture and storage (CCS) mandates. If finalized, this action would remove regulatory constraints that could significantly impact NIPSCO’s planned gas generation, allowing customers to avoid approximately $675 million in additional cost as contemplated through the 2024 NIPSCO IRP.
We also continue to monitor evolving state policies related to GHG emissions from our gas distribution companies. The Climate Solutions Now Act of 2022 requires Maryland to reduce GHG emissions by 60% by 2031 (from 2006 levels), and it requires the state to reach net zero emissions by 2045. The Maryland Department of the Environment ("MDE") adopted a plan to achieve its 2031 goal and is required to adopt a plan for their 2045 net zero goal by 2030. The Act also enacts a state policy to move to broader electrification of both existing buildings and new construction. In December 2024, the MDE issued final Building Energy Performance Standards, which would require net zero direct GHG emissions from large buildings by 2040 with interim targets, or payments of an alternative compliance fee. Under an executive order, Maryland is also developing a Clean Heat Standard and a Zero-Emission Heating Equipment Standard that are intended to transition gas appliances to electric heat pumps. In June 2025, the Public Service Commission ("PSC") issued an order directing its Staff to prepare proposed regulations by December 2025, eliminating Company contributions to main or service extensions to new residential and commercial customers. In August 2025, the PSC instituted formal proceedings to investigate issues pertaining to long-term natural gas company planning practices. One purpose of the proceedings is to ensure that planning is consistent with Maryland's climate goals. Columbia of Maryland cannot predict the final impact of these policies on our business at this time.
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
Interest Rate Risk

We are exposed to interest rate risk as a result of changes in interest rates on borrowings under our revolving credit agreement, commercial paper program, and accounts receivable programs, which have interest rates that are indexed to short-term market interest rates. Based upon average borrowings and debt obligations subject to fluctuations in short-term market interest rates, an increase (or decrease) in short-term interest rates of 100 basis points (1%) would have increased (or decreased) interest expense by $1.8 million and $6.1 million for the three and nine months ended September 30, 2025 and $1.7 million and $6.9 million for the three and nine months ended September 30, 2024, respectively. We are also exposed to interest rate risk as a result of changes in benchmark rates that can influence the interest rates of future long-term debt issuances. From time to time we may enter into forward interest rate instruments to lock in long term interest costs and/ or rates.
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
Other Information
Critical Accounting Estimates

A summary of our critical accounting estimates is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes made as of September 30, 2025.

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
Changes in Internal Controls

During the third quarter, we implemented the second and third phases of our three-phased Enterprise Asset Management ERP program. This implementation reflects our ongoing commitment to streamlining operations and enhancing logistics across the company. While there are inherent risks involved with the implementation of new systems and changes in internal controls associated with the transition to the new system, management believes it is adequately monitoring and managing the transition. Apart from this ERP implementation, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the most recently completed quarter covered by this report.

NiSource Inc.
PART II
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 14, "Other Commitments and Contingencies - B. Legal Proceedings," in the Notes to the Condensed Consolidated Financial Statements (unaudited).
ITEM 1A. RISK FACTORS
Please refer to the risk factors set forth in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. There have been no material changes to such risk factors other than as set forth below.

Our construction of the Contract Assets involves significant risks. Construction delays, cost overruns or performance issues with the Contract Assets could reduce our returns under the Data Center Contract and could require us to obtain additional financing. Any further development of generation and transmission assets in connection with future data center contracts is expected to be subject to similar risks.
We expect to construct, through GenCo, 400 MW of new battery storage and a new power generation facility consisting of two 1,300 MW combined-cycle, natural gas-fired turbines, which are expected to reach commercial operation between 2028 and 2032, as well as related transmission and distribution assets (which will be constructed by NIPSCO). In addition, in order to perform under any further data center contracts, we expect that we will need to develop additional generation and transmission assets. Our return under the Data Center Contract will be, and our return under future data center contract is expected to be, affected by our ability to construct, develop and place into service these assets on time or at all and consistent with initial cost estimates, as well as the performance of these assets once constructed and placed into service.

We have not previously constructed generation assets of the type and scale contemplated by the Data Center Contract. Although we have engaged reputable EPC contractors to manage the construction of these new assets, our ability to complete the construction in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, the receipt, timing and terms of required regulatory approvals, including approvals from the IURC and FERC; the ability of key suppliers and contractors to timely satisfy their obligations under existing or future contracts and in compliance with the terms of such contracts, including the EPC Contracts and equipment supply contracts we have already entered into; the impact of new tariffs, if any, inflation and other trade or economic factors that may impact the cost of supplies and services; changes in law or regulation, including environmental compliance requirements; the availability of and ability of our contractors to hire and retain qualified labor and the cost of such labor; the impact of public health emergencies or natural disasters or other severe weather events; capital market conditions, including the availability of credit and our ability to obtain financing on acceptable terms (as discussed below); charges allocated to us by MISO with respect to these assets; and the impact of public involvement, intervention or litigation. In addition, our ability to complete construction of any additional generation and transmission assets developed to support future data center contracts will be subject to all or most of the foregoing risks.

Under the Data Center Contract, if the Contract Assets are delivered into service late or do not achieve certain other performance-related milestones, Customer is entitled to liquidated damages, which would be offset against NIPSCO’s billings to Customer and reduce the rate of return earned under the Data Center Contract. In addition, our actual costs to construct the Contract Assets may exceed the budget contemplated by the Data Center Contract, which could result from delays in construction or from other factors. Any such cost overruns will need to be funded initially by us, either through our cash flows from operating activities or additional debt or equity financing. Although our EPC contracts provide certain protections against cost overruns under those contracts, and any excess costs not recoverable through the EPC contracts are to be shared by us and Customer, any recoveries from our EPC contractors and/or Customer would occur over an extended period of time. The need for us to fund these expenses in the first instance may reduce our ability to use our operating cash flows for other purposes or may require us to obtain additional debt or equity financing, which may not be available on favorable terms or at all. These costs, if incurred, could negatively impact our return under the Data Center Contract or adversely affect our future results and financial condition. In addition, we expect that construction delays, performance shortfalls or cost overruns in connection with construction of generation and transmission assets supporting any future data center contracts could similarly have a negative effect on our return under such contracts and our financial condition.

We will be required to obtain significant additional financing in order to construct the Contract Assets and any generation or transmission assets we develop to support future data center contracts. Such financing may not be available on favorable terms, if at all.
In order to finance the construction of the Contract Assets, as well as any generation and transmission assets we develop to support future data center contracts, we expect to incur significant additional long-term debt and issue additional equity in NiSource, in addition to the financing we otherwise would seek to support investments in our existing businesses and refinance

ITEM 1A. RISK FACTORS
NiSource Inc.

existing indebtedness. The LLC Agreement and Amended LLC Agreement will allow for additional capital contributions from affiliates of Blackstone to NIPSCO Holdings II and Generation Holdings II in connection with such Blackstone affiliates’ minority interest investments in those entities. In addition, we may consider other funding sources, structures, or partnerships as market conditions and strategic considerations evolve. The amount of additional long-term debt or NiSource equity needed to support construction of the Contract Assets and any generation and transmission assets to support future data center contracts could increase, potentially significantly, from our current expectations if we experience construction delays or cost overruns.

External factors such as inflation, monetary policy or other market conditions could impact our cost of borrowing and could make it more difficult to obtain the financing that is required to construct the Contract Assets on favorable terms, or at all. The issuance of additional debt could negatively impact our credit ratings and overall cost of capital, which could in turn adversely affect our future results and liquidity. In addition, an economic downturn or uncertainty, market turmoil, changes in interest rates, changes in tax policy, challenges faced by financial institutions, or a change in investor sentiment toward us or the utilities industry or the cloud-computing, artificial intelligence and data center industry generally could adversely affect our ability to raise the necessary capital. Reduced access to capital markets, increased borrowing costs, and/or lower equity valuation levels could jeopardize our ability to complete construction of the Contract Assets on-time and within budget, and could reduce future earnings per share and cash flows. In addition, any rise in interest rates may lead to higher borrowing costs, which may adversely impact reported earnings, cost of capital and capital holdings.

Pursuit of our partnership with Customer creates significant opportunity costs and reduces our strategic and financial flexibility in the near term.
We expect to incur significant indebtedness to fund our construction of the Contract Assets. Doing so will reduce our ability to incur further indebtedness to pursue other strategic opportunities, such as partnerships with other large data center customers or strategic mergers and acquisitions, while at the same time maintaining our investment grade credit ratings, which may require us to rely to a greater degree on equity financing in connection with future data center contracts and also may increase our reliance on equity financing for future investments in our existing traditionally regulated utility business, each of which could lead to substantial dilution of our existing shareholders. In addition, our credit rating agencies consider the percentage of our business comprised of traditionally regulated utility operations in their analysis of our credit quality.

In addition to these factors relating to our financing and credit ratings, our partnership with Customer is expected to employ a significant amount of our existing excess transmission infrastructure, which will limit our ability to use these assets for other opportunities, including additional data center opportunities. Furthermore, effectively overseeing the construction and financing of the Contract Assets will require significant time and attention of our management, which could detract from their oversight of our existing business and ability to pursue other strategic opportunities.

The return structure and risk profile of Data Center Contract and related development of the Contract Assets differ from those of NIPSCO’s traditionally regulated utility operations. Any future data center contracts we enter into are expected to have a comparable structure and risk profile.
NIPSCO’s and GenCo’s operations under the Data Center Contract will be, and under future data center contracts are expected to be, regulated by the IURC in a different way from the regulatory mechanisms applicable to NIPSCO’s historical operations, which could affect the manner in which we recover our investment costs and earn a return on our investment. NIPSCO’s electric utility rates historically have been determined and approved in regulatory proceedings with the IURC based on an analysis of NIPSCO’s costs to provide utility service and a return on, and recovery of, NIPSCO’s investment in the utility business. Through the IURC rate-making process, retail rates may be adjusted over time, and NIPSCO may request additional revenue, in order to cover ongoing costs and investment and earn an adequate return.

In contrast, the terms of the Data Center Contract were, and the terms of any future data center contracts will be, determined by commercial negotiation with Customer. In the case of the Data Center Contract, these terms include the charges that we receive from Customer, which are designed to allow us to recover the costs that we incur to construct and operate the Contract Assets and earn a return, and provisions that may result in adjustments to those charges such as, among other factors, those relating to certain liquidated damages that we may owe Customer in the event of construction delays or capacity shortfalls and the parties’ responsibility to share cost overruns, among other provisions. These terms do not guarantee a specific overall rate of return, and the overall return we earn under the Data Center Contract may ultimately be lower than that of NIPSCO’s traditional utility operations. The IURC will not regulate the commercial terms of the Data Center Contract and is not expected to regulate the commercial terms of any future data center contracts; however, the IURC is expected to maintain oversight under the Data Center Contract and any future data center contracts to ensure NIPSCO provides reliable service to Customer and any future data center customers at just and reasonable rates. In order to recover our investment costs and earn our return under the Data Center Contract and any future data center contracts, our subsidiaries must efficiently perform their own obligations and must look to the Customer or future customers (or, if applicable, any parent guarantor) to perform its obligations, rather than the IURC making use of its traditional rate-making process. In addition, under the Data Center Contract, NIPSCO has direct contractual obligations to the Customer to, among other things, construct the Contract Assets and deliver committed electric

ITEM 1A. RISK FACTORS
NiSource Inc.

capacity in fixed amounts by certain dates. We expect our subsidiaries to have similar contractual obligations to customers in connection with any future data center contracts. If disputes arise with data center customers, including the Customer, regarding provisions of a data center contract, including the Data Center Contract, or payments to be made or actions to be taken thereunder, we may be significantly disadvantaged as a result of, among other factors, the significance of such contracts to us and the greater resources (financial and otherwise) available to the relevant customer. Any dispute or litigation with a data center customer, including the Customer, could create significant demands on the attention of management and result in significant costs to us.

In addition, the IURC, through its review and approval of the Data Center Contract and PPA between NIPSCO and GenCo, will have ultimate authority over the implementation of these agreements. In this context, we will need to continuously assess the applicability of ASC Topic 980 over the life of the Data Center Contract. It is possible that significant construction overruns, capacity shortfalls or other events that could result in NIPSCO or GenCo owing liquidated damages could either preclude ongoing application of ASC Topic 980 or result in an immediate disallowance and impairment of the Contract Assets. In addition, early termination of the Data Center Contract, could result in such impairment and discontinuation of application of ASC Topic 980, unless the Contract Assets can be used to support new or existing customers. If we incur significant costs that we are not able to recover from Customer (for example, greater than expected purchases of market capacity or operations and maintenance costs significantly exceeding those contemplated by the Data Center Contract), this also could discontinue the application of ASC Topic 980 to the Data Center Contract and the Contract Assets. We expect any future data center contracts will be subject to comparable risks.

Our partnership with Customer exposes us to significant customer concentration risk.
Customer will be a significant customer of our electric utility operations. For example, the generating capacity of the Contract Assets, when fully delivered into service, is expected to be approximately equivalent to the generating capacity of all NIPSCO’s existing generating assets. However, Customer has the right to terminate the Data Center Contract for convenience following certain notice periods. If Customer terminates or defaults under the Data Center Contract or elects not to renew the Data Center Contract after the initial term, we may not be able to replace Customer’s demand or otherwise fully utilize the assets constructed in connection with the Data Center Contract. We also may not receive the same level of return with respect to any alternative use.

In addition, Customer has a one-time option (exercisable no later than March 31, 2029) to halve committed capacity under the Data Center Contract to 1,200 MW commencing January 31, 2032. If Customer elects to reduce the committed capacity under the Data Center Contract or to terminate the Data Center Contract during its initial term, we will not receive the full earnings we expect to receive over the life of the Data Center Contract. Although the Data Center Contract provides for reimbursement for our investment in the Contract Assets and related expenses in the event of a reduction in the committed capacity or early termination, the amount of any reimbursement is capped under the Data Center Contract, with the amount of the caps being based on cost estimates determined as of signing. Furthermore, our ability to collect any reimbursable amounts will depend upon the willingness and ability of the Customer or its parent guarantor to satisfy their payment obligations under the Data Center Contract and related guarantee. Accordingly, we may not be able to recover our full investment, which may adversely affect our future results and financial condition.

Any of the above outcomes could adversely affect our future results, financial conditions and results of operations. Termination of the Data Center Contract during its initial term or exercise by Customer of its one-time option to reduce capacity also may cause us reputational harm, which could, among other things, negatively affect our ability to source and execute contracts with additional data center customers.

Many factors, including those outside our and Customer’s control, could cause Customer to exercise its one-time option to reduce the committee capacity under the Data Center Contract or terminate the Data Center Contract during the initial term. Such factors include, for example: (i) construction delays, cost overruns or capacity shortfalls that occur in connection with our construction of the Contract Assets, (ii) similar problems that Customer may encounter in connection with constructing its data centers, (iii) any decrease or lessening of current cloud-computing or artificial intelligence demand trends or a change in the current supportive legal and regulatory environment (in Northern Indiana or elsewhere) with respect to cloud-computing or artificial intelligence, as well as other factors, which could negatively impact the demand for data centers, (iv) technological or other advances impacting the design and operation of data centers, which could reduce the amount of electricity needed to power data centers and (v) competing energy technologies could become a preferred source of energy for powering data centers.

Any future data center contracts our subsidiaries enter into may contain termination and/or capacity reduction provisions and related reimbursement comparable to the Data Center Contract, exposing us to risks comparable to those described above (the significance of which will be affected by the relative size of any such contract and the costs we incur to develop resources supporting such contract).

ITEM 1A. RISK FACTORS
NiSource Inc.

In addition, as a result of the Data Center Contract, and any further agreements we may sign with data center companies, our stock price may experience increased volatility as a result of factors outside our control. For example, our stock price may be negatively affected as a result of any actual or perceived slowdown in the adoption of artificial intelligence technology, the regulation or proposed regulation of such technology, or actual or perceived changes in the strategic or financial position of our data center customers.

The long-term MISO capacity accreditation of capacity resources is uncertain. If the capacity resources that we construct to serve Customer or any future data center customers lose accreditation, we would need to construct additional generation assets to fulfill our obligations to such customers.
In recent years, MISO has implemented new capacity accreditation rules and continues to put forth new plans and proposals relating to its accreditation requirements. Recent MISO accreditation changes have affected both natural gas and battery storage generation resources, but battery storage has been more significantly impacted. It is possible that, under future MISO rules, the capacity accreditation for the capacity resources we construct to serve Customer will be eliminated or reduced, in which case we would need to replace or supplement the accredited generation capacity we are planning to build in order to fulfill our obligations to Customer under the Data Center Contract. This additional investment would be funded initially by us. Although under the terms of the Data Center Contract the costs of this additional investment would be shared by us and Customer, our recovery from Customer would occur over an extended period of time. We expect that we would need to obtain significant additional debt and equity financing to fund these investments, which may not be available on favorable terms or at all. These costs, if incurred, could negatively impact our return under the Data Center Contract or adversely affect our future results and financial condition. In addition, these activities would be subject to the construction and financing-related risks described above. Any generation assets we develop to support future data center contracts will be subject to similar risks relating to MISO accreditation, which, depending on the terms of our future data center contracts, may expose us to risks similar to those described above or additional risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Minority Equity Interest Sale
On October 28, 2025, NiSource issued a 19.9% indirect equity interest in NiSource’s wholly-owned subsidiary GenCo to BIP Orion Holdco L.P. and BIP Orion Holdco II L.P., affiliates of Blackstone (collectively, “Investor”), in exchange for $35.2 million. On October 28, 2025, simultaneously with issuance of the 19.9% indirect equity interest in GenCo, Investor, Generation Holdings I, Generation Holdings II and NiSource entered into an Amended and Restated Limited Liability Company Agreement of Generation Holdings II (the “LLC Agreement”).

The LLC Agreement establishes, among other things, governance rights, exit rights, requirements for additional capital contributions, mechanics for distributions, and other arrangements for Generation Holdings II. Specifically, under the terms of the LLC Agreement, Investor will provide up to $1.325 billion in additional capital contributions over a seven-year period, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof. Under the LLC Agreement, Investor is entitled to appoint two directors to the board of directors of Generation Holdings II (the “Board”) so long as Investor (together with any approved affiliate) holds at least a 17.5% Percentage Interest (as defined in the LLC Agreement). Investor is expected to appoint two directors to the Board, such that the Board will be comprised of seven directors, two appointed by Investor and five appointed by NiSource. The LLC Agreement also contains certain investor protections, including, among other things, requiring Investor approval for Generation Holdings II to take certain major actions. In addition, the LLC Agreement contains certain terms surrounding transfer rights and other obligations applicable to both Investor and NiSource. Under the LLC Agreement, Generation Holdings II has agreed that, so long as Investor holds a 14.9% or greater Percentage Interest in Generation Holdings II, Generation Holdings II, NIPSCO Holdings II (as defined below) and/or their respective subsidiaries will be the exclusive vehicles for all power, storage and generation requirements for data center customers within NIPSCO’s service territory.

On October 28, 2025, the members of NIPSCO Holdings II entered into a Third Amended and Restated Limited Liability Company Agreement of NIPSCO Holdings II (the "Amended LLC Agreement"), which, among other changes, increased the amount and time period for additional mandatory capital contributions required to be contributed by Investor by $175 million and seven years, which obligation is backed by an Equity Commitment Letter from Blackstone or an affiliate thereof, and amended certain provisions to facilitate NIPSCO Holdings II and its subsidiaries’ provision of electric service to data center customers (and related activities) and their related contracts and arrangements with Generation Holdings II and its subsidiaries.

The foregoing descriptions of the LLC Agreement and the Amended LLC Agreement do not purport to be complete and are qualified in their entirety by reference to the terms and conditions of the LLC Agreement and Amended LLC Agreement, which are filed as Exhibits 10.1 and 10.2, respectively, and are incorporated by reference herein.

Director and Officer Trading Arrangements
During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
NiSource Inc.

(10.1)	Amended and Restated Liability Company Agreement of Generation Holdings II LLC, dated October 28, 2025.* **

(10.2)	Third Amended and Restated Liability Company Agreement of NIPSCO Holdings II LLC, dated October 28, 2025* **

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(32.2)	Certification of Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).*

(101.INS)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Schema Document

(101.CAL)	Inline XBRL Calculation Linkbase Document

(101.LAB)	Inline XBRL Labels Linkbase Document

(101.PRE)	Inline XBRL Presentation Linkbase Document

(101.DEF)	Inline XBRL Definition Linkbase Document

(104)	Cover page Interactive Data File (formatted as inline XBRL, and contained in Exhibit 101.)

*	Exhibit filed herewith.
**	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request

SIGNATURE
NiSource Inc.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NiSource Inc.
(Registrant)

Date:	October 29, 2025	By:	/s/ Gunnar J. Gode
Gunnar J. Gode
Senior Vice President, Chief Accounting and Tax Officer (Principal Accounting Officer)